Form 10-K
period 1993-12-31
AMERICAN EXPRESS CO
filed 1994-03-31
CIK 4962

=============================================================================
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549
                         ---------------------------

                                  FORM 10-K
                         ---------------------------

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1993

                                     OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                     THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from              to

                         Commission File No. 1-7657

                          AMERICAN EXPRESS COMPANY
           (Exact name of registrant as specified in its charter)

                   New York                                13-4922250
          (State or other jurisdiction                  (I.R.S. employer
      of incorporation or organization)                identification no.)

          American Express Tower
          World Financial Center
            New York, New York                                10285
 (Address of principal executive offices)                  (Zip code)

Registrant's telephone number, including area code: (212) 640-2000

         Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of each exchange
                Title of each class                    on which registered
                -------------------                    ---------------------
Common Shares (par value $.60 per Share)               New York Stock Exchange
                                                       Boston Stock Exchange
                                                       Chicago Stock Exchange
                                                       Pacific Stock Exchange

6 1/4% Exchangeable Notes Due October 15, 1996         New York Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.   Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.

Common shares of the registrant outstanding at March 7, 1994 were 491,387,952. The aggregate market value, as of March 7, 1994, of such common shares held by non-affiliates of the registrant was approximately $14.1 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                     DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV:  Portions of Registrant's 1993 Annual Report to
Shareholders.
Part III:  Portions of Registrant's Proxy Statement dated March 14, 1994.
=============================================================================
PAGE

                             TABLE OF CONTENTS

Form 10-K
Item Number

      Part I                                                              Page

 1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .1
          Travel Related Services . . . . . . . . . . . . . . . . . . . . .1
          IDS Financial Services. . . . . . . . . . . . . . . . . . . . . .6
          American Express Bank . . . . . . . . . . . . . . . . . . . . . 10
          Discontinued Operations . . . . . . . . . . . . . . . . . . . . 17
          Corporate and Other . . . . . . . . . . . . . . . . . . . . . . 18
          Foreign Operations. . . . . . . . . . . . . . . . . . . . . . . 19
          Industry Segment Information and
            Classes of Similar Services . . . . . . . . . . . . . . . . . 19
          Executive Officers of the Registrant. . . . . . . . . . . . . . 20
          Employees . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
 2.   Properties. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 21
 3.   Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 22
 4.   Submission of Matters to a Vote of Security Holders . . . . . . . . 27

      Part II

 5.   Market for Registrant's Common Equity and
        Related Stockholder Matters . . . . . . . . . . . . . . . . . . . 27
 6.   Selected Financial Data . . . . . . . . . . . . . . . . . . . . . . 27
 7.   Management's Discussion and Analysis of Financial
        Condition and Results of Operations . . . . . . . . . . . . . . . 27
 8.   Financial Statements and Supplementary Data . . . . . . . . . . . . 27
 9.   Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure . . . . . . . . . . . . . . . 27

      Part III

10.   Directors and Executive Officers of the Registran . . . . . . . . . 27
11.   Executive Compensation. . . . . . . . . . . . . . . . . . . . . . . 27
12.   Security Ownership of Certain Beneficial Owners
        and Management. . . . . . . . . . . . . . . . . . . . . . . . . . 27
13.   Certain Relationships and Related Transactions. . . . . . . . . . . 27

      Part IV

14.   Exhibits, Financial Statement Schedules and Reports
        on Form 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . 28
      Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . 29
      Index to Financial Statements . . . . . . . . . . . . . . . . . . .F-1
      Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . .E-1

                                    PART I
ITEM 1.  BUSINESS

     American Express Company (the "registrant") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The registrant and its subsidiaries are principally in the business of providing travel related services, investors diversified financial services and international banking services throughout the world.

     In January 1994, the registrant's Board of Directors approved a plan to complete a tax-free spin-off of the common stock of the registrant's subsidiary, Lehman Brothers Holdings Inc. ("Lehman"), through a special dividend to the registrant's common shareholders. Lehman is in the business of providing investment services. The final transaction, which is subject to a number of conditions, is expected to close in the second quarter of 1994. In anticipation of this transaction, Lehman's results are reported as a discontinued operation in the registrant's Consolidated Financial Statements.

     During 1993, Lehman sold the Shearson Lehman Brothers retail brokerage and asset management businesses, The Boston Company, Inc. and Shearson Lehman Hutton Mortgage Corporation.

     In March 1993, the registrant reduced its ownership interest in First Data Corporation ("FDC") to approximately 22 percent through a public offering. As a result, effective January 1, 1993, FDC is reported under the equity method of accounting.

     These transactions are described in more detail on pages 23 and 35-37 of the registrant's Annual Report to Shareholders, which descriptions are incorporated herein by reference.

                           TRAVEL RELATED SERVICES

     American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, "TRS") provides a variety of products and services, including the American Express(R) Card (the "Card"), consumer lending, the American Express(R) Travelers Cheque (the "Travelers Cheque" or the "Cheque"), corporate and consumer travel products and services, magazine publishing, database marketing and management and insurance. TRS offers products and services in over 160 countries.

     TRS's business as a whole has not experienced significant seasonal fluctuation, although Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

     TRS places significant importance on its trademarks and service marks. TRS diligently protects its intellectual property rights around the world.

     CARD AND CONSUMER LENDING

     TRS issues the American Express Card, including the American Express(R) Gold Card, the Platinum Card(R), the Corporate Card, the Optima(SM) Card and, commencing in January 1994, the Purchasing Card. Cards are currently issued in 32 currencies. The Card, which is issued to individuals for their personal account or through a corporate account established by their employer, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card.

     The Card issuer accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the volume of charges, the timing and method of payment to the establishment and the method of submission.

     Except in the case of the Optima Card, the Card is primarily designed for use as a method of payment and not as a means of financing purchases of goods and services and carries no pre-set spending limit. Charges are approved based on a Cardmember's past spending and payment patterns, credit history and personal resources. Except in the case of the Optima Card and extended payment plans, payment of the full amount billed each month is due from the Cardmember upon receipt of the bill, and no finance charges are assessed.
Card accounts that are past due by a given number of days are subject, in most cases, to a delinquency assessment.

     The Card issuer charges Cardmembers an annual fee, which varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. The Optima Card is generally offered to pre-approved prospects on a first-year-free basis.

     Cardmembers generally have access to a variety of special services, including: the Membership Miles(R) Program, Global Assist(R) Hotline, Buyer's Assurance(SM) Protection Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance Plan and Purchase Protection(SM) Plan. A Cardmember participating in the Gold Card program in the United States has access to certain additional services, including a Year End Summary of Charges Report and, in many instances, the ability to draw on a line of credit. The Platinum Card, offered to certain Cardmembers in the United States and certain other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines of participating financial institutions worldwide. TRS also offers merchandise directly to Cardmembers, who may elect to pay for the products they purchase in installments with no finance charges. TRS is planning to offer additional rewards programs in conjunction with other businesses, possibly on a co-branded basis.

     The Corporate Card program offers travel and expense management systems and services for all business entities and such services as the Business Travel Accident Insurance Plan for large businesses and the Accident Disability Plan and the FleetPlan(SM) auto leasing program for small businesses. TRS is continuing to enhance its business travel and expense management systems through various on-line access technologies and business travel management information reports, as described below under "Travel Services", which are integrated with the Corporate Card. Effective on November 30, 1993, the U.S. General Services Administration awarded TRS a contract to provide American Express(R) Government Card charge card services to federal employees who travel on official government business. The contract is for one year with four one-year renewal options.

     TRS launched the Corporate Purchasing Card in January 1994. The Corporate Purchasing Card is intended to provide an efficient, low-cost system for managing purchases of supplies, equipment and services by companies.
Employees of the company to whom Corporate Purchasing Cards are issued can use the Cards to order directly from suppliers, rather than using the traditional system of requisitions, purchase orders and invoices. TRS pays the suppliers and submits a single monthly billing statement to the company.

     The Optima Card is a revolving credit card marketed to individuals in the United States and several other countries. In the United States, interest is computed according to one of three tiers, all tied to the prime rate, depending on the spending and payment patterns and tenure of the Cardmember. American Express Centurion Bank ("Centurion Bank") issues the Optima Card in the United States and owns substantially all receivables arising from the use of Optima Cards issued in the United States. In addition, Centurion Bank issues lines of credit in association with many American Express Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel(R) accounts and other unsecured lines of credit and installment loans. The Sign & Travel account allows qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain prepaid travel charges that are purchased with the Card. Centurion Bank combined its line of credit products with the Optima portfolio, effective in the fourth quarter of 1993. Outside the United States, consumer lending activities are engaged in by other subsidiaries of the registrant where local regulations permit. The Optima Card is currently offered primarily to individuals who already have an American Express Card. TRS is also planning to offer revolving credit cards to individuals who are not Cardmembers.

     American Express Credit Corporation ("Credco") purchases most Cardmember receivables arising from the use of Cards (other than Optima Cards) issued in the United States and Cardmember receivables in designated currencies arising from the use of Cards outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. (In addition, TRS also funds Cardmember receivables through an asset securitization program.) The cost of funding Cardmember receivables is a major expense of Card operations.

     The American Express Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Card and consumer lending businesses, either in the United States or on a worldwide basis.

     Centurion Bank is subject to restrictions on its activities under the Competitive Equality Banking Act of 1987 ("CEBA"). See page 18 for a description of these restrictions. Centurion Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and is regulated, supervised and regularly examined by the Delaware State Banking Commissioner and the FDIC.

     TRS encounters substantial and increasingly intense competition worldwide with respect to the Card and consumer lending businesses from general purpose cards issued under revolving credit plans, particularly VISA cards issued by members of VISA International Service Association, Inc. or VISA USA, Inc. (collectively, "VISA"), and MasterCard cards issued by members of MasterCard International, Incorporated ("MasterCard"), including cards sponsored by AT&T, General Electric Company, General Motors Corporation and Ford Motor Company; the Discover Card, a revolving credit card; and, to a lesser extent, charge cards such as Diners Club and JCB. TRS also encounters competition from businesses that issue their own cards or otherwise extend credit to their customers. Most U.S. banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. The issuer of the Discover Card, as well as some issuers of VISA cards and MasterCard cards, charge no annual fees. Certain issuers offer mileage credit to card holders under airline frequent flyer programs or other types of reward programs or rebates. Certain competing issuers offer premium cards with enhanced services or lines of credit.

     TRS generally charges higher discount rates to service establishments than its competitors. As a result, TRS has encountered complaints from some establishments, as well as suppression of the Card's use. TRS has adjusted its discount structure in certain industries and locations. In addition, TRS has undertaken a reengineering program designed to reduce costs and enhance TRS's ability to address competitive pricing pressures. (For a discussion of this program, see page 26 of the registrant's Annual Report to Shareholders, which is incorporated herein by reference.) TRS has also increased its joint marketing and other services offered to service establishments and has expanded its efforts in handling and resolving suppression problems. TRS's strategy is to focus on achieving Card acceptance at merchants where Cardmembers want to use the Card.

     The principal competitive factors that affect the Card business are (i) the quality of the service and services, including rewards programs, provided to Cardmembers and participating establishments; (ii) the number and characteristics of Cardmembers; (iii) the quantity and quality of the establishments that will accept a Card; (iv) the cost of Cards to Cardmembers and of Card acceptance to participating establishments; (v) the terms of payment available to Cardmembers and participating establishments; (vi) the number and quality of other payment instruments available to Cardmembers and participating establishments; and (vii) the success of marketing and promotion campaigns.

     TRAVEL SERVICES

     A wide variety of travel services is offered to customers for business and personal purposes by a network of offices in more than 120 countries. Travel services include trip planning, reservations, ticketing, management information systems and other incidental services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers.

     To meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment needs, the Travel Management Services unit ("TMS") integrates the Corporate Card and business travel services in the United States and certain foreign countries. TMS offers to its client companies services to manage their travel and entertainment budgets. American Express Business Travel Centers handle reservations, provide necessary ticketing and deliver ticket/itinerary information in the United States. In addition, this service provides clients with an information package to plan, account for and control travel and entertainment expenses. TMS provides a state-of-the-art Expense Management System, which captures and reconciles expense report data with Corporate Card charge data. TMS also developed On-Line Access, a user-friendly information service that can help organizations obtain necessary travel management information through their office computers.

     Vigorous competition is encountered in the travel business from more than 30,000 travel agents in the United States and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years. The number of travel agencies in the United States has increased, and a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased in size, enabling independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

     TRAVELERS CHEQUES

     American Express Travelers Cheques are sold as a safe and convenient alternative to currency. The Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. The success of the Travelers Cheque operation is in large part related to the worldwide acceptability of the Cheque as a means of payment for goods and services and the worldwide refundability of Cheques that are lost or stolen. American Express Travelers Cheques are issued directly by TRS in United States dollars, Canadian dollars, Swiss francs, German marks and Japanese yen.
French franc and British pound Cheques are primarily issued by joint venture companies in which TRS holds an equity interest and for which TRS provides sales, operations, marketing and refund servicing arrangements.

     American Express Travelers Cheques are sold through a broad network of outlets worldwide, including offices of TRS, its affiliates and representatives, travel agents, commercial banks, savings banks, savings and loan associations, credit unions and other financial, travel and commercial businesses. TRS generally pays compensation to selling agents for their sale of Travelers Cheques.

     The proceeds from sales of Cheques issued by TRS are remitted to TRS and are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations. The investment of these proceeds is regulated by various state laws.

     TRS also issues the Corporate Travelers Cheque, a cash access product for business travelers, Cheques for Two(SM), a Cheque product with two signature lines designed for people who are traveling together, and the American Express(R) Gift Cheque. All of these Cheque products operate with the same signature-countersignature negotiation procedure as Travelers Cheques and are refundable to the purchaser in the event of loss or theft.

     Although the registrant believes that TRS is the leading issuer of travelers checks, TRS encounters significant competition from many other forms of payment instruments, from other brands of travelers checks and from national and international automated teller machine networks. The principal competitive factors affecting the travelers check industry are (i) the acceptability of the checks throughout the world as an alternative to currency; (ii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen; (iii) the compensation paid to, and frequency of settlement by, selling agents; (iv) the availability to the consumer of other forms of payment; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotion campaigns; and (vii) the amount of the fee charged to the consumer.

     PUBLISHING AND DIRECT MARKETING

     TRS publishes Travel & Leisure(R), Food & Wine(R), Departures(TM) and Your Company(TM) magazines. Under a March 1993 agreement between TRS and a subsidiary of Time Inc. ("Time"), Time provides management services in connection with these magazines. The magazine publishing business operates in a highly competitive market. The editorial quality of the magazines and the size and quality of their readerships are the most critical competitive factors.

     TRS also provides direct mail merchandise services and, through its subsidiary Epsilon Data Management, Inc., proprietary database marketing and management.

     INSURANCE

     AMEX Life Assurance Company ("AMEX Life"), its subsidiaries and its affiliated property-casualty insurer, AMEX Assurance Company (collectively, the "Life Group"), provide a variety of insurance products to individuals, employers and associations. The Life Group's primary products are individual long-term care insurance and products for American Express Cardmembers such as Automatic Air Flight insurance and a deferred annuity marketed under the name Privileged Assets(R).

     The Life Group's long-term care products are marketed through a network of 20,000 independent agents and brokers and American Express affiliates. Other products are marketed through direct response methods to Cardmembers.

     The Life Group competes with companies in the financial services industry that respond to consumer needs for money management, risk management and investments. The principal factors that affect the Life Group's competitive position are (i) premium rates; (ii) providing coverage to meet customers' needs; (iii) the quality of service given its customers; (iv) establishing and maintaining distribution networks to sell policies and administrative capabilities to service policyholders; (v) marketing; and (vi) investment performance.

     In the first quarter of 1993, the Life Group sold by reinsurance certain closed blocks of business including policies of life, accident and health insurance held by American Express Cardmembers, representing earned premiums in 1992 of approximately $155 million.

     The Life Group is qualified to transact business in all states of the United States and in Puerto Rico and Canada, and is subject to comprehensive state and federal regulations. (See page 8 for a general discussion of the extent of state insurance regulations.)


                           IDS FINANCIAL SERVICES

     IDS Financial Corporation (including its subsidiaries, where appropriate, "IDS") is engaged in providing a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. IDS's products and services include financial planning, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust services, tax preparation and bookkeeping services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1993, IDS maintained a nationwide financial planning field force of 7,655 persons. IDS's marketing system consists primarily of its field force operating in 50 states and the District of Columbia, organized in 13 regions and 177 divisional offices.

     FINANCIAL PLANNING

     IDS Financial Services Inc., IDS's principal marketing subsidiary, offers financial planning and investment advisory services to individuals for which it charges a fee. IDS financial planning services provide financial analyses addressing six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning. To complete their financial plans, IDS planners provide clients with recommendations of products from the more than 100 products distributed by subsidiaries and affiliates of IDS, as well as products of approved third parties.

     IDS Financial Services Inc. has entered into a marketing arrangement with a subsidiary of TRS, American Express Service Corporation ("AESC"), in which financial planners representing both AESC and IDS offer Cardmembers and others financial analyses through AESC and other financial products and services through IDS in select locations. IDS is planning to rebrand its financial planning business to identify itself more closely with the American Express brand name, and to enable IDS to expand services to Cardmembers.

     IDS Financial Services Inc. is marketing its financial products and services to customers of banks and credit unions, by establishing offices with dedicated financial planners within the bank's or credit union's retail locations. Such arrangements enable these financial institutions to retain and enhance their relationships with customers who would have gone elsewhere to buy non-insured, non-deposit financial products.

     First-year financial planners are compensated primarily by salary, while veteran financial planners receive compensation based on sales. The IDS field force compensation is structured to encourage planner retention and product persistency, while adding stability to the financial planner's income. In attracting and retaining members of the field force, IDS competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. IDS has undertaken a major initiative called "IDS 1994" to make changes in its business processes and field organization to improve planner retention and client satisfaction. IDS has two pilot division offices implementing the IDS 1994 recommendations and plans additional pilots this year.

     Although the use of an exclusive field force may entail higher initial costs than other forms of marketing, such as direct-response marketing or independent agency distribution, IDS believes that its ability to provide broad-based integrated services on a relationship basis is a competitive advantage.

     IDS Financial Services Inc. does business as a broker-dealer and investment adviser in 51 jurisdictions. IDS Financial Corporation, IDS Financial Services Inc. and AESC are registered as broker-dealers and investment advisers regulated by the Securities and Exchange Commission ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). IDS financial planners must obtain state and NASD licenses required for the businesses.

     IDS anticipates regulation of the securities and commodities industries to increase at all levels. Monetary penalties and restrictions on business activities by regulators resulting from compliance deficiencies are also expected to increase. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser, its officers or employees.

     The financial services industry responds to consumer needs for money management, risk management and investments. Industry competition focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety and distribution system. Competition in the financial services market is very intense and IDS competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies, whose products and services increasingly cross over the traditional lines that previously differentiated one type of institution from another.

     IDS's business does not as a whole experience significant seasonal fluctuations.

     INSURANCE AND ANNUITIES

     IDS's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of IDS Financial Corporation and serves all states except New York. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), whose business is currently limited to issuing fixed dollar annuity contracts to banks, thrift institutions and stock brokerages. In Fortune magazine's May 1993 listing of the 50 largest life insurance companies as ranked by assets, IDS Life ranked fourteenth.

     IDS Life's products include whole life, universal life (fixed and variable), single premium life and term products (including waiver of premium and accidental death benefits). IDS Life also markets disability income and long-term care insurance. In addition, it offers single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life markets variable annuity contracts designed for retirement plans.

     IDS Life's principal annuity products are fixed deferred annuities. These annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin) although the company may pay a higher rate reflective of current market rates. IDS Life also offers a fixed/variable annuity, or "Flexible Annuity," in which the purchaser may choose between mutual funds, with portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account" as the underlying investment vehicle. Additionally, IDS Life offers a variable annuity contract that invests in real estate, real estate mortgages and sale-leaseback transactions.

     IDS Life, IDS Life Insurance Company of New York and American Enterprise Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the New York Department of Insurance and the Indiana Department of Insurance, respectively, although the laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the contents of insurance policies. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Virtually all states also mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations with respect to various aspects of the insurance industry including taxation and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon IDS's insurance subsidiaries.

     As a distributor of variable contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

     In addition to selling its products through IDS financial planners, IDS Life also distributes its products through financial consultants of Smith Barney Shearson Inc., an independent firm.

     The insurance and annuity business is highly competitive, and IDS Life's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include the interest rates credited to its products, the charges deducted from the cash values of such products, the financial strength of the organization and the services provided to policyholders.

     INVESTMENT CERTIFICATES

     IDS issues face-amount investment certificates through its wholly-owned subsidiary, IDS Certificate Company ("IDSC"), which is registered as an investment company under the Investment Company Act of 1940. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons holding one type of certificate may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. IDS acts as investment manager for IDSC. IDSC's certificates are sold primarily by IDS Financial Services Inc.'s field force.

     IDSC currently offers eight types of face-amount certificates. The specified maturities of the certificates range from four to twenty years. Within their specified maturity, most certificates have interest rate periods ranging from one to thirty-six months. Certificate holders can surrender their certificates at the end of an interest rate period. Some certificates are marketed by American Express Bank Ltd. to its foreign customers. American Express Bank International has also sold a significant amount of certificates.

     IDSC is the largest issuer of face-amount certificates in the United States. Such certificates compete, however, with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

     MUTUAL FUNDS

     IDS Financial Services Inc. offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). IDS acts as investment manager and performs various administrative services. These 36 publicly-offered mutual funds, the "IDS MUTUAL FUND GROUP", have varied investment objectives, and include, for example, money market, tax-exempt, bond and stock funds. IDS believes that the IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1993 of $36.5 billion, was the thirteenth largest mutual fund organization and, excluding money market funds, was the eighth largest. IDS Financial Services Inc., as principal underwriter, maintains a continuous public offering of shares of each fund at net asset value plus any applicable sales charge. The maximum sales charge is five percent of the offering price with reduced sales charges for larger purchases.

     The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, services received and investment performance. The funds compete with other investment products, including funds that have no sales charge (known as "no load" funds), and with funds distributed through independent brokerage firms as well as with those distributed by other "exclusive" sales forces.

     OTHER SERVICES

     IDS provides investment management services for pension, profit-sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions through the IDS Advisory Group. IDS also offers investment services for wealthy individuals and small institutions. These services are marketed through IDS financial planners and marketing employees and third-party referrals. International or global investment management is offered by IDS International, Inc., a U.S. company with offices in London, England, and IDS Fund Management Ltd., an English company. At December 31, 1993, the IDS Advisory Group managed securities portfolios totaling $12.3 billion for 236 accounts, up from $8.6 billion at December 31, 1992 for 172 accounts. The market for the IDS Advisory Group's services is highly competitive, with investment performance the most critical competitive factor.

     IDS Trust Company, formerly IDS Bank & Trust, provides trustee, custodial, record-keeping and investment management services for pension, profit sharing, employee savings and endowment funds. Through its personal trust division, IDS Trust Company offers trust services to individuals. IDS Trust Company is regulated by the Minnesota Department of Commerce (Banking Division). On
March 1, 1994, IDS Trust Company and IDS Deposit Corp., a Utah industrial loan corporation, assigned their deposits and sold their loans to a subsidiary of TRS. Prior to that date, IDS Trust Company and IDS Deposit Corp. made consumer loans and accepted certain kinds of deposits.

     IDS Financial Services Inc. distributes a variety of real estate, cable TV, equipment leasing, and venture capital limited partnership investments issued by other companies. IDS Financial Services Inc. also distributes limited partnerships in which various IDS subsidiaries are co-general partners or are involved in providing services to such partnerships. These partnerships include real estate, cable TV and managed futures partnerships.

     IDS Property Casualty Insurance Company provides personal auto and homeowner's coverage to clients in nineteen states. This insurance is underwritten to some extent by AMEX Assurance Company in fourteen of these states and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. Tax and Business Services, a division of IDS Financial Services Inc., offers tax planning, tax preparation and small business consulting services to clients in 50 locations in 26 states.

     In 1993, IDS continued to expand its securities services activities, which offer portfolio analysis and securities brokerage services. American Enterprise Investment Services Inc. provides securities execution and clearance services for IDS. American Enterprise Investment Services Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.


                            AMERICAN EXPRESS BANK

     The registrant's wholly-owned subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), seeks to meet the financial service needs of wealthy entrepreneurs and local financial service institutions through four core businesses: private banking, correspondent banking, commercial services and treasury. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between U.S. and non-U.S. based activities.

     AEB's private banking business focuses on wealthy entrepreneurs by providing such customers deposit products, investment and fiduciary services, asset management, mutual funds, trust and estate planning and secured loans. Correspondent banking services are offered primarily to medium-sized and small financial institutions and include processing services (such as check clearing, money transfers, collections and remittances), electronic banking and trade finance, in addition to deposit and investment services. Commercial services are provided to businesses, most of which are owned by wealthy entrepreneurs, and include trade finance products such as letters of credit, payment guaranties, working capital loans and equipment finance. Treasury services are provided to all segments of AEB's customer base, and primarily include trading foreign exchange, interest rate products and other derivative instruments.

     In certain countries outside the United States and Canada, in some cases by arrangement with TRS, AEB provides travel related services consisting of Card, travel and Travelers Cheque products and offers consumer lending and certain other services. In the future, AEB expects to serve a greater role as an international platform to support TRS's business globally.

     AEB has a global network of 81 locations in 37 countries. Its international headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is also headquartered in New York City and has branches in New York City, Miami, Beverly Hills, Los Angeles and San Diego. The three offices in California are expected to be sold or closed in 1994. In connection with AEB's sale in 1990 of TDB American Express Bank, its former Swiss-based private banking subsidiary, the registrant and certain of its affiliates, including AEB, have agreed not to engage in Switzerland in the money or asset management businesses prior to March 2, 1995. AEB continues to maintain a banking presence in Switzerland through a wholly-owned subsidiary, American Express Bank (Switzerland) S.A.

     As part of AEB's strategy to focus its business on wealthy entrepreneurs and local financial service institutions, and to manage its assets and operations more prudently, AEB continued to exit certain off-strategy activities in 1993, including a joint venture commercial bank in the Philippines and leasing joint ventures in Indonesia, Taiwan and Germany.

     SELECTED FINANCIAL INFORMATION

     The travel-related and consumer lending services referred to above were included in AEB's legal entity, but not AEB's reporting segment, in 1993 and in certain prior years. The financial information set forth below is generally presented on a segment basis and thus excludes such services, which were presented in TRS' reporting segment, except where otherwise indicated. Commencing in the first quarter of 1994, certain of such services are being operated within, and reported as part of, the AEB segment.

     AEB provides banking services to the registrant and its subsidiaries. AEB is only one of many international and local banks used by the registrant and its other subsidiaries, which constitute only a few of AEB's many customers.

     AEB's total assets were $13.6 billion at December 31, 1993, compared with $13.7 billion at December 31, 1992. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $5.9 billion at December 31, 1993, compared with $5.0 billion at December 31, 1992.

     The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1993 (dollars in millions):

                                                  1993        1992      1991
                                                  ----        ----      ----
Net financial revenues                            $557       $452       $445
Noninterest expenses                               440        445        407
Income before cumulative effect of a
  change in accounting principle                    81         26         60
Cumulative effect of a change in
  accounting for post-retirement
  benefits other than pensions, net
  of related income taxes                            -         (7)         -
Net income                                          81         19         60
- - -----------------------------------------------------------------------------
Cash and deposits with banks                     2,641      2,065      2,844
Investments                                      2,820      2,780      2,942
Loans, net                                       5,031      4,654      4,538
Total assets                                    13,559     13,658     14,367
- - ----------------------------------------------------------------------------
Customers' deposits and credit
  balances                                       8,760      8,622      9,612
Shareholder's equity                               605        565        572
- - -----------------------------------------------------------------------------
Return on average assets (a)                     0.65%      0.19%      0.42%
Return on average shareholder's equity (a)      13.74%      4.57%     10.52%
- - -----------------------------------------------------------------------------
Total loans/deposits and credit
   balances from customers                      58.70%     55.53%     48.13%
Average shareholder's equity/average
  assets (a)                                     4.70%      4.22%      3.99%
Risk-based capital ratios: (b)
  Tier 1                                          6.3%       5.7%       4.8%
  Total                                          10.2%       9.1%       8.8%
Leverage ratio (b)                                4.4%       4.3%       3.8%
- - -----------------------------------------------------------------------------
Average interest rates earned: (c)
  Loans (d)                                      7.01%      8.14%      9.64%
  Investments (e)                                9.21%      9.13%      9.38%
  Deposits with banks                            5.67%      6.68%      8.61%
- - -----------------------------------------------------------------------------
Total interest-earning assets (e)                7.15%      7.87%      9.22%
- - -----------------------------------------------------------------------------
Average interest rates paid: (c)                 5.49%      6.49%      7.73%
  Deposits and credit balances from
    customers                                    4.19%      5.38%      6.67%
  Borrowed funds, including long-term debt
- - -----------------------------------------------------------------------------
Total interest-bearing liabilities               5.28%      6.34%      7.60%
- - -----------------------------------------------------------------------------
Net interest income/total average
  interest-earning assets (e)                    2.48%      2.27%      1.90%
- - -----------------------------------------------------------------------------

(a)     Computed before the accounting change.
(b)     Reported on a legal entity basis.
(c) Based upon average balances and related interest income and expense, including transactions with related parties.
(d) Interest rates have been calculated based upon average total loans, including those on nonperforming status.
(e)     On a tax equivalent basis.

                                                                            12

The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1993 (millions):

By Geographical Region (a)              1993     1992    1991     1990    1989
- - -------------------------------------------------------------------------------
Asia/Pacific                          $1,924   $1,558  $1,653   $1,472  $1,229
Europe                                   882      844     910    1,526   1,519
Indian Subcontinent                      849      907     623      632     485
Latin America                            749      675     546      653     979
North America                            283      382     468      537     533
Middle East                              368      357     365      340     413
Africa                                    87       65      61       38     147
Other                                      -        -       -        -      11
- - -------------------------------------------------------------------------------
Total                                 $5,142   $4,788  $4,626   $5,198  $5,316
===============================================================================

                               1993
                 ---------------------------------
                          Due After
                          1 Year
                 Due      Through    Due
By Type          Within     5       After 5
and Maturity     1 Year   Years(b)  Years(b)  1993       1992     1991     1990     1989
- - ------------------------------------------------------------------------------------------
Loans to         $2,384   $235      $20     $2,639     $2,628   $2,355   $2,431   $2,262
 businesses(c)
Real estate loans   460    228       16        704        665      751      815      423
Loans to banks and
 other financial
 institutions       961    107        7      1,075        666      731      778      938
Equipment
 financing(d)        10     68       27        105        386      501      509      519
Consumer loans      462      3        -        465        282      118      213      567
Loans to governments
 and official        83      3        3         89         96       96      324      492
 institutions
All other loans      65      -        -         65         65       74      128      115
- - ------------------------------------------------------------------------------------------
Total            $4,425   $644      $73     $5,142     $4,788   $4,626   $5,198   $5,316
==========================================================================================

(a)  Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $199 million, while those at floating (adjustable) interest rates totaled $519 million.
(c) Business loans, which accounted for approximately 51 percent of the portfolio as of December 31, 1993, were distributed over 26 commercial and industrial categories.
(d) The decrease from December 31, 1992 to December 31, 1993 reflects $163 million of equipment finance (aircraft) loans transferred to other performing assets upon foreclosure, resulting in a total value of aircraft assets leased to others of $424 million at December 31, 1993.

     The following tables set forth AEB's nonperforming loans at year end for each of the five years in the period ended December 31, 1993 (millions):


                                      1993     1992   1991    1990    1989
    -------------------------------------------------------------------------
    Credit                            $ 43     $102   $ 38    $189    $ 16
    Lesser Developed Countries           -        -      -     238     311
    -------------------------------------------------------------------------
    Total (a)                         $ 43     $102   $ 38    $427    $327
    =========================================================================



                                   1993     1992    1991    1990    1989
     ------------------------------------------------------------------------
     Loans to businesses           $ 24    $  22    $ 21    $174    $ 16
     Real estate loans               19       69       5      15       -
     Equipment financing              -        6       5       -       -
     Loans to banks and other
       financial institutions         -        4       4       -      12
     Loans to governments
       and official institutions      -        1       3     238     299
     ------------------------------------------------------------------------
     Total (a) (b)                 $ 43     $102    $ 38    $427    $327
     ========================================================================

     (a) AEB's other nonperforming assets totaled $89 million at December 31, 1993, $83 million at December 31, 1992 and $43 million at December 31, 1991, and represent balances transferred from nonperforming loans as a result of foreclosures and in-substance foreclosures. The increases were primarily related to real estate exposures.
     (b)  Reduced rate loans were immaterial in amount.

     The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1993 (dollars in millions):

                                   1993      1992    1991     1990    1989
                                   ----      ----    ----     ----    ----
Total loans at year end          $5,142    $4,788  $4,626   $5,198  $5,316
                                 ======    ======  ======   ======  ======
Reserve for credit losses-
  January 1,                     $  134    $   88  $  318   $  452  $  509
Provision for credit losses          34        94      25       54     127
Transfer to TRS (a)                   -         -       -      (12)      -
Translation and other (b)           (21)        -      (1)       2       -
                                 -------   ------- -------  ------- ------
  Subtotal                          147       182     342      496     636
                                 -------   ------- -------  ------- ------

Write-offs:
  Real estate loans                  16        30       7        -       -
  Loans to businesses                19        21      88       24      17
  Loans to banks and other
     financial institutions           -         4      18        3      52
  Loans to governments and
    official institutions             -         2     149      163     128
  All other loans                     6         1       -        1       1
Recoveries:
  Loans to businesses                (4)       (8)     (6)      (9)     (8)
  Loans to banks and other
    financial institutions           (1)       (1)     (1)      (1)     (3)
  Real estate loans                   -         -      (1)       -       -
  Equipment financing                 -         -       -        -      (2)
  Loans to governments and
    official institutions             -         -       -       (2)      -
  All other loans                     -        (1)      -       (1)     (1)
                                 ------    ------  -------  ------  ------
    Net write-offs                   36        48      254     178     184
                                 ------    ------   ------  ------  ------
Reserve for credit losses-
  December 31,                   $  111   $   134   $   88  $  318  $  452
                                 ======   =======   ======  ======  ======
Reserve for credit losses/
   total loans                     2.16%    2.80%     1.90%  6.12%    8.50%
                                 ======    ======   ======  ======  ======




(a) During 1990, AEB transferred loans totaling $236 million and related reserves of $12 million to TRS on a segment reporting basis.
(b) The decline in 1993 was primarily due to the transfer of reserves relating to loans reclassified to other performing assets upon foreclosure.
- - --------------------------

     Interest income is recognized on the accrual basis. Loans are placed on nonperforming status when payments of principal or interest are 90 days past due, or if in the opinion of management the borrower is unlikely to meet its contractual commitments. When loans are placed on nonperforming status, all previously accrued interest not yet received is reversed against current interest income. Cash receipts of interest on nonperforming loans are recognized either as income or as a reduction of principal, based upon management's judgment as to the collectibility of principal.

     A reserve for credit losses is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, which include the historical credit loss experience in relation to outstanding credits, a continuous determination as to the collectibility of each credit, and management's evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions.

     RISKS

     The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1993, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, investments, loans, commitments to purchase and sell foreign currencies and U.S. dollars, interest rate swaps and forward rate agreements. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe and North America. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk. AEB does not anticipate any material losses as a result of these concentrations.

     In 1991, AEB completed the liquidation of its long-term lesser developed country ("LDC") cross border loan portfolio. At December 31, 1993, AEB had $64 million of equity investments in LDC based enterprises (net of reserves) resulting from certain debt for equity conversions. These remaining conversions included 7 equity investments, the value of which were primarily represented by a minority interest in a Brazilian petrochemical holding company and two Mexican hotel projects.

     AEB's earnings are sensitive to fluctuations in interest rates, as it is not always possible to match precisely the maturities of interest-related assets and liabilities. Strict limits have been established, however, for both country and total bank mismatching. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with these guidelines. Term loans extended by AEB include both floating interest rate and fixed interest rate loans. Fixed interest rate loans with maturities in excess of one year totaled $199 million at December 31, 1993.

     COMPETITION

     The banking services of AEB are subject to vigorous competition in all markets in which AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the registrant) and, in certain cases, governmental agencies. In some countries, AEB may be one of the more substantial financial institutions offering banking services; in no country, however, has AEB been a major factor.

     REGULATION

     AEB's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors. AEB's New York Agency is supervised and regularly examined by the Superintendent of Banks of the State of New York. At the request of management, the New York State Banking Department has extended its supervision and examination of the New York Agency to cover AEB's global network of branches and subsidiaries. The Florida Department of Banking and Finance supervises and examines the Miami Agency.

In addition, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI.

     Following a recent examination of AEBI's California branches, in September 1993 AEBI agreed to pay a fine of $950,000 to, and entered into an agreement
(a Consent Cease and Desist Order) with, the Federal Reserve Board. Under the agreement, AEBI agreed to correct two alleged violations of regulations of the Federal Reserve Board and amend certain internal policies and procedures. The fine was not material to, and did not involve a significant part of the business of, AEB.

     Since AEB does not do business in the United States except as an incident to its activities outside the United States, the registrant's affiliation with AEB neither causes the registrant to be subject to the provisions of the Bank Holding Company Act of 1956, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed on grandfathered nonbank banks by CEBA, other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates and restrictions on loans to certain executive officers and directors.

     As a matter of policy, AEB actively monitors compliance with regulatory capital requirements. These requirements are essentially represented by the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the relevant provisions of which became effective for year-end 1992, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be adequately capitalized if it maintains a Tier 1 risk-based capital ratio of at least 4.0 percent, a total risk-based capital ratio of at least 8.0 percent and a leverage ratio of at least 4.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 12, AEB is considered to be adequately capitalized at December 31, 1993. The Federal Reserve Board has proposed revisions to its regulations which would establish a limitation on the amount of deferred tax assets that may be considered regulatory capital for risk-based and leverage capital purposes. In anticipation that these proposed revisions will be adopted, deferred tax assets are being excluded from AEB's regulatory capital ratably over a two year period commencing in January 1993, which could reduce AEB's capital ratios in 1994.

                           DISCONTINUED OPERATIONS

     Lehman, through its wholly-owned subsidiary Lehman Brothers ("Lehman Brothers") and other subsidiaries, is a global investment bank serving institutional, corporate, government and high net-worth individual clients in major financial centers worldwide. Lehman's businesses include capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; institutional asset management; research; and the trading of foreign exchange, derivative products and certain commodities. Lehman acts as a market marker in all major fixed income and equity products in both the domestic and international markets. Lehman Brothers, which is a member of all principal securities and commodities exchanges in the United States, as well as the NASD, also holds memberships or associate memberships on several principal international securities and commodities exchanges, including the London, Tokyo, Hong Kong, Frankfurt and Milan exchanges.

     During 1993, Lehman sold the Shearson Lehman Brothers retail brokerage and asset management businesses, The Boston Company private banking, trust and mutual fund administration businesses and Shearson Lehman Hutton Mortgage Corporation, which engaged in mortgage banking.

     In January 1994, the registrant's Board of Directors approved a plan to complete a tax-free spin-off of the common stock of Lehman through a special dividend to the registrant's common shareholders. The final transaction is subject to a number of conditions, including receipt of a favorable tax opinion, regulatory clearances, market conditions and final approval by the registrant's Board. In addition, certain related matters are subject to approval by the Lehman Board. The transaction is expected to close in the second quarter of 1994. In anticipation of this transaction, Lehman's results are reported as a discontinued operation in the registrant's Consolidated Financial Statements. This transaction is described in more detail on pages 23 and 35-37 of the registrant's Annual Report to Shareholders, which descriptions are incorporated herein by reference.


                             CORPORATE AND OTHER

     BALCOR

     The Balcor Company, formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation is expected to be completed in 1996. The Balcor Company Holdings, Inc. was formed in 1992 as a holding company for The Balcor Company and its former subsidiaries (collectively, "Balcor"). At December 31, 1993, Balcor's assets, excluding cash and cash equivalents, totaled $1.1 billion with related reserves of $333 million. Balcor's assets at December 31, 1993 included real estate loans amounting to $225 million, advances to limited partnerships originated by Balcor of $90 million, interests in non-syndicated partnerships of $191 million and investments in real estate of $526 million, inclusive of real estate transferred from borrowers as a result of foreclosure of $402 million.

     CEBA AND FDICIA

     The Competitive Equality Banking Act of 1987 ("CEBA"), among other things, prevents the formation of new nonbank banks after March 5, 1987 and restricts the activities of such banks that existed on that date. The registrant owns two nonbank banks -- Centurion Bank and IDS Trust Company -- which are subject to these "grandfather" restrictions. The restrictions include a prohibition on new activities and affiliate overdrafts, and limitations on asset growth and the ability to market the products and services of the bank by an affiliate and vice versa. CEBA has had an impact on the manner in which the registrant's nonbank banks conduct business to assure their continued grandfathered status, but has not had a material adverse effect on the registrant.

     The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") applies generally to the registrant's insured depository institutions, including Centurion Bank. Among other things, FDICIA has enabled the FDIC to raise the amount of assessments for federal deposit insurance paid by the registrant's insured depository institutions and authorizes further increases. In addition, FDICIA significantly restricts the ability of broker-dealers such as IDS Financial Services to broker deposits for insured depository institutions, including affiliates. FDICIA has not had and is not expected to have a material adverse effect on the registrant.
                                                                            18

                             FOREIGN OPERATIONS

     TRS derives a significant portion of its revenues from the use of the Card, Travelers Cheques and travel services in countries outside the United States and is in the process of broadening use of these products and services outside the United States. Political and economic conditions in these countries, including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency and for the remittance of the proceeds of Travelers Cheque sales, can have an effect on TRS's revenues. Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the Card on account of spending outside the local country.

     IDS does not have substantial business outside the United States.

     The major portion of AEB's banking revenues is from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

     In 1993, the registrant sold its Acuma subsidiary, which distributed life insurance, pension products and mutual funds in the United Kingdom through a sales force of financial planners.

     As a result of its foreign operations, the registrant is exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or lesser than the U.S. dollar amounts at which they are currently recorded in the registrant's Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on the registrant's operations.

     The registrant's policy in this area is generally to monitor closely all foreign exchange positions and to minimize foreign exchange gains and losses, for example, by offsetting foreign currency assets with foreign currency liabilities, as in the case of foreign currency loans and receivables, which are financed in the same currency. An additional technique used to manage exposures is the spot and forward purchase or sale of foreign currencies as a hedge of net exposures in those currencies as, for example, in the case of the Cardmember and Travelers Cheque transactions described above. Additionally, Cardmembers may be charged in U.S. dollars for their spending outside their local country. The registrant's investments in foreign operations are hedged by forward exchange contracts or by identifiable transactions, where appropriate.


        INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

     Information with respect to the registrant's industry segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the registrant, which appears on pages 48 and 49 of the registrant's 1993 Annual Report to Shareholders, which note is incorporated herein by reference.
                                                                            19

                    EXECUTIVE OFFICERS OF THE REGISTRANT

     All of the executive officers of the registrant as of March 29, 1994, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -               Chairman and Chief Executive Officer; Chairman
                             and Chief Executive Officer, TRS

     Mr. Golub (55) has been Chief Executive Officer of the registrant since February 1993, Chairman of the registrant since August 1993 and Chairman and Chief Executive Officer of TRS since November 1991. Prior to August 1993, he had been President of the registrant since July 1991. Prior to January 1992, he was also Chairman of IDS Financial Corporation. Prior to July 1991, he had been Vice Chairman of the registrant and Chairman and Chief Executive Officer of IDS since September 1990. Prior thereto, he had been President and Chief Executive Officer of IDS since January 1984.

JEFFREY E. STIEFLER -        President

     Mr. Stiefler (47) has been President of the registrant since August 1993. Prior thereto, he had been President and Chief Executive Officer of IDS Financial Corporation since July 1991, and President of IDS since September 1990. Prior thereto, he had been Executive Vice President for Sales and Marketing of IDS since 1987.

JONATHAN S. LINEN -          Vice Chairman

     Mr. Linen (50) has been Vice Chairman of the registrant since August 1993. Prior thereto, he had been President and Chief Operating Officer of TRS since March 1992. Prior thereto, he had been President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson Lehman Brothers Inc.
since June 1990. Before June 1990, he had been President and Chief Executive Officer of TRS's Direct Marketing and Travelers Cheque Group since May 1989. Before May 1989, he had been President of TRS's Direct Marketing Group since 1986.

ROGER H. BALLOU -            President, Travel Services Group, TRS

     Mr. Ballou (42) has been President of TRS's Travel Services Group since May 1989. Prior thereto, he was Executive Vice President-Strategic Business Systems since May 1987.

KENNETH I. CHENAULT -        President, U.S.A, TRS

     Mr. Chenault (42) has been President, U.S.A. of TRS since August 1993. Prior thereto, he had been President, Consumer Card Group, TRS since 1989.

STEVEN D. GOLDSTEIN -        President and Chief Executive Officer, American
                             Express Bank Ltd.

     Mr. Goldstein (42) has been President and Chief Executive Officer of AEB since March 1991. Prior thereto, he had been President of Consumer Financial Services, American Express International, since September 1989 and President of TRS International-United Kingdom and Ireland since December 1987.

R. CRAIG HOENSHELL -         President, International, TRS

     Mr. Hoenshell (49) has been President, International of TRS since August 1993. Prior thereto, he had been President of TRS's Travelers Cheque Group since 1990. Prior thereto, he was President of American Express Centurion Bank.

DAVID R. HUBERS -            President and Chief Executive Officer, IDS
                             Financial Corporation

     Mr. Hubers (51) has been President and Chief Executive Officer of IDS since August 1993. Prior thereto, he had been a Senior Vice President of IDS since 1982.

JOSEPH W. KEILTY -           Executive Vice President

     Mr. Keilty (56) has been Executive Vice President since November 1991. Prior thereto, he had been Managing Director of Keilty, Goldsmith & Company, a consulting company, since 1981.

MICHAEL P. MONACO -          Executive Vice President, Chief Financial Officer
                             and Treasurer

     Mr. Monaco (46) has been Executive Vice President and Chief Financial Officer since September 1990 and Treasurer since April 1992. Prior thereto, he had been Senior Vice President since September 1989 and Comptroller since 1985.

LOUISE M. PARENT -           Executive Vice President and General Counsel

     Ms. Parent (43) has been Executive Vice President and General Counsel of the registrant since May 1993. Prior thereto, she had been Deputy General Counsel of the registrant since January 1992. Prior thereto, she had been General Counsel of First Data Corporation since April 1989. Prior thereto, she had been Assistant General Counsel of the registrant since April 1988.

THOMAS SCHICK -              Executive Vice President

     Mr. Schick (47) has been Executive Vice President since March 1993. Prior thereto, he had been Executive Vice President of TRS since October 1992 and Senior Executive Vice President of Shearson Lehman Brothers Inc. since 1986.


                                  EMPLOYEES

     The registrant, excluding Lehman and its subsidiaries, had 64,493 employees on December 31, 1993.


ITEM 2.  PROPERTIES

     The registrant's headquarters are in a 51-story, 2.2 million square foot building located in lower Manhattan, known as American Express Tower, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman is also headquartered at the building and is a co-owner.

     Other principal locations of TRS include: the Southern Regional Operations Center, Fort Lauderdale, Florida; the Western Regional Operations Center and the Travel Group Service Center, Phoenix, Arizona; the Northern Regional Operations Center, Greensboro, North Carolina; the Optima Regional

Operating Center, Jacksonville, Florida; the Travelers Cheque Group Operating Center, Salt Lake City, Utah; and American Express Canada, Inc. headquarters, Markham, Ontario, Canada, all of which are owned by the registrant or its subsidiaries.

     IDS's principal locations are its headquarters, which IDS leases until 2002, and its Operations Center, which IDS owns; both are in Minneapolis, Minnesota.

     Generally, the registrant and its subsidiaries lease the premises they occupy in other locations. Facilities owned or occupied by the registrant and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.


ITEM 3.   LEGAL PROCEEDINGS

     The registrant and its subsidiaries are involved in a number of legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. The registrant believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The registrant believes that it is not a party to, nor are any of its properties the subject of, any pending legal proceedings which would have a material adverse effect on the registrant's consolidated financial condition.

     SAFRA-RELATED ACTIONS

     Two purported shareholder derivative actions, now consolidated, were brought in October 1990 in New York State Supreme Court and three purported derivative actions, also now consolidated, were brought in early 1991 in United States District Court for the Southern District of New York against all of the then current directors, certain former directors and certain former officers and employees of the registrant. The consolidated state court complaint alleges that defendants breached their duty of care in managing the registrant, purportedly resulting in losses and in the registrant's payment of $8 million in July 1989 to certain charities agreed to by the registrant and Edmond J. Safra. The federal complaints also allege breach of duty in connection with a severance arrangement of a former executive officer of the registrant and that certain proxy statements of the registrant were misleading in failing to disclose such alleged breaches. Plaintiffs seek a declaratory judgment, unspecified money damages and an accounting. The federal actions also seek to declare void certain charter and by-law amendments relating to exculpation and indemnification of directors and officers. The federal actions were dismissed in December 1993. The plaintiffs have appealed the dismissal.

     COMPUTERVISION LITIGATION

     Federal Court Actions. In connection with public offerings of notes and common stock of Computervision Corporation ("Computervision"), actions were commenced in the federal District Court for the District of Massachusetts against Computervision, its directors, certain of its executive officers, Lehman, Lehman Brothers, Donaldson, Lufkin & Jenrette Securities Corporation, The First Boston Corporation, Hambrecht & Quist Incorporated and J. H. Whitney & Co. (collectively, the "Massachusetts Case"). These actions have been consolidated in a consolidated amended class action complaint, which alleges in substance that the registration statement and prospectus used in connection with the offerings contained materially false and misleading statements and material omissions related to Computervision's anticipated operating results for 1992 and 1993. The plaintiffs purport to represent a class of individuals who purchased in the public offering or in the aftermarket. The complaint seeks damages for negligent misrepresentation and under Sections 11, 12 and 15 of the Securities Act of 1933.

     In addition, three suits were filed in the United States District Court for the Southern District of New York. The suits raise claims similar to those in the Massachusetts Case against the same defendants. The Judicial Panel on Multidistrict Litigation has ordered these cases consolidated with the Massachusetts Case.

     State Court Action. Lehman Brothers is named as the sole defendant in a putative class action, Greenwald v. Lehman Brothers Inc., brought in New York State Supreme Court. The complaint, which alleges in substance that Lehman Brothers breached a fiduciary duty owed to its customers in selling them the common stock, senior notes and senior subordinated notes of Computervision during the class period, as defined in the complaint, was dismissed.

     FCH-RELATED ACTIONS

     FCH Derivative Actions. On or about March 29, 1991, two identical purported shareholder derivative actions were filed, entitled Mentch v. Weingarten, et al. and Isaacs v. Weingarten, et al. The complaints in these two actions, pending in the Superior Court of the State of California, County of Los Angeles, were filed allegedly on behalf of and naming as a nominal defendant First Capital Holdings Corp. ("FCH"). Other defendants include Lehman, two former officers and directors of FCH, Robert Weingarten and Gerry Ginsberg, the four outside directors of FCH, Peter Cohen, Richard DeScherer, William L. Mack and Jerome H. Miller (collectively, the "Outside Directors"), and Michael Milken. The complaints allege generally breaches of fiduciary duty, gross corporate mismanagement and waste of assets in connection with FCH's purchase of non-rated bonds underwritten by Drexel Burnham Lambert Inc. and seek damages for losses suffered by FCH, punitive damages and attorneys' fees. The actions have been stayed pursuant to the bankruptcy of FCH.

     Concurrent with the bankruptcy filing of FCH and the conservatorship and receivership of its two life insurance subsidiaries, First Capital Life Insurance Company ("FCL") and Fidelity Bankers Life Insurance Company ("FBL") (collectively, the "Insurance Subsidiaries"), a number of additional actions were instituted naming one or more of the registrant, Lehman and Lehman Brothers as defendants.

     FCH Shareholder and Agent Actions. Three actions were commenced in the United States District Courts for the Southern District of New York and the Central District of California allegedly as class actions on behalf of the purchasers of FCH securities during certain specified periods, commencing no earlier than May 4, 1988 and ending no later than May 31, 1991 (the "Shareholder Class"). The complaints are captioned Larkin, et al. v. First Capital Holdings Corp., et al., amended on May 15, 1991 to add the registrant as a defendant, Zachary v. American Express Company, et al., filed on May 20, 1991, and Morse v. Weingarten, et al., filed on June 13, 1991 (the "Shareholder Class Actions"). The complaints raise claims under the federal securities laws and allege that the defendants concealed adverse material information regarding the finances, financial condition and future prospects of FCH and made material misstatements regarding these matters.

     On July 1, 1991, an action was filed in the United States District Court for the Southern District of Ohio entitled Benndorf v. American Express Company, et al. The action is brought purportedly on behalf of three classes. The first class is similar to the Shareholder Class; the second consists of managing general agents and general agents who marketed various FCL products from April 2, 1990 to the filing of the suit and to whom it is alleged misrepresentations were made concerning FCH (the "Agent Class"); and the third class consists of Agents who purchased common stock of FCH through the First

Capital Life Non Qualified Stock Purchase Plan ("FSPP") and who have an interest in the stock purchase account under the FSPP (the "FSPP Class"). The complaint raises claims similar to those asserted in the other Shareholder Class Actions, along with additional claims relating to the FSPP Class and the Agent Class alleging damages in marketing the products. In addition, on August 15, 1991, Kruthoffer v. American Express Company, et al. was filed in the United States District Court for the Eastern District of Kentucky, which complaint is nearly identical to the Benndorf complaint (collectively, the "Agent Class Actions").

     On November 14, 1991, the Judicial Panel on Multidistrict Litigation issued an order transferring and coordinating for all pretrial purposes all related actions concerning the sale of FCH securities, including the Shareholder Class Action and Agent Class Actions, and any future filed "tag-along" actions, to Judge John G. Davies of the United States District Court for the Central District of California (the "California District Court"). The cases are captioned In Re: First Capital Holdings Corp. Financial Products Securities Litigation, MDL Docket No. 901 (the "MDL Action").

     On January 18, 1993, an amended consolidated complaint (the "Third Complaint") was filed on behalf of the Shareholder Class and the Agent Class. The Third Complaint names as defendants the registrant, Lehman, Lehman Brothers, Weingarten and his wife Palomba Weingarten, Ginsberg, Philip A. Fitzpatrick (Chief Financial Officer of FCH), the Outside Directors, former outside FCH directors, Jeffrey B. Lane and Robert Druskin (the "Former Outside Directors"), Fred Buck (President of FCL) and Peat Marwick. The Third Complaint raises claims under the federal securities laws and the common law of fraud and negligence. On March 10, 1993, the defendants answered the Third Complaint, denying its material allegations.

     On March 11, 1993, the California District Court entered an order granting class certification to the Shareholder Class. The class consists of all persons, except defendants, who purchased FCH common stock, preferred stock or debentures during the period May 4, 1988 to and including May 10, 1991. It also issued an order denying class certification to the Agent Class. The FSPP Class action had been previously dropped by the plaintiffs.

     American Express Shareholder Action. On or about May 20, 1991, a purported class action was filed on behalf of all shareholders of the registrant who purchased the registrant's common shares during the period beginning August 16, 1990 to and including May 10, 1991. The case is captioned Steiner v. American Express Company, et al. and was commenced in the United States District Court for the Eastern District of New York. The defendants are the registrant, Lehman, James D. Robinson III, Howard L. Clark Jr., Harvey Golub and Aldo Papone. The complaint alleges generally that the defendants failed to disclose material information in their possession with respect to FCH which artificially inflated the price of the common shares of the registrant from August 16, 1990 to and including May 10, 1991 and that such non-disclosure allegedly caused damages to the purported shareholder class. The action has been transferred to California and is now part of the MDL Action. The defendants have answered the complaint, denying its material allegations.

     The Bankruptcy Court Action. In the FCH bankruptcy, pending in the United States Bankruptcy Court for the Central District of California (the
"Bankruptcy Court"), on February 11, 1992, the Official Committee of Creditors Holding Unsecured Claims (the "Creditors' Committee") obtained permission from the Bankruptcy Court to file an action for and on behalf of FCH and the parent companies of the Insurance Subsidiaries. On March 3, 1992, the Creditors' Committee initiated an adversary proceeding in the Bankruptcy Court, in which they assert claims for breach of fiduciary duty and waste of corporate assets against Lehman; fraudulent transfer against both Lehman and Lehman Brothers; and breach of contract against Lehman Brothers. Also named as defendants are the Outside Directors, the Former Outside Directors, Weingarten and Ginsberg. Lehman and Lehman Brothers have answered the complaint, denying its material allegations. Fact discovery has been completed, and the contract claim has been dropped by plaintiffs. No trial date has been set.

     American Express Derivative Action. On June 6, 1991, a purported shareholder derivative action was filed in the United States District Court for the Eastern District of New York, entitled Rosenberg v. Robinson, et al., against all of the then-current directors of the registrant. In January 1992, this action was transferred by stipulation to the United States District Court for the Central District of California for coordinated or consolidated proceedings with all other federal actions related to FCH. The complaint alleges that the Board of Directors of the registrant should have required Lehman to divest its investment in FCH and to write down such investment sooner. In addition, the complaint alleges that the failure to act constituted a waste of corporate assets and caused damage to the registrant's reputation. The complaint seeks a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to the registrant and remit their compensation for the periods in which the duties were breached, attorneys' fees and costs and other relief. The defendants have answered the complaint, denying its material allegations.

     The Virginia Commissioner of Insurance Action. On December 9, 1992, a complaint was filed in federal court in the Eastern District of Virginia by Steven Foster, the Virginia Commissioner of Insurance as Deputy Receiver of FBL. The Complaint names Lehman and Weingarten, Ginsberg and Leonard Gubar (a former director of FCH and FBL) as defendants. The action was subsequently transferred to California to be part of the MDL Action. The complaint alleges that Lehman acquiesced in and approved the continued mismanagement of FBL and that it participated in directing the investment of FBL assets. The complaint asserts claims under the federal securities laws and asserts common law claims including fraud, negligence and breach of fiduciary duty and alleges violations of the Virginia Securities laws by Lehman. It seeks no less than $220 million in damages to FBL and its present and former policyholders and creditors and punitive damages. Lehman has answered the complaint, denying its material allegations.

     MAXWELL-RELATED LITIGATION

     Certain of Lehman's subsidiaries are defendants in several lawsuits arising out of transactions entered into with the late Robert Maxwell or entities controlled by Maxwell interests. These actions are described below.

     Berlitz International Inc. v. Macmillan Inc. et al. This interpleader action was commenced in Supreme Court, New York County on or about January 2, 1992, by Berlitz International Inc. ("Berlitz") against Macmillan Inc. ("Macmillan"), Lehman Brothers Holdings PLC ("PLC"), Lehman Brothers International Ltd. (now known as Lehman Brothers International (Europe), "LBIE") and seven other named defendants. The interpleader complaint seeks a declaration of the rightful ownership of approximately 10.6 million shares of Berlitz common stock, including 1.9 million shares then registered in PLC's name, alleging that Macmillan claimed to be the beneficial owner of all 10.6 million shares, while the defendants did or might claim ownership to some or all of the shares. As a result of its bankruptcy filing, Macmillan sought to remove this case to the U.S. Bankruptcy Court for the Southern District of New York. LBIE has moved to remand the case back to the State Supreme Court.

     Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al. This action was commenced by issuance of a writ in the

High Court of Justice in London, England on or about December 9, 1991. In this action, Macmillan sought a declaration that it is the legal and beneficial owner of the disputed 10.6 million shares of Berlitz common stock, including 1.9 million shares registered in the name of PLC. After a trial on December 10, 1993, the High Court of Justice handed down a judgment finding for Lehman on all aspect of its defense and dismissing Macmillan's claims.

     MGN Pension Trustees Limited v. Invesco MIM Management Limited, Capel-Cure Myers Capital Management Limited and Lehman Brothers International Limited. This action was commenced by issuance of a writ in the High Court of Justice, London, England on or about June 5, 1992. The writ alleges that LBIE knew or should have known that certain securities received by it as collateral on a stock loan account held by Bishopsgate Investment Management were in fact beneficially owned by the Mirror Group Pension Scheme ("MGPS") or by MGN Pension Trustees Limited (the trustee of MGPS).

     On this basis, the plaintiff sought a declaration that LBIE holds or held a portfolio of securities in constructive trust for plaintiff. According to the writ, LBIE sold certain of these securities for 32,024,918 pounds sterling, and that LBIE still holds certain of these securities, allegedly worth approximately 1,604,240 pounds sterling. The plaintiff sought return of the securities still held and the value of the securities liquidated in connection with the stock loan account. On January 31, 1994, Lehman, along with the other defendants, settled the case.

     Bishopsgate Investment Management Limited (in liquidation) v. Lehman Brothers International (Europe) and Lehman Brothers Holdings PLC. In August 1993, Bishopsgate Investment Management Limited ("BIM") served a Writ and Statement of Claim against LBIE and PLC. The Statement of Claim alleges that LBIE and PLC knew or should have known that certain securities received by them, either for sale or as collateral in connection with BIM's stock loan activities, were in fact beneficially owned by various pension funds associated with the Maxwell Group entities. BIM seeks recovery of any securities still held by LBIE and PLC or recovery of any proceeds from securities sold by them. The total value of the securities is alleged to be 100 million pounds sterling. BIM also commenced certain proceedings for summary disposition of its claims relating to certain of the securities with a value of approximately 30 million pounds sterling. On January 11, 1994, the parties agreed to a settlement of that portion of the claim relating to BIM's request for summary disposition with respect to certain securities. Under this agreement, two securities holdings were delivered to BIM. Lehman continues to defend the balance of BIM's claim for recovery of other assets alleged to be worth approximately 70 million pounds sterling. The case is scheduled for trial in April 1995.

     MELLON BANK LITIGATION

     In September 1993, Mellon Bank filed a complaint in the U.S. District Court for the Western District of Pennsylvania against Lehman Brothers and the registrant. The complaint alleges that Lehman Brothers, through the conduct of Smith Barney Shearson Inc. ("Smith Barney") and The Travelers Inc. (formerly Primerica Corporation) ("Travelers"), breached certain covenants contained in the agreement with Mellon Bank relating to the sale of The Boston Company. The covenants, which relate to the provision of custodial and administrative services to certain mutual funds, were assumed by Smith Barney in connection with the sale by Lehman to Smith Barney of certain Shearson Lehman Brothers Inc. retail and asset management businesses. In a separate action, Smith Barney and Travelers were also sued by Mellon Bank in connection therewith. By order dated January 26, 1994, the action against Lehman and the registrant was dismissed.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1993.


                                   PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     The principal market for the registrant's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Zurich, Geneva, Basle, Dusseldorf, Frankfurt, Paris, Amsterdam, Tokyo, and Brussels Stock Exchanges. The registrant had 58,179 common shareholders of record at December 31, 1993. For price and dividend information with respect to such Common Shares, see Note 18 to the Consolidated Financial Statements on page 50 of the registrant's 1993 Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 6.   SELECTED FINANCIAL DATA

     The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 52 of the registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The information set forth under the heading "Financial Review" appearing on pages 22 through 29 of the registrant's 1993 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young Independent Auditors" appearing on pages 30 through 51 of the registrant's 1993 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                  PART III

ITEMS 10, 11, 12 and 13.       DIRECTORS AND EXECUTIVE OFFICERS OF THE
                               REGISTRANT; EXECUTIVE COMPENSATION; SECURITY
                               OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                               MANAGEMENT; CERTAIN RELATIONSHIPS AND RELATED
                               TRANSACTIONS

     The registrant filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 14, 1994 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 2 and 3 under the heading "The Shares Voting," pages 3 through 6 under the headings "Security Ownership of Directors and Executive Officers," and "Security Ownership of Named Executives," pages 9 through 11 under the heading "Directors' Fees and Other Compensation," pages 11, beginning at "Election of Directors" through 36, ending at "Selection of Auditors" (excluding the portions under the headings, "Board Compensation Committee Report on Executive Compensation" appearing on pages 14 through 20 and "Performance Graph" appearing on page 28), and page 42 under the heading "Certain Filings." In addition, the registrant has provided, under the caption "Executive Officers of the Registrant" at pages 20 and 21 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)    1.    Financial Statements:

                   See Index to Financial Statements on page F-1 hereof.

             2.    Financial Statement Schedules:

                   See Index to Financial Statements on page F-1 hereof.

             3.    Exhibits:

                   See Exhibit Index on pages E-1 through E-3 hereof.

      (b)    Reports on Form 8-K:

             1. Form 8-K, dated October 7, 1993, Item 5, reporting the declaration of effectiveness of the registration statement covering the sale of debt exchangeable for shares of First Data Corporation common stock.

             2. Form 8-K, dated October 25, 1993, Item 5, reporting earnings for the quarter ended September 30, 1993.

             3. Form 8-K, dated January 24, 1994, Item 5, announcing a plan to issue a special dividend and reporting earnings for the quarter and year ended December 31, 1993.

             4. Form 8-K, dated January 24, 1994, Item 5, revising certain pro forma financial information previously filed.

                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               AMERICAN EXPRESS COMPANY

March 28, 1994                               By /s/ Michael P. Monaco
                                               ---------------------------
                                                 Michael P. Monaco
                                                 Executive Vice President,
                                                 Chief Financial Officer
                                                 and Treasurer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Harvey Golub                          By /s/ Richard M. Furlaud
   ---------------------------                  -------------------------
   Harvey Golub                                 Richard M. Furlaud
   Chairman, Chief Executive                    Director
   Officer and Director

By /s/ Jeffrey E. Stiefler                   By /s/ Beverly Sills Greenough
   ---------------------------                  ---------------------------
   Jeffrey E. Stiefler                          Beverly Sills Greenough
   President and Director                       Director

By /s/ Michael P. Monaco                     By /s/ F. Ross Johnson
   ---------------------------                  -------------------------
   Michael P. Monaco                            F. Ross Johnson
   Executive Vice President,                    Director
   Chief Financial Officer
   and Treasurer

By /s/ Daniel T. Henry                       By /s/ Vernon E. Jordan Jr.
   ---------------------------                  -------------------------
   Daniel T. Henry                              Vernon E. Jordan Jr.
   Senior Vice President                        Director
   and Comptroller

By /s/ Anne L. Armstrong                     By /s/ Henry A. Kissinger
   ---------------------------                  -------------------------
   Anne L. Armstrong                            Henry A. Kissinger
   Director                                     Director

By /s/ William G. Bowen                      By /s/ Drew Lewis
   ---------------------------                  -------------------------
   William G. Bowen                             Drew Lewis
   Director                                     Director

By /s/ David M. Culver                       By /s/ Aldo Papone
   ---------------------------                  -------------------------
   David M. Culver                              Aldo Papone
   Director                                     Director

By /s/ Charles W. Duncan Jr.                 By /s/ Roger S. Penske
   ---------------------------                  -------------------------
   Charles W. Duncan Jr.                        Roger S. Penske
   Director                                     Director

By                                           By /s/ Frank P. Popoff
   ---------------------------                  -------------------------
   George M.C. Fisher                           Frank P. Popoff
   Director                                     Director


March 28, 1994
                                                                            29
PAGE

                            AMERICAN EXPRESS COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))
                                                                   Annual
                                                                  Report to
                                                                 Shareholders
                                                      Form 10-K     (Page)
                                                      ---------  ------------
  American Express Company and Subsidiaries:
    Data incorporated by reference from attached
      1993 Annual Report to Shareholders:
        Report of independent auditors ...........                     51
      Consolidated statement of income for the
        three years ended December 31, 1993 ......                     30
      Consolidated balance sheet at December 31,
        1993 and 1992 ............................                     31
      Consolidated statement of cash flows for
        the three years ended December 31, 1993 ..                     32
      Consolidated statement of shareholders' equity
        for the three years ended December 31, 1993                    33
      Notes to consolidated financial statements .                   34-50
    Consent of independent auditors ..............        F-2
  Schedules:
        I-- Summary of investment securities
            at December 31, 1993                          F-3-7
       II-- Amounts receivable from related
            parties and underwriters, promoters,
            and employees other than related parties      F-8-9
      III-- Condensed financial information of registrant F-10-13
     VIII-- Valuation and qualifying accounts for the
            three years ended December 31, 1993           F-14
       IX-- Short-term borrowings at and for the years
            ended December 31, 1993, 1992 and 1991        F-15
        X-- Supplementary income statement information    F-16

  All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

  The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report for the year ended December 31, 1993, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1993 Annual Report is not to be deemed filed as part of this report.

                                                                    EXHIBIT 23




                        CONSENT OF INDEPENDENT AUDITORS

             We consent to the incorporation by reference in this Annual
Report on Form 10-K of American Express Company of our report dated February 3, 1994 (hereinafter referred to as our Report), included in the 1993 Annual Report to Shareholders of American Express Company.

             Our audits included the financial statement schedules of American Express Company listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

             We also consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-74368, No. 2-89115, No. 2-89680, No. 2-93654, No. 2-97617, No. 33-01771, No.
33-02980, No. 33-05875, No. 33-06350, No. 33-17133, No. 33-19724, No. 33-24675,
No. 33-28721, No. 33-32876, No. 33-33552, No. 33-34005, No. 33-34625, No.
33-36422, No. 33-37882, No. 33-38777, No. 33-43671, No. 33-43695, No. 33-45584,
No. 33-48629, No. 33-55344, No. 33-62124 and 33-65008; Form S-3 No. 2-89469,
No. 2-95771, No. 33-06038, No. 33-07435, No. 33-17706, No. 33-40636, No. 33-
43268, No. 33-66654 and No. 33-50997) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1993.


ERNST & YOUNG


/s/ Ernst & Young
New York, New York
March 30, 1994

               AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                    SCHEDULE I--SUMMARY OF INVESTMENT SECURITIES

                                  DECEMBER 31, 1993
                                     (millions)

                                       Principal      Amounts at       Market
                                      amounts of    which carried     value at
                                    bonds and cost    in balance      December
                                       of stocks       sheet (a)      31, 1993
                                    -------------   -------------    ---------
U.S. Government and Agencies
  Obligations                        $  3,684       $  3,640         $  3,641
                                       ------         ------           ------
State and Municipal Obligations:
  General Obligation bonds (b)       $  1,178          1,179            1,285
  Revenue bonds (c)                     3,768          3,764            4,082
                                       ------         ------           ------
    Total State and Municipal
     Obligations                     $  4,946          4,943            5,367
                                       ------         ------           ------

Corporate Bonds and Obligations (d)  $ 12,669         12,935           13,773
                                       ------         ------           ------
Foreign Government Obligations (e)   $  1,498          1,508            1,538
                                       ------         ------           ------
Preferred Stocks:
  Non-Convertible                    $    965          1,265            1,318
  Convertible                             150            153              193
                                       ------         ------           ------
    Total Preferred stocks           $  1,115          1,418            1,511
                                       ------         ------           ------
Common Stocks:
  Held by domestic offices           $    356            377              409
  Held by overseas offices (e)              1              1                4
                                       ------         ------           ------
    Total Common Stocks              $    357            378              413
                                       ------         ------           ------

Mortgage-Backed Securities           $ 11,657         11,413           11,724
                                       ------         ------           ------
Investment Mortgage Loans (f)        $  2,269          2,231            2,302
                                       ------         ------           ------
Other                                $    842            842              818
                                       ------         ------           ------
    Total                                           $ 39,308         $ 41,087
                                                     =======          =======
(a) See summary of significant accounting policies in the notes to the consolidated financial statements.
(b) See F-4 for detail listing of General Obligation bonds by state.
(c) See F-5 for detail listing of Revenue bonds by state.
(d) See F-6 for detail listing of Corporate Bonds and Obligations by type.
(e) Stated at U.S. dollar equivalents based on rates of exchange generally prevailing at December 31, 1993.
(f) See F-7 for detail listing of Investment Mortgage Loans by type.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

              DETAIL LISTING OF GENERAL OBLIGATION BONDS BY STATE

                               December 31, 1993
                                   (millions)



  State                          Par Value    Book Value      Market Value
  -----                          ---------    ----------     -------------
  Arizona                         $   83        $   83          $   88
  California                          62            63              71
  Connecticut                         28            28              32
  District of Columbia                65            65              69
  Florida                             58            57              63
  Hawaii                              39            40              45
  Illinois                           110           110             120
  Louisiana                           78            78              83
  Massachusetts                       72            72              78
  Minnesota                           30            30              33
  New Jersey                          40            40              44
  New York                            58            58              65
  Pennsylvania                        68            67              74
  Texas                              170           170             183
  Wisconsin                           54            54              59
  All other states                   163           164             178
                                  ------        ------          ------
      Totals                      $1,178        $1,179          $1,285
                                  ======        ======          ======

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                    DETAIL LISTING OF REVENUE BONDS BY STATE

                               December 31, 1993
                                   (millions)



  State                          Par Value    Book Value      Market Value
  -----                          ---------    ----------      ------------
  Alabama                         $   38        $   38          $   40
  Alaska                              29            29              31
  Arizona                            150           150             161
  Arkansas                            36            36              38
  California                         309           311             332
  Colorado                            64            64              70
  Connecticut                         59            59              65
  Florida                            289           289             316
  Georgia                             55            55              59
  Hawaii                              30            30              34
  Illinois                           271           271             290
  Indiana                             61            61              65
  Iowa                                31            31              33
  Kentucky                            42            42              45
  Louisiana                           91            91              96
  Maryland                            75            75              84
  Massachusetts                       83            81              86
  Michigan                            72            72              80
  Minnesota                           67            68              73
  Missouri                            32            32              34
  Nebraska                            33            33              36
  Nevada                              33            33              34
  New Jersey                          90            90              99
  New York                           226           222             250
  North Carolina                     102           103             109
  Ohio                               145           145             159
  Oklahoma                            40            40              45
  Pennsylvania                       142           142             154
  South Carolina                      59            60              64
  South Dakota                        31            31              34
  Tennessee                           52            44              47
  Texas                              497           500             548
  Utah                               110           110             118
  Virginia                            46            46              49
  Washington                          69            69              74
  Wisconsin                           73            73              80
  All other states                   136           138             150
                                  ------        ------          ------
      Totals                      $3,768        $3,764          $4,082
                                  ======        ======          ======

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                     DETAIL LISTING OF CORPORATE BONDS AND
                              OBLIGATIONS BY TYPE

                               December 31, 1993
                                   (millions)



                                 Par Value    Book Value      Market Value
                                 ---------    ----------      ------------
  Air Transport                  $   313       $   313         $   336
  Astronautics                       193           193             211
  Automotive                         351           356             388
  Banks:
      Commercial Paper             1,120         1,122           1,132
      Interest Rate Caps               -            52              21
      Other                        1,060         1,260           1,334
  Building Materials                 468           468             501
  Business Equipment                  51            51              50
  Chemicals                          455           456             476
  Electric Equipment and Appliance   119           119             124
  Electronics                         98            98             102
  Finance Companies                1,222         1,223           1,315
  Foods and Beverages                199           199             207
  Industrial Machinery               249           244             265
  Natural Gas                        518           530             575
  Oil and Gas                        855           852             928
  Paper                              426           428             451
  Power and Light                    932           928             987
  Publishing                         401           404             450
  Railroads                          650           647             703
  Retail Trade                       550           552             601
  Steel                              459           459             495
  Telephone                          350           352             388
  Tobacco                            227           227             237
  Other                            1,403         1,402           1,496
                                 -------       -------         -------
      Totals                     $12,669       $12,935         $13,773
                                 =======       =======         =======

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                  DETAIL LISTING OF INVESTMENT MORTGAGE LOANS
                                BY PROPERTY TYPE

                               December 31, 1993
                                   (millions)



  Property Type                  Par Value    Book Value      Market Value
  -------------                  ---------    ----------      ------------
  Apartments                      $  858        $  822
  Shopping Centers/Retail            707           705
  Office Buildings                   263           262
  Industrial Buildings               254           254
  Retirement Homes                    85            85
  Hotels/Motels                       37            37
  Medical Buildings                   30            30
  Other                               35            36
                                  ------        ------
      Totals                      $2,269        $2,231          $2,302
                                  ======        ======          ======

               AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
               SCHEDULE II-AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES

                                Balance at                             Balance at
                                 beginning                  Amounts      end of
  Name of officer                of period    Additions    collected     period
  ---------------                ---------    ---------    ---------   ----------
  Year ended December 31, 1993:
   Stock Purchase Plans:
     J. D. Robinson III        $ 2,399,997   $        -   $2,399,997   $        -
     J. S. Linen                   415,000            -            -      415,000
     H. L. Clark Jr.               399,998            -            -      399,998
     B. Hamilton                   300,189            -      300,189            -
     G. Cupp                       228,209            -      228,209            -
     S. Friedman                   214,760            -      132,339       82,421
     W. Westhoff                         -      220,000            -      220,000
     Other officers of the
      Company and its
      subsidiaries              44,256,265    1,151,791   32,112,478   13,295,578
                                ----------    ---------   ----------   ----------
                                48,214,418    1,371,791   35,173,212   14,412,997
   Other Loans Receivable:
     G. R. Thoman                  253,125            -      253,125            -
                                ---------    ----------   ----------    ----------
                               $48,467,543   $1,371,791  $35,426,337   $14,412,997
                                ==========    =========   ==========    ==========
  Year ended December 31, 1992:
   Stock Purchase Plans:
     J. D. Robinson III        $ 2,399,997    $       -   $        -   $2,399,997
     G. R. Thoman                  578,828            -      578,828            -
     J. S. Linen                   415,000            -            -      415,000
     H. L. Clark Jr.               399,998            -            -      399,998
     B. Hamilton                   300,189            -            -      300,189
     G. Cupp                       228,209            -            -      228,209
     S. Friedman                   214,760            -            -      214,760
     Other officers of the
      Company and its
      subsidiaries              48,541,932    4,018,068    8,303,735   44,256,265
                                ----------    ---------    ---------   ----------
                                53,078,913    4,018,068    8,882,563   48,214,418
   Other Loans Receivable:
     H. Golub                      268,245            -      268,245            -
     G. R. Thoman                  500,000            -      246,875      253,125
                                ----------    ---------    ---------    ----------
                               $53,847,158   $4,018,068   $9,397,683   $48,467,543
                                ==========    =========    =========    ==========
  Year ended December 31, 1991:
   Stock Purchase Plans:
     J. D. Robinson III        $ 2,399,997   $        -   $        -   $2,399,997
     E. Cooperman                  689,398            -      689,398            -
     G. R. Thoman                 578,828             -            -      578,828
     J. S. Linen                  561,414             -      146,414      415,000
     H. L. Clark Jr.              399,998             -            -      399,998
     B. Hamilton                  300,189             -            -      300,189
     G. Cupp                      228,209             -            -      228,209
     S. Friedman                  214,760             -            -      214,760
     Other officers of the
      Company and its
      subsidiaries             50,512,813     4,556,681    6,527,562   48,541,932
                               ----------     ---------    ---------   ----------
                               55,885,606     4,556,681    7,363,374   53,078,913

   Other Loans Receivable:
     H. Golub                     349,295             -       81,050      268,245
     G. R. Thoman                 500,000             -            -      500,000
                               ----------     ---------    ---------   ----------
                              $56,734,901    $4,556,681   $7,444,424  $53,847,158
                               ==========     =========    =========   ==========

                               (See accompanying note)

       Note to Schedule II:

        The Stock Purchase Plans information relates to loans made to members of senior management pursuant to the American Express Company 1983 Stock Purchase Assistance Plan (the "Plan") and the Lehman Brothers Holdings Inc. ("Lehman") Executive Stock Loan Program (the "Program") established in 1988. Pursuant to the Plan, full recourse loans are provided to certain key employees for the purpose of exercising stock options and/or for paying any taxes in respect thereof or for buying the Company's common shares at fair market value from the Company or on the open market. Eligible key employees may borrow a maximum of 300% of their respective annual base salaries, provided that such persons provide sufficient collateral, presently 100% of the amount of the loan at the date of grant. Such loans currently have five to seven year maturities and bear interest, payable quarterly, at a variable rate of two percentage points below the prime rate of a major New York City bank; at December 31, 1993, this rate was 3.5% per annum. Such loans are payable in full upon the occurrence of certain events, including termination of employment.

        The Program, terminated in August 1990 as to future loans, provided low interest demand loans, on an unsecured basis, to assist key employees in acquiring Lehman common stock through open market purchases. Eligible employees could borrow up to 150% of their average total compensation for the last two years, subject to credit approval and continuing credit review. These loans are payable on demand, may not extend beyond five years and bear interest at the lower of the prime lending rate minus 2% or 11%; at December 31, 1993, this rate was 3.5% per annum. Such loans are payable in full upon the occurrence of certain events, including termination of employment.

        Other Loans Receivable relate to loans extended to Mr. Golub in 1984 for the purchase of a new residence in connection with relocation upon assumption of duties as President and Chief Executive Officer of IDS Financial Corporation and Mr. Thoman in 1989 for the purchase of a residence in France used in connection with his duties as President and Chief Executive Officer of American Express International. The loan to Mr. Golub bore interest at an annual rate of 5%, payable quarterly, and was secured by a mortgage on the residence. The loan was fully repaid during 1992. The loan to Mr. Thoman bore interest at an annual rate of 9.5%, payable quarterly, and was secured by a second mortgage on the property. The loan was fully repaid during 1993.

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE III--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                      CONDENSED STATEMENT OF INCOME (A)

                            (Parent Company Only)
                            (dollars in millions)


                                                        Years Ended
                                                        December 31,
                                                -------------------------
                                                  1993      1992      1991
                                                  ----      ----      ----

 Revenues                                        $ 123     $ 146     $ 113
                                                  ----      ----      ----

 Expenses:
    Interest                                       181       174       160
    Human resources                                 82        84        63
    Other (B)                                     (659)     (592)      149
                                                  ----      ----      ----
       Total                                      (396)     (334)      372
                                                  ----      ----      ----

 Pretax income (loss) from continuing operations
    before accounting changes                      519       480      (259)
 Income tax provision (benefit)                    271       237       (75)
                                                  ----      ----      ----
 Net income (loss) before equity in net income
    of subsidiaries and affiliates                 248       243      (184)
 Equity in net income of subsidiaries(C)         1,357       228       791
    and affiliates                               -----      ----      ----

 Income from continuing operations
    before accounting changes                    1,605       471       607

 Equity in income (loss) of discontinued          (127)     (149)      182
    operations

 Cumulative effect of changes in accounting
    principles, net of income taxes                  -       139         -
                                                 -----      ----      ----
 Net income                                     $1,478     $ 461     $ 789
                                                 =====     =====     =====
 (A)Prior year amounts have been restated to reflect Lehman Brothers as a discontinued operation.

 (B)Includes pretax gains on the sale of First Data Corporation of $779 ($433 million after-tax) million and $706 ($425 million after-tax) million in 1993 and 1992, respectively.

 (C)Equity in net income of subsidiaries for 1992 includes a $106 million charge related to the adoption of SFAS 106.

 See Notes to Condensed Financial Information of Registrant

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEET
                            (Parent Company Only)

                       (millions, except share amounts)

                                      ASSETS
                                      ------
                                                           December 31,
                                                         -----------------
                                                            1993    1992
                                                            ----    ----
 Cash and cash equivalents                               $     8  $   27
 Investment securities                                     1,304     625
 Securities purchased under agreement to resell              746     317
 Equity in net assets of subsidiaries and affiliates
   - continuing operations                                 6,875   6,840
 Investment in discontinued operations                     1,540   1,849
 Accounts receivable and accrued interest, less reserves      14      15
 Land, buildings and equipment--at cost, less
   accumulated depreciation: 1993, $65; 1992, $79             95     127
 Due from subsidiaries (net)                               1,363     899
 Other assets                                                804     430
                                                          ------  ------
       Total assets                                      $12,749 $11,129
                                                          ======  ======

                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------
 Accounts payable and other liabilities                  $   762  $  874
 Long-term debt                                            3,153   2,409
 Short-term debt                                             100     347
       Total liabilities                                   4,015   3,630

 Shareholders' equity:
   Preferred shares, $1.66 2/3 par value, authorized
     20,000,000 shares
     Convertible Exchangeable Preferred shares, issued and
      outstanding 4,000,000 shares in 1993 and 1992, stated
      at liquidation value                                   200     200
     $216.75 CAP Preferred Shares, issued and
      outstanding 122,448.98 shares in 1993 and 1992,
      stated at par value (liquidation value of $300)          1       1
   Common shares, $.60 par value, authorized
     1,200,000,000 shares; issued and outstanding
     489,827,852 shares in 1993 and 479,976,358 shares
     in 1992                                                 294     288
   Capital surplus                                         3,784   3,534
   Net unrealized securities gains (losses)                    7      (1)
   Foreign currency translation adjustment                   (73)    (83)
   Deferred compensation                                    (128)   (137)
   Retained earnings                                       4,649   3,697
                                                          ------  ------
       Total shareholders' equity                          8,734   7,499
                                                          ------  ------
   Total liabilities and shareholders' equity            $12,749 $11,129
                                                          ======  ======
 See Notes to Condensed Financial Information of Registrant

              AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                              STATEMENT OF CASH FLOWS

                               (Parent Company Only)
                                    (millions)

                                                 Years Ended December 31,
                                              ----------------------------
                                              1993         1992        1991
                                              ----         ----        ----
 Cash flows from operating activities:
 Net income                                  $1,478      $  461      $  789

 Adjustments to reconcile net income to cash
  provided by operating activities:
  Equity in net income of subsidiaries
    and affiliates                           (1,357)       (228)       (791)
  Equity in (income) loss of discontinued
    operations                                  127         149        (182)
  Dividends received from subsidiaries
    and affiliates                              868         492         620
  Gain on sale of First Data Corporation       (779)       (706)          -
  Changes in accounting                           -        (139)          -
  Other (net)                                    42         (12)       (185)
                                               ----        ----        ----
 Net cash provided by operating activities      379          17         251
                                               ----        ----        ----
 Net cash provided (used) by investing
    activities                                 (655)        309        (226)
                                               ----        ----        ----
 Cash flows from financing activities:
  Issuance of American Express common shares    259         159         162
  Issuance of American Express preferred shares   -           -         300
  Redemption of American Express Money Market
    Preferred shares                              -        (150)       (150)
  Dividends paid                               (526)       (518)       (477)
  Other                                         524         128         101
                                               ----        ----        ----
 Net cash provided (used) by financing
    activities                                  257        (381)        (64)
                                               ----        ----        ----
 Net decrease in cash and cash equivalents      (19)        (55)        (39)
                                               ----        ----        ----

 Cash and cash equivalents at beginning
    of year                                      27          82         121
                                               ----        ----        ----

 Cash and cash equivalents at end of year    $    8      $   27      $   82
                                              =====       =====       =====


 Note: The Other financing activities in 1993 reflects the issuance of DECs, the proceeds of which were primarily used to fund the increase in investments.

 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:


 Cash paid for interest (net of amounts capitalized) in 1993, 1992, and 1991 was $105 million, $129 million and $127 million, respectively. Net cash paid for income taxes was $256 for 1993 and $113 for 1992. Net cash received for income taxes was $23 for 1991.

                                   F-12
PAGE

              NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT




 1.  Principles of Consolidation

     The accompanying financial statements include the accounts of American Express Company and on an equity basis its subsidiaries and affiliates. Shearson Lehman Brothers is reported as a discontinued operation and, accordingly, prior years' amounts have been restated. These financial statements should be read in conjunction with the consolidated financial statements of the Company. Certain prior year's amounts have been reclassified to conform to the current year's presentation.

 2.  Long-term debt consists of (millions):
                                                                December 31,
                                                               -------------
                                                               1993     1992
                                                               -----   -----
  Floating Medium-Term Note Due June 28, 1996                $  945   $  945
  6 1/4% DECs Due October 15, 1996                              868        -
  8 5/8% Notes Payable due July 15, 1994                        300      299
  8 1/2% Notes due August 15, 2001                              298      297
  8 3/4% Notes Payable due June 15, 1996                        199      199
  8 5/8% 30 year Senior Note Due 2022                           197      197
  Employee Stock Ownership Plan                                  83       86
  9% Convertible Notes due April 1, 1994                         58       66
  11.95% Private Placement Notes due 1995                       102      102
  WFC Series C 12 1/5% Guaranteed Notes due December 12, 1997    19       23
  WFC Series D 11 5/8% Guaranteed Notes due December 12, 2020    22       22
  WFC Series Z Zero Coupon Notes due December 12, 2000           30       27
  WFC $60 million 8.15% Japanese Yen PPN due July 1996            9        9
  WFC $80 million 7.86% Japanese Yen PPN due August 1996         11       11
  7 1/2% Debentures due February 27, 1999                         7        7
  12 3/4% Industrial Revenue Bonds due October 31, 2001           5        5
  Samurai Bonds due November 16, 1993                             -       75
  8% $40 million Promissory Notes due 1994                        -       39
                                                             ------    ------
                                                             $3,153    $2,409
                                                             ======    ======


  Aggregate annual maturities of long-term debt for the five years ending December 31, 1998 are as follows (millions): 1994, $445; 1995, $106; 1996,
  $2,038; 1997, $6, 1998, $6.

  Other assets includes a $215 million receivable from Lehman Brothers consisting of $71 million related to long-term financing for the Company's Headquarters building, and $144 million related to certain notes issued for the 1984 acquisition of Lehman Brothers Kuhn Loeb Holding Co., Inc.

                AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                   SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                         THREE YEARS ENDED DECEMBER 31, 1993
                                      (millions)


                           Reserve for credit losses,  Reserve for doubtful
                             loans and discounts        accounts receivable
                             -------------------        -------------------

                             1993    1992    1991     1993     1992    1991
                             ----    ----    ----     ----     ----    ----

   Balance at beginning
     of period              $ 911   $ 847   $ 815   $1,124    $1,306   $1,334

   Additions:

    Charges to income        535   1,044   1,135    1,020(a) 1,143(a) 1,329(a)
    Recoveries of amounts
      previously written-off  26      14       9       -         -        -
    Other credits (debits)   (85)      3     (11)      -         -        -

   Deductions:

    Charges for which reserves
    were provided           (732)   (997) (1,101)  (1,348)   (1,325)  (1,357)
                             ---     ---   -----    -----     -----    -----
  Balance at end of period $ 655   $ 911   $ 847    $ 796    $1,124   $1,306
                             ===     ===   =====    =====     =====    =====




 (a) Before recoveries on accounts previously written-off, which are credited to income: 1993--$333, 1992--$243, 1991--$200.

                 AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                           SCHEDULE IX--SHORT-TERM BORROWINGS

              AT AND FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991
                                       (millions)



                                         Year-end                              Weighted
                                         weighted    Maximum      Average       average
                               Balance    average  outstanding  outstanding    interest
 Category of aggregate         at end    interest    during       during     rate during
 short-term borrowings        of period    rate    the period    the period   the period
 ---------------------        ---------   -----    ----------   -----------   ----------
  1993
    Commercial paper            $8,914     3.15%     $9,832       $8,923 (a)    3.26% (c)
    Bank loans and other
     short-term borrowings      $3,575     2.93%     $3,575       $2,398 (b)    4.39% (d)
    Securities sold under
     agreements
     to repurchase              $3,601     3.95%     $4,016       $3,723 (b)    3.76% (d)

  1992
    Commercial paper            $7,648     3.29%     $9,230       $8,081 (a)    3.78% (c)
    Bank loans and other
     short-term borrowings      $3,515     5.40%     $4,531       $3,168 (b)    5.29% (d)
    Securities sold under
     agreements
     to repurchase              $3,254     4.54%     $4,043       $3,286 (b)    4.55% (d)

  1991
    Commercial paper            $8,023     4.78%     $9,928       $8,666 (a)    6.03% (c)
    Bank loans and other
     short-term borrowings      $4,373     6.55%     $4,783       $3,743 (b)    7.54% (d)
    Securities sold under
     agreements
     to repurchase              $2,253     5.64%     $2,562       $2,382 (b)    6.59% (d)



  (a) The average borrowings were computed using the daily amounts outstanding.

  (b)  The average borrowings were computed using the month-end balances.

  (c) Interest rates were determined by dividing the actual interest expense for the year by the average daily amounts outstanding.

  (d) Interest rates were determined by dividing the actual interest expense for the year by the average month-end borrowings outstanding.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES


             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION




                                             Year Ended December 31,

                                          1993        1992        1991
                                          ----        ----        ----
  Taxes, other than payroll and
   income taxes                         $168,408    $178,022    $156,899

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.25, 10.27, and 10.30 through 10.35 are management contracts or compensatory plans or arrangements.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8, dated October 31, 1991 (File No. 33-43671)).

3.2 Registrant's By-Laws, as amended (incorporated by reference to Exhibit 1(b) of the registrant's registration statement on Form S-3, dated December 3, 1993 (File No. 33-50997)).

4 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1979 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.2 American Express Company 1989 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 28.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.3 American Express Company Deferred Compensation Plan for Directors, as amended (incorporated by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1992).

10.4 American Express Company Executives' Incentive Compensation Plan (incorporated by reference to Exhibit 10.4 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.5 American Express Company Supplementary Incentive Savings Plan (incorporated by reference to Exhibit 10.7 of the registrant's Registration Statement on Form S-14, dated November 17, 1983 (File No. 2-87925)).

10.6 American Express Company Supplementary Pension Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.7 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1988).

10.8* Consulting Agreements dated May 25, 1993 and March 3, 1994 between the registrant and Aldo Papone Consulting.

10.9 Written description of consulting agreement between American Express Company and Kissinger Associates, Inc. (incorporated by reference to
         Exhibit 10.20 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984).

10.10 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
         1988).

10.11 American Express Company Directors' Stock Option Plan (incorporated by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.12 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.13 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.14 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.15 Description of separate pension arrangement and loan agreement between the registrant and Harvey Golub (incorporated by reference to Exhibit
         10.17 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.16 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
         10.18 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.17 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
         10.19 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.18 American Express Company Salary Deferral Plan (incorporated by reference to Exhibit 10.20 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.19 Shearson Lehman Brothers Inc. Voluntary Deferred Compensation Plan (incorporated by reference to Exhibit 10.9 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.20 Shearson Lehman Brothers Holdings Inc. Retirement Plan for Outside Directors (incorporated by reference to Exhibit 10.9 of Shearson Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated March 30, 1987 (File No. 33-12976)).

10.21 Shearson Lehman Brothers Holdings Inc. Deferred Compensation Plan for Outside Directors (incorporated by reference to Exhibit 10.11 of Shearson Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated March 30, 1987 (File No. 33-12976)).

10.22 Written description of certain pension arrangements with Howard L. Clark Jr. and Jonathan S. Linen (incorporated by reference to Exhibit
         10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.23* Consulting Agreements dated May 25, 1993 and March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting.

10.24 1992 Incentive Compensation Agreement between Shearson Lehman Brothers Inc. and Howard L. Clark, Jr. (incorporated by reference to Exhibit
         10.24 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.)

10.25 Written description of Shearson Lehman Brothers Inc. 1991/92 Special Compensation Program (incorporated by reference to Exhibit 10.28 of

         the registrant's Annual Report on Form 10-K for the fiscal year ended
         December 31, 1990).

10.26 1990 Agreement, dated as of June 12, 1990, by and between American Express Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
         1990).

10.27 Consulting Agreement dated February 25, 1991 between Shearson Lehman Brothers Inc. and Kissinger Associates, Inc., as amended (incorporated by reference to Exhibit 10.27 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.28 Stock Purchase Agreement dated as of September 14, 1992 between Mellon Bank Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
         1992).

10.29 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
         10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.30 Termination Agreement dated March 24, 1993 between the registrant and James D. Robinson III (incorporated by reference to Exhibit 10.30 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.31* Employment Agreement dated May 27, 1993 between Shearson Lehman Brothers Inc. and Howard L. Clark Jr.

10.32 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.33* Agreement dated July 15, 1993 between the registrant and Richard M. Furlaud.

10.34*   Lehman Brothers Inc. Employee Ownership Plan.

10.35*   Lehman Brothers Inc. Participating Preferred Plan.

11*      Computation of Earnings Per Share.

12.1*    Computation in Support of Ratio of Earnings to Fixed Charges.

12.2* Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

13* Portions of the registrant's 1993 Annual Report to Shareholders that are incorporated herein by reference.

21*      Subsidiaries of the registrant.

23*      Consent of Ernst & Young (contained on page F-2 hereof).