Form 10-Q
period 1994-03-31
AMERICAN EXPRESS CO
filed 1994-05-16
CIK 4962

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1994

                                    or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to


                       Commission file number 1-7657


                         AMERICAN EXPRESS COMPANY
          (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


American Express Tower, World Financial Center, New York, NY 10285
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000

                                 None
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 1994
Common Shares (par value $.60 per share)        494,669,593 shares

PAGE

                         AMERICAN EXPRESS COMPANY

                                 FORM 10-Q

                                   INDEX


Part I.        Financial Information:

               Consolidated Statement of Income--Three              1
               months ended March 31, 1994 and 1993

               Consolidated Balance Sheet--March 31, 1994           2
               and December 31, 1993

               Consolidated Statement of Cash Flows--Three          3
               months ended March 31, 1994 and 1993

               Notes to Consolidated Financial Statements         4-7

               Management's Discussion and Analysis of           8-14
               Financial Condition and Results of
               Operations

               Review Report of Independent Auditors               15

Part II.       Other Information                                16-17


PAGE

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY


                     CONSOLIDATED STATEMENT OF INCOME
                   (millions, except per share amounts)
                                (Unaudited)


                                              Three Months Ended
                                                  March 31,
                                         ---------------------------

                                           1994                1993
Net Revenues:                            ------              ------
 Commissions and fees                    $1,996              $1,852
 Interest and dividends, net              1,014                 950
 Life insurance premiums                    184                 166
 Other                                      179                 142
                                         ------              ------
    Total                                 3,373               3,110
                                         ------              ------
Expenses:
 Human resources                            885                 800
 Provisions for losses and benefits:
    Banking, credit and other               271                 322
    Annuities                               264                 283
    Life insurance                          180                 146
    Investment certificates                  22                  35
 Occupancy and equipment                    243                 230
 Marketing and promotion                    234                 250
 Interest                                   233                 211
 Professional services                      138                 132
 Communications                              89                  85
 Other                                      374                (485)
                                         ------              ------
    Total                                 2,933               2,009

Pretax income from continuing operations    440               1,101
Income tax provision                        123                 400
                                          ------             ------
Income from continuing operations           317                 701
Discontinued operations, net of
 income taxes                                36                (458)
                                         ------              ------
Net income                               $  353              $  243
                                         ======              ======
Income per common share                  $ 0.62              $ 1.41
 from continuing operations

Income (loss) per common share
 from discontinued operations              0.07                (0.93)
                                         ------               ------
Net income per common share              $ 0.69              $  0.48
                                         ======               ======
Weighted average number of common
 shares outstanding (000's)             506,729              494,777
                                        =======              =======
Cash dividends declared per
 common share                            $ 0.25              $  0.25
                                        =======              =======

              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                        CONSOLIDATED BALANCE SHEET
                                (millions)
                                (Unaudited)

                                                March 31,       December 31,
Assets                                            1994             1993
- - ------                                         -----------      ------------
Cash and cash equivalents                        $  6,832        $ 3,312
Accounts receivable and accrued interest, less
 reserves: 1994, $782; 1993, $796                  15,228         16,142
Investments                                        38,915         39,308
Loans and discounts, less reserves:
 1994, $585; 1993, $655                            14,561         14,796
Land, buildings and equipment--at cost, less
 accumulated depreciation: 1994, $1,477;
 1993, $1,441                                       1,982          1,976
Assets held in segregated asset accounts            9,455          8,992
Deferred acquisition costs                          2,083          2,025
Other assets                                        7,946          7,581
                                                 --------        -------
 Total assets                                    $ 97,002        $94,132
                                                 ========        =======
Liabilities and Shareholders' Equity
- - ------------------------------------
Customers' deposits and credit balances          $ 11,140      $  11,131
Travelers Cheques outstanding                       4,990          4,800
Accounts payable                                    4,050          3,737
Insurance and annuity reserves:
 Fixed annuities                                   19,243         19,149
 Life and disability policies                       4,357          4,257
Investment certificate reserves                     2,672          2,752
Short-term debt                                    13,455         12,489
Long-term debt                                      8,468          8,561
Liabilities related to segregated asset accounts    9,455          8,992
Other liabilities                                  10,019          9,530
                                                  -------        -------
 Total liabilities                                 87,849         85,398
Shareholders' equity:
 Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
    Convertible Exchangeable Preferred shares,
     issued and outstanding 4,000,000 shares in
     1994 and 1993, stated at liquidation value       200            200
    $216.75 CAP Preferred shares,
     issued and outstanding 122,448.98 shares
     in 1994 and 1993, stated at par value
     (liquidation value of $300)                        1              1
 Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   495,187,910 shares in 1994 and 489,827,852
   shares in 1993                                     297            294
 Capital surplus                                    3,899          3,784
 Net unrealized securities gains                       76              7
 Foreign currency translation adjustment              (66)           (73)
 Deferred compensation                               (122)          (128)
 Retained earnings                                  4,868          4,649
                                                 --------       --------
   Total shareholders' equity                       9,153          8,734
                                                 --------       --------
 Total liabilities and shareholders' equity      $ 97,002       $ 94,132
                                                 ========       ========
              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                                (millions)
                                (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                                1994     1993
                                                                ----     ----
Cash Flows from Operating Activities
Income from continuing operations                           $   317     $ 701
Adjustments to reconcile income from continuing operations
  to net cash (used) provided by operating activities:
  Provisions for losses and benefits                            424       413
  Depreciation, amortization, deferred taxes and other           73       220
  Changes in operating assets and liabilities, net of effects of acquisitions/dispositions:
      Accounts receivable and accrued interest                 (110)      (53)
      Other assets                                              807       763
      Accounts payable and other liabilities                    414       685
Increase in Travelers Cheques outstanding                       187        74
Increase in insurance reserves                                  102        14
Gain on sale of FDC                                               -      (779)
Net cash flows (used) provided by operating activities of
  discontinued operations                                     (3,656)   1,669
                                                              ------   ------
Net cash (used) provided by operating activities              (1,442)   3,707
                                                              ------   ------
Cash Flows from Investing Activities
Proceeds from FDC public offerings, net of
  cash sold in 1993                                               -       871
Sale of investments                                           1,714     1,367
Maturity and redemption of investments                        2,182     1,548
Purchase of investments                                      (4,139)    (3,513)
Net decrease in Cardmember receivables                          744       564
Proceeds from repayment of loans                              5,434     4,780
Issuance of loans                                            (5,152)    (4,579)
Sale of land, buildings and equipment                             3        16
Purchase of land, buildings and equipment                       (68)      (70)
Acquisitions/dispositions, net of cash acquired/sold              -         7
Net cash flows (used) provided by investing activities of
  discontinued operations                                       (36)       49
                                                             ------    ------
Net cash provided by investing activities                       682     1,040
                                                             ------    ------
Cash Flows from Financing Activities
Net decrease in customers' deposits and credit balances         (43)     (105)
Sale of investment and annuity certificates                   1,140     1,313
Redemption of investment and annuity certificates            (1,154)    (1,017)
Net increase in short-term debt                               2,912       671
Issuance of long-term debt                                    2,029     1,961
Principal payments on long-term debt                         (4,167)    (2,887)
Issuance of American Express common shares                       63        49
Dividends paid                                                 (134)     (131)
Net cash flows provided (used) by financing activities of
  discontinued operations                                     3,737      (966)
                                                             ------    ------
Net cash provided (used) by financing activities              4,383     (1,112)
Net change in cash and cash equivalents of discontinued
  operations                                                     45       752
Effect of exchange rate changes on cash                         (58)      (34)
                                                             ------    ------
Net increase in cash and cash equivalents                     3,520     2,849

Cash and cash equivalents at beginning of period              3,312     3,408
                                                             ------    ------
Cash and cash equivalents at end of period                  $ 6,832    $6,257
                                                             ======    ======
              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS

1. The consolidated financial statements should be read in conjunction with the financial statements presented in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1993. Certain prior year's amounts have been reclassified to conform to the current year's presentation. Significant accounting policies disclosed therein have not changed, except as disclosed in Note 4.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1994 and December 31, 1993, the consolidated results of its operations for the three months ended
   March 31, 1994 and 1993 and cash flows for the three months ended March 31, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $206 million and $230 million of interest expense for the quarter ended March 31, 1994 and March 31, 1993, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

3. On April 29, 1994, the Company's Board of Directors declared a dividend to its common shareholders of all of the Lehman Brothers Holdings Inc. (Lehman Brothers) common stock held by American Express on May 31, 1994. See Consolidated Financial Condition, which is incorporated herein by reference. In anticipation of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Financial Statements for all periods presented. The assets and liabilities of Lehman Brothers have been reported in the Consolidated Balance Sheet as net assets of discontinued operations and are included in Other Assets (net of $508 million in minority preferred interest). Discontinued operations are summarized as follows:

Quarters ended March 31, (millions)                 1994         1993
- - -------------------------------------------------------------------------------
Net revenues                                       $ 841        $1,587
Net income (loss) before preferred dividends          42          (451)
===============================================================================
Income excluding items listed below:               $  73        $   55
  Severance charge                                   (18)            -
  Reserve for non-core partnership
     syndication activities                            -           (21)
  Change in accounting principle *                   (13)            -
- - -------------------------------------------------------------------------------
Lehman businesses net income                       $  42        $   34
  Loss on sale of SLB                                  -          (630)
  Gain on sale of The Boston Company                   -           165
  Earnings from businesses sold                        -            59
  Reserve for sale of non-core businesses              -           (79)
- - -------------------------------------------------------------------------------
Net income (loss)                                  $  42        $ (451)
===============================================================================
Income (loss) before preferred dividends              42          (451)
  Preferred dividends                                 (6)           (7)
- - -------------------------------------------------------------------------------
Discontinued operations                            $  36        $ (458)
===============================================================================
*Implementation of SFAS No. 112 related to accounting for post-employment
 benefits                           4

Lehman Brothers balance sheet is summarized as follows:
                                                   March 31    December 31
(millions)                                           1994         1993
- - -------------------------------------------------------------------------------
Assets
  Cash and segregated cash                       $   2,745    $   2,406
  Receivables                                       12,209       10,398
  Securities purchased under agreements to resell   41,130       26,046
  Securities and commodities owned                  44,615       35,699
  Other assets                                      11,578        5,925
- - -------------------------------------------------------------------------------
     Total assets                                $ 112,277 *  $  80,474
- - -------------------------------------------------------------------------------
Liabilities and Stockholders' Equity
  Short-term borrowings                          $  14,353    $  11,205
  Securities sold under agreements to repurchase    57,204       39,191
  Securities and commodities sold but not yet
    purchased                                       16,724        8,313
  Long-term debt                                    10,575        9,899
  Other liabilities                                 11,388        9,814
- - -------------------------------------------------------------------------------
     Total liabilities                             110,244       78,422
     Stockholders' equity                            2,033        2,052
- - -------------------------------------------------------------------------------
Total liabilities and stockholders' equity       $ 112,277    $  80,474
===============================================================================
* The increase in assets is primarily due to Lehman Brothers' adoption of
Financial Accounting Standards Board Interpretation No. 39, which restricts the historical industry practice of offsetting certain receivables and payables.

4. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," which the Company adopted as of January 1, 1994. The opening balance of Shareholders' Equity was increased by $325 million (net of deferred taxes) to reflect the net unrealized holding gains on securities classified as Available for Sale. These securities were previously carried at amortized cost or the lower of cost or market. Under the new rules, debt securities for which the Company has both the positive intent and the ability to hold to maturity are carried at amortized cost. Other debt securities and all marketable equity securities, are classified as either Available for Sale or Trading and are carried at fair value.
   Unrealized holding gains and losses on securities classified as Available for Sale are reported as a separate component of Shareholders' Equity. Unrealized holding gains and losses on securities classified as Trading are recognized in earnings.

   The following is a summary of investments at March 31, 1994
   (in millions):

       Held to Maturity, at amortized cost   $22,383
       Available for Sale, at fair value      13,877
       Trading                                   337
       Mortgage loans                          2,318
                                             -------
                                             $38,915
                                             =======

  The following is a summary of securities Available for Sale and securities Held to Maturity at March 31, 1994 (in millions):

  Securities Held to Maturity
                                                           Gross      Gross
                                                 Fair   Unrealized  Unrealized
                                       Cost     Value      Gains      Losses
                                       ----     -----   ----------  ----------
U.S. Government and agencies
  obligations                       $ 3,467   $ 3,464     $    1      $   (4)
State and municipal obligations       4,576     4,775        226         (27)
Corporate debt securities            11,138    11,548        483         (73)
Foreign government bonds and
  obligations                           100       109         10          (1)
Mortgage-backed securities            3,091     3,072         52         (71)
Other debt securities                    11        11         -           -
                                     ------    ------     ------       -----
Total                               $22,383   $22,979     $  772      $ (176)
                                     ======    ======     ======       =====


                                                 Fair
                                       Cost     Value
                                       ----     -----
Due within 1 year                   $ 3,787   $ 3,796
Due after 1 year through 5 years      3,384     3,630
Due after 5 years through 10 years    8,067     8,349
Due after 10 years                    4,054     4,132
                                     ------    ------
                                     19,292    19,907

Mortgage-backed securities            3,091     3,072
                                     ------    ------
Total                               $22,383   $22,979
                                     ======    ======


   Securities Available for Sale
                                                           Gross      Gross
                                                  Fair   Unrealized Unrealized
                                       Cost      Value     Gains      Losses
                                      -----      -----   ---------- ----------
U.S. Government and agencies
  obligations                       $   179   $   179          -         -
State and municipal obligations         361       386      $  26      $ (1)
Corporate debt securities             1,674     1,754         95       (15)
Foreign government bonds and
  obligations                         1,784     1,789         17       (12)
Mortgage-backed securities            8,218     8,164        138      (192)
Equity securities                       611       653         47        (5)
Other debt securities                   931       952         22        (1)
                                     ------    ------       ----      ----
Total                               $13,758   $13,877      $ 345     $(226)
                                     ======    ======       ====      ====

                                                  Fair
                                       Cost      Value
                                      -----     -----
Due within 1 year                   $ 1,150   $ 1,150
Due after 1 year through 5 years      2,148     2,190
Due after 5 years through 10 years    1,223     1,289
Due after 10 years                      408       431
                                     ------    ------
                                      4,929     5,060

Equity securities                       611       653
Mortgage-backed securities            8,218     8,164
                                     ------    ------
Total                               $13,758   $13,877
                                     ======    ======

 The change in net unrealized holding gains on Available for Sale securities that is included as a separate component in Shareholders' Equity was a decrease of $256 million (after-tax) for the quarter ended March 31, 1994. The change in net unrealized holding gains on Trading securities included in income was $3 million (pretax) at March 31, 1994.

 During the quarter ended March 31, 1994, securities Available for Sale were sold with proceeds of $2,343 million and gross realized gains on such sales of $22 million and gross realized losses on such sales of $10 million. The average cost method was the basis used in determining the realized gain or loss.

 In addition, $16 million of securities were sold from Held to Maturity during the quarter ended March 31, 1994, resulting in $0.2 million of gross realized gains. These sales were due to credit deterioration.

 Below is a table detailing the purchases, sales and maturities of investments classified as Held to Maturity and Available for Sale for the quarter ended March 31, 1994 (in millions):

                              Held to       Available for
                             Maturity           Sale
                             --------       -------------
         Purchases          $ 2,437           $ 2,820
         Sales              $    16           $ 2,343
         Maturities         $ 2,446           $ 1,155



5. Net income taxes paid during the three months ended March 31, 1994 and 1993 were approximately $29 million and $34 million, respectively. Interest paid during the three months ended March 31, 1994 and 1993 was approximately $265 million and $501 million, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition

On April 29, 1994, the Company's Board of Directors declared a dividend to its common shareholders of all of the Lehman Brothers Holdings Inc. (Lehman Brothers) common stock held by American Express on the dividend distribution date. The dividend will be distributed on May 31, 1994 to shareholders of record on May 20, 1994 and represents approximately
98.3 million shares of Lehman Brothers common stock. Shareholders of American Express will receive one share of Lehman Brothers common stock for each five common shares of American Express that they hold on the record date. Prior to the distribution, the Company will add approximately $1.1 billion of additional equity capital to Lehman Brothers representing:

   The Company's purchase of $903.8 million of Lehman Brothers common stock, which will be included in the dividend to American Express common shareholders. The Company will sell $11.3 million of Lehman Brothers common stock from its current holdings to certain Lehman Brothers executive officers; and

   The Company's purchase of $200 million of Lehman Brothers cumulative voting preferred stock which will be held for investment purposes.

In addition, approximately $57 million of Lehman Brothers common stock is expected to be acquired by Lehman Brothers employees through an existing employee ownership plan, and $89.2 million of the common stock will be acquired by Nippon Life Insurance Company (Nippon Life). The Nippon Life investment represents a change from the original plan. As a further change to the original plan, Lehman Brothers employees are being offered participation in the offering on a more limited basis. The Company will also purchase 928 shares and Nippon Life will purchase 72 shares of Lehman Brothers redeemable voting preferred stock for a nominal dollar amount.
The redeemable voting preferred stock entitles its holders to receive an aggregate annual dividend of 50 percent of Lehman Brothers net income over $400 million for each of the next eight years, with a maximum of $50 million in any one year. In addition, the Company and Nippon Life will be entitled to receive 92.8 percent and 7.2 percent, respectively, of certain contingent revenue and earnings related payouts from Travelers Corporation (Travelers), which is being assigned by Lehman Brothers to American Express and Nippon Life in connection with the spin-off transaction. The Travelers participations will yield a maximum of $50 million pretax annually for three years (of which the first installment was received in the first quarter), depending on the revenues of Smith Barney Shearson, plus 10 percent of after-tax profits of Smith Barney Shearson in excess of $250 million per year over a five-year period.

In anticipation of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Financial Statements for all periods presented. The assets and liabilities of Lehman Brothers have been reported in the Consolidated Balance Sheet as net assets of discontinued operations and are included in Other Assets. See Note 3 which is incorporated herein by reference.







                                    8
PAGE

During the first quarter of 1994, the Company announced that it plans to purchase up to four million of its common shares in the open market from time to time. The repurchase of shares is intended to offset any dilution resulting from the 1994 conversions of American Express Company 9% Convertible Notes Series A-G, convertible prior to April 1, 1994 at $17.755. Of the $160 million in Notes originally issued, $58 million was outstanding at December 31, 1993 and was converted into approximately
3.3 million shares during the quarter.

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. The Statement requires debt securities that the Company has both the ability and positive intent to hold to maturity to be classified as Held to Maturity and accounted for at amortized cost. All other debt securities, as well as all marketable equity securities, are classified as Available for Sale or as Trading and carried at fair value. Unrealized gains and losses on securities classified as Available for Sale are carried as a separate component of Shareholders' Equity.

At March 31, 1994, approximately 38 percent or $13.9 billion of the Company's debt securities were classified as Available for Sale. This does not mean that the Company expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand, funding sources and terms, or foreign currency risk.

The following sections discuss changes during the three months ended March 31, 1994 in the financial condition of each of the Company's business segments. Except where indicated otherwise, comparisons of March 31, 1994 balance sheet amounts are made with comparable amounts at December 31, 1993.


Travel Related Services (TRS)

TRS' total assets were $39.6 billion at March 31, 1994 and $38.8 billion at December 31, 1993. The increase in total assets reflects increased liquidity. Accounts receivable and accrued interest declined to $14.5 billion from $15.7 billion at December 31, 1993, due to seasonality of the business. Loans and discounts were $8.2 billion at both March 31, 1994 and December 31, 1993. TRS' prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses to American Express Bank.


IDS Financial Services (IDS)

IDS' total assets owned increased to $38.4 billion at March 31, 1994 from $37.4 billion at December 31, 1993. This growth primarily reflects an increase in investments and assets held in segregated asset accounts. The increase in investments of $532 million was principally funded by sales of insurance and annuities, and by reinvested income. Assets held in segregated accounts totaled $9.5 billion and $9.0 billion at March 31, 1994 and December 31, 1993, respectively. These assets, primarily investments carried at market value, are held for the exclusive benefit of variable annuity and variable life insurance contract holders. IDS earns investment management and administration fees from the related funds.

Assets under management decreased to $61.1 billion at March 31, 1994 from $62.3 billion at December 31, 1993, reflecting market depreciation.

During the quarter, IDS Financial Corporation issued and sold $70 million of 6.5% Medium-Term Notes due 2004 and $50 million of 6.625% Medium-Term Notes due 2006. The Notes were sold in private placements to institutional investors. The proceeds from these issuances were used for general corporate purposes including repayment of existing indebtedness.


American Express Bank (the Bank)

The Bank's assets totaled $14.5 billion and $14.1 billion at March 31, 1994 and December 31, 1993, respectively. The Bank's prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses from TRS.

Total loans were $5.7 billion at March 31, 1994 and $5.6 billion at year-end 1993. The reserve for credit losses was $132 million at March 31, 1994, compared with $126 million at December 31, 1993. The Bank's credit loss reserve coverage was 2.3 percent of total loans at March 31, 1994, compared with 2.2 percent at December 31, 1993. Total loan write-offs, net of recoveries, were $1.0 million during the first three months of 1994 and $1.2 million for the first quarter of 1993. Nonperforming loans totaled $34 million at March 31, 1994, compared with $43 million at December 31, 1993. The decline in nonperforming loans primarily reflects repayments. The Bank's other nonperforming assets totaled $89 million at March 31, 1994, unchanged from year-end 1993.

American Express Bank Ltd.'s (AEBL) risk-based capital ratios were
6.5 percent for Tier 1 Capital and 12.7 percent for Total Capital at March 31, 1994, compared with 6.3 percent and 10.2 percent, respectively, at year-end 1993. AEBL's leverage ratio was 4.3 percent at March 31, 1994 and 4.4 percent at December 31, 1993. The increase in the Total Capital ratio at March 31, 1994 was primarily due to the issuance and sale outside the United States of $250 million of Floating Rate Subordinated Notes due 2004. The proceeds of this issuance were used for general corporate purposes.


RESULTS OF OPERATIONS

Three Months Ended March 31, 1994 and 1993

The Company reported consolidated income from continuing operations of $317 million in the first quarter of 1994, compared with $701 million last year, including the 1993 gain of $433 million ($779 million pretax) on the sale of First Data Corporation (FDC) stock. Including Lehman Brothers, which is reflected as a discontinued operation, first quarter 1994 net income totaled $353 million compared with $243 million last year. Consolidated net revenues totaled $3.4 billion in the first quarter of 1994, compared with $3.1 billion a year ago.








                                   10
PAGE

Discontinued operations for the first three months of 1993 included a $630 million ($535 million pretax) charge related to the sale of certain Lehman Brothers' retail and asset management businesses (SLB), a $165 million ($202 million pretax) gain on the sale of The Boston Company
(TBC), approximately $100 million ($152 million pretax) in reserves related to non-core businesses and the net income of SLB and TBC of $59 million ($104 million pretax).

The Company's effective tax rate was 28 percent in the first quarter of 1994, compared with 36 percent a year ago. This year's rate was reduced by tax-advantaged investment income, while the prior year's rate reflects the tax effects of the FDC gain, partially offset by tax-advantaged investment income.


Travel Related Services

Three Months Ended March 31, 1994 and 1993

TRS reported net income of $234 million in the first quarter of 1994, compared with $209 million last year. Pretax income totaled $326 million, compared with $261 million a year ago. During last year's first quarter, TRS sold a portion of its insurance business and other investments and recognized a charge on the defeasance of certain high-coupon debt. These combined transactions resulted in a net after-tax gain of $15 million. TRS' prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses to the Bank.

Worldwide Card billed business increased to $31.8 billion in the first quarter of 1994 from $28.2 billion last year, reflecting higher spending per Cardmember, growth in Corporate Card billed business and an increase in the number of Cards outstanding. Domestic Card billed business was $22.9 billion, compared with $20.3 billion a year ago. International Card billed business totaled $8.9 billion, compared with $7.9 billion last year. Worldwide Cards in force totaled 35.4 million, compared with 34.3 million a year ago. Domestic Cards in force totaled 24.7 million, compared with
24.0 million last year. International Cards in force were 10.7 million at March 31, 1994, compared with 10.3 million a year ago. Basic Cards in force totaled 26.0 million, compared with 25.2 million last year. The increase in worldwide Cards in force reflects the addition of approximately one million Cards issued to Government employees beginning late in 1993. The number of service establishments (SE) increased 7.8 percent to
3.7 million from 3.4 million last year.

Travelers Cheque sales totaled $4.8 billion in the first quarter of 1994, compared with $4.7 billion last year. Average Travelers Cheques outstanding totaled $4.8 billion, compared with $4.7 billion a year ago.

Net revenues (total revenues net of lending interest expense) increased
5.7 percent to $2.4 billion, reflecting the increase in worldwide Card billed business. This increase was partially offset by discount rate reductions from SE repricing implemented subsequent to the first quarter of 1993 and a decrease in net Card fee revenues. Discount revenue increased to $906 million from $845 million last year. Net Card fees totaled $431 million, compared with $435 million a year ago, reflecting a change in the mix of Card products. Interest and dividend revenue decreased to $174 million from $175 million last year. Lending finance charge revenue declined to $292 million from $294 million a year ago. Lending net finance charge revenue increased 1.8 percent to $228 million. Other revenues increased 12 percent to $620 million primarily due to increased travel revenues.

Total expenses, excluding lending interest expense, remained flat at $2.0 billion for the first quarter of 1994, compared with the first quarter 1993. The provision for losses and claims declined 6.9 percent to $365 million from $392 million a year ago. The worldwide charge Card provision declined to $148 million in the first quarter of 1994 from $180 million last year, reflecting continued improvement in Card credit experience. The worldwide lending provision was $114 million, compared to $116 million a year ago. Interest expense, excluding lending interest expense which is included in net revenues above, totaled $184 million in the first quarter of 1994, down from $200 million last year, reflecting lower borrowing rates, partially offset by increased funding requirements. Worldwide charge Card interest expense totaled $159 million, compared with $176 million last year. Excluding interest and the provision for losses, total expenses increased 7 percent, primarily reflecting business travel growth and investments in certain business initiatives. Human resources expense increased to $586 million in the first quarter of 1994 from $529 million a year ago, primarily reflecting growth in the Business Travel and Corporate Card products. Marketing and promotion expense decreased
7.1 percent to $229 million in the first quarter of 1994 from $246 million last year. However, it is expected that for the full year, marketing and promotion expense will be higher than last year.


IDS Financial Services

Three Months Ended March 31, 1994 and 1993

IDS' net income increased 22 percent to $91 million in the first quarter of 1994 from $74 million last year. Revenues increased 10 percent to $818 million in the first quarter of 1994 from $742 million a year ago. Revenue and earnings growth benefited primarily from an increase in management fees and net investment income resulting from higher asset levels. Results also benefited from wider investment margins compared to year-ago levels. Pretax income totaled $136 million, compared with $107 million last year.

IDS' financial planning field force totaled 7,719 at March 31, 1994, compared with 7,398 and 7,655 at March 31, 1993 and December 31, 1993, respectively. Total product sales increased in the first quarter of 1994. Product sales generated from financial plans were approximately 60 percent of total sales, compared with approximately 55 percent a year ago. Fees from financial plans were $10.2 million in the first quarter of 1994, compared with $8.8 million last year. Mutual fund sales totaled $2.5 billion in the first quarter of 1994, up 22 percent from $2.1 billion last year. This increase reflects higher sales of both equity and income funds. Annuity sales increased
6.5 percent in the first quarter of 1994 to $1.0 billion from $948 million a year ago, reflecting increased sales of annuities with equity investment options. Sales of investment certificates totaled $155 million in the first quarter of 1994, up from $141 million last year. Life and other insurance sales totaled $75 million in the first quarter of 1994, up 27 percent from $59 million a year ago, reflecting increased sales of universal life insurance. Life insurance in force increased 13 percent to $47.7 billion at March 31, 1994 from $42.2 billion at March 31, 1993.

Investment income increased to $503 million in the first quarter of 1994 from $491 million last year, reflecting higher asset levels, offset, in part, by lower investment yields. Commissions and fees totaled
$207 million in the first quarter of 1994, up from $165 million a year ago, reflecting management fees earned on a higher asset base and distribution fees earned on higher mutual fund sales.

Total expenses were $682 million in the first quarter of 1994, compared with $635 million last year. The provision for annuity benefits, the largest component of expenses, decreased to $255 million from $265 million a year ago, reflecting lower accrual rates. The provision for insurance benefits increased to $88 million from $79 million a year ago. The provision for investment certificates totaled $22 million, down from $35 million last year, reflecting lower investment certificates in force and lower accrual rates. Human resources expense increased to $212 million from $177 million a year ago, reflecting an increase in the number of employees and financial planners, and increased commissionable sales.
Other operating expenses increased to $105 million in the first quarter of 1994 from $78 million last year, reflecting increased deferred acquisition costs and the establishment of a reserve to reflect anticipated surrenders as a result of an annuity exchange plan announced during the quarter.


American Express Bank

Three Months Ended March 31, 1994 and 1993

The Bank reported net income of $24 million in the first quarter of 1994, compared with $17 million a year ago. The Bank's results for the first quarter of 1994 reflected growth in private banking fee income, a lower provision for credit losses and a lower effective tax rate. Pretax income totaled $36 million, compared with $27 million last year. The Bank's prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses from TRS to the Bank.

Net interest income totaled $91 million in the first quarter of 1994, compared with $87 million a year ago. Noninterest income, consisting primarily of commissions, fees and other revenues, increased to $77 million in the first quarter of 1994 from $69 million last year, primarily reflecting growth in fee income. Noninterest expenses, excluding the provision for credit losses, totaled $125 million in the first quarter of 1994, compared with $116 million a year ago. Increased expense levels reflected growth in revenues.

The provision for credit losses was $6.8 million in the first quarter of 1994, compared with $13 million a year ago.



Corporate and Other

Three Months Ended March 31, 1994 and 1993

Corporate and Other reported first quarter net expenses of $32 million in both 1994 and 1993, before a $433 million ($779 million pretax) gain from the sale of FDC stock last year.

Results for the first quarter of 1994 include income from the Company's share of the Travelers revenue participation, in accordance with an agreement related to the 1993 sale of SLB, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers spin-off, certain business building initiatives and a loss on the expected termination of the Company's Employee Stock Ownership Plan.

Results for the first quarter of 1993 included the gain on the sale of FDC stock mentioned above, which reduced the Company's ownership in FDC from 54 percent to approximately 22 percent. Lower earnings from FDC in 1994 were offset by lower corporate expenses.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 1994 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1994 and 1993. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 3, 1994, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1993, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


ERNST & YOUNG

/s/Ernst & Young

New York, New York
May 13, 1994



                                   15
PAGE

                          PART II. OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY


Item 1.     Legal Proceedings

            MAXWELL RELATED LITIGATION

        On April 12, 1994, Macmillan appealed the judgment against it in Macmillan, Inc. v. Bishopsgate Investment Trust, Shearson Lehman Brothers Holdings PLC et al., which was previously reported in the registrant's Annual Report on Form 10-K for the year ended December 31, 1993.

Item 4.     Submission of Matters to a Vote of Securities Holders

        The registrant's annual meeting of shareholders was held on April 25, 1994. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                        Votes        Votes      Votes                   Broker
                        For          Against    Withheld  Abstentions   Non-Votes
Selection of
Ernst & Young
as independent       400,444,758      2,921,016    -        1,032,281      -
auditors

Shareholder proposal
relating to cumula-
tive voting          130,122,120    224,321,143    -        2,704,684    47,250,108

Shareholder proposal
relating to term
limits for directors  14,278,816    339,266,134    -        4,466,186    46,386,919

Shareholder proposal
relating to executive
compensation          23,600,789    329,860,210    -        4,570,437    46,366,619

Shareholder proposal
relating to CERES
Principles            26,288,409    300,317,487    -       31,435,034    46,357,125

Election of Directors:

A.L. Armstrong       401,806,856        -         2,591,199    -            -
W.G. Bowen           401,830,783        -         2,567,272    -            -
D.M. Culver          401,880,823        -         2,517,232    -            -
C.W. Duncan Jr.      401,865,183        -         2,532,872    -            -
R.M. Furlaud         401,880,346        -         2,517,709    -            -
H. Golub             401,982,796        -         2,415,259    -            -
B. Sills Greenough   400,985,791        -         3,412,264    -            -
F.R. Johnson         398,838,508        -         5,559,547    -            -
V.E. Jordan Jr.      399,690,069        -         4,707,986    -            -
H.A. Kissinger       400,158,757        -         4,239,298    -            -
D. Lewis             402,029,858        -         2,368,197    -            -
A. Papone            401,940,746        -         2,457,309    -            -
R.S. Penske          401,987,926        -         2,410,129    -            -
F.P. Popoff          401,873,796        -         2,524,259    -            -
J.E. Stiefler        402,013,998        -         2,384,057    -            -

Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.


        (b) Reports on Form 8-K:

            Form 8-K, dated January 24, 1994, Item 5, announcing a plan to issue a special dividend and reporting earnings for the quarter and year ended December 31, 1993.

            Form 8-K, dated January 24, 1994, Item 5, revising certain pro forma financial information previously filed.

            Form 8-K, dated April 5, 1994, Item 5, reporting the filing of a registration statement covering common shares of Lehman Brothers Holdings Inc.

            Form 8-K, dated April 21, 1994, Item 5, reporting the registrant's earnings for the quarter ended March 31, 1994.




                                   17
PAGE

                                SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                        AMERICAN EXPRESS COMPANY
                                             (Registrant)






   Date: May 16, 1994                   By  /s/ Michael P. Monaco
                                        Michael P. Monaco
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer



   Date: May 16, 1994                   /s/ Daniel T. Henry
                                        Daniel T. Henry
                                        Senior Vice President and
                                        Comptroller
                                        (Chief Accounting Officer)

                                 EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report:

      Exhibit                     Description

      10.1 Form of Amended and Restated Agreement of Tenants-In-Common, dated May 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.2 Form of Amended and Restated Tax Allocation Agreement, dated May 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.3 Form of Amended and Restated Intercompany Agreement, dated May 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.3 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.4 Form of Purchase and Exchange Agreement, dated May 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.5 Form of Registration Rights Agreement, dated May 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.6 Form of Option Agreement, dated May 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      10.7 Form of 1994 Agreement, dated April 27, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Registration Statement on Form S-1, dated April 28, 1994 (File No. 33-52977)).

      12.1     Computation in Support of Ratio of Earnings to Fixed Charges.

      12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

      15       Letter re Unaudited Interim Financial Information.





                                   E-1
PAGE

                                                          EXHIBIT 12.1
                         AMERICAN EXPRESS COMPANY

       COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in millions)



                          Three Months
                         Ended March 31,        Years Ended December 31,
                              1994       1993      1992      1991      1990
                         --------------  ----      ----      ----      ----
Earnings:
  Pretax income from
    continuing operations    $  440     $2,326    $  896    $  622    $1,578
  Interest expense              439      1,783     2,171     2,761     3,160
  Other adjustments              34         88       196       142       209
                              -----      -----     -----     -----     -----
Total earnings (a)           $  913     $4,197    $3,263    $3,525    $4,947

Fixed charges:
  Interest expense           $  439     $1,783    $2,171    $2,761    $3,160
  Other adjustments              33        130       154       147       143
                              -----      -----     -----     -----     -----
Total fixed charges (b)      $  472     $1,913    $2,325    $2,908    $3,303
                              -----      -----     -----     -----     -----
Ratio of earnings to
  fixed charges (a/b)          1.93       2.19      1.40      1.21      1.50




  For purposes of the "earnings" computation, other adjustments include adding the amortization of capitalized interest, the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company, the minority interest in the earnings of majority-owned subsidiaries with fixed charges, and the interest component of rental expense and subtracting undistributed net income of affiliates accounted for at equity.

  For purposes of the "fixed charges" computation, other adjustments include capitalized interest costs and the interest component of rental expense.

  In January 1994, the Company announced plans to spin-off Lehman Brothers through a special dividend to American Express common shareholders. Accordingly, Lehman Brothers' results are reported as a discontinued operation and are excluded from the above computation for all periods presented. In March 1993, the Company reduced its ownership in First Data Corporation to approximately 22 percent through a public offering. As a result, beginning in 1993 FDC is reported as an equity investment in the above computation.

                                                            EXHIBIT 12.2
                         AMERICAN EXPRESS COMPANY

     COMPUTATION IN SUPPORT OF RATIO OF EARNINGS TO FIXED CHARGES AND
                         PREFERRED SHARE DIVIDENDS

                           (Dollars in millions)

                          Three Months
                         Ended March 31,        Years Ended December 31,
                              1994       1993      1992      1991      1990
                         --------------  ----      ----      ----      ----
Earnings:
  Pretax income from
    continuing operations    $  440     $2,326    $  896    $  622    $1,578
  Interest expense              439      1,783     2,171     2,761     3,160
  Other adjustments              34         88       196       142       209
                              -----      -----     -----     -----     -----
Total earnings (a)           $  913     $4,197    $3,263    $3,525    $4,947
                              -----      -----     -----     -----     -----
Fixed charges and preferred
    share dividends:
  Interest expense           $  439     $1,783    $2,171    $2,761    $3,160
  Dividends on preferred
    shares                       16         66        65        61        74
  Other adjustments              33        130       154       147       143
                              -----      -----     -----     -----     -----
Total fixed charges and
  preferred share
  dividends (b)              $  488     $1,979    $2,390    $2,969    $3,377
                              -----      -----     -----     -----     -----
Ratio of earnings to
  fixed charges and
  preferred share
  dividends (a/b)              1.87       2.12      1.37      1.19      1.46

  For purposes of the "earnings" computation, other adjustments include adding the amortization of capitalized interest, the net loss of affiliates accounted for at equity whose debt is not guaranteed by the Company, the minority interest in the earnings of majority-owned subsidiaries with fixed charges, and the interest component of rental expense and subtracting undistributed net income of affiliates accounted for at equity.

  For purposes of the "fixed charges and preferred share dividends" computation, dividends on outstanding preferred shares have been increased to an amount representing the pretax earnings required to cover such dividend requirements. Other adjustments include capitalized interest costs and the interest component of rental expense.

  In January 1994, the Company announced plans to spin-off Lehman Brothers through a special dividend to American Express common shareholders. Accordingly, Lehman Brothers' results are reported as a discontinued operation and are excluded from the above computation for all periods presented. In March 1993, the Company reduced its ownership in First Data Corporation to approximately 22 percent through a public offering. As a result, beginning in 1993 FDC is reported as an equity investment in the above computation.

                                                                   Exhibit 15


May 16, 1994



The Shareholders and Board of Directors
American Express Company

We are aware of the incorporation by reference in Registration
Statements (Forms S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954,
No. 2-74368, No. 2-89115, No. 2-89680, No. 2-93654, No. 2-97617, No. 33-01771,
No. 33-02980, No. 33-05875, No. 33-06350, No. 33-17133, No. 33-19724,
No. 33-24675, No. 33-28721, No. 33-32876, No. 33-33552, No. 33-34005,
No. 33-34625, No. 33-36422, No. 33-37882, No. 33-38777, No. 33-43671,
No. 33-43695, No. 33-45584, No. 33-48629, No. 33-55344, No. 33-62124 and
33-65008; Forms S-3 No. 2-89469, No. 2-95771, No. 33-06038, No. 33-07435,
No. 33-17706, No. 33-40636, No. 33-43268, No. 33-66654 and No. 33-50997) of
American Express Company of our report dated May 13, 1994 relating to the unaudited consolidated interim financial statements of American Express Company which are included in its Form 10-Q for the three-month period ended March 31, 1994.

Pursuant to Rule 436(c) of the Securities Act of 1933, our report is not a part of the registration statement prepared or certified by accountants within the meaning of Section 7 or 11 of the Securities Act of 1933.




/s/Ernst & Young

New York, New York