Form 10-K/A
period 1993-12-31
AMERICAN EXPRESS CO
filed 1994-06-28
CIK 4962

===========================================================================
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                     ________________________________
                                FORM 10-K/A

                             (Amendment No. 1)
                     _________________________________


      X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    _____           THE SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1993
                                    OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
   _____            THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ___________ to __________

                        Commission File No. 1-7657

                         American Express Company
          (Exact name of registrant as specified in its charter)

                       New York State                 13-4922250
                (State or other jurisdiction       (I.R.S. employer
            of incorporation or organization)     identification no.)

                American Express Tower
                World Financial Center
                  New York, New York                     10285
       (Address of principal executive offices)       (Zip code)

    Registrant's telephone number, including area code: (212) 640-2000

        Securities registered pursuant to Section 12(b) of the Act:
                                                   Name of each exchange
            Title of each class                    on which registered
            ___________________                    ___________________
       Common Shares (par value $.60 per Share)    New York Stock Exchange
                                                   Boston Stock Exchange
                                                   Midwest Stock Exchange
                                                   Pacific Stock Exchange

       6-1/4% Exchangable Notes                    New York Stock Exchange
       Due October 15, 1996

     Securities registered pursuant to Section 12(g) of the Act:  None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                                                   X
                                             Yes _____  No _____


   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _____.

   Common shares of the registrant outstanding at March 7, 1994 were 491,387,952. The aggregate market value, as of March 7, 1994, of such common shares held by non-affiliates of the registrant was approximately $14.1 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                   Documents Incorporated By Reference
                   ____________________________________

Parts I, II and IV:  Portions of Registrant's 1993 Annual Report to
Shareholders.
Part III:  Portions of Registrant's Proxy Statement dated March 14, 1994.

===========================================================================
PAGE

        This amendment to the Registrant's Annual Report on Form
10-K for the fiscal year ended December 31, 1993 is being filed to add as exhibits the following Annual Reports on Form 11-K:


Exhibit 99.1 - Annual Report on Form 11-K for the American
               Express Incentive Savings Plan

Exhibit 99.2 - Annual Report on Form 11-K for the IDS Savings
               Plan

Exhibit 99.3 - Annual Report on Form 11-K for the IDS DVP Savings
               Plan


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN EXPRESS COMPANY



Date:  June 27, 1994              By:/s/ Michael P. Monaco
                                     ________________________________
                                     Michael P. Monaco
                                     Executive Vice President, Chief
                                     Financial Officer and Treasurer

                             EXHIBIT INDEX
                            ______________

Exhibit No.
___________

    99.1    -  Annual Report on Form 11-K for the American Express
               Incentive Savings Plan.

    99.2    -  Annual Report on Form 11-K for the IDS Savings Plan.

    99.3    -  Annual Report on Form 11-K for the IDS DVP Savings
               Plan.