Form 10-Q
period 1994-06-30
AMERICAN EXPRESS CO
filed 1994-08-15
CIK 4962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1994

                                       or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from ________________  to _____________________


                         Commission file number 1-7657


                            AMERICAN EXPRESS COMPANY
             (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
 --------------------------------            -------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


American Express Tower, World Financial Center, New York, NY 10285
- - -------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ----------------------

                                 None
- - -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                   Yes  X     No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1994
- - ----------------------------------------   ----------------------------
Common Shares (par value $.60 per share)        494,924,260 shares

PAGE

                            AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX


Part I.        Financial Information:

               Consolidated Statement of Income--Three and        1-2
               six months ended June 30, 1994 and 1993

               Consolidated Balance Sheet--June 30, 1994            3
               and December 31, 1993

               Consolidated Statement of Cash Flows--Six            4
               months ended June 30, 1994 and 1993

               Notes to Consolidated Financial Statements         5-6

               Management's Discussion and Analysis of           7-15
               Financial Condition and Results of
               Operations

               Review Report of Independent Auditors               16

Part II.       Other Information                                   17

PAGE

                          PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                      (millions, except per share amounts)
                                  (Unaudited)
                                               Three Months Ended
                                                     June 30,
                                               -------------------
                                                1994         1993
                                               ------       ------
Net Revenues:
 Commissions and fees                         $ 2,105     $  1,931
 Interest and dividends, net                    1,018        1,005
 Life insurance premiums                          192          177
 Other                                            193          184
                                                -----        -----
   Total                                        3,508        3,297
                                                -----        -----
Expenses:
 Human resources                                  914          814
 Provisions for losses and benefits:
   Annuities and investment certificates          286          331
   Banking, credit and other                      257          317
   Life insurance                                 182          133
 Marketing and promotion                          280          271
 Interest                                         257          210
 Occupancy and equipment                          242          233
 Professional services                            174          140
 Communications                                    91           88
 Other                                            347          343
                                                -----        -----
   Total                                        3,030        2,880
                                                -----        -----

Pretax income from continuing operations          478          417
Income tax provision                              119          116
                                                -----        -----
Income from continuing operations                 359          301
Discontinued operations, net of
 income taxes                                      (2)         115
                                                -----        -----
Net income                                    $   357     $    416
                                                =====        =====
Income per common share
 from continuing operations                   $  0.70     $   0.60

Income (loss) per common share
 from discontinued operations                   (0.01)        0.23
                                                -----        -----
Net income per common share                   $  0.69     $   0.83
                                                =====        =====
Weighted average number of common
 shares outstanding (000's)                   511,283      498,640
                                              =======      =======
Cash dividends declared per
 common share                                 $ 0.225     $   0.25
                                              =======      =======

                See notes to Consolidated Financial Statements.
                                    1
PAGE

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                      (millions, except per share amounts)
                                  (Unaudited)

                                                Six Months Ended
                                                     June 30,
                                              --------------------
                                                1994        1993
                                              -------     --------
Net Revenues:
 Commissions and fees                         $ 4,101     $  3,783
 Interest and dividends, net                    2,032        1,955
 Life insurance premiums                          376          343
 Other                                            372          326
                                                -----        -----
   Total                                        6,881        6,407
                                                -----        -----
Expenses:
 Human resources                                1,799        1,614
 Provisions for losses and benefits:
   Annuities and investment certificates          572          649
   Banking, credit and other                      528          639
   Life insurance                                 362          279
 Marketing and promotion                          514          521
 Interest                                         490          421
 Occupancy and equipment                          485          463
 Professional services                            312          272
 Communications                                   180          173
 Other                                            721          637
 Gain on sale of FDC                                -         (779)
                                                -----        -----
   Total                                        5,963        4,889
                                                -----        -----

Pretax income from continuing operations          918        1,518
Income tax provision                              241          517
                                                -----        -----
Income from continuing operations                 677        1,001
Discontinued operations, net of
 income taxes                                      33         (342)
                                                -----        -----

Net income                                    $   710     $    659
                                                =====        =====
Income per common share
 from continuing operations                   $  1.31     $   2.01

Income (loss) per common share
 from discontinued operations                    0.07        (0.70)
                                                -----        -----

Net income per common share                   $  1.38     $   1.31
                                                =====        =====
Weighted average number of common
 shares outstanding (000's)                   509,284      496,744
                                              =======      =======
Cash dividends declared per
 common share                                 $  0.475    $   0.50
                                               =======     =======

                See notes to Consolidated Financial Statements.
                                         2
PAGE

                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEET
                                   (millions)
                                  (Unaudited)
                                                    June 30,   December 31,
Assets                                                1994         1993
- - ------                                              ---------  ------------
Cash and cash equivalents                           $  4,633      $ 3,312
Accounts receivable and accrued interest, less
  reserves: 1994, $781; 1993, $796                    16,087       16,142
Investments                                           39,016       39,308
Loans and discounts, less reserves:
  1994, $530; 1993, $655                              14,584       14,796
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1994, $1,528;
  1993, $1,441                                         1,959        1,976
Assets held in segregated asset accounts               9,796        8,992
Deferred acquisition costs                             2,132        2,025
Other assets                                           7,292        7,581
                                                      ------       ------
  Total assets                                      $ 95,499      $94,132
                                                      ======       ======
Liabilities and Shareholders' Equity
Customers' deposits and credit balances             $ 11,292      $11,131
Travelers Cheques outstanding                          5,817        4,800
Accounts payable                                       3,788        3,737
Insurance and annuity reserves:
  Fixed annuities                                     19,255       19,149
  Life and disability policies                         4,458        4,257
Investment certificate reserves                        2,651        2,752
Short-term debt                                       12,864       12,489
Long-term debt                                         8,565        8,561
Liabilities related to segregated asset accounts       9,796        8,992
Other liabilities                                     10,256        9,530
                                                      ------       ------
  Total liabilities                                   88,742       85,398
Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4,000,000 shares,
       stated at liquidation value                       200          200
     $216.75 CAP Preferred shares, issued and
       outstanding 122,448.98 shares, stated at
       par value (liquidation value of $300)               1            1
  Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   494,703,115 shares in 1994 and 489,827,852
   shares in 1993                                        297          294
  Capital surplus                                      3,938        3,784
  Net unrealized securities gains (losses)              (147)           7
  Foreign currency translation adjustment                (57)         (73)
  Deferred compensation                                 (119)        (128)
  Retained earnings                                    2,644        4,649
                                                      ------       ------
   Total shareholders' equity                          6,757        8,734
                                                      ------       ------
  Total liabilities and shareholders' equity        $ 95,499      $94,132
                                                      ======       ======

                 See notes to Consolidated Financial Statements.
                                    3
PAGE

                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (millions)
                                  (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                             ----------------
                                                                1994     1993
                                                                ----     ----
Cash Flows from Operating Activities
Income from continuing operations                             $ 677    $1,001
Adjustments to reconcile income from continuing operations
  to net cash (used) provided by operating activities:
  Provisions for losses and benefits                            718       842
  Depreciation, amortization, deferred taxes and other           70       337
  Changes in operating assets and liabilities, net of effects of acquisitions/dispositions:
      Accounts receivable and accrued interest                    2       137
      Other assets                                             (648)      298
      Accounts payable and other liabilities                   (128)      393
Increase in Travelers Cheques outstanding                     1,018       684
Increase in insurance reserves                                  206       103
Gain on sale of FDC                                               -      (779)
Net cash flows (used) provided by operating activities of
  discontinued operations                                     (3,656)   1,669
                                                              ------   ------
Net cash (used) provided by operating activities              (1,741)   4,685
                                                              ------   ------
Cash Flows from Investing Activities
Proceeds from FDC public offerings, net of
  cash sold in 1993                                                -      871
Sale of investments                                            2,553    1,721
Maturity and redemption of investments                         3,701    3,894
Purchase of investments                                       (6,495)  (7,208)
Net increase in Cardmember receivables                          (261)    (939)
Proceeds from repayment of loans                              10,756    8,687
Issuance of loans                                            (10,023)  (8,671)
Sale of land, buildings and equipment                             30       22
Purchase of land, buildings and equipment                       (138)    (173)
Acquisitions/dispositions, net of cash acquired/sold             (15)     (33)
Net cash flows (used) provided by investing activities of
  discontinued operations                                        (36)      49
                                                              ------   ------
Net cash provided (used) by investing activities                  72   (1,780)
                                                              ------   ------
Cash Flows from Financing Activities
Net increase in customers' deposits and credit balances           49      238
Sale of investment and annuity certificates                    2,667    2,644
Redemption of investment and annuity certificates             (2,721)  (1,866)
Net increase in debt with maturities of 3 months or less       4,520       69
Issuance of debt                                               2,864    4,628
Principal payments on debt                                    (7,011)  (5,022)
Issuance of American Express common shares                       132      131
Repurchase of American Express common shares                    (111)       -
Cash infusion to Lehman Brothers                                (904)       -
Dividends paid                                                  (267)    (262)
Net cash flows provided (used) by financing activities of
   discontinued operations                                     3,737     (966)
                                                              ------   ------
Net cash provided (used) by financing activities               2,955     (406)
Net change in cash and cash equivalents of
   discontinued operations                                        45      752
Effect of exchange rate changes on cash                           80      (79)
                                                              ------   ------
Net increase in cash and cash equivalents                      1,321    1,668

Cash and cash equivalents at beginning of period               3,312    3,408
                                                              ------   ------
Cash and cash equivalents at end of period                    $4,633   $5,076
                                                              ======   ======

                See notes to Consolidated Financial Statements.
                                    4
PAGE

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

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1994 and December 31, 1993, the consolidated results of its operations for the three and six months ended June 30, 1994 and 1993 and cash flows for the six months ended June 30, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $222 million and $206 million of interest expense for the quarters ended June 30, 1994 and June 30, 1993, respectively, and $428 million and $436 million for the six months ended June 30, 1994 and June 30, 1993, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

3. On May 31, 1994, the Company completed the spin-off of Lehman Brothers Holdings Inc. (Lehman Brothers) through a dividend to its common shareholders of all of the Lehman Brothers common stock held by American Express on that date. See Consolidated Financial Condition, which is incorporated herein by reference. As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Financial Statements through May 31, 1994. For the period ended December 31, 1993, the assets and liabilities of Lehman Brothers have been reported in the Consolidated Balance Sheet as net assets of discontinued operations and are included in Other Assets.

4. As of January 1, 1994, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt securities for which the Company has both the positive intent and the ability to hold to maturity are carried at amortized cost. Other debt securities and all marketable equity securities are classified as either Available for Sale or Trading and are carried at fair value. Unrealized holding gains and losses on securities classified as Available for Sale are reported as a separate component of Shareholders' Equity. Unrealized holding gains and losses on securities classified as Trading are recognized in earnings.

                                    5
PAGE

   The following is a summary of investments at June 30, 1994
   (in millions):

       Held to Maturity, at amortized cost    $ 22,302
         (fair value $22,295)
       Available for Sale, at fair value        13,956
         (cost $14,182)
       Trading                                     312
       Mortgage loans                            2,446
                                                ------
                                               $39,016
                                                ======


5. Net income taxes paid during the six months ended June 30, 1994 and 1993 were approximately $79 million and $354 million, respectively. Interest paid during the six months ended June 30, 1994 and 1993 was approximately $783 million and $732 million, respectively.

6. In the first quarter of 1993, the Company reduced its 54 percent ownership of First Data Corporation (FDC) to 22 percent through a public offering of FDC shares. The Company recognized a gain from the sale of $433 million ($779 million pretax), which is included in the Consolidated Statement of Income for the six months ended June 30, 1993. The Company's ownership of FDC was reduced to approximately 21 percent in the second quarter of 1994 due to the Company's contribution of FDC shares to the American Express Foundation.


                                    6
PAGE

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Consolidated Financial Condition

On April 29, 1994, the Company's Board of Directors declared a dividend to its common shareholders of all of the Lehman Brothers Holdings Inc. (Lehman Brothers) common stock held by American Express on the dividend distribution date. The dividend was distributed on May 31, 1994 to shareholders of record on May 20, 1994 and represented approximately
98.2 million shares of Lehman Brothers common stock. Shareholders of American Express received one share of Lehman Brothers common stock for each five common shares of American Express that they held on the record date. Prior to the distribution, the Company added approximately
$1.1 billion of additional equity capital to Lehman Brothers representing:

  The Company's purchase of approximately $903.8 million of Lehman Brothers common stock, which was included in the dividend to American Express common shareholders. The Company sold approximately $11.1 million of Lehman Brothers common stock from its holdings to certain Lehman Brothers executive officers; and

  The Company's purchase of $200 million of Lehman Brothers cumulative voting preferred stock which is being held for investment purposes.

In addition, approximately $57 million of Lehman Brothers common stock was acquired by Lehman Brothers employees through an existing employee ownership plan, and approximately $89.2 million of the common stock was acquired by Nippon Life Insurance Company (Nippon Life). The Company also purchased 928 shares and Nippon Life purchased 72 shares of Lehman Brothers redeemable voting preferred stock for a nominal dollar amount. The redeemable voting preferred stock entitles its holders to receive an aggregate annual dividend of 50 percent of Lehman Brothers net income over $400 million for each of the next eight years, with a maximum of $50 million in any one year. In addition, the Company and Nippon Life will be entitled to receive 92.8 percent and 7.2 percent, respectively, of certain contingent revenue and earnings related payouts from Travelers Corporation (Travelers), which was assigned by Lehman Brothers to American Express and Nippon Life in connection with the spin-off transaction. The Travelers participations will yield a maximum of $50 million pretax annually for three years (of which the first installment was received in the first quarter), depending on the revenues of Smith Barney plus 10 percent of after-tax profits of Smith Barney in excess of $250 million per year over a five-year period.

As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Financial Statements through the spin-off date. The assets and liabilities of Lehman Brothers have been reported in the Consolidated Balance Sheet as net assets of discontinued operations and are included in Other Assets for the period ended December 31, 1993.

                                    7
PAGE

On June 27, 1994, the Company's Board of Directors declared a quarterly dividend of $0.225 per common share, payable August 10, 1994 to shareholders of record on July 8, 1994, adjusting its prior quarterly dividend rate of $0.25 per share to reflect the Lehman Brothers spin-off.

During the second quarter of 1994, the Company purchased approximately four million of its common shares in the open market in order to offset any dilution resulting from the 1994 conversions of American Express Company 9% Convertible Notes Series A-G, convertible prior to April 1, 1994 at $17.755. Of the $160 million in Notes originally issued, $58 million was outstanding at December 31, 1993 and was converted into approximately
3.3 million shares during the first quarter.

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. See Note 4 which is incorporated herein by reference. At June 30, 1994, approximately 38 percent, or $14.0 billion, of the Company's securities were classified as Available for Sale. This does not mean that the Company expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand, funding sources and terms, or foreign currency risk.

The following sections discuss changes during the six months ended June 30, 1994 in the financial condition of each of the Company's business segments. Except where indicated otherwise, comparisons of June 30, 1994 balance sheet amounts are made with comparable amounts at December 31, 1993.


Travel Related Services (TRS)

TRS' total assets were $41.9 billion at June 30, 1994 and $38.8 billion at December 31, 1993. The increase in total assets reflects seasonal growth in the Travelers Cheque portfolio and increased liquidity. Accounts receivable and accrued interest totaled $15.7 billion at June 30,1994 and December 31, 1993. Loans and discounts were $8.4 billion at June 30, 1994 and $8.2 billion at December 31, 1993. In 1994, TRS plans to issue the first of a series of stand-alone revolving credit products which are expected to increase significantly the size of its lending portfolio over time. TRS does not believe this action will have a material impact on its capital, liquidity, or results of operations in 1994 and 1995. TRS' prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses to American Express Bank.

IDS Financial Services (IDS)

IDS' total assets owned increased to $37.8 billion at June 30, 1994 from $37.4 billion at December 31, 1993. This growth primarily reflects an increase in assets held in segregated asset accounts, partially offset by declines in investment securities due to market value declines. Assets held in segregated accounts totaled $9.8 billion and $9.0 billion at June 30, 1994 and December 31, 1993, respectively. These assets, primarily investments carried at market value, are held for the exclusive benefit of variable annuity and variable life insurance contract holders. IDS earns investment management and administration fees from the related funds.

                                    8
PAGE

Assets under management increased to $62.8 billion at June 30, 1994 from $62.3 billion at December 31, 1993, reflecting strong net sales, partially offset by market depreciation.

During the first six months of 1994, IDS Financial Corporation issued and sold $70 million of 6.5% Medium-Term Notes due 2004 and $50 million of 6.625% Medium-Term Notes due 2006. The Notes were sold in private placements to institutional investors. The proceeds from these issuances were used for general corporate purposes.


American Express Bank (the Bank)

The Bank's assets totaled $14.4 billion and $14.1 billion at June 30, 1994 and December 31, 1993, respectively. The Bank's prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses from TRS.

Total loans were $5.6 billion at both June 30, 1994 and year-end 1993. The reserve for credit losses was $115 million at June 30, 1994, compared with $126 million at December 31, 1993. The Bank's credit loss reserve coverage was 2.0 percent of total loans at June 30, 1994, compared with 2.2 percent at December 31, 1993. Total loan write-offs, net of recoveries, were $20 million during both the first six months of 1994 and 1993. Nonperforming loans totaled $34 million at June 30, 1994 and $43 million at December 31, 1993. The Bank's other nonperforming assets totaled
$59 million at June 30, 1994, compared with $89 million at year-end 1993. The decline in nonperforming loans and other nonperforming assets primarily reflects write-offs and the sale of a foreclosed property, respectively.

American Express Bank Ltd.'s (AEBL) risk-based capital ratios were
6.6 percent for Tier 1 Capital and 13.0 percent for Total Capital at June 30, 1994, compared with 6.3 percent and 10.2 percent, respectively, at year-end 1993. AEBL's leverage ratio was 4.2 percent at June 30, 1994 and 4.4 percent at December 31, 1993. The increase in the Total Capital ratio at June 30, 1994 was primarily due to the issuance and sale outside the United States of $250 million of Floating Rate Subordinated Notes due 2004. The proceeds of this issuance were used for general corporate purposes.


RESULTS OF OPERATIONS

Three Months Ended June 30, 1994 and 1993

The Company reported consolidated income from continuing operations of $359 million in the second quarter of 1994, compared with $301 million last year. On May 31, 1994, the Company completed the spin-off of Lehman Brothers. Including Lehman Brothers as a discontinued operation through the spin-off date, second quarter 1994 net income totaled $357 million compared with $416 million last year. Consolidated net revenues totaled $3.5 billion in the second quarter of 1994, compared with $3.3 billion a year ago.

The Company's effective tax rate was 25 percent in the second quarter of 1994, compared with 28 percent a year ago. Both years' rates were reduced by tax-advantaged investment income.

                                    9
PAGE

Six Months Ended June 30, 1994 and 1993

The Company reported consolidated net income from continuing operations of $677 million for the first six months of 1994, compared with $1.0 billion last year, including the 1993 gain of $433 million ($779 million pretax) on the sale of First Data Corporation (FDC) stock. Including Lehman Brothers, which is reflected as a discontinued operation through the spin-off date, net income for the first half of 1994 totaled $710 million, compared with $659 million a year ago. Consolidated net revenues for the first six months of 1994 were $6.9 billion, compared with $6.4 billion last year.

The Company's effective tax rate was 26 percent in the first half of 1994, compared with 34 percent a year ago. This year's rate was reduced by tax-advantaged investment income, while the prior year's rate reflects the tax effects of the FDC gain, partially offset by tax-advantaged investment income.


Travel Related Services

Three Months Ended June 30, 1994 and 1993

TRS reported net income of $263 million in the second quarter of 1994, compared with $233 million last year. Pretax income totaled $365 million, compared with $319 million a year ago. TRS' prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses to the Bank.

Worldwide Card billed business increased to $34.6 billion in the second quarter of 1994 from $31.0 billion last year, reflecting higher spending per Cardmember and an increase in the number of Cards outstanding. U.S. Card billed business was $25.3 billion, compared with $22.5 billion a year ago. Non-U.S. Card billed business totaled $9.3 billion, compared with $8.5 billion last year. Worldwide Cards in force totaled 35.6 million, compared with 34.0 million a year ago. U.S. Cards in force totaled
24.8 million, compared with 23.8 million last year. Non-U.S. Cards in force were 10.8 million at June 30, 1994, compared with 10.2 million a year ago. Basic Cards in force totaled 26.1 million, compared with 25.1 million last year. The increase in worldwide Cards in force reflects the addition of approximately 1.1 million Cards issued to U.S. Government employees beginning late in 1993. The number of service establishments (SE) increased 6.6 percent to 3.7 million from 3.5 million last year.

Travelers Cheque sales totaled $6.5 billion in the second quarter of 1994, compared with $6.2 billion last year. Average Travelers Cheques outstanding totaled $5.3 billion, compared with $5.0 billion a year ago.

Net revenues (total revenues net of lending interest expense) increased
7.0 percent to $2.5 billion, reflecting the increase in worldwide Card billed business and growth in Business Travel sales. This increase was partially offset by discount rate reductions from SE repricing implemented throughout 1993. Discount revenue increased to $983 million from $899 million last year. Net Card fees totaled $431 million, compared with $433 million a year ago, reflecting a change in the mix of Card products. Lending finance charge revenue increased to $304 million from $302 million a year ago. Lending net finance charge revenue decreased 1.3 percent to $235 million. Interest and dividend revenue increased to $187 million from $177 million last year. Other revenues increased 13 percent to $667 million primarily due to increased travel commissions.

                                    10
PAGE

Total expenses, excluding lending interest expense, rose 5.9 percent to $2.1 billion for the second quarter of 1994, compared with $2.0 billion in the second quarter of 1993. The provision for losses and claims declined
7.5 percent to $360 million from $390 million a year ago. The worldwide charge Card provision declined to $177 million in the second quarter of 1994 from $192 million last year, reflecting continued improvement in Card credit experience, partially offset by an increase in billed business. The worldwide lending provision was $63 million, compared to $97 million a year ago, reflecting a continued decline in write-offs. Interest expense, excluding lending interest expense which is included in net revenues above, totaled $209 million in the second quarter of 1994, up from $198 million last year. Worldwide charge Card interest expense totaled $168 million, compared with $171 million last year. Excluding interest and the provision for losses, total expenses increased 9.6 percent reflecting, in part, business travel growth and investments in certain business initiatives. Human resources expense increased to $625 million in the second quarter of 1994 from $537 million a year ago, primarily reflecting growth in the Business Travel and Corporate Card businesses. Marketing and promotion expense increased 3.5 percent to $273 million in the second quarter of 1994 from $264 million last year.


Six Months Ended June 30, 1994 and 1993

TRS' net income increased 13 percent to $498 million in the first six months of 1994, compared with $442 million last year. Pretax income totaled $691 million, compared with $580 million a year ago.

Worldwide Card billed business increased to $66.4 billion in the first half of 1994 from $59.2 billion last year, reflecting higher spending per Cardmember, growth in Corporate Card billed business and an increase in the number of Cards outstanding. U.S. Card billed business was $48.3 billion, compared with $42.9 billion a year ago. Non-U.S. Card billed business totaled $18.1 billion, compared with $16.4 billion last year.

Travelers Cheque sales increased to $11.4 billion in the first six months of 1994 from $10.9 billion last year. Average Travelers Cheques outstanding totaled $5.1 billion, compared with $4.9 billion a year ago.

Net revenues increased 6.4 percent to $4.9 billion, reflecting the increase in worldwide Card billed business and growth in Business Travel sales.
This increase was partially offset by discount rate reductions from SE repricing implemented throughout 1993 and a decrease in net Card fee revenues. Discount revenue increased to $1.9 billion from $1.7 billion last year. Net Card fees totaled $862 million, compared with $869 million a year ago, reflecting a change in the mix of Card products. Interest and dividend revenue increased to $361 million from $352 million last year. Lending finance charge revenue remained flat at $596 million. Lending net finance charge revenue increased slightly to $464 million from $463 million last year. Other revenues increased 12 percent to $1.3 billion primarily due to increased travel commissions.

                                    11
PAGE

Total expenses, excluding lending interest expense, increased 4.5 percent to $4.2 billion for the first half of 1994, compared with $4.0 billion last year. The provision for losses and claims declined 7.2 percent to $726 million from $782 million a year ago. The worldwide charge Card provision declined to $325 million in the first six months of 1994 from $372 million last year, reflecting continued improvement in Card credit experience partially offset by an increase in billed business. The worldwide lending provision was $177 million, compared to $213 million a year ago, reflecting a continued decline in write-offs. Interest expense, excluding lending interest expense which is included in net revenues above, totaled $392 million for the first six months of 1994, down from $398 million last year, reflecting lower borrowing rates, partially offset by increased funding requirements. Worldwide charge Card interest expense totaled $326 million, compared with $347 million last year. Excluding interest and the provision for losses, total expenses increased 8.6 percent, in part reflecting business travel growth and investments in certain business initiatives. Human resources expense increased 14 percent to $1.2 billion in the first half of 1994 from $1.1 billion a year ago, primarily reflecting growth in the Business Travel and Corporate Card businesses. Marketing and promotion expense decreased slightly to $502 million in the first six months of 1994 from $510 million last year.


IDS Financial Services

Three Months Ended June 30, 1994 and 1993

IDS' net income increased 21 percent to $109 million in the second quarter of 1994 from $90 million last year. Revenues increased 3.0 percent to $815 million in the second quarter of 1994 from $791 million a year ago. Revenue and earnings growth benefited primarily from an increase in management fees and net investment income resulting from higher asset levels. Results also benefited from wider investment margins compared to year-ago levels. Pretax income totaled $161 million, compared with $132 million last year.

IDS' financial planning field force totaled 7,780 at June 30, 1994, compared with 7,655 and 7,439 at December 31, 1993 and June 30, 1993, respectively. Total product sales increased in the second quarter of 1994 compared to last year. Product sales generated from financial plans were approximately
62 percent of total sales, compared with approximately 57 percent a year ago. Fees from financial plans were $9.6 million in the second quarter of 1994, compared with $8.9 million last year. Mutual fund sales totaled $2.3 billion in the second quarter of 1994, up 12 percent from $2.1 billion last year.
This increase reflects higher sales of equity funds. Annuity sales increased 13 percent in the second quarter of 1994 to $1.2 billion from $1.0 billion a year ago, reflecting increased sales of annuities with variable investment options. Sales of investment certificates totaled $215 million in the second quarter of 1994, up from $157 million last year. Life and other insurance sales totaled $77 million in the second quarter of 1994, up from $70 million a year ago. Life insurance in force increased 13 percent to $49.3 billion at June 30, 1994 from $43.5 billion at June 30, 1993.

Investment income decreased to $497 million in the second quarter of 1994 from $516 million last year, reflecting lower yields, partially offset by higher invested assets. Commissions and fees totaled $201 million in the second quarter of 1994, up from $177 million a year ago, reflecting management fees earned on a higher asset base.

                                    12
PAGE

Total expenses were $654 million in the second quarter of 1994, compared with $659 million last year. The provision for annuity benefits, the largest component of expenses, decreased to $252 million from $266 million a year ago, reflecting lower accrual rates, partially offset by higher annuities in force. The provision for insurance benefits increased to $85 million from $78 million a year ago. The provision for investment certificates totaled $25 million, down from $32 million last year, reflecting lower investment certificates in force and lower accrual rates. Human resources expense increased to $201 million from $183 million a year ago, reflecting an increase in the number of employees and financial planners, and increased commissionable sales. Other operating expenses decreased to $91 million in the second quarter of 1994 from $98 million last year, reflecting a lower provision for insurance industry guarantee association assessments.

Six Months Ended June 30, 1994 and 1993

IDS' net income increased 21 percent to $200 million in the first six months of 1994 from $165 million last year. Revenues increased 6.5 percent to $1.6 billion in the first half of 1994 from $1.5 billion a year ago. Revenue and earnings growth benefited primarily from an increase in management fees and net investment income resulting from higher asset levels. Results also benefited from wider investment margins compared to year-ago levels. Pretax income totaled $297 million, compared with $239 million last year.

Total product sales increased during the first six months of 1994 compared to last year. Product sales generated from financial plans were approximately 61 percent of total sales, compared with approximately
56 percent a year ago. Fees from financial plans were $19.8 million in the first six months of 1994, compared with $17.7 million last year. Mutual fund sales totaled $4.9 billion in the first half of 1994, up 17 percent from $4.2 billion last year. This increase reflects higher sales of equity funds. Annuity sales increased 9.9 percent in the first half of 1994 to $2.2 billion from $2.0 billion a year ago, reflecting increased sales of annuities with variable investment options. Sales of investment certificates totaled $370 million in the first six months of 1994, up from $298 million last year. Life and other insurance sales totaled
$152 million in the first six months of 1994, up 9.9 percent from $139 million a year ago, reflecting increased sales of universal life insurance.

Investment income of $1.0 billion in the first six months of 1994 remained unchanged from last year. Commissions and fees totaled $409 million in the first half of 1994, up from $341 million a year ago, reflecting management fees earned on a higher asset base and distribution fees earned on higher mutual fund sales.

Total expenses were $1.3 billion in the first six months of 1994 and 1993. The provision for annuity benefits, the largest component of expenses, decreased to $506 million from $531 million a year ago, reflecting lower accrual rates, partially offset by higher annuities in force. The provision for insurance benefits increased to $173 million from $157 million a year ago. The provision for investment certificates totaled $47 million, down from $67 million last year, reflecting lower investment certificates in force and lower accrual rates. Human resources expense increased to $413 million from $360 million a year ago, reflecting an increase in the number of employees and financial planners, and increased commissionable sales. Other operating expenses increased to $196 million in the first six months of 1994 from $176 million last year, reflecting

                                    13
PAGE
increased amortization of deferred acquisition costs and surrenders as a result of an annuity exchange plan announced during the first quarter, partly offset by a lower provision for insurance industry guarantee association assessments.


American Express Bank

Three Months Ended June 30, 1994 and 1993

The Bank reported net income of $19 million in the second quarter of 1994, compared with $21 million a year ago. The Bank's results for the second quarter of 1994 reflect a decline in net interest income, primarily due to higher short-term funding costs and lower investment income, as well as higher operating expenses. Partially offsetting this decline was a lower provision for credit losses and a lower effective tax rate. Increased expenses primarily reflected spending related to systems technology.
Pretax income totaled $28 million, compared with $35 million last year.
The Bank's prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses from TRS to the Bank.

Net interest income totaled $84 million in the second quarter of 1994, compared with $94 million a year ago. Noninterest income, consisting primarily of commissions, fees and other revenues, increased to $78 million in the second quarter of 1994 from $77 million last year. Noninterest expenses, excluding the provision for credit losses, totaled $132 million in the second quarter of 1994, compared with $123 million a year ago. The provision for credit losses was $1.5 million in the second quarter of 1994, compared with $13 million a year ago.

Six Months Ended June 30, 1994 and 1993

The Bank's net income totaled $44 million in the first six months of 1994, compared with $39 million a year ago. The Bank's results for the first half of 1994 reflected growth in fee income, a lower provision for credit losses and a lower effective tax rate, partially offset by lower net interest income and higher operating expenses. Pretax income totaled
$64 million, compared with $62 million last year.

Net interest income totaled $175 million in the first six months of 1994, compared with $181 million a year ago, reflecting higher short-term funding costs and lower investment income. Noninterest income increased to $155 million in the first half of 1994 from $146 million last year, primarily reflecting growth in fee income. Noninterest expenses, excluding the provision for credit losses, totaled $258 million in the first six months of 1994, compared with $239 million a year ago. Increased expense levels primarily reflected spending related to systems technology and higher human resources expense. The provision for credit losses was $8.3 million in the first six months of 1994, compared with $26 million a year ago, reflecting a lower level of nonperforming loans.


Corporate and Other

Three Months Ended June 30, 1994 and 1993

Corporate and Other reported second quarter net expenses of $32 million in 1994, compared with $43 million in 1993.

                                    14
PAGE

Six Months Ended June 30, 1994 and 1993

Corporate and Other reported net expenses of $65 million in the first six months of 1994, compared with $78 million in 1993, before a $433 million ($779 million pretax) gain from the sale of FDC stock last year.

Results for the first half of 1994 include income from the Company's share of the Travelers revenue participation, in accordance with an agreement related to the 1993 sale of SLB, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers spin-off and certain business building initiatives.

Results for the first six months of 1993 included the first quarter gain on the sale of FDC stock mentioned above, which reduced the Company's ownership in FDC from 54 percent to approximately 22 percent.



                                    15
PAGE

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1994, the related consolidated statements of income for the three-month and six-month periods ended June 30, 1994 and 1993 and the consolidated statement of cash flows for the six-month periods ended June 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


ERNST & YOUNG LLP

/s/Ernst & Young LLP

New York, New York
August 12, 1994



                                  16
PAGE

                   PART II. OTHER INFORMATION

                    AMERICAN EXPRESS COMPANY

Item 1.   Legal Proceedings

          On June 2, 1994, two former employees of American Express Bank International ("AEBI"), a wholly-owned subsidiary of American Express Bank Ltd. ("AEB"), were convicted in a federal district court in Texas of money laundering, bank fraud and misapplication of funds in connection with the account of a Mexican client. AEBI was not a party in this case. However, the United States Attorney's Office and a federal grand jury in the Southern District of Texas are continuing the investigation, and a subpoena for the production of documents has been issued to AEBI. AEBI is cooperating in the investigation. If AEBI were charged with a violation of law, fines, civil penalties and possibly criminal sanctions could result. A criminal charge and conviction could also have adverse collateral consequences for AEB and AEBI, as well as certain of the registrant's other businesses.

Item 4.   Submission of Matters to a Vote of Securities Holders

      For information relating to the matters voted upon at the registrant's annual meeting for shareholders held on April 25, 1994, see Item 4 on page 16 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1994, which is incorporated herein by reference.

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

          Form 8-K, dated April 21, 1994, Item 5, reporting the registrant's earnings for the quarter ended March 31, 1994.

          Form 8-K, dated May 31, 1994, Item 5, reporting the completion of the distribution of Lehman Brothers common stock.

          Form 8-K, dated July 25, 1994, Item 5, reporting the registrant's earnings for the quarter ended June 30, 1994.



                                  17
PAGE

                                SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                        AMERICAN EXPRESS COMPANY
                                             (Registrant)






  Date: August 15, 1994                 By  /s/ Michael P. Monaco
                                        -------------------------
                                        Michael P. Monaco
                                        Executive Vice President,
                                        Chief Financial Officer and
                                        Treasurer



  Date: August 15, 1994                 /s/ Daniel T. Henry
                                        -------------------------
                                        Daniel T. Henry
                                        Senior Vice President and
                                        Comptroller
                                        (Chief Accounting Officer)


PAGE

                          EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report:


     Exhibit               Description

     3.2    Registrant's By-laws, as amended on June 27, 1994.

     10.1   American Express Senior Executive Severance Plan.

     12.1   Computation in Support of Ratio of Earnings to Fixed Charges.

     12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

     15     Letter re Unaudited Interim Financial Information.







                                  E-1
PAGE