Form 10-Q
period 1994-09-30
AMERICAN EXPRESS CO
filed 1994-11-14
CIK 4962

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1994

                                     or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                              -----------------   ------------------

                        Commission file number 1-7657


                          AMERICAN EXPRESS COMPANY
           (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
- -----------------------------------     --------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


American Express Tower, World Financial Center, New York, NY 10285
- ------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ---------------------
                                 None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No
                                                      ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 1994
- ---------------------------------------  -------------------------------
Common Shares (par value $.60 per share)        506,864,526 shares

                              AMERICAN EXPRESS COMPANY

                                      FORM 10-Q

                                        INDEX


  Part I.        Financial Information:

                 Consolidated Statement of Income--Three and         1-2
                 nine months ended September 30, 1994 and
                 1993

                 Consolidated Balance Sheet--September 30,             3
                 1994 and December 31, 1993

                 Consolidated Statement of Cash Flows--Nine            4
                 months ended September 30, 1994 and 1993

                 Notes to Consolidated Financial Statements          5-6

                 Management's Discussion and Analysis of            7-16
                 Financial Condition and Results of
                 Operations

                 Review Report of Independent Auditors                17

   Part II.      Other Information                                    18

                         PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                      (millions, except per share amounts)
                                  (Unaudited)

                                               Three Months Ended
                                                   September 30,
                                              --------------------
                                                1994         1993
Net Revenues:                                 -------      -------
 Commissions and fees                         $ 2,157     $  1,981
 Interest and dividends, net                    1,046        1,038
 Life insurance premiums                          209          179
 Other                                            192          171
                                              -------      -------
   Total                                        3,604        3,369
                                              -------      -------
Expenses:
 Human resources                                  958          847
 Provisions for losses and benefits:
   Annuities and investment certificates          295          309
   Banking, credit and other                      249          291
   Life insurance                                 201          166
 Marketing and promotion                          280          279
 Interest                                         251          232
 Occupancy and equipment                          243          240
 Professional services                            173          141
 Communications                                    92           91
 Other                                            364          357
                                              -------      -------
   Total                                        3,106        2,953
                                              -------      -------

Pretax income from continuing operations          498          416
Income tax provision                              129          103
                                              -------      -------
Income from continuing operations                 369          313
Discontinued operations, net of
 income taxes                                       -          107
                                              -------      -------
Net income                                    $   369     $    420
                                              =======      =======
Income per common share
 from continuing operations                   $  0.71     $   0.61

Income per common share
 from discontinued operations                       -         0.22
                                              -------      -------
Net income per common share                   $  0.71     $   0.83
                                              =======      =======
Weighted average number of common
 shares outstanding (000's)                   512,579      503,623
                                              =======      =======
Cash dividends declared per
 common share                                 $ 0.225      $  0.25
                                              =======      =======

                See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                      (millions, except per share amounts)
                                  (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                              --------------------
                                                1994         1993
Net Revenues:                                 -------      -------
 Commissions and fees                         $ 6,253     $  5,764
 Interest and dividends, net                    3,078        2,993
 Life insurance premiums                          585          522
 Other                                            564          496
                                              -------      -------
   Total                                       10,480        9,775
                                              -------      -------
Expenses:
 Human resources                                2,751        2,461
 Provisions for losses and benefits:
   Annuities and investment certificates          867          958
   Banking, credit and other                      777          930
   Life insurance                                 563          445
 Marketing and promotion                          794          800
 Interest                                         741          653
 Occupancy and equipment                          728          703
 Professional services                            485          413
 Communications                                   272          264
 Other                                          1,086          993
 Gain on sale of FDC                                -         (779)
                                              -------      -------
   Total                                        9,064        7,841
                                              -------      -------

Pretax income from continuing operations        1,416        1,934
Income tax provision                              371          620
                                              -------      -------
Income from continuing operations               1,045        1,314
Discontinued operations, net of
 income taxes                                      33         (235)
                                              -------      -------

Net income                                    $ 1,078     $  1,079
                                              =======      =======
Income per common share
 from continuing operations                   $  2.02     $   2.62

Income (loss) per common share
 from discontinued operations                    0.07        (0.48)
                                              -------      -------
Net income per common share                   $  2.09     $   2.14
                                              =======      =======
Weighted average number of common
 shares outstanding (000's)                   510,672      498,862
                                              =======      =======
Cash dividends declared per
 common share                                 $  0.70     $   0.75
                                              =======      =======

                See notes to Consolidated Financial Statements.

                             AMERICAN EXPRESS COMPANY

                            CONSOLIDATED BALANCE SHEET
                                    (millions)
                                    (Unaudited)

                                                  September 30,   December 31,
Assets                                                 1994          1993
- ------                                            -------------   ------------
Cash and cash equivalents                            $   6,959     $   3,312
Accounts receivable and accrued interest, less
  reserves: 1994, $788; 1993, $796                      15,743        16,142
Investments                                             39,495        39,308
Loans and discounts, less reserves:
  1994, $515; 1993, $655                                14,665        14,796
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1994, $1,570;
  1993, $1,441                                           1,905         1,976
Assets held in segregated asset accounts                10,700         8,992
Deferred acquisition costs                               2,201         2,025
Other assets                                             6,527         7,581
                                                        ------        ------
  Total assets                                       $  98,195     $  94,132
                                                        ======        ======

Liabilities and Shareholders' Equity
Customers' deposits and credit balances              $  11,226     $  11,131
Travelers Cheques outstanding                            5,753         4,800
Accounts payable                                         4,378         3,737
Insurance and annuity reserves:
  Fixed annuities                                       19,556        19,149
  Life and disability policies                           4,591         4,257
Investment certificate reserves                          2,726         2,752
Short-term debt                                         14,338        12,489
Long-term debt                                           7,986         8,561
Liabilities related to segregated asset accounts        10,700         8,992
Other liabilities                                       10,080         9,530
                                                        ------        ------
  Total liabilities                                     91,334        85,398

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4,000,000 shares,
       stated at liquidation value                         200           200
     $216.75 CAP Preferred shares, issued and
       outstanding 122,448.98 shares in 1993,
       stated at par value (liquidation value
       of $300)                                              -             1
  Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   507,663,152 shares in 1994 and 489,827,852
   shares in 1993                                          305           294
  Capital surplus                                        3,948         3,784
  Net unrealized securities gains (losses)                (219)            7
  Foreign currency translation adjustment                  (67)          (73)
  Deferred compensation                                   (112)         (128)
  Retained earnings                                      2,806         4,649
                                                        ------        ------
   Total shareholders' equity                            6,861         8,734
                                                        ------        ------
  Total liabilities and shareholders' equity         $  98,195     $  94,132
                                                        ======        ======

                   See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (millions)
                                   (Unaudited)
                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------
                                                                1994     1993
                                                                ----     ----
Cash Flows from Operating Activities
Income from continuing operations                            $1,045   $ 1,314
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Provisions for losses and benefits                          1,061     1,245
  Depreciation, amortization, deferred taxes and other          188       434
  Changes in operating assets and liabilities, net of effects of acquisitions/dispositions:
      Accounts receivable and accrued interest                 (529)     (341)
      Other assets                                              855      (820)
      Accounts payable and other liabilities                    552       245
Increase in Travelers Cheques outstanding                       953       546
Increase in insurance reserves                                  352       301
Gain on sale of FDC                                               -      (779)
Net cash flows (used) provided by operating activities of
  discontinued operations                                    (3,656)    1,669
                                                              -----     -----
Net cash provided by operating activities                       821     3,814
                                                              -----     -----
Cash Flows from Investing Activities
Proceeds from FDC public offerings, net of
  cash sold in 1993                                               -       871
Sale of investments                                           3,678     2,186
Maturity and redemption of investments                        5,802     5,754
Purchase of investments                                     (10,480)  (10,194)
Net increase in Cardmember receivables                         (887)     (563)
Cardmember accounts receivable sold to Trust                    900       600
Proceeds from repayment of loans                             15,731    13,317
Issuance of loans                                           (15,309)  (13,490)
Purchase of land, buildings and equipment                      (193)     (235)
Sale of land, buildings and equipment                            87        55
Acquisitions/dispositions, net of cash acquired/sold           (375)      132
Net cash flows (used) provided by investing activities of
  discontinued operations                                       (36)       49
                                                              -----     -----
Net cash used by investing activities                        (1,082)   (1,518)
                                                              -----     -----
Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits and credit
    balances                                                    (95)      914
Sale of investment and annuity certificates                   4,281     4,044
Redemption of investment and annuity certificates            (3,993)   (2,760)
Net increase (decrease) in debt with maturities of
   3 months or less                                           5,948      (492)
Issuance of debt                                              3,220     9,614
Principal payments on debt                                   (8,018)   (7,845)
Issuance of American Express common shares                      173       215
Repurchase of American Express common shares                   (137)        -

Cash infusion to Lehman Brothers                               (904)        -
Dividends paid                                                 (386)     (393)
Net cash flows provided (used) by financing activities of
  discontinued operations                                     3,737      (966)
                                                              -----     -----
Net cash provided by financing activities                     3,826     2,331
Net change in cash and cash equivalents of
  discontinued operations                                        45       752
Effect of exchange rate changes on cash                         127       (49)
                                                              -----     -----
Net increase in cash and cash equivalents                     3,647     3,826

Cash and cash equivalents at beginning of period              3,312     3,408
                                                              -----     -----
Cash and cash equivalents at end of period                   $6,959   $ 7,234
                                                              =====     =====

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

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1994 and December 31, 1993, the consolidated results of its operations for the three and nine months ended September 30, 1994 and 1993 and cash flows for the nine months ended September 30, 1994 and 1993. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $240 million and $207 million of interest expense for the quarters ended September 30, 1994 and September 30, 1993, respectively, and
   $668 million and $643 million for the nine months ended September 30, 1994 and September 30, 1993, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

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

   The following is a summary of investments at September 30, 1994
   (in millions):

       Held to Maturity, at amortized cost      $22,197
         (fair value $21,997)
       Available for Sale, at fair value         14,424
         (cost $14,775)
       Trading                                      349
       Mortgage loans                             2,525
                                                 ------
                                                $39,495
                                                 ======

   The change in unrealized securities losses to $219 million (after-tax) at September 30, 1994 from $147 million (after-tax) at June 30, 1994, is the result of changes in the fair values of investments classified as Available for Sale. The majority of the decline was in mortgage-backed securities, primarily due to rising interest rates.

5. Net income taxes paid during the nine months ended September 30, 1994 and 1993 were approximately $131 million and $519 million, respectively. Interest paid during the nine months ended September 30, 1994 and 1993 was approximately $1.1 billion and $1.3 billion, respectively.

6. In the first quarter of 1993, the Company reduced its 54 percent ownership of First Data Corporation (FDC) to 22 percent through a public offering of FDC shares. The Company recognized a gain from the sale of $433 million ($779 million pretax), which is included in the Consolidated Statement of Income for the nine months ended September 30, 1993. The Company's ownership of FDC was reduced to 21 percent in the second quarter of 1994 due to the Company's contribution of FDC shares to the American Express Foundation.

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

In addition, approximately $57 million of Lehman Brothers common stock was acquired by Lehman Brothers employees through an existing employee ownership plan, and approximately $89.2 million of the common stock was acquired by Nippon Life Insurance Company (Nippon Life). The Company also purchased 928 shares and Nippon Life purchased 72 shares of Lehman Brothers redeemable voting preferred stock for a nominal dollar amount. The redeemable voting preferred stock entitles its holders to receive an aggregate annual dividend of 50 percent of Lehman Brothers net income over $400 million for each of the next eight years, with a maximum of $50 million in any one year. In addition, the Company and Nippon Life will be entitled to receive 92.8 percent and 7.2 percent, respectively, of certain contingent revenue and earnings related payouts from Travelers Corporation (Travelers), which were assigned by Lehman Brothers to American Express and Nippon Life in connection with the spin-off transaction. The Travelers participations will yield a maximum of $50 million pretax annually for three years, depending on the revenues of Smith Barney (of which the first installment was received in the first quarter), plus 10 percent of after-tax profits of Smith Barney in excess of $250 million per year over a five-year period.

As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Financial Statements through the spin-off date. The assets and liabilities of Lehman Brothers have been reported in the Consolidated Balance Sheet as net assets of discontinued operations; accordingly $1.5 billion is included in Other Assets at December 31, 1993.

In the second quarter of 1994, the Company reduced its quarterly dividend to $0.225 per common share, representing an adjustment to its previous $0.25 per share quarterly dividend rate, to reflect the Lehman Brothers spin-off.

During the second quarter of 1994, the Company purchased four million of its common shares in the open market in order to offset any dilution resulting from the 1994 conversions of American Express Company 9% Convertible Notes Series A-G, convertible prior to April 1, 1994 at $17.755. Of the $160 million in Notes originally issued, $58 million was outstanding at December 31, 1993 and was converted into approximately
3.3 million shares during the first quarter.

In August 1994, the Company mandatorily redeemed 122,448.98 CAP Preferred shares issued to subsidiaries of Berkshire Hathaway Inc. in 1991, through the issuance to such subsidiaries of 13,997,141 common shares in accordance with the terms of the preferred shares. The number of common shares issued was adjusted to reflect the spin-off of Lehman Brothers.

During the third quarter of 1994, the Company's Board of Directors approved a plan to purchase up to 20 million of the Company's common shares subject to market conditions. The plan aims to reduce the number of outstanding common shares and common share equivalents to slightly less than 500 million shares by year end, and to target the number of shares at that level. This repurchase program will also permit the Company to offset any issuance of new shares as part of employee compensation plans. The Company will also fund Company contributions to other employee plans through share purchases in the open market or with cash instead of through the issuance of new shares. As of November 10, 1994, approximately 5.1 million shares were repurchased under this plan. In November 1994, in connection with the share buyback program, the Company sold 4 million put options with maturities ranging from approximately one to twelve months.

The Company adopted Statement of Financial Accounting Standards (SFAS)
No. 115, "Accounting for Certain Investments in Debt and Equity Securities", as of January 1, 1994. See Note 4 which is incorporated herein by reference. At September 30, 1994, approximately 37 percent, or $14.4 billion, of the Company's securities were classified as Available for Sale. This does not mean that the Company expects to sell these securities, but that under SFAS No. 115 positive intent criteria, these securities are available to meet possible liquidity needs should there be significant changes in market interest rates, customer demand, funding sources and terms, or foreign currency risk.

The following sections discuss changes during the nine months ended September 30, 1994 in the financial condition of each of the Company's business segments. Except where indicated otherwise, comparisons of September 30, 1994 balance sheet amounts are made with comparable amounts at December 31, 1993.


Travel Related Services (TRS)

TRS' total assets were $42.8 billion at September 30, 1994 and $38.8 billion at December 31, 1993. The increase in total assets reflects seasonal growth in the Travelers Cheque portfolio, higher lending receivables and increased liquidity. Accounts receivable and accrued interest totaled $15.4 billion at September 30, 1994 and $15.7 billion at December 31, 1993. In the third quarter of 1994, TRS sold certain Cardmember receivables to a subsidiary, which transferred such receivables to a trust. The trust issued $900 million of trust certificates in a public offering, in three series of $300 million due September 15, 1998, September 17, 2001, and September 15, 2004, respectively. The net impact of the transaction on TRS' results is immaterial. Loans and discounts were $8.8 billion at September 30, 1994 and $8.2 billion at December 31, 1993. TRS' prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses to American Express Bank.


IDS Financial Services (IDS)

IDS' total owned assets increased to $39.2 billion at September 30, 1994 from $37.4 billion at December 31, 1993. This growth primarily reflects an increase in assets held in segregated asset accounts, reflecting strong net sales, partially offset by market depreciation. Assets held in segregated accounts totaled $10.7 billion and $9.0 billion at September 30, 1994 and December 31, 1993, respectively. These assets, primarily investments carried at market value, are held for the exclusive benefit of variable annuity and variable life insurance contract holders. IDS earns investment management and administration fees from the related funds.

Assets under management increased to $65.2 billion at September 30, 1994 from $62.3 billion at December 31, 1993, reflecting strong net sales, partially offset by market depreciation.

During the first quarter of 1994, IDS Financial Corporation issued and sold $70 million of 6.5% Medium-Term Notes due 2004 and $50 million of 6.625% Medium-Term Notes due 2006. The Notes were sold in private placements to institutional investors. The proceeds from these issuances were used for general corporate purposes.


American Express Bank (the Bank)

The Bank's assets totaled $14.2 billion and $14.1 billion at September 30, 1994 and December 31, 1993, respectively. The Bank's prior year's assets have been restated to reflect the transfer of certain international consumer financial services businesses from TRS.

Total loans were $5.4 billion at September 30, 1994 and $5.6 billion at year-end 1993. The reserve for credit losses was $118 million at September 30, 1994, compared with $126 million at December 31, 1993. The Bank's credit loss reserve coverage was 2.2 percent of total loans at both September 30, 1994 and December 31, 1993. Total loan write-offs, net of recoveries, were $17 million during the first nine months of 1994, compared with $40 million during the first nine months of 1993. Nonperforming loans totaled $33 million at September 30, 1994 and $43 million at December 31, 1993, while other nonperforming assets totaled $57 million at September 30, 1994, compared with $89 million at year-end 1993. The decline in nonperforming loans and other nonperforming assets primarily reflects write-offs and the sale of a foreclosed property, respectively.

American Express Bank Ltd.'s (AEBL) risk-based capital ratios were
6.7 percent for Tier 1 Capital and 13.0 percent for Total Capital at September 30, 1994, compared with 6.3 percent and 10.2 percent, respectively, at year-end 1993. AEBL's leverage ratio was 4.2 percent at September 30, 1994 and 4.4 percent at December 31, 1993. The increase in the Total Capital ratio at September 30, 1994 was primarily due to the issuance and sale outside the United States of $250 million of Floating Rate Subordinated Notes due 2004. The proceeds of this issuance were used for general corporate purposes.



RESULTS OF OPERATIONS

Three Months Ended September 30, 1994 and 1993

The Company reported consolidated net income of $369 million in the third quarter of 1994, compared with income from continuing operations of $313 million last year. Including discontinued operations, third quarter 1993 results were $420 million. Consolidated net revenues totaled
$3.6 billion in the third quarter of 1994, compared with $3.4 billion a year ago.

The Company's effective tax rate was 26 percent in the third quarter of 1994, compared with 25 percent a year ago. Both years' rates were reduced by tax-advantaged investment income.

In October 1994, the Company announced a series of decisions that represent a continuation of a reengineering program launched in 1992 to provide better customer value at significantly lower costs. The decision will result in significant staff reductions throughout the Company over the next several years. Costs related to these initiatives are not expected to have a material impact on current or future earnings. Future savings generated by these actions will be reinvested in the business and help facilitate the achievement of the Company's business objectives.

Nine Months Ended September 30, 1994 and 1993

The Company reported consolidated income from continuing operations of $1.0 billion for the first nine months of 1994, compared with $1.3 billion last year, including the 1993 gain of $433 million ($779 million pretax) on the sale of First Data Corporation (FDC) stock. Including Lehman Brothers, which is reflected as a discontinued operation through May 31, 1994, the spin-off date, net income totaled $1.1 billion for the first nine months of 1994 and 1993. Consolidated net revenues for the first nine months of 1994 were $10.5 billion, compared with $9.8 billion last year.

The Company's effective tax rate was 26 percent in the first nine months of 1994, compared with 32 percent a year ago. This year's rate was reduced by tax-advantaged investment income, while the prior year's rate reflects tax-advantaged investment income, partially offset by the tax effects of the FDC gain.

Travel Related Services

Three Months Ended September 30, 1994 and 1993

TRS reported net income of $264 million in the third quarter of 1994, compared with $234 million last year. Pretax income totaled $364 million, compared with $311 million a year ago. TRS' prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses to the Bank.

Worldwide Card billed business increased 15 percent to $35.5 billion in the third quarter of 1994 from $30.8 billion last year, reflecting higher spending per Cardmember and an increase in the number of Cards outstanding. U.S. Card billed business was $25.2 billion, compared with $22.5 billion a year ago. Non-U.S. Card billed business totaled $10.3 billion, compared with $8.3 billion last year.

Worldwide Cards in force totaled 35.6 million, compared with 34.2 million a year ago. U.S. Cards in force totaled 24.7 million, compared with
23.6 million last year. Non-U.S. Cards in force were 10.9 million at September 30, 1994, compared with 10.6 million a year ago. Basic Cards in force totaled 26.1 million, compared with 24.9 million last year. The increase in worldwide Cards in force reflects the addition of approximately
1.1 million Cards issued to U.S. Government employees beginning late in 1993. The number of service establishments increased 8.8 percent to
3.8 million from 3.5 million last year.

Travelers Cheque sales totaled $8.4 billion in the third quarter of 1994, compared with $8.0 billion last year. Average Travelers Cheques outstanding totaled $5.9 billion, compared with $5.5 billion a year ago.

Net revenues (total revenues net of lending interest expense) increased
9.0 percent to $2.6 billion, reflecting the increase in worldwide Card billed business and growth in Business Travel sales. Discount revenue increased to $996 million from $897 million last year. Net Card fees totaled $435 million, compared with $433 million a year ago, reflecting a change in the mix of Card products. Lending finance charge revenue increased to $317 million from $295 million a year ago. Lending net finance charge revenue increased 1.3 percent to $237 million. Interest and dividend revenue increased to $206 million from $196 million last year. Other revenues increased 15.9 percent to $727 million primarily due to increased travel sales.

Total expenses, excluding lending interest expense, increased 7.8 percent to $2.2 billion for the third quarter of 1994, compared with $2.1 billion in the third quarter of 1993, reflecting business travel acquisitions and growth, as well as investments in certain business initiatives. The provision for losses and claims declined 2.3 percent to $365 million from $374 million a year ago. The worldwide charge Card provision declined to $153 million in the third quarter of 1994 from $156 million last year, reflecting continued improvement in Card credit experience, partially offset by an increase in billed business. The worldwide lending provision was $81 million, compared to $98 million a year ago, reflecting a continued decline in write-offs. Interest expense, excluding lending interest expense which is included in net revenues above, totaled $208 million in the third quarter of 1994, down from $210 million last year. Worldwide charge Card interest expense totaled $164 million, compared with $173 million last year. Human resources expense increased to $651 million in the third quarter of 1994 from $556 million a year ago, primarily reflecting growth in the Business Travel and Corporate Card businesses. Marketing and promotion expense was $274 million in the third quarter of 1994, compared with $275 million last year.

TRS' asset securitization program resulted in net discount expense of $93 million in the third quarter of 1994 and $55 million in 1993 and servicing fee revenue of $26 million in 1994 and $12 million in 1993, reduced the provision for credit losses by $30 million in 1994 and $21 million in 1993, and reduced interest expense, with no material impact on net income in the third quarter of 1994 or 1993.


Nine Months Ended September 30, 1994 and 1993

TRS' net income increased 13 percent to $762 million in the first nine months of 1994, compared with $676 million last year. Pretax income totaled $1.1 billion, compared with $890 million a year ago.

Worldwide Card billed business increased 13 percent to $101.9 billion in the first nine months of 1994 from $90.0 billion last year, reflecting higher spending per Cardmember, growth in Corporate Card billed business and an increase in the number of Cards outstanding. U.S. Card billed business was $73.5 billion, compared with $65.3 billion a year ago. Non-U.S. Card billed business totaled $28.4 billion, compared with $24.7 billion last year.

Travelers Cheque sales increased to $19.8 billion in the first nine months of 1994 from $18.8 billion last year. Average Travelers Cheques outstanding totaled $5.3 billion, compared with $5.1 billion a year ago.

Net revenues increased 7.3 percent to $7.5 billion, reflecting the increase in worldwide Card billed business and growth in Business Travel sales.
This increase was partially offset by discount rate reductions from SE repricing implemented throughout 1993. Discount revenue increased
9.3 percent to $2.9 billion from $2.6 billion last year. Net Card fees totaled $1.3 billion, unchanged from a year ago. Lending finance charge revenue increased to $912 million from $890 million last year. Lending net finance charge revenue increased slightly to $700 million from $696 million last year. Interest and dividend revenue increased to $567 million from $547 million last year. Other revenues increased 14 percent to $2.0 billion primarily due to increased travel sales.

Total expenses, excluding lending interest expense, increased 5.6 percent to $6.4 billion for the first nine months of 1994, compared with $6.1 billion last year. The provision for losses and claims declined
5.6 percent to $1.1 billion from $1.2 billion a year ago. The worldwide charge Card provision declined to $478 million in the first nine months of 1994 from $528 million last year, reflecting continued improvement in Card credit experience, partially offset by an increase in billed business. The worldwide lending provision was $258 million, compared with $311 million a year ago, reflecting a continued decline in write-offs. Interest expense, excluding lending interest expense which is included in net revenues above, totaled $600 million for the first nine months of 1994, down from $609 million last year, reflecting lower borrowing rates, partially offset by increased funding requirements. Worldwide charge Card interest expense totaled $490 million, compared with $520 million last year. Excluding interest and the provision for losses, total expenses increased 8.2 percent, in part, reflecting business travel acquisitions and growth and investments in certain business initiatives. Human resources expense increased 15 percent to $1.9 billion in the first nine months of 1994 from $1.6 billion a year ago, primarily reflecting growth in the Business Travel and Corporate Card businesses. Marketing and promotion expense decreased slightly to $776 million in the first nine months of 1994 from $785 million last year. Marketing and promotion expenses for the full year are expected to be approximately the same as a year ago.

In the first nine months of 1994 and 1993, TRS' asset securitization program resulted in net discount expense of $228 million and $154 million, respectively, and servicing fee revenue of $57 million and $35 million, respectively, reduced the provision for credit losses by $86 million and $65 million, respectively, and reduced interest expense, with no material impact on net income in the first nine months of 1994 or 1993.



IDS Financial Services

Three Months Ended September 30, 1994 and 1993

IDS' net income increased 19 percent to $114 million in the third quarter of 1994 from $96 million last year. Revenues increased to $822 million in the third quarter of 1994 from $816 million a year ago. Revenue and earnings growth benefited primarily from an increase in fees related to higher levels of assets under management, as well as an increase in life insurance in force. These benefits were partially offset by lower investment margins. Pretax income totaled $168 million, compared with $140 million last year.

IDS' financial planning field force totaled 7,847 at September 30, 1994, compared with 7,655 and 7,554 at December 31, 1993 and September 30, 1993, respectively. Product sales generated from financial plans were approximately 64 percent of total sales, compared with approximately 58 percent a year ago. Fees from financial plans were $9.6 million in the third quarter of 1994 and 1993. Mutual fund sales totaled $2.0 billion in the third quarter of 1994, down 3.6 percent from $2.1 billion last year. Sales of equity mutual funds and money market mutual funds increased over a year ago, while sales of income mutual funds decreased. Annuity sales were $1.1 billion in the third quarter of 1994, up slightly from a year ago. Sales of investment certificates increased significantly to $324 million in the third quarter of 1994 from $155 million last year. This increase reflects sales of longer-term certificates. Life and other insurance sales totaled $78 million in the third quarter of 1994, down from $81 million a year ago. Life insurance in force increased 14 percent to $50.9 billion at September 30, 1994 from $46.1 billion at December 31, 1993 and $44.8 billion at September 30, 1993.

Investment income decreased to $498 million in the third quarter of 1994 from $527 million last year, reflecting lower yields, partially offset by higher invested assets. Commissions and fees totaled $200 million in the third quarter of 1994, up from $188 million a year ago, reflecting management fees earned on a higher asset base.

Total expenses were $654 million in the third quarter of 1994, compared with $676 million last year. The provision for annuity benefits, the largest component of expenses, decreased to $256 million from $270 million a year ago, reflecting lower accrual rates, partially offset by higher annuities in force. The provision for insurance benefits increased to $95 million from $80 million a year ago. The provision for investment certificates totaled $30 million, up from $29 million last year. Human resources expense increased to $213 million from $200 million a year ago, reflecting an increase in the number of employees and financial planners. Other operating expenses decreased to $60 million in the third quarter of 1994 from $95 million last year, reflecting primarily a lower provision for insurance industry guarantee association assessments, as well as lower amortization of deferred acquisition costs.

Nine Months Ended September 30, 1994 and 1993

IDS' net income increased 21 percent to $314 million in the first nine months of 1994 from $260 million last year. Revenues increased 4.3 percent to $2.5 billion in the first nine months of 1994 from $2.3 billion a year ago. Revenue and earnings growth benefited primarily from an increase in fees related to higher levels of assets under management, increased life insurance in force and wider investment margins compared to year-ago levels. Pretax income totaled $465 million, compared with $379 million last year.

Total product sales increased during the first nine months of 1994 compared to last year. Product sales generated from financial plans were approximately 62 percent of total sales, compared with approximately
57 percent a year ago. Fees from financial plans were $29.4 million in the first nine months of 1994, compared with $27.4 million last year. Mutual fund sales totaled $6.9 billion in the first nine months of 1994, up
10 percent from $6.2 billion last year. This increase reflects higher sales of equity funds. Annuity sales increased 6.7 percent in the first nine months of 1994 to $3.3 billion from $3.1 billion a year ago, reflecting increased sales of annuities with variable investment options. Sales of investment certificates totaled $695 million in the first nine months of 1994, up from $453 million last year. Life and other insurance sales totaled $231 million in the first nine months of 1994, up 4.9 percent from $220 million a year ago, reflecting increased sales of universal life insurance.

Investment income totaled $1.5 billion in the first nine months of 1994 and 1993, reflecting lower yields offset by higher invested assets.
Commissions and fees totaled $604 million in the first nine months of 1994, up 14 percent from $530 million a year ago, reflecting management fees earned on a higher asset base.

Total expenses were $2.0 billion in the first nine months of 1994 and 1993. The provision for annuity benefits, the largest component of expenses, decreased to $762 million from $801 million a year ago, reflecting lower accrual rates, partially offset by higher annuities in force. The provision for insurance benefits increased to $268 million from $237 million a year ago, reflecting growth in insurance in force. The provision for investment certificates totaled $77 million, down from $97 million last year, reflecting lower investment certificates in force and lower accrual rates. Human resources expense increased to $620 million from $560 million a year ago, reflecting an increase in the number of employees and financial planners, and increased commissionable sales.
Other operating expenses decreased to $258 million in the first nine months of 1994 from $271 million last year, reflecting a lower provision for insurance industry guarantee association assessments, partially offset by increased amortization of deferred acquisition costs and surrenders as a result of an annuity exchange plan announced during the first quarter of 1994.


American Express Bank

Three Months Ended September 30, 1994 and 1993

The Bank reported net income of $20 million in the third quarter of 1994, compared with $29 million a year ago. Last year's results included a $5 million benefit from the change in the U.S. federal income tax rate.
The Bank's results for the third quarter of 1994 reflect lower revenues and higher operating expenses, primarily reflecting spending related to systems technology. This decline in results was partially offset by a reduction in the provision for credit losses. Pretax income totaled $31 million, compared with $37 million last year. The Bank's prior year's results have been restated to reflect the transfer of certain international consumer financial services businesses from TRS to the Bank.

Net interest income totaled $89 million in the third quarter of 1994, compared with $93 million a year ago. Noninterest income, consisting primarily of commissions, fees and other revenues, decreased to $74 million in the third quarter of 1994 from $78 million last year. Noninterest expenses, excluding the provision for credit losses, totaled $132 million in the third quarter of 1994, compared with $125 million a year ago. No provision for credit losses was recorded in the third quarter of 1994, compared with $9.4 million a year ago.


Nine Months Ended September 30, 1994 and 1993

The Bank's net income totaled $64 million in the first nine months of 1994, compared with $68 million a year ago. The Bank's results for the first nine months of 1994 reflect a decline in net interest income, primarily due to higher short-term funding costs and lower investment income, as well as higher operating expenses. Partially offsetting this decline was a lower provision for credit losses. Pretax income totaled $94 million, compared with $99 million last year.

Net interest income totaled $264 million in the first nine months of 1994, compared with $274 million a year ago, reflecting higher short-term funding costs and lower investment income. Noninterest income increased to $229 million in the first nine months of 1994 from $224 million last year, primarily reflecting growth in fee income. Noninterest expenses, excluding the provision for credit losses, totaled $390 million in the first nine months of 1994, compared with $364 million a year ago. Increased expense levels primarily reflected spending related to systems technology and higher human resources expense. The provision for credit losses was $8.3 million in the first nine months of 1994, compared with $35 million a year ago, reflecting a lower level of nonperforming loans.


Corporate and Other

Three Months Ended September 30, 1994 and 1993

Corporate and Other reported 1994 third quarter net expenses of $29 million, compared with $46 million last year. Corporate expenses for 1993 included a $5 million expense from the change in the U.S. federal income tax rate.

Nine Months Ended September 30, 1994 and 1993

Corporate and Other reported net expenses of $95 million in the first nine months of 1994, compared with $123 million in 1993, before a $433 million ($779 million pretax) gain from the sale of FDC stock last year.

Results for the first nine months of 1994 include income from the Company's share of the Travelers revenue participation, in accordance with an agreement related to the 1993 sale of SLB, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers spin-off and certain business building initiatives.

Results for the first nine months of 1993 included the first quarter gain on the sale of FDC stock mentioned above, which reduced the Company's ownership in FDC from 54 percent to approximately 22 percent.

             INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 1994, the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1994 and 1993, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1994 and 1993. These financial statements are the responsibility of the Company's management.

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


ERNST & YOUNG LLP

/s/Ernst & Young LLP

New York, New York
November 14, 1994

                   PART II. OTHER INFORMATION

                    AMERICAN EXPRESS COMPANY

Item 1.     Legal Proceedings

               On June 2, 1994, two former employees of American Express
Bank International ("AEBI"), a wholly-owned subsidiary of American Express Bank Ltd. ("AEB"), were convicted in a federal district court in Texas of money laundering, bank fraud and misapplication of funds in connection with the account of a Mexican client. AEBI was not a party in this case. However, the United States Attorney's Office and a federal grand jury in the Southern District of Texas are continuing the investigation, and a subpoena for the production of documents has been issued to AEBI. AEBI is cooperating in the investigation. If AEBI were charged with a violation of law, substantial fines, civil penalties, forfeitures and possibly criminal sanctions could result. A criminal charge and conviction could also have adverse collateral consequences for AEB and AEBI, as well as certain of the registrant's other businesses.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          See Exhibit Index on page E-1 hereof.


      (b) Reports on Form 8-K:

          Form 8-K, dated July 25, 1994, Item 5, reporting the registrant's earnings for the quarter ended June 30, 1994.

          Form 8-K, dated October 5, 1994, Item 5, reporting a continuation of the registrant's reengineering program.

          Form 8-K, dated October 24, 1994, Item 5, reporting the registrant's earnings for the quarter ended September 30, 1994.

                                     SIGNATURES






       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                               AMERICAN EXPRESS COMPANY
                                                    (Registrant)






        Date: November 14, 1994                By  /s/ Michael P. Monaco
                                               --------------------------
                                               Michael P. Monaco
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer



        Date: November 14, 1994                /s/ Daniel T. Henry
                                               -------------------------
                                               Daniel T. Henry
                                               Senior Vice President and
                                               Comptroller
                                               (Chief Accounting Officer)

                          EXHIBIT INDEX

    The following exhibits are filed as part of this Quarterly Report:


    Exhibit                Description

    10.1  Amendment of American Express Senior Executive Severance Plan.

    10.2 Amendment of American Express Company Executives' Incentive Compensation Plan.

    10.3  Amendment of American Express Company Key Executive Life
          Insurance Plan.

    10.4  Amendment of American Express Salary/Bonus Deferral Plan.

    10.5  Amendment of American Express Supplementary Pension Plan.

    10.6 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plan.

    12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

    12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

    15    Letter re Unaudited Interim Financial Information.

    27    Financial Data Schedule.