Form 10-K
AMERICAN EXPRESS CO
filed 1995-03-31
CIK 4962

=============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   ---------------------------

                            FORM 10-K
                   ---------------------------

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1994

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

Common shares of the registrant outstanding at March 6, 1995 were 497,048,645. The aggregate market value, as of March 6, 1995, of such common shares held by non-affiliates of the registrant was approximately $16.5 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

               DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV:  Portions of Registrant's 1994 Annual Report to
Shareholders.
Part III:  Portions of Registrant's Proxy Statement dated March 10, 1995.
=============================================================================

                        TABLE OF CONTENTS

Form 10-K
Item Number

     Part I                                                  Page

1.   Business. . . . . . . . . . . . . . . . . . . . . . . . . .1
        Travel Related Services. . . . . . . . . . . . . . . . .1
        American Express Financial Advisors. . . . . . . . . . .7
        American Express Bank. . . . . . . . . . . . . . . . . 12
        Discontinued Operations. . . . . . . . . . . . . . . . 19
        Corporate. . . . . . . . . . . . . . . . . . . . . . . 20
        Foreign Operations . . . . . . . . . . . . . . . . . . 20
        Industry Segment Information and
          Classes of Similar Services. . . . . . . . . . . . . 21
        Executive Officers of the Registrant . . . . . . . . . 21
        Employees. . . . . . . . . . . . . . . . . . . . . . . 23
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . . . 23
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . . . 24
 4.  Submission of Matters to a Vote of Security Holders . . . 25

     Part II

 5.  Market for Registrant's Common Equity and
       Related Stockholder Matters . . . . . . . . . . . . . . 25
 6.  Selected Financial Data . . . . . . . . . . . . . . . . . 26
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . 26
 8.  Financial Statements and Supplementary Data . . . . . . . 26
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . . . 26

     Part III

10.  Directors and Executive Officers of the Registrant. . . . 26
11.  Executive Compensation. . . . . . . . . . . . . . . . . . 26
12.  Security Ownership of Certain Beneficial Owners
       and Management. . . . . . . . . . . . . . . . . . . . . 26
13.  Certain Relationships and Related Transactions. . . . . . 26

     Part IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K . . . . . . . . . . . . . . . . . . . . . . 26
     Signatures. . . . . . . . . . . . . . . . . . . . . . . . 28
     Index to Financial Statements . . . . . . . . . . . . . .F-1
     Exhibit Index . . . . . . . . . . . . . . . . . . . . . .E-1

                             PART I

ITEM 1.  BUSINESS

    American Express Company (the "registrant") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The registrant and its subsidiaries are principally in the business of providing travel related services, financial advisory services and international banking services throughout the world.

    On May 31, 1994, the registrant completed a tax-free spin-off of the common stock of its subsidiary, Lehman Brothers Holdings Inc. ("Lehman"), through a special dividend to the registrant's common shareholders. Lehman is in the business of providing investment services. Lehman's results are reported as a discontinued operation in the registrant's Consolidated Financial Statements through the spin-off date. This transaction is described in more detail on pages 35 and 36 of the registrant's 1994 Annual Report to Shareholders, which description is incorporated herein by reference.

                     TRAVEL RELATED SERVICES

    American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, "TRS") provides a variety of products and services, including the American Express-R Card (the "Card"), consumer lending, the American Express-R Travelers Cheque (the "Travelers Cheque" or the "Cheque"), corporate and consumer travel products and services, magazine publishing, database marketing and management and insurance. TRS offers products and services in over 160 countries. In addition, in certain countries partly owned affiliates and independent operators offer some of these products and services under licenses from TRS.

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

    CARD AND CONSUMER LENDING

    TRS issues the American Express Card, including the American Express-R Gold Card, the Platinum Card-R, the American Express-R Corporate Card, the Optima-SM Card and the American Express-R Corporate Purchasing Card. Cards are currently issued in 35 currencies. The Card, which is issued to individuals for their personal account or through a corporate account established by their employer for its business purposes, permits Cardmembers to charge purchases of goods and services in the United States and in most countries around the world at establishments that have agreed to accept the Card.

    The Card issuer accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided.

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

    The Card issuer charges Cardmembers an annual fee, which varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. The Optima Card is generally offered to pre-approved prospects on a first-year-free basis, except that the Optima True Grace-SM Card is free of an annual fee upon satisfaction of an annual usage requirement.

    Cardmembers generally have access to a variety of special services, including: the Membership Miles-R Program, Global Assist-R Hotline, Buyer's Assurance-SM Protection Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance Plan and Purchase Protection-SM Plan. A Cardmember participating in the Gold Card program in the United States has access to certain additional services, including a Year End Summary of Charges Report and, in many instances, the ability to draw on a line of credit. The Platinum Card, offered to certain Cardmembers in the United States and certain other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines of participating financial institutions worldwide. TRS also offers merchandise directly to Cardmembers, who may elect to pay for the products they purchase in installments with no finance charges. TRS is planning to offer additional rewards programs in conjunction with other businesses, possibly on a co-branded basis.

    The Corporate Card program offers travel and expense management systems and services for all business entities and such services as the Business Travel Accident Insurance Plan for large businesses and the Accident Disability Plan and the FleetPlan-SM auto leasing program for small businesses. TRS is continuing to enhance its business travel and expense management systems through various on-line access technologies and business travel management information reports, as described below under "Travel Services", which are integrated with the Corporate Card. Effective on November 30, 1993, the U.S. General Services Administration awarded TRS a contract to provide American Express-R Government Card charge card services to federal employees who travel on official government business.

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

    The Optima Card is a revolving credit card marketed to individuals in the United States and several other countries. American Express Centurion Bank ("Centurion Bank") issues the Optima Card in the United States and owns substantially all receivables arising from the use of Optima Cards issued in the

United States. In addition, Centurion Bank issues lines of credit in association with many American Express Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel-R accounts. The Sign & Travel account allows qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain prepaid travel charges that are purchased with the Card. Outside the United States, consumer lending activities are engaged in by other subsidiaries of the registrant where local regulations permit. The Optima True Grace Card was launched in September 1994 and offers an interest-free period on new purchases, even if the accountholder is carrying a balance from month to month.

    American Express Credit Corporation ("Credco") purchases most Cardmember receivables arising from the use of Cards (other than Optima Cards) issued in the United States and Cardmember receivables in designated currencies arising from the use of Cards outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. TRS also funds Cardmember receivables through an asset securitization program. The cost of funding Cardmember receivables is a major expense of Card operations.

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

    Centurion Bank is subject to grandfathered restrictions on its activities under the Competitive Equality Banking Act of 1987 ("CEBA"). CEBA, among other things, prevents the formation of new nonbank banks after March 5, 1987 and restricts the activities of such banks that existed on that date. The restrictions include a prohibition on new activities and affiliate overdrafts, and limitations on asset growth and the ability to market the products and services of the bank by an affiliate and vice versa. CEBA has had an impact on the manner in which Centurion Bank conducts business to assure its continued grandfathered status, but has not had a material adverse effect on the registrant. Centurion Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and is regulated, supervised and regularly examined by the Delaware State Banking Commissioner and the FDIC. Another subsidiary of TRS, American Express Deposit Corporation, is a Utah-chartered, FDIC-insured industrial loan corporation.

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

    TRS generally charges higher discount rates to service establishments than its competitors. As a result, TRS has encountered complaints from some establishments, as well as suppression of the Card's use. TRS has adjusted its discount structure in certain industries and locations. TRS has also focused on understanding key factors that influence service establishment satisfaction and has expanded its efforts in handling and resolving suppression problems. TRS's strategy is to focus on achieving Card acceptance at merchants where Cardmembers want to use the Card.

    TRS anticipates that developments in payment systems will affect competition in the Card and travelers check businesses. Such changes may include increasing use of debit cards, stored value cards, "smart cards" or other card-based or electronic forms of payment.

    The principal competitive factors that affect the Card business are (i) the quality of the service and services, including rewards programs, provided to Cardmembers and participating establishments; (ii) the number and spending characteristics of Cardmembers; (iii) the quantity and quality of the establishments that will accept a Card; (iv) the cost of Cards to Cardmembers and of Card acceptance to participating establishments; (v) the terms of payment available to Cardmembers and participating establishments; (vi) the number and quality of other payment instruments available to Cardmembers and participating establishments; and (vii) the success of marketing and promotion campaigns.

    TRAVEL SERVICES

    A wide variety of travel services is offered to customers for business and personal purposes by a network of offices in more than 120 countries. Travel services include trip planning, reservations, ticketing, management information systems and other incidental services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers. In addition, TRS receives management fees from business travel clients. In March 1995, following limits imposed by certain airlines on commissions paid to travel agents, TRS introduced a new structure of service fees covering bookings of lower-priced air tickets for nonbusiness consumers.

    To meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment needs, the Travel Management Services unit ("TMS") integrates the Corporate Card and business travel services in the United States and certain foreign countries. TMS offers to its client companies services to manage their travel and entertainment budgets. American Express Business Travel Centers handle reservations, provide necessary ticketing and deliver ticket/itinerary information. In addition, this service provides clients with an information package to plan, account for and control travel and entertainment expenses. TMS provides a state-of-the-art Expense Management System, which captures and reconciles expense report data with Corporate Card charge data. TMS also developed On-Line Access, a user-friendly information service that can help organizations obtain necessary travel management information and develop customized reports through their office computers.

    In 1994, TRS continued to implement its strategy of acquiring business travel agencies on a worldwide basis to meet the needs of its multinational business travel and Corporate Card customers. Acquisitions included the worldwide corporate travel management business of The Thomas Cook Group Ltd., as well as its U.S. travel licensee, Thomas Cook Partnership. In March 1995, TRS's French travel subsidiary and Havas Voyages, the largest French travel agency, agreed to combine their business travel operations in France in a jointly owned company.

    Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the United States and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years. The number of travel agencies in the United States has increased, and a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased in size, enabling independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

    More recently, changes in the travel agent compensation structure (i.e., the limits on airfare commissions discussed above) have been imposed by airlines in an environment of heightened competition. As a consequence, transaction and service fees charged by travel agencies to both retail and business customers are becoming more common. In addition, it is possible customers will increasingly seek alternative channels to make travel arrangements, such as direct purchases of tickets from airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities, and marginal agencies are likely to exit the business. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multi-national business travel clients and negotiate more effectively with the airlines with respect to systems and compensation arrangements.

    TRAVELERS CHEQUES

    American Express Travelers Cheques are sold as a safe and convenient alternative to currency. The Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. The success of the Travelers Cheque operation is in large part related to the worldwide acceptability of the Cheque as a means of payment for goods and services and the worldwide refundability of Cheques that are lost or stolen. American Express Travelers Cheques are issued directly by TRS in United States dollars, Canadian dollars, Dutch guilders, Australian dollars, German marks and Japanese yen. French franc and British pound Cheques are primarily issued by joint venture companies in which TRS holds an equity interest and for which TRS provides sales, operations, marketing and refund servicing arrangements. As of January 1995, Swiss franc cheques are being issued by a Swiss partnership in which TRS has a partnership interest.

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

    TRS also issues the Corporate Travelers Cheque, a cash access product for business travelers, Cheques for Two-SM, a Cheque product with two signature lines designed for people who are traveling together, and the American Express-R Gift Cheque. All of these Cheque products operate with the same signature-countersignature negotiation procedure as Travelers Cheques and are refundable to the purchaser in the event of loss or theft.

    Although the registrant believes that TRS is the leading issuer of travelers checks, TRS encounters significant competition from many other forms of payment instruments, from other brands of travelers checks, from charge and debit cards and from national and international automated teller machine networks. The principal competitive factors affecting the travelers check industry are (i) the acceptability of the checks throughout the world as an alternative to currency; (ii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen; (iii) the compensation paid to, and frequency of settlement by, selling agents; (iv) the availability to the consumer of other forms of payment; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotion campaigns; and
(vii) the amount of the fee charged to the consumer.

    PUBLISHING AND DIRECT MARKETING

    TRS publishes Travel & Leisure-R, Food & Wine-R, Departures-TM and Your Company-TM magazines. Under a March 1993 agreement between TRS and a subsidiary of Time Inc. ("Time"), Time provides management services in connection with these magazines. The magazine publishing business operates in a highly competitive market. The editorial quality of the magazines and the size and quality of their readerships are the most critical competitive factors.

    TRS also provides direct mail merchandise services and, through its subsidiary Epsilon Data Management, Inc., proprietary database marketing and management.

    INSURANCE

    AMEX Life Assurance Company ("AMEX Life") and its affiliated property-casualty insurer, AMEX Assurance Company (collectively, the "Life Group"), provide a variety of insurance products to individuals, employers and associations. The Life Group's primary products are individual long-term care insurance and products for American Express Cardmembers such as Automatic Air Flight insurance and a deferred annuity marketed under the name Privileged Assets-R.

    The Life Group's long-term care products are marketed through a network of exclusive career agents, as well as independent agents and brokers and American Express affiliates. Other products are marketed through direct response methods to Cardmembers.

    American Centurion Life Assurance Company, formerly a subsidiary of AMEX Life, became a subsidiary of IDS Life Insurance Company, effective January 1, 1995.

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

    The Life Group is qualified to transact business in all states of the United States and in Puerto Rico and Canada, and is subject to comprehensive state and federal regulations. (See page 9 for a general discussion of the extent of state insurance regulations.)


               AMERICAN EXPRESS FINANCIAL ADVISORS

    American Express Financial Corporation, formerly IDS Financial Corporation, is engaged in providing a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. American Express Financial Corporation's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, tax preparation and bookkeeping services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1994, American Express Financial Advisors Inc. (formerly IDS Financial Services Inc.), American Express Financial Corporation's principal marketing subsidiary, maintained a nationwide financial planning field force of 8,054 persons. American Express Financial Corporation's marketing system consists primarily of its field force operating in 50 states, the District of Columbia and Puerto Rico, organized in 3 regions and 45 market areas.

    FINANCIAL PLANNING

    American Express Financial Advisors Inc. offers financial planning and investment advisory services to individuals for which it charges a fee. American Express Financial Advisors Inc. financial planning services provide financial analyses addressing six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning, as well as asset allocation. To complete their financial plans, American Express Financial Advisors Inc. financial advisors provide clients with recommendations of products from the more than 100 products distributed by subsidiaries and affiliates of American Express Financial Corporation, as well as products of approved third parties.

    First-year financial advisors are compensated primarily by salary, while veteran financial advisors receive compensation based largely on sales. The American Express Financial Advisors Inc. field force compensation is structured to encourage advisor retention and product persistency, while adding stability to the financial advisor's income. In attracting and retaining members of the field force, American Express Financial Advisors Inc. competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. American Express Financial Advisors Inc. has undertaken a major initiative called "IDS 1994" to make changes in its business processes, field organization and compensation arrangements to improve advisor retention and client satisfaction. American Express Financial Advisors Inc. has four pilot market areas implementing the IDS 1994 recommendations and plans to introduce elements of the IDS 1994 design nationwide in 1995. In December
1994, American Express Financial Corporation entered into a 10-year contract with Information Systems Solutions Corporation for the outsourcing of systems management and support services.

    Although the use of a dedicated field force may entail higher initial costs than other forms of marketing, such as direct-response marketing or independent agency distribution, American Express Financial Advisors Inc. believes that its ability to provide broad-based integrated services on a relationship basis is a competitive advantage.

    In addition to marketing through a dedicated sales force, American Express Financial Advisors Inc. is actively pursuing alternative approaches for the distribution of its financial planning services, and investment, insurance and annuity products, including the implementation of multiple classes of shares of its mutual fund products and networking arrangements with large financial institutions such as Shawmut Bank, as well as community banks, credit unions and agri-banks. American Express Financial Advisors Inc. believes that it is important to provide these alternatives to enhance its competitiveness in the marketplace.

    The registrant and American Express Financial Advisors Inc. are developing a separate distribution system which is complementary to the existing system of American Express Financial Advisors Inc. It will operate under the name American Express Financial Services Direct, and will include not only products from American Express Financial Advisors Inc., but also from other parts of the registrant and selected outside vendors. It will entail the offering of advice by tele-advisors and helping prospects and clients select appropriate products.

    American Express Financial Advisors Inc. does business as a broker-dealer and investment adviser in all 50 states, the District of Columbia and Puerto Rico. American Express Financial Corporation and American Express Financial Advisors Inc. are registered as broker-dealers and investment advisors regulated by the Securities and Exchange Commission ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). American Express Financial Advisors Inc. financial advisors must obtain state and NASD licenses required for the businesses.

    American Express Financial Advisors Inc. anticipates regulatory oversight of the securities and commodities industries to increase at all levels. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment adviser and its officers or employees.

    The financial services industry responds to consumer needs for money management, risk management and investments. Industry competition focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety and distribution system. Competition in the financial services market is very intense and American Express Financial Corporation competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies, whose products and services increasingly cross over the traditional lines that previously differentiated one type of institution from another.

    American Express Financial Corporation's business does not as a whole experience significant seasonal fluctuations.

    INSURANCE AND ANNUITIES

    American Express Financial Corporation's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of American Express Financial Corporation and serves all states except New York. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts to banks, thrift institutions and stock brokerages. American Centurion Life Assurance Company ("American Centurion Life") formerly a subsidiary of TRS, became an IDS Life subsidiary effective January 1, 1995. American Centurion Life is a New York company that offers a fixed annuity called Privileged Assets to American Express Cardmembers in New York. In Fortune magazine's May 1994 listing of the 50 largest life insurance companies as ranked by assets, IDS Life ranked fifteenth.

    IDS Life's products include whole life, universal life (fixed and variable), single premium life and term products (including waiver of premium and accidental death benefits). IDS Life also offers disability income and long-term care insurance. IDS Life is one of the nation's largest issuers of single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life markets variable annuity contracts designed for retirement plans.

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

    IDS Life and American Enterprise Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division) and the Indiana Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the contents of insurance policies. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Virtually all states also mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations with respect to various aspects of the insurance industry including taxation and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon American Express Financial Corporation's insurance subsidiaries.

    As a distributor of variable contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

    IDS Property Casualty Insurance Company provides personal auto and homeowner's coverage to clients in nineteen states. This insurance is underwritten to some extent by AMEX Assurance Company in seventeen of these states and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin.

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

    INVESTMENT CERTIFICATES

    IDS Certificate Company ("IDSC"), a wholly-owned subsidiary of American Express Financial Corporation, issues face-amount investment certificates. IDSC is registered as an investment company under the Investment Company Act of 1940. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons holding one type of certificate may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. American Express Financial Corporation acts as investment manager for IDSC. IDSC's certificates are sold primarily by American Express Financial Advisors Inc.'s field force.

    IDSC currently offers eight types of face-amount certificates. The specified maturities of the certificates range from four to twenty years. Within their specified maturity, most certificates have interest rate periods ranging from one to thirty-six months. Certificate holders can withdraw their certificate investments at the end of an interest rate period. Some certificates are marketed by American Express Bank Ltd. to its foreign customers.

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

    MUTUAL FUNDS

    American Express Financial Advisors Inc. offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). American Express Financial Corporation acts as investment manager and performs various administrative services. These 35 publicly-offered mutual funds, the "IDS MUTUAL FUND GROUP", have varied investment objectives, and include, for example, money market, tax-exempt, bond and stock funds. American Express Financial Corporation believes that the IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1994 of $37.1 billion, was the fourteenth largest mutual fund organization and, excluding money market funds, was the eighth largest.
American Express Financial Advisors Inc., as principal underwriter, maintains a continuous public offering of shares of each fund. Front-end loaded shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is five percent of the offering price with reduced sales charges for larger purchases. Under the recently adopted multiple class of shares program, shares are also sold with a rear load and for institutional clients at no load.

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

    OTHER SERVICES

    American Express Financial Corporation provides investment management services for pension, profit-sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions through the IDS Advisory Group. International or global investment management is offered to U.S.-based clients of this type by IDS International, Inc., a U.S. company with offices in London and to non-U.S.-based clients of this type by IDS Fund Management Ltd., an English company, with offices in Hong Kong and London. The office in Hong Kong was opened in September 1994, with the hiring of regional specialist staff. At December 31, 1994, the IDS Advisory Group managed securities portfolios totaling $14.3 billion for 308 accounts, up from $12.3 billion at December 31, 1993 for 236 accounts. American Express Financial Advisors Inc. also offers investment services for wealthy individuals and small institutions. These services, including IDS Wealth Management Service, a wrap account program, are marketed through American Express Financial Advisors Inc. financial advisors and marketing employees and third-party referrals. The market for the IDS Advisory Group's services is highly competitive, with investment performance the most critical competitive factor.

    American Express Trust Company, formerly known as IDS Bank & Trust, provides trustee, custodial, record-keeping and investment management services for pension, profit sharing, employee savings and endowment funds. Through its personal trust division, American Express Trust Company offers trust services to individuals and organizations. American Express Trust Company is regulated by the Minnesota Department of Commerce (Banking Division). On March 1, 1994, American Express Trust Company and IDS Deposit Corp., a Utah industrial loan corporation, assigned their deposits and sold their loans to American Express Deposit Corporation, a subsidiary of TRS. Prior to that date, IDS Bank & Trust and IDS Deposit Corp. made consumer loans and accepted certain kinds of deposits. Effective March 28, 1994, IDS Bank & Trust ceased its status as an FDIC-insured bank.

    American Express Financial Advisors Inc. distributes a variety of real estate, cable TV, equipment leasing, and venture capital limited partnership investments issued by other companies. American Express Financial Advisors Inc. also distributes from time to time managed futures limited partnerships in which an American Express Financial Corporation subsidiary is a co-general partner. American Express Financial Advisors Inc. has also distributed from time to time in the past various real estate and cable TV limited partnerships in which various American Express Financial Corporation subsidiaries are co-general partners or are involved in providing services to such partnerships.

    American Express Tax and Business Services Inc., formerly Tax and Business Services, a subsidiary of American Express Financial Corporation, offers tax planning, tax preparation and small business consulting services to clients in 50 locations in 23 states.

    In 1994, American Express Financial Corporation continued to expand its securities services activities, which offer portfolio analysis and securities brokerage services. American Enterprise Investment Services Inc. provides securities execution and clearance services for American Express Securities Services, a division of American Express Financial Advisors Inc. American Enterprise Investment Services Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.


                      AMERICAN EXPRESS BANK

    The registrant's wholly-owned subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), seeks to meet the financial service needs of wealthy entrepreneurs and local banks through three core businesses: private banking, correspondent banking and commercial banking. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between U.S. and non-U.S. based activities.

    AEB's private banking business focuses on wealthy entrepreneurs by providing such customers deposit products, investment and fiduciary services, asset management, mutual funds, trust and estate planning and secured loans. Correspondent banking services are offered primarily to medium-sized and small banks and include processing services (such as check clearing, money transfers, collections and remittances), electronic banking and trade finance, in addition to deposit and investment services. Commercial banking is provided to businesses, most of which are owned by wealthy entrepreneurs, and includes trade finance products such as letters of credit, payment guaranties, working capital loans and equipment finance. AEB also provides treasury services to all segments of its customer base. These services primarily include trading foreign exchange, interest rate products and other derivative instruments.

    In certain countries outside the United States and Canada, in some cases by arrangement with TRS, AEB provides travel related services consisting of Card, travel and Travelers Cheque products. In the future, AEB expects to serve a greater role as an international platform to support TRS's business globally.

    AEB has a global network with offices in 37 countries. Its international headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is also headquartered in New York City and has branches in New York City and Miami. Three offices in California were closed in 1994.

    In part because of a structure that lacks scale in many markets, AEB continues to focus on initiatives to reduce and control its expense base worldwide.

    In December 1994, AEB entered into a 10-year contract with Electronic Data Systems Corporation for the outsourcing of AEB's global systems support and development and data processing functions.

    SELECTED FINANCIAL INFORMATION

    AEB's prior years' financial information has been restated to reflect the transfer in 1994 of certain international consumer financial services businesses from TRS.

    AEB provides banking services to the registrant and its subsidiaries. AEB is only one of many international and local banks used by the registrant and its other subsidiaries, which constitute only a few of AEB's many customers.

    AEB's total assets were $13.3 billion at December 31, 1994, compared with $14.1 billion at December 31, 1993. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $5.6 billion at December 31, 1994, compared with $5.9 billion at December 31, 1993.

    The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1994 (dollars in millions):

                                         1994      1993    1992
                                         ----      ----    ----

Net financial revenues                   $652     $677     $657
Noninterest expenses                      525      499      509
Income before cumulative effect of a
  change in accounting principle           80       92       35
Cumulative effect of a change in
  accounting for post-retirement
  benefits other than pensions, net
  of related income taxes                   -        -      (7)
Net income                                 80       92       28
-----------------------------------------------------------------------------
Cash and deposits with banks            2,605    2,668    2,081
Investments                             2,765    2,819    2,782
Loans, net                              4,881    5,488    5,204
Total assets                           13,291   14,137   13,937
----------------------------------------------------------------------------
Customers' deposits and credit
  balances                              9,103   10,178   10,028
Shareholder's equity                      758      755      694
-----------------------------------------------------------------------------
Return on average assets (a)            0.54%    0.65%    0.24%
Return on average common equity (a)    10.78%   13.67%    4.96%
-----------------------------------------------------------------------------
Total loans/deposits and credit
   balances from customers             54.81%   55.16%   53.41%
Average common equity/average
  assets (a)                            4.76%    4.57%    4.11%
Risk-based capital ratios:
  Tier 1                                 7.5%     6.3%     5.7%
  Total                                 14.7%    10.2%     9.1%
Leverage ratio                           4.8%     4.4%     4.3%
-----------------------------------------------------------------------------
Average interest rates earned: (b)
  Loans (c)                             7.58%    7.06%    9.00%
  Investments (d)                       9.54%    9.21%    9.13%
  Deposits with banks                   5.73%    5.67%    6.72%
-----------------------------------------------------------------------------
Total interest-earning assets (d)       7.62%    7.17%    8.29%
-----------------------------------------------------------------------------
Average interest rates paid: (b)
  Deposits and credit balances from
    customers                           5.41%    5.73%    6.62%
  Borrowed funds, including long-term
    debt                                4.99%    4.18%    5.38%
-----------------------------------------------------------------------------
Total interest-bearing liabilities      5.35%    5.46%    6.46%
-----------------------------------------------------------------------------
Net interest income/total average
  interest-earning assets (d)           2.85%    2.92%    2.72%
-----------------------------------------------------------------------------
(a)    Computed before the accounting change.
(b) Based upon average balances and related interest income and expense, including the effect in 1994 of interest rate products where appropriate and transactions with related parties.
(c) Interest rates have been calculated based upon average total loans, including those on nonperforming status.
(d)    On a tax equivalent basis.

The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1994 (millions):


By Geographical Region (a)      1994   1993   1992   1991   1990
--------------------------------------------------------------------------------
Asia/Pacific                  $2,144 $2,186 $1,792 $1,891 $1,683
Europe                           903  1,091  1,177  1,498  1,549
Indian Subcontinent              721    850    908    624    636
Latin America                    589    749    675    546    653
North America                     81    283    382    468    537
Middle East                      345    368    357    365    340
Africa                           207     87     65     61     38
Other                              -      -      -      -      -
--------------------------------------------------------------------------------
Total                         $4,990 $5,614 $5,356 $5,453 $5,436
================================================================================

                            1994
              ----------------------------
                     Due After
                     1 Year
                   Due    Through  Due
By Type            Within   5      After 5
and Maturity       1 Year Years(b) Years(b)    1994   1993   1992   1991   1990
--------------------------------------------------------------------------------
Loans to           $2,066   $232      $30    $2,328 $2,652 $2,628 $2,355 $2,431
 businesses(c)
Real estate
 loans                437    124       31       592    708    665    751    815
Loans to banks and
 other financial
 institutions         853     61        1       915  1,083    666    731    778
Equipment
 financing(d)          28     51        -        79    105    386    501    509
Consumer loans        893      2       46       941    912    850    945    451
Loans to governments
 and official          78      -        3        81     89     96     96    324
 institutions
All other loans        54      -        -        54     65     65     74    128
--------------------------------------------------------------------------------
Total              $4,409   $470     $111    $4,990 $5,614 $5,356 $5,453 $5,436
==============================================================================
(a) Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled
    $119 million, while those at floating (adjustable) interest rates totaled $462 million.
(c) Business loans, which accounted for approximately 47 percent of the portfolio as of December 31, 1994, were distributed over 25 commercial and industrial categories.
(d) The decrease from December 31, 1992 to December 31, 1993 reflects $163 million of equipment finance (aircraft) loans transferred to other performing assets upon foreclosure. The total value of aircraft assets leased to others at December 31, 1994 was approximately $400 million.

    The following tables set forth AEB's nonperforming loans at year end for each of the five years in the period ended December 31, 1994 (millions):


                               1994   1993   1992  1991   1990
    -------------------------------------------------------------------------
    Credit                     $ 20   $ 43   $102  $ 38   $189
    Lesser Developed Countries    -      -      -     -    238
    -------------------------------------------------------------------------
    Total (a)                  $ 20   $ 43   $102  $ 38   $427
    =========================================================================



                              1994   1993    1992  1991   1990
     ------------------------------------------------------------------------
     Loans to businesses      $ 12   $ 24    $ 22  $ 21   $174
     Real estate loans           4     19      69     5     15
     Equipment financing         3      -       6     5      -
     Loans to banks and other
       financial institutions    -      -       4     4      -
     Loans to governments
       and official institutions 1      -       1     3    238
     ------------------------------------------------------------------------
     Total (a) (b)             $20   $ 43    $102  $ 38   $427
     ========================================================================

     (a) AEB's other nonperforming assets totaled $56 million at December 31, 1994, $89 million at December 31, 1993 and $83 million at December 31, 1992, and represent balances transferred from nonperforming loans as a result of foreclosures and in-substance foreclosures. The 1994 decrease primarily reflected the sale of foreclosed properties. The increase in 1993 from 1992 was primarily related to real estate exposures.
     (b)   Reduced rate loans were immaterial in amount.

     The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1994 (dollars in millions):

                             1994    1993   1992   1991   1990
                             ----    ----   ----   ----   ----
Total loans at year end    $4,990  $5,614 $5,356 $5,453 $5,436
                           ======  ====== ====== ====== ======
Reserve for credit losses-
  January 1,               $  126  $  153 $  116 $  326 $  452
Provision for credit losses     8      44    121     44     58
Translation and other (a)       -     (21)   (1)      3     (3)
                           ------- ---------------------------
  Subtotal                    134     176    236    373    507
                           ------- ---------------------------

Write-offs:
  Real estate loans             1      16     30      7     -
  Loans to businesses          21      19     21     88     24
  Loans to banks and other
     financial institutions     3       -      4     18      3
  Loans to governments and
    official institutions       -       -      2    149    163
  Consumer loans               19      20     40      4      3
  All other loans               -       6      1      -      1
Recoveries:
  Loans to businesses          (4)     (4)    (8)    (6)    (9)
  Loans to banks and other
    financial institutions     (3)     (1)    (1)    (1)    (1)
  Real estate loans             -       -      -     (1)     -
  Equipment financing          (2)      -      -      -      -
  Loans to governments and
    official institutions       -       -      -      -     (2)
  Consumer loans              (10)     (6)    (5)    (1)     -
  All other loans               -       -     (1)     -     (1)
                           ------  ------ ------  ----- ------
    Net write-offs             25      50     83    257    181
                           ------  ------  -----  ----- ------
Reserve for credit losses-
  December 31,             $  109  $  126  $ 153  $ 116 $  326
                           ====== =======  =====  ===== ======
Reserve for credit losses/
   total loans               2.19%   2.24%  2.85%  2.13%  6.00%
                           ======  ======  =====  =====  =====



(a) The decline in 1993 was primarily due to the transfer of reserves relating to loans reclassified to other performing assets upon foreclosure.
--------------------------

    Interest income is recognized on the accrual basis. Loans, other than consumer loans, are placed on nonperforming status when payments of principal or interest are 90 days past due, or if in the opinion of management the borrower is unlikely to meet its contractual commitments. When loans are placed on nonperforming status, all previously accrued interest not yet received is reversed against current interest income. Cash receipts of interest on nonperforming loans are recognized either as income or as a reduction of principal, based upon management's judgment as to the collectibility of principal. Consumer loans principally consist of lines of credit. These loans are written-off against the reserve for credit losses generally on a formula basis upon reaching specified contractual delinquency stages or earlier if the loan is otherwise deemed uncollectible. Interest income assessed on customers generally accrues until such time a loan is written-off.

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

    RISKS

    The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1994, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, investments, loans, commitments to purchase and sell foreign currencies and U.S. dollars, interest rate swaps and certain other derivative instruments. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, the Indian Subcontinent, Europe and North America. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk. AEB does not anticipate any material losses as a result of these concentrations.

    In 1991, AEB completed the liquidation of its long-term lesser developed country ("LDC") cross border loan portfolio. At December 30, 1994, AEB had $64 million of equity investments in LDC-based enterprises (net of reserves) resulting from certain debt for equity conversions. These remaining conversions included 7 equity investments, the value of which were primarily represented by a minority interest in a Brazilian petrochemical holding company and two Mexican hotel projects. On December 30, 1994, these investments were sold to the registrant.

    AEB's earnings are sensitive to fluctuations in interest rates, as it is not always possible to match precisely the maturities of interest-related assets and liabilities. However, strict limits have been established for both country and total bank mismatching. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with these guidelines. Term loans extended by AEB include both floating interest rate and fixed interest rate loans.

    For a discussion relating to AEB's use of derivative financial instruments, see pages 28 and 29 under the caption "Risk Management," and Note 11 on pages 44 through 47, of the registrant's 1994 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

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

    In addition, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI. AEBI is subject to a September 1993 agreement with the Federal Reserve Board pursuant to which AEBI agreed to correct two alleged violations of regulations of the Federal Reserve Board and amend certain internal policies and procedures.

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

    As a matter of policy, AEB actively monitors compliance with regulatory capital requirements. These requirements are essentially represented by the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the relevant provisions of which became effective for year-end 1992, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized and adequately capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent and 4.0 percent, respectively, a total risk-based capital ratio of at least 10.0 percent and 8.0 percent, respectively, and a leverage ratio of at least 5.0 percent and 4.0 percent, respectively. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 14, AEB is considered to be adequately capitalized at December 31, 1994.


                     DISCONTINUED OPERATIONS

    Lehman, through its subsidiaries, is a global investment bank serving institutional, corporate, government and high net-worth individual clients in major financial centers worldwide. Lehman's businesses include capital raising for clients through securities underwriting and direct placements; corporate finance and strategic advisory services; merchant banking; securities sales and trading; institutional asset management; research; and the trading of foreign exchange, derivative products and certain commodities. Lehman acts as a market maker in all major fixed income and equity products in both the domestic and international markets.

    On May 31, 1994, the registrant completed a tax-free spin-off of the common stock of Lehman through a special dividend to the registrant's common shareholders. Lehman's results are reported as a discontinued operation in the registrant's Consolidated Financial Statements. This transaction is described in more detail on pages 35 and 36 of the registrant's 1994 Annual Report to Shareholders, which description is incorporated herein by reference.


                            CORPORATE


    The Balcor Company Holdings, Inc. and its subsidiaries (collectively, "Balcor"), formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation is expected to be substantially completed in 1996. In 1994, Balcor sold its property management business. At December 31, 1994, Balcor's assets, excluding cash and cash equivalents, totaled $843 million with related reserves of $263 million. Balcor's assets at December 31, 1994 included investments in real estate, interests in partnerships, real estate loans and advances to limited partnerships originated by Balcor.


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

    American Express Financial Corporation does not have substantial business outside the United States.

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


  INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

    Information with respect to the registrant's industry segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the registrant, which appears on pages 51 through 53 of the registrant's 1994 Annual Report to Shareholders, which note is incorporated herein by reference.


              EXECUTIVE OFFICERS OF THE REGISTRANT

    All of the executive officers of the registrant as of March 30, 1995, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -          Chairman and Chief Executive Officer; Chairman and
                        Chief Executive Officer, TRS

    Mr. Golub (56) has been Chief Executive Officer of the registrant since February 1993, Chairman of the registrant since August 1993 and Chairman and Chief Executive Officer of TRS since November 1991. Prior to August 1993, he had been President of the registrant since July 1991. Prior to January 1992, he was also Chairman of American Express Financial Corporation. Prior to July 1991, he had been Vice Chairman of the registrant and Chairman and Chief Executive Officer of American Express Financial Corporation since September 1990. Prior thereto, he had been President and Chief Executive Officer of American Express Financial Corporation.

JEFFREY E. STIEFLER -   President

    Mr. Stiefler (48) has been President of the registrant since August 1993. Prior thereto, he had been President and Chief Executive Officer of American Express Financial Corporation since July 1991, and President of American Express Financial Corporation since September 1990. Prior thereto, he had been Executive Vice President for Sales and Marketing of American Express Financial Corporation.

KENNETH I. CHENAULT -   Vice Chairman; President, U.S.A, TRS

    Mr. Chenault (43) has been Vice Chairman of the registrant since January 1995 and President, U.S.A. of TRS since August 1993. Prior thereto, he had been President, Consumer Card Group, TRS.

JONATHAN S. LINEN -     Vice Chairman

    Mr. Linen (51) has been Vice Chairman of the registrant since August 1993. Prior thereto, he had been President and Chief Operating Officer of TRS since March 1992. Prior thereto, he had been President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson Lehman Brothers Inc. since June 1990. Before June 1990, he had been President and Chief Executive Officer of TRS's Direct Marketing and Travelers Cheque Group.

ROGER H. BALLOU -       President, Travel Services Group, TRS

    Mr. Ballou (43) has been President of TRS's Travel Services Group since May 1989.

STEVEN D. GOLDSTEIN -   Chairman and Chief Executive Officer, American
                        Express Bank Ltd.

    Mr. Goldstein (43) has been Chief Executive Officer of AEB since March 1991, and Chairman since March 1994. Prior thereto, he had been President of Consumer Financial Services, American Express International.

R. CRAIG HOENSHELL -    President, International, TRS

    Mr. Hoenshell (50) has been President, International of TRS since August 1993. Prior thereto, he had been President of TRS's Travelers Cheque Group since 1990. Prior thereto, he was President of American Express Centurion Bank.

DAVID R. HUBERS -       President and Chief Executive Officer, American
                        Express Financial Corporation

    Mr. Hubers (52) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993. Prior thereto, he had been a Senior Vice President of American Express Financial Corporation.

JOSEPH W. KEILTY -      Executive Vice President

    Mr. Keilty (57) has been Executive Vice President since November 1991. Prior thereto, he had been Managing Director of Keilty, Goldsmith & Company, a consulting company.

ALLAN Z. LOREN -        Executive Vice President and Chief Information
                        Officer

    Mr. Loren (56) has been Executive Vice President and Chief Information Officer since May 1994. Prior thereto, he had been President and Chief Executive Officer of Galileo International since January 1991. Prior thereto, he had been President of Apple U.S.A., a division of Apple Computer Corp.

MICHAEL P. MONACO -     Executive Vice President, Chief Financial Officer
                        and Treasurer

    Mr. Monaco (47) has been Executive Vice President and Chief Financial Officer since September 1990 and Treasurer since April 1992. Prior thereto, he had been Senior Vice President.

LOUISE M. PARENT -      Executive Vice President and General Counsel

    Ms. Parent (44) has been Executive Vice President and General Counsel of the registrant since May 1993. Prior thereto, she had been Deputy General Counsel of the registrant since January 1992. Prior thereto, she had been General Counsel of First Data Corporation.

PHILLIP J. RIESE -      President, Cardmember Financial Services Group,
                        TRS; Chairman of the Board of American Express
                        Centurion Bank

    Mr. Riese (45) has been President, Cardmember Financial Services Group, TRS since September 1993. He has been Chairman of the Board of American Express Centurion Bank since August 1993. Prior to September 1993, he had been Executive Vice President and General Manager of the Charge Card Group since June 1990. Prior thereto, he had been Executive Vice President, General Manager of the Establishment Services Division.

THOMAS O. RYDER -       President, Establishment Services Worldwide, TRS

    Mr. Ryder (50) has been President, Establishment Services Worldwide, TRS since 1993. Prior thereto, he had been President and General Manager of the Establishment Services Division, TRS since 1990. Prior thereto, he had been President and Worldwide Executive Publisher, American Express Publishing Corporation.

THOMAS SCHICK -         Executive Vice President

    Mr. Schick (48) has been Executive Vice President since March 1993. Prior thereto, he had been Executive Vice President of TRS since October 1992 and Senior Executive Vice President of Shearson Lehman Brothers Inc.

FRANK SKILLERN -        President, Consumer Card Group, U.S., TRS

    Mr. Skillern (58) has been President, Consumer Card Group, U.S. since August 1993. Prior thereto he had been Executive Vice President, TRS Consumer Lending and Chairman and President of American Express Centurion Bank since November 1991. Prior thereto he had been Senior Vice President, American Express Financial Advisors, Inc.


                            EMPLOYEES

    The registrant had 72,412 employees on December 31, 1994.


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

    Other principal locations of TRS include: the Southern Regional Operations Center, Fort Lauderdale, Florida; the Western Regional Operations Center and the Travel Group Service Center, Phoenix, Arizona; the Northern Regional Operations Center, Greensboro, North Carolina; the Optima Regional Operations Center, Jacksonville, Florida; the Travelers Cheque Group Operating Center, Salt Lake City, Utah; and American Express Canada, Inc. headquarters, Markham, Ontario, Canada, all of which are owned by the registrant or its subsidiaries. In 1994, the registrant announced plans to close the Western Regional Operations Center and the Optima Regional Operations Center and to consolidate the work performed there into other operations centers.

    American Express Financial Corporation's principal locations are its headquarters, the IDS Tower, a portion of which the company leases until 2002, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. American Express Financial Corporation also owns Oak Ridge Conference Center, its principal training facility, in Chaska, Minnesota.

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

    SAFRA-RELATED ACTIONS

    Two purported shareholder derivative actions, now consolidated, were brought in October 1990 in New York State Supreme Court and three purported derivative actions, also consolidated, were brought in early 1991 in the United States District Court for the Southern District of New York against all of the then current directors, certain former directors and certain former officers and employees of the registrant. The consolidated state court complaint alleges that defendants breached their duty of care in managing the registrant, purportedly resulting in losses and in the registrant's payment of $8 million in July 1989 to certain charities agreed to by the registrant and Edmond J. Safra. The federal complaints also alleged breach of duty in connection with a severance arrangement of a former executive officer of the registrant and that certain proxy statements of the registrant were misleading in failing to disclose such alleged breaches. Plaintiffs in the state court action seek a declaratory judgment, unspecified money damages and an accounting. The federal actions were dismissed in December 1993, and the dismissal was upheld by the Second Circuit Court of Appeals in November 1994. One of the plaintiffs in the federal action subsequently commenced another state court action raising the same allegations as the consolidated state court complaint.

    FCH-RELATED ACTION

    A purported shareholder derivative action was brought in June 1991 in the United States District Court for the Eastern District of New York against the then current directors of the registrant. In January 1992, this action was transferred to the United State District Court for the Central District of California for coordinated or consolidated proceedings with all other federal actions related to First Capital Holdings Corp. ("FCH"). The complaint alleges that the Board of Directors should have required Lehman to divest its investment in FCH and to write down its investment sooner. In addition, the complaint alleges that the failure to act constituted a waste of corporate assets and caused damage to the registrant's reputation. The complaint seeks a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to the registrant and remit their compensation for the periods in which the duties were breached, attorneys' fees and costs and other relief. Lehman has agreed to indemnify the registrant for any losses incurred in connection with this and other actions that arose related to FCH.

    AEBI SETTLEMENT

    On June 2, 1994, two former employees of American Express Bank
International ("AEBI"), a wholly-owned subsidiary of American Express Bank Ltd., were convicted in a federal district court in Texas of money laundering, bank fraud and misapplication of funds in connection with the account of a Mexican client. AEBI was not a party in this case. However, the United States Attorney's Office and a federal grand jury in the Southern District of Texas continued the investigation. On November 21, 1994, AEBI reached an agreement with the Justice Department to settle claims arising out of the case.

    The settlement included the payment by AEBI of $7 million to settle a civil action against AEBI and $7 million to settle forfeiture claims, both of which related to activities of the former employees. AEBI and its affiliates will also spend at least $3 million through the end of 1995 to continue to enhance compliance programs. In addition, the terms of the settlement call for AEBI to withdraw its claims to a $30 million client account that served as collateral for $19 million in AEBI loans to the client. Under the settlement, AEBI did not admit to any wrongdoing and the U.S. government released AEBI from any liability arising out of this matter.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1994.


                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for the registrant's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Zurich, Geneva, Basle, Dusseldorf, Frankfurt, Paris, Amsterdam, Tokyo and Brussels Stock Exchanges. The registrant had 60,520 common shareholders of record at December 31, 1994. For price and dividend information with respect to such Common Shares, see Note 18 to the Consolidated Financial Statements on page 55 of the registrant's 1994 Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 57 of the registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth under the heading "Financial Review" appearing on pages 22 through 29 of the registrant's 1994 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 30 through 56 of the registrant's 1994 Annual Report to Shareholders are incorporated herein by reference.

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

    The registrant filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 10, 1995 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 3 and 4 under the heading "The Shares Voting," pages 4 through 7 under the headings "Security Ownership of Directors and Executive Officers," and "Security Ownership of Named Executives," pages 10 through 12 under the heading "Directors' Fees and Other Compensation," pages 12, beginning at "Election of Directors" through 32, ending at "Selection of Auditors" (excluding the portions under the headings, "Board Compensation Committee Report on Executive Compensation" appearing on pages 15 through 20 and "Performance Graph" appearing on page 26), and page 38 under the heading "Certain Filings." In addition, the registrant has provided, under the caption "Executive Officers of the Registrant" at pages 20 through 23 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

                             PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

      (a)   1.  Financial Statements:

                See Index to Financial Statements on page F-1 hereof.

            2.  Financial Statement Schedules:

                See Index to Financial Statements on page F-1 hereof.

            3.  Exhibits:

                See Exhibit Index on pages E-1 through E-5 hereof.

      (b)   Reports on Form 8-K:

            1. Form 8-K, dated October 5, 1994, Item 5, reporting a continuation of the registrant's reengineering program.

            2. Form 8-K, dated October 24, 1994, Item 5, reporting earnings for the quarter ended September 30, 1994.

            3. Form 8-K, dated November 21, 1994, Item 5, reporting a settlement with the Justice Department arising from the conviction of two former employees of AEBI.

            4. Form 8-K, dated January 23, 1995, Item 5, reporting earnings for the quarter and year ended December 31, 1994.
                                      -27-

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN EXPRESS COMPANY


March 27, 1995                        By  /s/ Michael P. Monaco
                                         Michael P. Monaco
                                         Executive Vice President,
                                         Chief Financial Officer
                                         and Treasurer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Harvey Golub                   By /s/ Richard M. Furlaud
   Harvey Golub                          Richard M. Furlaud
   Chairman, Chief Executive             Director
   Officer and Director


By /s/ Jeffrey E. Stiefler            By /s/ Beverly Sills Greenough
   Jeffrey E. Stiefler                  Beverly Sills Greenough
   President and Director               Director


By /s/ Michael P. Monaco              By /s/ F. Ross Johnson
   Michael P. Monaco                     F. Ross Johnson
   Executive Vice President,             Director
   Chief Financial Officer
   and Treasurer


By /s/ Daniel T. Henry                By/s/ Vernon E. Jordan Jr.
   Daniel T. Henry                       Vernon E. Jordan Jr.
   Senior Vice President                 Director
   and Comptroller


By /s/ Anne L. Armstrong              By /s/ Henry A. Kissinger
   Anne L. Armstrong                     Henry A. Kissinger
   Director                              Director


By /s/ Edwin L. Artzt                 By
   Edwin L. Artzt                        Drew Lewis
   Director                              Director


By /s/ William G. Bowen               By/s/ Aldo Papone
   William G. Bowen                      Aldo Papone
   Director                              Director


By /s/ David M. Culver                By
   David M. Culver                      Roger S. Penske
   Director                             Director


By /s/ Charles W. Duncan Jr.          By /s/ Frank P. Popoff
   Charles W. Duncan Jr.                 Frank P. Popoff
   Director                              Director

March 27, 1995

                         AMERICAN EXPRESS COMPANY

                       INDEX TO FINANCIAL STATEMENTS
                 COVERED BY REPORT OF INDEPENDENT AUDITORS

                               (Item 14(a))
                                                                  Annual
                                                                 Report to
                                                                Shareholders
                                                   Form 10-K      (Page)
                                                   ---------    ------------
American Express Company and Subsidiaries:
 Data incorporated by reference from attached
    1994 Annual Report to Shareholders:
      Report of independent auditors ..........                     56
    Consolidated statement of income for the
      three years ended December 31, 1994 .....                     30
    Consolidated balance sheet at December 31,
      1994 and 1993 ...........................                     31
    Consolidated statement of cash flows for
      the three years ended December 31, 1994 .                     32
    Consolidated statement of shareholders' equity
      for the three years ended December 31, 1994                   33
    Notes to consolidated financial statements                     34-55
 Consent of independent auditors ..............        F-2
Schedules:
    I-- Condensed financial information of             F-3-6
        registrant
   II-- Valuation and qualifying accounts for the
        three years ended December 31, 1994            F-7

All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report for the year ended December 31, 1994, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1994 Annual Report is not to be deemed filed as part of this report.

                                            EXHIBIT 23




                 CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 2, 1995 (hereinafter referred to as our Report), included in the 1994 Annual Report to Shareholders of American Express Company.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No.
33-17133, No. 33-28721, No. 33-32876, No. 33-33552, No. 33-36422,
No. 33-38777, No. 33-43671, No. 33-48629, No. 33-62124, No. 33-
65008 and No. 33-53801; Form S-3 No. 2-89469, No. 33-06038, No.
33-07435, No. 33-17706, No. 33-43268, No. 33-66654 and No. 33-
50997) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1994.


                         ERNST & YOUNG


                         /s/ Ernst & Young LLP
                         New York, New York
                         March 30, 1995

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENT OF INCOME (A)

                             (Parent Company Only)
                                   (millions)


                                                          Years Ended
                                                          December 31,
                                                  ------------------------
                                                  1994      1993      1992
                                                  ----      ----      ----
Revenues                                         $ 187     $ 123    $  146
                                                  ----      ----      ----
Expenses:
  Interest                                         216       181       174
  Human resources                                   84        82        84
  Other (B)                                        164      (659)     (592)
                                                  ----      ----      ----
     Total                                         464      (396)     (334)
                                                  ----      ----      ----
Pretax (loss) income from continuing operations
  before accounting changes                       (277)      519       480
Income tax provision (benefit)                    (110)      271       237
                                                  ----      ----      ----
Net (loss) income before equity in net income
  of subsidiaries and affiliates                  (167)      248       243
Equity in net income of subsidiaries (C)
  and affiliates                                 1,547     1,357       228
                                                 -----     -----     -----
Income from continuing operations
  before accounting changes                      1,380     1,605       471

Equity in income (loss) of discontinued
  operations                                        33      (127)     (149)

Cumulative effect of changes in accounting
  principles, net of income taxes                    -         -       139
                                                  -----     -----    -----
Net income                                       $1,413    $1,478   $  461
                                                  =====     =====    =====

(A) Prior year amounts have been restated to reflect Lehman Brothers as a discontinued operation.

(B) Includes pretax gains on the sale of First Data Corporation of $779 ($433 million after-tax) million and $706 ($425 million after-tax) million in 1993 and 1992, respectively.

(C) Equity in net income of subsidiaries for 1992 includes a $106 million charge related to the adoption of SFAS 106.

See Notes to Condensed Financial Information of Registrant

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

            SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            CONDENSED BALANCE SHEET

                             (Parent Company Only)

                        (millions, except share amounts)

                                     ASSETS
                                                              December 31,
                                                             --------------
                                                             1994      1993
                                                             ----      ----
Cash and cash equivalents                                 $    164  $     8
Investment securities                                          246    1,304
Securities purchased under agreement to resell                   -      746
Equity in net assets of subsidiaries and affiliates
  - continuing operations                                    7,415    6,875
Investment in discontinued operations                            -    1,540
Accounts receivable and accrued interest, less reserves         13       14
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1994, $64; 1993, $65                91       95
Due from subsidiaries (net)                                  1,863    1,363
Other assets                                                   630      804
                                                            ------   ------
    Total assets                                          $ 10,422  $12,749
                                                            ======   ======

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                    $  1,116  $   762
Long-term debt                                               2,773    3,153
Short-term debt                                                100      100
                                                            ------   ------
    Total liabilities                                        3,989    4,015

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value, authorized
    20,000,000 shares
    Convertible Exchangeable Preferred shares, issued and
    outstanding 4,000,000 shares in 1994 and 1993, stated
    at liquidation value                                       200      200
    $216.75 CAP Preferred Shares, issued and
    outstanding 122,448.98 shares in 1993,
    stated at par value (liquidation value of $300)              -        1
  Common shares, $.60 par value, authorized
    1,200,000,000 shares; issued and outstanding
    495,865,678 shares in 1994 and 489,827,852 shares
    in 1993                                                    298      294
  Capital surplus                                            3,754    3,784
  Net unrealized securities (losses) gains                    (389)       7
  Foreign currency translation adjustment                      (77)     (73)
  Deferred compensation                                       (103)    (128)
  Retained earnings                                          2,750    4,649
                                                            ------   ------
    Total shareholders' equity                               6,433    8,734
                                                            ------   ------
  Total liabilities and shareholders' equity              $ 10,422  $12,749
                                                            ======   ======

See Notes to Condensed Financial Information of Registrant

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                             STATEMENT OF CASH FLOWS

                              (Parent Company Only)
                                   (millions)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1994      1993      1992
                                                  ----      ----      ----
Cash flows from operating activities:
Net income                                      $1,413    $1,478    $  461

Adjustments to reconcile net income to cash
 provided by operating activities:
 Equity in net income of subsidiaries
  and affiliates                                (1,547)   (1,357)     (228)
 Equity in (income) loss of discontinued
  operations                                       (33)      127       149
 Dividends received from subsidiaries
  and affiliates                                   877       868       492
 Gain on sale of First Data Corporation              -      (779)     (706)
 Changes in accounting                               -         -      (139)
 Other (net)                                        25        42       (12)
                                                  ----      ----      ----
Net cash provided by operating activities          735       379        17
                                                  ----      ----      ----

Net cash provided (used) by investing
 activities                                      1,536      (655)      309
                                                 -----      ----      ----
Cash flows from financing activities:
 Issuance of American Express common shares        179       259       159
 Repurchase of American Express common shares     (555)        -         -
 Redemption of American Express Money Market
  Preferred shares                                   -         -      (150)
 Dividends paid                                   (504)     (526)     (518)
 Cash infusion to Lehman Brothers                 (904)        -         -
 Net (decrease) increase in debt                  (331)      524       128
                                                  ----      ----      ----

Net cash provided (used) by financing
 activities                                     (2,115)      257      (381)
                                                 -----      ----      ----

Net increase (decrease) in cash and cash           156       (19)      (55)
equivalents                                       ----      ----      ----

Cash and cash equivalents at beginning
 of year                                             8        27        82
                                                  ----      ----      ----
Cash and cash equivalents at end of year        $  164    $    8    $   27
                                                  ====      ====      ====


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1994, 1993, and 1992 was $169 million, $105 million and $129 million, respectively. Net cash received for income taxes was $185 for 1994; net cash paid for income taxes was $256 and $113 for 1993 and 1992, respectively.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

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

2. Long-term debt consists of (millions):

                                                               December 31,
                                                              -------------
                                                              1994     1993
                                                              ----     ----
Floating Medium-Term Note Due June 28, 1996                    945      945
6 1/4% DECS Due October 15, 1996                               868      868
8 5/8% Notes due July 15, 1994                                   -      300
8 1/2% Notes due August 15, 2001                               298      298
8 3/4% Notes due June 15, 1996                                 200      199
8 5/8% Senior Debentures Due 2022                              198      197
Employee Stock Ownership Plan                                   63       83
9% Convertible Notes due April 1, 1994                           -       58
11.95% Private Placement Notes due 1995                        102      102
WFC Series C 12 1/5% Guaranteed Notes due December 12, 1997     15       19
WFC Series D 11 5/8% Guaranteed Notes due December 12, 2000     22       22
WFC Series Z Zero Coupon Notes due December 12, 2000            33       30
WFC $60 million 8.15% Japanese Yen PPN due July 1996             9        9
WFC $80 million 7.86% Japanese Yen PPN due August 1996          11       11
7 1/2% Debentures due February 27, 1999                          4        7
12 3/4% Industrial Revenue Bonds due October 31, 2001            5        5
                                                             -----    -----
                                                            $2,773   $3,153
                                                             =====    =====

Aggregate annual maturities of long-term debt for the five years ending December 31, 1999 are as follows (millions): 1995, $170; 1996, $2,038;
1997, $6; 1998, $6; 1999, $11.

          AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

              SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    THREE YEARS ENDED DECEMBER 31, 1994
                                (millions)

                           Reserve for credit losses,      Reserve for doubtful
                              loans and discounts          accounts receivable
                           --------------------------  ------------------------
                           1994      1993      1992      1994      1993    1992
                           ----      ----      ----      ----      ----    ----
Balance at beginning
 of period               $  655    $  911    $  847    $  796   $ 1,124   $1,306

Additions:
 Charges to income          362       535     1,044     1,104(a)  1,020(a) 1,143(a)
 Recoveries of amounts
  previously written-off    150        26        14         -         -       -
 Other credits (debits)     (19)      (85)        3         -         -       -

Deductions:

 Charges for which
   reserves were
   provided                (603)     (732)     (997)   (1,093)   (1,348) (1,325)
                           ----      ----      ----     -----     -----   -----
Balance at end of
  period                 $  545    $  655    $  911    $  807   $   796  $1,124
                           ====      ====      ====     =====     =====   =====

(a) Before recoveries on accounts previously written-off, which are credited to income: 1994--$332, 1993--$333, 1992--$243.

                          EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.20 and 10.31 through 10.42 are management contracts or compensatory plans or arrangements.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8, dated October 31, 1991 (File No. 33-43671)).

3.2    Registrant's By-Laws, as amended (incorporated by reference to Exhibit
       3.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994.)

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

10.5*  Description of American Express Pay for Performance Deferral Program.

10.6 American Express Company Supplementary Pension Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.7 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1988).

10.8 Consulting Agreement dated March 3, 1994 between the registrant and Aldo Papone Consulting (incorporated by reference to Exhibit 10.8 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

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

10.19 Written description of certain pension arrangements with Jonathan S. Linen (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1991).

10.20 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.21 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman

       Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.22 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit
       10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.23 Intercompany Agreement, dated May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
       10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.24 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.25 Registration Rights Agreement, dated as of May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.26 Option Agreement, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Brothers Commercial Paper Inc. (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.27 1994 Agreement, dated April 28, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.28 1990 Agreement, dated as of June 12, 1990, by and between American Express Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
       1990).

10.29 Stock Purchase Agreement dated as of September 14, 1992 between Mellon Bank Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit 10.15 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31,
       1992).

10.30 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit

       10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.31 Consulting Agreement dated February 25, 1991 between Shearson Lehman Brothers Inc. and Kissinger Associates, Inc., as amended (incorporated by reference to Exhibit 10.27 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

10.32  American Express Company 1993 Directors' Stock Option Plan
       (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

10.33 Agreement dated July 15, 1993 between the registrant and Richard M. Furlaud (incorporated by reference to Exhibit 10.33 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1993).

10.34 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1994).

10.35 Amendment of American Express Senior Executive Severance Plan. (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.36 Amendment of American Express Company Executives' Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.37 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.38 Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.39 Amendment of American Express Supplementary Pension Plan (incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.40 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.41* IDS Supplemental Retirement Plan.

10.42* IDS Current Service Deferred Compensation Plan.

10.43* Agreement dated February 27, 1995 between the registrant and Berkshire
       Hathaway Inc.

11*    Computation of Earnings Per Share.

12.1*  Computation in Support of Ratio of Earnings to Fixed Charges.

12.2* Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

13* Portions of the registrant's 1994 Annual Report to Shareholders that are incorporated herein by reference.

21*    Subsidiaries of the registrant.

23*    Consent of Ernst & Young LLP (contained on page F-2 hereof).

27*    Financial Data Schedule
                                      E-5