Form 10-Q/A
period 1994-09-30
AMERICAN EXPRESS CO
filed 1995-05-08
CIK 4962

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q/A

                               Amendment No. 1

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

     This amendment is being filed to amend Exhibit 27 to reflect a multiplier of 1,000,000.







                                     SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                               AMERICAN EXPRESS COMPANY
                                                    (Registrant)






        Date: May 8, 1995                By  /s/ Stephen P. Norman
                                               --------------------------
                                               Stephen P. Norman
                                               Secretary








                                EXHIBIT INDEX

Exhibit No.
- -----------

   27                Financial Data Schedule, as amended.