Form 10-K/A
period 1994-12-31
AMERICAN EXPRESS CO
filed 1995-05-08
CIK 4962

=============================================================================
               SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   ---------------------------
                           FORM 10-K/A

                         Amendment No. 1
                   ---------------------------
      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1994

                               OR

    / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
   For the transition period from              to
                                  -----------     ---------
                   Commission File No. 1-7657

                    AMERICAN EXPRESS COMPANY
     (Exact name of registrant as specified in its charter)

                    New York                     13-4922250
           (State or other jurisdiction       (I.R.S. employer
       of incorporation or organization)     identification no.)

           American Express Tower
           World Financial Center
             New York, New York                     10285
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K / /.
Common shares of the registrant outstanding at March 6, 1995 were 497,048,645. The aggregate market value, as of March 6, 1995, of such common shares held by non-affiliates of the registrant was approximately $16.5 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

               DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV:  Portions of Registrant's 1994 Annual Report to
Shareholders.
Part III:  Portions of Registrant's Proxy Statement dated March 10, 1995.
============================================================================

    This amendment is being filed to amend Exhibit 27 to reflect a multiplier of 1,000,000.








                            SIGNATURE



    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          AMERICAN EXPRESS COMPANY




May 8, 1995                             By  /s/ Stephen P. Norman
                                            Stephen P. Norman
                                            Secretary









                             EXHIBIT INDEX

Exhibit No.
- -----------

   27                 Financial Data Schedule, as amended.