Form 10-Q
period 1995-03-31
AMERICAN EXPRESS CO
filed 1995-05-15
CIK 4962

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q


[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1995

                                     or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from _______________ to ___________________


                        Commission file number 1-7657


                          AMERICAN EXPRESS COMPANY
                          ------------------------
           (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
- ---------------------------------          --------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


American Express Tower, World Financial Center, New York, NY 10285
- -------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ----------------------
                                 None
- -------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No
                                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                         Outstanding at April 30, 1995
- ----------------------------------------    ------------------------------
Common Shares (par value $.60 per share)        495,902,617 shares

                              AMERICAN EXPRESS COMPANY

                                      FORM 10-Q

                                        INDEX


       Part I.    Financial Information:

                  Consolidated Statement of Income--Three               1
                  months ended March 31, 1995 and 1994

                  Consolidated Balance Sheet--March 31, 1995            2
                  and December 31, 1994

                  Consolidated Statement of Cash Flows--Three           3
                  months ended March 31, 1995 and 1994

                  Notes to Consolidated Financial Statements            4

                  Management's Discussion and Analysis of            5-12
                  Financial Condition and Results of Operations

                  Review Report of Independent Auditors                13

       Part II.   Other Information                                 14-15

                         PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENT OF INCOME
                      (millions, except per share amounts)
                                  (Unaudited)



                                               Three Months Ended
                                                     March 31,
                                               ------------------
                                                1995         1994
Revenues:                                      ------       ------
 Interest and dividends, net                  $ 1,099     $  1,014
 Discount revenue                               1,018          906
 Net card fees                                    436          431
 Travel commissions and fees                      295          183
 Management and distribution fees                 206          205
 Other commissions and fees                       314          268
 Life insurance premiums                          207          184
 Other                                            196          179
                                               ------       ------
   Total                                        3,771        3,370
                                               ------       ------
Expenses:
 Human resources                                  984          882
 Provisions for losses and benefits:
   Annuities and investment certificates          332          286
   Credit, banking and other                      284          271
   Life insurance                                 196          180
 Interest                                         303          233
 Marketing and promotion                          234          234
 Occupancy and equipment                          268          243
 Professional services                            174          138
 Communications                                    99           89
 Other                                            399          374
                                               ------       ------
   Total                                        3,273        2,930
                                               ------       ------

Pretax income from continuing operations          498          440
Income tax provision                              145          123
                                               ------       ------
Income from continuing operations                 353          317
Discontinued operations, net of
 income taxes                                       -           36
                                               ------       ------
Net income                                    $   353     $    353
                                               ======       ======
Income per common share
 from continuing operations                   $  0.70     $   0.62

Income per common share
 from discontinued operations                       -         0.07
                                               ------       ------

Net income per common share                   $  0.70     $   0.69
                                               ======       ======
Weighted average number of common
 shares outstanding (000's)                    502,588     506,729
                                               =======     =======
Cash dividends declared per
 common share                                 $  0.225    $  0.225
                                               =======     =======

                See notes to Consolidated Financial Statements.

                             AMERICAN EXPRESS COMPANY

                            CONSOLIDATED BALANCE SHEET
                                    (millions)
                                   (Unaudited)

                                                      March 31,    December 31,
Assets                                                  1995          1994
- ------                                                --------     -----------
Cash and cash equivalents                            $   4,340     $   3,433
Accounts receivable and accrued interest, less
  reserves: 1995, $766; 1994, $807                      16,182        17,147
Investments                                             41,204        40,108
Loans and discounts, less reserves:
  1995, $530; 1994, $545                                15,002        14,722
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1995, $1,643;
  1994, $1,563                                           1,842         1,840
Assets held in segregated asset accounts                11,821        10,881
Deferred acquisition costs                               2,334         2,280
Other assets                                             7,012         6,595
                                                        ------        ------
  Total assets                                       $  99,737     $  97,006
                                                        ======        ======

Liabilities and Shareholders' Equity
- ------------------------------------
Customers' deposits and credit balances              $   9,946     $  10,013
Travelers Cheques outstanding                            5,841         5,271
Accounts payable                                         4,407         4,228
Insurance and annuity reserves:
  Fixed annuities                                       20,634        20,163
  Life and disability policies                           4,805         4,686
Investment certificate reserves                          3,048         2,866
Short-term debt                                         14,623        14,810
Long-term debt                                           6,985         7,162
Liabilities related to segregated asset accounts        11,821        10,881
Other liabilities                                       10,644        10,493
                                                        ------        ------
  Total liabilities                                     92,754        90,573

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4,000,000 shares,
       stated at liquidation value                         200           200
  Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   495,733,251 shares in 1995 and 495,865,678
   shares in 1994                                          297           298
  Capital surplus                                        3,845         3,754
  Net unrealized securities losses                         (88)         (389)
  Foreign currency translation adjustment                  (84)          (77)
  Deferred compensation                                    (88)         (103)
  Retained earnings                                      2,901         2,750
                                                        ------        ------
   Total shareholders' equity                            6,983         6,433
                                                        ------        ------
  Total liabilities and shareholders' equity         $  99,737     $  97,006
                                                        ======        ======

                  See notes to Consolidated Financial Statements.

                             AMERICAN EXPRESS COMPANY

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (millions)
                                   (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                            ------------------
                                                               1995      1994
                                                               ----      ----
Cash Flows from Operating Activities
Income from continuing operations                             $ 353     $ 317
Adjustments to reconcile income from continuing operations
  to net cash provided (used) by operating activities:
  Provisions for losses and benefits                            455       424
  Depreciation, amortization, deferred taxes and other           61        73
  Changes in operating assets and liabilities, net of
      effects of acquisitions/dispositions:
      Accounts receivable and accrued interest                   72      (110)
      Other assets                                             (370)      807
      Accounts payable and other liabilities                   (158)      414
Increase in Travelers Cheques outstanding                       570       187
Increase in insurance reserves                                  126       102
Net cash flows used by operating activities of
  discontinued operations                                         -     (3,656)
                                                             ------     ------
Net cash provided (used) by operating activities              1,109     (1,442)
                                                             ------     ------
Cash Flows from Investing Activities
Sale of investments                                             769     1,714
Maturity and redemption of investments                        4,980     2,182
Purchase of investments                                      (6,308)   (4,139)
Net increase in Cardmember receivables                          746       744
Proceeds from repayment of loans                              5,621     5,434
Issuance of loans                                            (5,813)   (5,152)
Purchase of land, buildings and equipment                       (75)      (68)
Sale of land, buildings and equipment                             9         3
Net cash flows used by investing activities of
  discontinued operations                                         -       (36)
                                                             ------     ------
Net cash (used) provided by investing activities                (71)      682
                                                             ------     ------
Cash Flows from Financing Activities
Net decrease in customers' deposits and credit balances        (272)      (43)
Sale of annuities and investment certificates                 1,784     1,140
Redemption of annuities and investment certificates          (1,107)   (1,154)
Net (decrease) increase in debt with maturities
  of 3 months or less                                        (2,531)    2,912
Issuance of debt                                             10,777     2,029
Principal payments on debt                                   (8,683)   (4,167)
Issuance of American Express common shares                       91        63
Repurchase of American Express common shares                   (114)        -
Dividends paid                                                 (115)     (134)
Net cash flows provided by financing activities of
  discontinued operations                                         -     3,737
                                                             ------    ------
Net cash (used) provided by financing activities               (170)    4,383
Net change in cash and cash equivalents of
  discontinued operations                                         -        45
Effect of exchange rate changes on cash                          39       (58)
                                                             ------    ------
Net increase in cash and cash equivalents                       907     3,520

Cash and cash equivalents at beginning of period              3,433     3,312
                                                             ------    ------
Cash and cash equivalents at end of period                  $ 4,340   $ 6,832
                                                             ======    ======


                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

1. The consolidated financial statements should be read in conjunction with the financial statements presented in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1994. Certain prior year's amounts have been reclassified to conform to the current year's presentation. Significant accounting policies disclosed therein have not changed.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1995 and December 31, 1994, the consolidated results of its operations for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $275 million and $206 million of interest expense for the three months ended March 31, 1995 and March 31, 1994, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

3. On May 31, 1994, the Company completed the spin-off of Lehman Brothers Holdings Inc. (Lehman Brothers) through a dividend to its common shareholders of all of the Lehman Brothers common stock held by American Express on that date. As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Statement of Income through May 31, 1994. Cash dividends declared for 1994 have been adjusted to reflect the Lehman Brothers' spin-off.

4. The following is a summary of investments:

                                              March 31,      December 31,
       (In millions)                            1995             1994
                                              --------       -----------
       Held to Maturity, at amortized cost
          (fair value: 1995, $21,678; 1994,
          $21,387)                              $21,686         $21,909
       Available for Sale, at fair value
          (cost: 1995, $16,747; 1994,
          $15,912)                               16,608          15,293
       Trading                                      149             225
       Investment mortgage loans                  2,761           2,681
                                                -------         -------
                                                $41,204         $40,108
                                                =======         =======


5. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, ``Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS No. 118, Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.'' The adoption of the new rules did not have a material impact on the Company's results of operations or financial condition.

6. Net income taxes paid during the three months ended March 31, 1995 and 1994 were approximately $34 million and $29 million, respectively. Interest paid during the three months ended March 31, 1995 and 1994 was approximately $559 million and $265 million, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations

Three Months Ended March 31, 1995 and 1994

The Company's consolidated net income increased 11 percent in the first quarter of 1995, compared with income from continuing operations last year. Net income was flat compared with last year, which included the results of Lehman Brothers Holdings Inc., which is reported as a discontinued operation. First quarter net income per share increased 13 percent, compared with income from continuing operations a year ago. The growth in net income was driven by an increase of 12.5 percent at Travel Related Services and 18 percent at American Express Financial Advisors.

The Company's effective tax rate was 29 percent in the first quarter of 1995, compared with 28 percent a year ago. Both years' rates were reduced by tax-advantaged investment income.

Consolidated Liquidity and Capital Resources

On March 27, 1995, the Company's Board of Directors approved a plan to repurchase up to 40 million common shares over the next two to three years, from time to time as market conditions allow. This authorization is in addition to a plan announced in September 1994, whereby the Company was authorized to repurchase up to 20 million common shares. A portion of the share repurchases is being used to offset share issuances under employee compensation plans. The share repurchases will further reduce the number of outstanding common shares and common share equivalents to less than 500 million and maintain the number of shares below that level. The repurchase plans will help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. Since inception of the initial plan, the Company had repurchased approximately 18.8 million shares through April 30, 1995.

Travel Related Services

Results of Operations

Three Months Ended March 31, 1995 and 1994

                                 Statement of Income
                                 -------------------
                                      (Unaudited)

 (Amounts in millions, except percentages)

                                             Three Months Ended
                                                  March 31,
                                            --------------------   Percentage
                                            1995            1994    Inc/(Dec)
 Net Revenues:                              ----            ----   ----------
      Discount Revenue                    $1,018            $906      12.4%
      Net Card Fees                          436             431       1.3
      Travel Commissions and Fees            295             183      61.4
      Interest and Dividends                 243             174      39.9
      Other Revenues                         513             437      17.1
                                           -----           -----
                                           2,505           2,131      17.6
                                           -----           -----
      Lending:
        Finance Charge Revenue               354             292      21.3
        Interest Expense                     118              64      86.7
                                           -----           -----
          Net Finance Charge Revenue         236             228       3.2
                                           -----           -----
                Total Net Revenues         2,741           2,359      16.2
                                           -----           -----
 Expenses:
      Marketing and Promotion                229             229       0.2
      Provision for Losses and Claims:
           Charge Card                       164             148      11.2
           Lending                           106             114      (6.9)
           Other                             122             103      17.2
                                           -----           -----
                Total                        392             365       7.3
      Interest Expense:
           Charge Card                       208             159      31.4
           Other Interest Expense             58              25         #
                                           -----           -----
                Total                        266             184      44.8
      Net Discount Expense *                 100              67      47.6
      Human Resources                        693             586      18.3
      Other Operating Expenses               684             602      13.7
                                           -----           -----
                Total Expenses             2,364           2,033      16.3
                                           -----           -----
 Pretax Income                               377             326      15.4
 Income Tax Provision                        114              92      22.6
                                           -----           -----
 Net Income                                 $263            $234      12.5
                                           =====           =====

 # Denotes variance of more than 100%.

 * The impact of Net Discount Expense (related to TRS' securitized receivables) was to:

       Decrease the Provision for Losses
          and Claims - Charge Card           $37             $27      35.8
       Decrease Interest Expense -
          Charge Card                         41              24      71.0
       Increase Other Revenues                22              16      33.4
                                           -----           -----
     Total Net Discount Expense             $100             $67      47.6
                                           =====           =====

                         Selected Statistical Information
                         --------------------------------
                                   (Unaudited)

 (Amounts in millions, except percentages and where indicated)

                                             Three Months Ended
                                                  March 31,
                                            --------------------   Percentage
                                            1995            1994    Inc/(Dec)
                                            ----            ----   ----------
 Total Cards in Force:
      United States                         25.1            24.7       1.8%
      Outside the United States             11.2            10.7       4.2
                                           -----           -----
            Total                           36.3            35.4       2.5
                                           =====           =====
 Basic Cards in Force:
      United States                         18.6            18.1       2.6
      Outside the United States              8.6             7.9       8.2
                                           -----           -----
            Total                           27.2            26.0       4.3
                                           =====           =====
 Card Billed Business (billions):
     United States                         $26.0           $22.9      13.6
     Outside the United States              10.8             8.9      21.4
                                           -----           -----
           Total                           $36.8           $31.8      15.8
                                           =====           =====
 Travelers Cheque Sales (billions)          $5.4            $4.8      10.8
 Average Travelers Cheques
     Outstanding (billions)                 $5.4            $4.8      11.5
 Travel Sales (billions)                    $3.4            $2.1      62.1


Travel Related Services' (TRS) net revenues increased reflecting an increase in worldwide billed business and higher business travel sales resulting from acquisitions and growth. The increase in worldwide billed business resulted from higher spending per Cardmember, and an increase in the average number of Cards outstanding. The rate of growth in discount revenue is below the growth in worldwide billed business, reflecting a change in the mix of Cardmember spending as well as repricing in selected international markets. Lending net finance charge revenue increased reflecting higher average receivables, partly offset by lower net interest spreads.

The increase in the worldwide charge Card provision reflected the increase in billed business, partly offset by a higher level of securitized receivables. The worldwide lending provision declined reflecting continued lower write-offs. Charge Card interest expense increased reflecting both higher borrowing rates and increased funding requirements. The increase in human resources expense primarily reflected the impact of acquisitions and growth to support increased business volumes. Other operating expenses increased primarily reflecting business travel acquisitions and growth, as well as continuing investments in certain business initiatives. The decline in the U.S. dollar relative to other currencies increased, to a limited extent, both revenues and expenses, but had essentially no effect on net income.

Liquidity and Capital Resources

                           Selected Balance Sheet Information
                           ----------------------------------
                                      (Unaudited)

 (Amounts in billions, except percentages)

                                         March 31,    December 31, Percentage
                                           1995           1994      Inc/(Dec)
                                         ---------    ------------  ---------
 Accounts Receivable, net                  $15.8          $16.8       (6.4)%
 Investments                               $10.9          $10.7        1.2
 U.S. Consumer Lending
     Loan Balances                          $8.3           $8.1        3.2
 Total Assets                              $42.6          $42.5        0.4
 Travelers Cheques Outstanding              $5.8           $5.3       10.8
 Accounts Payable                           $3.8           $3.8        0.8
 Short-term Debt                           $14.7          $15.1       (2.6)
 Long-term Debt                             $3.4           $3.4        1.5
 Total Liabilities                         $38.2          $38.2        0.1
 Total Shareholder's Equity                 $4.4           $4.3        3.1
 Return on Average Equity                   24.2%          24.0%         -


The declines in accounts receivable and short-term debt reflected repayments since year end when balances reflected seasonal growth. During the first quarter of 1995, TRS issued $200 million 8.125% Eurodollar Notes due 1997, the proceeds of which were used to fund lending receivables in replacement of maturing debt.

American Express Financial Advisors

Results of Operations

Three Months Ended March 31, 1995 and 1994

                                Statement of Income
                                -------------------
                                    (Unaudited)

 (Amounts in millions, except percentages and where indicated)

                                             Three Months Ended
                                                  March 31,
                                            --------------------   Percentage
                                            1995            1994    Inc/(Dec)
                                            ----            ----   ----------
 Revenues:
     Investment Income                      $535            $503       6.4%
     Management and Distribution Fees        206             205       0.4
     Other Income                            133             108      23.8
                                           -----           -----
               Total Revenues                874             816       7.2
                                           -----           -----
 Expenses:
   Provision for Losses and Benefits:
     Annuities                               273             255       7.1
     Insurance                                94              88       7.0
     Investment Certificates                  49              22         #
                                           -----           -----
               Total                         416             365      14.1
   Human Resources                           207             209      (0.7)
   Other Operating Expenses                   87             106     (18.3)
                                           -----           -----
        Total Expenses                       710             680       4.5
                                           -----           -----
 Pretax Income                               164             136      20.8
 Income Tax Provision                         57              45      25.6
                                           -----           -----
 Net Income                                 $107             $91      18.4
                                           =====           =====

                           Selected Statistical Information
                           --------------------------------

 Life Insurance in Force (billions)        $54.4           $47.7      14.0
                                           =====           =====
 Assets Owned and/or Managed (billions):
   Assets managed for institutions         $30.3           $24.3      24.6
   Assets owned and managed for
     individuals
         Owned Assets                       42.3            38.4      10.2
         Managed Assets                     40.4            36.8       9.8
                                           -----           -----
               Total                      $113.0           $99.5      13.6
                                           =====           =====
 Sales of Selected Products:
   Mutual Funds                           $2,288          $2,526      (9.4)
   Annuities                              $1,096          $1,010       8.5
   Investment Certificates                  $412            $155         #
   Life and Other Insurance Sales            $83             $75      10.5
 Fees From Financial Plans (thousands)   $10,419         $10,174       2.4
 Number of Financial Advisors              8,015           7,719       3.8
 Product Sales Generated from Financial
   Plans as a Percentage of Total Sales     63.4%           59.7%        -

 # Denotes variance of more than 100%.

American Express Financial Advisors' revenue and earnings growth benefited primarily from an increase in managed assets, as well as an increase in life insurance in force. These increases were partially offset by the impact of narrowing investment margins and lower distribution fees.

Investment income increased reflecting higher asset levels, offset, in part, by lower investment yields. Management and distribution fees were essentially even with last year as increased management fees earned on a higher asset base were mostly offset by a decline in distribution fees due to lower mutual fund sales. The growth in managed assets reflects market appreciation and positive net sales. Other income increased primarily due to higher life insurance contract charges and premiums.

Provisions for losses and benefits increased reflecting higher business in force and higher accrual rates for annuities, life insurance and investment certificates. Human resources expense declined slightly as an increase in the number of employees was more than offset by the effect of lower commissionable sales. Other operating expenses declined due to the establishment of a reserve in the first quarter of 1994 to reflect anticipated surrenders as a result of an annuity exchange plan.

Liquidity and Capital Resources

                          Selected Balance Sheet Information
                          ----------------------------------
                                     (Unaudited)

 (Amounts in billions, except percentages)

                                         March 31,    December 31, Percentage
                                           1995           1994      Inc/(Dec)
                                         ---------    ------------  ---------
 Investments                               $26.5          $25.2        5.0%
 Assets Held in Segregated Accounts        $11.8          $10.9        8.6
 Total Assets                              $42.3          $40.2        5.4
 Reserves for Losses and Benefits          $26.4          $25.6        3.0
 Total Liabilities                         $39.9          $38.0        5.0
 Total Shareholder's Equity                 $2.4           $2.1       12.8
 Return on Average Equity                   20.0%          19.3%         -



Total assets owned increased from year end primarily reflecting increases in investments and assets held in segregated asset accounts. These increases reflected positive net sales and market appreciation.

American Express Bank

Results of Operations

Three Months Ended March 31, 1995 and 1994

                                 Statement of Income
                                 -------------------
                                     (Unaudited)

 (Amounts in millions, except percentages)

                                             Three Months Ended
                                                  March 31,
                                            --------------------   Percentage
                                            1995            1994    Inc/(Dec)
                                            ----            ----   ----------
 Net Revenues:
   Interest Income                          $239            $233       2.8%
   Interest Expense                          157             142      10.9
                                           -----           -----
     Net Interest Income                      82              91      (9.7)
   Commissions, Fees and Other Revenues       59              58       1.9
   Foreign Exchange Income                    19              19      (0.1)
                                           -----           -----
        Total Net Revenues                   160             168      (4.6)
                                           -----           -----
 Provision for Credit Losses                   3               7     (52.9)
                                           -----           -----
 Expenses:
   Human Resources                            64              61       4.4
   Other Operating Expenses                   71              64      10.8
                                           -----           -----
        Total Expenses                       135             125       7.6
                                           -----           -----
 Pretax Income                                22              36     (38.2)
 Income Tax Provision                          6              12     (43.0)
                                           -----           -----
 Net Income                                  $16             $24     (36.0)
                                           =====           =====


American Express Bank's (the Bank) results reflected lower net interest income and higher operating expenses. The decline in results was partially offset by a reduction in the provision for credit losses and a lower effective tax rate.

The decline in net interest income primarily resulted from lower spreads on the investment portfolio, as well as higher short-term funding costs.

Human resources expense increased reflecting staff cost increases in selected markets. Operating expenses increased over the year ago level, in part due to spending related to systems technology.

Liquidity and Capital Resources

                         Selected Balance Sheet Information
                         ----------------------------------
                                     (Unaudited)

(Amounts in billions, except percentages and where indicated)
                                      March 31,  December 31,  Percentage  March 31,  Percentage
                                        1995        1994        Inc/(Dec)    1994      Inc/(Dec)
                                      ----------------------------------------------------------
 Investments                            $2.6        $2.8         (4.3%)      $3.1       (14.4%)
 Total Loans                            $5.4        $5.0          7.6        $5.7        (5.1)
 Reserve for Credit Losses (millions)   $112        $109          2.3        $132       (15.2)
 Total Assets                          $13.5       $13.3          1.2       $14.5        (7.0)
 Deposits                               $9.2        $9.1          1.5       $10.4       (11.0)
 Total Liabilities                     $12.7       $12.5          1.2       $13.7        (7.7)
 Total Shareholder's Equity             $0.8        $0.8          1.7        $0.8        (7.2)
 Reserves as a Percentage of
   Total Loans                           2.1%        2.2%           -         2.3%          -
 Total Nonperforming Loans (millions)    $32         $20         61.0         $34        (6.6)
 Other Nonperforming Assets (millions)   $55         $56         (1.8)        $89       (38.3)
 Risk-Based Capital Ratios:
      Tier 1                             7.7%        7.5%           -         6.5%          -
      Total                             14.9%       14.7%           -        12.7%          -
 Leverage Ratio                          4.9%        4.8%           -         4.3%          -
 Return on Average Assets                0.46%       0.54% *        -        0.65%          -
 Return on Average Common Equity         8.37%      10.78% *        -       13.13%          -

 * For the full year.


The Bank's total assets increased slightly from year end as loan growth was mostly offset by a decrease in investments. The increase in nonperforming loans primarily reflects newly classified exposures during the quarter, partly offset by repayments.


Corporate and Other

Three Months Ended March 31, 1995 and 1994

Corporate and Other reported first quarter 1995 net expenses of $33 million, compared with net expenses of $32 million a year ago.

Results for the first quarter of 1995 included the Company's share of the Travelers Inc. (Travelers) revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division, which was offset by expenses related to certain business building initiatives.

First quarter 1994 results reflected income from the Company's share of the Travelers revenue participation, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers Holdings Inc. spin-off and certain business building initiatives.

                    INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 1995 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1994, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 2, 1995, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                     ERNST & YOUNG LLP

                                                     /s/Ernst & Young LLP

New York, New York
May 12, 1995

                          PART II. OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY




Item 4.     Submission of Matters to a Vote of Securities Holders

        The registrant's annual meeting of shareholders was held on April 24, 1995. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                        Votes        Votes     Votes                  Broker
                        For          Against   Withheld  Abstentions  Non-Votes
Selection of
Ernst & Young LLP
as independent       433,460,837      1,382,384    -        840,997       -
auditors

Shareholder proposal
relating to cumula-
tive voting          122,434,626    256,111,359    -     10,193,623  46,945,445

Shareholder proposal
relating to term
limits for directors  16,618,905    361,272,735    -     12,050,460  45,742,953

Shareholder proposal
relating to out-
sourcing              12,190,145    361,169,621    -     15,384,596  46,940,691


Election of Directors:


D.F. Akerson         433,511,583       -       2,173,470      -         -
A.L. Armstrong       433,171,932       -       2,513,121      -         -
E.L. Artzt           433,352,384       -       2,332,669      -         -
W.G. Bowen           433,458,655       -       2,226,398      -         -
D.M. Culver          433,174,412       -       2,510,641      -         -
C.W. Duncan Jr.      433,428,301       -       2,256,752      -         -
H. Golub             433,436,047       -       2,249,006      -         -
B. Sills Greenough   433,002,392       -       2,682,661      -         -
F.R. Johnson         431,912,168       -       3,772,885      -         -
V.E. Jordan Jr.      432,652,628       -       3,032,425      -         -
H.A. Kissinger       428,008,426       -       7,676,627      -         -
D. Lewis             433,111,218       -       2,573,835      -         -
A. Papone            429,129,008       -       6,556,045      -         -
F.P. Popoff          433,441,296       -       2,243,757      -         -
J.E. Stiefler        433,447,236       -       2,237,817      -         -

Item 6.     Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.


        (b) Reports on Form 8-K:

            Form 8-K, dated January 23, 1995, Item 5, announcing the registrant's 1994 annual earnings.

            Form 8-K, dated March 27, 1995, Item 5, announcing approval of a plan to repurchase up to 40 million common shares.

            Form 8-K, dated April 4, 1995, Item 5, announcing the appointment of George L. Farr as Vice Chairman.

            Form 8-K, dated April 20, 1995, Item 5, reporting the registrant's earnings for the quarter ended March 31, 1995.

                                     SIGNATURES






       Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                               AMERICAN EXPRESS COMPANY
                                               ------------------------
                                                    (Registrant)






           Date: May 15, 1995                  By  /s/ Michael P. Monaco
           ------------------                  ---------------------------
                                               Michael P. Monaco
                                               Executive Vice President,
                                               Chief Financial Officer and
                                               Treasurer



           Date: May 15, 1995                  /s/ Daniel T. Henry
           ------------------                  ---------------------------
                                               Daniel T. Henry
                                               Senior Vice President and
                                               Comptroller
                                               (Chief Accounting Officer)

                                 EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report:


      Exhibit                     Description

      10.1     Amended and Restated American Express Supplemental Retirement
               Plan.

      12.1     Computation in Support of Ratio of Earnings to Fixed Charges.

      12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

      15       Letter re Unaudited Interim Financial Information.

      27       Financial Data Schedule.

                                                             EXHIBIT 10.1

THE AMERICAN EXPRESS SUPPLEMENTAL RETIREMENT PLAN
Amended and Restated Effective March 1, 1995


The American Express Company Supplemental Retirement Plan, formerly known as the American Express Supplementary Pension Plan is amended and restated effective March 1, 1995, (the "Plan"), and effective for benefits calculated with respect to compensation earned for the period commencing July 1, 1994.

1.   History of the Plan

On November 26, 1973, the American Express Company (the "Company") Board of Directors directed the adoption of a Supplementary Pension Plan intended to supplement the retirement benefits of the American Express Retirement Plan, sometimes referred to as the American Express Funded Pension Plan, and other retirement and savings plans of the Company and its subsidiaries and affiliates, through the payment of benefits to those participants in such plans, and their surviving spouses and beneficiaries, as to whom benefits otherwise payable under such plans are restricted in accordance with Section 3(36) of the Employee Retirement Income Security Act of 1974 (ERISA). Such American Express Supplementary Pension Plan has remained in effect since its adoption and has been construed and operated as an "excess benefit plan" as defined under ERISA Section 3(36).

Effective July 1, 1994, the Board of Directors of the Company authorized and directed the amendment and restatement of the American Express Supplementary Pension Plan pursuant to the provisions of Section 9 thereof. Such plan is being amended and restated effective March 1, 1995.

The Plan shall be administered by the Senior Vice President, World Wide Benefits (Administrator). The Administrator shall have full power and authority to interpret, construe and administer the Plan, consistent with the intent as well as the terms of this Plan, and such interpretation and construction thereof and actions taken thereunder shall be binding on all persons for the purposes so stated by the Administrator; provided, that any such interpretation shall be consistent with
Section 5(D) hereof. The Administrator may correct any defect, supply any omission or reconcile any inconsistency in the Plan in the manner and to the extent the Administrator deems desirable to carry the Plan into effect. Any decision of the Administrator in the administration of the Plan shall be final and conclusive and binding upon all participants in the Plan.

 3.  Eligibility to Participate in the Plan.

     (A) Subject to the discretion of the Administrator, an employee who satisfies all of the following requirements for the relevant Plan Year shall be a participant in this Plan and entitled to the benefits described herein:

          (1) For the relevant Plan Year, the employee is a participant under a "qualified retirement plan" maintained by the Company. For purposes of this paragraph, the phrase "qualified retirement plan" shall mean the American Express Company Retirement Plan (the "Retirement Plan") and/or the American Express Incentive Savings Plan (the "ISP"), as the context may indicate as appropriate. The term "Plan Year" shall mean the calendar year with reference to which benefits are determined hereunder. Participation by an employee in such qualified retirement plan shall be determined through reference to the eligibility criteria applicable under the relevant qualified retirement plan.

          (2) (a) For the relevant Plan Year, the employee is credited with "compensation" earned from the Company or its subsidiaries or affiliates in an amount in excess of the amount prescribed by the Secretary of the Treasury as the applicable annual compensation limit under Section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code"). For purposes of this paragraph, the term "compensation" shall have the meaning ascribed to it as defined under relevant provisions of the qualified retirement plan with reference to which benefits under this Plan are determined; or (b) for the relevant Plan Year, the employee is classified as at least "Grade Band 50" personnel or greater as defined by the Administrator.

     (B) Notwithstanding the provisions of Section 3(A) above, participation in this Plan shall be limited to such employees of the Company and its subsidiaries and affiliates who are designated by the Administrator, on a case-by-case basis, as eligible to participate in this Plan; provided, that all Insiders (as defined in Section 5) who meet the eligibility criteria set forth in Section 3(A)(1) and (2) shall be automatically eligible to participate in this Plan without any action by the Administrator.

     (C) The Administrator is authorized to approve, on behalf of the Company, deferred compensation agreements and amendments thereto, with employees eligible to participate in this Plan.

     (D) Employees who meet the eligibility requirements pursuant to Section 3.(A) as a result of promotion or new employment during the Plan Year may request participation in this Plan; provided, however, such request must be received by the Administrator no later than thirty (30) days following receipt by the employee of written confirmation of eligibility to participate hereunder.

4.   Benefits Under the Plan

Effective March 17, 1995 and retroactive for benefits calculated with respect to compensation earned during the period beginning July 1, 1994, benefits hereunder shall be determined as follows:

     (A)  Benefits in Excess of Limits Under American Express
          Company Retirement Plan:

          If an employee who is a participant under the Retirement Plan retires, becomes disabled, dies or otherwise terminates employment such that he or she or his or her beneficiary becomes entitled to benefits under the Retirement Plan, and if any benefit was not accrued for him or her under the terms of the Retirement Plan because of the limitations of Section 415 and Section 401(a)(17) of the Code, as amended from time to time (and the respective regulations issued thereunder), then the Company hereby agrees and promises to pay to such employee or his or her beneficiary an amount, if any, equal to the difference between the benefit payable to him or her or his or her beneficiary under the Retirement Plan but for the applicability of the limitations of Section 401(a)(17) and Section 415 of the Code.

          Notwithstanding anything to the contrary in this Plan or the Retirement Plan, each person who is otherwise entitled to receive benefits commencing on or after July 1, 1994 hereunder, shall be entitled to an additional benefit hereunder, if any, as would have been payable to him or her under the Retirement Plan if he or she had not elected to defer receipt of compensation through voluntary non-qualified deferrals pursuant to the American Express Salary Deferral Plan or similar plan of deferred compensation sponsored by the Company.

          The benefits credited under this Section 4(A) shall be restricted to a participant's vested portion with respect to the vesting schedule from the Retirement
          Plan. Any non-vested portion of such deferred compensation to be paid shall be forfeited.

          Notwithstanding the above, if during the first year following a Change in Control, as defined in Section 7 below, a participant experiences a Defined Termination, as such term is defined in the Company's Senior Executive Severance Plan (provided that such participant is eligible under such plan), then such participant shall be deemed to have rendered two additional years of Credited Service and to have attained two additional years of age for all purposes under the Plan from his date of termination, and shall also be credited with an additional accrued benefit under the Plan that is equivalent to the Pension benefit that would have accrued under the Retirement Plan if the participant had rendered such two such additional two years of age for all purposes under the Retirement Plan. Upon such a termination of employment (as described in the preceding sentence) during the second year following a Change in Control, then such participant shall be deemed to have rendered one additional year of Credited Service and to have attained one additional year of age for all purposes under the Plan and the Retirement Plan, as described in the preceding sentence.

     (B)  Benefits in Excess of Limits Under American Express
          Incentive Savings Plan.

          If an Employee is a participant in the ISP, the Company shall establish book reserve accounts to which the following shall be credited when earned or otherwise payable:

          (1) Company Stock Contribution Allocation. Commencing with the first payroll period ending on or after March 31, 1995, and with respect to each payroll period thereafter, an amount equal to one-percent (1%) of a participant's base salary less such amount allocated as a Company Stock Contribution (as defined in the ISP) to the account of the participant under the ISP to the extent such contribution is limited by the restrictions specified in Sections 401(a)(17) and 415 of the Code. For the purposes of this Section 4(b)(1), the limitation of Code Section 401(a)(17) shall be deemed to apply pro rationally to each regularly scheduled pay period for a given calendar year.

          (2)  Company Profit-Sharing Contribution Allocation.
               An amount equal to that portion of the Company Profit-Sharing Contribution (as defined in the ISP) which would have been made and allocated to the account of the participant in the ISP for 1994 and later years, consisting of a percentage of a participant's base salary, but for the limitations specified in Sections 401(a)(17) and 415 of the Code. The benefits credited under this
               Section 4(B)(2) at the time of distribution shall be restricted to a participant's vested portion with respect to the vesting schedule under the ISP. Any non-vested portion of such deferred compensation to be paid shall be forfeited.

          (3) Company Matching Contribution Allocation. An amount equal to that portion of the Company Matching Contribution (as defined in the ISP) which would have been made and allocated to the account of the participant by the Company as a Matching Contribution on behalf of a participant under the ISP for 1995 and later years with respect to that portion of a participant's compensation which is deferred pursuant to the American Express Salary Deferral Plan, or other similar plan of deferred compensation sponsored by the Company and assuming (i) such salary portion had not been deferred and (ii) the participant had elected to make elective contributions under the ISP equal to three percent (3%), or such lesser amount if so elected by the participant under the ISP, of such participant's compensation deferred under such deferred compensation plan.

          (4) On March 31, 1995, the Company will credit to the applicable book reserve account of each Participant, in a single sum, the aggregation of all amounts that would have been allocated under
               Section 4(B)(1)-(3) above with respect to a Participant's compensation paid by the Company had such allocations been made with respect to the first payroll period ending on or after July 1, 1994 through the payroll period on or before March 17, 1995. The credit amount will equal such aggregate value of allocations plus the equivalent of the earnings, gain or loss had such aggregate value been invested in units of the ISP Income Fund on July 1, 1994 and held therein until March 17, 1995.

     (C)  Crediting of Accounts.

          (1) Amounts described in Section 4(B)(1) shall be credited to a book reserve account established for a Plan participant on each payroll date. Such book reserve account shall be denominated in units ("Units"). For purposes of this Plan, the price and value of one Unit on any given day is equal to the number of American Express Common Shares held by the ISP American Express Stock Fund (the "Stock Fund") on a given day multiplied by the previous day's closing price of one American Express Common Share on the New York Stock Exchange, plus the face value of all cash equivalents held by the Stock Fund plus the fair market value of all other assets held by the Stock Fund on such day; divided by the number of Stock Fund units outstanding on such day. This paragraph shall also apply to credits under Section 4(B)(4) to the extent such credits are made with respect to Company Stock Contributions.

          (2) Amounts described in Section 4(B)(2) and (3) shall be credited to a book reserve account established for a Plan participant at the time Company Profit Sharing Contributions and Company Matching Contributions, respectively, are allocated by the Company to such Plan participant under the ISP. Such book reserve account shall contain various subaccounts, each representing the various investment funds available to a participant under the ISP.

     (D)  Payment of Benefits.

               (1) Any benefits payable under this Plan shall be paid in cash from the general assets of the Company in a single sum within ninety (90) days following the Participants initial payout or annuity starting date under the Retirement Plan.

               (2) The beneficiary or beneficiaries entitled to receive benefits under (1) above shall be those as the participant shall designate by filing a written notice of such designation with the Administrator in such form as the Administrator may prescribe. The participant may revoke or modify that designation at any time by a further written designation.

                    The participant's beneficiary designation shall be deemed automatically revoked in the event of the death of the beneficiary or, if the beneficiary is the participant's spouse, in the event of dissolution of marriage.

                    If no designation is in effect at the time when benefits payable under the Plan become due, the terms of the Retirement Plan governing the identity of the beneficiary or beneficiaries shall apply to this Plan.

               (3)  Notwithstanding anything herein to the
                    contrary, upon the request of a participant and based on a showing of an unanticipated emergency caused by an event beyond the control of the participant or beneficiary that would result in severe financial hardship to the individual if early withdrawal were not permitted, the (need name of position) may, in its sole discretion, vary the manner and time of making the distributions provided in this Section 6.

     (E)  Subaccounts; Investment Performance; Transfers

          (1) Subject to Section 4(E)(3) below, for each participant the performance of the book reserve account established pursuant to Section 4(C)(1) shall reflect the performance of the Stock Fund. Such book reserve account shall reflect such increases or decreases in value from time to time, whether from dividends, gains, losses or otherwise, as that experienced by the Stock Fund. Credits to the book reserve account established pursuant to Section 4(C)(1) may not be transferred to any other account or subaccount under this Plan or otherwise; provided, that, subject to Section 5 hereof, upon attainment of age 55, a participant may elect to transfer credits from such account to one or more subaccounts established pursuant to
               Section 4(C)(2).

          (2) For each participant, credits to the book reserve account established pursuant to Section 4(C)(2) shall be made to such subaccounts thereunder selected by such participant. If more than one subaccount is selected, the participant must designate, on a form or in a medium acceptable to the Administrator, in one percent (1%) increments, the amounts to be credited to each subaccount. A participant shall be allowed to amend such designation with the same frequency of investment changes offered the participant under rules governing the ISP during a given Plan year. Subject to Section 4(E)(3) below, for each participant the performance of such subaccounts shall reflect the performance of the investment fund under the ISP that such subaccount represents. Each such subaccount shall reflect such increases or decreases in value from time to time, whether from dividends, gains, losses or otherwise, as that experienced by the related investment fund under the ISP. Subject to Section 5 hereof, credits to such subaccounts may be transferred to any other subaccount under this plan on such terms and at such times as permitted with respect to the related investment funds under the ISP. If a participant fails to affirmatively designate one or more subaccounts pursuant to this
               Section 4(E)(2), the Administrator shall presume the participant has selected the subaccount(s) that relate to the participant's investment direction under the ISP; provided however, to the extent an Insider (as defined in Section 5) has directed ISP amounts to the Stock Fund, the Administrator shall presume for this purpose that such Insider has selected the subaccount relating to the ISP Income Fund.

          (3) The experience of the subaccounts as described hereinabove and established for a participant shall reflect, in as similar manner as administratively feasible, the investments experience realized by a participant with respect to its investment elections under the ISP.

               Subject to Section 4(C)(1), the subaccounts shall be valued subject to such reasonable rules and procedures as the Administrator shall adopt and apply to all participants similarly situated with an effort to value such subaccounts as if amounts designated were invested in as similar time and manner, subject to administrative convenience, as amounts are invested, and subject to the same market fluctuation factors as used in valuing such investments in the ISP.

5.   Special Restrictions

     (A) The provisions of this Section 5 shall apply to all Plan participants who are required to file reports under Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") with respect to equity securities of American Express Company ("Insiders"). Such provisions shall apply during all periods that Insiders are subject to reporting under Section 16(a), including any period following cessation of Insider status during which such Insiders are required to report transactions pursuant to Rule 16a-2(b) (or its successor) under the Exchange Act.

          At such time as any Insider ceases to be subject to
          Section 16(a) reporting (and any period contemplated by Rule 16a-2(b) has expired), this Section 5 shall cease to be applicable to such participant.

     (B) This Section 5 shall be automatically applicable to any person who, on and after the date hereof, becomes an Insider. For purposes of the foregoing, the effective date of this Section shall be the date the person becomes an Insider.

     (C)  Notwithstanding anything in this Plan to the contrary,
          (i) credits to the account of an Insider pursuant to
          Section 4(C)(2) may not be made to any subaccount that reflects the performance of the Stock Fund, (ii) credits made pursuant to Section 4(C)(2) to the account of an Insider at any time may not be transferred to any book reserve account or subaccount that reflects the performance of the Stock Fund and (iii) credits made to an Insider's book reserve account pursuant to
          Section 4(C)(1) at any time and credits to the account of an Insider pursuant to Section 4(C)(2) that were made to a subaccount that reflects the performance of the Stock Fund (which credits could only have been made when such individual as not an Insider) may not be transferred, withdrawn, paid out or otherwise changed, other than (a) pursuant to Section 4(D)(1) or (2) (but only at such time as such person is no longer an Insider) or (b) pursuant to the forfeiture provisions contained in the last sentence of Section 4(B)(2).

     (D) It is intended that the interest of Insiders in any subaccount that represents the performance of the Stock Fund is intended to qualify for the exclusion from the definition of "derivative security" pursuant to Rule 16a-1(c)(3)(i) under the Exchange Act. The Administrator shall, with respect to Insiders, administer and interpret all Plan provisions in a manner consistent with such exclusion.

6.   General Provisions

     (A) Nothing in this Plan shall create, or be construed to create, a trust of any kind or fiduciary relationship between the Company and the participant, his or her designated beneficiary, or any other person. Any funds deferred under the provisions of this Plan shall be construed for all purposes as a part of the general funds of the Company, and any right to receive payments from the Company under this Plan shall be no greater than the right of any unsecured general creditor. The Company may, but need not, purchase any securities or instruments as a means of hedging its obligations to any participant under this Plan.

     (B) The right of any participant, or other person, to the payment of deferred compensation under this Plan shall not be assigned, transferred, pledged or encumbered except by the laws of descent and distribution.

     (C) Participation in the Plan shall not be construed as conferring upon the participant the right to continue in the employ of the Company as an executive or any other capacity. The Company expressly reserves the right to dismiss any employee at any time without liability for the effect such dismissal might have upon him or her hereunder.

     (D) Any deferred compensation payable under this Plan shall not be deemed salary or other compensation to the participant for the purpose of computing the benefits under any qualified pension or profit sharing plan, or life insurance benefit , or disability plan.

     (E) The Company makes no representations or warranties and assumes no responsibility as to the tax consequences to any participant who enters into a deferred compensation agreement with the Company pursuant to this Plan. Further, payment by the Company to participant, or to participant's beneficiary or beneficiaries in accordance with the written designation of beneficiary on file with the Administrator at the time of participant's death, shall be binding on all interested parties and persons, including participant's heirs, executors, administrators and assigns, and shall discharge the Company, its directors, officers and employees from all claims, demands, actions or causes of action of every kind arising out of or on account of participant's participation in this Plan, known or unknown, for himself or herself, his or her heirs, executors, administrators and assigns. Any agreement executed pursuant to this Plan shall include the above provision of this Section 6(E).

     (F) The Board of Directors or its delegate may, at any time, amend or terminate the Plan, provided that the Board may not reduce or modify the amount of any benefit payable to a participant or any beneficiary receiving benefit payments at the time the Plan is amended or terminated. Notwithstanding the foregoing, to the extent required by Rule 16a-1(c)(3)(i) (or its successor) under the Exchange Act, the "formula" provisions of this Plan shall not be amended more than once every six months, other than to comport with changes in the Code, ERISA, or the rules thereunder.

     (G) The Administrator may prescribe a form of agreement to be used by a participant and the Company to defer compensation under the Plan.

     (H) This Plan and all actions taken hereunder shall be governed by and construed in accordance with the laws of the state of New York.

7.   Change in Control

     (A) A "Change in Control" means the happening of any of the following:

          (a)  Any individual, entity or group (a "Person")
     (within the meaning of Section 13(d)(3) or 14(d)(2) of the Exchange Act becomes the beneficial owner (within the meaning of Rule 13d-3 promulgated under the Exchange Act) of 25% or more of either (i) the then outstanding common shares of the Company (the "Outstanding Company Common Shares") or (ii) the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors (the "Outstanding Company Voting Securities"); provided, however, that such beneficial ownership shall not constitute a Change in Control if it occurs as a result of any of the following acquisitions of securities: (i) any acquisition directly from the Company,
     (ii) any acquisition by the Company or any corporation, partnership, trust or other entity controlled by the Company
     (a "Subsidiary"), (iii) any acquisition by any employee benefit plan (or related trust) sponsored or maintained by the Company or any Subsidiary or (iv) any acquisition by any corporation pursuant to a reorganization, merger or consolidation, if, following such reorganization, merger or consolidation, the conditions described in clauses (i), (ii) and (iii) of subsection (c) of this Change in Control
     Section are satisfied. Notwithstanding the foregoing, a Change in Control shall not be deemed to occur solely because any Person (the "Subject Person") became the beneficial owner of 25% or more of the Outstanding Company Common Shares or Outstanding Company Voting Securities as a result of the acquisition of Outstanding Company Common
     Shares or Outstanding Company Voting Securities by the
     Company which, by reducing the number of Outstanding Company Common Shares or Outstanding Company Voting Securities, increases the proportional number of shares beneficially owned by the Subject Person; provided, that if a Change in Control would be deemed to have occurred (but for the operation of this sentence) as a result of the acquisition of Outstanding Company Common Shares or Outstanding Company Voting Securities by the Company, and after such share acquisition by the Company, the Subject Person becomes the beneficial owner of any additional Outstanding Company
     Common Shares or Outstanding Company Voting Securities which increases the percentage of the Outstanding Company Common

     Shares or Outstanding Company Voting Securities beneficially owned by the Subject Person, then a Change in Control shall then be deemed to have occurred; or

          (b) Individuals who, as of the date hereof, constitute the Board (the "Incumbent Board") cease for any reason to constitute at least a majority of the Board; provided, however, that any individual becoming a director subsequent to the date hereof whose election, or nomination for election by the Company's shareholders, was approved by a vote of at least a majority of the directors then comprising the Incumbent Board shall be considered as though such individual were a member of the Incumbent Board, but excluding, for this purpose, any such individual whose initial assumption of office occurs as a result of either an actual or threatened election contest or other actual or threatened solicitation of proxies or consents by or on behalf of a Person other than the Board, including by reason of plan intended to avoid or settle any such actual or threatened contest or solicitation; or

          (c) Approval by the shareholders of the Company of a reorganization, merger or consolidation, in each case, unless, following such reorganization, merger or consolidation, (i) more than 60% of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Shares and Outstanding Company Voting Securities immediately prior to such reorganization, merger or consolidation, (ii) no Person (excluding the Company, any employee benefit plan (or related trust) of the Company, a Subsidiary or such corporation resulting from such reorganization, merger or consolidation or any subsidiary thereof, and any Person beneficially owning, immediately prior to such reorganization, merger or consolidation, directly or indirectly, 25% or more of the Outstanding Company Common Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 25% or more of, respectively, the then outstanding shares of common stock of the corporation resulting from such reorganization, merger or consolidation or the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and
     (iii) at least a majority of the members of the board of directors of the corporation resulting from such reorganization, merger or consolidation were members of the Incumbent Board at the time of the execution of the initial plan providing for such reorganization, merger or consolidation; or

          (d) Approval by the shareholders of the Company of (i) a complete liquidation or dissolution of the Company or (ii) the sale, lease, exchange or other disposition of all or substantially all of the assets of the Company, other than to a corporation, with respect to which following such sale, lease, exchange or other disposition (A) more than 60% of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors is then beneficially owned, directly or indirectly, by all or substantially all of the individuals and entities who were the beneficial owners, respectively, of the Outstanding Company Common Shares and Outstanding Company Voting Securities immediately prior to such sale, lease, exchange or other disposition, (B) no Person (excluding the Company and any employee benefit plan (or related trust) of the Company or a Subsidiary or such corporation or a subsidiary thereof and any Person beneficially owning, immediately prior to such sale, lease, exchange or other disposition, directly or indirectly, 25% or more of the Outstanding Company Common Shares or Outstanding Company Voting Securities, as the case may be) beneficially owns, directly or indirectly, 25% or more of, respectively, the then outstanding shares of common stock of such corporation and the combined voting power of the then outstanding voting securities of such corporation entitled to vote generally in the election of directors and (C) at least a majority of the members of the board of directors of such corporation were members of the Incumbent Board at the time of the execution of the initial plan or action of the Board providing for such sale, lease, exchange or other disposition of assets of the Company.

     (B) Notwithstanding any other provision of this Plan to the contrary, if all or any portion of the payments or benefits to which the participant will be entitled under this Plan, either alone or together with other payments or benefits which the participant receives or is entitled to receive directly or indirectly from the Company or any of its subsidiaries or any other person or entity that would be treated as a payor of parachute payments as hereinafter defined, under any other plan, plan or arrangement, would constitute a "parachute payment" within the meaning of
     Section 280G of the Code or any successor provision thereto and the regulations thereunder (except that "2.95" shall be used instead of "3" under Section 280G(b)(2)(A)(ii) of the Code or any successor provision thereto), such payment or benefits provided to the participant under this Plan, and any other payments or benefits which the participant receives or is entitled to receive directly or indirectly from the Company or any of its subsidiaries or any other person or entity that would be treated as a payor of parachute payments as hereinafter defined, under any other plan, plan or arrangement which would constitute a parachute payment, shall be reduced (but not below zero) as described below to the extent necessary so that no portion thereof would constitute such a parachute payment as previously defined (except that "2.95" shall be used instead of "3" under Section 280G(b)(2)(A)(ii) of the Code or any successor provision thereto).

     Whether payments or benefits to the participant are to be reduced pursuant to the first sentence of this paragraph, and the extent to which they are to be so reduced, will be determined by the firm serving, immediately prior to the Change in Control, as the Company's independent auditors, or if that firm refuses to serve, by another qualified firm, whether or not serving as independent auditors, designated by the Administration Committee under the American Express Senior Executive Severance Plan (the "Firm"). The Firm will be paid reasonable compensation by the Company for such services. If the Firm concludes that its determination is inconsistent with a final determination of a court or the Internal Revenue Service, the Firm shall, based on such final determination, redetermine whether the amount payable to the participant should have been reduced and, if applicable, the amount of any such reduction. If the Firm determines that a lesser payment should have been made to the participant, then an amount equal to the amount of the excess of the earlier payment over the redetermined amount (the "Excess Amount") will be deemed for all purposes to be a loan to the participant made on the date of the participant's receipt of such Excess Amount, which the participant will have an obligation to repay to the Company on the fifth business day after demand, together with interest on such amount at the lowest applicable Federal rate (as defined in Section 1274(d) of the Code or any successor provision thereto), compounded semi-annually (the "Section 1274 Rate") from the date of the participant's receipt of such Excess Amount until the date of such repayment (or such lesser rate (including zero) as may be designated by the Firm such that the Excess Amount and such interest will not be treated as a parachute payment as previously defined). If the Firm determines that a greater payment should have been made to the participant, within five business days of such determination, the Company will pay to the participant the amount of the deficiency, together with interest thereon from the date such amount should have been paid to the date of such payment, at the
     Section 1274 Rate (or such lesser rate (including zero) as may be designated by the Firm such that the amount of such deficiency and such interest will not be treated as a parachute payment as previously defined). If a reduction is to be made pursuant to this paragraph, the Firm will have the right to determine which payments and benefits will be reduced as described below based on the following hierarchy from the first to be reduced to the last (or on such other hierarchy chosen by the Firm in its sole discretion), either those under this Plan alone or such other payments or benefits which the participant receives or is entitled to receive directly or indirectly from the Company or any of its subsidiaries or any other person or entity that would be treated as a payor of parachute payments as previously defined, under any other plan, plan or arrangement:

     (I)       nonqualified stock option awards;

     (II) restricted stock awards, awards in lieu of restricted stock awards, and restricted stock units;
     (III) amounts payable under deferred compensation (including, but not limited to, base salary, cash bonus or annual incentive awards, and long-term incentive awards) programs;

     (IV)      any other awards or amounts not described in (I),
               (II) or (III) above that would be payable or provided upon a Change in Control;

     (V)       amounts payable under severance benefit plans;

     (VI) amounts payable under annual incentive (e.g., cash bonus) plans;

     (VII)     portfolio grant awards and performance grant awards;

     (VIII)    amounts payable under employee welfare
               benefit plans, such as life insurance plans
               (including, but not limited to, the American
               Express Key Executive Life Insurance Plan);

     (IX) amounts payable under nonqualified employee pension benefit plans; and

     (X)       any other awards or amounts not described in (V),
               (VI), (VII), (VIII) or (IX) above that would be payable or provided upon a termination of employment that occurs within two years after a Change in Control as described in the Change in Control provision above.

The payments and benefits subject to reduction pursuant to this paragraph include one or more attributes thereof, including, but not limited to, acceleration of the time for the vesting or payment thereof and the crediting of additional interest equivalents thereunder. Such reduction may be effected by the reduction or elimination, in whole or in part, of any such payment or benefit (including any or all attributes thereof). If a payment or benefit (including any or all attributes thereof) is reduced in part, the remaining portion of the payment or benefit (including any or all attributes thereof) will continue in full force and effect under the provisions of such payment or benefit (including any or all attributes thereof) as if the Change in Control did not occur and without regard to such reduction or elimination. Nothing in the preceding three sentences of this paragraph is intended or should be interpreted to change the calculated reduction amounts and procedure of this paragraph.


8.   Effective Date

     The provisions of this amended and restated Plan shall be effective with respect to benefits determined hereunder attributable to compensation earned on and after July 1, 1994, by a participant.