Form 10-Q
period 1995-06-30
AMERICAN EXPRESS CO
filed 1995-08-14
CIK 4962

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                               FORM 10-Q


  [  X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


  For the Quarterly Period Ended June 30, 1995

                                   or

  [    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


  For the Transition Period from ________________ to _________________


                      Commission file number 1-7657

                         AMERICAN EXPRESS COMPANY
                         ------------------------
          (Exact name of registrant as specified in its charter)

            New York State                          13-4922250
    -------------------------------            --------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)


  American Express Tower, World Financial Center, New York, NY  10285
  ----------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

  Registrant's telephone number, including area code  (212) 640-2000
                                                      --------------
                                   None
  --------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes  X        No
                                                   ---           ----
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                       Outstanding at July 31, 1995
  ---------------------------------------   ----------------------------
  Common Shares (par value $.60 per share)        487,716,977 shares

                         AMERICAN EXPRESS COMPANY

                                 FORM 10-Q

                                   INDEX


Part I.        Financial Information:

               Consolidated Statement of Income--Three and         1-2
               six months ended June 30, 1995 and 1994

               Consolidated Balance Sheet--June 30, 1995 and         3
               December 31, 1994

               Consolidated Statement of Cash Flows--Six             4
               months ended June 30, 1995 and 1994

               Notes to Consolidated Financial Statements          5-6

               Management's Discussion and Analysis of            7-16
               Financial Condition and Results of Operations

               Review Report of Independent Auditors                17

Part II.       Other Information                                    18

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
                   (millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                     June 30,
                                               ------------------
                                                1995         1994
Revenues:                                       ----         ----
 Interest and dividends, net                  $ 1,135     $  1,018
 Discount revenue                               1,112          983
 Net card fees                                    436          431
 Travel commissions and fees                      320          223
 Management and distribution fees                 227          199
 Other commissions and fees                       321          267
 Life insurance premiums                          209          192
 Other                                            207          193
                                                -----        -----
   Total                                        3,967        3,506
                                                -----        -----
Expenses:
 Human resources                                1,006          911
 Provisions for losses and benefits:
   Annuities and investment certificates          347          286
   Credit, banking and other                      340          257
   Life insurance                                 202          182
 Interest                                         319          257
 Marketing and promotion                          260          280
 Occupancy and equipment                          268          242
 Professional services                            202          174
 Communications                                   101           91
 Other                                            350          348
                                                -----        -----
   Total                                        3,395        3,028
                                                -----        -----

Pretax income from continuing operations          572          478
Income tax provision                              162          119
                                                -----        -----
Income from continuing operations                 410          359
Discontinued operations, net of
 income taxes                                       -          (2)
                                                -----        -----
Net income                                    $   410     $    357
                                                =====        =====
Income per common share
 from continuing operations                   $  0.81     $   0.70

Income (loss) per common share
 from discontinued operations                       -       (0.01)
                                                -----        -----
Net income per common share                   $  0.81     $   0.69
                                                =====        =====

Weighted average number of common
 shares outstanding (000's)                    499,269     511,283
                                               =======     =======
Cash dividends declared per
 common share                                 $  0.225    $  0.225
                                                ======      ======

              See notes to Consolidated Financial Statements.

                        AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
                   (millions, except per share amounts)
                                (Unaudited)

                                                Six Months Ended
                                                     June 30,
                                                -----------------
                                                1995         1994
Revenues:                                       ----         ----
 Interest and dividends, net                  $ 2,234     $  2,032
 Discount revenue                               2,130        1,889
 Net card fees                                    872          862
 Travel commissions and fees                      615          406
 Management and distribution fees                 432          404
 Other commissions and fees                       636          535
 Life insurance premiums                          416          376
 Other                                            403          372
                                                -----        -----
   Total                                        7,738        6,876
                                                -----        -----
Expenses:
 Human resources                                1,990        1,793
 Provisions for losses and benefits:
   Annuities and investment certificates          679          572
   Credit, banking and other                      624          528
   Life insurance                                 398          362
 Interest                                         622          490
 Marketing and promotion                          494          514
 Occupancy and equipment                          536          485
 Professional services                            376          312
 Communications                                   200          180
 Other                                            749          722
                                                -----        -----
   Total                                        6,668        5,958
                                                -----        -----

Pretax income from continuing operations        1,070          918
Income tax provision                              307          241
                                                -----        -----
Income from continuing operations                 763          677
Discontinued operations, net of
 income taxes                                       -           33
                                                -----        -----
Net income                                    $   763     $    710
                                                =====        =====
Income per common share
 from continuing operations                   $  1.51     $   1.31

Income per common share
 from discontinued operations                       -         0.07
                                                -----        -----
Net income per common share                   $  1.51     $   1.38
                                                =====        =====

Weighted average number of common
 shares outstanding (000's)                   500,638      509,284
                                              =======      =======
Cash dividends declared per
 common share                                $  0.450     $  0.450
                                              =======      =======

              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                        CONSOLIDATED BALANCE SHEET
                                (millions)
                                (Unaudited)


                                                      June 30,    December 31,
Assets                                                 1995           1994
------                                                --------    ------------
Cash and cash equivalents                            $   4,754     $   3,433
Accounts receivable and accrued interest, less
  reserves: 1995, $787; 1994, $807                      17,482        17,147
Investments                                             42,880        40,108
Loans and discounts, less reserves:
  1995, $559; 1994, $545                                15,245        14,722
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1995, $1,705;
  1994, $1,563                                           1,843         1,840
Assets held in segregated asset accounts                12,969        10,881
Deferred acquisition costs                               2,367         2,280
Other assets                                             6,638         6,595
                                                       -------       -------
  Total assets                                       $ 104,178     $  97,006
                                                       =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits and credit balances              $   9,867     $  10,013
Travelers Cheques outstanding                            6,657         5,271
Accounts payable                                         4,263         4,228
Insurance and annuity reserves:
  Fixed annuities                                       21,122        20,163
  Life and disability policies                           5,089         4,686
Investment certificate reserves                          3,430         2,866
Short-term debt                                         16,201        14,810
Long-term debt                                           6,491         7,162
Liabilities related to segregated asset accounts        12,969        10,881
Other liabilities                                       10,935        10,493
                                                       -------       -------
  Total liabilities                                     97,024        90,573

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4,000,000 shares,
       stated at liquidation value                         200           200
  Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   487,420,764 shares in 1995 and 495,865,678
   shares in 1994                                          292           298
  Capital surplus                                        3,671         3,651
  Net unrealized securities gains/(losses)                 171          (389)
  Foreign currency translation adjustment                  (68)          (77)

  Retained earnings                                      2,888         2,750
                                                       -------       -------
   Total shareholders' equity                            7,154         6,433
                                                       -------       -------
  Total liabilities and shareholders' equity         $ 104,178     $  97,006
                                                       =======       =======

               See notes to Consolidated Financial Statements.

                             AMERICAN EXPRESS COMPANY

                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (millions)
                                   (Unaudited)

                                                             Six Months Ended
                                                                  June 30,
                                                             ----------------
                                                                1995     1994
                                                                ----     ----
Cash Flows from Operating Activities
Income from continuing operations                             $ 763   $   677
Adjustments to reconcile income from continuing operations
  to net cash provided (used) by operating activities:
  Provisions for losses and benefits                            978       718
  Depreciation, amortization, deferred taxes and other          170       138
  Changes in operating assets and liabilities, net of effects of acquisitions/dispositions:
      Accounts receivable and accrued Interest                 (127)        2
      Other assets                                             (202)     (648)
      Accounts payable and other liabilities                    (40)     (128)
Increase in Travelers Cheques outstanding                     1,385     1,018
Increase in insurance reserves                                  212       206
Net cash flows used by operating activities of
  discontinued operations                                         -    (3,656)
                                                             ------    ------
Net cash provided (used) by operating activities              3,139    (1,673)
                                                             ------    ------

Cash Flows from Investing Activities
Sale of investments                                           1,398     2,518
Maturity and redemption of investments                        2,315     3,736
Purchase of investments                                      (5,497)   (6,495)
Net increase in Cardmember receivables                         (677)     (261)
Proceeds from repayment of loans                             10,810    10,688
Issuance of loans                                           (11,263)  (10,023)
Purchase of land, buildings and equipment                      (150)     (138)
Sale of land, buildings and equipment                            15        30
Acquisitions/dispositions, net of cash acquired/sold             (7)      (15)
Net cash flows used by investing activities of
  discontinued operations                                         -       (36)
                                                             ------    ------
Net cash (used) provided by investing activities             (3,056)        4
                                                             ------    ------

Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits and
  credit balances                                              (367)       49
Sale of annuities and investment certificates                 3,615     2,667
Redemption of annuities and investment certificates          (2,204)   (2,721)
Net (decrease) increase in debt with maturities of
  3 months or less                                           (5,395)    4,520
Issuance of debt                                             25,272     2,864
Principal payments on debt                                  (19,125)   (7,011)
Issuance of American Express common shares                      169       132
Repurchase of American Express common shares                   (517)     (111)
Cash Infusion to Lehman Brothers                                  -      (904)

Dividends paid                                                 (231)     (267)
Net cash flows provided by financing activities of
  discontinued operations                                         -     3,737
                                                             ------    ------
Net cash provided by financing activities                     1,217     2,955
Net change in cash and cash equivalents of
  discontinued operations                                         -        45
Effect of exchange rate changes on cash                          21        80
                                                             ------    ------
Net increase in cash and cash equivalents                     1,321     1,321

Cash and cash equivalents at beginning of period              3,433     3,312
                                                             ------    ------

Cash and cash equivalents at end of period                  $ 4,754   $ 4,633
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

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1995 and December 31, 1994, the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $276 million and $222 million of interest expense for the three months ended June 30, 1995 and 1994, respectively, and $551 million and $428 million for the six months ended June 30, 1995 and 1994, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

3. On May 31, 1994, the Company completed the spin-off of Lehman Brothers Holdings Inc. (Lehman Brothers) through a dividend to its common shareholders of all of the Lehman Brothers common stock held by American Express on that date. As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Statement of Income through May 31, 1994. Cash dividends declared per share for 1994 have been adjusted to reflect the Lehman Brothers' spin-off.

4. The following is a summary of investments:

                                              June 30,      December 31,
       (In millions)                            1995            1994
                                              --------      ------------
       Held to Maturity, at amortized cost
          (fair value: 1995, $22,687; 1994,
          $21,387)                              $22,067         $21,909
       Available for Sale, at fair value
          (cost: 1995, $17,532; 1994,
          $15,912)                               17,807          15,293
       Trading                                      168             225
       Investment mortgage loans                  2,838           2,681
                                                -------         -------
                                                $42,880         $40,108
                                                =======         =======

5. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, ``Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and

   Disclosures.'' The adoption of the new rules did not have a material impact on the Company's results of operations or financial condition.

6. Net income taxes paid during the six months ended June 30, 1995 and 1994 were approximately $284 million and $79 million, respectively. Interest paid during the six months ended June 30, 1995 and 1994 was approximately $1.3 billion and $783 million, respectively.

                                     6

                MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Six Months
Ended June 30, 1995 and 1994

The Company's consolidated net income increased 14 percent in the second quarter of 1995, compared with income from continuing operations last year. Net income increased 15 percent compared with last year, which included the net loss at Lehman Brothers Holdings Inc. (Lehman Brothers), which is reported as a discontinued operation. Second quarter net income per share increased 16 percent, compared with per share income from continuing operations a year ago.

The Company's consolidated net income increased 13 percent in the first six months of 1995, compared with income from continuing operations during the same period last year. Net income increased 7.5 percent compared with last year, which included the results of Lehman Brothers. Net income per share for the first six months of 1995 increased 15 percent, compared with per share income from continuing operations a year ago.

Consolidated Liquidity and Capital Resources

On March 27, 1995, the Company's Board of Directors approved a plan to repurchase up to 40 million common shares over the next two to three years, from time to time as market conditions allow. This authorization is in addition to a plan announced in September 1994, whereby the Company was authorized to repurchase up to 20 million common shares. A portion of the share repurchases is being used to offset share issuances under employee compensation plans. The authorized share repurchases were intended to reduce the number of outstanding common shares and common share equivalents to less than 500 million and maintain the number of shares below that level. The number of outstanding common shares and common share equivalents totaled 499 million for the quarter ended June 30, 1995. The repurchase plans will help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. Since inception of the initial plan, the Company had repurchased approximately
29.5 million shares at an average price of $32.52 through July 31, 1995.

In the second quarter of 1995, in connection with the share repurchase program, the Company sold three million put options with maturities up to twelve months and a weighted average strike price of $35.52 per share. Upon the sale of these put options, the Company received premiums totaling $5.7 million.

During the second quarter of 1995, the parent company paid down $700 million of a $945 million Floating Medium-Term Note due 1996 in exchange for an extension and modification of terms on the remaining balance through the year 2000. In addition, the parent company restructured its $1.2 billion multi-purpose credit facility, reducing the cost of the facility and extending the multi-year portion from three years to five years under more favorable terms.

The $560 million increase in Net Unrealized Securities Gains/(Losses) was due to declining medium- and long-term interest rates.

Travel Related Services

Results of Operations For The Three and Six Months Ended June 30, 1995 and
1994

                                Statement of Income
                                    (Unaudited)

 (Amounts in millions, except percentages)

                                   Three Months Ended                   Six Months Ended
                                        June 30,                           June 30,
                                   ------------------  Percentage       ----------------   Percentage
                                       1995      1994   Inc/(Dec)         1995      1994    Inc/(Dec)
Net Revenues:                          ----      ----  ----------         ----      ----   ----------
   Discount Revenue                  $1,112      $983     13.1%         $2,130    $1,889     12.7%
   Net Card Fees                        436       431      1.1             872       862      1.2
   Travel Commissions and Fees          320       223     43.6             615       406     51.6
   Interest and Dividends               256       187     37.0             499       361     38.4
   Other Revenues                       526       444     18.9           1,039       880     18.0
                                      -----     -----                    -----     -----
                                      2,650     2,268     16.9           5,155     4,398     17.2
                                      -----     -----                    -----     -----
   Lending:
     Finance Charge Revenue             376       304     23.7             730       596     22.5
     Interest Expense                   124        69     80.4             242       132     83.4
                                      -----     -----                    -----     -----
        Net Finance Charge Revenue      252       235      7.1             488       464      5.2
                                      -----     -----                    -----     -----
            Total Net Revenues        2,902     2,503     16.0           5,643     4,862     16.1
                                      -----     -----                    -----     -----
 Expenses:
   Marketing and Promotion              250       273     (8.4)            480       502     (4.5)
   Provision for Losses and Claims:
        Charge Card                     199       177     12.3             364       325     11.8
        Lending                         126        63     99.9             232       177     31.2
        Other                           124       120      3.4             246       224      9.8
                                      -----     -----                    -----     -----
             Total                      449       360     24.6             842       726     15.9
                                      -----     -----                    -----     -----
   Interest Expense:
        Charge Card                     233       168     38.8             441       326     35.2
        Other Interest Expense           51        41     25.4             109        66     65.1
                                      -----     -----                    -----     -----
             Total                      284       209     36.2             550       392     40.2
   Net Discount Expense *               107        68     58.2             207       135     52.9
   Human Resources                      705       625     12.7           1,398     1,211     15.4
   Other Operating Expenses             684       603     13.4           1,366     1,205     13.6
                                      -----     -----                    -----     -----
             Total Expenses           2,479     2,138     15.9           4,843     4,171     16.1
                                      -----     -----                    -----     -----
 Pretax Income                          423       365     16.1             800       691     15.8
 Income Tax Provision                   125       102     23.8             238       193     23.2
                                      -----     -----                    -----     -----
 Net Income                            $298      $263     13.2            $562      $498     12.9
                                      =====     =====                    =====     =====
/TABLE

* The impact of Net Discount Expense (related to TRS' securitized receivables) was to:

     Decrease the Provision for Losses
            Claims - Charge Card        $46       $29     61.0             $83       $56     48.7
     Decrease Interest Expense -
            Charge Card                  41        24     71.0              82        48     71.0
     Increase Other Revenues             20        15     32.8              42        31     33.1
                                      -----     -----                    -----     -----
  Total Net Discount Expense           $107       $68     58.2            $207      $135     52.9
                                      =====     =====                    =====     =====

                                     8










































                           Selected Statistical Information
                                      (Unaudited)

        (Amounts in millions, except percentages and where indicated)

                                   Three Months Ended                    Six Months Ended
                                        June 30,                              June 30,
                                   ------------------  Percentage        ----------------   Percentage
                                      1995      1994    Inc/(Dec)          1995      1994    Inc/(Dec)
Total Cards in Force:                 ----      ----   ----------          ----      ----   ----------
      United States                   25.7      24.8      3.6%             25.7      24.8      3.6%

      Outside the United States       11.2      10.8      3.7              11.2      10.8      3.7
                                      ----      ----                       ----      ----
            Total                     36.9      35.6      3.6              36.9      35.6      3.6
                                      ====      ====                       ====      ====

 Basic Cards in Force:
      United States                   19.1      18.1      5.5              19.1      18.1      5.5
      Outside the United States        8.7       8.0      8.2               8.7       8.0      8.2
                                      ----      ----                       ----      ----
            Total                     27.8      26.1      6.3             $27.8     $26.1      6.3
                                      ====      ====                       ====      ====
 Card Billed Business (billions):
     United States                   $28.7     $25.3     13.1              54.7      48.3     13.3
     Outside the United States        11.7       9.3     26.5              22.5      18.1     24.0
                                      ----      ----                       ----      ----
           Total                     $40.4     $34.6     16.7             $77.2     $66.4     16.2
                                      ====      ====                       ====      ====

 Travelers Cheque Sales (billions)    $6.9      $6.5      5.2             $12.2     $11.4      7.6
 Average Travelers Cheques
     Outstanding (billions)           $6.1      $5.3     16.9              $5.8      $5.1     13.9
 Travel Sales (billions)              $4.0      $2.5     55.6              $7.4      $4.6     58.5

TRS' net revenues increased for the three and six months ended June 30, 1995 reflecting an increase in worldwide billed business and higher business travel sales resulting from acquisitions and growth. The increase in worldwide billed business resulted from higher spending per Cardmember, growth in Corporate Card billed business and an increase in the number of Cards outstanding. The rate of growth in discount revenue for the three and six months ended June 30, 1995 is below the growth in worldwide billed business, reflecting a change in the mix of Cardmember spending, as well as increasing electronic merchant data capture in selected international markets. Lending net finance charge revenue increased reflecting higher average receivables which, in the six month period, was partly offset by lower net interest spreads.

The increase in the worldwide charge Card provision for the three and six months ended June 30, 1995 reflected the increase in billed business, partly offset by a higher level of securitized receivables. Although the worldwide lending provision for losses was higher in these periods, credit quality in the portfolio was comparable with that of the prior year.
Charge Card interest expense increased primarily due to higher rates as well as increased funding requirements. The increase in human resources expense for the three and six months ended June 30, 1995 primarily reflected the impact of acquisitions and growth to support increased business volumes. The rate of growth in human resources expense for the second quarter of 1995 was below the year-to-date growth rate reflecting a reduction in the number of employees during the second quarter. Other operating expenses increased primarily reflecting business travel acquisitions and growth, as well as continuing investments in certain business initiatives. The decline in the U.S. dollar relative to other currencies increased, to a limited extent, both revenues and expenses in the three and six months ended June 30, 1995, but had essentially no effect on net income.

Travel Related Services

Liquidity and Capital Resources

                            Selected Balance Sheet Information
                                        (Unaudited)

 (Amounts in billions, except percentages)

                                      June 30,  December 31,   Percentage       June 30,   Percentage
                                         1995         1994     Inc/(Dec)           1994    Inc/(Dec)
                                      -------   -----------    ----------       -------    ----------
Accounts Receivable, net               $17.1        $16.8         1.5%           $15.7         8.7%
 Investments                           $11.5        $10.7         7.3            $10.7         8.2
 U.S. Consumer Lending
     Loan Balances                      $8.6         $8.1         7.1             $7.4        16.9
 Total Assets                          $45.3        $42.5         6.7            $41.9         8.1
 Travelers Cheques Outstanding          $6.7         $5.3        26.3             $5.8        14.4
 Accounts Payable                       $3.8         $3.8         0.4             $3.4         9.4
 Short-term Debt                       $15.8        $15.1         4.3            $13.7        15.2
 Long-term Debt                         $3.5         $3.4         3.3             $4.3       (18.8)
 Total Liabilities                     $40.7        $38.2         6.6            $37.8         7.7
 Total Shareholder's Equity             $4.6         $4.3         7.7             $4.1        12.6
 Return on Average Equity               24.5%        24.0%          -             23.8%          -


TRS' total assets increased from year end reflecting higher short-term investments and time deposits, funded by increases in short-term debt and Travelers Cheques outstanding. The increase in U.S. Consumer Lending loan balances was partly attributable to a transfer of balances from other business lines. During the first six months of 1995, TRS issued $200 million 8.125% Eurodollar Notes due 1997, the proceeds of which were used to fund lending receivables in replacement of maturing debt, as well as $250 million 6.75% Senior Notes due 2001, the proceeds of which were used to reduce short-term senior debt.

In the second quarter of 1995, GE Capital Corporation (GE Capital) and TRS announced an agreement under which GE Capital will purchase AMEX Life Assurance Company (AMEX Life) from TRS. The transaction, which is contingent upon approval by applicable regulatory authorities, is expected to close in the fourth quarter of 1995 and will have no material impact on the Company's results of operations. The sale of AMEX Life is consistent with the Company's strategy of focusing on its core businesses.

American Express Financial Advisors

Results of Operations For The Three and Six Months Ended June 30, 1995 and
1994

                                       Statement of Income
                                           (Unaudited)

 (Amounts in millions, except percentages and where indicated)

                                   Three Months Ended                 Six Months Ended
                                        June 30,                           June 30,
                                   ------------------  Percentage      ----------------  Percentage
                                      1995      1994   Inc/(Dec)        1995      1994    Inc/(Dec)
 Revenues:                            ----      ----   ----------       ----      ----   ----------

   Investment Income                  $549      $497     10.4%         $1,084    $1,000      8.4%
   Management and Distribution Fees    227       199     14.0             432       404      7.1
   Other Income                        135       116     16.1             269       224     19.8
                                     -----     -----                    -----     -----
              Total Revenues           911       812     12.1           1,785     1,628      9.6
                                     -----     -----                    -----     -----
 Expenses:
   Provision for Losses and Benefits:
      Annuities                        290       252     15.1             562       506     11.1
      Insurance                        103        85     20.5             197       173     13.7
      Investment Certificates           46        25     83.1              96        48        #
                                     -----     -----                    -----     -----
               Total                   439       362     21.1             855       727     17.6
   Human Resources                     216       198      8.9             424       407      4.3
   Other Operating Expenses             64        91    (29.2)            150       197    (23.9)
                                     -----     -----                    -----     -----
          Total Expenses               719       651     10.4           1,429     1,331      7.4
                                     -----     -----                    -----     -----
 Pretax Income                         192       161     19.1             356       297     19.8
 Income Tax Provision                   63        52     21.3             120        97     23.3
                                     -----     -----                    -----     -----
 Net Income                           $129      $109     18.0            $236      $200     18.2
                                     =====     =====                    =====     =====

                                    Selected Statistical Information

 Life Insurance in Force (billions)  $55.9     $49.3     13.5           $55.9     $49.3     13.5
                                     =====     =====                    =====     =====
 Assets Owned and/or Managed
   (billions):
   Assets managed for institutions   $33.1     $25.6     28.9           $33.1     $25.6     28.9
       Assets owned and managed
       for individuals
             Owned Assets             45.0      37.8     19.2            45.0      37.8     19.2
             Managed Assets           43.3      37.2     16.6            43.3      37.2     16.6
                                     -----     -----                    -----     -----
                       Total        $121.4    $100.6     20.7          $121.4    $100.6     20.7
                                     =====     =====                    =====     =====

 Sales of Selected Products:
   Mutual Funds                     $2,364    $2,324      1.7          $4,652    $4,850     (4.1)
   Annuities                          $961    $1,158    (17.0)         $2,057    $2,168     (5.1)
   Investment Certificates            $604      $215        #          $1,016      $370        #
   Life and Other Insurance Sales      $96       $77     24.4            $179      $152     17.6
 Fees From Financial Plans
   (thousands)                      $9,625    $9,624        -         $20,044   $19,798      1.2
 Number of Financial Advisors        7,918     7,780      1.8           7,918     7,780      1.8
 Product Sales Generated from
  Financial Plans as a Percentage
  of Total Sales                      64.1%     61.5%       -            63.8%     60.6%       -

 # Denotes variance of more than 100%.

American Express Financial Advisors' revenue and earnings growth for the three and six months ended June 30, 1995 benefited primarily from an increase in managed assets, as well as an increase in life insurance in force. These increases were partially offset by the impact of lower investment margins and lower distribution fees.

The increase in investment income for the three and six months ended June 30, 1995 reflected higher asset levels, which were partly offset by lower investment yields compared with the same periods in 1994. Management and distribution fees increased reflecting increased management fees earned on a higher asset base, partly offset by a decline in distribution fees due to the availability of a broader range of rear-load funds beginning in the second quarter of 1995. The decline in distribution fees in the first half of 1995 was also attributable to lower mutual fund sales. The growth in managed assets reflects market appreciation and, to a lesser extent, positive net sales. Other income increased in the three and six months ended June 30, 1995 primarily due to higher life insurance contract charges and premiums.

Provisions for losses and benefits increased in the three and six months ended June 30, 1995 reflecting higher business in force and higher accrual rates for annuities, life insurance and investment certificates. Human resources expense increased in the first half of 1995 reflecting an increase in the number of employees and financial advisors compared with last year, partly offset by the effect of lower commissionable sales. Other operating expenses for the three and six months ended June 30, 1994 reflected a provision for insurance industry guarantee association assessments. In addition, other operating expenses in 1994 included accelerated amortization of deferred acquisition costs and surrenders as a result of an annuity exchange plan announced during the first quarter.

American Express Financial Advisors

Liquidity and Capital Resources

                                    Selected Balance Sheet Information
                                                (Unaudited)

 (Amounts in billions, except percentages)

                                      June 30,  December 31,   Percentage         June 30,   Percentage
                                         1995         1994      Inc/(Dec)            1994     Inc/(Dec)
                                      -------   -----------    ----------         --------   ----------
 Investments                            $27.9        $25.2        10.5%             $24.2        15.3%
 Assets Held in Segregated Accounts     $13.0        $10.9        19.2               $9.8        32.4
 Total Assets                           $45.0        $40.2        12.0              $37.8        19.2
 Reserves for Losses and Benefits       $27.3        $25.6         6.5              $24.5        11.3
 Total Liabilities                      $42.2        $38.0        11.1              $35.6        18.7
 Total Shareholder's Equity              $2.8         $2.1        28.9               $2.2        27.1
 Return on Average Equity                20.0%        19.3%          -               18.3%          -


American Express Financial Advisors' total assets increased from year end primarily reflecting increases in investments and assets held in segregated asset accounts. These increases reflected market appreciation and positive net sales.

American Express Bank

Results of Operations For The Three and Six Months Ended June 30, 1995 and
1994

                                     Statement of Income
                                           (Unaudited)

 (Amounts in millions, except percentages)


                                   Three Months Ended                 Six Months Ended
                                        June 30,                           June 30,
                                   ------------------  Percentage      ----------------  Percentage
                                      1995      1994   Inc/(Dec)        1995      1994    Inc/(Dec)
                                      ----      ----   ----------       ----      ----   ----------
 Net Revenues:
      Interest Income                 $233      $237     (1.9%)         $472      $470      0.4%
      Interest Expense                 152       153     (0.5)           309       295      4.9
                                     -----     -----                   -----     -----
           Net Interest Income          81        84     (4.4)           163       175     (7.1)
      Commissions, Fees and Other
         Revenues                       61        58      7.3            120       115      4.7
      Foreign Exchange Income           21        20      1.9             40        40      0.7
                                     -----     -----                   -----     -----
           Total Net Revenues          163       162      0.5            323       330     (2.1)
                                     -----     -----                   -----     -----
 Provision for Credit Losses             1         2    (20.0)             4         8    (47.0)
                                     -----     -----                   -----     -----
 Expenses:
      Human Resources                   65        63      2.6            129       124      3.6
      Other Operating Expenses          69        69     (0.2)           140       134      5.0
                                     -----     -----                   -----     -----
           Total Expenses              134       132      1.1            269       258      4.3
                                     -----     -----                   -----     -----
 Pretax Income                          28        28     (1.2)            50        64    (21.9)
 Income Tax Provision                    9         9      0.9             15        20    (24.3)
                                     -----     -----                   -----     -----
 Net Income                            $19       $19     (2.1)           $35       $44    (20.9)
                                     =====      ====                   =====     =====

American Express Bank's (the Bank) results for the three and six months ended June 30, 1995 reflected growth in fee income as well as a reduction in the provision for credit losses, offset by lower net interest income. The Bank's results for the first six months of 1995 also reflected higher operating expenses.

Net interest income declined due to lower spreads on the investment portfolio, as well as higher short-term funding costs. Commissions, fees and other revenues increased primarily reflecting growth in commercial and correspondent banking fee income. Operating expenses increased in the first half of 1995 over the year ago level, in part due to spending related to systems technology.

American Express Bank

Liquidity and Capital Resources

                                    Selected Balance Sheet Information
                                                (Unaudited)

 (Amounts in billions, except percentages and where indicated)

                                      June 30,   December 31,  Percentage         June 30,   Percentage
                                         1995         1994      Inc/(Dec)            1994     Inc/(Dec)
                                      -------    -----------   -----------        -------    ----------
 Investments                             $2.7         $2.8        (1.6%)            $3.0       (10.4%)
 Total Loans                             $5.4         $5.0         8.8              $5.6        (3.4)
 Reserve for Credit Losses (millions)    $115         $109         5.3              $115         0.4
 Total Assets                           $13.0        $13.3        (2.0)            $14.4        (9.2)
 Deposits                                $8.9         $9.1        (2.4)            $10.4       (14.3)
 Total Liabilities                      $12.2        $12.5        (2.4)            $13.7       (10.4)
 Total Shareholder's Equity              $0.8         $0.8         5.3              $0.7        13.3
 Reserves as a Percentage of Total
   Loans                                  2.1%         2.2%          -               2.0%          -
 Total Nonperforming Loans (millions)     $32          $20        63.8               $34        (6.4)
 Other Nonperforming Assets (millions)    $53          $56        (5.5)              $59       (10.9)
 Risk-Based Capital Ratios:
      Tier 1                             8.3%          7.5%          -               6.6%          -
      Total                             15.8%         14.7%          -              13.0%          -
 Leverage Ratio                          5.2%          4.8%          -               4.2%          -
 Return on Average Assets               0.52%  *      0.54%  *       -              0.58%  *       -
 Return on Average Common Equity        9.21%  *     10.78%  *       -             11.80%  *       -

 *  For the year-to-date period


The Bank's total assets declined slightly from year end as loan growth was more than offset by a decrease in cash and cash equivalents. The increase in nonperforming loans since year end primarily reflects newly classified exposures, partly offset by repayments. The increase in the Bank's Tier 1 and Total Capital Ratios primarily relates to an increase in retained earnings and general balance sheet reductions, particularly risk weighted loans. The increase in the Leverage Ratio is due to an increase in retained earnings and a decrease in quarterly average assets.

Corporate and Other

Corporate and Other reported second quarter 1995 net expenses of $36 million, compared with net expenses of $32 million last year. The 1995 second quarter includes a gain from the sale of common stock and warrants of Mellon Bank Corporation (Mellon), which was offset by expenses primarily related to various business building initiatives.

Corporate and Other reported net expenses of $70 million in the first six months of 1995, compared with net expenses of $65 million a year ago. Results for the first half of 1995 included the Company's share of the Travelers Inc. (Travelers) revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division (the 1993 sale) and the gain from the sale of common stock and warrants of Mellon, which were offset by expenses primarily related to various business building initiatives.

Results for the first six months of 1994 included income from the Company's share of the Travelers revenue participation, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers spin-off and certain business building initiatives.

              INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1995, and the related consolidated statements of income for the three-month and six-month periods ended June 30, 1995 and 1994 and the consolidated statement of cash flows for the six-month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 14, 1995

                   PART II. OTHER INFORMATION

                    AMERICAN EXPRESS COMPANY



Item 4.   Submission of Matters to a Vote of Securities Holders

      For information relating to the matters voted upon at the registrant's annual meeting for shareholders held on April 24, 1995, see Item 4 on page 14 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995, which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

      (a) Exhibits

          See Exhibit Index on page E-1 hereof.


      (b) Reports on Form 8-K:


          Form 8-K, dated April 4, 1995, Item 5, announcing the appointment of George L. Farr as Vice Chairman.

          Form 8-K, dated April 20, 1995, Item 5, reporting the registrant's earnings for the quarter ended March 31, 1995.

          Form 8-K, dated June 9, 1995, Item 5, announcing the sale of AMEX Life Assurance Company and the sale of Mellon Bank Corporation Common Stock and Warrants.

          Form 8-K, dated July 24, 1995, Item 5, reporting the registrant's earnings for the quarter ended June 30, 1995.

                                SIGNATURES






   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.






                                          AMERICAN EXPRESS COMPANY
                                          ------------------------
                                               (Registrant)






         Date: August 14, 1995            By  /s/ Michael P. Monaco
         ---------------------            --------------------------------
                                          Michael P. Monaco
                                          Executive Vice President,
                                          Chief Financial Officer and
                                          Treasurer



          Date:August 14, 1995            /s/ Daniel T. Henry
          --------------------            -----------------------------
                                          Daniel T. Henry
                                          Senior Vice President and
                                          Comptroller
                                          (Chief Accounting Officer)




                                      18

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






                               E-1