Form 10-Q
period 1995-09-30
AMERICAN EXPRESS CO
filed 1995-11-15
CIK 4962

                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


[ X  ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1995

                                    or

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from ___________________ to ____________________


                       Commission file number 1-7657


                         AMERICAN EXPRESS COMPANY
                         ------------------------
          (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
----------------------------------           --------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


American Express Tower, World Financial Center, New York, NY 10285
-------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                  -----------------
                                 None
-------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.    Yes  X     No
                                                      ----      ----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at October 31, 1995
----------------------------------------  -------------------------------
Common Shares (par value $.60 per share)        484,404,630 shares

                              AMERICAN EXPRESS COMPANY

                                      FORM 10-Q

                                        INDEX


       Part I.   Financial Information:

                 Consolidated Statement of Income--Three and         1-2
                 nine months ended September 30, 1995 and 1994

                 Consolidated Balance Sheet--September 30,             3
                 1995 and December 31, 1994

                 Consolidated Statement of Cash Flows--Nine            4
                 months ended September 30, 1995 and 1994

                 Notes to Consolidated Financial Statements            5

                 Management's Discussion and Analysis of            6-15
                 Financial Condition and Results of Operations

                 Independent Accountants Review Report                16


       Part II.  Other Information                                    19

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
               (dollars in millions, except per share amounts)
                                (Unaudited)


                                               Three Months Ended
                                                  September 30,
                                               -------------------
                                                1995         1994
                                               ------       ------
Revenues:
 Interest and dividends, net                  $ 1,166     $  1,046
 Discount revenue                               1,116          996
 Net card fees                                    439          435
 Travel commissions and fees                      316          233
 Management and distribution fees                 241          200
 Other commissions and fees                       323          293
 Life insurance premiums                          218          209
 Other                                            235          192
                                               ------       ------
   Total                                        4,054        3,604
                                               ------       ------
Expenses:
 Human resources                                1,010          958
 Provisions for losses and benefits:
   Annuities and investment certificates          358          295
   Credit, banking and other                      356          249
   Life insurance                                 209          201
 Interest                                         310          251
 Marketing and promotion                          261          280
 Occupancy and equipment                          271          243
 Professional services                            208          173
 Communications                                   101           92
 Other                                            399          364
                                               ------       ------
   Total                                        3,483        3,106
                                               ------       ------

Pretax income                                     571          498
Income tax provision                              155          129
                                               ------       ------
Net income                                    $   416     $    369
                                               ======       ======

Net income per common share                   $  0.83     $   0.71
                                               ======       ======

Weighted average number of common
 shares outstanding (000's)                   496,516      512,579
                                              =======      =======
Cash dividends declared per
 common share                                 $ 0.225      $ 0.225
                                              =======      =======

              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
             (dollars in millions, except per share amounts)
                                (Unaudited)

                                                Nine Months Ended
                                                   September 30,
                                                ------------------
                                                 1995        1994
                                                ------      ------
Revenues:
 Interest and dividends, net                  $ 3,400     $  3,078
 Discount revenue                               3,246        2,885
 Net card fees                                  1,311        1,297
 Travel commissions and fees                      931          639
 Management and distribution fees                 673          604
 Other commissions and fees                       959          828
 Life insurance premiums                          634          585
 Other                                            638          564
                                               ------       ------
   Total                                       11,792       10,480
                                               ------       ------
Expenses:
 Human resources                                3,000        2,751
 Provisions for losses and benefits:
   Annuities and investment certificates        1,037          867
   Credit, banking and other                      980          777
   Life insurance                                 607          563
 Interest                                         932          741
 Marketing and promotion                          755          794
 Occupancy and equipment                          795          728
 Professional services                            584          485
 Communications                                   301          272
 Other                                          1,160        1,086
                                               ------       ------
   Total                                       10,151        9,064
                                               ------       ------

Pretax income from continuing operations        1,641        1,416
Income tax provision                              462          371
                                               ------       ------
Income from continuing operations               1,179        1,045
Discontinued operations, net of
 income taxes                                       -           33
                                               ------       ------
Net income                                    $ 1,179     $  1,078
                                               ======       ======
Income per common share
 from continuing operations                   $  2.34     $   2.02

Income per common share
 from discontinued operations                       -         0.07
                                               ------       ------
Net income per common share                   $  2.34     $   2.09
                                               ======       ======
Weighted average number of common
 shares outstanding (000's)                   499,430      510,672
                                              =======      =======
Cash dividends declared per
 common share                                $  0.675     $  0.675
                                              =======      =======

              See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                         CONSOLIDATED BALANCE SHEET
                                 (millions)
                                 (Unaudited)

                                                   September 30,  December 31,
Assets                                                   1995          1994
------                                              ------------- ------------
Cash and cash equivalents                            $   4,577     $   3,433
Accounts receivable and accrued interest, less
  reserves: 1995, $798; 1994, $807                      18,480        17,147
Investments                                             43,075        40,108
Loans and discounts, less reserves:
  1995, $569; 1994, $545                                15,498        14,722
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1995, $1,759;
  1994, $1,563                                           1,827         1,840
Assets held in segregated asset accounts                14,120        10,881
Deferred acquisition costs                               2,421         2,280
Other assets                                             6,314         6,595
                                                       -------       -------
  Total assets                                       $ 106,312     $  97,006
                                                       =======       =======

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits and credit balances              $   9,556     $  10,013
Travelers Cheques outstanding                            6,707         5,271
Accounts payable                                         4,375         4,228
Insurance and annuity reserves:
  Fixed annuities                                       21,292        20,163
  Life and disability policies                           5,106         4,686
Investment certificate reserves                          3,651         2,866
Short-term debt                                         17,163        14,810
Long-term debt                                           6,284         7,162
Liabilities related to segregated asset accounts        14,120        10,881
Other liabilities                                       10,616        10,493
                                                       -------       -------
  Total liabilities                                     98,870        90,573

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20,000,000 shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4,000,000 shares,
       stated at liquidation value                         200           200
  Common shares, $.60 par value, authorized
   1,200,000,000 shares; issued and outstanding
   486,361,984 shares in 1995 and 495,865,678
   shares in 1994                                          292           298
  Capital surplus                                        3,764         3,651
  Net unrealized securities gains/(losses)                 197          (389)
  Foreign currency translation adjustment                  (68)          (77)
  Retained earnings                                      3,057         2,750
                                                       -------       -------
   Total shareholders' equity                            7,442         6,433
                                                       -------       -------
  Total liabilities and shareholders' equity         $ 106,312     $  97,006
                                                       =======       =======

                See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)

                                                            Nine Months Ended
                                                               September 30,
                                                            -----------------

                                                                1995     1994
                                                                ----     ----
Cash Flows from Operating Activities
Income from continuing operations                             $1,179   $1,045
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
  Provisions for losses and benefits                          1,463     1,061
  Depreciation, amortization, deferred taxes and other          237       188
  Changes in operating assets and liabilities, net of
      effects of acquisitions/dispositions:
      Accounts receivable and accrued interest                 (410)     (529)
      Other assets                                              (32)      855
      Accounts payable and other liabilities                   (352)      552
Increase in Travelers Cheques outstanding                     1,438       953
Increase in insurance reserves                                  364       352
Net cash flows used by operating activities of
  discontinued operations                                         -    (3,656)
                                                             ------    ------
Net cash provided by operating activities                     3,887       821
                                                             ------    ------

Cash Flows from Investing Activities
Sale of investments                                           2,015     3,678
Maturity and redemption of investments                        3,538     5,802
Purchase of investments                                      (7,200)  (10,480)
Net increase in Cardmember receivables                       (2,009)     (887)
Cardmember accounts receivable sold to Trust                      -       900
Proceeds from repayment of loans                             15,963    15,731
Issuance of loans                                           (16,869)  (15,309)
Purchase of land, buildings and equipment                      (224)     (193)
Sale of land, buildings and equipment                            19        87
(Acquisitions) dispositions, net of cash acquired/sold           (7)     (375)
Net cash flows used by investing activities of
  discontinued operations                                         -       (36)
                                                             ------    ------
Net cash used by investing activities                        (4,774)   (1,082)
                                                             ------    ------

Cash Flows from Financing Activities
Net decrease in customers' deposits and credit balances        (604)      (95)
Sale of annuities and investment certificates                 4,907     4,281
Redemption of annuities and investment certificates          (3,166)   (3,993)
Net (decrease) increase in debt with maturities of
  3 months or less                                           (4,732)    5,948
Issuance of debt                                             15,412     3,220
Principal payments on debt                                   (9,064)   (8,018)
Issuance of American Express common shares                      245       173
Repurchase of American Express common shares                   (665)     (137)
Cash infusion to Lehman Brothers                                  -      (904)
Dividends paid                                                 (344)     (386)
Net cash flows provided by financing activities of
  discontinued operations                                         -     3,737
                                                             ------    ------
Net cash provided by financing activities                     1,989     3,826
Net change in cash and cash equivalents of
  discontinued operations                                         -        45
Effect of exchange rate changes on cash                          42       127
                                                             ------    ------
Net increase in cash and cash equivalents                     1,144     3,647

Cash and cash equivalents at beginning of period              3,433     3,312
                                                             ------    ------

Cash and cash equivalents at end of period                   $4,577    $6,959
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

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1995 and December 31, 1994, the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended September 30, 1995 and 1994. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Interest and dividends, net, reflects gross interest and dividends, net of $266 million and $240 million of interest expense for the three months ended September 30, 1995 and 1994, respectively, and $818 million and $668 million for the nine months ended September 30, 1995 and 1994, respectively, related to the Company's international banking operations and Travel Related Services' consumer lending activities.

3. On May 31, 1994, the Company completed the spin-off of Lehman Brothers Holdings Inc. (Lehman Brothers) through a dividend to its common shareholders of all of the Lehman Brothers common stock held by American Express on that date. As a result of this transaction, Lehman Brothers' results are reported as a discontinued operation in the Consolidated Statement of Income through May 31, 1994. Cash dividends declared per share for the nine months ended September 30, 1994 have been adjusted to reflect the Lehman Brothers' spin-off.

4. The following is a summary of investments:

                                             September 30,    December 31,
       (In millions)                              1995            1994
                                             -------------    ------------
       Held to Maturity, at amortized
          cost (fair value: 1995,
          $22,681; 1994, $21,387)                $22,004         $21,909

       Available for Sale, at fair value
          (cost: 1995, $17,645; 1994,
          $15,912)                                17,956          15,293
       Trading                                       153             225
       Investment mortgage loans                   2,962           2,681
                                             -------------    ------------
                                                 $43,075         $40,108
                                             =============    ============

5. As of January 1, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 114, ``Accounting by Creditors for Impairment of a Loan,'' as amended by SFAS No. 118, ``Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures.'' The adoption of the new rules did not have a material impact on the Company's results of operations or financial condition.

6. Net income taxes paid during the nine months ended September 30, 1995 and 1994 were approximately $475 million and $131 million, respectively. Interest paid during the nine months ended September 30, 1995 and 1994 was approximately $1.8 billion and $1.3 billion, respectively.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Nine Months
Ended September 30, 1995 and 1994

The Company's consolidated net income increased 13 percent in the third quarter of 1995 compared with a year ago. Third quarter net income per share increased 17 percent compared with last year.

The Company's consolidated net income increased 13 percent in the first nine months of 1995, compared with income from continuing operations during the same period last year. Net income increased 9.4 percent compared with last year, which included the results of Lehman Brothers Holdings Inc. (Lehman Brothers). Net income per share for the first nine months of 1995 increased 16 percent, compared with per share income from continuing operations a year ago.

Consolidated Liquidity and Capital Resources

On March 27, 1995, the Company's Board of Directors approved a plan to repurchase up to 40 million common shares over the next two to three years, from time to time as market conditions allow. This authorization is in addition to a plan announced in September 1994, whereby the Company was authorized to repurchase up to 20 million common shares. A portion of the share repurchases is being used to offset share issuances under employee compensation plans. The authorized share repurchases were intended to reduce the number of outstanding common shares and common share equivalents to less than 500 million and maintain the number of shares below that level. The number of outstanding common shares and common share equivalents totaled 497 million for the quarter ended September 30, 1995. The repurchase plans will help the Company achieve its goal of building shareholder value while maintaining appropriate capital levels. Since inception of the initial plan, the Company has repurchased approximately 36.5 million shares at an average price of $34.40 through October 31, 1995.

In the second quarter of 1995, in connection with the share repurchase program, the Company sold three million put options with maturities up to twelve months and a weighted average strike price of $35.52 per share. Upon the sale of these put options, the Company received premiums totaling $5.7 million. During the first nine months of 1995, 2.5 million put options expired unexercised. At September 30, 1995, the Company had a total of 4.7 million put options outstanding with a weighted average strike price of $36.29 per share.

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

The $586 million increase in Net Unrealized Securities Gains/(Losses) was due to declining medium- and long-term interest rates.

Travel Related Services

Results of Operations For The Three and Nine Months Ended September 30, 1995 and 1994

                             Statement of Income
                                (Unaudited)

 (Amounts in millions, except percentages)

                                 Three Months Ended           Nine Months Ended
                                   September 30,                September 30,
                               -------------- Percentage  ------------------ Percentage
                                1995     1994  Inc/(Dec)   1995         1994  Inc/(Dec)
                               -----------------------    -----------------------------
 Net Revenues:
   Discount Revenue            $1,116    $996      12.0%     3,246  $2,886      12.5%
   Net Card Fees                  439     435       0.8      1,311   1,297       1.1
   Travel Commissions and Fees    316     233      35.4        931     639      45.7
   Interest and Dividends         261     206      26.9        761     567      34.2
   Other Revenues                 570     494      15.5      1,608   1,374      17.1
                                --------------              ---------------
                                2,702   2,364      14.3      7,857   6,763      16.2
                                --------------              ---------------
   Lending:
    Finance Charge Revenue        396     317      25.1      1,126    912       23.4
    Interest Expense              126      80      57.6        368    212       73.7
                                --------------              ---------------
      Net Finance Charge Revenue  270     237      14.2        758    700        8.2
                                --------------              ---------------
        Total Net Revenues      2,972   2,601      14.3      8,615  7,463       15.4
                                --------------              ---------------
 Expenses:
   Marketing and Promotion        252     274      (7.9)       731    776       (5.7)
   Provision for Losses and Claims:
     Charge Card                  207     153      35.6        571    478       19.4
     Lending                      132      81      62.8        364    258       41.2
     Other                        137     131       3.9        382    355        7.6
                                --------------             --------------
         Total                    476     365      30.3      1,317  1,091       20.7
                                --------------             --------------
   Interest Expense:
     Charge Card                  169     132      28.5        495    392       26.2
     Other Interest Expense       114      76      49.0        338    208       62.5
                                --------------             --------------
         Total                    283     208      36.0        833    600       38.8
   Net Discount Expense *         101      93       9.3        309    228       35.2
   Human Resources                700     651       7.5      2,098  1,863       12.6
   Other Operating Expenses       752     646      16.3      2,119  1,850       14.5
                                -------------              --------------
         Total Expenses         2,564   2,237      14.6      7,407  6,408       15.6
                                -------------              --------------
 Pretax Income                    408     364      12.1      1,208  1,055       14.5
 Income Tax Provision             111     100      11.1        349    293       19.1
                                -------------              --------------
 Net Income                      $297    $264      12.5       $859   $762       12.7
                                =============              ==============

 * The impact of Net Discount Expense (related to TRS' securitized receivables) was to:

        Increase Net Card Fees      -      $9        -          -      $9        -
        Decrease the Provision for
          Losses and Claims -
          Charge Card             $40      30     34.2        $124     86       43.7
        Decrease Interest Expense -
          Charge Card              41      29     42.7         122     76       60.4
        Increase Other Revenues    20      25    (19.4)         63     57        9.6
                                 ------------               --------------
    Total Net Discount Expense   $101     $93      9.3        $309   $228       35.2
                                 ============               ==============

                        Selected Statistical Information
                                   (Unaudited)

 (Amounts in millions, except percentages and where indicated)

                               Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                               ------------- Percentage ------------ Percentage
                                  1995    1994 Inc/(Dec)  1995   1994 Inc/(Dec)
                               -----------------------  -----------------------
 Total Cards in Force:
   United States                  25.9    24.7     5.0%   25.9   24.7      5.0%
   Outside the United States      11.1    10.9     1.9    11.1   10.9      1.9
                               ---------------          ---------------
     Total                        37.0    35.6     4.0    37.0   35.6      4.0
                               ===============          ===============
 Basic Cards in Force:
   United States                  19.4    18.1     7.4    19.4   18.1      7.4
   Outside the United States       8.6     8.0     7.1     8.6    8.0      7.1
                               ---------------          --------------
     Total                        28.0    26.1     7.3    28.0   26.1      7.3
                               ===============          ==============
 Card Billed Business (billions):
   United States                 $29.2   $25.2    15.9   $83.9  $73.5     14.2
   Outside the United States      11.6    10.3    12.8    34.0   28.4     19.9
                               ---------------          --------------
     Total                       $40.8   $35.5    15.0  $117.9 $101.9     15.8
                               ===============          ==============

 Travelers Cheque Sales
   (billions)                     $8.3    $8.4    (1.6)  $20.5  $19.8      3.7
 Average Travelers Cheques
   Outstanding (billions)         $6.7    $5.9    13.0    $6.0   $5.3     13.4
 Travel Sales (billions)          $3.7    $2.5    44.2   $11.0   $7.2     53.4


Travel Related Services' (TRS) net revenues increased for the three and nine months ended September 30, 1995 reflecting an increase in worldwide billed business and higher business travel sales. The increase in worldwide billed business resulted from higher spending per Cardmember, due in part to increased merchant coverage and the benefits of rewards programs, as well as an increase in the number of Cards outstanding. The rate of growth in discount revenue for the three and nine months ended September 30, 1995 is below the growth in worldwide billed business, reflecting a change in the mix of Cardmember spending, as well as increasing electronic merchant data capture in selected international markets. Higher business travel sales resulted from acquisitions and growth. Lending net finance charge revenue for the three and nine months ended September 30, 1995 increased reflecting higher average receivables, which were partially offset by lower net interest spreads.

The increase in the worldwide charge Card provision in the third quarter of 1995 was primarily related to higher loss rates in Latin America, which is expected to continue in the fourth quarter. The increase in the worldwide charge Card provision for the nine month period also reflected the increase in billed business, partly offset by a higher level of securitized receivables. The worldwide lending provision for losses for the three and nine months ended September 30, 1995 was higher in part due to portfolio growth, since TRS reserves for losses at the time receivables are recorded. Charge Card interest expense in both periods increased reflecting higher rates and increased volume. The increase in human resources expense for the three and nine months ended September 30, 1995 primarily reflected the impact of business travel acquisitions and growth to support increased business volumes. The rate of growth in human resources expense for the third quarter of 1995 was below the year-to-date growth rate reflecting a reduction in the number of employees beginning in the second quarter. Other operating expenses in both periods increased primarily reflecting business travel acquisitions and growth, as well as continuing investments in certain business initiatives. The decline in the U.S. dollar relative to other currencies increased, to a limited extent, both revenues and expenses in the three and nine months ended September 30, 1995, but had essentially no effect on net income.

Travel Related Services

Liquidity and Capital Resources

                                    Selected Balance Sheet Information
                                               (Unaudited)

  (Amounts in billions, except percentages)

                         September 30, December 31, Percentage September 30,   Percentage
                                 1995         1994   Inc/(Dec)         1994    Inc/(Dec)
                          -----------------------------------------------------------------
 Accounts Receivable, net       $18.1        $16.8       7.4%        $15.4        17.6%
 Investments                    $11.9        $10.7      11.0         $10.7        11.7
 U.S. Consumer Lending
     Loan Balances               $9.0         $8.1      11.7          $7.6        17.9
 Total Assets                   $47.1        $42.5      10.9         $42.2        11.7
 Travelers Cheques Outstanding   $6.7         $5.3      27.2          $5.8        16.6
 Short-term Debt                $16.9        $15.1      11.8         $15.0        13.0
 Long-term Debt                  $3.4         $3.4       0.1          $3.0        11.6
 Total Liabilities              $42.3        $38.2      10.8         $38.0        11.5
 Total Shareholder's Equity      $4.8         $4.3      11.5          $4.2        12.9
 Return on Average Equity        24.6%        24.0%        -          23.9%          -


TRS' total assets increased from year end reflecting increases in lending and charge Card receivables and time deposits and short-term investments, funded by increases in short-term debt and Travelers Cheques outstanding. The increase in U.S. Consumer Lending loan balances reflected growth in the business as well as a transfer of balances from other business lines. During the first nine months of 1995, TRS issued $200 million 8.125% Eurodollar Notes due 1997, the proceeds of which were used to fund lending receivables in replacement of maturing debt. TRS also issued $250 million 6.75% Senior Notes due 2001 and $250 million 6.5% Senior Notes due 2000, the proceeds of which were used to reduce short-term debt.

On October 2, 1995, TRS completed the previously announced sale of AMEX Life Assurance Company (AMEX Life) to GE Capital Corporation. The transaction did not have a material impact on the Company's results of operations. The sale of AMEX Life is consistent with the Company's strategy of focusing on its core businesses.

American Express Financial Advisors

Results of Operations For The Three and Nine Months Ended September 30, 1995 and 1994

                                Statement of Income
                                   (Unaudited)

 (Amounts in millions, except percentages and where indicated)

                                            Three Months Ended                  Nine Months Ended
                                              September 30,                       September 30,
                                       -----------------------   Percentage   -----------------   Percentage

                                              1995        1994    Inc/(Dec)     1995       1994    Inc/(Dec)

                                       ------------------------------------   ------------------------------

                                                       C>
 Revenues:
   Investment Income                          $555        $498       11.5%    $1,639     $1,498       9.4%
   Management and Distribution Fees            241         200       20.4        673        604      11.5
   Other Income                                138         124       10.3        406        348      16.4
                                           --------------------                ------------------
         Total Revenues                        934         822       13.5      2,718      2,450      10.9
                                           --------------------                ------------------

 Expenses:
    Provision for Losses and Benefits:

     Annuities                                 293         256       14.4       855        762       12.2
     Insurance                                  99          95        4.6       296        268       10.5

     Investment Certificates                    55          30       84.6       150         77       96.2
                                           --------------------               -----------------
         Total                                 447         381       17.4     1,301      1,107     17.5
   Human Resources                             226         213        6.2       650        620        4.9
   Other Operating Expenses                     64          60        4.9       214        258      (17.0)
                                           --------------------               -----------------
     Total Expenses                            737         654        12.6    2,165      1,985        9.1
                                           --------------------               -----------------
 Pretax Income                                 197         168        17.1      553        465       18.8
 Income Tax Provision                           63          54        17.2      183        151       21.1
                                           --------------------               -----------------
 Net Income                                   $134        $114        17.0     $370       $314       17.7
                                           ====================               ==================

                                                  Selected Statistical Information
                                                   --------------------------------

 Life Insurance in Force (billions)           $57.6      $50.9       13.1     $57.6      $50.9       13.1
                                          ====================               ===================
 Assets Owned and/or Managed (billions):
   Assets managed for institutions            $32.3      $26.7       21.0     $32.3      $26.7       21.0
   Assets owned and managed for individuals
      Owned Assets                             46.2       39.2       17.8      46.2       39.2       17.8
      Managed Assets                           46.3       38.5       20.3      46.3       38.5       20.3
                                          --------------------               -------------------
          Total                              $124.8     $104.4       19.5    $124.8     $104.4       19.5
                                          =====================              ===================

 Sales of Selected Products:
      Mutual Funds                          $2,584      $2,021       27.8    $7,236     $6,871        5.3
      Annuities                               $699      $1,088      (35.8)   $2,757     $3,256      (15.4)
      Investment Certificates                 $363        $324       11.8    $1,379       $695       98.5
      Life and Other Insurance Sales           $94         $78       19.8      $273       $231       18.3

 Fees From Financial Plans (thousands)      $9,798      $9,559        2.5   $29,842    $29,357        1.7
 Number of Financial Advisors                7,930       7,847        1.1     7,930      7,847        1.1
 Product Sales Generated from Financial
      Plans as a Percentage of Total Sales   65.3%       63.5%         -       64.3%      61.5%        -

                                      10

American Express Financial Advisors' revenue and earnings growth for the three and nine months ended September 30, 1995 benefited primarily from higher fee revenues due to an increase in managed assets, as well as an increase in life insurance in force. These increases were partially offset by the impact of lower investment margins, and in the nine month period, lower distribution fees.

The increase in investment income for the three and nine months ended September 30, 1995 reflected higher asset levels. Management and distribution fees in both periods increased reflecting increased management fee revenue due to a higher asset base. The increase in management fees was partly offset by a decline in distribution fees due to the availability, beginning in 1995's second quarter, of a broader range of rear-load funds. The growth in managed assets reflects strong market appreciation and, to a lesser extent, positive net sales. Other income increased in the three and nine months ended September 30, 1995 primarily due to higher life insurance contract charges and premiums.

Provisions for losses and benefits increased in the three and nine months ended September 30, 1995 reflecting increased business in force and higher accrual rates for all products. Human resources expense in both periods increased reflecting an increase in the number of employees and financial advisors compared with last year. Other operating expenses for the nine months ended September 30, 1994 included accelerated amortization of deferred acquisition costs due to surrenders as a result of an annuity exchange plan announced during the first quarter, as well as a higher provision for insurance industry guarantee association assessments.

American Express Financial Advisors

Liquidity and Capital Resources

                                     Selected Balance Sheet Information
                                               (Unaudited)

  (Amounts in billions, except percentages)

                                 September 30, December 31,   Percentage  September 30,   Percentage
                                         1995         1994    Inc/(Dec)           1994    Inc/(Dec)
                                --------------------------------------------------------------------
 Investments                           $28.0        $25.2        10.9%           $24.7        13.6%
 Assets Held in Segregated Accounts    $14.1        $10.9        29.8            $10.7        32.0
 Total Assets                          $46.2        $40.2        15.1            $39.2        17.8
 Reserves for Losses and Benefits      $27.7        $25.6         8.2            $24.8        11.5
 Total Liabilities                     $43.4        $38.0        14.1            $37.1        17.1
 Total Shareholder's Equity             $2.8         $2.1        32.8             $2.2        30.4
 Return on Average Equity               19.8%        19.3%          -             18.7%          -





American Express Financial Advisors' total assets increased from year end primarily reflecting increases in assets held in segregated asset accounts and investments. These increases reflected strong market appreciation and positive net sales.

American Express Bank

Results of Operations For The Three and Nine Months Ended September 30, 1995 and 1994

                              Statement of Income
                                  (Unaudited)

 (Amounts in millions, except percentages)

                                            Three Months Ended                     Nine Months Ended
                                               September 30,                          September 30,
                                         --------------------  Percentage     ------------------ Percentage
                                           1995        1994     Inc/(Dec)     1995        1994     Inc/(Dec)
                                         --------------------------------     -----------------------------

 Net Revenues:

   Interest Income                       $221        $249      (11.2%)          $693        $719     (3.6%)
   Interest Expense                       140         160      (12.3)            450         455     (1.1)
                                         ----------------------               ---------------------
     Net Interest Income                  81           89       (9.2)            243         264     (7.8)
    Commissions, Fees and Other Revenues   59          57        4.0             180         173      4.5
    Foreign Exchange Income                21          17       25.9              61          56      8.1
                                         ----------------------               ---------------------
       Total Net Revenues                 161         163       (1.0)            484         493     (1.7)
                                         ----------------------               ---------------------
 Provision for Credit Losses                1           0         -                5           8    (34.9)
                                         ----------------------               ---------------------
 Expenses:
   Human Resources                          62         62       (1.7)            190         187      1.8
   Other Operating Expenses                 65         70       (6.2)            206         204      1.1
                                         ----------------------               ---------------------
      Total Expenses                       127        132       (4.1)            396         391      1.5
                                         ----------------------               ---------------------
 Pretax Income                              33        31         8.8              83          94    (12.0)
 Income Tax Provision                       11        11         7.6              26          30    (13.4)
                                         ----------------------               ---------------------
 Net Income                                $22       $20         9.5             $57         $64    (11.3)
                                         ======================               =====================

American Express Bank's (the Bank) results for the three and nine months ended September 30, 1995 reflected growth in foreign exchange income, as well as in commissions, fees and other revenues, offset by lower net interest income. Net interest income in both periods declined due to lower spreads on the investment portfolio, as well as higher short-term funding costs. Commissions, fees and other revenues in both periods increased primarily reflecting growth in correspondent banking fee income. Foreign exchange income in both periods increased reflecting higher client driven trading volumes. Operating expenses for the third quarter of 1995 decreased compared with a year ago reflecting the effect of cost containment. Operating expenses increased in the first nine months of 1995 over the year ago level, in part due to spending related to systems technology, which offset the effect of cost containment.

American Express Bank

Liquidity and Capital Resources

                                  Selected Balance Sheet Information
                                             (Unaudited)

(Amounts in billions, except percentages and where indicated)

                               September 30, December 31,  Percentage September 30,   Percentage
                                       1995         1994    Inc/(Dec)         1994     Inc/(Dec)
                            -------------------------------------------------------------------
Investments                            $2.5         $2.8      (9.5%)          $2.9     (13.6%)
Total Loans                            $5.4         $5.0       7.9            $5.4         -
Reserve for Credit Losses
  (millions)                           $115         $109       5.1            $118      (2.5)
Total Assets                          $12.5        $13.3      (5.9)          $14.2     (12.2)
Deposits                               $8.4         $9.1      (7.7)          $10.3     (18.2)
Total Liabilities                     $11.7        $12.5      (6.7)          $13.4     (13.3)
Total Shareholder's Equity             $0.8         $0.8       6.7            $0.8       7.5
Reserves as a Percentage of Total
   Loans                                2.1%         2.2%        -             2.2%        -
Total Nonperforming Loans (millions)    $32          $20      62.5             $33      (3.8)
Other Nonperforming Assets (millions)   $43          $56     (22.9)            $57     (24.8)
Risk-Based Capital Ratios:
  Tier 1                                8.7%         7.5%        -             6.7%        -
  Total                                13.9%        14.7%        -            13.0%        -
Leverage Ratio                          5.6%         4.8%        -             4.2%        -
Return on Average Assets*              0.57%        0.54%        -            0.56%        -
Return on Average Common Equity*       9.95%       10.78%        -           11.43%        -

*  For the year-to-date period


The Bank's total assets declined from year end as modest loan growth was more than offset by declines in cash and cash equivalents and investments reflecting a lower level of client deposits. The increase in nonperforming loans since year end primarily reflects newly classified exposures, partly offset by repayments. The decline in other nonperforming assets primarily reflects the sale of a foreclosed asset. The increase in the Bank's Tier 1 Ratio primarily relates to an increase in retained earnings, a decrease in deferred tax assets and general balance sheet reductions, particularly risk weighted loans. The decline in the Total Capital Ratio from year end reflects the revocation of the convertible feature of subordinated debt and the retirement of a portion of that debt. The increase in the Leverage Ratio is due to an increase in retained earnings and decreases in deferred tax assets and quarterly average assets.

Corporate and Other

Corporate and Other reported third quarter 1995 net expenses of $37 million, compared with net expenses of $29 million a year ago.

Corporate and Other reported net expenses of $107 million in the first nine months of 1995, compared with net expenses of $95 million last year. Results for the first nine months of 1995 included the Company's share of the Travelers Inc. (Travelers) revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division (the 1993 sale) and a gain from the sale of common stock and warrants of Mellon Bank Corporation, which were offset by expenses primarily related to various business building initiatives.

Results for the first nine months of 1994 included income from the Company's share of the Travelers revenue participation, as well as a capital gain on the sale of Travelers preferred stock and warrants which were acquired as part of the 1993 sale. These gains were offset by the Company's costs associated with the Lehman Brothers spin-off and certain business building initiatives.

                     INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 1995, and the related consolidated statements of income for the three-month and nine-month periods ended September 30, 1995 and 1994 and the consolidated statement of cash flows for the nine-month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

                                                   ERNST & YOUNG LLP

                                                   /s/ Ernst & Young LLP

New York, New York
November 13, 1995

                        PART II. OTHER INFORMATION

                         AMERICAN EXPRESS COMPANY

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits

           See Exhibit Index on page E-1 hereof.

       (b) Reports on Form 8-K:


           Form 8-K, dated July 24, 1995, Item 5, reporting the registrant's earnings for the quarter ended June 30, 1995.

           Form 8-K, dated September 21, 1995, Item 5, announcing the possible sale of American Express Bank.

           Form 8-K, dated September 27, 1995, Item 5, announcing the resignation of Jeffrey Stiefler as President of American Express Company, effective as of September 30, 1995.

           Form 8-K, dated October 16, 1995, Item 5, announcing the end of discussions of a possible sale of American Express Bank.

           Form 8-K, dated October 23, 1995, Item 5, reporting the registrant's earnings for the quarter ended September 30, 1995.

                                SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.


                                 AMERICAN EXPRESS COMPANY
                                 ------------------------
                                       (Registrant)




Date:  November 14, 1995         By  /s/ Michael P. Monaco
------------------------         -------------------------
                                 Michael P. Monaco
                                 Executive Vice President and
                                 Chief Financial Officer



Date:  November 14, 1995         /s/ Daniel T. Henry
------------------------         -------------------------
                                 Daniel T.Henry
                                 Senior Vice President and
                                 Comptroller
                                 (Chief Accounting Officer)

                         EXHIBIT INDEX


The following exhibits are filed as part of this Quarterly Report:


Exhibit                     Description

10.1 Agreement between American Express Company and Berkshire Hathaway Inc. and its subsidiaries dated July 20, 1995.

12.1        Computation in Support of Ratio of Earnings to Fixed Charges.

12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

15          Letter re Unaudited Interim Financial Information.

27          Financial Data Schedule.