Form 10-K
period 1995-12-31
AMERICAN EXPRESS CO
filed 1996-03-29
CIK 4962

                         UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     Washington, D.C. 20549
                   ---------------------------
                            FORM 10-K
                   ---------------------------

      /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1995

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

           World Financial Center
              200 Vesey Street
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

Common shares of the registrant outstanding at March 4, 1996 were 479,695,263.

The aggregate market value, as of March 4, 1996, of such common shares held by non-affiliates of the registrant was approximately $22.4 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

               DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV:  Portions of Registrant's 1995 Annual Report to
Shareholders.

Part III:  Portions of Registrant's Proxy Statement dated March 11, 1996.
=============================================================================

                        TABLE OF CONTENTS

Form 10-K
Item Number

     Part I                                                  Page

1.   Business
        Travel Related Services  . . . . . . . . . . . . . . .  1
        American Express Financial Advisors. . . . . . . . . .  8
        American Express Bank. . . . . . . . . . . . . . . .   13
        Corporate. . . . . . . . . . . . . . . . . . . . . .   20
        Foreign Operations . . . . . . . . . . . . . . . . .   20
        Industry Segment Information and
          Classes of Similar Services. . . . . . . . . . . .   21
        Executive Officers of the Registrant . . . . . . . .   21
        Employees. . . . . . . . . . . . . . . . . . . . . .   25
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . .   25
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .   25
 4.  Submission of Matters to a Vote of Security Holders . .   26

     Part II

 5.  Market for Registrant's Common Equity and
       Related Stockholder Matters . . . . . . . . . . . . .   26
 6.  Selected Financial Data . . . . . . . . . . . . . . . .   27
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . . . 27
 8.  Financial Statements and Supplementary Data . . . . . .   27
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . .   27

     Part III

10.  Directors and Executive Officers of the Registrant. . .   27
11.  Executive Compensation. . . . . . . . . . . . . . . . .   27
12.  Security Ownership of Certain Beneficial Owners
       and Management. . . . . . . . . . . . . . . . . . . .   27
13.  Certain Relationships and Related Transactions. . . . .   27

     Part IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K . . . . . . . . . . . . . . . . . . . . .   28
     Signatures. . . . . . . . . . . . . . . . . . . . . . .   29
     Index to Financial Statements . . . . . . . . . . . . .  F-1
     Consent of Independent Auditors . . . . . . . . . . . .  F-2
     Exhibit Index . . . . . . . . . . . . . . . . . . . . .  E-1

                             PART I

ITEM 1.  BUSINESS

    American Express Company (the "registrant") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The registrant and its subsidiaries are primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world.

                     TRAVEL RELATED SERVICES

    American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, "TRS") provides a variety of products and services, including the American Express-R Card (the "Card"), consumer lending, the American Express-R Travelers Cheque (the "Travelers Cheque" or the "Cheque") and other stored value products, corporate and consumer travel products and services, magazine publishing, database marketing and management and Card-related insurance products. TRS offers products and services in over 160 countries. In certain countries, partly owned affiliates and independent operators offer some of these products and services under licenses from TRS.

    TRS' business as a whole has not experienced significant seasonal fluctuation, although Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

    TRS places significant importance on its trademarks and service marks. TRS diligently protects its intellectual property rights around the world.

    CONSUMER CARD SERVICES GROUP

    TRS offers various Card products to individual consumers, including charge cards such as the American Express Personal Card, the American Express-R Gold Card and the Platinum Card-R; and the Optima-R Card, a revolving credit card. Cards are currently issued in 35 currencies and permit Cardmembers to charge purchases of goods and services in the U.S. and in most countries around the world at establishments that have agreed to accept the Card.

    The Card issuer accepts from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided.

    Charge Cards are primarily designed for use as a method of payment and not as a means of financing purchases of goods and services and carry no pre-set spending limit. Charges are approved based on a Cardmember's past spending and payment patterns, credit history and personal resources. Except in the case of extended payment plans (such as Sign & Travel-R accounts), charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed; Card accounts that are past due by a given number of days are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

    The Optima Card comprises a family of revolving credit cards marketed to individuals in the U.S. and several other countries. The Optima Card was initially issued only to existing Cardmembers. In 1994, the Optima True Grace-SM Card was issued in the U.S. on a stand-alone basis. Since then, a variety of other Optima Cards with different payment terms, grace periods and rate structures have been made available to customers. American Express revolving credit cards which do not carry the Optima brand are also issued outside the U.S.

    American Express Centurion Bank ("Centurion Bank") issues the Optima Card in the U.S. and owns substantially all receivables arising from the use of Optima Cards issued in the U.S. In addition, Centurion Bank extends lines of credit in association with certain American Express Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel accounts. The Sign & Travel account allows qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain prepaid travel charges that are purchased with the charge Card. Outside the U.S., consumer lending activities are engaged in by other subsidiaries of the registrant where local regulations permit.

    Cardmembers generally are charged an annual fee, which varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. Certain Optima Cards are offered with no annual fee.

    Cardmembers generally have access to a variety of special services, depending on the type of Card, including: the Membership Rewards-SM Program, Global Assist-R Hotline, Buyer's Assurance-SM Protection Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance Plan and Purchase Protection-SM Plan. A Cardmember participating in the Gold Card program in the U.S. has access to certain additional services, including a Year End Summary of Charges Report; in many instances, the ability to draw on a line of credit; and a lowest price guarantee on most retail purchases. The Platinum Card, offered to certain Cardmembers in the U.S. and certain other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines of participating financial institutions worldwide.

    American Express Credit Corporation ("Credco") purchases most Cardmember receivables arising from the use of Cards (other than Optima Cards) issued in the U.S. and Cardmember receivables in designated currencies arising from the use of Cards outside the U.S. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. TRS also funds Cardmember receivables through an asset securitization program. The cost of funding Cardmember receivables is a major expense of Card operations.

    In 1995, TRS introduced a number of new revolving credit and charge Card products and features pursuant to its strategy of developing a larger selection of products targeted to the needs of specific customer segments and of growing loans outstanding in its consumer lending portfolio. During the year, TRS announced two co-branded Optima Card products, the Hilton-R Optima Card and the Delta-R SkyMiles-TM Credit Card from American Express, which offer rewards provided by the co-branded partners. TRS also introduced other Card products such as the Gold Optima Card and Optima Card for students. TRS plans to continue its strategy and offer additional co-branded and other Card products in the future, and is making a significant investment in a new card processing system to allow the introduction of products in a much shorter time frame.

    The American Express Card and consumer lending businesses are subject to extensive regulation in the U.S. under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the Card and consumer lending businesses either in the U.S. or on a worldwide basis.

     Centurion Bank is a member of the Federal Deposit Insurance Corporation ("FDIC") and is regulated, supervised and regularly examined by the Delaware State Banking Commissioner and the FDIC. Another subsidiary of TRS, American Express Deposit Corporation ("AEDC"), is a Utah-chartered, FDIC-insured industrial loan corporation. In the second quarter of 1996, TRS expects to merge Centurion Bank into AEDC. AEDC would thereafter be the issuer of the Optima Card in the U.S. and conduct the activities currently being performed by Centurion Bank.

    TRS encounters substantial and increasingly intense competition worldwide with respect to the Card and consumer lending businesses from general purpose cards issued under revolving credit plans, particularly VISA-R cards issued by members of VISA International Service Association, Inc. or VISA USA, Inc. (collectively, "VISA"), and MasterCard-R cards issued by members of MasterCard International, Incorporated ("MasterCard"), including cards sponsored by AT&T, General Electric Company, General Motors Corporation and Ford Motor Company. This competition exists among issuers of general purpose charge and credit cards (intrasystem competition) as well as among card systems like VISA, MasterCard and to a lesser extent, Diners Club-R, Dean Witter's NOVUS-SM
Network and JCB (intersystem competition). TRS also encounters competition, to a much lesser extent, from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations. These products are not generally substitutes for TRS' Card products due to their limited acceptance. Many U.S. banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. The issuer of the Discover Card, as well as some issuers of VISA cards and MasterCard cards, charge no annual fees. Certain competing issuers offer premium cards with enhanced services or lines of credit.

    Certain issuers also offer mileage credit to card holders under airline
frequent flyer programs or other types of reward programs or rebates.   In
1995, TRS expanded its Membership Miles-R travel rewards program in the U.S. to include retail merchandise and gourmet gifts and renamed the program
Membership Rewards. The program is also offered outside the U.S. Membership Rewards is an important part of TRS' strategy to increase Cardmember spending and loyalty. More than five million Cardmembers in 27 countries participate in the Membership Rewards program. Due to the success of the program, enrollees now represent a significant portion of Cardmember spending.

    TRS generally charges higher discount rates to service establishments than its competitors. As a result, TRS has encountered complaints from some establishments, as well as suppression of the Card's use. TRS has adjusted its discount structure in certain industries and locations. TRS has also focused on understanding and addressing key factors that influence service establishment satisfaction and has expanded its efforts in successfully handling and resolving suppression problems. TRS' objective is to achieve merchant coverage that is at virtual parity with bankcard networks. TRS has expanded its efforts to increase the number of merchants accepting the Card by utilizing independent sales agents in addition to its own sales force.

    In 1995, TRS expanded the on-line services it provides to Cardmembers, and plans to add more services in the future. Through ExpressNet-SM, Cardmembers may now access account information, pay their American Express Card bills and apply for Cards directly from their computers through America Online, among other available services. TRS also anticipates further developments in payment products and systems. Such changes may include increasing use of debit cards, Card acceptance and other payment vehicles on the Internet, stored value cards, "smart cards" or other card-based or electronic forms of payment.

    The principal competitive factors that affect the Card business are (i) the quality of the service and services, including rewards programs provided to Cardmembers and participating establishments; (ii) the number and spending characteristics of Cardmembers; (iii) the quantity and quality of the establishments that will accept a Card; (iv) the cost of Cards to Cardmembers and of Card acceptance to participating establishments; (v) the terms of payment available to Cardmembers and participating establishments; (vi) the nature and quality of expense management data capture and reporting capability; (vii) the number and quality of other payment instruments available to Cardmembers and participating establishments; and (viii) the success of marketing and promotion campaigns.


    STORED VALUE GROUP

    In light of changing technologies and customer needs, in 1995 the
Travelers Cheque Group expanded its product offerings to other "stored value" products and was renamed the Stored Value Group. The mission of the Stored Value Group is to replace cash with safe, convenient stored value payment systems that satisfy specific customer needs. To support that mission, in
1995 TRS acquired Special Teams, Inc., a company that specializes in delivering stored value university card systems that centralize numerous
administrative and financial functions.   TRS is also testing the FirstClass-SM
PhoneCard, a prepaid telephone card, with the U.S. Postal Service.

    The core of the Stored Value Group's business, however, continues to be Travelers Cheques. American Express Travelers Cheques are sold as a safe and convenient alternative to currency. The Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. The success of the Travelers Cheque operation is in large part related to the worldwide acceptability of the Cheque as a means of payment for goods and services and the worldwide refundability of Cheques that are lost or stolen. American Express Travelers Cheques are issued directly by TRS in U.S. dollars, Canadian dollars, Dutch guilders, Australian dollars, German marks and Japanese yen. French franc and British pound Cheques are primarily issued by joint venture companies in which TRS holds an equity interest and for which TRS provides sales, operations, marketing and refund servicing arrangements. Swiss franc cheques are being issued by a Swiss partnership in which TRS has a partnership interest. In 1995, Spanish Peseta Travelers Cheques, issued by Banco Central Hispano ("BCH"), were made available to American Express Travelers Cheque customers under a joint promotional agreement between TRS and BCH.

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

    TRS also issues the Corporate Travelers Cheque, a cash access product for business travelers, Cheques for Two-R, a Cheque product with two signature lines designed for people who are traveling together, and the American Express-R Gift Cheque. All of these Cheque products operate with the same signature-counter- signature negotiation procedure as Travelers Cheques and are refundable to the purchaser in the event of loss or theft.

    Although the registrant believes that TRS is the leading issuer of travelers checks, consumers have a choice of many forms of payment instruments, including other brands of travelers checks, charge and debit cards and national and international automated teller machine networks. TRS expects increasing developments in stored value cards, smart cards and other electronic forms of payment, and plans to offer a range of new stored value and other products in the future to compete in this area. The principal competitive factors affecting the travelers check industry are (i) the acceptability of the checks throughout the world as an alternative to currency; (ii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen; (iii) the compensation paid to, and frequency of settlement by, selling agents; (iv) the availability to the consumer of other forms of payment; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotion campaigns; and (vii) the amount of the fee charged to the consumer.

    CORPORATE CARD AND TRAVEL BUSINESSES

    The American Express Corporate Card is a charge card issued to individuals through a corporate account established by their employer for business purposes. TRS, through its Corporate Card program, is the leading provider to large and small businesses of travel and expense management systems, and services such as the Business Travel Accident Insurance Plan offered to large businesses and the Accident Disability Plan provided to small businesses. In 1995, TRS enhanced its expense management system for large Corporate accounts and expanded the range of products for small businesses with the launch of the Corporate Platinum Card. TRS achieved substantial growth in the Corporate Card businesses in 1995.

    TRS also provides American Express Government Card charge card services to federal employees who travel on official government business. In addition, the American Express Corporate Card is the business expense management system used by 36 of the 50 states.

    In recent years, there has been increased focus by competitors on the Corporate Card business. For a discussion of competition relating to the Card business, see pages 3 and 4 above.

    In 1994, TRS launched the American Express Corporate Purchasing Card.
This charge Card is intended to provide an efficient, low-cost system for managing purchases of supplies, equipment and services by companies.
Employees of the company to whom Corporate Purchasing Cards are issued can use the Cards to order directly from suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. TRS pays the suppliers and submits a single monthly billing statement to the company. Due to the needs of companies in implementing the Purchasing Card, growth in this product has been much slower than originally planned.

    TRS provides a wide variety of travel services to customers traveling for business and personal purposes and is the leading business travel provider worldwide. Travel services include trip planning, reservations, ticketing, and other incidental services. In addition, for business travel accounts, TRS provides corporate travel policy consultation and management information systems and group and incentive travel services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers. In 1995, TRS introduced a new structure of service fees for certain transactions such as re-ticketing, courier services and complex itineraries. TRS also receives management fees from certain business travel accounts.

    To meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment needs, the Travel Management Services unit ("TMS") integrates the Corporate Card and business travel services in the U.S. and certain foreign countries. TMS offers to its client companies services to manage their travel and entertainment budgets. In addition, this service provides clients with an information package to plan, account for and control travel and entertainment expenses. TMS provides a state-of-the-art expense management system, which captures and reconciles expense report data with Corporate Card charge data. New software was introduced during 1995 for large Corporate accounts which allows Corporate cardholders to access current account data via E-mail to create their own expense reports in a short period of time.

    Vigorous competition is encountered in the travel business from more than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad. This competition is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the fact that a number of independent agencies have been acquired by larger travel companies. Travel agency groups also have increased in size, enabling independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

    More recently, changes in the travel agent compensation structure (i.e., the limits on airfare commissions) have been imposed by airlines in an environment of heightened competition, which has caused some independent agencies to go out of business. It is also possible that customers may increasingly seek alternative channels to make travel arrangements, such as on-line vendors or in some cases "ticketless" airline services that require booking directly with the airlines. It is anticipated that travel agents will continue to provide value by making available fare and ticketing information
for competing airlines on a timely basis.   It is also expected that travel
agencies will continue to look for expense reduction opportunities. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines with respect to computer reservation systems and compensation and pricing arrangements.

     In 1995, TRS launched Express Reservations on ExpressNet, which allows customers to make airline reservations and order tickets on-line. TRS plans to offer other new services in the future in response to changes in the traditional travel agent distribution channel.

    TRS INTERNATIONAL

    In 1995, TRS took several steps to enhance its international businesses in recognition of the importance of markets outside the U.S. to the registrant's long-term growth strategy.

    In the past, TRS generally has issued its own Cards and processed service establishment charges internally. However, in selected countries outside the U.S. where TRS has not established operations or issued Cards denominated in local currencies (including Croatia, South Africa and Venezeula), TRS has, since the early 1970's, appointed banks or other third parties to be Independent Operators handling the domestic aspects of all Card service functions in such countries, including issuing the Card. In 1995, TRS signed Independent Operator Agreements with Banco Commercial Portugues in Portugal, Bank Hapoalim in Israel, Alpha Credit Bank in Greece and Tong Yang Group in Korea, establishing such parties as charge Card issuers in their respective markets. TRS expects to establish additional types of arrangements with banks outside the U.S. in selected markets where it believes that such arrangements will enhance Card distribution and expand the merchant base. In January 1996, TRS filed a complaint with the European Commission against the contemplated adoption by Visa International Service Association, Inc. of a by-law that would result in the automatic termination of Association membership of any member bank issuing the Card.

    In 1995, TRS also launched a credit card in the United Kingdom, its first stand-alone revolving credit card issued outside the U.S. Similar revolving credit cards are now also being tested in other countries. In addition, during 1995, TRS expanded programs outside the U.S., such as Membership Rewards and Relationship Statementing, which links rewards directly to Cardmembers' spending patterns.

    TRS also continued to implement its strategy of acquiring business travel agencies on a worldwide basis to meet the needs of its multinational business travel and Corporate Card customers. In 1995, TRS' French travel subsidiary and Havas Voyages, the largest French travel agency, agreed to combine their business travel operations in France in a jointly owned company. TRS also acquired Bel Air Viagens, the largest business travel agency in Brazil.

    OTHER PRODUCTS AND SERVICES

    TRS publishes Travel & Leisure-R, Food & Wine-R, Departures-TM and Your Company-TM magazines.

    American Express Relationship Services ("AERS") was created in 1994 to deliver nontraditional American Express products and services which address the information, access, security and telecommunications needs of new and existing customers. AERS includes TRS' existing Merchandise Services and Fee Services units as well as new telecommunications and business development units. Through AERS, TRS offers merchandise directly to Cardmembers, who may elect to pay for the products they purchase in installments with no finance charges. Products can now also be purchased through computer via America Online.

    TRS also provides through its subsidiary, Epsilon Data Management, Inc., proprietary database marketing and management.

    In 1995, TRS sold AMEX Life Assurance Company ("Amex Life") to General Electric Capital Corporation ("GE Capital"). GE Capital acquired Amex Life's long-term care insurance business, as well as its long-term disability, corporate owned life insurance and other group insurance (primarily accidental death insurance) businesses. The transaction did not include American Express Card- related insurance products, including Automatic Air Flight insurance and a deferred annuity marketed under the name Privileged AssetsR. These products are marketed to Cardmembers through direct response methods.

               AMERICAN EXPRESS FINANCIAL ADVISORS

    American Express Financial Corporation ("AEFC") is engaged in providing a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. AEFC's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, tax preparation and bookkeeping services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1995, American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, maintained a nationwide financial planning field force of 7,945 persons. AEFC's marketing system consists primarily of AXP Advisors field force operating in 50 states, the District of Columbia and Puerto Rico, organized in five regions and 45 market areas.

    DISTRIBUTION OF PRODUCTS AND SERVICES

    AXP Advisors offers financial planning and investment advisory services to individuals for which it charges a fee. AXP Advisors financial planning services provide financial analyses addressing six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning, as well as asset allocation. To complete their financial plans, AXP Advisors' financial advisors provide clients with recommendations of products from the more than 100 products distributed by subsidiaries and affiliates of AEFC as well as products of approved third parties.

    First-year financial advisors are compensated primarily by salary, while veteran financial advisors receive compensation based largely on sales. AXP Advisors' field force compensation is structured to encourage advisor retention and product persistency, while adding stability to the financial advisor's income. In attracting and retaining members of the field force, AXP Advisors competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. AXP Advisors has undertaken a major initiative called "IDS 1994" to make changes in its business processes, field organization and compensation arrangements to improve advisor retention and client satisfaction. Pursuant to this initiative, in 1995, AEFA tested certain computer-based tools for advisors, including a new desktop financial planning system, and plans to commence implementation of such tools nationwide in 1996. AEFA also implemented new training programs in 1995 to help advisors enhance client service and increase productivity.

    Although the use of a dedicated field force may entail higher initial costs than other forms of marketing, such as direct-response marketing or independent agency distribution, AXP Advisors believes that its ability to provide broad-based integrated services on a relationship basis is a competitive advantage.

    In addition to marketing through a dedicated sales force, AXP Advisors is actively pursuing alternative approaches for the distribution of its financial planning services, and investment, insurance and annuity products, including networking arrangements with community banks, credit unions and lending entities in the Farm Credit System. AXP Advisors believes that it is important to provide these alternatives to enhance its competitiveness in the marketplace.

    AXP Advisors does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia and Puerto Rico. AEFC and AXP Advisors are registered as broker-dealers and investment advisors regulated by the Securities and Exchange Commission ("SEC"), and are members of the National Association of Securities Dealers, Inc. ("NASD"). AXP Advisors' financial advisors must obtain state and NASD licenses required for the businesses.

    AXP Advisors anticipates regulatory oversight of the securities and commodities industries to increase at all levels. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees.

    The financial services industry responds to consumer needs for money management, risk management and investments. Industry competition focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety and distribution system. Competition in the financial services market is very intense and AEFC competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies, whose products and services increasingly cross over the traditional lines that previously differentiated one type of institution from another. Competition has also extended to individuals working in the financial services industry and certain financial institutions have recently shown increased interest in seeking to hire AXP Advisors' financial advisors.

    AEFC's business does not as a whole experience significant seasonal fluctuations.


    INSURANCE AND ANNUITIES

    AEFC's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents.
IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts to banks, thrift institutions and stock brokerages. American Centurion Life Assurance Company ("American Centurion Life") is another IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers in New York, as well as fixed and variable annuities to banks, thrift institutions and stock brokerages in New York. IDS Life also owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers who reside in states other than New York.

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

    IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York Department of Insurance.
The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the contents of insurance policies. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Virtually all states also mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry including taxation and accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon AEFC's insurance subsidiaries.

    As a distributor of variable annuity and life insurance contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

    IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 19 states. This insurance is underwritten to some extent by AMEX Assurance Company, a subsidiary of the registrant, in 17 of these states and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois.

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

    INVESTMENT CERTIFICATES

    IDS Certificate Company ("IDSC"), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. IDSC is registered as an investment company under the Investment Company Act of 1940. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons owning one type of certificate may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. AEFC acts as investment manager for IDSC. IDSC's certificates are sold primarily by AXP Advisors' field force. Certificates are also marketed by American Express Bank Ltd. to its foreign customers.

    IDSC currently offers eight types of face-amount certificates. The specified maturities of the certificates range from four to twenty years. Within their specified maturity, most certificates have interest rate periods ranging from one to thirty-six months. Certificate owners can withdraw their certificate investments at the end of an interest rate period.

    IDSC is the largest issuer of face-amount certificates in the U.S. Such certificates compete, however, with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

    MUTUAL FUNDS

    AXP Advisors offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The "IDS MUTUAL FUND GROUP" consists of 32 publicly-offered mutual funds, with varied investment objectives, and includes, for example, money market, tax-exempt, bond and stock funds. AEFC believes that the IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1995 of $48.1 billion, was the eleventh largest mutual fund organization in the U.S. and, excluding money market funds, was the seventh largest. AXP Advisors, as principal underwriter, maintains a continuous public offering of shares of each fund. For most funds, shares are sold in three classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is five percent of the offering price with reduced sales charges for larger purchases. Class B shares are sold with a rear load. The maximum sales charge is five percent declining to no charge for shares held over six years. Class Y shares are sold to institutional clients with no load.

    The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, investment performance, the variety of products and services offered and the convenience to the investor. The funds compete with other investment products, including funds that have no sales charge (known as "no load" funds), and with funds distributed through independent brokerage firms, as well as with those distributed by other "exclusive" sales forces.

    OTHER PRODUCTS AND SERVICES

    IDS Advisory Group Inc. ("IDSA"), a subsidiary of AEFC, provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients"). At December 31, 1995, IDSA managed securities portfolios totaling $12.1 billion for 187 accounts. International or global investment management is offered to U.S.-based institutional clients by IDS International, Inc., a U.S. company with offices in London, and to non-U.S. based institutional clients by IDS Fund Management Ltd., an English company, with offices in Hong Kong, Singapore and London. At December 31, 1995, IDS International, Inc. managed securities portfolios totaling $5.1 billion for 32 accounts; and IDS Fund Management Ltd. managed securities portfolios totaling $1.2 billion for 22 accounts. IDS International, Inc.
and IDS Fund Management Ltd. are wholly-owned subsidiaries of AEFC.

    AXP Advisors also offers investment management services for wealthy individuals and small institutions. IDS Wealth Management Service offers a wrap program marketed to wealthy individuals through AXP Advisors' financial advisors and marketing employees and third-party referrals. American Express Strategic Portfolio Services offers a mutual fund wrap program to wealthy individuals. Portfolio Management Group ("PMG") offers discretionary investment management services to the above types of clients with account sizes between $1 million and $10 million. As of December 31, 1995, PMG managed securities portfolios totaling $700 million for 132 accounts. IDS Wealth Management Service, American Express Strategic Portfolio Services and PMG are operating divisions of AXP Advisors.

    American Express Trust Company ("AETC") provides trustee, custodial, recordkeeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC, through its personal trust division, offers trust services to individuals and organizations. AETC is trustee of over 800 benefit plans which represent approximately $11 billion in assets and 550,000 participants. AETC has assets under custody in excess of $71 billion and provides non-trusteed, investment management of assets in excess of $5 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division).

    AXP Advisors distributes a variety of real estate limited partnership investments issued by other companies. AXP Advisors also distributes from time to time managed futures limited partnerships in which an AEFC subsidiary is a co- general partner.

    American Express Tax and Business Services Inc., a subsidiary of AEFC, offers tax planning, tax preparation and small business consulting services to clients in 55 locations in 20 states, and expects to expand this business through acquisitions in the future.

    In 1995, AEFC continued to expand its securities brokerage services. American Express Securities Services, a division of AXP Advisors, holds $2.3 billion in assets for clients. American Enterprise Investment Services Inc., a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for 80,000 retail and institutional clients of American Express Securities Services. American Enterprise Investment Services Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

    The registrant and AXP Advisors are continuing to develop a separate distribution system which is complementary to the existing system of AXP Advisors operating under the name American Express Financial Services Direct. It will include not only products from AXP Advisors, but also from other businesses of the registrant and selected outside vendors. Payment, credit, insurance and investment products will be offered. American Express Financial Services Direct intends to use direct marketing, financial consultants and on-line services to help prospects and clients select appropriate products and services.

    In 1995, the registrant and AXP Advisors also developed a number of strategies to pursue several different opportunities to provide financial products and services to employees at their places of work. These opportunities include expanding a number of existing businesses, including 401(k) retirement and other benefits services, tax and business services, securities brokerage and financial education services.


                      AMERICAN EXPRESS BANK

    The registrant's wholly-owned subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), offers products that meet the financial service needs of three client groups: wealthy entrepreneurs and their companies, financial institutions and retail customers. AEB does not directly or indirectly do business in the U.S. except as an incident to its activities outside the U.S. Accordingly, the following discussion relating to AEB generally does not distinguish between U.S. and non-U.S. based activities.

    Historically managed on a geographic basis, AEB is implementing a global line-of-business organizational structure begun in 1995. AEB's four business lines are correspondent, commercial and private banking, and consumer financial services. Correspondent banking serves leading local banks primarily in emerging markets and includes transaction payments and a wide range of trade finance products such as letters of credit and payment guarantees, collections, check clearing and bankers acceptances. Commercial banking is provided to businesses, most of which are owned by wealthy entrepreneurs, and includes trade finance, working capital loans and equipment finance. Private banking focuses on wealthy entrepreneurs by providing such customers with investment management, trust and estate planning, deposit instruments and secured lending. Consumer financial services is primarily a direct response business. Products include interest- bearing deposits, unsecured lines of credit, installment loans and money market funds. AEB also provides treasury services to all segments of its customer base which include spot and forward foreign exchange, interest rate and currency swaps and various other derivative instruments.

    In certain countries outside the U.S. and Canada, in some cases by arrangement with TRS, AEB provides travel related services consisting of Card, travel and Travelers Cheque products. In the future, AEB expects to more fully integrate its business with other parts of the registrant, including serving a greater role as an international platform to support TRS' business globally.

    AEB has a global network with offices in 36 countries. Its international headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is also headquartered in New York City and has branches in New York City and Miami.

    In part because of a structure that lacks scale in many markets, AEB continues to focus on initiatives to reduce and control its expense base worldwide. In 1994, AEB entered into a 10-year contract with Electronic Data Systems Corporation for the outsourcing of AEB's global systems support and development and data processing functions.


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

    AEB's total assets were $12.3 billion at December 31, 1995, compared with $13.3 billion at December 31, 1994. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.5 billion at December 31, 1995, compared with $5.6 billion at December 31, 1994.

   The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1995 (dollars in millions):
                                         1995      1994    1993
                                         ----      ----    ----
Net financial revenues                   $643      $652    $677
Noninterest expenses                      521       525     499
Net income                                 77        80      92
-----------------------------------------------------------------------------
Cash and deposits with banks            1,992     2,605   2,668
Investments                             2,537     2,765   2,819
Loans, net                              5,317     4,881   5,488
Total assets                           12,324    13,291  14,137
----------------------------------------------------------------------------
Customers' deposits and credit
  balances                              8,480     9,103  10,178
Shareholder's equity (a)                  837       758     755
-----------------------------------------------------------------------------
Return on average assets                0.59%     0.54%   0.65%
Return on average common equity (b)     9.99%    10.89%  13.67%
-----------------------------------------------------------------------------
Total loans/deposits and credit
  balances from customers              64.00%    54.81%  55.16%
Average common equity/average
  assets (b)                            5.57%     4.71%   4.57%
Risk-based capital ratios:
  Tier 1                                 8.9%      7.5%    6.3%
  Total                                 13.0%     14.7%   10.2%
Leverage ratio                           5.8%      4.8%    4.4%
-----------------------------------------------------------------------------
Average interest rates earned: (c)
  Loans (d)                             8.68%     7.58%   7.06%
  Investments (e)                       8.71%     9.54%   9.21%
  Deposits with banks                   6.65%     5.73%   5.67%
-----------------------------------------------------------------------------
Total interest-earning assets (e)       8.15%     7.62%   7.17%
-----------------------------------------------------------------------------
Average interest rates paid: (c)
  Deposits and credit balances from
    customers                           6.10%     5.41%   5.73%
  Borrowed funds, including long-term
    debt                                5.55%     4.99%   4.18%
-----------------------------------------------------------------------------
Total interest-bearing liabilities      6.00%     5.35%   5.46%
-----------------------------------------------------------------------------
Net interest income/total average
  interest-earning assets (e)           2.88%     2.85%   2.92%
----------------------------------------------------------------------------
(a) AEB declared and paid a special dividend of $75 million to the registrant on January 31, 1996.
(b)    ROE is calculated excluding the effect of SFAS No. 115 in 1995 and 1994.
(c) Based upon average balances and related interest income and expense, including the effect in 1995 and 1994 of interest rate products where appropriate and transactions with related parties.
(d) Interest rates have been calculated based upon average total loans, including those on nonperforming status.
(e)    On a tax equivalent basis.

  The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1995
    (millions):

By Geographical Region (a)      1995    1994  1993   1992   1991
------------------------------------------------------------------------------
Asia/Pacific                  $2,151 $2,144 $2,186 $1,792 $1,891
Europe                           876    903  1,091  1,177  1,498
Indian Subcontinent              970    721    850    908    624
Latin America                    617    589    749    675    546
North America                     76     81    283    382    468
Middle East                      614    345    368    357    365
Africa                           124    207     87     65     61
------------------------------------------------------------------------------
Total                         $5,428 $4,990 $5,614 $5,356 $5,453
==============================================================================
                           1995
              ---------------------------------
                          Due After
                          1 Year
                   Due    Through Due
By Type            Within   5    After 5
and Maturity       1 Year Years(b)Years(b) 1995    1994    1993    1992    1991
-------------------------------------------------------------------------------
Loans to           $2,344  $258    $12   $2,614  $2,328  $2,652  $2,628  $2,355
 businesses(c)
Real estate
 loans                342   153      6      501     592     708     665     751
Loans to banks and
 other financial
 institutions       1,207    32      1    1,240     915   1,083     666     731
Equipment
 financing(d)          15    27      1       43      79     105     386     501
Consumer loans        829    84      4      917     941     912     850     945
Loans to governments
 and official          56     -      4       60      81      89      96      96
 institutions
All other loans        53     -      -       53      54      65      65      74
-------------------------------------------------------------------------------
Total              $4,846  $554    $28   $5,428  $4,990  $5,614  $5,356  $5,453
===============================================================================

(a) Based primarily on the domicile of the borrower.

(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $131 million, while those at floating (adjustable) interest rates totaled $451 million.

(c) Business loans, which accounted for approximately 48 percent of the portfolio as of December 31, 1995, were distributed over 26 commercial and industrial categories.

(d) The decrease from December 31, 1992 to December 31, 1993 reflects $163 million of equipment finance (aircraft) loans transferred to other performing assets upon foreclosure (as aircraft assets leased to others). The total value of aircraft assets leased to others at December 31, 1995 was approximately $361 million. In January of 1996, AEB transferred to the registrant its aircraft assets leased to others which consisted of aircraft on operating leases as well as loans secured by commercial aircraft. The transfer price of $286 million, which is net of assumed liabilities, was partially financed through a $120 million, three-year note. The remainder was paid in cash.

    The following table sets forth AEB's nonperforming loans at year end for each of the five years in the period ended December 31, 1995 (millions):


                                    1995   1994    1993  1992   1991
     ------------------------------------------------------------------------
     Loans to businesses            $ 20   $ 12    $ 24  $ 22   $ 21
     Real estate loans                 1      4      19    69      5
     Equipment financing               1      3       -     6      5
     Loans to banks and other
       financial institutions          8      -       -     4      4
     Loans to governments
       and official institutions       1      1       -     1      3
     Consumer loans                    3      -       -     -      -
     ------------------------------------------------------------------------
     Total (a) (b)                  $ 34   $ 20    $ 43  $102   $ 38
     ========================================================================

     (a) AEB's real estate owned totaled $44 million at December 31, 1995, $56 million at December 31, 1994 and $89 million at December 31, 1993, and represent balances transferred from nonperforming loans as a result of foreclosures. The 1995 decrease as well as the decrease from 1993 to 1994 primarily reflected the sale of foreclosed properties.
     (b)   Reduced rate loans were immaterial in amount.

     The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1995 (dollars in millions):

                              1995   1994   1993   1992   1991
                              ----   ----   ----   ----   ----
Total loans at year end     $5,428 $4,990 $5,614 $5,356 $5,453
                            ====== ====== ====== ====== ======
Reserve for credit losses-
  January 1,                $  109 $  126 $  153 $  116 $  326
Provision for credit losses      7      8     44    121     44
Translation and other (a)        -     -     (21)    (1)     3
                           ------- ---------------------------
  Subtotal                     116    134    176    236    373
                           ------- ---------------------------

Write-offs:
  Real estate loans              -      1     16     30      7
  Loans to businesses            3     21     19     21     88
  Loans to banks and other
    financial institutions       1      3      -      4     18
  Equipment financing            1      -      -      -      -
  Loans to governments and
    official institutions        1      -      -      2    149
  Consumer loans                19     19     20     40      4
  All other loans                -      -      6      1      -
Recoveries:
  Loans to businesses          (5)     (4)    (4)    (8)    (6)
  Loans to banks and other
    financial institutions     (3)     (3)    (1)    (1)    (1)
  Real estate loans             -       -      -      -     (1)
  Equipment financing          (1)     (2)     -      -      -
  Consumer loans              (11)    (10)    (6)    (5)    (1)
  All other loans               -       -      -     (1)     -
                            ------  ------------------- ------
    Net write-offs              5      25     50     83    257
                            ------ ------  ------------ ------
Reserve for credit losses-
  December 31,             $  111  $  109 $  126$   153 $  116
                            =============  ============ ======
Reserve for credit losses/
  total loans                2.04%   2.19%   2.24% 2.85%  2.13%
                           ======  ======  ============ ======



(a) The decline in 1993 was primarily due to the transfer of reserves relating to loans reclassified to other performing assets upon foreclosure.
--------------------------

    Interest income is recognized on the accrual basis. Loans, other than certain consumer loans, are placed on nonperforming status when payments of principal or interest are 90 days past due, or if in the opinion of management the borrower is unlikely to meet its contractual commitments. When loans are placed on nonperforming status, all previously accrued interest not yet received is reversed against current interest income. Cash receipts of interest on nonperforming loans are recognized either as income or as a reduction of principal, based upon management's judgment as to the ultimate collectibility of principal. Consumer loans principally consist of lines of credit. These loans are written off against the reserve for credit losses generally on a formula basis upon reaching specified contractual delinquency stages or earlier if the loan is otherwise deemed uncollectible. Interest income assessed on customers generally accrues until such time a loan is written off.

    A reserve for credit losses is maintained to absorb losses inherent in the loan portfolio and in other credit-related on- and off- balance sheet financial instruments. The reserve is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, which include the historical credit loss experience in relation to outstanding credits, a continuous determination as to the collectibility of each credit, and management's evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions. Management's assessment of the adequacy of the reserve is inherently subjective, as significant estimates are required. Loans determined to be uncollectible, as well as other credit losses, are charged against the reserve, with any subsequent recoveries credited to the reserve.

    RISKS

    The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1995, AEB had significant investments in certain on- and off- balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, the Indian Subcontinent, Europe and North America. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk. AEB does not anticipate any material losses as a result of these concentrations.

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

    For a discussion relating to AEB's use of derivative financial instruments, see pages 27 and 28 under the caption "Risk Management," and Note 11 on pages 42 through 45, of the registrant's 1995 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

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

    In addition, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI. AEBI is subject to a 1993 agreement with the Federal Reserve Board pursuant to which AEBI agreed to correct two alleged violations of regulations of the Federal Reserve Board and amend certain internal policies and procedures.

    Since AEB does not do business in the U.S. except as an incident to its activities outside the U.S., the registrant's affiliation with AEB neither causes the registrant to be subject to the provisions of the Bank Holding Company Act of 1956, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed on grandfathered nonbank banks by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates.

    As a matter of policy, AEB actively monitors compliance with regulatory capital requirements. These requirements are essentially represented by the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 15, AEB is considered to be well capitalized at December 31, 1995.

                             CORPORATE

    The Balcor Company Holdings, Inc. and its subsidiaries (collectively, "Balcor"), formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation is expected to be substantially completed in 1996. In 1994, Balcor sold its property management business. At December 31, 1995, Balcor's assets, excluding cash and cash equivalents, totaled $382 million with related reserves of $109 million. Balcor's assets at December 31, 1995 included investments in real estate, interests in partnerships, real estate loans and advances to limited partnerships originated by Balcor.

                       FOREIGN OPERATIONS

    TRS derives a significant portion of its revenues from the use of the Card, Travelers Cheques and travel services in countries outside the U.S. and continues to broaden the use of these products and services outside the U.S. Political and economic conditions in these countries, including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency and for the remittance of the proceeds of Travelers Cheque sales, can have an effect on TRS' revenues. Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the Card on account of spending outside the local country.

    The major portion of AEB's banking revenues is from business conducted in countries outside the U.S. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

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

  INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

    Information with respect to the registrant's industry segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the registrant, which appears on pages 48 through 50 of the registrant's 1995 Annual Report to Shareholders, which note is incorporated herein by reference.


              EXECUTIVE OFFICERS OF THE REGISTRANT

    All of the executive officers of the registrant as of March 29, 1996, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -          Chairman and Chief Executive Officer; Chairman and
                        Chief Executive Officer, TRS

    Mr. Golub (57) has been Chief Executive Officer of the registrant since February 1993, Chairman of the registrant since August 1993 and Chairman and Chief Executive Officer of TRS since November 1991. Prior to August 1993, he had been President of the registrant since July 1991. Prior to January 1992, he was also Chairman of American Express Financial Corporation. Prior to July 1991, he had been Vice Chairman of the registrant and Chairman and Chief Executive Officer of American Express Financial Corporation.

KENNETH I. CHENAULT -   Vice Chairman

    Mr. Chenault (44) has been Vice Chairman of the registrant since January 1995. Prior to May 1995, he had also been President, U.S.A. of TRS since August 1993. Prior thereto, he had been President, Consumer Card Group, TRS.

GEORGE L. FARR -        Vice Chairman

    Mr. Farr (56) has been Vice Chairman of the registrant since May 1995. Prior thereto, he had been a director of McKinsey & Company.


JONATHAN S. LINEN -     Vice Chairman

    Mr. Linen (52) has been Vice Chairman of the registrant since August 1993.

Prior thereto, he had been President and Chief Operating Officer of TRS since March 1992. Prior thereto, he had been President and Chief Executive Officer of the Shearson Lehman Brothers Division of Shearson Lehman Brothers Inc.


STEVEN W. ALESIO -      President, Travel Services Group, TRS

    Mr. Alesio (41) has been President, Travel Services Group, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Services Group, TRS since June 1995. Prior thereto, he had been Executive Vice President, Corporate Card, TRS since November 1993. Prior thereto, he had been Senior Vice President of the Consumer Travel Network, TRS.

ANNE M. BUSQUET -       President, American Express Relationship Services,
                        TRS

    Mrs. Busquet (45) has been President, American Express Relationship Services, TRS since October 1995. Prior thereto, she had been Executive Vice President, Consumer Card Group since November 1993. Prior thereto, she had been Senior Vice President and General Manager, Merchandise Services.


EDWARD P. GILLIGAN -    President, Corporate Services, TRS

    Mr. Gilligan (36) has been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995. Prior thereto, he had been Senior Vice President and General Manager Eastern Region of Travel Management Services, TRS since June 1992. Prior thereto, he had been Vice President, Corporate Client Services, TRS.


JOHN D. HAYES -         Executive Vice President, Global Advertising

    Mr. Hayes (41) has been Executive Vice President, Global Advertising since May 1995. Prior thereto, he had been President of Lowe & Partners/SMS since January 1991. Prior thereto, he had been President and Chief Executive Officer of Greer Du Bois.


WILLIAM J. HERON, JR. - President, American Express Financial Services
                        Direct

    Mr. Heron (54) has been President of American Express Financial Services Direct since July 1995. Prior thereto, he had been Chief Executive Officer of The Swig Investment Company since April 1993. Prior thereto, he had been Group Executive, U.S. Consumer Business, Citicorp and Division Executive, New York Business, Citibank.


DAVID C. HOUSE -        President, Establishment Services Worldwide, TRS

    Mr. House (46) has been President, Establishment Services Worldwide, TRS since October 1995. Prior thereto, he had been Senior Vice President of Sales and Field Marketing for the U.S. Establishment Services Group since January 1993. Prior thereto, he had been Senior Vice President of Reebok
International, Inc.


DAVID R. HUBERS -       President and Chief Executive Officer, American
                        Express Financial Corporation

    Mr. Hubers (53) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993. Prior thereto, he had been a Senior Vice President of American Express Financial Corporation.

JOSEPH W. KEILTY -      Executive Vice President, Quality & Human
                        Resources, Chief Quality Officer

    Mr. Keilty (58) has been Executive Vice President since November 1991. Prior thereto, he had been Managing Director of Keilty, Goldsmith & Company, a consulting company.


CARL B. LEHMANN, III -  President, Stored Value Group, TRS

    Mr. Lehmann (42) has been President, Stored Value Group, TRS since October 1993. Prior thereto, he had been Senior Vice President, Cheque Products, TRS.


ALLAN Z. LOREN -        Executive Vice President and Chief Information
                        Officer

    Mr. Loren (57) has been Executive Vice President and Chief Information Officer since May 1994. Prior thereto, he had been President and Chief Executive Officer of Galileo International since January 1991. Prior thereto, he had been President of Apple U.S.A., a division of Apple Computer Corp.


MICHAEL P. MONACO -     Executive Vice President and Chief Financial
                        Officer

    Mr. Monaco (48) has been Executive Vice President and Chief Financial Officer since September 1990. Prior to July 1995, he had also been Treasurer since April 1992.


LOUISE M. PARENT -      Executive Vice President and General Counsel

    Ms. Parent (45) has been Executive Vice President and General Counsel of the registrant since May 1993. Prior thereto, she had been Deputy General Counsel of the registrant since January 1992. Prior thereto, she had been General Counsel of First Data Corporation.


PHILLIP J. RIESE -      President, Consumer Card Services Group, TRS;
                        Chairman of the Board of American Express
                        Centurion Bank

    Mr. Riese (46) has been President, Consumer Card Services Group, TRS since September 1995. Prior thereto, he had been President, Cardmember Financial Services Group, TRS since September 1993. He has been Chairman of the Board of American Express Centurion Bank since August 1993. Prior to September 1993, he had been Executive Vice President and General Manager of the Charge Card Group.


THOMAS O. RYDER -       President, TRS International

    Mr. Ryder (51) has been President, TRS International since October 1995. Prior thereto, he had been President, Establishment Services Worldwide, TRS since 1993. Prior thereto, he had been Executive Vice President and General Manager of the Establishment Services Division, TRS.

THOMAS SCHICK -         Executive Vice President, Corporate Affairs and
                        Communications

    Mr. Schick (49) has been Executive Vice President since March 1993. Prior thereto, he had been Executive Vice President of TRS since October 1992.
Prior thereto, he had been Senior Executive Vice President of Shearson Lehman Brothers Inc.


JOHN A. WARD, III -     Chairman and Chief Executive Officer, American
                        Express Bank Ltd.

    Mr. Ward (49) has been Chairman and Chief Executive Officer, American Express Bank Ltd. since January 1996. Prior thereto, he had been Executive Vice President of Chase Manhattan Bank since September 1993 and Chief Executive Officer of Chase BankCard Services since July 1993. Prior thereto, he had been President of Chase Personal Financial Services.


                            EMPLOYEES

    The registrant had 70,347 employees on December 31, 1995.


ITEM 2.  PROPERTIES

    The registrant's headquarters are in a 51-story, 2.2 million square foot building located in lower Manhattan, known as American Express Tower, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. ("Lehman") is also headquartered at the building and is a co-owner.

    Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida, Phoenix, Arizona, Greensboro, North Carolina and Salt Lake City, Utah, and American Express Canada, Inc. headquarters, Markham, Ontario, Canada, all of which are owned by the registrant or its subsidiaries.

    AEFC's principal locations are its headquarters, the IDS Tower, a portion of which the company leases until 2002, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AEFC also owns Oak Ridge Conference Center, a training facility and conference center, in Chaska, Minnesota.

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

    SAFRA-RELATED ACTIONS

    Two purported shareholder derivative actions, now consolidated, were brought in October 1990 in New York State Supreme Court and three purported derivative actions, also consolidated, were brought in early 1991 in the U.S. District Court for the Southern District of New York against all of the then current directors, certain former directors and certain former officers and employees of the registrant. The consolidated state court complaint alleges that defendants breached their duty of care in managing the registrant, purportedly resulting in losses and in the registrant's payment of $8 million in July 1989 to certain charities agreed to by the registrant and Edmond J. Safra. The federal complaints also alleged breach of duty in connection with a severance arrangement of a former executive officer of the registrant and that certain proxy statements of the registrant were misleading in failing to disclose such alleged breaches. Plaintiffs in the state court action seek a declaratory judgment, unspecified money damages and an accounting. The federal actions were dismissed in December 1993, and the dismissal was upheld by the Second Circuit Court of Appeals in November 1994. One of the plaintiffs in the federal action subsequently commenced another state court action raising the same allegations as the consolidated state court complaint.

    FCH-RELATED ACTION

    A purported shareholder derivative action was brought in June 1991 in the U.S. District Court for the Eastern District of New York against the then current directors of the registrant. In January 1992, this action was transferred to the United State District Court for the Central District of California for coordinated or consolidated proceedings with all other federal actions related to First Capital Holdings Corp. ("FCH"). The complaint alleges that the Board of Directors should have required Lehman to divest its investment in FCH and to write down its investment sooner. In addition, the complaint alleges that the failure to act constituted a waste of corporate assets and caused damage to the registrant's reputation. The complaint seeks a judgment declaring that the directors named as defendants breached their fiduciary duties and duties of loyalty and requiring the defendants to pay money damages to the registrant and remit their compensation for the periods in which the duties were breached, attorneys' fees and costs and other relief. Lehman has agreed to indemnify the registrant for any losses incurred in connection with this and other actions that arose related to FCH.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1995.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The principal market for the registrant's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Zurich, Geneva, Basle, Dusseldorf, Frankfurt, Paris, Amsterdam and Brussels Stock Exchanges. The registrant had 57,010 common shareholders of record at December 31, 1995. For price and dividend information with respect to such Common Shares, see Note 18 to the Consolidated Financial Statements on page 51 of the registrant's 1995 Annual Report to Shareholders, which note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 53 of the registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth under the heading "Financial Review" appearing on pages 21 through 28 of the registrant's 1995 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 29 through 52 of the registrant's 1995 Annual Report to Shareholders are incorporated herein by reference.

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

    The registrant filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 11, 1996 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 3 and 4 under the heading "The Shares Voting," pages 5 through 7 under the headings "Security Ownership of Directors and Executive Officers," and "Security Ownership of Named Executives," pages 10 through 12 under the heading "Directors' Fees and Other Compensation," pages 12, beginning at "Election of Directors" through 34, ending at "Selection of Auditors" (excluding the portions under the headings, "Board Compensation Committee

Report on Executive Compensation" appearing on pages 15 through 20 and "Performance Graph" appearing on pages 26 and 27), and page 44 under the heading "Certain Filings." In addition, the registrant has provided, under the caption "Executive Officers of the Registrant" at pages 22 through 25 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.


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

            2. Form 8-K, dated October 23, 1995, Item 5, reporting the registrants's earnings for the quarter ended September 30, 1995.

            3. Form 8-K, dated January 9, 1996, Item 5, reporting the appointment of John A. Ward as Chairman and Chief Executive Officer of American Express Bank.

            4. Form 8-K, dated January 22, 1996, Item 5, reporting the registrant's earnings for the quarter and year ended December 31, 1995.

                           SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMERICAN EXPRESS COMPANY


March 29, 1996                        By  /s/ Michael P. Monaco
                                         Michael P. Monaco
                                         Executive Vice President and
                                         Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Harvey Golub                   By /s/ Beverly Sills Greenough
   Harvey Golub                          Beverly Sills Greenough
   Chairman, Chief Executive             Director
   Officer and Director


By /s/ Michael P. Monaco              By /s/ F. Ross Johnson
   Michael P. Monaco                    F. Ross Johnson
   Executive Vice President and         Director
   Chief Financial Officer


By /s/ Daniel T. Henry                By /s/ Vernon E. Jordan Jr.
   Daniel T. Henry                       Vernon E. Jordan Jr.
   Senior Vice President                 Director
   and Comptroller


By /s/ Daniel F. Akerson              By/s/ Henry A. Kissinger
   Daniel F. Akerson                     Henry A. Kissinger
   Director                              Director


By /s/ Anne L. Armstrong              By /s/ Drew Lewis
   Anne L. Armstrong                     Drew Lewis
   Director                              Director


By /s/ Edwin L. Artzt                 By /s/ Aldo Papone
   Edwin L. Artzt                        Aldo Papone
   Director                              Director


By /s/ William G. Bowen               By/s/ Frank P. Popoff
   William G. Bowen                      Frank P. Popoff
   Director                              Director

By /s/ David M. Culver
   David M. Culver
   Director


By /s/ Charles W. Duncan Jr.
   Charles W. Duncan Jr.
   Director

March 29, 1996

                          AMERICAN EXPRESS COMPANY

                        INDEX TO FINANCIAL STATEMENTS
                  COVERED BY REPORT OF INDEPENDENT AUDITORS

                                (Item 14(a))

                                                                   Annual
                                                                 Report to
                                                                Shareholders
                                                     Form 10-K     (Page)
                                                     ---------  ------------
American Express Company and Subsidiaries:
 Data incorporated by reference from attached
    1995 Annual Report to Shareholders:
    Report of independent auditors ..........                       52
    Consolidated statement of income for the
      three years ended December 31, 1995 .....                     29
    Consolidated balance sheet at December 31,
      1995 and 1994 ...........................                     30
    Consolidated statement of cash flows for
      the three years ended December 31, 1995 .                     31
    Consolidated statement of shareholders' equity
      for the three years ended December 31, 1995                   32
    Notes to consolidated financial statements                     33-51
 Consent of independent auditors ..............        F-2
 Schedules:
   I--Condensed financial information of               F-3-6
      registrant
  II--Valuation and qualifying accounts for the
      three years ended December 31, 1995              F-7

All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report for the year ended December 31, 1995, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1995 Annual Report is not to be deemed filed as part of this report.

                                                       EXHIBIT 23




                 CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 8, 1996 (hereinafter referred to as our Report), included in the 1995 Annual Report to Shareholders of American Express Company.

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

     We also consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No.
2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No.
33-28721, No. 33-33552, No. 33-36422, No. 33-38777, No. 33-48629,
No. 33-62124, No. 33-65008 and No. 33-53801; Form S-3 No. 2-89469,
No. 33-17706, No. 33-43268, No. 33-66654 and No. 33-50997) and in the
related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1995.




/s/ Ernst & Young LLP
New York, New York
March 29, 1996

           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                        CONDENSED STATEMENT OF INCOME

                            (Parent Company Only)
                                 (millions)


                                                         Years Ended
                                                         December 31,
                                                ---------------------------
                                                  1995      1994      1993
                                                  ----      ----      ----

Revenues                                         $ 254     $ 187     $ 123
                                                 -----     -----     -----
Expenses:
  Interest                                         245       216       181
  Human resources                                   85        84        82
  Other (A)                                        218       164      (659)
                                                 -----     -----     -----

     Total                                         548       464      (396)
                                                 -----     -----     -----

Pretax (loss) income from continuing operations   (294)     (277)      519
Income tax provision (benefit)                    (132)     (110)      271
                                                 -----     -----     -----
Net (loss) income before equity in net income
  of subsidiaries and affiliates                  (162)     (167)      248
Equity in net income of subsidiaries
  and affiliates                                 1,726     1,547     1,357
                                                 -----     -----     -----

Income from continuing operations                1,564     1,380     1,605

Equity in income (loss) of discontinued
  operations                                         -        33      (127)
                                                  -----     -----    -----

Net income                                       $1,564    $1,413   $1,478
                                                  =====     =====    =====

(A) Includes pretax gain on the sale of First Data Corporation of $779 million ($433 million after-tax) in 1993.

See Notes to Condensed Financial Information of Registrant

           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                           CONDENSED BALANCE SHEET

                            (Parent Company Only)
                      (millions, except share amounts)

                                      ASSETS
                                      ------
                                                               December 31,
                                                             ---------------
                                                              1995      1994
                                                             -----     -----
Cash and cash equivalents                                 $     19  $    164
Investments                                                    661       246
Securities purchased under agreement to resell                 319         -
Equity in net assets of subsidiaries and affiliates          9,451     7,415
Accounts receivable and accrued interest, less reserves         44        13
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1995, $69; 1994, $64                74        91
Due from subsidiaries (net)                                    988     1,863
Other assets                                                   418       630
                                                            ------    ------
    Total assets                                          $ 11,974  $ 10,422
                                                            ======    ======


                       LIABILITIES AND SHAREHOLDERS' EQUITY
                       ------------------------------------

Accounts payable and other liabilities                    $  1,314  $  1,116
Long-term debt                                               2,340     2,773
Short-term debt                                                100       100
                                                            ------    ------
    Total liabilities                                        3,754     3,989

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value, authorized
    20 million shares
    Convertible Exchangeable Preferred shares, issued and
    outstanding 4 million shares, stated
    at liquidation value                                       200       200
  Common shares, $.60 par value, authorized
    1.2 billion shares; issued and outstanding
    483.1 million shares in 1995 and 495.9 million
     shares in 1994                                            290       298
  Capital surplus                                            3,781     3,651
  Net unrealized securities gains (losses)                     875      (389)
  Foreign currency translation adjustment                      (85)      (77)
  Retained earnings                                          3,159     2,750
                                                            ------    ------
    Total shareholders' equity                               8,220     6,433
                                                            ------    ------
  Total liabilities and shareholders' equity              $ 11,974  $ 10,422
                                                            ======    ======

See Notes to Condensed Financial Information of Registrant

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                            STATEMENT OF CASH FLOWS

                             (Parent Company Only)
                                   (millions)

                                                   Years Ended December 31,
                                                  -------------------------
                                                  1995      1994      1993
                                                  ----      ----      ----
Cash flows from operating activities:
Net income                                     $ 1,564   $ 1,413   $ 1,478

Adjustments to reconcile net income to cash
 provided by operating activities:
 Equity in net income of subsidiaries
  and affiliates                                (1,726)   (1,547)   (1,357)
 Equity in (income) loss of discontinued
  operations                                         -       (33)      127
 Dividends received from subsidiaries
  and affiliates                                   941       877       868
 Gain on sale of First Data Corporation              -         -      (779)
                                                 -----     -----     -----
Net cash provided by operating activities          779       710       337
                                                 -----     -----     -----

Net cash (used) provided by investing
 activities                                        (32)    1,536      (655)
                                                 -----     -----     -----

Cash flows from financing activities:
 Issuance of American Express common shares        286       179       259
 Repurchase of American Express common shares     (891)     (555)        -
 Dividends paid                                   (458)     (504)     (526)
 Cash infusion to Lehman Brothers                    -      (904)        -
 Net (decrease) increase in debt                  (864)     (331)      524
 Other (primarily Due from subsidiaries)         1,035        25        42
                                                 -----     -----     -----
Net cash (used) provided by financing
 activities                                       (892)   (2,090)      299
                                                 -----     -----     -----
Net (decrease) increase in cash and cash
equivalents                                       (145)      156       (19)
                                                 -----     -----     -----
Cash and cash equivalents at beginning
 of year                                           164         8        27
                                                 -----     -----     -----
Cash and cash equivalents at end of year       $    19   $   164   $     8
                                                 =====     =====     =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1995, 1994, and 1993 was $190 million, $169 million and $105 million, respectively. Net cash received for income taxes was $127 and $185 for 1995 and 1994 respectively; net cash paid for income taxes was $256 for 1993.

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

            NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



1. Principles of Consolidation

  The accompanying financial statements include the accounts of American Express Company and on an equity basis its subsidiaries and affiliates. Lehman Brothers is reported as a discontinued operation in 1994 and 1993. These financial statements should be read in conjunction with the consolidated financial statements of the Company. Certain prior year's amounts have been reclassified to conform to the current year's presentation.

2. Long-term debt consists of (millions):
                                                               December 31,
                                                              -------------
                                                              1995     1994
                                                              ----     ----
6 1/4% DECS due October 15, 1996                             1,294      868
8 1/2% Notes due August 15, 2001                               298      298
Floating Medium-Term Note due December 31, 2000                208      945
8 3/4% Notes due June 15, 1996                                 200      200
8 5/8% Senior Debentures due 2022                              198      198
Senior Floating Rate Note due September 30, 1996                55        -
Employee Stock Ownership Plan                                    -       63
11.95% Private Placement Notes due 1995                          -      102
WFC Series C 12 1/5% Guaranteed Notes due December 12, 1997      -       15
WFC Series D 11 5/8% Guaranteed Notes due December 12, 2000     22       22
WFC Series Z Zero Coupon Notes due December 12, 2000            37       33
WFC $60 million 8.15% Japanese Yen PPN due July 1996             9        9
WFC $80 million 7.86% Japanese Yen PPN due August 1996          11       11
7 1/2% Debentures due February 27, 1999                          3        4
12 3/4% Industrial Revenue Bonds due October 31, 2001            5        5
                                                             -----    -----
                                                            $2,340   $2,773
                                                             =====    =====


Aggregate annual maturities of long-term debt for the five years ending December 31, 2000 are as follows (millions): 1996, $1,626; 1997, $0; 1998,
$25; 1999, $31, 2000, $184.

           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                     THREE YEARS ENDED DECEMBER 31, 1995
                                 (millions)

                         Reserve for credit losses,     Reserve for doubtful
                            loans and discounts          accounts receivable
                         --------------------------    -----------------------
                          1995     1994     1993       1995     1994     1993
                          ----     ----     ----       ----     ----     ----
Balance at beginning
 of period               $ 545    $ 655    $ 911      $ 807    $ 796    $1,124

Additions:

 Charges to income         529      362      535      1,327(a) 1,104(a)  1,020(a)
 Recoveries of amounts
   previously written-
   off                     134      150       26          -        -         -
 Other                       -      (19)     (85)         -        -         -

Deductions:

 Charges for which
  reserves were
  provided                (606)    (603)    (732)    (1,305)  (1,093)   (1,348)
                         -----    -----    -----      -----    -----     -----

Balance at end of
  period                 $ 602    $ 545    $ 655     $  829   $  807    $  796
                         =====    =====    =====      =====    =====     =====


(a) Before recoveries on accounts previously written-off, which are credited to income: 1995--$333, 1994--$332 and 1993--$333.

                         EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.21 and 10.31 through 10.42 are management contracts or compensatory plans or arrangements.

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

10.5 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

10.9 Written description of consulting agreement between the registrant and Kissinger Associates, Inc. (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984).

10.10 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1988).

*10.11 Certificate of Amendment of the American Express Company Retirement
       Plan for Non-Employee Directors dated March 21, 1996.

10.12 American Express Company Directors' Stock Option Plan (incorporated by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.13 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.14 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.15 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.16 Description of separate pension arrangement and loan agreement between the registrant and Harvey Golub (incorporated by reference to Exhibit
       10.17 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.17 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
       10.18 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.18 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
       10.19 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.19 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.20 Written description of certain pension arrangements with Jonathan S. Linen (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1991).

10.21 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.22 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.23 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit
       10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.24 Intercompany Agreement, dated May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
       10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.25 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.26 Registration Rights Agreement, dated as of May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.27 Option Agreement, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.28 1994 Agreement, dated April 28, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.29 1990 Agreement, dated as of June 12, 1990, by and between the registrant and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.30 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
       10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

*10.31 Advisor Agreement between the registrant and Dr. Henry Kissinger dated
       February 2, 1996.

10.32  American Express Company 1993 Directors' Stock Option Plan
       (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

*10.33 Description of separate pension arrangement between the registrant and George L. Farr.

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

10.37 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.38 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.39 Amendment of American Express Company Supplementary Pension Plan (incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.40 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.41 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.42 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.43 Agreement dated February 27, 1995 between the registrant and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.44 Agreement dated July 20, 1995 between the registrant and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*11    Computation of Earnings Per Share.

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the registrant's 1995 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the registrant.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule

===========================================================================




                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549





                     ------------------------------------






                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1995     Commission File No. 1-7657





                     -------------------------------------





                          American Express Company
             (Exact name of registrant as specified in charter)




                              E X H I B I T S





===========================================================================

                         EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.21 and 10.31 through 10.42 are management contracts or compensatory plans or arrangements.

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

10.5 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

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

10.9 Written description of consulting agreement between the registrant and Kissinger Associates, Inc. (incorporated by reference to Exhibit 10.20 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1984).

10.10 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1988).

*10.11 Certificate of Amendment of the American Express Company Retirement
       Plan for Non-Employee Directors dated March 21, 1996.

10.12 American Express Company Directors' Stock Option Plan (incorporated by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1987).

10.13 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1991).

10.14 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.15 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.16 Description of separate pension arrangement and loan agreement between the registrant and Harvey Golub (incorporated by reference to Exhibit
       10.17 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.17 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
       10.18 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.18 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
       10.19 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.19 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1988).

10.20 Written description of certain pension arrangements with Jonathan S. Linen (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31,
       1991).

10.21 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1993).

10.22 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.23 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit
       10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.24 Intercompany Agreement, dated May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
       10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.25 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.26 Registration Rights Agreement, dated as of May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.27 Option Agreement, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.28 1994 Agreement, dated April 28, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K for the transition period from January 1, 1994 to November 30, 1994 (File No. 1-9466)).

10.29 1990 Agreement, dated as of June 12, 1990, by and between the registrant and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1990).

10.30 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
       10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 1992).

*10.31 Advisor Agreement between the registrant and Dr. Henry Kissinger dated
       February 2, 1996.

10.32  American Express Company 1993 Directors' Stock Option Plan
       (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1993).

*10.33 Description of separate pension arrangement between the registrant and George L. Farr.

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

10.37 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.38 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.39 Amendment of American Express Company Supplementary Pension Plan (incorporated by reference to Exhibit 10.5 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30,
       1994).

10.40 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1994).

10.41 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.42 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995).

10.43 Agreement dated February 27, 1995 between the registrant and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994).

10.44 Agreement dated July 20, 1995 between the registrant and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1995).

*11    Computation of Earnings Per Share.

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the registrant's 1995 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the registrant.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule