Form 10-Q
period 1996-03-31
AMERICAN EXPRESS CO
filed 1996-05-15
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[      X    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1996

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from__________________to____________________


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
 ---------------------------------      -----------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY      10285
- -----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                ---------------------
                                 None
- -----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.                                             Yes  X     No
                                                     -------   ------
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 1996
- -------------------------------------   -------------------------------
Common Shares (par value $.60 per share)        478,391,841 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX

                                                         Page No.

Part I.        Financial Information:

               Consolidated Statement of Income--Three          1
               months ended March 31, 1996 and 1995

               Consolidated Balance Sheet--March 31, 1996       2
               and December 31, 1995

               Consolidated Statement of Cash Flows--Three      3
               months ended March 31, 1996 and 1995


               Notes to Consolidated Financial Statements       4


               Management's Discussion and Analysis of       5-15
               Financial Condition and Results of Operations


               Review Report of Independent Accountants        16


Part II.       Other Information                            17-18

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                   March 31,
                                              --------------------
                                                1996         1995
Net Revenues:                                  ------      ------
 Discount revenue                             $ 1,141      $1,018
 Interest and dividends, net                      838         863
 Net card fees                                    421         436
 Travel commissions and fees                      298         295
 Other commissions and fees                       307         314
 Management and distribution fees                 279         206
 Cardmember lending net finance charge
   revenue                                        275         236
 Life insurance premiums                           97         207
 Other                                            226         196
                                              -------     -------
   Total                                        3,882       3,771
                                              -------     -------
Expenses:
 Human resources                                1,022         984
 Provisions for losses and benefits:
   Annuities and investment certificates          351         332
   Life insurance                                 122         196
   Charge card                                    210         164
   Cardmember lending                             188         106
   Other                                           15          14
 Interest:
   Charge card                                    167         156
   Other                                          124         147
 Occupancy and equipment                          288         268
 Marketing and promotion                          207         234
 Professional services                            202         174
 Communications                                   102          99
 Other                                            319         399
                                              -------     -------
   Total                                        3,317       3,273
                                              -------     -------
Pretax income                                     565         498
Income tax provision                              169         145
                                              -------     -------
Net income                                   $    396     $   353
                                              =======     =======
Net income per common share                  $   0.80     $  0.70
                                              =======     =======
Average common and common equivalent
 shares outstanding                             490.6       502.6
                                              =======     =======
Cash dividends declared per
 common share                                $  0.225     $ 0.225
                                              =======     =======
              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)

                                                    March 31,    December 31,
Assets                                                1996          1995
- ------                                          -------------  --------------
Cash and cash equivalents                            $  5,629    $  3,200
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1996, $758; 1995, $753                              15,477      17,154
  Other receivables, less reserves:
   1996, $59; 1995, $76                                 2,286       2,760
Investments                                            41,444      42,561
Loans:
  Cardmember lending, less reserves:
   1996, $510; 1995, $489                              10,400      10,268
  International banking, less reserves:
   1996, $110, 1995, $111                               5,215       5,317
  Other, net                                              544         506
Separate account assets                                15,760      14,974
Deferred acquisition costs                              2,353       2,262
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1996, $1,732;
  1995, $1,763                                          1,782       1,783
Other assets                                            7,020       6,620
                                                     --------    --------
  Total assets                                       $107,910    $107,405
                                                     ========    ========


Liabilities and Shareholders' Equity
- ------------------------------------
Customers' deposits and credit balances              $  9,335    $  9,889
Travelers Cheques outstanding                           5,900       5,697
Accounts payable                                        4,371       4,686
Insurance and annuity reserves:
  Fixed annuities                                      21,279      21,405
  Life and disability policies                          3,802       3,752
Investment certificate reserves                         3,617       3,606
Short-term debt                                        18,306      17,654
Long-term debt                                          7,793       7,570
Separate account liabilities                           15,760      14,974
Other liabilities                                       9,755       9,952
                                                       ------      ------
  Total liabilities                                    99,918      99,185
Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20 million shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4 million shares,
       stated at liquidation value                        200         200
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   479.1 million shares in 1996 and 483.1 million
   shares in 1995                                         287         290
  Capital surplus                                       3,786       3,781
  Net unrealized securities gains                         641         875
  Foreign currency translation adjustment                (86)         (85)
  Retained earnings                                     3,164       3,159
                                                     --------    --------
   Total shareholders' equity                           7,992       8,220
                                                     --------    --------
  Total liabilities and shareholders' equity         $107,910    $107,405
                                                     ========    ========

                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)

                                                        Three Months Ended
                                                              March 31,
                                                        --------------------
                                                           1996         1995
                                                           ----         ----
Cash Flows from Operating Activities
Net income                                               $   396      $  353
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                         617         455
  Depreciation, amortization, deferred taxes and other        37          61
  Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
      Accounts receivable and accrued interest               500          72
      Other assets                                          (468)       (370)
      Accounts payable and other liabilities                (497)       (158)
Increase in Travelers Cheques outstanding                    203         570
Increase in insurance reserves                                66         126
                                                          ------      ------
Net cash provided by operating activities                    854       1,109
                                                          ------      ------
Cash Flows from Investing Activities
Sale of investments                                        1,225         769
Maturity and redemption of investments                     1,959       1,457
Purchase of investments                                   (2,367)     (2,785)
Net decrease in Cardmember receivables                     1,299         746
Proceeds from repayment of loans                           6,004       5,621
Issuance of loans                                         (6,341)     (5,813)
Purchase of land, buildings and equipment                    (88)        (75)
Sale of land, buildings and equipment                         69           9
                                                          ------      ------
Net cash provided (used) by investing activities           1,760         (71)
                                                          ------      ------
Cash Flows from Financing Activities
Net decrease in customers' deposits and credit balances     (516)       (272)
Sale of annuities and investment certificates              1,413       1,784
Redemption of annuities and investment certificates       (1,579)     (1,107)
Net increase (decrease) in debt with maturities of
        3 months or less                                   1,670      (2,690)
Issuance of debt                                           4,194       3,192
Principal payments on debt                                (5,035)       (939)
Issuance of American Express common shares                   110          91
Repurchase of American Express common shares                (333)       (114)
Dividends paid                                              (113)       (115)
                                                           ------     ------

Net cash used by financing activities                       (189)       (170)

Effect of exchange rate changes on cash                        4          39
                                                           ------     ------
Net increase in cash and cash equivalents                  2,429         907

Cash and cash equivalents at beginning of period           3,200       3,433
                                                           ------     ------
Cash and cash equivalents at end of period              $  5,629    $  4,340
                                                           ======     ======

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                          NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1. The consolidated financial statements should be read in conjunction with the financial statements presented in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1995. Certain prior year's amounts have been reclassified to conform to the current year's presentation. Significant accounting policies disclosed therein have not changed.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1996 and December 31, 1995, the consolidated results of its operations for the three months ended March 31, 1996 and 1995 and cash flows for the three months ended March 31, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $129 million and $118 million for the three months ended March 31, 1996 and 1995, respectively. Interest and Dividends is presented net of interest expense of $134 million and $157 million for the three months ended March 31, 1996 and 1995, respectively, related to the Company's international banking operations.

3. The following is a summary of investments:

                                              March 31,   December 31,
       (In millions)                            1996         1995
                                             ----------   -----------
       Held to Maturity, at amortized cost
          (fair value: 1996, $16,944; 1995,
          $17,549)                              $16,591    $16,790
       Available for Sale, at fair value
          (cost: 1996, $19,604; 1995,
          $20,452)                               21,273     22,435
       Investment mortgage loans (fair
          value: 1996, $3,522; 1995,
          $3,434)                                 3,404      3,180
       Trading                                      176        156
                                                --------  --------
                                                $41,444    $42,561
                                                ========  ========


4. Net income taxes refunded during the three months ended March 31, 1996 were approximately $42 million. Net income taxes paid during the three months ended March 31, 1995 were approximately $34 million. Interest paid during the three months ended March 31, 1996 and 1995 was approximately $612 million and $559 million, respectively.

            MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three Months Ended March 31, 1996 and 1995

The Company's consolidated net income increased 12 percent in the first quarter of 1996, compared with a year ago, while net income per share increased 14 percent. The growth in earnings per share reflected revenue growth, improved margins and a reduction in average shares outstanding. Excluding the revenues of AMEX Life Assurance Company (AMEX
Life), a subsidiary that was sold in October 1995, consolidated revenues increased 7 percent compared with last year. Proceeds from this sale are being used to partially fund the Company's share repurchase program which is discussed below.

Consolidated Liquidity and Capital Resources

Beginning in 1994, the Company put in place two share repurchase programs authorized by the Board of Directors, which permit the repurchase of up to 60 million common shares over the next several years as market conditions allow. The share repurchases are intended to reduce the number of outstanding common shares and common share equivalents to less than 500 million. The average number of outstanding common shares and common share equivalents was 491 million for the quarter ended March 31, 1996, compared with 503 million for the year-ago quarter. Since inception of the initial repurchase plan in 1994, the Company has repurchased and canceled
46.7 million shares under the repurchase programs at an average price of $36.56 per share through April 30, 1996.

On May 6, 1996, after receiving a redemption notice from the Company, Nippon Life Insurance Company converted all of its four million $3.875 Convertible Exchangeable Preferred shares into 4,705,882 of the Company's common shares. The increase in outstanding common shares will be offset by the elimination of the preferred dividend. As a result, there will be no impact on earnings per common share.

Travel Related Services

Results of Operations For The Three Months Ended March 31, 1996 and 1995

                             Statement of Income
                             -------------------
                                (Unaudited)

(Amounts in millions, except percentages)

                                       Three Months Ended
                                           March 31,       Percentage
                                       ------------------
                                            1996      1995 Inc/(Dec)
                                       ------------------------------
 Net Revenues:
   Discount Revenue                       $1,141    $1,018    12.1%
   Net Card Fees                             421       436    (3.5)
   Travel Commissions and Fees               298       295     0.8
   Interest and Dividends                    191       243   (21.7)
   Other Revenues                            424       513   (17.1)
                                      --------------------
                                           2,475     2,505    (1.2)
                                      --------------------
   Lending:
     Finance Charge Revenue                  404       354    14.3
     Interest Expense                        129       118     9.2
                                      --------------------
       Net Finance Charge Revenue            275       236    16.9
                                      --------------------
          Total Net Revenues               2,750     2,741     0.4
                                      --------------------
 Expenses:
   Marketing and Promotion                   200       229   (12.8)
   Provision for Losses and Claims:
     Charge Card                             210       164    27.5
     Lending                                 188       106    77.8
     Other                                    24       122   (79.9)
                                      --------------------
          Total                              422       392     7.8
                                      --------------------
   Interest Expense:
     Charge Card                             167       156     6.8
     Other                                    95       110   (12.9)
                                      --------------------
          Total                              262       266    (1.4)
   Net Discount Expense *                    126       100    26.0
   Human Resources                           704       693     1.6
   Other Operating Expenses                  620       684    (9.4)
                                      --------------------
     Total Expenses                        2,334     2,364    (1.2)
                                      --------------------
 Pretax Income                               416       377    10.3
 Income Tax Provision                        130       114    14.4
                                      --------------------
 Net Income                                 $286      $263     8.6
                                      ====================

 * The impact of Net Discount Expense (related to TRS'securitized receivables) was to:

    Decrease the Provision  for Losses and
      Claims - Charge Card                  $54       $37     44.6
    Decrease Interest Expense -
      Charge Card                            41        41     (0.4)
    Increase Other Revenues                  31        22     43.7
                                      ---------------------
    Total Net Discount Expense             $126      $100     26.0
                                      =====================

Travel Related Services

                         Selected Statistical Information
                         --------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                          Three Months Ended
                                              March 31,         Percentage
                                          ------------------
                                              1996      1995    Inc/(Dec)
                                          --------------------------------
Total Cards in Force (millions):
  United States                              27.1      25.1      8.0%
  Outside the United States*                 11.6      11.5      0.7
                                      ----------------------
        Total                                38.7      36.6      5.7
                                      ======================


Basic Cards in Force (millions):
  United States                              20.5      18.6     10.5
  Outside the United States*                  9.2       8.9      1.8
                                     ------------------------
        Total                                29.7      27.5      7.7
                                     ========================


Card Billed Business:
  United States                             $29.8     $26.0     14.2
  Outside the United States*                 11.8      11.0      8.2
                                      ------------------------
        Total                               $41.6     $37.0     12.5
                                      ========================
Travelers Cheque Sales                       $5.3      $5.4     (1.8)
Average Travelers Cheques
  Outstanding                                $5.7      $5.4      6.3
Travel Sales                                 $3.6      $3.4      5.7

* Both years include Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.

Travel Related Services' (TRS) 1995 results included income from AMEX Life. Excluding the year ago results for AMEX Life, TRS' net income grew approximately 13 percent, revenues increased approximately 6 percent and expenses were up approximately 4 percent, compared with the year ago quarter.

Net revenues increased in the first quarter of 1996 reflecting an increase in worldwide billed business on American Express Cards and growth in Cardmember loans outstanding. The increase in billed business resulted from higher spending per Cardmember, due in part to the benefits of rewards programs and increased merchant coverage, as well as an increase in the number of Cards outstanding. Lending net finance charge revenue increased reflecting higher average loan balances, partly offset by lower net interest spreads. Interest and dividends and other revenues declined primarily reflecting the sale of AMEX Life.

The Charge Card provision for losses increased in the first quarter of 1996 reflecting volume growth as well as higher loss rates, while the lending provision for losses increased due to higher loss rates. The other provision for losses declined reflecting the sale of AMEX Life.
While certain risk factors exist relating to future credit trends (e.g., consumer credit trends, overall economic conditions), substantial reserving at TRS during the latter part of 1995 and recent improving trends within the TRS credit portfolios relating to charge and credit cards suggest that quarterly year over year provision comparisons will improve over the course of 1996.* The overall increase in the provision for losses was offset by lower marketing and promotion expenses and other operating expenses. For the full year 1996, marketing and promotion expenses are expected to equal or exceed last year's total marketing and promotion expenses.* The increase in Charge Card interest expense was due to increased volume, partly offset by lower rates.

* These are forward-looking statements. See Part II, Item 5 of this 10-Q report for certain risks and uncertainties relating to such statements.

Travel Related Services

Liquidity and Capital Resources

                         Selected Balance Sheet Information
                        -------------------------------------
                                    (Unaudited)

(Amounts in billions, except percentages)

                               March 31,  December 31, Percentage  March 31, Percentage
                                 1996        1995      Inc/(Dec)     1995    Inc/(Dec)
                             ----------------------------------------------------------
Accounts Receivable, net          $16.5       $18.9     (12.8%)     $15.8      4.4%

Owned and Managed Cardmember
 Receivables (excluding
 Revolving Card Products):
 Total Cardmember Receivables     $18.8       $20.5      (8.2)      $16.9     11.5
 90 Days Past Due as a % of
   Total Cardmember
   Receivables                      4.1%        3.5%       -          3.7%      -
 Total Loss Reserves               $1.0        $1.0       4.2        $0.8     18.1
   % of Cardmember Receivables      5.3%        4.6%       -          5.0%      -
   % of 90 Days Past Due            129%        131%       -          135%      -
 Cardmember Receivables Loss Ratio,
   Net of Recoveries                0.5%        0.5%       -          0.5%      -

U.S. Cardmember Lending (including
  Revolving Card Products):
  Total Cardmember Loans          $10.2       $10.0       3.0        $8.3     23.0
  30 Days Past Due as a % of
    Total Cardmember Loans          3.5%        3.8%       -          3.5%      -
  Total Loss Reserves              $0.5        $0.4       9.0        $0.4     32.6
    % of Cardmember Loans           4.7%        4.5%       -          4.4%      -
    % of 30 Days Past Due           136%        116%       -          124%      -
    Write-Off Rates                 5.2%        4.4%       -          4.1%      -

Investments                        $9.0        $9.2      (2.2)      $10.9    (17.4)
Total Assets                      $45.2       $45.2        -        $42.6      5.9
Travelers Cheques Outstanding      $5.9        $5.7       3.6        $5.8      1.0
Short-term Debt                   $18.5       $17.9       3.4       $14.7     25.9
Long-term Debt                     $4.6        $4.4       3.9        $3.4     32.1
Total Liabilities                 $40.3       $40.3        -        $38.2      5.4
Total Shareholder's Equity         $4.9        $4.9      (0.4)       $4.4     10.3
Return on Average Equity           24.7%       24.6%       -         24.1%      -


TRS' total assets were unchanged from year end as the decline in accounts receivable, reflecting repayments since year end when balances reflected seasonal growth, was offset by higher short-term investments. Total shareholder's equity is unchanged from year end as the increase in retained earnings was offset by a lower level of unrealized securities gains primarily due to a decline in market value.

American Express Financial Advisors

Results of Operations For The Three Months Ended March 31, 1996 and 1995

                        Statement of Income
                        --------------------
                            (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                         Three Months Ended
                                              March 31,      Percentage
                                         -------------------
                                              1996      1995 Inc/(Dec)
                                         ------------------------------
Revenues:
      Investment Income                       $569      $535      6.3%
      Management and Distribution Fees         279       206     35.9
      Other Income                             155       133     15.9
                                         --------------------
          Total Revenues                     1,003       874     14.7
                                         --------------------
Expenses:
    Provision for Losses and Benefits:
         Annuities                             298       273      9.0
         Insurance                             109        94     14.9
         Investment Certificates                53        49      8.5
                                         --------------------
                      Total                    460       416     10.3
    Human Resources                            246       207     18.9
    Other Operating Expenses                   101        87     16.4
                                         --------------------
         Total Expenses                        807       710     13.5
                                         --------------------
Pretax Income                                  196       164     19.9
Income Tax Provision                            66        57     17.8
                                         --------------------
Net Income                                    $130      $107     21.0
                                         ====================



                     Selected Statistical Information
                     --------------------------------
Life Insurance in Force (billions)           $61.2     $54.4     12.4
                                         =====================
Assets Owned and/or Managed (billions):
      Assets managed for institutions        $32.7     $30.3      7.8
      Assets owned and managed for
        individuals:

            Owned Assets                      49.0      42.3     15.8
            Managed Assets                    51.4      40.4     27.2
                                         ---------------------
                      Total                 $133.1    $113.0     17.8
                                         =====================


Sales of Selected Products:
      Mutual Funds                          $3,569    $2,288     56.0
      Annuities                             $1,155    $1,096      5.4
      Investment Certificates                 $136    $  412    (67.0)
      Life and Other Insurance Sales           $95       $83     14.8
Number of Financial Advisors                 7,954     8,015     (0.8)
Fees From Financial Plans (thousands)      $11,623   $10,419     11.6
Product Sales Generated from Financial
    Plans as a Percentage of Total Sales     63.3%     63.5%       -

American Express Financial Advisors' revenue and earnings growth for the first quarter of 1996 benefited primarily from higher fee revenues, partially offset by the impact of somewhat lower investment margins.

The increase in investment income in the first quarter of 1996 reflected higher asset levels, partly offset by lower investment yields compared with the year-ago period. Management and distribution fees increased reflecting increased management fees earned on a higher asset base and increased distribution fees attributable to higher mutual fund sales. The growth in managed assets reflects positive net sales and market appreciation. Other income increased primarily due to higher life insurance contract charges and premiums.

Provisions for annuity and insurance benefits increased in the first quarter of 1996 reflecting higher business in force, partly offset by lower accrual rates. The provision for investment certificates increased reflecting higher investment certificates in force and higher accrual rates. The increase in human resources expense reflected higher financial advisors' compensation and, to a lesser extent, an increase in the number of employees compared with last year. Other operating expenses increased primarily reflecting a higher provision for insurance industry guarantee association assessments and higher amortization of deferred acquisition costs.

American Express Financial Advisors

Liquidity and Capital Resources

                               Selected Balance Sheet Information
                               ----------------------------------
                                         (Unaudited)

(Amounts in billions, except percentages)

                        March 31, December 31, Percentage  March 31, Percentage
                          1996      1995       Inc/(Dec)     1995    Inc/(Dec)
                      -------------------------------------------------------

Investments                 $28.2    $28.8      (1.9%)      $26.5      6.4%
Separate Account Assets     $15.8    $15.0        5.2       $11.8     33.3
Total Assets                $49.0    $48.3        1.5       $42.3     15.8
Reserves for Losses
  and Benefits              $28.6    $28.6       (0.2)      $26.4      8.5
Total Liabilities           $46.1    $45.2        1.9       $39.9     15.4
Total Shareholder's Equity   $2.9     $3.1       (3.9)       $2.4     22.3
Return on Average Equity     19.6%    19.4%        -         18.7%     -


American Express Financial Advisors' total assets increased from year end primarily reflecting an increase in separate account assets due to market appreciation and positive net sales. The declines in investments and total shareholder's equity from year end primarily reflect a lower level of unrealized securities gains due to a decline in market value.

American Express Bank

Results of Operations For The Three Months Ended March 31, 1996 and 1995

                    Statement of Income
                    -------------------
                        (Unaudited)

(Amounts in millions, except percentages)

                                           Three Months Ended
                                               March 31,      Percentage
                                           -----------------
                                              1996      1995  Inc/(Dec)
                                           -----------------------------
Net Revenues:
     Interest Income                          $211      $239    (11.8%)
     Interest Expense                          134       157    (15.0)
                                           -------------------
          Net Interest Income                   77        82     (5.7)
     Commissions, Fees and Other Revenues       49        59    (17.7)
     Foreign Exchange Income                    20        19      3.3
                                          --------------------
          Total Net Revenues                   146       160     (9.1)
                                          --------------------
Provision for Credit Losses                      4         3     18.8
                                          --------------------
Expenses:
     Human Resources                            56        64    (12.5)
     Other Operating Expenses                   57        71    (20.2)
                                          --------------------
          Total Expenses                       113       135    (16.6)
                                          --------------------
Pretax Income                                   29        22     32.6
Income Tax Provision                            10         6     57.6
                                          ---------------------
Net Income                                     $19       $16     21.9
                                          =====================


The improvement in American Express Bank's (the Bank) first quarter 1996 earnings was principally due to expense savings, partially offset by lower revenues. These results reflect the impact of the Bank's continued efforts to focus on strategic markets and eliminate low return activities, as well as the impact of cost reduction initiatives.

Net interest income declined in the first quarter of 1996 reflecting balance sheet reduction and higher short-term funding costs. The decline in commissions, fees and other revenues and other operating expenses primarily reflected the impact of exiting nonstrategic businesses, including the transfer to the Bank's parent, American Express Company, of certain aircraft assets. In addition, the increase in the effective tax rate reflects a lower level of tax-advantaged securities.

American Express Bank

Liquidity and Capital Resources

                               Selected Balance Sheet Information
                               ----------------------------------
                                           (Unaudited)

            (Amounts in billions, except percentages and where indicated)

                         March 31, December 31,  Percentage  March 31, Percentage
                            1996        1995     Inc/(Dec)     1995    Inc/(Dec)
                        -------------------------------------------------------
Investments                 $2.4        $2.5       (6.6%)    $2.8     (15.1%)
Total Loans                 $5.3        $5.4       (1.9)     $5.4      (0.8)
 Reserve for Credit
  Losses (millions)         $110        $111       (0.5)     $112      (1.4)
 Reserves as a Percentage of
  Total Loans                2.1%        2.0%        -        2.1%       -
 Total Nonperforming Loans
  (millions)                 $35         $34        4.0       $32      11.1
 Other Real Estate Owned
  (millions)                 $43         $44       (1.0)      $55     (21.0)
Total Assets               $11.8       $12.3       (4.5)    $13.5     (12.5)
Deposits                    $8.1        $8.5       (4.8)     $9.2     (12.6)
Total Liabilities          $11.0       $11.5       (4.1)    $12.7     (13.1)
Total Shareholder's Equity
    (millions)              $746        $837      (10.9)     $771      (3.3)
Risk-Based Capital Ratios:
  Tier 1                     9.0%        8.9%        -        7.7%        -
  Total                     12.9%       13.0%        -       14.9%        -
Leverage Ratio               5.5%        5.8%        -        4.9%        -
Return on Average Assets    0.64%       0.59%*       -       0.46%        -
Return on Average
  Common Equity            10.57%       9.99%*       -       8.14%        -

*  For the full year


The Bank's total assets declined from year end primarily due to declines in loans and investments. The decline in the Bank's Leverage Ratio is due to a decrease in retained earnings resulting primarily from a $75 million special dividend to American Express Company, partly offset by decreases in average quarterly assets and deferred tax assets.

Corporate and Other

Corporate and Other reported first quarter 1996 net expenses of $39 million, compared with net expenses of $33 million a year ago. Both years include the Company's share of the Travelers Inc. revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division, which was offset by expenses related to certain business building initiatives.

                 INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors of
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 1996 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole.
Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 8, 1996, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1995 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/Ernst & Young LLP

New York, New York
May 13, 1996

                      PART II. OTHER INFORMATION

                       AMERICAN EXPRESS COMPANY




Item 4.    Submission of Matters to a Vote of Security Holders

       The registrant's annual meeting of shareholders was held on April 22, 1996. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                       Votes      Votes     Votes                Broker
                       For        Against   Withheld Abstentions Non-Votes
                       -----      -------   -------- ----------- ---------
Selection of
Ernst & Young LLP
as independent
auditors            409,892,321      918,942     -      768,719      -

Shareholder proposal
relating to cumula-
tive voting          81,456,870  242,626,987     -   34,919,282  52,576,843

Proposal relating
to amendment of the
1989 Long-Term
Incentive Plan      320,959,797   88,221,663     -    2,398,522      -


Election of Directors:

D.F. Akerson        410,328,971     -       1,251,011    -          -
A.L. Armstrong      410,140,615     -       1,439,367    -          -
E.L. Artzt          410,250,204     -       1,329,778    -          -
W.G. Bowen          410,272,002     -       1,307,980    -          -
D.M. Culver         410,201,545     -       1,378,437    -          -
C.W. Duncan Jr.     410,274,473     -       1,305,509    -          -
H. Golub            410,240,303     -       1,339,679    -          -
B. Sills Greenough  409,964,699     -       1,615,283    -          -
F.R. Johnson        409,375,475     -       2,204,507    -          -
V.E. Jordan Jr.     409,675,746     -       1,904,236    -          -
D. Lewis            410,068,093     -       1,511,889    -          -
A. Papone           410,208,895     -       1,371,087    -          -
F.P. Popoff         410,287,864     -       1,292,118    -          -

Item 5.    Other Information

  Forward-looking Statements

     Certain statements in Part I of this 10-Q Report are identified under "TRS Results of Operations For The Three Months Ended March 31, 1996 and 1995" as "forward-looking statements." Such forward-looking statements involve risks and uncertainties. Important factors which may cause actual results to differ materially from the statements made include, but are not limited to, the following: consumer and/or business spending per Cardmember, which may result from general economic conditions affecting consumers or businesses, including the overall levels of consumer debt; the level of competition for TRS products, including a possible willingness on the part of certain large competitors to cut interest rates, card fees and/or discount rates for their card products in order to preserve or gain market share; an increase in spending by competitors on advertising; the risks inherent in new product introductions, including uncertainty of customer acceptance of the product's value proposition relative to competitors' products, and competitors' response to the introduction; the continued effectiveness of TRS' reengineering initiatives on marketing and promotion costs; general economic and business conditions, including higher interest rates and consumer credit trends, which could affect the ability of consumers and businesses to repay credit and charge card debt to TRS; the rate of bankruptcies of consumers and businesses; and the volume of new card products issued by TRS, which typically involve higher provisioning.


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

           Form 8-K, dated April 20, 1996, Item 5, reporting the registrant's earnings for the quarter ended March 31, 1996.

           Form 8-K, dated April 24, 1996, Item 5, reporting the resignation of the registrant's Chief Financial Officer.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.






                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)






   Date: May 15, 1996              By  /s/ Daniel T. Henry
   ------------------              -----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Duly Authorized Officer and
                                     Chief Accounting Officer)

                             EXHIBIT INDEX

      The following exhibits are filed as part of this Quarterly Report:


      Exhibit                 Description

      10.1 Amended and Restated 1989 Long-Term Incentive Plan, dated April 22, 1996.

      12.1    Computation in Support of Ratio of Earnings to Fixed Charges.

      12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

      15      Letter re Unaudited Interim Financial Information.

      27      Financial Data Schedule.