Form 10-Q
period 1996-06-30
AMERICAN EXPRESS CO
filed 1996-08-14
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[      X    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1996

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from_________________to_____________________


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


          New York State                        13-4922250
 --------------------------------         ----------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
- - ---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ------------------
                                 None
- - ---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1996
- - --------------------------------------     ----------------------------
Common Shares (par value $.60 per share)        474,349,411 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX


Part I.        Financial Information:

               Consolidated Statement of Income--Three and         1-2
               six months ended June 30, 1996 and 1995

               Consolidated Balance Sheet--June 30, 1996 and         3
               December 31, 1995

               Consolidated Statement of Cash Flows--Six             4
               months ended June 30, 1996 and 1995

               Notes to Consolidated Financial Statements            5

               Management's Discussion and Analysis of            6-16
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             17

Part II.       Other Information                                    18

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                    June 30,
                                           -------------------------
                                                1996        1995
Net Revenues:                                ----------   ---------
 Discount revenue                            $ 1,247      $ 1,112
 Interest and dividends, net                     844          883
 Net card fees                                   414          436
 Travel commissions and fees                     329          320
 Other commissions and fees                      308          321
 Management and distribution fees                296          227
 Cardmember lending net finance charge
   revenue                                       249          252
 Life insurance premiums                          99          209
 Other                                           258          207
                                             ----------   ---------
   Total                                       4,044        3,967
                                             ----------   ---------
Expenses:
 Human resources                               1,052        1,006
 Provisions for losses and benefits:
   Annuities and investment certificates         346          347
   Life insurance                                115          202
   Charge card                                   248          199
   Cardmember lending                            126          126
   Other                                          16           15
 Interest:
   Charge card                                   171          170
   Other                                         138          149
 Occupancy and equipment                         299          268
 Marketing and promotion                         262          260
 Professional services                           195          202
 Communications                                  108          101
 Other                                           332          350
                                             ----------   ----------
   Total                                       3,408        3,395
                                             ----------   ----------
Pretax income                                    636          572
Income tax provision                             184          162
                                             ----------   ----------
Net income                                   $   452      $   410
                                             ==========   ==========
Net income per common share                  $  0.93      $  0.81
                                             ==========   ==========
Average common and common equivalent
 shares outstanding                            487.0        499.3
                                             ==========   ==========
Cash dividends declared per
 common share                                $ 0.225      $ 0.225
                                             ==========   ==========
              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                                Six Months Ended
                                                   June 30,
                                             ---------------------
                                                1996       1995
Net Revenues:                                --------    ---------
 Discount revenue                            $ 2,388      $ 2,130
 Interest and dividends, net                   1,682        1,746
 Net card fees                                   835          872
 Travel commissions and fees                     627          615
 Other commissions and fees                      615          636
 Management and distribution fees                576          432
 Cardmember lending net finance charge
   revenue                                       524          488
 Life insurance premiums                         196          416
 Other                                           483          403
                                             ---------    ---------
   Total                                       7,926        7,738
                                             ---------    ---------
Expenses:
 Human resources                               2,074        1,990
 Provisions for losses and benefits:
   Annuities and investment certificates         696          679
   Life insurance                                237          398
   Charge card                                   458          364
   Cardmember lending                            314          232
   Other                                          32           28
 Interest:
   Charge card                                   338          326
   Other                                         262          296
 Occupancy and equipment                         587          536
 Marketing and promotion                         469          494
 Professional services                           397          376
 Communications                                  210          200
 Other                                           652          749
                                             ---------    ---------
   Total                                       6,726        6,668
                                             ---------    ---------
Pretax income                                  1,200        1,070
Income tax provision                             351          307
                                             ---------    ---------
Net income                                   $   849      $   763
                                             =========    =========
Net income per common share                  $  1.73      $  1.51
                                             =========    =========
Average common and common equivalent
 shares outstanding                            489.0        500.6
                                             =========    =========
Cash dividends declared per
 common share                                $ 0.450      $ 0.450
                                             =========    =========
              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)

                                                     June 30,     December 31,
Assets                                                 1996           1995
- - -------                                             -----------   -----------
Cash and cash equivalents                            $  4,970      $  3,200
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1996, $787; 1995, $753                              17,214        17,154
  Other receivables, less reserves:
   1996, $45; 1995, $76                                 2,163         2,760
Investments                                            41,123        42,561
Loans:
  Cardmember lending, less reserves:
   1996, $455; 1995, $489                               9,830        10,268
  International banking, less reserves:
   1996, $113; 1995, $111                               5,361         5,317
  Other, net                                              495           506
Separate account assets                                16,713        14,974
Deferred acquisition costs                              2,440         2,262
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1996, $1,794;
  1995, $1,763                                          1,766         1,783
Other assets                                            5,572         6,620
                                                    ----------    ----------
  Total assets                                       $107,647      $107,405
                                                    ==========    ==========
Liabilities and Shareholders' Equity
- - ------------------------------------
Customers' deposits and credit balances              $  8,570      $  9,889
Travelers Cheques outstanding                           6,603         5,697
Accounts payable                                        4,607         4,686
Insurance and annuity reserves:
  Fixed annuities                                      21,400        21,405
  Life and disability policies                          3,840         3,752
Investment certificate reserves                         3,140         3,606
Short-term debt                                        16,593        17,654
Long-term debt                                          8,391         7,570
Separate account liabilities                           16,713        14,974
Other liabilities                                       9,835         9,952
                                                    ----------     ---------
  Total liabilities                                    99,692        99,185

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20 million shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4 million
       shares at December 31, 1995, stated at
       liquidation value                                    -           200
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   476.6 million shares in 1996 and 483.1
   million shares in 1995                                 286           290
  Capital surplus                                       3,880         3,781
  Net unrealized securities gains                         533           875
  Foreign currency translation adjustment                (92)           (85)
  Retained earnings                                     3,348         3,159
                                                    -----------     ---------
   Total shareholders' equity                           7,955         8,220
                                                    -----------     ---------
  Total liabilities and shareholders' equity         $107,647      $107,405
                                                    ===========   ============

                 See notes to Consolidated Financial Statements.

<PAGE
                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)

                                                         Six Months Ended
                                                              June 30,
                                                         ---------------------
                                                         1996             1995
                                                         ----             ----
Cash Flows from Operating Activities
Net income                                              $  849          $  763
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                     1,129             978
  Depreciation, amortization, deferred taxes and other      21             170
  Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest             645            (127)
      Other assets                                       1,073            (202)
      Accounts payable and other liabilities               (86)            (40)
Increase in Travelers Cheques outstanding                  906           1,385
Increase in insurance reserves                             113             212
                                                         ------          ------
Net cash provided by operating activities                4,650           3,139
                                                         ------          ------

Cash Flows from Investing Activities
Sale of investments                                      2,593           1,398
Maturity and redemption of investments                   3,364           2,315
Purchase of investments                                 (4,975)         (5,497)
Net increase in Cardmember receivables                    (787)           (677)
Proceeds from repayment of loans                        11,375          10,810
Cardmember loans sold to Trust                           1,000               -
Issuance of loans                                      (12,405)        (11,263)
Purchase of land, buildings and equipment                 (166)           (150)
Sale of land, buildings and equipment                      112              15
Acquisitions, net of cash acquired/sold                      -              (7)
                                                         ------         ------
Net cash provided (used) by investing activities           111          (3,056)
                                                         ------         ------
Cash Flows from Financing Activities
Net decrease in customers' deposits and credit balances (1,222)           (367)
Sale of annuities and investment certificates            2,766           3,615
Redemption of annuities and investment certificates     (3,334)         (2,204)
Net increase (decrease) in debt with maturities
  of 3 months or less                                    3,319          (5,707)
Issuance of debt                                         7,068          10,102
Principal payments on debt                             (10,810)         (3,643)
Issuance of American Express common shares                 139             169
Repurchase of American Express common shares              (705)           (517)
Dividends paid                                            (222)           (231)
                                                         ------         ------
Net cash (used) provided by financing activities        (3,001)          1,217

Effect of exchange rate changes on cash                     10              21
                                                         ------         ------
Net increase in cash and cash equivalents                1,770           1,321

Cash and cash equivalents at beginning of period         3,200           3,433
                                                         ------         ------
Cash and cash equivalents at end of period              $4,970          $4,754
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

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $122 million and $124 million for the three months ended June 30, 1996 and 1995, respectively, and $251 million and $242 million for the six months ended June 30, 1996 and 1995, respectively. Interest and Dividends is presented net of interest expense of $135 million and $152 million for the three months ended June 30, 1996 and 1995, respectively, and $269 million and $309 million for the six months ended June 30, 1996 and 1995, respectively, related to the Company's international banking operations.

3. The following is a summary of investments:

                                               June 30,     December 31,
       (In millions)                             1996           1995
                                              ----------    -----------
   Held to Maturity, at amortized cost
       (fair value: 1996, $16,362; 1995,
       $17,549)                                 $16,198         $16,790
   Available for Sale, at fair value (cost:
       1996, $19,497; 1995, $20,452)             21,158          22,435
   Investment mortgage loans (fair value:
       1996, $3,563; 1995, $3,434)                3,539           3,180
   Trading                                          228             156
                                             -----------      -----------
                                                $41,123         $42,561
                                             ===========      ===========

4. Net income taxes paid during the six months ended June 30, 1996 and 1995 were approximately $234 million and $284 million, respectively. Interest paid during the six months ended June 30, 1996 and 1995 was approximately $1.2 billion and $1.3 billion, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Six Months Ended June 30, 1996 and 1995

The Company's consolidated net income increased 10 percent and 11 percent in the second quarter and first half of 1996, respectively, compared with a year ago. Net income per share in both the second quarter and first half of 1996 increased 15 percent. The growth in earnings per share reflected revenue growth, improved margins and a reduction in average shares outstanding. Excluding the revenues of AMEX Life Assurance Company (AMEX Life), a subsidiary that was sold in October 1995, consolidated revenues increased 6 percent in both the second quarter and first half of 1996, compared with last year. Proceeds from this sale are being used to partially fund the Company's share repurchase program which is discussed below.

Consolidated Liquidity and Capital Resources

Beginning in 1994, the Company put in place two share repurchase programs authorized by the Board of Directors, which permit the repurchase of up to 60 million common shares over the next several years as market conditions allow. The share repurchases are intended to maintain the number of outstanding common shares and common share equivalents below 500 million and to offset issuances of common shares in connection with the Company's employee compensation plans. The average number of outstanding common shares and common share equivalents was 487 million and 499 million for the quarter ended June 30, 1996 and 1995, respectively, and 489 million and 501 million for the six months ended June 30, 1996 and 1995, respectively. Since inception of the initial repurchase plan in 1994, the Company has repurchased
56.2 million shares under the repurchase programs at an average price of $38.01 per share through July 31, 1996.

During the first six months of 1996, 2.3 million put options issued in connection with the share repurchase programs expired unexercised. At June 30, 1996, the Company had a total of 1.0 million put options outstanding with a weighted average strike price of $41.74 per share.

On May 6, 1996, after receiving a redemption notice from the Company, Nippon Life Insurance Company converted all of its four million $3.875 Convertible Exchangeable Preferred shares into 4,705,882 of the Company's common shares. The increase in outstanding common shares was offset by the elimination of the preferred dividend. As a result, there was no impact on earnings per common share.

Travel Related Services

Results of Operations For The Three and Six Months Ended June 30, 1996
and 1995

                                               Statement of Income
                                               -------------------
                                                   (Unaudited)

(Dollars in millions)

                               Three Months Ended             Six Months Ended
                                     June 30,   Percentage        June 30,    Percentage
                                  ------------                  -----------
                                  1996   1995   Inc/(Dec)       1996   1995   Inc/(Dec)
                                 ------------------------   ---------------------------
Net Revenues:
     Discount Revenue           $1,247  $1,112     12.2%     $2,388  $2,130    12.1%
     Net Card Fees                 414     436     (5.1)        835     872    (4.3)
     Travel Commissions and Fees   329     320      3.0         627     615     1.9
     Interest and Dividends        211     256    (17.6)        401     499   (19.6)
     Other Revenues                451     526    (14.4)        876   1,039   (15.8)
                                ----------------             ---------------
                                 2,652   2,650      0.1       5,127   5,155    (0.6)
                                ----------------             ---------------
     Lending:
      Finance Charge Revenue       371     376     (1.3)        775     730     6.3
      Interest Expense             122     124     (1.2)        251     242     3.9
                               ----------------              ---------------
       Net Finance Charge Revenue  249     252     (1.4)        524     488     7.5
                               ----------------              ---------------
          Total Net Revenues     2,901   2,902     (0.1)      5,651   5,643     0.1
                               ----------------              ---------------
Expenses:
     Marketing and Promotion       252     250      0.6         452     480    (5.8)
     Provision for Losses and
       Claims:
          Charge Card              248     199     24.5         458     364    25.9
          Lending                  126     126      0.2         314     232    35.7
          Other                     26     124    (79.0)         50     246   (79.5)
                               ----------------              ---------------
                    Total          400     449    (10.9)        822     842    (2.2)
                               ----------------              ---------------
     Interest Expense:
          Charge Card               171    170      0.6         338     326     3.6
          Other                     114    114      0.3         210     224    (6.2)
                               ----------------              ---------------
                    Total           285    284      0.5         548     550    (0.4)
     Net Discount Expense           125    107     16.7         251     207    21.2
     Human Resources                721    705      2.3       1,426   1,398     2.0
     Other Operating Expenses       659    684     (3.8)      1,277   1,366    (6.6)
                               ----------------              ---------------

          Total Expenses          2,442  2,479     (1.5)      4,776   4,843    (1.4)
                               ----------------              ---------------

Pretax Income                       459    423      8.4         875     800     9.3
Income Tax Provision                137    125      9.3         266     238    11.7
                               ----------------              ---------------

Net Income                         $322   $298      8.1        $609    $562     8.3
                               ================              ===============

The impact on the Statement of Income related to TRS' securitized receivables and loans was as follows:

      Increase Other Revenues      $42    $20                  $73     $42
      Decrease Lending Finance
        Charge Revenue             (32)    -                   (32)      -
      Decrease Lending Interest
        Expense                      8     -                     8       -
      Decrease Provision for
        Losses and Claims:
          Charge Card               54    46                   108      83
          Lending                   12     -                    12       -
      Decrease Interest Expense -
        Charge Card                 41    41                    82      82
      Increase Net Discount
        Expense                   (125) (107)                 (251)   (207)
                               ----------------            ----------------

         Pretax Income              $0    $0                    $0      $0
                               ================            ================

Travel Related Services

                                   Selected Statistical Information
                                   --------------------------------
                                            (Unaudited)

(Amounts in billions, except percentages and where indicated)

                             Three Months Ended               Six Months Ended
                                    June 30,    Percentage         June 30,  Percentage
                                   ---------                      ---------
                                   1996   1995   Inc/(Dec)       1996   1995 Inc/(Dec)
                                   -----------------------   --------------------------
Total Cards in Force (millions):
     United States                  27.5   25.7      7.1%       27.5    25.7    7.1%
     Outside the United States*     11.8   11.5      2.2        11.8    11.5    2.2
                                   -------------               --------------
           Total                    39.3   37.2      5.6        39.3    37.2    5.6
                                   =============               ==============
Basic Cards in Force (millions):
     United States                  20.9   19.1      9.5        20.9    19.1    9.5
     Outside the United States*      9.3    9.1      2.5         9.3     9.1    2.5
                                   -------------               --------------
           Total                    30.2   28.2      7.3        30.2    28.2    7.3
                                   =============               ==============
Card Billed Business:
    United States                  $32.6  $28.7     13.7       $62.2   $54.7   13.7
    Outside the United States*      13.2   11.9     10.7        25.1    22.8   10.1
                                   -------------              --------------
          Total                    $45.8  $40.6     12.8       $87.3   $77.5   12.6
                                   =============              ==============
Travelers Cheque Sales              $6.7   $6.9     (2.3)      $12.0   $12.2   (2.1)
Average Travelers Cheques
    Outstanding                     $6.1   $6.1     (1.0)       $5.9    $5.8    2.6
Travel Sales                        $4.0   $4.0      2.3        $7.6    $7.4    3.9

* Both years include Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.

Travel Related Services' (TRS) 1995 results included income from AMEX Life. Excluding AMEX Life results from the three and six month periods of 1995, TRS' net income grew approximately 12 percent and 13 percent, respectively, revenues increased approximately 5 percent and 6 percent, respectively, and expenses were up approximately 4 percent in both periods.

For the three and six months ended June 30, 1996, net revenues reflected an increase in worldwide billed business on American Express Cards and growth in Cardmember loans outstanding. The increase in billed business resulted from higher spending per Cardmember, due in part to the benefits of rewards programs and increased merchant coverage, as well as growth in the number of Cards outstanding. These increases were partially offset by a decrease in net Card fees reflecting TRS' strategy of growing its lending portfolio through the issuance of low- and no-fee credit cards. The decline in lending net finance charge revenue in the second quarter reflects the impact of the $1 billion asset securitization completed in the second quarter of 1996 (see TRS' Liquidity and Capital Resources discussion). Excluding the impact of the asset securitization, lending net finance charge revenue increased in the second quarter. The increase in both periods reflects higher average loan balances, partly offset by lower net interest spreads due to introductory interest rates on new products. Interest and dividends and other revenues declined primarily reflecting the sale of AMEX Life.

The Charge Card provision for losses increased primarily reflecting volume growth. Excluding the impact of the asset securitization in 1996, the lending provision for losses increased in the second quarter. The increase in both periods reflects higher loss rates. The other provision for losses declined reflecting the sale of AMEX Life.

Travel Related Services

Liquidity and Capital Resources
                                  Selected Balance Sheet Information
                                  ----------------------------------
                                           (Unaudited)

(Dollars in billions)

                                June 30, December 31,  Percentage  June 30,  Percentage
                                   1996       1995      Inc/(Dec)     1995    Inc/(Dec)
                               ------------------------------------------------------
Accounts Receivable, net            $18.3      $18.9      (3.0%)     $17.1        7.1%
Cardmember Loans, net                $9.8      $10.3      (4.3)       $9.0        9.5

Owned and Managed Cardmember
 Receivables (excluding Revolving
   Card Products):
 Total Cardmember Receivables       $20.6      $20.5       0.5       $17.9       14.9
 90 Days Past Due as a % of Total
     Cardmember Receivables           3.7%       3.5%        -         3.6%        -
  Total Loss Reserves                $1.1       $1.0      10.7        $0.9       17.6
    % of Cardmember Receivables       5.1%       4.6%        -         5.0%        -
    % of 90 Days Past Due             138%       131%        -         140%        -
    Cardmember Receivables Loss Ratio,
         Net of Recoveries            0.5%       0.5%        -         0.5%        -
Owned and Managed U.S. Cardmember
 Lending (including Revolving
   Card Products):
 Total Cardmember Loans             $10.5      $10.0       5.5        $8.6      21.4
 30 Days Past Due as a % of Total
     Cardmember Loans                 3.2%       3.8%       -          3.6%       -
 Total Loss Reserves                 $0.5       $0.4       5.6        $0.4      22.2
     % of Cardmember Loans            4.5%       4.5%       -          4.4%       -
     % of 30 Days Past Due            135%       116%       -          123%       -
     Write-Off Rates                  5.2%       4.4%       -          4.3%       -

Investments                          $9.0        $9.2     (1.6)       $11.5    (21.6)
Total Assets                        $44.3       $45.2     (1.9)       $45.3     (2.2)
Travelers Cheques Outstanding        $6.6        $5.7     15.9         $6.7     (0.8)
Short-term Debt                     $16.7       $17.9     (7.1)       $15.8      5.6
Long-term Debt                       $5.2        $4.4     18.7         $3.5     48.2
Total Liabilities                   $39.4       $40.3     (2.2)       $40.7     (3.2)
Total Shareholder's Equity           $4.9        $4.9      0.4         $4.6      6.4
Return on Average Equity             24.8%       24.6%      -          24.5%      -


TRS' total assets declined from year end due to a decline in accounts receivable and a decline in Cardmember loans reflecting the $1 billion asset securitization discussed below which was completed in the second quarter.

American Express Centurion Bank (Centurion Bank) and American Express Receivables Financing Corporation II, a newly formed wholly-owned subsidiary of TRS, created a new trust, the American Express Credit
Account Master Trust (the Trust), for the securitization of revolving credit loans. On May 16, 1996, the Trust securitized $1 billion of loans through the issuance of two classes of investor certificates and a collateral interest. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign & Travel revolving credit accounts owned by Centurion Bank.

American Express Financial Advisors

Results of Operations For The Three and Six Months Ended June 30, 1996
and 1995

                                      Statement of Income
                                      -------------------
                                         (Unaudited)

(Dollars in millions, except where indicated)
                              Three Months Ended           Six Months Ended
                                   June 30,      Percentage  June 30,    Percentage
                                  ---------                  ---------
                                     1996   1995  Inc/(Dec)   1996   1995 Inc/(Dec)
                                  --------------------------------------------------
Revenues:
 Investment Income                  $562    $549      2.4% $1,131  $1,084    4.3%
 Management and Distribution Fees    296     227     30.8     576     432   33.2
 Other Income                        159     135     17.4     313     269   16.7
                                   -------------             ------------
            Total Revenues         1,017     911     11.7   2,020   1,785   13.2
                                   -------------             ------------
Expenses:
 Provision for Losses and
   Benefits:
     Annuities                       298     290      2.7     595     562     5.8
     Insurance                       102     103     (1.1)    210     197     6.6
     Investment Certificates          48      46      3.6     101      96     6.1
                                     ------------             ------------
            Total                    448     439      1.9     906     855     6.0

 Human Resources                     252     216     16.2     498     424    17.5
 Other Operating Expenses             86      64     36.6     188     150    24.9
                                     ------------             ------------
            Total Expenses           786     719      9.3   1,592   1,429    11.4
                                     ------------             -------------
Pretax Income                        231     192     20.6     428     356    20.3
Income Tax Provision                  78      63     24.8     145     120    21.5
                                     ------------             ------------
Net Income                          $153    $129     18.6    $283    $236    19.7
                                     ============             ============

                                     Selected Statistical Information
                                      -------------------------------

Life Insurance in Force (billions) $63.0   $55.9     12.7   $63.0   $55.9    12.7
                                   =============           ==============
Assets Owned and/or Managed
  (billions):
 Assets managed for institutions   $34.8   $33.1      5.4   $34.8   $33.1     5.4
 Assets owned and managed for
  individuals:
    Owned Assets                    49.7    45.0     10.5    49.7    45.0    10.5
    Managed Assets                  54.0    43.3     24.3    54.0    43.3    24.3
                                   -------------            -------------
      Total                       $138.5  $121.4     14.0  $138.5  $121.4    14.0
                                   =============            ==============

Sales of Selected Products:
      Mutual Funds                $3,762  $2,364     59.1  $7,332  $4,652    57.6
      Annuities                   $1,125    $961     17.0  $2,279  $2,057    10.8
      Investment Certificates       $186    $604    (69.3)   $322  $1,016   (68.4)
      Life and Other
        Insurance Sales             $113     $96     17.8    $209    $179    16.4
Number of Financial Advisors       7,997   7,918      1.0   7,997   7,918     1.0
Fees From Financial
  Plans (thousands)              $11,584  $9,625     20.4 $23,207 $20,044    15.8
Product Sales Generated from
   Financial Plans as a Percentage
   of Total Sales                   62.9%   64.1%      -     63.0%   63.8%      -


During the three and six months ended June 30, 1996, the increase in American Express Financial Advisors' investment income reflected higher average asset levels, partly offset by lower investment yields compared with the year-ago periods. Management and distribution fees increased reflecting increased management fees earned on a higher asset base and increased distribution fees attributable to higher mutual fund sales. The growth in managed assets reflects market appreciation and, to a lesser extent, positive net sales. Other income increased primarily due to higher life insurance contract charges and premiums.

The provision for annuity benefits increased reflecting higher annuities in force, partly offset by lower accrual rates. The provision for insurance benefits reflects higher life insurance in force, partially offset by lower accrual rates. The provision for investment certificates increased reflecting higher average investment certificates in force and, in the six month period, higher accrual rates. The increase in human resources expense reflected higher financial advisors' compensation reflecting higher commissionable sales and, to a lesser extent, an increase in the number of employees compared with last year. Other operating expenses increased primarily reflecting higher amortization of deferred acquisition costs and higher data processing costs. The increase in other operating expenses in the six month period also reflected a higher provision for insurance industry guarantee association assessments.

American Express Financial Advisors

Liquidity and Capital Resources

                                Selected Balance Sheet Information
                               ------------------------------------
                                            (Unaudited)

(Dollars in billions)

                        June 30,  December 31,  Percentage  June 30, Percentage
                          1996         1995     Inc/(Dec)     1995   Inc/(Dec)
                       --------------------------------------------------------
Investments               $27.9         $28.8       (3.0%)    $27.9      -
Separate Account Assets   $16.7         $15.0       11.6      $13.0     28.9%
Total Assets              $49.7         $48.3        3.0      $45.0     10.5
Reserves for Losses
  and Benefits            $28.3         $28.6       (1.3)     $27.3      3.7
Total Liabilities         $46.8         $45.2        3.6      $42.2     10.8
Total Shareholder's Equity $2.9          $3.1       (4.6)      $2.8      6.2
Return on Average Equity   19.9%         19.4%        -        19.0%      -


American Express Financial Advisors' total assets increased from year end primarily reflecting an increase in separate account assets due to market appreciation and positive net sales. The declines in investments and total shareholder's equity from year end reflect a lower level of unrealized securities gains due to a decline in market value reflecting an increase in market interest rates.

American Express Bank

Results of Operations For The Three and Six Months Ended June 30, 1996
and 1995

                                    Statement of Income
                                    -------------------
                                       (Unaudited)

(Dollars in millions)
                              Three Months Ended            Six Months Ended
                                    June 30,  Percentage        June 30,  Percentage
                                   ---------                   ---------
                                   1996   1995 Inc/(Dec)       1996   1995 Inc/(Dec)
                                   ---------------------       ---------------------
Net Revenues:
     Interest Income               $207  $233    (11.1%)      $418    $472   (11.5%)
     Interest Expense               135   152    (11.2)        269     309   (13.1)
                                   -----------                -------------
          Net Interest Income        72    81    (11.0)        149     163    (8.3)
     Commissions, Fees and
       Other Revenues                48    61    (22.8)         96     120   (20.3)
     Foreign Exchange Income         20    21     (3.2)         40      40    (0.1)
                                   -----------                -------------
          Total Net Revenues        140   163    (14.4)        285     323   (11.8)
                                   -----------                -------------
Provision for Credit Losses           4     1       #            8       4    88.5
                                   -----------                -------------
Expenses:
     Human Resources                 54    65    (17.2)        110     129   (14.9)
     Other Operating Expenses        60    69    (14.2)        116     140   (17.2)
                                   ------------               -------------
          Total Expenses            114   134    (15.6)        226     269   (16.1)
                                   ------------               -------------
Pretax Income                        22    28    (21.1)         51      50     2.7
Income Tax Provision                  8     9    (12.4)         18      15    17.8
                                   ------------               -------------
Net Income                          $14   $19    (25.1)        $33     $35    (4.0)
                                   ============               =============

# Denotes variance of more than 100%.

The decline in American Express Bank's (the Bank) earnings for the three and six months ended June 30, 1996 reflects lower revenues, partly offset by expense savings. These results reflect the impact of the Bank's continued efforts to focus on strategic markets and eliminate low return activities, as well as the impact of cost reduction initiatives.

Net interest income declined reflecting balance sheet reduction and higher short-term funding costs. The declines in commissions, fees and other revenues and other operating expenses primarily reflected the impact of exiting nonstrategic businesses, including the transfer of certain aircraft assets to the Bank's parent, American Express Company, in January 1996.

American Express Bank

Liquidity and Capital Resources

                             Selected Balance Sheet Information
                             ----------------------------------
                                         (Unaudited)

(Dollars in billions, except where indicated)

                       June 30,  December 31,  Percentage  June 30, Percentage
                          1996          1995   Inc/(Dec)       1995 Inc/(Dec)
                       -------------------------------------------------------
Investments               $2.1          $2.5      (17.0%)     $2.9    (26.8%)
Total Loans               $5.5          $5.4        0.9       $5.4      0.8
   Reserve for Credit
     Losses (millions)    $113          $111        2.5       $115     (1.4)
   Reserves as a
     Percentage of Total
     Loans                 2.1%          2.0%        -         2.1%      -
   Total Nonperforming
    Loans (millions)       $38           $34       13.6        $32     19.3
   Other Real Estate
    Owned (millions)       $48           $44        8.7        $53     (9.9)
Total Assets             $11.5         $12.3       (6.7)     $13.0    (11.8)
Deposits                  $7.8          $8.5       (7.5)      $8.9    (11.8)
Total Liabilities        $10.7         $11.5       (6.5)     $12.2    (12.2)
Total Shareholder's
Equity (millions)         $755          $837       (9.8)      $798     (5.4)
Risk-Based Capital Ratios:
   Tier 1                  9.1%          8.9%        -         8.3%      -
   Total                  12.9%         13.0%        -        15.8%      -
Leverage Ratio             5.8%          5.8%        -         5.2%      -
Return on Average Assets* 0.57%         0.59%        -        0.52%      -
Return on Average Common
  Equity*                 9.20%         9.99%        -        9.02%      -

*  For the year-to-date period

The Bank's total assets declined from year end reflecting a decline in investments due to a lower level of client deposits.

Corporate and Other

Corporate and Other reported second quarter 1996 net expenses of $37 million, compared with net expenses of $36 million a year ago. The 1995 second quarter included a gain from the sale of common stock and warrants of Mellon Bank Corporation, which was offset by expenses related to certain business building initiatives.

Corporate and Other reported net expenses of $76 million in the first six months of 1996, compared with $70 million last year. Results for the first half of 1996 and 1995 include the Company's share of the Travelers Inc. revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division, which was offset by expenses related to certain business building initiatives.

              INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1996 the related consolidated statements of income for the three month and six month periods ended June 30, 1996 and 1995, and the consolidated statement of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

Based our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

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



                                  /s/Ernst & Young LLP

New York, New York
August 12, 1996

                   PART II. OTHER INFORMATION

                    AMERICAN EXPRESS COMPANY

Item 1.     Legal Proceedings

       SAFRA-RELATED ACTIONS

       The parties have agreed to settle the consolidated action, entitled Seinfeld, et ano., v. Robinson, et. al., subject to court approval after a hearing scheduled for November 14, 1996. The proposed settlement does not provide for monetary damages.
As part of the settlement the Company will implement certain procedures with respect to retention of outside consultants. This consolidated action was previously reported in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

       FCH-RELATED ACTIONS

       In June 1996 the United States District Court for the
Central District of California approved settlement of a class action and a shareholder derivative action brought against the Company and certain of its officers and directors arising out of the investment by Shearson Lehman, then a subsidiary of the Company, in First Capital Holdings Corp. The settlement amount, including fees and expenses, is the responsibility of Lehman Brothers. These actions were previously reported in the registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

Item 4.     Submission of Matters to a Vote of Securities Holders

       For information relating to the matters voted upon at the registrant's annual meeting for shareholders held on April 22, 1996, see Item 4 on page 17 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, which is incorporated herein by reference.


Item 5.     Other Information

       On August 12, 1996, the Company announced the appointment of Richard Goeltz as vice chairman and chief financial officer.
Mr. Goeltz will also be a member of the Company's Office of the Chief Executive. Mr. Goeltz will join the Company on September 3, 1996, from NatWest Group in London, where he is group chief financial officer and member of the Board of Directors. Prior to joining NatWest, Mr. Goeltz was executive vice president and chief financial officer of Joseph E. Seagram & Sons, Inc.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 See Exhibit Index on page E-1 hereof.


            (b)  Reports on Form 8-K:

                 Form 8-K, dated April 18, 1996, Item 5, relating to the registrant's earnings for the quarter ended March 31, 1996.

                 Form 8-K, dated April 24, 1996, Item 5, relating to the resignation of the registrant's Chief Financial Officer.

                 Form 8-K, dated July 22, 1996, Item 5, relating to the registrant's earnings for the quarter ended June 30, 1996.

                              SIGNATURES






Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN EXPRESS COMPANY
                                        (Registrant)






 Date: August 14, 1996             By  /s/ Daniel T. Henry
 ---------------------             -----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Duly Authorized Officer and
                                     Chief Accounting Officer)

                          EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly
Report:


     Exhibit         Description


       12   Computation in Support of Ratio of Earnings to Fixed Charges.

       15   Letter re Unaudited Interim Financial Information.

       27   Financial Data Schedule.