Form 10-Q
period 1996-09-30
AMERICAN EXPRESS CO
filed 1996-11-14
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1996

                                  or

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
-----------------------------------         -----------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
--------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ------------------
                                 None
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 1996
--------------------------------         -------------------------------
Common Shares (par value $.60 per share)        473,870,465 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX

 Part I.       Financial Information:

               Consolidated Statement of Income--Three and         1-2
               nine months ended September 30, 1996 and 1995

               Consolidated Balance Sheet--September 30,             3
               1996 and December 31, 1995

               Consolidated Statement of Cash Flows--Nine            4
               months ended September 30, 1996 and 1995

               Notes to Consolidated Financial Statements            5

               Management's Discussion and Analysis of            6-17
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             18

Part II.       Other Information                                    19

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                 September 30,
                                               ------------------

                                                1996       1995
Net Revenues:                                ---------   ---------
 Discount revenue                            $ 1,256      $ 1,116
 Interest and dividends, net                     796          896
 Net card fees                                   418          439
 Travel commissions and fees                     316          316
 Other commissions and fees                      320          323
 Management and distribution fees                302          241
 Cardmember lending net finance charge           255          270
   revenue
 Insurance premiums                               99          218
 Other                                           294          235
                                              ------       ------
   Total                                       4,056        4,054
                                              ------       ------
Expenses:
 Human resources                               1,103        1,010
 Provisions for losses and benefits:
   Annuities and investment certificates         348          358
   Life insurance and other                      134          226
   Charge card                                   172          207
   Cardmember lending                            107          132
 Interest:
   Charge card                                   175          169
   Other                                          94          141
 Occupancy and equipment                         281          271
 Marketing and promotion                         293          261
 Professional services                           212          208
 Communications                                  119          101
 Other                                           397          399
                                              ------       ------
   Total                                       3,435        3,483
                                              ------       ------
Pretax income                                    621          571
Income tax provision                             163          155
                                              ------       ------
Net income                                   $   458      $   416
                                             =======      =======
Net income per common share                  $  0.95      $  0.83
                                             =======      =======
Average common and common equivalent
 shares outstanding                            481.9        496.5
                                             =======      =======
Cash dividends declared per
 common share                                $ 0.225      $ 0.225
                                             =======      =======
              See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)
                                                Nine Months Ended
                                                 September 30,
                                             ---------------------
                                                1996       1995
                                            ----------   ---------
Net Revenues:
 Discount revenue                            $ 3,644      $ 3,246
 Interest and dividends, net                   2,478        2,642
 Net card fees                                 1,253        1,311
 Travel commissions and fees                     943          931
 Other commissions and fees                      935          959
 Management and distribution fees                878          673
 Cardmember lending net finance charge           779          758
   revenue
 Insurance premiums                              295          634
 Other                                           777          638
                                              ------       ------
   Total                                      11,982       11,792
                                              ------       ------
Expenses:
 Human resources                               3,177        3,000
 Provisions for losses and benefits:
   Annuities and investment certificates       1,045        1,037
   Life insurance and other                      403          652
   Charge card                                   630          571
   Cardmember lending                            421          364
 Interest:
   Charge card                                   513          495
   Other                                         356          437
 Occupancy and equipment                         830          795
 Marketing and promotion                         762          755
 Professional services                           609          584
 Communications                                  329          301
 Other                                         1,086        1,160
                                              ------       ------
   Total                                      10,161       10,151
                                              ------       ------
Pretax income                                  1,821        1,641
Income tax provision                             514          462
                                              ------      -------
Net income                                   $ 1,307      $ 1,179
                                             =======      =======
Net income per common share                  $  2.68      $  2.34
                                             =======      =======
Average common and common equivalent
 shares outstanding                            486.6        499.4
                                            ========      =======
Cash dividends declared per
 common share                                $ 0.675      $0.675
                                             =======      =======

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)
                                                  September 30,   December 31,
Assets                                                1996           1995
------                                            ------------    ------------
Cash and cash equivalents                            $  4,884      $  3,200
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1996, $759; 1995, $753                              16,080        17,154
  Other receivables, less reserves:
   1996, $53; 1995, $76                                 2,380         2,760
Investments                                            39,306        42,561
Loans:
  Cardmember lending, less reserves:
   1996, $420; 1995, $489                              10,571        10,268
  International banking, less reserves:
   1996, $116; 1995, $111                               5,524         5,317
  Other, net                                              538           506
Separate account assets                                17,485        14,974
Deferred acquisition costs                              2,519         2,262
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1996, $1,838;
  1995, $1,763                                          1,666         1,783
Other assets                                            5,714         6,620
                                                     --------      --------
  Total assets                                       $106,667      $107,405
                                                     ========      ========
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                  $  9,550      $  9,889
Travelers Cheques outstanding                           6,340         5,697
Accounts payable                                        4,477         4,686
Insurance and annuity reserves:
  Fixed annuities                                      21,625        21,405
  Life and disability policies                          3,891         3,752
Investment certificate reserves                         3,177         3,606
Short-term debt                                        16,901        17,654
Long-term debt                                          8,233         7,570
Separate account liabilities                           17,485        14,974
Other liabilities                                       6,745         9,952
                                                     --------       -------
  Total liabilities                                    98,424        99,185

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value,
   authorized 20 million shares
     Convertible Exchangeable Preferred shares,
       issued and outstanding 4 million
       shares at December 31, 1995, stated at
       liquidation value                                    -           200
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   473.5 million shares in 1996 and 483.1
   million shares in 1995                                 284           290
  Capital surplus                                       3,907         3,781
  Net unrealized securities gains                         577           875
  Foreign currency translation adjustment                (91)          (85)
  Retained earnings                                     3,566         3,159
                                                     --------      ---------
   Total shareholders' equity                           8,243         8,220
                                                     --------      ---------
  Total liabilities and shareholders' equity         $106,667      $107,405
                                                     ========      =========

                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                        Nine Months Ended
                                                         September 30,
                                                       -------------------
                                                       1996           1995
                                                       ----           ----
Cash Flows from Operating Activities
Net income                                           $1,307         $1,179
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                  1,490          1,463
  Depreciation, amortization, deferred taxes and
    other                                               202            237
  Changes in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest          477           (410)
      Other assets                                      688            104
      Accounts payable and other liabilities         (1,066)          (445)
Increase in Travelers Cheques outstanding               643          1,438
Increase in insurance reserves                          154            364
                                                     ------          ------
Net cash provided by operating activities             3,895          3,930
                                                     ------          ------
Cash Flows from Investing Activities
Sale of investments                                   3,921          2,015
Maturity and redemption of investments                4,797          3,538
Purchase of investments                              (8,015)        (7,200)
Net increase in Cardmember receivables                 (941)        (1,695)
Proceeds from repayment of loans                     16,703         15,963
Cardmember receivables/loans sold to Trust            2,242              -
Issuance of loans                                   (18,811)       (17,183)
Purchase of land, buildings and equipment              (299)          (224)
Sale of land, buildings and equipment                   223             19
Acquisitions, net of cash acquired/sold                  -              (7)
                                                     ------          ------
Net cash used by investing activities                 (180)         (4,774)
                                                     ------          ------
Cash Flows from Financing Activities
Net decrease in customers' deposits                   (215)           (604)
Sale of annuities and investment certificates        4,053           4,907
 Redemption of annuities and investment             (4,403)         (3,166)
  certificates
Net increase (decrease) in debt with maturities of
  3 months or less                                   5,233          (4,732)
Issuance of debt                                     8,797          15,412
Principal payments on debt                         (14,381)         (9,064)
Issuance of American Express common shares             116             202
Repurchase of American Express common shares          (886)           (665)
Dividends paid                                        (330)           (344)
                                                    ------            -----
Net cash (used) provided by financing activities    (2,016)          1,946

Effect of exchange rate changes on cash                (15)             42
                                                      -----           -----
Net increase in cash and cash equivalents            1,684           1,144

Cash and cash equivalents at beginning of period     3,200           3,433
                                                      -----           -----
Cash and cash equivalents at end of period          $4,884          $4,577
                                                     ======          ======

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1. The consolidated financial statements should be read in conjunction with the financial statements presented in the Annual Report on Form 10-
   K of American Express Company (the "Company" or "American Express") for the year ended December 31, 1995. Certain prior year's amounts have been reclassified to conform to the current year's presentation.
   Significant accounting policies disclosed therein have not changed.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1996 and December 31, 1995, the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $122 million and $126 million for the three months ended September 30, 1996 and 1995, respectively, and $373 million and $368 million for the nine months ended September 30, 1996 and 1995, respectively. Interest and Dividends is presented net of interest expense of $128 million and $140 million for the three months ended September 30, 1996 and 1995, respectively, and $396 million and $450 million for the nine months ended September 30, 1996 and 1995, respectively, related to the Company's international banking operations.

3. The following is a summary of investments:

                                          September 30,    December 31,
    (In millions)                             1996            1995
                                          --------------   -------------
 Held to Maturity, at amortized cost
     (fair value: 1996, $13,539; 1995,
     $17,549)                                    $13,317        $16,790
 Available for Sale, at fair value
     (cost: 1996, $19,998; 1995, $20,452)
                                                  21,802         22,435
 Investment mortgage loans (fair value:
     1996, $3,714; 1995, $3,434)
                                                   3,672          3,180
 Trading                                             515            156
                                                 -------        -------
                                                 $39,306        $42,561
                                                 =======        =======

4. Net income taxes paid during the nine months ended September 30, 1996 and 1995 were approximately $455 million and $475 million, respectively. Interest paid during the nine months ended September 30, 1996 and 1995 was approximately $1.8 billion.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Nine Months Ended September 30, 1996 and 1995

The Company's consolidated net income increased 10 percent and 11 percent in the quarter and nine months ended September 30, 1996, respectively, compared with a year ago. Net income per share in the third quarter and first nine months of 1996 rose by 14 percent and 15 percent, respectively, reflecting higher revenues, improved margins and a reduction in average shares outstanding. Excluding AMEX Life Assurance Company (AMEX Life), a subsidiary that was sold in October 1995, consolidated revenues increased 4 percent and 6 percent in the quarter and nine months ended September 30, 1996, respectively, compared with last year. Proceeds from this sale were used to fund a portion of the Company's share repurchase program which is discussed below.

Consolidated Liquidity and Capital Resources

On October 28, 1996, the Company's Board of Directors approved a plan to repurchase up to 40 million common shares over the next two to three years, from time to time as market conditions allow. The plan is primarily designed to allow the Company to offset share issuances under employee compensation plans. Under certain conditions, the Company may purchase additional shares to increase economic value for shareholders.
As of October 31, 1996, the Company had repurchased 57.7 million shares at an average price of $38.19 per share under two previously authorized share repurchase plans. The total authorization under those plans was 60 million shares.

During the nine months ended September 30, 1996, 2.3 million put options issued in connection with the two prior share repurchase programs expired unexercised. At September 30, 1996, the Company had a total of 500,000 put options outstanding with a weighted average strike price of $41.74 per share. These options expired unexercised in October 1996.

On October 15, 1996, the Company completed the exchange of its DECS (Debt Exchangeable for Common Stock) for shares of common stock of First Data Corporation (FDC). Prior to the exchange, the Company had outstanding 23,618,500 DECS. Based on the appreciation of FDC shares during the three-year term of the DECS, holders received 0.819 FDC shares for each DECS held, or 19,343,536 FDC shares. As a result of the exchange, the Company's holdings in FDC were reduced to 3,274,964 shares. In the fourth quarter of 1996, the Company will recognize a $480 million pretax ($300 million after-tax) gain on the exchange.

On May 6, 1996, after receiving a redemption notice from the Company, Nippon Life Insurance Company converted all of its four million $3.875 Convertible Exchangeable Preferred shares into 4,705,882 of the Company's common shares. For purposes of computing earnings per common share, the increase in outstanding common shares was offset by the elimination of the preferred dividend. As a result, the conversion has no impact on earnings per common share.

Travel Related Services

Results of Operations For The Three and Nine Months Ended September 30, 1996 and 1995

                                Statement of Income
                                -------------------
                                   (Unaudited)
(Dollars in millions)

                          Three Months Ended               Nine Months Ended
                             September 30,   Percentage       September 30,   Percentage
                         -----------------                ---------------
                               1996    1995   Inc/(Dec)      1996    1995     Inc/(Dec)
                           ----------------------------   ------------------------------
Net Revenues:
  Discount Revenue           $1,256  $1,116     12.5%      $3,644  $3,246      12.3%
  Net Card Fees                 418     439     (4.6)       1,253   1,311      (4.4)
  Travel Commissions and Fees   316     316      0.1          943     931       1.3
  Interest and Dividends        167     261    (36.3)         568     761     (25.3)
  Other Revenues                508     570    (10.9)       1,384   1,608     (14.0)
                           ----------------               ---------------
                              2,665   2,702     (1.4)       7,792   7,857      (0.8)
                           ----------------               ---------------
  Lending:
       Finance Charge Revenue   377     396     (4.9)       1,152   1,126       2.3
       Interest Expense         122     126     (3.0)         373     368       1.5
                           ----------------               ---------------
         Net Finance Charge
           Revenue              255     270     (5.7)         779     758       2.8
                           ----------------               ---------------
       Total Net Revenues     2,920   2,972     (1.8)       8,571   8,615      (0.5)
                           ----------------               ---------------
Expenses:
  Marketing and Promotion       278     252     10.3          730     731     (0.2)
  Provision for Losses and
    Claims:
       Charge Card              172     207    (16.8)         630     571     10.4
       Lending                  107     132    (18.8)         421     364     15.9
       Other                     28     137    (79.9)          79     382    (79.6)
                          -----------------               ----------------
            Total               307     476    (35.4)       1,130   1,317    (14.2)
                          -----------------               ----------------

  Interest Expense:
       Charge Card              175     169      3.5          513     495      3.5
       Other                     72     114    (36.4)         282     338    (16.3)
                          -----------------               ----------------
            Total               247     283    (12.5)         795     833     (4.5)

  Net Discount Expense          128     101     26.5          379     309     22.9
  Human Resources               764     700      9.1        2,190   2,098      4.4
  Other Operating Expenses      755     752      0.2        2,031   2,119     (4.1)
                          -----------------               ----------------
       Total Expenses         2,479   2,564     (3.3)       7,255   7,407     (2.1)
                          -----------------               ----------------
Pretax Income                   441     408      8.2        1,316   1,208      8.9
Income Tax Provision            118     111      6.5          384     349     10.1
                          -----------------               ----------------
Net Income                     $323    $297      8.8         $932    $859      8.5
                          =================               ================

The impact on the Statement of Income related to TRS' securitized receivables and loans was as follows:
 Increase Net Card Fees            $4       -                        $4        -
 Increase Other Revenues           45     $20                       120       $63
 Decrease Lending Finance
   Charge Revenue                 (43)      -                       (76)       -
 Decrease Lending Interest
   Expense                         17       -                        25        -
 Decrease Provision for
   Losses and Claims:
    Charge Card                    51      40                       160       124
    Lending                        11       -                        22        -
 Decrease Interest Expense:
   Charge Card                     43      41                       124       122
 Increase Net Discount
   Expense                       (128)   (101)                     (379)     (309)
                                 ---------------                   ----------------
    Pretax Income                  $0      $0                        $0        $0
                                 ===============                   ================

Travel Related Services

                                Selected Statistical Information
                                --------------------------------
                                         (Unaudited)
 (Amounts in billions, except
 percentages and where indicated)

                               Three Months Ended                  Nine Months Ended
                                  September 30,     Percentage       September 30,  Percentage
                                ------------------                ------------------
                                 1996    1995       Inc/(Dec)      1996      1995    Inc/(Dec)
                                -----------------------------     -----------------------------
Total Cards in Force (millions):
  United States                  28.4    25.9        9.4%          28.4      25.9     9.4%
  Outside the United States*     11.9    11.5        4.1           11.9      11.5     4.1
                                 ------------                    ----------------
       Total                     40.3    37.4        7.8           40.3      37.4     7.8
                                 ============                    ================
Basic Cards in Force (millions):
  United States                  21.7    19.4       12.0           21.7      19.4    12.0
  Outside the United States*      9.4     9.0        4.2            9.4       9.0     4.2
                                 ------------                    ----------------
       Total                     31.1    28.4        9.5           31.1      28.4     9.5
                                 ============                    ================
Card Billed Business:
  United States                 $32.7   $29.2       11.8          $94.8     $83.9    13.0
  Outside the United States*     13.2    11.8       12.4           38.4      34.6    10.9
                                -------------                    ----------------
       Total                    $45.9   $41.0       12.0         $133.2    $118.5    12.4
                                =============                    ================
Travelers Cheque Sales           $8.6    $8.3        3.2          $20.5     $20.5      -
Average Travelers Cheques
  Outstanding                    $6.6    $6.7       (1.8)          $6.1      $6.0     1.0
Travel Sales                     $3.8    $3.7        4.1          $11.5     $11.0     3.9

* Both years include Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.


Travel Related Services' ("TRS") 1995 results included income from AMEX
Life. Excluding AMEX Life results from the three and nine month periods ended September 30, 1995, TRS' net income grew approximately 13 percent in both periods, revenues increased approximately 4 percent and 5 percent, respectively, and expenses were up approximately 2 percent and 4 percent, respectively.

For the three and nine months ended September 30, 1996, net revenues reflected higher worldwide billed business on American Express Cards and growth in Cardmember loans outstanding. The rise in billed business resulted from greater spending per Cardmember, due in part to the benefits of rewards programs and broader merchant coverage, and an increase in the number of Cards outstanding. These improvements were partially offset by a decrease in net Card fees consistent with TRS' strategy of expanding its lending portfolio through the issuance of low- and no-fee credit cards.
Lending net finance charge revenue reflects the effect of the $1 billion asset securitization completed in the second quarter of 1996 (see TRS'
Liquidity and Capital Resources discussion). Excluding this asset securitization, lending net finance charge revenue rose 4 percent and 9 percent for the three and nine months ended September 30, 1996, respectively, reflecting higher average loan balances, but lower net interest spreads on introductory interest rates on new products. Interest and dividends and other revenues declined primarily as a result of the sale of AMEX Life. In addition, the decline in the third quarter also reflects a lower level of investments due to a change in investment strategy related to consolidation of certain legal entities within the U.S. Consumer Lending business. This effect was offset by an equal reduction in other interest expense.

Credit quality has improved since last year, particularly in Latin
America. Accordingly, the provision for losses for both charge and lending products declined significantly during the third quarter.
Management expects the amount of the fourth quarter provision to be similar to that of the third quarter.* The Charge Card provision for losses rose in the nine month period primarily due to volume growth. The lending provision for losses was higher for the nine month period because of higher loss rates earlier in the year and volume growth. The other provision for losses declined with the sale of AMEX Life. In the third quarter of 1996, operating expenses increased from last year, primarily relating to the cost of Cardmember loyalty programs, business growth and investment spending.


* This is a forward-looking statement. See Part II, Item 5 of this 10-Q report for certain risks and uncertainties relating to such statement.








Travel Related Services

Liquidity and Capital Resources

                          Selected Balance Sheet Information
                          ----------------------------------
                                    (Unaudited)

(Dollars in billions)

                    September 30, December 31,    Percentage   September 30, Percentage
                            1996         1995      Inc/(Dec)           1995   Inc/(Dec)
               ------------------------------------------------------------------------
Accounts Receivable,
  net                     $17.4        $18.9       (8.0%)            $18.1      (4.0%)
Cardmember Loans, net     $10.6        $10.3        3.0               $9.3      13.7

Owned and Managed Cardmember
  Receivables (excluding
  Revolving Card Products):
  Total Cardmember
    Receivables           $20.7        $20.5        1.1              $18.7      10.5
  90 Days Past Due as
    a % of Total
    Cardmember
    Receivables            3.6%         3.5%         -                3.6%        -
 Total Loss
   Reserves (millions)     $996         $952       4.6                $915       8.8
   % of Cardmember
     Receivables           4.8%         4.6%        -                 4.9%         -
   % of 90 Days Past Due   134%         131%        -                 135%         -
 Cardmember Receivables
   Loss Ratio,
   Net of Recoveries*     0.52%        0.51%        -                0.49%         -
Owned and Managed
  U.S. Cardmember
  Lending (including
  Revolving Card
  Products):
  Total Cardmember Loans  $11.2        $10.0      12.5               $9.0       24.2
  30 Days Past Due
    as a % of Total
    Cardmember Loans       3.2%         3.8%        -                3.5%         -
  Total Loss
    Reserves (millions)    $427         $443      (3.6)              $389       9.8
    % of Cardmember Loans  3.8%         4.5%        -                4.3%         -
    % of 30 Days Past Due  119%         116%        -                122%         -
  Write-Off Rates*         5.1%         4.4%        -                4.4%         -
Investments                $6.5         $9.2     (28.9)             $11.9      (45.3)
Total Assets              $41.7        $45.2      (7.6)             $47.1      (11.4)
Travelers Cheques
  Outstanding              $6.3         $5.7      11.3               $6.7       (5.5)
Short-term Debt           $16.8        $17.9      (6.2)             $16.9       (0.6)
Long-term Debt             $5.0         $4.4      14.6               $3.4       47.7
Total Liabilities         $36.7        $40.3      (8.8)             $42.3      (13.2)
Total Shareholder's
  Equity                   $5.0         $4.9       2.2               $4.8        4.6
Return on Average
  Equity                  25.1%        24.6%        -               24.6%        -

*  For the year-to-date period
Note: Owned and Managed Cardmember Receivables and Loans include securitized assets not reflected in the Consolidated Balance Sheet.

American Express Centurion Bank ("Centurion Bank") and American Express Receivables Financing Corporation II, a newly formed wholly owned subsidiary of TRS, created a new trust, the American Express Credit Account Master Trust (the "Trust"), for the securitization of revolving credit loans. On May 16, 1996, the Trust securitized $1 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Trust. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign & Travel revolving credit accounts owned by Centurion Bank.

On September 18, 1996, the American Express Master Trust (the "Master Trust") issued an additional $1.25 billion Class A Floating Rate Accounts
Receivable Trust Certificates. The securitized assets consist of receivables generated under designated American Express Card, American Express Gold Card and Platinum Card consumer accounts. The Master Trust was formed in 1992 to securitize Charge Card receivables.

The decline in investments reflects a change in investment strategy related to consolidation of certain legal entities within the U.S. Consumer Lending business, which was offset by a corresponding decrease in other liabilities.

American Express Financial Advisors

Results of Operations For The Three and Nine Months Ended September 30, 1996 and 1995

                                  Statement of Income
                                  --------------------
                                      (Unaudited)

(Dollars in millions, except
where indicated)

                            Three Months Ended              Nine Months Ended
                               September 30,    Percentage    September 30,    Percentage
                            ---------------                 ----------------
                              1996      1995    Inc/(Dec)    1996      1995      Inc/(Dec)
                            -----------------------------   -----------------------------
Revenues:
  Investment Income           $560      $555      0.9%     $1,691    $1,639      3.2%
  Management and
    Distribution  Fees         302       241      25.4        878       673     30.4
  Other Income                 159       138      15.5        472       406     16.3
                             -----------------              ---------------
       Total Revenues        1,021       934       9.4      3,041     2,718     11.9
                             -----------------              ---------------

Expenses:
  Provision for Losses and
    Benefits:
       Annuities               303       293       3.7        898      855       5.1
       Insurance               102        99       2.8        312      296       5.3
       Investment Certificates  45        55     (17.2)       147      150      (2.4)
                             ----------------               ----------------
            Total              450       447       0.9      1,357    1,301       4.3
  Human Resources              259       226      14.4        757      650      16.4
  Other Operating Expenses      82        64      28.3        270      214      25.9
                             ----------------               -----------------
       Total Expenses          791       737       7.5      2,384    2,165      10.1
                             ----------------               -----------------
Pretax Income                  230       197      16.6        657      553      19.0
Income Tax Provision            74        63      16.6        218      183      19.8
                             ----------------               -----------------
Net Income                    $156      $134      16.5       $439     $370      18.5
                             ================               =================

                                    Selected Statistical Information
                                  --------------------------------------
Life Insurance
  in Force (billions)        $65.2     $57.6      13.2      $65.2    $57.6      13.2
                             ===============                ===============
Assets Owned and/or
  Managed (billions):
  Assets managed
    for institutions         $35.8     $32.3      10.9      $35.8    $32.3      10.9
  Assets owned and
    managed for individuals:
       Owned Assets           50.8      46.2       9.9       50.8     46.2       9.9
       Managed Assets         56.3      46.3      21.6       56.3     46.3      21.6
                            ----------------               ----------------
            Total           $142.9    $124.8      14.5     $142.9   $124.8      14.5
                            ================               ================
Sales of Selected Products:
  Mutual Funds              $3,313    $2,584      28.2    $10,644   $7,236      47.1
  Annuities                   $946      $699      35.3     $3,226   $2,757      17.0
  Investment Certificates     $182      $363     (49.9)      $503   $1,379     (63.5)
  Life and Other
    Insurance Sales           $109       $94      16.2       $318     $273      16.3
Number of Financial Advisors 8,092     7,930       2.0      8,092    7,930       2.0
Fees From Financial
  Plans (thousands)        $11,660    $9,798      19.0    $34,867  $29,842      16.8
Product Sales Generated
  from Financial Plans as
  a Percentage of
  Total Sales                64.7%     65.3%        -       63.7%    64.3%        -


During the three and nine months ended September 30, 1996, the increase in American Express Financial Advisors' investment income reflected higher average asset levels, but lower investment yields compared with the year-ago periods. Management and distribution fees rose reflecting increases in management fees earned on a higher asset base and distribution fees attributable to greater mutual fund sales. The growth in managed assets was due to market appreciation and positive net sales. Other income increased primarily due to higher life insurance contract charges and premiums.

The provisions for annuity and insurance benefits grew as higher business in force was offset, in part, by lower accrual rates. The provision for investment certificates declined due to lower average investment certificates in force in the third quarter and lower accrual rates. Human resources expense was higher as financial advisors' compensation increased as a result of greater commissionable sales and, to a lesser extent, more employees compared with last year. Other operating expenses grew primarily as a result of higher data processing support costs. The growth in other operating expenses in the nine month period also included a higher provision for insurance industry guarantee association assessments.

American Express Financial Advisors

Liquidity and Capital Resources

               September 30, December 31, Percentage  September 30, Percentage
                       1996         1995  Inc/(Dec)           1995  Inc/(Dec)
               --------------------------------------------------------------
Investments           $28.2       $28.8      (2.0%)       $28.0         0.6%
Separate Account
  Assets              $17.5       $15.0       16.8        $14.1        23.8
Total Assets          $50.8       $48.3        5.2        $46.2         9.9
Reserves for
  Losses and Benefits $28.6       $28.6       (0.2)       $27.7         3.2
Total Liabilities     $47.7       $45.2        5.6        $43.4        10.0
Total Shareholder's
  Equity               $3.0        $3.1       (0.9)        $2.8         7.2
Return on Average
  Equity               20.2%       19.4%        -          19.2%         -


American Express Financial Advisors' total assets grew from year end due to an increase in separate account assets as a result of market appreciation and positive net sales. The declines in investments and total shareholder's equity from year end reflect a lower level of unrealized securities gains due to a decline in market value resulting from higher market interest rates.

American Express Bank

Results of Operations For The Three and Nine Months Ended September 30, 1996 and 1995

                                Statement of Income
                                --------------------
                                   (Unaudited)
(Dollars in millions)
                         Three Months Ended            Nine Months Ended
                           September 30,  Percentage     September 30,   Percentage
                         --------------                -------------
                            1996    1995    Inc/(Dec)    1996     1995   Inc/(Dec)
                         ---------------------------   ----------------------------
Net Revenues:
  Interest Income           $206    $221     (6.9%)      $619     $693    (10.7%)
  Interest Expense           128     140     (8.4)        396      450    (12.0)
                            -------------                 ---------------
       Net Interest Income    78      81     (4.3)        223      243     (8.4)
  Commissions, Fees and
    Other Revenues            57      59     (4.8)        156      180    (13.6)
  Foreign Exchange Income     16      21    (21.7)         56       61     (7.5)
                            -------------                 ---------------
       Total Net Revenues    151     161     (6.7)        435      484    (10.2)
                            -------------                 ---------------

Provision for Credit Losses    5       1       #           13        5       #
                            -------------                 ------------
Expenses:
  Human Resources             59      62     (5.0)        168      190    (11.7)
  Other Operating Expenses    59      65     (9.2)        175      206    (14.9)
                            -------------                 ---------------

       Total Expenses        118     127     (7.1)        343      396    (13.4)
                            -------------                 ---------------
Pretax Income                 28      33    (16.3)         79       83     (5.0)
Income Tax Provision          10      11    (11.6)         28       26      5.3
                            -------------                 ---------------
Net Income                   $18     $22    (18.8)        $51      $57     (9.8)
                            =============                 ===============
#  Denotes variance of more than 100%.

The decline in American Express Bank's (the "Bank") earnings for the three and nine months ended September 30, 1996 resulted from lower revenues, partly offset by expense savings. These results also reflect the Bank's continued efforts to focus on strategic markets and eliminate low return activities.

Net interest income was down primarily as a result of higher short-term funding costs, as well as a balance sheet reduction in the nine month period. The decreases in commissions, fees and other revenues and operating expenses were primarily due to exiting nonstrategic businesses, including the transfer of certain aircraft assets to the Bank's parent, American Express Company, in January 1996.

American Express Bank

Liquidity and Capital Resources

                               Selected Balance Sheet Information
                               ----------------------------------
                                        (Unaudited)

(Dollars in billions, except
where indicated)

                     September 30, December 31, Percentage  September 30, Percentage
                             1996         1995   Inc/(Dec)          1995    Inc/(Dec)
                     ----------------------------------------------------------------
Investments                  $2.5         $2.5      (0.4%)          $2.6       (2.0%)
Total Loans                  $5.6         $5.4       3.9            $5.4         4.8
 Reserve for
   Credit Losses (millions)  $116         $111       4.5            $115         0.7
 Reserves as a Percentage
  of Total Loans             2.1%         2.0%       -              2.1%          -
 Total Nonperforming
  Loans (millions)            $31          $34      (8.2)            $32         (2.8)
 Other Real Estate
  Owned (millions)            $34          $44     (21.8)            $43        (20.6)
Total Assets                $12.1        $12.3      (1.9)          $12.5         (3.3)
Deposits                     $8.4         $8.5      (0.5)           $8.4          0.4
Total Liabilities           $11.3        $11.5      (1.5)          $11.7         (3.2)
Total Shareholder's
 Equity (millions)           $777         $837      (7.3)           $809         (4.0)
Risk-Based Capital Ratios:
     Tier 1                  9.0%         8.9%       -              8.7%          -
     Total                  12.8%        13.0%       -             13.9%          -
Leverage Ratio               6.0%         5.8%       -              5.6%          -
Return on Average Assets*   0.58%        0.59%       -             0.57%          -
Return on Average
 Common Equity*             9.34%        9.99%       -             9.80%          -

*  For the year-to-date peiod

The Bank's total balance sheet declined modestly from year end. Liquidity created from the transfer of certain aircraft assets to the parent was used to pay a special dividend and fund higher loans, while deposits declined slightly. The decrease in other real estate owned primarily resulted from the sale of a foreclosed asset.

Corporate and Other

Corporate and Other reported third quarter 1996 net expenses of $39 million, compared with net expenses of $37 million a year ago.

Corporate and Other reported net expenses of $115 million in the nine months ended September 30, 1996, compared with $107 million last year. Results for the first nine months of 1996 and 1995 include the Company's share of the Travelers Inc. revenue participation in accordance with an agreement related to the 1993 sale of the Shearson Lehman Brothers Division, which was offset by expenses related to business building initiatives.

              INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 1996, the related consolidated statements of income for the three and nine month periods ended September 30, 1996 and 1995, and the consolidated statement of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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



                                  /s/Ernst & Young LLP

New York, New York
November 14, 1996

                         PART II. OTHER INFORMATION

                          AMERICAN EXPRESS COMPANY


Item 5.     Other Information

        (a) Forward-looking statements
            --------------------------

      A statement in Part I of this 10-Q is identified under "Travel Related Services -- Results of Operations For The Three and Nine Months Ended September 30, 1996 and 1995" as a "forward-looking statement." This statement involves risks and uncertainties. Important factors which may cause actual results to differ materially from this forward looking statement include, but are not limited to, the following: consumer and/or business spending per Cardmember, which may result from general economic conditions affecting consumers or businesses, including the overall levels of consumer debt;
other general economic and business conditions, such as interest rates and consumer credit trends, which could affect the ability of consumers and businesses to repay credit and charge card debt to TRS; the rate of bankruptcies of consumers and businesses; and the volume of new card products issued by TRS, which typically involve higher provisioning.

        (b)  By-law Amendment
             ----------------

      On October 28, 1996, Section 2.2 of the Company's By-laws was amended, generally giving the Secretary of the Company the authority to fix a date for special meetings of shareholders demanded by holders of a majority of the Company's shares outstanding and entitled to vote in the election of directors (which currently includes holders of the Company's common shares). The amended section provides that the Secretary shall fix a date for such meetings no less than 60 days nor more than 90 days after receipt of a properly submitted demand by shareholders. See Exhibit 3.2 to this Form 10-Q Report for the full text of the amended section.


Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 See Exhibit Index on page E-1 hereof.


            (b)  Reports on Form 8-K:

                 Form 8-K, dated July 22, 1996, Item 5, relating to the registrant's earnings for the quarter ended June 30, 1996.

                 Form 8-K, dated October 29, 1996, Item 5, relating to the registrant's earnings for the quarter ended
                 September 30, 1996.

                              SIGNATURES





Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)





Date: November 14, 1996            By  /s/ Richard K. Goeltz
-----------------------            -------------------------
                                   Richard K. Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer



Date: November 14, 1996                /s/ Daniel T. Henry
-----------------------            --------------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Chief Accounting Officer)

                          EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly
Report:


     Exhibit         Description


        3.2 Registrant's By-laws, as amended on October 28, 1996.

       12   Computation in Support of Ratio of Earnings to Fixed Charges.

       15   Letter re Unaudited Interim Financial Information.

       27   Financial Data Schedule.