Form 10-K
period 1996-12-31
AMERICAN EXPRESS CO
filed 1997-03-28
CIK 4962

                               UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                         ---------------------------
                                 FORM 10-K
                         ---------------------------

            /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 1996

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K /X/.

Common shares of the registrant outstanding at March 10, 1997 were 472,791,925.

The aggregate market value, as of March 10, 1997, of such common shares held by non-affiliates of the registrant was approximately $31.9 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

               DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV:  Portions of Registrant's 1996 Annual Report to
Shareholders.

Part III:  Portions of Registrant's Proxy Statement dated March 12, 1997.
========================================================================

                        TABLE OF CONTENTS

Form 10-K
Item Number

     Part I                                                  Page

1.   Business
        Travel Related Services  . . . . . . . . . . . . . .   1
        American Express Financial Advisors. . . . . . . . .  13
        American Express Bank. . . . . . . . . . . . . . . .  19
        Corporate. . . . . . . . . . . . . . . . . . . . . .  27
        Foreign Operations . . . . . . . . . . . . . . . . .  27
        Important Factors Regarding Forward-
          Looking Statements. . . . . . . . . .  . . . . . .  28
        Industry Segment Information and
          Classes of Similar Services. . . . . . . . . . . .  30
        Executive Officers of the Registrant . . . . . . . .  31
        Employees. . . . . . . . . . . . . . . . . . . . . .  34
 2.  Properties. . . . . . . . . . . . . . . . . . . . . . .  35
 3.  Legal Proceedings . . . . . . . . . . . . . . . . . . .  35
 4.  Submission of Matters to a Vote of Security Holders . .  36

     Part II

 5.  Market for Registrant's Common Equity and
       Related Stockholder Matters . . . . . . . . . . . . .  36
 6.  Selected Financial Data . . . . . . . . . . . . . . . .  37
 7.  Management's Discussion and Analysis of Financial
       Condition and Results of Operations . . . . . . . . .  37
 8.  Financial Statements and Supplementary Data . . . . . .  37
 9.  Changes in and Disagreements with Accountants on
       Accounting and Financial Disclosure . . . . . . . . .  37

     Part III

10.  Directors and Executive Officers of the Registrant. . .  37
11.  Executive Compensation. . . . . . . . . . . . . . . . .  37
12.  Security Ownership of Certain Beneficial Owners
       and Management. . . . . . . . . . . . . . . . . . . .  37
13.  Certain Relationships and Related Transactions. . . . .  37

     Part IV

14.  Exhibits, Financial Statement Schedules and Reports
       on Form 8-K . . . . . . . . . . . . . . . . . . . . .  38
     Signatures. . . . . . . . . . . . . . . . . . . . . . .  39
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

                         TRAVEL RELATED SERVICES

    American Express Travel Related Services Company, Inc. (including its subsidiaries, where appropriate, "TRS") provides a variety of products and services, including, among others, the American Express-R Card, the Optima-R Card and other consumer lending products, the American Express-R Travelers Cheque (the "Travelers Cheque" or the "Cheque") and other stored value products, business expense management products and services, corporate and consumer travel products and services, magazine publishing, database marketing and management, and merchant transaction processing, point of sale and back office products and services. TRS offers products and services in over 160 countries. In certain countries, partly owned affiliates and independent operators offer some of these products and services under licenses from TRS.

    TRS' business as a whole has not experienced significant seasonal fluctuation, although Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other calendar quarters.

    TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

    CONSUMER CARD SERVICES GROUP

    TRS offers individual consumers charge cards such as the American Express-R Personal Card, the American Express-R Gold Card and the Platinum Card-R, revolving credit cards such as the Optima-R Card and the American Express Credit Card (issued outside the U.S.), and a variety of cards sponsored by and co-branded with other corporations and institutions (collectively, "Card" or "Cards"). Cards are currently issued in 37 currencies and permit Cardmembers to charge purchases of goods and services in the U.S. and in most countries around the world at establishments that have agreed to accept them.

    Charge Cards, which are marketed in the U.S. and many other countries and carry no pre-set spending limit, are primarily designed as a method of payment and not as a means of financing purchases of goods and services. Charges are approved based on a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans (such as Sign & Travel-R accounts), charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due by approximately 50 days are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

     The Optima Card comprises a family of revolving credit cards marketed in the U.S. and other countries. The Optima Card was initially issued only to existing charge Cardmembers. In 1994, the Optima True Grace-SM Card was issued in the U.S. on a stand-alone basis. Since then, a variety of other Optima Cards with different payment terms, grace periods and rate structures have been made available to customers. American Express revolving credit cards which do not carry the Optima brand are also issued outside the U.S.

     American Express Centurion Bank ("Centurion Bank") issues the Optima Card in the U.S. and owns most of the receivables arising from the use of Optima Cards issued in the U.S. In addition, Centurion Bank extends lines of credit in association with certain charge Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel account and Special Purchase Account-SM. The Sign & Travel account gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain prepaid travel charges that are purchased with the charge Card. The Special Purchase Account offers qualified U.S. Cardmembers the option of extending payment for certain charges on the charge Card in excess of a specified amount. In several markets outside the U.S., consumer lending activities are engaged in by other subsidiaries of TRS, subject to local regulations.

    Cardmembers generally are charged an annual fee, which varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. Many Optima Cards are offered with no annual fee.

    Cardmembers have access to a variety of special services and programs, depending on the type of Card, including: the Membership Rewards-SM Program, Global Assist-R Hotline, Buyer's Assurance-SM Protection Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance Plan and Purchase Protection-SM Plan. A Gold Card holder in the U.S. has access to certain additional services, including a Year End Summary of Charges Report and a lowest price guarantee on most retail purchases. The Platinum Card, offered to certain Cardmembers in the U.S. and other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines of participating financial institutions worldwide. In 1996, the Customer Relationship Statement, which had already been implemented outside the U.S., was expanded into the U.S. for Personal, Gold and Platinum Cardmembers to communicate special offers for merchant products and services.

    American Express Credit Corporation and its subsidiaries ("Credco") purchase most charge Card receivables arising from the use of Cards issued in the U.S. and in designated currencies outside the U.S. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of medium-term notes, certificates of deposit and time deposits. TRS and Centurion Bank also fund receivables through asset securitization programs. The cost of funding Cardmember receivables is a major expense of Card operations.

    The charge Card and consumer lending businesses are subject to extensive regulation in the U.S. under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. These laws and regulations have not had, and are not expected to have, a material adverse effect on the charge Card and consumer lending businesses either in the U.S. or on a worldwide basis.

     On July 1, 1996, TRS' subsidiary, American Express Centurion Bank, was consolidated with and merged into another TRS subsidiary, American Express Deposit Corporation, a Utah-chartered, FDIC-insured financial institution, which was the surviving entity. American Express Deposit Corporation was renamed American Express Centurion Bank concurrent with the effectiveness of the merger. Centurion Bank is a member of the

Federal Deposit Insurance Corporation ("FDIC") and is regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC.

     In 1996, TRS introduced a number of new revolving credit Card products and features to meet the needs of specific customer segments and to increase consumer loans outstanding. These included the Delta-R SkyMiles-TM Credit Card and a gold version of such Card, the ITT-Sheraton Club Miles Card from American Express, the American Express-R Golf Card, the New York Knicks-R Card from American Express and the New York Rangers-R Card from American Express. These co-branded cards offer rewards provided by the co-branded partners. TRS plans to continue its strategy and offer additional co-branded and other Card products. TRS is continuing to make a significant investment in a new card processing system to allow the faster introduction of products.

    Over the past couple of years, TRS has expanded its Membership Miles-R travel rewards program in the U.S. to include retail merchandise and gourmet gifts and renamed the program Membership Rewards, and is offering it outside the U.S. Membership Rewards is an important part of TRS' strategy to increase Cardmember spending and loyalty. Over 6 million Cardmembers in more than 30 markets worldwide participate in the Membership Rewards program. Enrollees now represent a significant portion of Cardmember spending. TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their Membership Rewards points and establishes reserves in connection with estimated future redemptions.

     To increase both the attractiveness of the American Express network and the number of Cards outstanding, in May 1996, American Express invited banks and other qualified institutions to issue cards that would bear an American Express logo and would be accepted at all merchants that accept the American Express Card. American Express has entered into a number of agreements with banks and other financial institutions outside of the United States to issue such cards including La Caixa in Spain, Sovac in France, and National Westminster Bank, Plc in the United Kingdom (see TRS International below). American Express also has agreed with National Westminster Bank, Plc to issue corporate cards in the United States that will be co-branded with United Airlines, Inc. (see page 9 for a discussion of this product). However, because of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States, banks which are members of these organizations in the United States are prohibited from issuing American Express-branded cards. These rules and policies are currently under investigation by the Antitrust Division of the United States Department of Justice.

    In 1996, TRS also formed an alliance with Advanta Corporation that links TRS' Membership Rewards program to Advanta's "Rewards Accelerator" VISA-R and MasterCard-R cards. VISA USA, Inc. and MasterCard have sued to prevent the program from moving ahead.

    TRS continued to expand its interactive service offerings on the Internet in 1996. Through the ExpressNet-R service on the America Online-R network (owned by America Online, Inc.), Cardmembers may access account information, pay their American Express Card bills and apply for small business and consumer card products. In addition, Cardmembers may utilize the Quicken-R software offered by Intuit-R to view their American Express Card account information, and a Money financial management software offered by Microsoft-R will be available later in 1997. TRS is also implementing encryption standards to facilitate Card acceptance for payments over the Internet. TRS anticipates further significant electronic payment product developments in 1997, which may include increasing use of Card acceptance over the Internet, stored value cards, "smart cards" or other card-based or electronic forms of payment.

    TRS encounters substantial and increasingly intense competition worldwide with respect to the charge Card and consumer lending businesses from general purpose cards issued under revolving credit plans, particularly VISA cards issued by members of VISA International Service Association, Inc. or VISA USA, Inc. (collectively, "VISA"), and MasterCard cards issued by members of MasterCard, including cards sponsored by and co-branded with AT&T Corp., General Electric Company, General Motors Corporation and Ford Motor Company. This competition exists among issuers of general purpose charge and credit cards which bear a common brand, e.g. VISA or MasterCard (intrasystem competition) as well as among card systems like VISA, MasterCard and to a lesser extent, Diners Club-R, Dean Witter's NOVUS-SM Network and JCB (intersystem competition). TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations. These products are not generally substitutes for TRS' Card products due to their limited acceptance. Numerous U.S. banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. However, the issuer of the Discover Card on the NOVUS Network, as well as many issuers of VISA cards and MasterCard cards, charge no annual fees. Certain competing issuers offer premium cards with enhanced services or lines of credit. Certain issuers also provide mileage credit to card holders under airline frequent flyer programs or other types of reward programs or rebates.

    The principal competitive factors that affect the Card business are

(i) the quality of the services and products, including rewards programs, provided to cardmembers and participating establishments; (ii) the number, spending characteristics and credit performance of cardmembers; (iii) the quantity and quality of the establishments that will accept a card; (iv) the cost of cards to cardmembers and of card acceptance to participating establishments; (v) the terms of payment available to cardmembers and participating establishments; (vi) the nature and quality of expense management data capture and reporting capability; (vii) the number and quality of other payment instruments available to cardmembers and participating establishments; and (viii) the success of targeted marketing and promotion campaigns.

    ESTABLISHMENT SERVICES

    Over the past several years, TRS' Establishment Services group has focused on expanding the TRS network of merchants and increasing merchant acceptance. In 1996, TRS added significantly more merchants to its network in industries such as retail, supermarkets, tele-communications, government and health care. The merchant network in the United States can now accommodate more than 91 percent of American Express Cardmembers' general purpose plastic spending, up from 87 percent in 1995. TRS' objective is to achieve merchant coverage that is at virtual parity with bankcard networks.

    As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. TRS generally charges higher discount rates to participating establishments than its competitors. As a result, TRS has encountered complaints from some establishments, as well as suppression of the Card's use, although recently both have declined substantially.

    TRS has focused on understanding and addressing key factors that influence merchant satisfaction. TRS has adjusted its discount structure in certain industries and locations. In addition, the Establishment Services Group has concentrated on developing products and services that add value and deepen the relationship with merchants to enhance the value of Card acceptance to merchants. Some of these products and services include new point-of-sale and merchant back-office technology to simplify and streamline acceptance of charge and credit card transactions. Several new information products were also piloted in 1996, including Express Rewards-SM, a program that allows merchants to reward valued customers with a special offer or discount at the time of purchase.

    STORED VALUE GROUP

    In light of changing technologies and customer needs, the former Travelers Cheque Group has expanded its product offerings to other
"stored value" products and is now called the Stored Value Group. Its mission is to replace cash with safe, convenient stored value payment systems that satisfy specific customer needs.

    In 1996, the Stored Value Group launched the IncentiveFunds-SM card, a pre-paid card program to assist corporations in providing incentives to their employees or customers. It also signed an agreement with the U.S. Postal Service to roll-out nationally the FirstClass PhoneCard and issued PhoneFunds-SM sold through TRS travel offices and U.S. National Park Visitors Centers or by calling a toll-free number. The Stored Value Group also initiated a number of pilots in 1996 in conjunction with TRS' Government Service Group. In addition, through a license with Banksys, a global company owned by all Belgian retail banks, the Stored Value Group gained access to a leading electronic purse program called "Proton" that can be used to develop products that replace cash for various types of transactions.

    The core of the Stored Value Group's business, however, continues to be American Express Travelers Cheques, which are sold as a safe and convenient alternative to currency. The Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption.
Travelers Cheques are issued directly by TRS, or through joint venture companies in which TRS holds an equity interest, in ten currencies.

    American Express Travelers Cheques are sold through a broad network of outlets worldwide, including travel offices of TRS, its affiliates and representatives, travel agents, commercial banks, savings banks, savings and loan associations, credit unions and other financial, travel and commercial businesses. TRS generally compensates selling agents for their sale of Travelers Cheques.

    The proceeds from sales of Cheques issued by TRS are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations. The investment of these proceeds is regulated by various state laws.

     Although the registrant believes that TRS is the leading issuer of travelers checks, the growth in sales of this product by TRS has been declining over the past few years. Consumers have a choice of many forms of competitive payment instruments, including other brands of travelers checks, cash, credit and debit cards and national and international automated teller machine networks. TRS expects increasing developments in stored value cards, smart cards and other electronic forms of payment, and plans to offer a range of new stored value and other products in the future to compete in this area. The principal competitive factors affecting the travelers check industry are
(i) the acceptability of the checks throughout the world as an alternative to currency; (ii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen; (iii) the compensation paid to, and frequency of settlement by, selling agents; (iv) the availability to the consumer of other forms of payment; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotion campaigns; and (vii) the amount of the fee charged to the consumer. Other competitive factors affecting stored value products generally include (a) the quality and rate of introduction of stored value products of competitors; (b) the rate of consumer acceptance of new products; (c) the rate of deployment of smartcard systems worldwide; (d) the interoperability of smartcard systems; (e) the relative ability of an issuer to control fraud; and (f) the development of governmental regulations relating to stored value products.

    CORPORATE SERVICES, SMALL BUSINESS SERVICES AND TRAVEL

    TRS, through its Corporate Services Group, Small Business Services Group and Travel business, is the leading provider to large and small businesses of expense management systems and travel services.

    The Corporate Services Group ("CSG") provides charge card expense management services to large and mid-sized companies for travel and entertainment spending. Companies are offered these services through the American Express Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes.

    CSG integrates the Corporate Card and business travel services in the U.S. and certain foreign countries to meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses, including a state-of-the-art expense management system which captures and reconciles expense report data with Corporate Card charge data. Other software permits cardholders who are members of large corporate accounts to access current account data by E-mail to create quickly their own expense reports and obtain electronic and check reimbursement through a Direct Deposit Services program.

    TRS continued to achieve substantial growth in Corporate Services in 1996; however, competitors have increased their focus on the Corporate Card business. For a discussion of competition relating to the Card business, see pages 5 and 6 above.

    TRS also provides American Express Government Card charge card services to federal employees who travel on official government business. In 1996, TRS launched the GovernmentFunds Card, a per diem payment product used on the American Express merchant network and at Express Cash machines by three federal government agencies for employees, guests and consultants traveling on official government business in the U.S. In addition, the American Express Corporate Card is the business expense management system used by 36 of the 50 states of the United States.

    TRS also offers products to enhance client company management of business expenses, other than travel and entertainment expenses, through the Corporate Purchasing Card. This product assists large companies in managing indirect spending including traditional purchasing administration expenses. Employees can use the Purchasing Card to order directly from manufacturers and suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. TRS pays the suppliers and submits a single monthly billing statement to the company. Due to the needs of companies in implementing the Purchasing Card, growth in this product has been slower than originally planned.

     In 1996, TRS extended its network strategy to the Corporate Card product. United Airlines, Inc. ("United") and National Westminster Bank, Plc ("NatWest"), New York branch, agreed to launch a new United Airlines Corporate Card that operates on the American Express merchant network.
United intends to market the non-revolving charge card to large and mid-sized companies as a cost control tool for corporate travel expenses. The new Corporate Card, expected to be issued in the second quarter of 1997, represents American Express's first U.S. "network card" (see page 4 for a discussion of the network). NatWest is the issuer of the card, which will be usable at all merchants that accept American Express Cards worldwide. In 1996, TRS also concluded an agreement to offer a co-branded Corporate Card with Qantas Airways, Ltd. (see TRS International below).

    TRS, through its Small Business Services Group, is also the leading provider of expense management services to small businesses (i.e., less than 100 employees). TRS has traditionally served the needs of small businesses with a portfolio of charge card products and a Privileged Rates program which includes specially negotiated rates on services such as car rental, courier, gasoline, hotel and office services.

   In 1996, TRS increased its focus on small businesses by offering a portfolio of new and redesigned products. It introduced a Corporate Gold Card and two new revolving credit cards -- the Gold Corporate

Optima-R Card and the Delta Skymiles-R Corporate Credit Card. It also provided access to unsecured lines of credit from $5,000 to $50,000 available on a pre-approved basis from TRS and two bank partners - Wells Fargo and Banc One -- to existing small business charge card clients. TRS also launched an equipment financing joint venture with AT&T Commercial Finance Corporation, a subsidiary of AT&T Capital Corporation, for the purchase of business equipment by small businesses, and piloted the creation of American Express Small Business Centers in key cities in the U.S. to provide financial and tax-related advice in conjunction with the registrant's newly formed Workplace Financial Services Group (see page 19 for a discussion of such group). TRS continued to achieve substantial growth in small business services in 1996.

    TRS provides a wide variety of travel services to customers traveling for business and personal purposes and is the leading business travel provider worldwide. Travel services include trip planning, reservations, ticketing and other incidental services. In addition, for business travel accounts, TRS provides corporate travel policy consultation and management information systems and group and incentive travel services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, service fees for certain transactions such as re-ticketing, courier services and complex itineraries and management fees from certain business travel accounts.

      TRS' retail travel network of more than 1700 owned and representative offices is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the travel network strength. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800-type services, and on-line products and services discussed below.

    More than 30,000 travel agents and direct sales by airlines and travel suppliers in the U.S. and abroad provide vigorous competition. It is mainly based on service, convenience and proximity to the customer and has increased due to several factors in recent years, including the acquisition of independent agencies by larger travel companies. Travel agency groups and consortia also have increased in size, enabling participating independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

   More recently, changes in the travel agent compensation structure, such as the limits on airfare commissions, have been imposed by airlines in an environment of heightened competition, which has caused some independent agencies to go out of business. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines with respect to computer reservation systems and compensation and pricing arrangements. Customers may increasingly seek alternative channels to make travel arrangements, such as on-line vendors or "ticketless" airline services that require booking directly with the airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities.

     TRS has been actively developing new cost effective ways to serve travel customers. In 1996, in addition to expanding Express Reservations on ExpressNet, which allows customers to make airline reservations and order tickets on-line, TRS introduced a site on the World Wide Web for consumer travel reservations and launched American Express-R Expense Manager, an electronic expense voucher system for Corporate Card customers in the U.S. TRS and Microsoft formed a partnership to provide on-line travel reservation services for corporations over the Internet and Intranets, which will enter pilot operations in the third quarter of 1997. TRS has a two-year exclusive agreement to market the services. TRS joined with IBM and American Airlines in 1996 to test the use of smart-card technology for ticketless travel.

    TRS INTERNATIONAL

    Internationally, TRS is focusing on expanding its proprietary card business and network alliances in key markets, enlarging its network of merchants and reducing expenses for re-investment in its businesses abroad. For a discussion of certain reengineering initiatives being implemented by TRS in 1997, a significant portion of which will affect TRS International, see page 23 of the registrant's 1996 Annual Report to Shareholders, which is incorporated by reference herein. TRS intends to accelerate the growth of its operations outside of the U.S.

    In 1996, TRS continued to expand its alliances abroad with other institutions in the Card business. It signed Independent Operator Agreements with Akbank in Turkey, the Bank of Ireland in Ireland and Credomatic International Corporation in Central America, establishing them as charge Card issuers and merchant acquirers and servicers in their respective markets. During the last year, TRS also signed Network Card Issuer Agreements with Sovac in France, La Caixa in Spain and Banco Credito Nacional and Sony Card Administradora Ltd. in Brazil and National Westminster Bank, Plc in the United Kingdom under which these entities issue cards which carry an American Express logo and are accepted worldwide on the American Express merchant network. TRS also introduced co-branded cards with Accor in France and Wrightson in New Zealand and concluded an agreement to issue a co-branded corporate card with Qantas Air Lines in Australia. In Canada, TRS entered a co-branding agreement with Loyalty Management Group Canada, Inc. under which it issues the American Express AIR MILES Credit Card. At the end of 1996, TRS had alliances with banks and other financial organizations in 14 countries. TRS expects to continue establishing similar types of arrangements outside the U.S.

    In 1996, TRS also had successful launches of its own proprietary revolving credit cards in Hong Kong, Canada and Australia. Similar products continue to be tested in other countries. In addition, TRS has expanded outside the U.S. programs such as Membership Rewards and Customer
Relationship Statements.

    In January 1996, TRS filed a complaint with the European Commission against the contemplated adoption by VISA International Service Association, Inc. of a by-law that would result in the automatic termination of Association membership of any member bank issuing the Card. The European Commission in June 1996 issued a statement indicating its view that the proposed by-law, if adopted, would infringe European Union competition rules. VISA thereupon announced that it would allow each of its regions, other than the United States where the by-law exists, to make its own decision as to the adoption of a rule having the effect of the proposed by-law. VISA's European Union regional board determined not to adopt the rule. In September 1996, TRS filed complaints against VISA (and in two cases against MasterCard as well) with competition authorities in Argentina, Brazil, Chile, Colombia and Mexico, and requested investigation by the Puerto Rico Department of Justice, to forestall the formal adoption and application of this rule in the Latin American and Caribbean region. In October, VISA announced it did not intend to consider the adoption of the proposed by-law for VISA Association banks in Latin America and the Caribbean. The complaints in the Latin American markets were dismissed on the basis of VISA's announcement or remain pending.

    OTHER PRODUCTS AND SERVICES

    American Express Relationship Services ("AERS") delivers nontraditional American Express products and services which address the information, access, security and telecommunications needs of new and existing customers. AERS includes TRS' existing Merchandise Services and Fee Services units as well as new telecommunications and business development units. In addition to offering credit card registry and travel and credit insurance products, AERS offers merchandise directly to Cardmembers, who may elect to pay in installments with no finance charges. Products can now also be purchased by computer through America Online. In 1996, AERS also began offering discounted long-distance phone services to merchants in the American Express Card network and to small business owners. AERS also entered the student loan business with a majority investment in The Educational Funding Company and made a minority investment in Consumers Edge, an Internet service that helps consumers make purchasing decisions.

    TRS publishes Travel & Leisure-R, Food & Wine-R, Departures-TM and Your Company-TM magazines.

    TRS provides through its subsidiary, Epsilon Data Management, Inc., proprietary database marketing and management.

    Various financial products are also offered to Cardmembers through American Express Financial Direct (see pages 18 and 19 for a discussion of this business).

                   AMERICAN EXPRESS FINANCIAL ADVISORS

    American Express Financial Corporation ("AEFC") provides a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. AEFC's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, tax preparation and bookkeeping services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1996, American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, maintained a nationwide financial planning field force of 8,340 persons.

    DISTRIBUTION OF PRODUCTS AND SERVICES

    AXP Advisors offers financial planning and investment advisory services (for which it charges a fee) to individuals and business owners which address six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning, as well as asset allocation. AXP Advisors' financial advisors provide clients with recommendations from the more than 100 products distributed by subsidiaries and affiliates of AEFC as well as products of approved third parties.

    First-year financial advisors are compensated primarily by salary; veteran financial advisors receive compensation based largely on sales. The compensation system is structured to encourage advisor retention and product persistency, while adding stability to the financial advisor's income. In attracting and retaining members of the field force, AXP Advisors competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. AXP Advisors continued a major initiative, formerly called "IDS 1994", to improve advisor retention and client satisfaction. In connection with this program, in 1996, AXP Advisors continued testing Advisor Link-SM which consists, in part, of certain computer-based tools for advisors, including a new desktop financial planning system, and plans to commence implementation of such tools nationwide in 1997. It also continued to implement certain organizational changes, including a new field management structure, asset-based compensation and a new recruitment and selection process.

    The use of a dedicated field force may entail higher initial costs than other forms of marketing, such as direct-response or independent agency distribution. However, AXP Advisors believes that its ability to provide broad-based integrated services on a relationship basis is a competitive advantage. At the same time, AXP Advisors recognizes that it needs to continue its efforts to increase the size of its dedicated field force due to its main competitors' larger sales forces and more developed alternative distribution channels.

    In addition to marketing through a dedicated sales force, AXP Advisors is actively pursuing alternative approaches to distribute its financial planning services and investment, insurance and annuity products, including networking arrangements with community banks, credit unions and lending entities in the Farm Credit System.

    AXP Advisors does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia and Puerto Rico. AEFC and AXP Advisors are registered as broker-dealers and investment advisors regulated by the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). AXP Advisors' financial advisors must obtain state and NASD licenses required for the businesses.

    AXP Advisors has experienced, and believes it will continue to encounter, increased regulatory oversight of the securities and commodities industries at all levels. The SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees.

    Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety and distribution system. Competition in the financial services market is very intense, and AEFC competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies, whose products and services increasingly cross over the traditional lines that previously differentiated one type of institution from another. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AXP Advisors' financial advisors.

    AEFC's business does not as a whole experience significant seasonal fluctuations.

    INSURANCE AND ANNUITIES

    AEFC's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life believes it is the fifteenth largest insurance company in the U.S., with consolidated assets at December 31, 1996 of $47.3 billion. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts for sale through banks, thrift institutions and stock brokerages. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through banks, thrift institutions and stock brokerages in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers and others who reside in states other than New York.

    IDS Life's products include whole life, universal life (fixed and variable), single premium life and term products (including waiver of premium and accidental death benefits), disability income and long-term care insurance. IDS Life is one of the nation's largest issuers of single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life markets variable annuity contracts designed for retirement plans.

    IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the company has the option of paying a higher rate reflective of current market rates. IDS Life also offers a variable annuity, the "Flexible Portfolio Annuity," in which the purchaser may choose between mutual funds, with portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account" as the underlying investment vehicle. Over the past five years, IDS Life's variable annuity sales have had an increasing impact on total annuity sales.

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

    IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 30 states. This insurance is also underwritten by AMEX Assurance Company, a subsidiary of the registrant, and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois.

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

    INVESTMENT CERTIFICATES

    IDS Certificate Company ("IDSC"), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. IDSC is registered as an investment company under the Investment Company Act of 1940. IDSC currently offers nine types of face-amount certificates. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons owning one type of certificate may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. AEFC acts as investment manager for IDSC. IDSC's certificates are sold primarily by AXP Advisors' field force. Certificates are also marketed by American Express Bank Ltd. to its foreign customers.

    IDSC is the largest issuer of face-amount certificates in the U.S. Such certificates compete, however, with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

    MUTUAL FUNDS

    AXP Advisors offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The "IDS MUTUAL FUND GROUP" consists of 38 retail mutual funds, with varied investment objectives, and includes, for example, money market, tax-exempt, bond and stock funds. The IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1996 of $58.1 billion, was the thirteenth largest mutual fund organization in the U.S. and, excluding money market funds, was the ninth largest. For most funds, shares are sold in three classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is five percent of the offering price with reduced sales charges for larger purchases. Class B shares are sold with a rear load. The maximum sales charge is five percent declining to no charge for shares held over six years. Class Y shares are sold to institutional clients with no load. Fifteen of the IDS funds are structured as feeder funds investing in the Preferred Master Trust Group, a group of fifteen master funds, advised by AEFC. A second family of fifteen funds, the Strategist Funds, distributed by American Express Service Corporation, also invests in the Preferred Master Trust Group. This structure provides for potential development of additional channels of distribution.

    In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Recent growth in the market has increased the number of competitors in the industry. Some competitors are larger, more diversified and offer a greater number of products, and may have an advantage in their ability to attract and retain customers on the basis of one-stop shopping. The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, investment performance, the variety of products and services offered and the convenience to the investor. The funds compete with other investment products, including funds that have no sales charge (known as "no load" funds), and with funds distributed through independent brokerage firms, as well as with those distributed by other "exclusive" sales forces.

    OTHER PRODUCTS AND SERVICES

    IDS Advisory Group Inc. ("IDSA"), a subsidiary of AEFC, provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients"). At December 31, 1996, IDSA managed securities portfolios totaling $14.1 billion for 223 accounts. International or global investment management is offered to U.S.-based institutional clients by IDS International, Inc., a U.S. company with offices in London, and to non-U.S. based institutional clients by IDS Fund Management Ltd., an English company, with offices in Hong Kong, Singapore and London. At December 31, 1996, IDS International, Inc. managed securities portfolios totaling $6.1 billion for 30 accounts; and IDS Fund Management Ltd. managed securities portfolios totaling $2.0 billion for 29 accounts. IDS International, Inc. and IDS Fund Management Ltd. are wholly-owned subsidiaries of AEFC.

    AXP Advisors also offers investment management services for wealthy individuals and small institutions. IDS Wealth Management Service offers a wrap program marketed to wealthy individuals through AXP Advisors' financial advisors and marketing employees and third-party referrals. American Express Strategic Portfolio Services offers a mutual fund wrap program to wealthy individuals. Portfolio Management Group ("PMG") offers discretionary investment management services to the above types of clients with account sizes between $1 million and $10 million. As of December 31, 1996, PMG managed securities portfolios totaling $898 million for 132 accounts. IDS Wealth Management Service, American Express Strategic Portfolio Services and PMG are operating divisions of AXP Advisors.

    American Express Trust Company ("AETC") provides trustee, custodial, recordkeeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC, through its personal trust division, offers trust services to individuals and organizations. AETC is trustee of over 340 benefit plans which represent approximately $12 billion in assets and 613,000 participants. AETC has assets under custody in excess of $84 billion and provides non-trusteed, investment management of assets in excess of $5 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division).

    AXP Advisors distributes a variety of real estate limited partnership investments issued by other companies. AXP Advisors also distributes from time to time managed futures limited partnerships in which an AEFC subsidiary is a co-general partner.

    American Express Tax and Business Services Inc., a subsidiary of AEFC, offers tax planning, tax preparation and small business consulting services to clients in 45 locations in 20 states, and expects to expand this business through acquisitions in the future.

    In 1996, AEFC continued to expand its securities brokerage services. American Express Securities Services, a division of AXP Advisors, holds over $3 billion in assets for clients. American Enterprise Investment Services Inc., a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 142,000 retail and institutional clients of American Express Securities Services. American Enterprise Investment Services Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

    The registrant and AXP Advisors have developed a separate distribution system operating under the name American Express Financial Direct ("AEFD"), which is complementary to the existing system of AXP Advisors and which is intended to broaden the registrant's presence in the financial services industry and its customer base. Products developed by AXP Advisors, as well as from other businesses of the registrant and selected outside vendors, are offered through AEFD and distributed by American Express Service Corporation and other affiliates, including payment, credit, insurance and investment products such as no load mutual funds from 12 leading fund families (including the Strategist Funds from American Express referred to below); brokerage services over the Internet or through telephone or mail; money market funds; certificates of deposit; and annuities. The Strategist family of mutual funds, advised by AEFC and distributed by American Express Service Corporation, is offered through AEFD, and includes 15 funds with varied investment objectives (for example, tax-exempt, bond and stock funds). The AEFD product line is complemented by Investment Rewards-SM, which provides investing points for purchases in customers' investment management accounts. AEFD uses direct marketing, financial consultants and on-line services to help prospects and clients select appropriate products and services.

    In 1996, the registrant and AXP Advisors also launched Workplace Financial Services, a new organization that provides financial products and services to employees at their places of work. In forming this new business, a number of existing businesses were combined, including 401(k), retirement and other benefits services, tax and business services, securities brokerage and financial education services.


                         AMERICAN EXPRESS BANK

    The registrant's wholly-owned subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), offers products that meet the financial service needs of three client groups: corporations, financial institutions and affluent individuals. AEB does not directly or indirectly do business in the U.S. except as an incident to its activities outside the U.S. Accordingly, the following discussion relating to AEB generally does not distinguish between U.S. and non-U.S. based activities.

    AEB's five primary business lines are commercial, correspondent and private banking, personal financial services and global trading. Commercial banking is provided to corporations principally in emerging markets and includes trade finance and working capital loans. Correspondent banking serves leading local banks primarily in emerging markets and includes transaction payments and a wide range of trade finance products such as letters of credit and payment guarantees, collections, check clearing and bankers acceptances. Private banking focuses on wealthy entrepreneurs by providing such customers with investment management, trust and estate planning, deposit instruments and secured lending. Personal financial services provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans and money market funds. Through global trading, AEB provides treasury and capital market products and services, including foreign exchange, foreign exchange options, derivatives and trading, with a focus on emerging markets.

    In certain countries outside the U.S. and Canada, in some cases by arrangement with TRS, AEB provides travel related services consisting of Card, travel and Travelers Cheque products. In 1996, AEB also began to implement its strategy of working more closely with other parts of the registrant while building its core capabilities. AXP Advisors has contracted with AEB to manage most of AEB's Worldfolio and Epic mutual funds. AEB also has contracted with IDSC to market its investment certificates, and TRS makes Platinum Cards available to AEB's private banking clients. In addition, the Epic mutual funds are being selectively marketed to TRS Cardmembers outside the U.S. In select countries, AEB also markets a wide range of investment, savings and credit products to TRS Cardmembers.

    In 1996 AEB made progress in rebuilding the relationship manager force in private banking, and increased loan syndication capabilities for the commercial and correspondent banking businesses.

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

    AEB's 1996 total assets of $12.3 billion were unchanged compared with 1995. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.5 billion at both December 31, 1996 and December 31, 1995.

   The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1996 (dollars in millions):
                                               1996     1995     1994
                                               ----     ----     ----
Net financial revenues                         $591     $643     $652
Noninterest expenses                            463      521      525
Net income                                       68       77       80
------------------------------------------------------------------------
Cash and deposits with banks                  1,709    1,992    2,605
Investments                                   2,835    2,537    2,765
Loans, net                                    5,760    5,317    4,881
Total assets                                 12,350   12,324   13,291
------------------------------------------------------------------------
Customers' deposits                           8,653    8,480    9,103
Shareholder's equity (a)                        799      837      758
------------------------------------------------------------------------
Return on average assets                      0.57%    0.59%    0.54%
Return on average common equity (b)           9.22%    9.99%   10.89%
------------------------------------------------------------------------
Total loans/deposits from customers          67.92%   64.00%   54.81%
Average common equity/average
  assets (b)                                  5.82%    5.57%    4.71%
Risk-based capital ratios:
  Tier 1                                       8.8%     8.9%     7.5%
  Total                                       12.5%    13.0%    14.7%
Leverage ratio                                 5.6%     5.8%     4.8%
------------------------------------------------------------------------
Average interest rates earned: (c)
  Loans (d)                                    8.48%   8.68%    7.58%
  Investments (e)                              8.57%   8.71%    9.54%
  Deposits with banks                          7.52%   6.65%    5.73%
------------------------------------------------------------------------
Total interest-earning assets (e)              8.25%   8.15%    7.62%
------------------------------------------------------------------------
Average interest rates paid: (c)
  Deposits from customers                      6.28%   6.10%    5.41%
  Borrowed funds, including long-term
    debt                                       6.66%   5.55%    4.99%
------------------------------------------------------------------------
Total interest-bearing liabilities             6.33%   6.00%    5.35%
------------------------------------------------------------------------
Net interest income/total average
  interest-earning assets (e)                  3.03%   2.88%    2.85%
------------------------------------------------------------------------
(a) AEB declared and paid a special dividend of $75 million to the registrant on January 31, 1996.
(b)    ROE is calculated excluding the effect of SFAS No. 115.
(c) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.
(d) Interest rates have been calculated based upon average total loans, including those on nonperforming status.
(e)    On a tax equivalent basis.

  The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1996 (millions):

By Geographical Region (a)     1996     1995   1994   1993   1992
------------------------------------------------------------------------
Asia/Pacific                  $2,543  $2,151 $2,144 $2,186 $1,792
Europe                           821     876    903  1,091  1,177
Indian Subcontinent              833     970    721    850    908
Latin America                    916     617    589    749    675
North America                     67      76     81    283    382
Middle East                      580     614    345    368    357
Africa                           117     124    207     87     65
------------------------------------------------------------------------
Total                         $5,877  $5,428 $4,990 $5,614 $5,356
========================================================================
                         1996
               ----------------------
                      Due After
                      1 Year
               Due    Through Due
By Type        Within 5       After 5
and Maturity   1 Year Years(b)Years(b) 1996   1995   1994   1993   1992
------------------------------------------------------------------------
Loans to
 businesses(c)  $2,253  $334   $49   $2,636 $2,614 $2,328 $2,652 $2,628
Real estate
 loans             301   117     5      423    501    592    708    665
Loans to banks and
 other financial
 institutions    1,695   149    16    1,860  1,240    915  1,083    666
Equipment
 financing(d)        -     1     -        1     43     79    105    386
Consumer loans     828    39     2      869    917    941    912    850
Loans to governments
 and official
 institutions       60     -     4       64     60     81     89     96
All other loans     24     -     -       24     53     54     65     65
------------------------------------------------------------------------
Total           $5,161  $640   $76   $5,877 $5,428 $4,990 $5,614 $5,356
========================================================================

(a) Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $138 million, while those at floating (adjustable) interest rates totaled $578 million.
(c) Business loans, which accounted for approximately 45 percent of the portfolio as of December 31, 1996, were distributed over 26 commercial and industrial categories.
(d) The decrease from December 31, 1992 to December 31, 1993 reflects
    $163 million of equipment finance (aircraft) loans transferred to other performing assets upon foreclosure (as aircraft assets leased to others). The total value of aircraft assets leased to others at December 31, 1995 was approximately $361 million. In January of 1996, AEB transferred to the registrant its aircraft assets leased to others which consisted of aircraft on operating leases as well as loans secured by commercial aircraft. The transfer price of $286 million, which is net of assumed liabilities, was partially financed through a $120 million, three-year note. The remainder was paid in cash.

    The following table sets forth AEB's nonperforming loans at year end for each of the five years in the period ended December 31, 1996 (millions):


                                     1996  1995   1994    1993  1992
     --------------------------------------------------------------------
     Loans to businesses            $ 29   $ 20   $ 12    $ 24  $ 22
     Real estate loans                 5      1      4      19    69
     Equipment financing               -      1      3       -     6
     Loans to banks and other
       financial institutions          -      8      -       -     4
     Loans to governments
       and official institutions       -      1      1       -     1
     Consumer loans                    1      3      -       -     -
     --------------------------------------------------------------------
     Total                          $ 35   $ 34   $ 20    $ 43  $102
     ========================================================================

     In addition to the above, AEB owned real estate totaling
     $36 million at December 31, 1996, $44 million at December 31,
     1995 and $56 million at December 31, 1994, and represent balances transferred from nonperforming loans as a result of foreclosures. The 1996 decrease as well as the decrease from 1994 to 1995 primarily reflected the sale of foreclosed properties.

     Reduced rate loans were immaterial in amount.

     The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1996 (dollars in millions):

                              1996   1995   1994   1993   1992
                              ----   ----   ----   ----   ----
Total loans at year end     $5,877 $5,428 $4,990 $5,614 $5,356
                            ====== ====== ====== ====== ======
Reserve for credit losses-
  January 1,                $  111 $  109 $  126 $  153 $  116
Provision for credit
  losses (a)                    23      7      8     44    121
Translation and other (b)       (1)     -     -     (21)    (1)
                           ------- ---------------------------
  Subtotal                     133    116    134    176    236
                           ------- ---------------------------

Write-offs:
  Real estate loans              2      -      1     16     30
  Loans to businesses            7      3     21     19     21
  Loans to banks and other
    financial institutions       1      1      3      -      4
  Equipment financing            -      1      -      -      -
  Loans to governments and
    official institutions        -      1      -      -      2
  Consumer loans                13      9     19     20     40
  All other loans                -      -      -      6      1
Recoveries:
  Loans to businesses           (2)    (5)    (4)    (4)    (8)
  Loans to banks and other
    financial institutions      (1)    (3)    (3)    (1)    (1)
  Equipment financing            -     (1)    (2)     -      -
  Loans to governments and
    official institutions       (1)     -      -      -      -
  Consumer loans                (3)    (1)   (10)    (6)    (5)
  All other loans                -      -      -      -     (1)
                            ------  -----  ------- ------ ------
    Net write-offs              16      5     25     50      83
                            ------ ------  ------- ------ ------
Reserve for credit losses-
  December 31,             $   117  $ 111  $ 109  $ 126   $ 153
                            ======  ======  ====== ====== =====
Reserve for credit losses/
  total loans                1.99%  2.04%  2.19%  2.24%   2.85%
                           ======  ======  ====== =====  ======

(a) The increase in 1996 was primarily due to loan growth, slightly higher consumer and commercial write-offs and lower commercial banking recoveries.
(b) The decline in 1993 was primarily due to the transfer of reserves relating to loans reclassified to other performing assets upon foreclosure.

    Interest income is recognized on the accrual basis. Loans other than certain consumer loans are placed on nonperforming status when payments of principal or interest are 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. When loans are placed on nonperforming status, all previously accrued but unpaid interest is reversed against current interest income. Cash receipts of interest on nonperforming loans are recognized either as interest income or as a reduction of principal, based upon management's judgment as to the ultimate collectibility of principal. A nonperforming loan may be returned to performing status when all contractual amounts due are reasonably assured of repayment within a reasonable period and the borrower shows sustained repayment performance, or when the loan has become well secured and is in the process of collection. Consumer loans principally consist of lines of credit and installment loans. These loans are written off against the reserve for credit losses upon reaching specified contractual delinquency stages, or earlier in the event of the borrower's personal bankruptcy or if the loan is otherwise deemed uncollectible. Interest income on these loans generally accrues until the loan is written off.

    A reserve for credit losses is maintained to absorb losses inherent in the loan portfolio and in other credit-related on- and off- balance sheet financial instruments. The reserve is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, including historical credit loss experience in relation to outstanding credits, a continuous assessment of the collectibility of each credit, and management evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions. Management's assessment of the adequacy of the reserve is inherently subjective, as significant estimates are required. Loans determined to be uncollectible, as well as other credit losses, are charged against the reserve, with any subsequent recoveries credited to the reserve.

    RISKS

    The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1996, AEB had significant investments in certain on- and off- balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, the Indian Subcontinent, Europe and North America. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk. AEB does not anticipate any material losses as a result of these concentrations.

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

    For a discussion relating to AEB's use of derivative financial instruments, see pages 29 and 30 under the caption "Risk Management," and
Note 12 on pages 45 through 48, of the registrant's 1996 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

    COMPETITION

    The banking services of AEB are subject to vigorous competition in all markets in which AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the registrant) and, in certain cases, governmental agencies. In some countries, AEB may be one of the more substantial financial institutions offering banking services; in no country, however, has AEB been dominant.

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

    Since AEB does not do business in the U.S. except as an incident to its activities outside the U.S., the registrant's affiliation with AEB neither causes the registrant to be subject to the provisions of the Bank Holding Company Act of 1956, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed on grandfathered nonbank banks by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates.
                               - 26 -

     As a matter of policy, AEB actively monitors compliance with regulatory capital requirements. These requirements are essentially represented by the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint. Pursuant to the Federal Deposit Insurance Corporation Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 21, AEB is considered to be well capitalized at December 31, 1996.


                            CORPORATE

    The Balcor Company Holdings, Inc. and its subsidiaries (collectively, "Balcor"), formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation is expected to be substantially completed in 1997. At December 31, 1996, Balcor's assets, excluding cash and cash equivalents, totaled approximately $90 million net of related reserves. These assets included investments in real estate, interests in partnerships, real estate loans and advances to limited partnerships originated by Balcor.


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


         IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

    Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the registrant's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the registrant through its management may make oral forward-looking statements.

    Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The registrant undertakes no obligation to update publicly or revise any forward-looking statements.

    Important factors that could cause actual results to differ materially from the registrant's forward-looking statements, as well as affect the registrant's ability to achieve its financial and other goals, include, but are not limited to, the following:

* The registrant's inability to extend the value of the American Express brand, which historically has been associated with the Card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry. This could depend in part on the registrant's ability to manage the potential conflicts inherent in its growing multi-channel delivery systems.

* The registrant's inability to succeed in its ongoing reengineering efforts and in achieving best-in-class economics, while also maintaining high service levels.

* The registrant's inability to successfully create, and increase distribution channels for, financial, travel, Card and other products and services.

* The registrant's inability to participate in payment and other systems material to its businesses on a fair and competitive basis.

* The registrant's inability to successfully invest in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, risk management systems.

* TRS' inability to expand its overall revenues, which depends in part on its ability to increase consumer and/or business spending and borrowing on its credit and charge cards, expand market share and develop new or enhanced products that capture greater share of customers' total spending on American Express Cards or other cards issued on its network.

* TRS' inability to enhance significantly its international operations, which will depend in part on its ability to reduce expenses for re-investment in the international business, expand the proprietary Card and network businesses and increase its network of merchants.

* The inability of TRS to retain Cardmembers in consumer lending products after low introductory rate periods have expired.

* The inability of TRS to sustain premium discount rates or increase merchant coverage, both of which will depend in part on its ability to maintain a customer base that appeals to merchants and to develop deeper merchant relationships through creation of new products and services.

* The inability of TRS and AEB to manage credit risk related to consumer debt and business loans, including unseasoned balances in TRS' lending portfolios, which could be affected by general economic conditions, including interest rates and consumer credit trends, and the rate of bankruptcies.

* The inability of AXP Advisors to maintain a growing field force.

* A short-term financial market crash, or a longer term financial market decline or stagnation, which could impact the sale of investment products at AXP Advisors and AEFD and the market value of AXP Advisors' and AEFD's managed assets, resulting in lower management and distribution fees.

* The impact of changing interest rates, which could affect AXP Advisors's spreads between revenues from owned investments and benefits credited to clients fixed income accounts, TRS' borrowing costs and TRS' and AEB's return on lending products.

* Changes in laws or government regulations that either restrict the businesses of the registrant, or allow a wider range of institutions to compete in such businesses, e.g., banks being allowed to sell products competing with AXP Advisors, non-banking institutions selling bank products in competition with AEB; and changes in tax laws affecting the registrants' businesses. See also pages 3, 14, 15, 16, 26 and 27 of this 10-K Report for a discussion of various regulations affecting the registrant.

* Global developments that could affect the registrant's operations abroad, such as political or economic instability in key markets of the registrant's businesses or restrictions on convertibility of certain currencies. See also pages 25, 26, 27 and 28 of this 10-K Report for a discussion of risks relating to foreign operations.

* Competitive pressures in all of the registrant's major businesses, including those competitive issues referred to on pages 5, 7, 8, 10, 11, 14, 16, 17 and 26 in this 10-K Annual Report.

* Unforeseen litigation or compliance costs.

  INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

  Information with respect to the registrant's industry segments, geographical operations and classes of similar services is set forth in Note 16 to the Consolidated Financial Statements of the registrant, which appears on pages 52 through 54 of the registrant's 1996 Annual Report to Shareholders, which Note is incorporated herein by reference.

              EXECUTIVE OFFICERS OF THE REGISTRANT

    All of the executive officers of the registrant as of March 24, 1997, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -          Chairman and Chief Executive Officer;
                         Chairman, TRS

    Mr. Golub (58) has been Chief Executive Officer of the registrant since February 1993, Chairman of the registrant since August 1993 and Chairman, TRS since November 1991. Prior to February 1997 he had been Chief Executive Officer of TRS since November 1991. Prior to August 1993, he had been President of the registrant since July 1991. Prior to January 1992, he was also Chairman of American Express Financial Corporation.


KENNETH I. CHENAULT -    President and Chief Operating Officer;
                          President and Chief Executive Officer, TRS

    Mr. Chenault (45) has been President and Chief Operating Officer of the registrant and President and Chief Executive Officer of TRS since February 1997. Prior to February 1997 he had been Vice Chairman of the registrant since January 1995. Prior to May 1995, he had also been President, U.S.A. of TRS since August 1993. Prior thereto, he had been President, Consumer Card Group, TRS.


GEORGE L. FARR -        Vice Chairman

    Mr. Farr (55) has been Vice Chairman of the registrant since May 1995. Prior thereto, he had been a director of McKinsey & Company.


RICHARD K. GOELTZ -     Vice Chairman and Chief Financial Officer

    Mr. Goeltz (54) has been Vice Chairman and Chief Financial Officer of the registrant since September 1996. Prior thereto, he had been Group Chief Financial Officer and a member of the Board of Directors of NatWest Group.


JONATHAN S. LINEN -     Vice Chairman

    Mr. Linen (53) has been Vice Chairman of the registrant since August 1993. Prior thereto, he had been President and Chief Operating Officer of TRS since March 1992.

STEVEN W. ALESIO -      President, Consumer Travel, Small Business
                         Services and Government Card, TRS

    Mr. Alesio (42) has been President, Consumer Travel, Small Business Services and Government Card, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Services Group, TRS since June 1995. Prior thereto, he had been Executive Vice President, Corporate Card, TRS since November 1993. Prior thereto, he had been Senior Vice President of the Consumer Travel Network, TRS.


ANNE M. BUSQUET -       President, American Express Relationship
                         Services, TRS

    Mrs. Busquet (46) has been President, American Express Relationship Services, TRS since October 1995. Prior thereto, she had been Executive Vice President, Consumer Card Group since November 1993. Prior thereto, she had been Senior Vice President and General Manager, Merchandise Services.


URSULA F. FAIRBAIRN -   Executive Vice President, Human Resources
                         and Quality

    Mrs. Fairbairn (54) has been Executive Vice President, Human Resources and Quality of the registrant since December 1996. Prior thereto, she had been Senior Vice President, Human Resources of Union Pacific Corporation.


EDWARD P. GILLIGAN -    President, Corporate Services, TRS

    Mr. Gilligan (37) has been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995. Prior thereto, he had been Senior Vice President and General Manager, Eastern Region of Travel Management Services, TRS since June 1992. Prior thereto, he had been Vice President, Corporate Client Services, TRS.


JOHN D. HAYES -         Executive Vice President, Global Advertising

    Mr. Hayes (42) has been Executive Vice President, Global Advertising since May 1995. Prior thereto, he had been President of Lowe & Partners/SMS since January 1991.

 WILLIAM J. HERON, JR. - President, American Express Financial Direct

    Mr. Heron (55) has been President, American Express Financial Direct since July 1995. Prior thereto, he had been Chief Executive Officer of The Swig Investment Company since April 1993. Prior thereto, he had been Group Executive, U.S. Consumer Business, Citicorp and Division Executive, New York Business, Citibank.


DAVID C. HOUSE -        President, Establishment Services Worldwide, TRS

    Mr. House (47) has been President, Establishment Services Worldwide, TRS since October 1995. Prior thereto, he had been Senior Vice President of Sales and Field Marketing for the U.S. Establishment Services Group since January 1993. Prior thereto, he had been Senior Vice President of Reebok International, Inc.


DAVID R. HUBERS -       President and Chief Executive Officer, American
                         Express Financial Corporation

    Mr. Hubers (54) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993. Prior thereto, he had been a Senior Vice President of American Express Financial Corporation.


CARL B. LEHMANN -       President, Stored Value Group, TRS

    Mr. Lehmann (43) has been President, Stored Value Group, TRS since October 1993. Prior thereto, he had been Senior Vice President, Cheque Products, TRS.


ALLAN Z. LOREN -        Executive Vice President and Chief Information
                         Officer

    Mr. Loren (58) has been Executive Vice President and Chief Information Officer of the registrant since May 1994. Prior thereto, he had been President and Chief Executive Officer of Galileo International since January 1991.


LOUISE M. PARENT -      Executive Vice President and General Counsel

    Ms. Parent (46) has been Executive Vice President and General Counsel of the registrant since May 1993. Prior thereto, she had been Deputy General Counsel of the registrant since January 1992.

PHILLIP J. RIESE -      President, Consumer Card Services Group, TRS;
                         Chairman of the Board of American Express
                         Centurion Bank

    Mr. Riese (47) has been President, Consumer Card Services Group, TRS since September 1995. Prior thereto, he had been President, Cardmember Financial Services Group, TRS since September 1993. He has been Chairman of the Board of American Express Centurion Bank since August 1993. Prior to September 1993, he had been Executive Vice President and General Manager of the Charge Card Group, TRS.


THOMAS O. RYDER -       President, TRS International

    Mr. Ryder (52) has been President, TRS International since October 1995. Prior thereto, he had been President, Establishment Services Worldwide, TRS since 1993. Prior thereto, he had been Executive Vice President and General Manager of the Establishment Services Division, TRS.


THOMAS SCHICK -         Executive Vice President, Corporate Affairs and
                         Communications

    Mr. Schick (50) has been Executive Vice President, Corporate Affairs and Communications of the registrant since March 1993. Prior thereto, he had been Executive Vice President, TRS since October 1992. Prior thereto, he had been Senior Executive Vice President of Shearson Lehman Brothers Inc.


JOHN A. WARD, III -     Chairman and Chief Executive Officer, American
                         Express Bank Ltd.

    Mr. Ward (50) has been Chairman and Chief Executive Officer, American Express Bank Ltd. since January 1996. Prior thereto, he had been Executive Vice President of Chase Manhattan Bank since September 1993 and Chief Executive Officer of Chase BankCard Services since July 1993. Prior thereto, he had been President of Chase Personal Financial Services.


EMPLOYEES

    The registrant had approximately 72,300 employees on December 31, 1996.

ITEM 2.  PROPERTIES

    The registrant's headquarters are in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. ("Lehman") is also headquartered at, and owns 52% of, the building.

    Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida, Phoenix, Arizona, Greensboro, North Carolina and Salt Lake City, Utah, and American Express Canada, Inc. headquarters, Markham, Ontario, Canada, all of which are owned by the registrant or its subsidiaries.

    AEFC's principal locations are its headquarters, the IDS Tower, a portion of which the company leases until 2002, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AXP Advisors also owns Oak Ridge Conference Center, a training facility and conference center, in Chaska, Minnesota.

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

    Several shareholder derivative actions were brought in 1990 and in early 1991 in the New York Federal District Court (Lewis v. Robinson, et al.) and in New York State Supreme Court (Seinfeld v. Robinson) against all of the then current directors, certain former directors and certain former officers and employees of the registrant. The actions alleged, among other things, that defendants breached their duty of care in managing the registrant, purportedly resulting in losses including the registrant's payment of $8 million in July 1989 to certain charities agreed to by the registrant and Edmond J. Safra. The federal actions were dismissed in December 1993, and the dismissal was upheld by the U.S. Court of Appeals for the Second Circuit in November 1994. The consolidated state actions were settled with the state court's approval in February 1997 with the implementation of certain internal procedures. The state court denied the request of plaintiffs' counsel for attorneys' fees and expenses payable by the registrant, which portion of the state court's decision is subject to appeal.

    A number of lawsuits have been filed against life and health insurers in jurisdictions in which AEFC and its subsidiaries do business involving insurers' sales practices, alleged agent misconduct, failure to properly supervise agents, and other matters. AEFC and its insurance subsidiaries, like other life and health insurers, from time to time are involved in such litigation. On December 13, 1996, an action entitled Lesa Benacquisto and Daniel Benacquisto vs. IDS Life Insurance Company ("IDS Life") and American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing IDS Life insurance policy with a new IDS Life policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing IDS Life policies with new IDS Life policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. IDS Life and AEFC filed an answer to the Complaint on February 18, 1997, denying the allegations.

    See page 12 for a discussion of certain actions TRS commenced against VISA and MasterCard outside of the United States.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the registrant's security holders during the last quarter of its fiscal year ended December 31, 1996.

                             PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The principal market for the registrant's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Swiss, Dusseldorf, Frankfurt, Paris, Amsterdam and Brussels Stock Exchanges. The registrant had 55,803 common shareholders of record at December 31, 1996. For price and dividend information with respect to such Common Shares, see Note 19 to the Consolidated Financial Statements on page 55 of the registrant's 1996 Annual Report to Shareholders, which Note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

    The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 57 of the registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The information set forth under the heading "Financial Review" appearing on pages 22 through 30 of the registrant's 1996 Annual Report to Shareholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 31 through 56 of the registrant's 1996 Annual Report to Shareholders are incorporated herein by reference.


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

    The registrant filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 12, 1997 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 3 and 4 under the heading "The Shares Voting," pages 5 through 7 under the headings "Security Ownership of Directors and Executive Officers," and "Security Ownership of Named Executives," pages 10 through 12 under the heading "Directors' Fees and Other Compensation," pages 12 beginning at "Election of Directors" through 33 ending at "Selection of Auditors (excluding the portions under the headings, "Board Compensation Committee Report on Executive Compensation" appearing on pages 16 through 21 and "Performance Graph" appearing on page 27). In addition, the registrant has provided, under the caption "Executive Officers of the Registrant" at pages 31 through 34 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

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

            2.  Financial Statement Schedules:

                See Index to Financial Statements on page F-1 hereof.

            3.  Exhibits:

                See Exhibit Index on pages E-1 through E-5 hereof.

      (b)   Reports on Form 8-K:


             1. Form 8-K, dated October 29, 1996, Item 5, reporting the registrant's earnings for the quarter ended September 30, 1996.

             2. Form 8-K, dated January 27, 1997, Item 5, reporting the registrant's earnings for the quarter and year ended December 31, 1996.

                              SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                       AMERICAN EXPRESS COMPANY

March 24, 1997                        By  /s/ Richard K. Goeltz
                                          Richard K. Goeltz
                                          Vice Chairman and
                                          Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Harvey Golub                   By /s/ Charles W. Duncan, Jr.
   Harvey Golub                          Charles W. Duncan, Jr.
   Chairman, Chief Executive             Director
   Officer and Director

By /s/ Richard K. Goeltz              By /s/ Beverly Sills Greenough
   Richard K. Goeltz                     Beverly Sills Greenough
   Vice Chairman and                     Director
   Chief Financial Officer

By /s/ Daniel T. Henry                By /s/ F. Ross Johnson
   Daniel T. Henry                       F. Ross Johnson
   Senior Vice President                 Director
   and Comptroller

By /s/ Daniel F. Akerson              By /s/ Vernon E. Jordan, Jr.
   Daniel F. Akerson                     Vernon E. Jordan, Jr.
   Director                              Director

By /s/ Anne L. Armstrong              By /s/ Drew Lewis
   Anne L. Armstrong                     Drew Lewis
   Director                              Director

By /s/ Edwin L. Artzt                 By /s/ Aldo Papone
   Edwin L. Artzt                        Aldo Papone
   Director                              Director

By /s/ William G. Bowen               By /s/ Frank P. Popoff
   William G. Bowen                      Frank P. Popoff
   Director                              Director

By /s/ David M. Culver
   David M. Culver
   Director

March 24, 1997
                                  - 39 -

                         AMERICAN EXPRESS COMPANY

                       INDEX TO FINANCIAL STATEMENTS
                 COVERED BY REPORT OF INDEPENDENT AUDITORS

                               (Item 14(a))

                                                                   Annual
                                                                 Report to
                                                                Shareholders
                                                     Form 10-K     (Page)
American Express Company and Subsidiaries:
 Data incorporated by reference from attached
    1996 Annual Report to Shareholders:
    Report of independent auditors ............                     56
    Consolidated statement of income for the
      three years ended December 31, 1996 .....                     31
    Consolidated balance sheet at December 31,
      1996 and 1995 ...........................                     32
    Consolidated statement of cash flows for
      the three years ended December 31, 1996 .                     33
    Consolidated statement of shareholders' equity
      for the three years ended December 31, 1996                   34
    Notes to consolidated financial statements                    35-55
 Consent of independent auditors ..............        F-2
 Schedules:
  I -- Condensed financial information of
       registrant                                      F-3-6
 II -- Valuation and qualifying accounts for the
       three years ended December 31, 1996             F-7

All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report for the year ended December 31, 1996, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1996 Annual Report is not to be deemed filed as part of this report.

                                                         EXHIBIT 23

                 CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 7, 1997 (hereinafter referred to as our Report), included in the 1996 Annual Report to Shareholders of American Express Company.

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

     We also consent to the incorporation by reference in Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No.
33-28721, No. 33-33552, No. 33-36422, No. 33-48629, No. 33-62124,
No. 33-65008, No. 33-53801, and No. 333-12683; Form S-3 No. 2-89469,
No. 33-43268, and No. 33-50997) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1996.




/s/ Ernst & Young LLP
New York, New York
March 26, 1997

          AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                       CONDENSED STATEMENT OF INCOME

                           (Parent Company Only)
                                (millions)


                                                         Years Ended
                                                         December 31,
                                                 ------------------------
                                                 1996      1995      1994
                                                 ----      ----      ----

Revenues                                        $ 245     $ 254     $ 187
                                                -----     -----     -----

Expenses:
  Interest                                        261       245       216
  Human resources                                  71        85        84
  Other (A)                                      (310)      218       164
                                                -----     -----     -----

     Total                                         22       548       464
                                                -----     -----     -----

Pretax income (loss) from continuing operations   223      (294)     (277)
Income tax provision (benefit)                     43      (132)     (110)
                                                -----     -----     -----
Net income (loss) before equity in net income
  of subsidiaries and affiliates                  180      (162)     (167)
Equity in net income of subsidiaries
  and affiliates                                1,721     1,726     1,547
                                                -----     -----     -----

Income from continuing operations               1,901     1,564     1,380

Equity in income of discontinued operations         -         -        33
                                                -----     -----     -----

Net income                                     $1,901    $1,564    $1,413
                                                =====     =====     =====



(A)Includes a pretax gain of $480 million ($300 million after-tax) on the exchange of DECS (Debt Exchangeable for Common Stock) for FDC common stock.


See Notes to Condensed Financial Information of Registrant

          AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                          CONDENSED BALANCE SHEET
                           (Parent Company Only)
                     (millions, except share amounts)

                                  ASSETS
                                  ------
                                                               December 31,
                                                              -------------
                                                              1996     1995
                                                              ----     ----

Cash and cash equivalents                                 $    31   $    19
Investments                                                   239       661
Securities purchased under agreement to resell                119       319
Equity in net assets of subsidiaries and affiliates         8,763     9,451
Accounts receivable and accrued interest, less reserves        36        44
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1996, $61; 1995,$69                69        74
Due from subsidiaries (net)                                   922       988
Other assets                                                  370       418
                                                          -------   -------
    Total assets                                          $10,549   $11,974
                                                          =======   =======

                   LIABILITIES AND SHAREHOLDERS' EQUITY
                   ------------------------------------

Accounts payable and other liabilities                    $ 1,355   $ 1,314
Long-term debt                                                666     2,340
Short-term debt                                                 -       100
                                                          -------   -------
    Total liabilities                                       2,021     3,754

Shareholders' equity:
  Preferred shares, $1.66 2/3 par value, authorized
    20 million shares
    Convertible Exchangeable Preferred shares, issued
    and outstanding 4 million shares in 1995, stated
    at liquidation value                                        -       200
  Common shares, $.60 par value, authorized
    1.2 billion shares; issued and outstanding
    472.9 million shares in 1996 and 483.1 million
     shares in 1995                                           284       290
  Capital surplus                                           4,191     3,781
  Net unrealized securities gains                             386       875
  Foreign currency translation adjustment                     (89)      (85)
  Retained earnings                                         3,756     3,159
                                                          -------   -------
    Total shareholders' equity                              8,528     8,220
                                                          -------   -------
  Total liabilities and shareholders' equity              $10,549   $11,974
                                                          =======   =======

See Notes to Condensed Financial Information of Registrant

           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           STATEMENT OF CASH FLOWS

                            (Parent Company Only)
                                 (millions)

                                                  Years Ended December 31,
                                                  ------------------------
                                                  1996      1995      1994
                                                  ----      ----      ----
Cash flows from operating activities:
Net income                                     $ 1,901   $ 1,564   $ 1,413

Adjustments to reconcile net income to cash
 provided by operating activities:
 Equity in net income of subsidiaries
  and affiliates                                (1,721)   (1,726)   (1,547)
 Equity in income of discontinued
  operations                                         -         -       (33)
 Dividends received from subsidiaries
  and affiliates                                 1,426       941       877
 (FDC Gain)/Restructuring                         (287)        -         -
                                                -------   -------   -------
Net cash provided by operating activities        1,319       779       710
                                                -------   -------   -------
Net cash provided (used) by investing
 activities                                        124       (32)    1,536
                                                -------   -------   -------
Cash flows from financing activities:
 Issuance of American Express common shares        176       286       179
 Repurchase of American Express common shares   (1,041)     (891)     (555)
 Dividends paid                                   (436)     (458)     (504)
 Cash infusion to Lehman Brothers                    -         -      (904)
 Net decrease in debt                             (427)     (864)     (331)
 Other (primarily Due from subsidiaries)           297     1,035        25
                                                -------   -------   -------
Net cash used by financing activities           (1,431)     (892)   (2,090)
                                                -------   -------   -------
Net increase (decrease) in cash and cash
equivalents                                         12      (145)      156
                                                -------   -------   -------
Cash and cash equivalents at beginning
 of year                                            19       164         8
                                                -------   -------   -------
Cash and cash equivalents at end of year       $    31   $    19   $   164
                                                =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1996, 1995, and 1994 was $216 million, $190 million and $169 million, respectively. Net cash paid for income taxes was $199 for 1996; net cash received for income taxes was $127 and $185 for 1995 and 1994 respectively.

          AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF REGISTRANT

          NOTES TO CONDENSED FINANCIAL INFORMATION OF REGISTRANT



1.Principles of Consolidation

  The accompanying financial statements include the accounts of American Express Company and on an equity basis its subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements of the Company. Certain prior year's amounts have been reclassified to conform to the current year's presentation.

2.Long-term debt consists of (millions):
                                                              December 31,
                                                             -------------
                                                             1996     1995
                                                             ----     ----
6 1/4% DECS due October 15, 1996                                -   $1,294
8 1/2% Notes due August 15, 2001                            $ 299      298
Floating Medium-Term Note due December 31, 2000               150      208
8 3/4% Notes due June 15, 1996                                  -      200
8 5/8% Senior Debentures due 2022                             132      198
Senior Floating Rate Note due September 30, 1996                -       55
WFC Series Z Zero Coupon Notes due December 12, 2000           42       37
WFC Series D 11 5/8% Guaranteed Notes due December 12, 2000    12       22
WFC $60 million 7.899% Japanese Yen PPN due July 1996           -        9
WFC $80 million 7.8045% Japanese Yen PPN due August 1996        -       11
Other Fixed and Floating rate notes maturing 1999-2001         31        8
                                                            -----   ------
                                                            $ 666   $2,340
                                                            =====   ======

Aggregate annual maturities of long-term debt for the five years ending December 31, 2001 are as follows (millions): 1997, $14; 1998, $26; 1999,
$33; 2000, $190, 2001, $305.

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1996
                                  (millions)


                       Reserve for credit losses,     Reserve for doubtful
                          loans and discounts         accounts receivable
                       --------------------------  -------------------------
                         1996    1995     1994      1996     1995      1994
                        ------  ------   ------    ------   ------    ------
Balance at beginning
 of period             $  602  $  545   $  655     $  829   $  807    $ 796

Additions:

 Charges to income        658     529      362      1,081(a) 1,156(a)  974(a)
 Recoveries of amounts
   previously written-
   off                    136     134      150          -        -        -
 Other                      -       -      (19)         -        -        -

Deductions:

 Charges for which
   reserves were
   provided              (795)   (606)    (603)    (1,188)  (1,134)   (963)
                       ------- -------  -------    -------  -------  -------

Balance at end of
  period               $  601  $  602   $  545     $  722   $  829   $  807
                       ======= =======  =======    =======  =======   =======


(a) Before recoveries on accounts previously written-off, which are credited to income: 1996--$232, 1995--$219 and 1994--$215.

                         EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.18 and 10.28 through 10.36 are management contracts or compensatory plans or arrangements.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8, dated October 31, 1991 (Commission File No. 33-43671)).

3.2 Registrant's By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
       1996).

4 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1979 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.2 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.3   American Express Company Deferred Compensation Plan for
       Directors, as amended (incorporated by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1992).

10.4 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.5 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.6 Consulting Agreement dated March 3, 1994 between the registrant and Aldo Papone Consulting (incorporated by reference to Exhibit
       10.8 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.7   American Express Company Retirement Plan for Non-Employee
       Directors, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.8   Certificate of Amendment of the American Express Company
       Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.9   American Express Company Directors' Stock Option Plan
       (incorporated by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.10 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.11  American Express Key Employee Charitable Award Program for
       Education (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.12  American Express Directors' Charitable Award Program
       (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.13 Description of separate pension arrangement and loan agreement between the registrant and Harvey Golub (incorporated by reference to Exhibit 10.17 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.14 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of registrant's Annual Report on Form 10-K
       (Commission File No. 1-7657) for the fiscal year ended December
       31, 1988).

10.15 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.17  Written description of certain pension arrangements with Jonathan
       S. Linen (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.19 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Intercompany Agreement, dated May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30,
       1994).

10.22 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.23 Registration Rights Agreement, dated as of May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30,
       1994).

10.24 Option Agreement, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.25 1994 Agreement, dated April 28, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26 1990 Agreement, dated as of June 12, 1990, by and between the registrant and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1990).

10.27 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to
       Exhibit 10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.28  American Express Company 1993 Directors' Stock Option Plan
       (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.29 Description of separate pension arrangement between the registrant and George L. Farr (incorporated by reference to Exhibit 10.33 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.30 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1994).

10.31 Amendment of American Express Senior Executive Severance Plan. (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.32  Amendment of American Express Company Key Executive Life
       Insurance Plan (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q (Commission File
       No. 1-7657) for the quarter ended September 30, 1994).

10.33 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.34  Amendment of Long-Term Incentive Awards under the American
       Express Company 1979 and 1989 Long-Term Incentive Plans
       (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.35 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.36 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.37 Agreement dated February 27, 1995 between the registrant and Berkshire Hathaway Inc. (incorporated by reference to Exhibit
       10.43 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.38 Agreement dated July 20, 1995 between the registrant and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

*11    Computation of Earnings Per Share.

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the registrant's 1996 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the registrant.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule.

========================================================================




                               UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549





                     ------------------------------------






                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934



For the fiscal year ended December 31, 1996   Commission File No. 1-7657





                     -------------------------------------





                          American Express Company
             (Exact name of registrant as specified in charter)




                              E X H I B I T S




========================================================================

                         EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.18 and 10.28 through 10.36 are management contracts or compensatory plans or arrangements.

3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Registration Statement on Form S-8, dated October 31, 1991 (Commission File No. 33-43671)).

3.2 Registrant's By-Laws, as amended (incorporated by reference to Exhibit 3.2 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
       1996).

4 The instruments defining the rights of holders of long-term debt securities of the registrant and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The registrant hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1979 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.2 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.3   American Express Company Deferred Compensation Plan for
       Directors, as amended (incorporated by reference to Exhibit 10.3 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1992).

10.4 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.5 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.6 Consulting Agreement dated March 3, 1994 between the registrant and Aldo Papone Consulting (incorporated by reference to Exhibit
       10.8 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.7   American Express Company Retirement Plan for Non-Employee
       Directors, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.8   Certificate of Amendment of the American Express Company
       Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.9   American Express Company Directors' Stock Option Plan
       (incorporated by reference to Exhibit 10.16 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.10 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.11  American Express Key Employee Charitable Award Program for
       Education (incorporated by reference to Exhibit 10.13 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.12  American Express Directors' Charitable Award Program
       (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.13 Description of separate pension arrangement and loan agreement between the registrant and Harvey Golub (incorporated by reference to Exhibit 10.17 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.14 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of registrant's Annual Report on Form 10-K
       (Commission File No. 1-7657) for the fiscal year ended December
       31, 1988).

10.15 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.17  Written description of certain pension arrangements with Jonathan
       S. Linen (incorporated by reference to Exhibit 10.14 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.19 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Intercompany Agreement, dated May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30,
       1994).

10.22 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the registrant (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.23 Registration Rights Agreement, dated as of May 27, 1994, between the registrant and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30,
       1994).

10.24 Option Agreement, dated May 27, 1994, by and among the registrant, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.25 1994 Agreement, dated April 28, 1994, between the registrant, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26 1990 Agreement, dated as of June 12, 1990, by and between the registrant and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1990).

10.27 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to
       Exhibit 10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.28  American Express Company 1993 Directors' Stock Option Plan
       (incorporated by reference to Exhibit 28.2 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.29 Description of separate pension arrangement between the registrant and George L. Farr (incorporated by reference to Exhibit 10.33 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.30 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1994).

10.31 Amendment of American Express Senior Executive Severance Plan. (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.32  Amendment of American Express Company Key Executive Life
       Insurance Plan (incorporated by reference to Exhibit 10.3 of the registrant's Quarterly Report on Form 10-Q (Commission File
       No. 1-7657) for the quarter ended September 30, 1994).

10.33 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.34  Amendment of Long-Term Incentive Awards under the American
       Express Company 1979 and 1989 Long-Term Incentive Plans
       (incorporated by reference to Exhibit 10.6 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.35 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.36 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.37 Agreement dated February 27, 1995 between the registrant and Berkshire Hathaway Inc. (incorporated by reference to Exhibit
       10.43 of the registrant's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.38 Agreement dated July 20, 1995 between the registrant and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the registrant's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

*11    Computation of Earnings Per Share.

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the registrant's 1996 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the registrant.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule.