Form 10-Q
period 1997-03-31
AMERICAN EXPRESS CO
filed 1997-05-15
CIK 4962

                              UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


    [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1997

                                  or

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY

    (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
(State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                               None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at April 30, 1997
---------------------------------        -------------------------------
Common Shares (par value $.60 per share)        470,989,424 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX

 Part I.       Financial Information:

               Consolidated Statement of Income--Three               1
               months ended March 31, 1997 and 1996

               Consolidated Balance Sheet--March 31,                 2
               1997 and December 31, 1996

               Consolidated Statement of Cash Flows--Three           3
               months ended March 31, 1997 and 1996

               Notes to Consolidated Financial Statements            4

               Management's Discussion and Analysis of            5-15
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             16

Part II.       Other Information                                    17

                      PART I--FINANCIAL INFORMATION

                        AMERICAN EXPRESS COMPANY

                   CONSOLIDATED STATEMENT OF INCOME
            (dollars in millions, except per share amounts)
                              (Unaudited)

                                          Three Months Ended
                                               March 31,
                                       --------------------------
                                           1997         1996
                                       --------     --------
Net Revenues:
  Discount revenue                       $1,306       $1,141
  Interest and dividends, net               776          838
  Net card fees                             405          421
  Travel commissions and fees               336          325
  Other commissions and fees                345          305
  Cardmember lending net finance charge
    revenue                                 288          275
  Management and distribution fees          331          279
  Life insurance premiums                   106           97
  Other                                     271          228
                                         ------       ------
    Total                                 4,164        3,909
                                         ------       ------
Expenses:
  Human resources                         1,127        1,022
  Provisions for losses and benefits:
    Annuities and investment certificates   347          351
    Life insurance and other                132          137
    Charge card                             190          210
    Cardmember lending                      211          188
  Interest:
    Charge card                             169          167
    Other                                    26          124
  Occupancy and equipment                   272          288
  Marketing and promotion                   214          207
  Professional services                     214          202
  Communications                            112          102
  Other                                     510          346
                                         ------       ------
    Total                                 3,524        3,344
                                         ------       ------

Pretax income                               640          565
Income tax provision                        186          169
                                         ------       ------
Net income                               $  454       $  396
                                         ======       ======

Net income per common share              $ 0.94       $ 0.80
                                         ======       ======
Average common and common equivalent
  shares outstanding                      482.1        490.6
                                         ======       ======
Cash dividends declared per
  common share                           $0.225       $0.225
                                         ======       ======

               See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)
                                                   March 31,      December 31,
                                                     1997             1996
                                                ---------------  -------------
Assets
------
Cash and cash equivalents                           $  3,170      $  2,677
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1997, $642; 1996, $658                             16,732        17,938
  Other receivables, less reserves:
   1997, $73; 1996, $64                                2,432         2,553
Investments                                           38,140        38,339
Loans:
  Cardmember lending, less reserves:
   1997, $545; 1996, $482                             12,368        12,194
  International banking, less reserves:
   1997, $131; 1996, $117                              5,951         5,760
  Other, net                                             863           564
Separate account assets                               18,413        18,535
Deferred acquisition costs                             2,728         2,660
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1997, $1,874;
  1996, $1,852                                         1,568         1,675
Other assets                                           5,740         5,617
                                                    --------      --------
  Total assets                                      $108,105      $108,512
                                                    ========      ========

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                 $ 10,603      $  9,555
Travelers Cheques outstanding                          5,766         5,838
Accounts payable                                       4,909         4,601
Insurance and annuity reserves:
  Fixed annuities                                     21,926        21,838
  Life and disability policies                         3,891         3,836
Investment certificate reserves                        3,296         3,265
Short-term debt                                       17,324        18,402
Long-term debt                                         6,331         6,552
Separate account liabilities                          18,413        18,535
Other liabilities                                      7,264         7,562
                                                    --------      --------
  Total liabilities                                   99,723        99,984

Shareholders' equity:
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   470.9 million shares in 1997 and 472.9
   million shares in 1996                                283           284
  Capital surplus                                      4,219         4,191
  Net unrealized securities gains                        172           386
  Foreign currency translation adjustment                (88)          (89)
  Retained earnings                                    3,796         3,756
                                                    --------      --------
   Total shareholders' equity                          8,382         8,528
                                                    --------      --------
  Total liabilities and shareholders' equity        $108,105      $108,512
                                                    ========      ========

                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                           Three
                                                        Months Ended
                                                          March 31,
                                                   -------------------------
                                                     1997           1996
                                                   ----------    ---------
Cash Flows from Operating Activities
Net income                                           $454         $  396
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                  560            617
  Depreciation, amortization, deferred taxes and
    other                                              94             37
  Changes in operating assets and liabilities,
  net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest        258            500
      Other assets                                     38          (468)
      Accounts payable and other liabilities         (39)          (497)
(Decrease)/increase in Travelers Cheques
  outstanding                                        (70)            203
Increase in insurance reserves                         34             66
                                                   -------        -------

Net cash provided by operating activities           1,329            854
                                                   -------        -------
Cash Flows from Investing Activities
Sale of investments                                   548          1,225
Maturity and redemption of investments              1,714          1,959
Purchase of investments                            (2,529)        (2,367)
Net decrease in Cardmember receivables                745          1,299
Proceeds from repayment of loans                    6,133          6,004
Issuance of loans                                  (6,990)        (6,341)
Purchase of land, buildings and equipment            (55)           (88)
Sale of land, buildings and equipment                  65             69
                                                   -------        -------
Net cash (used) provided by investing activities    (369)          1,760
                                                   -------        -------
Cash Flows from Financing Activities
Net increase (decrease) in customers' deposits      1,223          (516)
Sale of annuities and investment certificates       1,349          1,413
Redemption of annuities and investment
  certificates                                     (1,239)        (1,579)
Net (decrease) increase in debt with maturities
  of 3 months or less                                (249)         1,670
Issuance of debt                                    2,151          4,194
Principal payments on debt                         (3,369)        (5,035)
Issuance of American Express common shares             70            110
Repurchase of American Express common shares         (285)          (333)
Dividends paid                                       (106)          (113)
                                                   -------        -------
Net cash (used) provided by financing activities     (455)          (189)

Effect of exchange rate changes on cash               (12)             4
                                                   -------        -------
Net increase in cash and cash equivalents             493          2,429

Cash and cash equivalents at beginning of period    2,677          3,200
                                                   -------        -------
Cash and cash equivalents at end of period         $3,170         $5,629
                                                   =======        =======

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1. The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1996. Certain prior year's amounts have been reclassified to conform to the current year's presentation.
   Significant accounting policies disclosed therein have not changed.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at March 31, 1997 and December 31, 1996, the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and cash flows for the three months ended March 31, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $143 million and $129 million for the three months ended March 31, 1997 and 1996, respectively. Interest and Dividends is presented net of interest expense of $136 million and $134 million for the three months ended March 31, 1997 and 1996, respectively, related to the Company's international banking operations.

3. The following is a summary of investments:

                                             March 31,    December 31,
   (In millions)                                1997          1996
                                             ----------   ------------
   Held to Maturity, at amortized cost
       (fair value: 1997, $12,633; 1996,
       $13,439)                                 $12,481         $13,063
   Available for Sale, at fair value (cost:
       1997, $21,108; 1996, $20,366)             21,369          20,978
   Investment mortgage loans (fair value:
       1997, $3,754; 1996, $3,827)                3,742           3,712
   Trading                                          548             586
                                             ------------    -----------
                                                $38,140         $38,339
                                             ============    ===========

4. Net income taxes paid during the three months ended March 31, 1997 were approximately $213 million. Net income taxes refunded during the three months ended March 31, 1996 were approximately $42 million. Interest paid during the three months ended March 31, 1997 and 1996 was approximately $617 million and $612 million, respectively.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three Months Ended March 31, 1997 and 1996

The Company's consolidated net income rose 15 percent in the first quarter of 1997 compared with a year ago; net income per share increased 18 percent. These results exceeded the Company's long-term targets of 12-15 percent annual earnings per share improvement and return on equity of 18-20 percent on average and over time. The Company also has targeted at least two-thirds of that earnings growth, or 8-10 percent, to come from higher revenues. Revenue growth for the quarter was somewhat below that target. Consolidated revenues rose 6.5 percent compared with last year as a result of higher worldwide billed business and Cardmember loans outstanding as well as higher management and distribution fees. These improvements were partially offset by revenue sacrifices resulting from the Company's lending business building strategy and declines in card fees and investment income. Consolidated expenses were 5.4 percent higher, primarily due to human resource and operating expenses to support business expansion and loyalty programs.

Consolidated Liquidity and Capital Resources

In October 1996, the Company's Board of Directors authorized the Company to repurchase up to 40 million common shares over the next two to three years, subject to market conditions. This authorization is in addition to two previous repurchase plans, beginning in 1994, under which the Company repurchased a total of 60 million common shares. These plans are primarily designed to allow the Company to systematically purchase shares to offset the issuance of new shares as part of employee compensation plans. Since inception of the initial plan in 1994 the Company has repurchased 65.7 million common shares and canceled 57.8 million common shares under the repurchase programs at an average price of $41.01 per share. In the first quarter of 1997, the Company repurchased 5.2 million common shares and canceled 8.9 million common shares under the repurchase programs at an average price of $65.13 per share.

Accounting Development

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective and will be adopted by the Company at December 31, 1997. No material effect on the earnings per share of the Company is expected.

Travel Related Services


Results of Operations For The Three Months Ended March 31, 1997 and 1996


                            Statement of Income
                            -------------------
                               (Unaudited)


(Amounts in millions, except percentages)


                                    Quarter Ended
                                       March 31,
                                    ---------------   Percentage
                                    1997       1996   Inc/(Dec)
                                    ----       ----   ----------
Net Revenues:

  Discount Revenue                $1,306     $1,141       14.5%
  Net Card Fees                      405        421       (3.9)
  Travel Commissions and Fees        336        325        3.9
  Interest and Dividends             132        191      (30.7)
  Other Revenues                     503        424       18.2
                                  -------    -------
                                   2,682      2,502        7.2
                                  -------    -------
  Lending:
    Finance Charge Revenue           431        404        6.5
    Interest Expense                 143        129       10.5
                                  -------    -------
      Net Finance Charge Revenue     288        275        4.7
                                  -------    -------
    Total Net Revenues             2,970      2,777        6.9
                                  -------    -------
Expenses:
  Marketing and Promotion            202        200        1.1
  Provision for Losses and Claims:
    Charge Card                      190        210       (9.4)
    Lending                          211        188       12.3
    Other                             24         24       (3.6)
                                  -------    -------
      Total                          425        422        0.6
                                  -------    -------
  Interest Expense:
    Charge Card                      169        167        1.4
    Other                             35         95      (63.4)
                                  -------    -------
      Total                          204        262      (22.3)
  Net Discount Expense               151        126       20.5
  Human Resources                    749        704        6.4
  Other Operating Expenses           790        647       22.0
                                  -------    -------
    Total Expenses                 2,521      2,361        6.7
                                  -------    -------
Pretax Income                        449        416        8.1
Income Tax Provision                 134        130        3.8
                                  -------    -------
Net Income                          $315       $286       10.1
                                  =======    =======

Travel Related Services
                        Selected Statistical Information
                        ---------------------------------
                                (Unaudited)
(Amounts in billions, except percentages and where indicated)

                                       Quarter Ended
                                          March 31,
                                       --------------  Percentage
                                       1997      1996  Inc/(Dec)
                                       ----      ----  ----------
Total Cards in Force (millions):

  United States                        29.6      27.1      9.1%
  Outside the United States            12.3      11.6      6.4
                                      ------    ------
    Total                              41.9      38.7      8.3
                                      ======    ======
Basic Cards in Force (millions):

  United States                        22.9      20.5     12.0
  Outside the United States             9.6       9.2      4.7
                                      ------    ------
    Total                              32.5      29.7      9.7
                                      ======    ======
Card Billed Business:

  United States                       $34.6     $29.8     16.5
  Outside the United States            13.3      11.8     12.4
                                      ------    ------
    Total                             $47.9     $41.6     15.3
                                      ======    ======

Average Discount Rate*                2.75%     2.76%       -

Average Basic Cardmember
  Spending (dollars)*                $1,498    $1,427      5.0
Average Fee per Card (dollars)*         $39       $44    (11.4)
Travel Sales                           $3.9      $3.6      9.0
  Travel Commissions and Fees/Sales**  8.6%      9.0%        -
Travelers Cheque Sales                 $5.1      $5.3     (3.4)
Average Travelers Cheques Outstanding  $5.8      $5.7      0.3
Owned and Managed Charge Card
  Receivables:
  Total Receivables                   $21.2     $18.8     12.9%
  90 Days Past Due as a % of Total     3.5%      4.1%        -
  Loss Reserves (millions)             $921      $991     (7.1)
    % of Receivables                   4.3%      5.3%        -
    % of 90 Days Past Due              124%      129%        -
  Net Loss Ratio                      0.50%     0.51%        -

Owned and Managed U.S. Cardmember

  Lending:
  Total Loans                         $12.9     $10.2     25.9
  Past Due Loans as a % of Total:
    30-89 Days                         2.6%      2.5%        -
    90+ Days                           1.0%      1.0%        -
  Loss Reserves (millions):
    Beginning Balance                  $488      $443     10.0
      Provision                         201       170     18.3
      Net Charge-Offs/Other            (156)     (130)    20.0
                                      ------   ------
    Ending Balance                     $533      $483     10.2
                                      ======   ======
      % of Loans                       4.1%      4.7%        -
      % of Past Due                    115%      136%        -
  Average Loans                       $12.8     $10.2     25.6
  Net Write-Off Rate                   5.1%      5.2%        -
  Net Interest Yield                   8.7%      9.4%        -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
 **   Computed from information provided herein.

Travel Related Services' (TRS) net income rose 10 percent from last year's first quarter. Net revenues increased 7 percent, primarily due to higher worldwide billed business and growth in Cardmember loans outstanding.
This increase was partially offset by lower card fees and interest revenues. Excluding the impact of securitizing a portion of the card portfolios and a reduction in investments related to the consolidation of certain legal entities within the consumer lending business, revenues rose
9 percent from last year's first quarter. The improvement in discount revenue is due to an increase in billed business, which reflects a greater number of cards outstanding and higher spending per Cardmember, in part due to the benefits of rewards programs and expanded merchant coverage.
The growth in cards is largely attributable to the introduction of new consumer and small business credit card products consistent with the Company's strategy of building its lending portfolio through the issuance of low- and no-fee credit cards. This strategy and a decline in consumer charge cards outstanding led to a 4 percent decrease in net card fees. Interest and dividends declined primarily as a result of a reduction in investments related to the consolidation of certain legal entities within the consumer lending business. This consolidation resulted in a decrease in both interest revenue and other interest expense by approximately $36 million. Lending net finance charge revenue was reduced by the effect of the $1 billion asset securitization in the second quarter of 1996. Excluding this asset securitization, lending net finance charge revenue rose by 16 percent primarily as a result of a 25 percent growth in worldwide lending balances. The growth in balances was partially offset by lower net interest yields on the U.S. portfolio, as a higher portion of the portfolio is subject to introductory rates.

The charge card provision for losses declined, particularly in Latin America and the small business card portfolio. The lending provision for losses rose primarily because of growth in outstanding loans. Human resource expenses rose due to merit increases and higher contract programmer costs for technology related projects. Other operating expenses were above the prior year due to the cost of Cardmember loyalty programs, business growth and investment spending.

TRS' charge card securitization program resulted in net discount expense of $151 million and $126 million in the first quarter of 1997 and 1996, respectively. For the first quarter of 1997 and 1996, the charge card securitization reduced charge card provision by $62 million and $54 million, respectively, and charge card interest expense by $58 million and $41 million, respectively. The second quarter 1996 loan securitization program decreased lending net finance charge revenue and the lending provision by $30 million and $11 million, respectively in the first quarter of 1997. The asset securitization programs resulted in fee revenue of $50 million and $31 million in the first quarter of 1997 and 1996, respectively. Securitizations did not have a material effect on net income.

Travel Related Services

Liquidity and Capital Resources

                          Selected Balance Sheet Information
                          -----------------------------------
                                      (Unaudited)
(Amounts in billions, except percentages)

                         March 31, December 31, Percentage March 31, Percentage
                           1997     1996         Inc/(Dec)    1996    Inc/(Dec)
                        --------- ------------  ----------- --------- ---------
Accounts Receivable, net    $18.1    $19.5        (7.2)%      $16.5      9.9%
Investments                 $ 6.1    $ 6.5        (5.7)       $ 9.0    (32.2)
U.S. Cardmember Lending
  Balances                  $11.9    $11.7         1.5        $10.2     16.1
Total Assets                $41.7    $43.1        (3.2)       $45.2     (7.8)
Travelers Cheques
  Outstanding               $ 5.8    $ 5.8        (1.2)       $ 5.9     (2.3)
Short-term debt             $17.3    $18.4        (6.4)       $18.5     (7.0)
Long-term debt              $ 4.8    $ 5.0        (4.1)       $ 4.6      5.6
Total Liabilities           $36.9    $38.4        (3.8)       $40.3     (8.4)
Total Shareholder's Equity  $ 4.8    $ 4.7         1.9        $ 4.9     (2.4)
Return on Average Equity*    26.3%    25.6%          -         24.7%       -
Return on Average Assets*     2.9%     2.8%          -          2.5%       -

* Excluding the effect of SFAS #115 and the fourth quarter 1996 restructuring charge of $125 million after-tax.



Growth in the U.S. Small Business and Consumer Lending portfolios led to an increase in Cardmember loans since year end. During the quarter, management responsibility for approximately $300 million of consumer loans sold through American Express Financial Advisors (AEFA) was transferred to that unit; therefore, the balances are no longer reported within TRS.

American Express Financial Advisors

Results of Operations For The Three Months Ended March 31, 1997 and 1996

                              Statement of Income
                              --------------------
                                  (Unaudited)
(Amounts in millions, except percentages and where indicated)


                                         Quarter Ended
                                           March 31,
                                       ------------------  Percentage
                                        1997        1996    Inc/(Dec)
                                        ----        ----   ----------
Revenues:
  Investment Income                     $570        $569        0.1%
  Management and Distribution Fees       331         279       18.6
  Other Revenues                         183         155       18.4
                                      ------      ------
    Total Revenues                     1,084       1,003        8.1
                                      ------      ------
Expenses:
  Provision for Losses and Benefits:
    Annuities                            305         298        2.6
    Insurance                            104         109       (4.0)
    Investment Certificates               42          53      (21.8)
                                      ------      ------
      Total                              451         460       (1.8)
  Human Resources                        300         246       21.6
  Other Operating Expenses                97         101       (4.0)
                                      ------      ------
     Total Expenses                      848         807        5.1
                                      ------      ------
Pretax Income                            236         196       20.5
Income Tax Provision                      79          66       19.4
                                       ------      ------
Net Income                              $157        $130       21.0
                                       ======      ======

Revenues, Net of Provisions             $633        $544       16.4%
Life Insurance in Force (billions)     $69.2       $61.2       13.1
Deferred Annuities in Force (billions) $38.0       $33.4       13.5
Assets Owned and/or Managed (billions):

  Assets managed for institutions      $36.4       $32.7       11.4
  Assets owned and managed for individuals:
    Owned Assets:
      Separate Account Assets           18.4        15.8       16.8
      Other Owned Assets                34.9        33.2        4.9
                                       -----      ------
          Total Owned Assets            53.3        49.0        8.7
      Managed Assets                    60.0        51.4       16.6
                                       -----      ------
        Total                         $149.7      $133.1       12.4
                                       =====      ======
Market Appreciation (Depreciation) During
   the Period:
     Owned Assets:
       Separate Account Assets         $(544)       $458         -
       Other Owned Assets              $(244)      $(283)      (13.8)
     Total Managed Assets            $(1,624)     $1,165         -

Sales of Selected Products:

     Mutual Funds                     $4,029      $3,569        12.9
     Annuities                          $870      $1,155       (24.6)
     Investment Certificates            $190        $136        40.1
     Life and Other Insurance Sales     $103         $95         8.1

Number of Financial Advisors           8,426       7,954         5.9
Fees From Financial Plans(thousands) $13,336     $11,623        14.7
Product Sales Generated from
  Financial Plan as a Percentage
  of Total Sales                       64.6%        63.3%         -

American Express Financial Advisors' (AEFA) revenue and earnings growth for the first quarter of 1997 was due to increased management fees from higher managed asset levels, including separate account assets, and greater distribution fees driven by record mutual fund sales. The growth in managed assets was caused by net sales and market appreciation since the year ago period. The first quarter 1997 results are consistent with a shift in the mix of product sales from fixed-return to fee generating variable return products, as well as maturities and calls of higher yielding investments. Investment revenues were even with a year ago, as a slight increase in investments was offset by lower yields. Other revenues rose primarily as a result of higher life insurance premiums, as well as growth in financial planning and tax preparation fees.

Provisions for annuities increased in the first quarter of 1997 reflecting higher business in force; accrual rates remained constant. The provision for insurance declined resulting from favorable claims experience. The provision for investment certificates fell due to lower certificates in force and accrual rates. Human resources expense rose due to volume-driven growth in sales compensation and rising home office expenses reflecting growth within the technology and client service organizations and from recent acquisitions. The decline in other operating expenses is primarily due to lower accruals for state insurance guarantee assessments.

American Express Financial Advisors

Liquidity and Capital Resources

                          American Express Financial Advisors
                          -----------------------------------
                           Selected Statistical Information
                           --------------------------------
                                   (Unaudited)

(Amounts in billions, except percentages)

                        March 31,  December 31, Percentage March 31, Percentage
                           1997       1996      Inc./(Dec)  1996     Inc./(Dec)
                        --------   -----------  ---------- --------- ----------
Investments               $28.9      $28.6         0.7%     $28.2         2.3%
Separate Account Assets   $18.4      $18.5        (0.7)     $15.8         16.8
Total Assets              $53.3      $52.7         1.2      $49.0          8.7
Client Contract Reserves  $29.1      $28.9         0.6      $28.6          1.8
Total Liabilities         $50.1      $49.5         1.4      $46.1          8.9
Total Shareholder's Equity $3.1       $3.2        (2.1)      $2.9          6.4
Return on Average Equity*  20.8%      20.4%        -         19.6%         -

* Excluding the effect of SFAS #115.


AEFA's total assets rose slightly from year end as net sales and the transfer of approximately $300 million of consumer loans to AEFA from TRS were partially offset by market depreciation.

American Express Bank

Results of Operations For The Three Months Ended March 31, 1997 and 1996

                              Statement of Income
                              --------------------
                                 (Unaudited)

(Amounts in millions, except percentages)

                                 Quarter Ended
                                    March 31,
                                 -------------        Percentage
                                 1997     1996         Inc/(Dec)
                                 ----     ----        ----------
Net Revenues:
  Interest Income                $218     $211            3.2%
  Interest Expense                136      134            1.6%
                                ------   ------
    Net Interest Income            82       77            6.1%
  Commissions, Fees and
     Other Revenues                52       49            7.2%
  Foreign Exchange Income          19       20           (2.3)%
                                ------   ------
       Total Net Revenues         153      146            5.3%
                                ------   ------
Provision for Credit Losses         2        4          (45.4)%
                                ------   ------
Expenses:
  Human Resources                  58       56            3.2%
  Other Operating Expenses         61       57            8.3%
                                ------   ------
       Total Expenses             119      113            5.7%
                                ------   ------
Pretax Income                      32       29           10.5%
Income Tax Provision               12       10           14.7%
                                ------   ------
Net Income                        $20      $19            8.2%
                                ======   ======


The improvement in American Express Bank's (the Bank) first quarter 1997 earnings primarily reflects higher revenues due to increased net interest income on loans and investments. These were largely offset by growth in operating expenses, principally due to technology systems investments.

American Express Bank

Liquidity and Capital Resources

                          Selected Statistical Information
                          ---------------------------------
                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                          March 31, December 31, Percentage March 31, Percentage
                            1997      1996       Inc/(Dec)    1996    Inc/(Dec)
                        ----------- -----------  ---------- --------  ---------
Investments                   $2.8     $2.8        (1.8)%       $2.4      17.5%
Total Loans                   $6.1     $5.9         3.5         $5.3      14.2
  Reserve for Credit
   Losses (millions)          $131     $117        12.4         $110      19.3
  Reserves as a Percentage
   of Total Loans             2.2%     2.0%         -            2.1%       -
  Total Nonperforming
   Loans (millions)            $46     $35         31.7          $35      31.0
  Other Real Estate
   Owned (millions)            $35     $36        (2.6)          $43     (19.8)
Total Assets                 $12.7   $12.3         2.7         $11.8       7.8
Deposits                      $9.1    $8.7         4.8          $8.1      12.3
Total Liabilities            $11.9   $11.6         3.0         $11.0       8.0
Total Shareholder's
 Equity (millions)            $787    $799        (1.5)         $746       5.5
Risk-Based Capital Ratios:

     Tier 1                    8.7%    8.8%          -           9.0%        -
     Total                    11.8%   12.5%          -          12.9%        -
Leverage Ratio                 5.6%    5.6%          -           5.5%        -
Return on Average Assets*     0.69%   0.55%          -          0.64%        -
Return on Average Common
 Equity*                     11.14%   8.89%          -         10.57%        -

* Excluding the effect of SFAS #115.


During the first quarter of 1997, the Bank had an $18 million loan recovery from Peru, which was used to increase the reserve for credit losses. The Bank also received an unfavorable court ruling relating to the collapse of the Bank of Credit and Commerce International (BCCI) in 1991. When BCCI assets were forfeited to the Federal Government, the Bank turned over funds that it held in accounts of BCCI, including approximately $24 million in funds it claimed as setoffs against obligations of BCCI then outstanding to the Bank. The recent court ruling, in effect, denied the Bank's claims to the funds that were taken as setoffs. This matter is not expected to have a material impact on the Bank's results.**


**This is a forward-looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward looking statement include, among other things, unanticipated events at the Bank during the remainder of the year such as other litigation and credit losses.

Corporate and Other

Corporate and Other reported first quarter 1997 net expenses of $38 million which was level with the past year. The first quarter of 1997 includes a $7 million pretax benefit from an earnings payout by Lehman Brothers Holdings, Inc. (related to its 1994 spin-off by the Company) which was fully offset by costs associated with the Company's business initiatives such as Financial Direct and Workplace Services. The first quarter of 1996 included a $46 million pretax benefit from a revenue payout by Travelers Inc. (related to the sale of the Shearson Lehman Brothers Division in 1993) which was also fully offset by costs associated with the Company's business initiatives. 1996 was the last year the Company was eligible to receive this revenue payout.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 1997 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 7, 1997, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1996 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ Ernst & Young LLP

New York, New York
May 15, 1997

                          PART II. OTHER INFORMATION

                          AMERICAN EXPRESS COMPANY

Item 1.     Legal Proceedings

     Several shareholder derivative actions were brought in 1990 and in early 1991 in the New York Federal District Court (Lewis v. Robinson, et al.) and in New York State Supreme Court (Seinfeld v. Robinson) against all of the then current directors, certain former directors and certain former officers and employees of the registrant. The federal actions were dismissed in 1993. The consolidated state actions were settled with the state court's approval in February 1997 with the implementation of certain internal procedures. The state court denied the request of plaintiffs' counsel for attorneys' fees and expenses payable by the registrant, which denial was appealed by the plaintiffs on May 1, 1997.

     On December 13, 1996, an action entitled Lesa Benacquisto and
Daniel Benacquisto vs. IDS Life Insurance Company ("IDS Life") and
American Express Financial Corporation was commenced in Minnesota state court. The action is brought by individuals who replaced an existing IDS
Life insurance policy with a new IDS Life policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing IDS
Life policies with new IDS Life policies from and after January 1, 1985.
The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. IDS Life and AEFC filed an answer to the complaint on February 18, 1997, denying the allegations.
A second action, entitled Arnold Mork, Isabella Mork, Ronald Melchert and Susan Melchert v. IDS Life Insurance Company and American Express Financial Corporation was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract.

     Both matters described above were previously reported in the registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

Item 4.    Submission of Matters to a Vote of Security Holders

       The registrant's annual meeting of shareholders was held on April 28, 1997. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                          Votes      Votes       Votes                 Broker
                          For        Against     Withheld Abstentions  Non-Votes
                          -----      -------     -------- ----------- ---------
Selection of
Ernst & Young LLP
as independent
auditors               400,745,454      794,065     -      920,188      -

Proposal relating
to amendment of the
Certificate of Incorp-
oration                393,674,764    2,517,722     -    6,267,221      -

Shareholder proposal
relating to cumula-
tive voting             81,259,859  222,949,438     -   50,056,610  48,193,800

Shareholder proposal
relating to compensation
of executives over
$250,000                11,486,606  337,796,742     -    4,982,559  48,193,800

Shareholder proposal
relating to the
CERES Principles        26,725,478  300,407,311     -   27,133,118  48,193,800

Shareholder proposal
relating to charitable
contributions            7,265,848  328,847,250     -   18,151,966  48,194,643


Election of Directors:

D.F. Akerson           401,289,046     -       1,170,661      -         -
A.L. Armstrong         401,076,639     -       1,383,068      -         -
E.L. Artzt             401,165,594     -       1,294,113      -         -
W.G. Bowen             401,239,567     -       1,220,140      -         -
K.I. Chenault          401,267,110     -       1,192,597      -         -
C.W. Duncan Jr.        401,110,465     -       1,349,242      -         -
H. Golub               401,281,313     -       1,178,394      -         -
B. Sills Greenough     400,937,888     -       1,521,819      -         -
F.R. Johnson           400,730,446     -       1,729,261      -         -
V.E. Jordan Jr.        397,192,362     -       5,267,345      -         -
J. Leschly             398,959,809     -       3,499,898      -         -
D. Lewis               401,120,877     -       1,338,830      -         -
A. Papone              397,554,677     -       4,905,030      -         -
F.P. Popoff            401,254,204     -       1,205,503      -         -

Item 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibits

                 See Exhibit Index on page E-1 hereof.


            (b)  Reports on Form 8-K:

                 Form 8-K, dated April 25, 1997, Item 5, relating to the registrant's earnings for the quarter ended March 31, 1997.

                 Form 8-K/A, dated April 28, 1997, Item 5, amending the Form 8-K dated April 25, 1997.

                              SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)





 Date: May 15, 1997            By /s/ Richard Karl Goeltz
 -----------------------          ------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer


 Date: May 15, 1997               /s/ Daniel T. Henry
 -----------------------           -----------------------
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