Form 10-Q
period 1997-06-30
AMERICAN EXPRESS CO
filed 1997-08-14
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[      X    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1997

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from_________________to____________________________


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


          New York State                          13-4922250
-------------------------------               --------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                  ----------------
                                 None
------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---      ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1997
----------------------------------         ----------------------------
Common Shares (par value $.60 per share)        468,800,970 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX


Part I.        Financial Information:

               Consolidated Statement of Income - Three and
               six months ended June 30, 1997 and 1996             1-2

               Consolidated Balance Sheet - June 30, 1997
               and December 31, 1996                                 3

               Consolidated Statement of Cash Flows - Six
               months ended June 30, 1997 and 1996                   4

               Notes to Consolidated Financial Statements            5

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations      6-16

               Review Report of Independent Accountants             17

Part II.       Other Information                                    18

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                   June 30,
                                               -------------------
                                                1997        1996
                                             --------     --------
Net Revenues:
 Discount revenue                            $ 1,407      $ 1,247
 Interest and dividends, net                     795          844
 Net card fees                                   403          414
 Travel commissions and fees                     381          362
 Other commissions and fees                      355          308
 Cardmember lending net finance charge
  revenue                                        304          249
 Management and distribution fees                360          296
 Life insurance premiums                         102           99
 Other                                           315          257
                                             --------     --------
   Total                                       4,422        4,076
                                             --------     --------

Expenses:
 Human resources                               1,155        1,052
 Provisions for losses and benefits:
   Annuities and investment certificates         362          346
   Life insurance and other                      138          131
   Charge card                                   239          248
   Cardmember lending                            187          126
 Interest:
   Charge card                                   174          171
   Other                                          64          138
 Occupancy and equipment                         286          277
 Marketing and promotion                         258          262
 Professional services                           252          195
 Communications                                  112          108
 Other                                           493          386
                                              --------     --------
   Total                                       3,720        3,440
                                              --------     --------

Pretax income                                    702          636
Income tax provision                             182          184
                                              --------     --------
Net income                                   $   520      $   452
                                              ========     ========
Net income per common share                  $  1.08      $  0.93
                                              ========     ========
Average common and common equivalent
 shares outstanding                            479.5        487.0
                                              ========     ========
Cash dividends declared per
 common share                                $ 0.225      $ 0.225
                                              ========     ========

              See notes to Consolidated Financial Statements.

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                                Six Months Ended
                                                    June 30,
                                               ------------------
                                                1997        1996
                                             --------     --------
Net Revenues:
 Discount revenue                            $ 2,714      $ 2,388
 Interest and dividends, net                   1,571        1,682
 Net card fees                                   808          835
 Travel commissions and fees                     717          687
 Other commissions and fees                      699          615
 Cardmember lending net finance charge
  revenue                                        592          524
 Management and distribution fees                691          576
 Life insurance premiums                         208          196
 Other                                           585          483
                                            --------      --------
   Total                                       8,585        7,986
                                            --------      --------
Expenses:
 Human resources                               2,282        2,074
 Provisions for losses and benefits:
   Annuities and investment certificates         709          696
   Life insurance and other                      269          269
   Charge card                                   429          458
   Cardmember lending                            398          314
 Interest:
   Charge card                                   343          338
   Other                                          90          262
 Occupancy and equipment                         558          549
 Marketing and promotion                         472          469
 Professional services                           466          397
 Communications                                  224          210
 Other                                         1,003          750
                                            --------      --------
   Total                                       7,243        6,786
                                            --------      --------
Pretax income                                  1,342        1,200
Income tax provision                             368          351
                                            --------      --------
Net income                                   $   974      $   849
                                            ========      ========

Net income per common share                  $  2.03      $  1.73
                                            ========      ========
Average common and common equivalent
 shares outstanding                            480.9        489.0
                                            ========      ========
Cash dividends declared per
 common share                                $  0.45      $  0.45
                                            ========      ========

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)

                                                     June 30,     December 31,
Assets                                                 1997           1996
------                                               ---------    -----------
Cash and cash equivalents                            $  3,472      $  2,677
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1997, $663; 1996, $658                              17,436        17,938
  Other receivables, less reserves:
   1997, $73; 1996, $64                                 2,529         2,553
Investments                                            39,185        38,339
Loans:
  Cardmember lending, less reserves:
   1997, $554; 1996, $482                              12,693        12,194
  International banking, less reserves:
   1997, $130; 1996, $117                               6,286         5,760
  Other, net                                              879           564
Separate account assets                                21,061        18,535
Deferred acquisition costs                              2,777         2,660
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1997, $1,891;
  1996, $1,852                                          1,595         1,675
Other assets                                            6,014         5,617
                                                     --------      --------
  Total assets                                       $113,927      $108,512
                                                     ========      ========
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                  $ 10,390      $  9,555
Travelers Cheques outstanding                           6,458         5,838
Accounts payable                                        4,893         4,601
Insurance and annuity reserves:
  Fixed annuities                                      22,183        21,838
  Life and disability policies                          3,945         3,836
Investment certificate reserves                         3,361         3,265
Short-term debt                                        17,971        18,402
Long-term debt                                          7,571         6,552
Separate account liabilities                           21,061        18,535
Other liabilities                                       7,270         7,562
                                                      --------      -------
  Total liabilities                                   105,103        99,984

Shareholders' equity:
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   468.9 million shares in 1997 and 472.9
    million shares in 1996                                281           284
  Capital surplus                                       4,271         4,191
  Net unrealized securities gains                         409           386
  Foreign currency translation adjustment               (107)          (89)
  Retained earnings                                     3,970         3,756
                                                      -------       -------
   Total shareholders' equity                           8,824         8,528
                                                      -------       -------
  Total liabilities and shareholders' equity         $113,927      $108,512
                                                     ========      ========

                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)

                                                              Six
                                                           Months Ended
                                                            June 30,
                                                     ---------------------
                                                     1997           1996
                                                     ----           ----
Cash Flows from Operating Activities
Net income                                         $  974         $  849
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                1,145          1,129
  Depreciation, amortization, deferred taxes and
   other                                              141             21
  Changes in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest         73            645
      Other assets                                   (589)         1,017
      Accounts payable and other liabilities           22            (30)
Increase in Travelers Cheques outstanding             620            906
Increase in insurance reserves                         66            113
                                                   ------         ------
Net cash provided by operating activities           2,452          4,650
                                                   ------         ------
Cash Flows from Investing Activities
Sale of investments                                   903          2,593
Maturity and redemption of investments              2,443          3,364
Purchase of investments                            (3,921)        (4,975)
Net increase in Cardmember receivables               (720)          (787)
Proceeds from repayment of loans                   12,943         11,375
Cardmember loans sold to Trust                         -           1,000
Issuance of loans                                 (14,455)       (12,405)
Purchase of land, buildings and equipment            (181)          (166)
Sale of land, buildings and equipment                  99            112
                                                   ------         ------
Net cash (used) provided by investing activities   (2,889)           111
                                                   ------         ------
Cash Flows from Financing Activities
Net increase (decrease) in customers' deposits      1,018         (1,222)
Sale of annuities and investment certificates       2,810          2,766
Redemption of annuities and investment             (2,512)        (3,334)
certificates
Net increase in debt with maturities of
  3 months or less                                  1,919          3,319
Issuance of debt                                    4,510          7,068
Principal payments on debt                         (5,812)       (10,810)
Issuance of American Express common shares            126            139
Repurchase of American Express common shares         (577)          (705)
Dividends paid                                       (212)          (222)
                                                   -------        -------
Net cash provided (used) by financing activities    1,270         (3,001)

Effect of exchange rate changes on cash               (38)            10
                                                   -------        -------
Net increase in cash and cash equivalents             795          1,770

Cash and cash equivalents at beginning of period    2,677          3,200
                                                   ------         ------
Cash and cash equivalents at end of period         $3,472         $4,970
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

   Index options purchased and written by American Express Financial Advisors are carried at market value and included in Other Assets. Gains or losses on these options are recognized currently and included in Other Expenses.

   The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at June 30, 1997 and December 31, 1996, the consolidated results of its operations for the quarter and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2. Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $154 million and $122 million for the second quarter of 1997 and 1996, respectively, and $297 million and $251 million for the six months ended June 30, 1997 and 1996, respectively. Interest and Dividends is presented net of interest expense of $148 million and $134 million for the second quarter of 1997 and 1996, respectively, and $284 million and $267 million for the six months ended June 30, 1997 and 1996, respectively, related to the Company's international banking operations.

3. The following is a summary of investments:

                                              June 30,    December 31,
       (In millions)                            1997          1996
                                              ---------   -------------
   Held to Maturity, at amortized cost
       (fair value: 1997, $12,784; 1996,
       $13,439)                                 $12,468         $13,063
   Available for Sale, at fair value (cost:
       1997, $21,635; 1996, $20,366)
                                                 22,280          20,978
   Investment mortgage loans (fair value:
       1997, $3,872; 1996, $3,827)                3,777           3,712
       Trading                                      660             586
                                              ----------    ------------
                                                $39,185         $38,339
                                              ==========    ============

4. Net income taxes paid during the six months ended June 30, 1997 and 1996 were approximately $471 million and $234 million, respectively. Interest paid during the six months ended June 30, 1997 and 1996 was approximately $1.2 billion in each period.

             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Six Months Ended June 30, 1997 and 1996

The Company's consolidated net income rose 15 percent in the three and six month periods ended June 30, 1997; net income per share increased 16 percent and 17 percent for the three and six month periods ended June 30, 1997, respectively. These results continue to be in line with the Company's long-term targets of 12-15 percent annual earnings per share growth, with at least 8 percent coming from higher revenues and a return on equity of 18-20 percent on average and over time. Consolidated revenues rose 8.5 percent and 7.5 percent for the three and six months ended June 30, 1997, respectively, as a result of growth in worldwide billed business and Cardmember loans outstanding as well as higher management and distribution fees. Partially offsetting these increases were declines in card fees and investment income. Consolidated expenses were higher, primarily due to human resource and operating expenses to support business expansion and loyalty programs.

Consolidated Liquidity and Capital Resources

In October 1996, the Company's Board of Directors authorized the Company to repurchase up to 40 million common shares over the next two to three years, subject to market conditions. This authorization is in addition to two previous repurchase plans, beginning in 1994, under which the Company repurchased a total of 60 million common shares. These plans are primarily designed to allow the Company to systematically purchase shares to offset the issuance of new shares as part of employee compensation plans. Since inception of the initial plan in 1994, the Company has repurchased 69.5 million common shares and canceled 64.2 million common shares under the repurchase programs at an average price of $42.58 per share. In the first half of 1997, the Company repurchased 8.9 million common shares and canceled 15.4 million common shares under the repurchase programs at an average price of $67.33 per share.

In June 1997, the Parent Company issued $500 million of 6.75% Notes due June 23, 2004. The proceeds from these issuances were used for general corporate purposes.

Accounting Development

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective and will be adopted by the Company at December 31, 1997. No material effect on the earnings per share of the Company is expected.

Travel Related Services

Results of Operations For The Three and Six Months Ended June 30, 1997 and 1996

                               Statement of Income
                               -------------------
                                  (Unaudited)

(Amounts in millions, except percentages)

                                Three Months                 Six Months
                                   Ended                        Ended
                                  June 30,                     June 30,
                                --------------- Percentage  ---------------- Percentage
                                   1997   1996   Inc/(Dec)    1997  1996      Inc/(Dec)
                                --------------------------   --------------------------
Net Revenues:
    Discount Revenue             $1,407 $1,247     12.9 %     $2,714  $2,388     13.6 %
    Net Card Fees                   403    414     (2.6)         808     835     (3.3)
    Travel Commissions and Fees     381    362      4.9          717     687      4.4
    Interest and Dividends          143    211    (32.2)         275     401    (31.5)
    Other Revenues                  509    451     13.0        1,011     876     15.5
                                 -------------                 -------------
                                  2,843  2,685      5.9        5,525   5,187      6.5
                                 -------------                 -------------
     Lending:
         Finance Charge Revenue     458    371     23.4          889     775     14.6
         Interest Expense           154    122     26.0          297     251     18.0
                                 -------------                 -------------
           Net Finance Charge
                Revenue             304    249     22.1          592     524     12.9
                                 -------------                 -------------
         Total Net Revenues       3,147  2,934      7.3        6,117   5,711      7.1
                                 -------------                 -------------

Expenses:
    Marketing and Promotion         244    252     (3.2)         446     452     (1.3)
    Provision for Losses and Claims:
         Charge Card                239    248     (3.6)         429     458     (6.2)
         Lending                    187    126     48.3          398     314     26.7
         Other                       21     26    (18.0)          45      50    (11.0)
                                 -------------                 -------------
              Total                 447    400     11.8          872     822      6.1
                                 -------------                 -------------
    Interest Expense:
         Charge Card                174    171      2.0          343     338      1.7
         Other                       52    114    (54.4)          87     210    (58.5)
                                 -------------                 -------------
              Total                 226    285    (20.6)         430     548    (21.4)

    Net Discount Expense            165    125     31.8          317     251     26.1
    Human Resources                 783    721      8.6        1,533   1,426      7.5
    Other Operating Expenses        789    692     14.0        1,577   1,337     17.9
                                 -------------                 -------------
         Total Expenses           2,654  2,475      7.2        5,175   4,836      7.0
                                 -------------                 -------------
Pretax Income                       493    459      7.4          942     875      7.7
Income Tax Provision                138    137      1.0          272     266      2.3
                                 -------------                 -------------
Net Income                       $  355  $ 322     10.1      $   670  $  609     10.1
                                 =============                 =============

The impact on the Statement of Income related to TRS' securitized receivables and loans was as follows:

Decrease Net Card Fees          $    (1)     -                $   (1)      -
Increase Other Revenues              43  $  42                    95  $   73
Decrease Lending Finance
 Charge Revenue                     (47)   (32)                  (95)    (32)
Decrease Lending Interest Expense    17      8                    34       8
Decrease Provision for Losses
 and Claims:
   Charge Card                       74     54                   136     108
   Lending                           16     12                    27      12
Decrease Interest Expense:
   Charge Card                       63     41                   121      82
Increase Net Discount Expense      (165)  (125)                 (317)   (251)
                                  ---------------             --------------
   Pretax Income                  $   0  $   0                $    0  $    0
                                  ===============             ==============

Travel Related Services

                        Selected Statistical Information
                        --------------------------------
                                 (Unaudited)

(Amounts in billions, except percentages and where indicated)

                               Three Months Ended            Six Months Ended
                                  June 30,                      June 30,
                               ---------------- Percentage  ---------------- Percentage
                                   1997    1996  Inc/(Dec)    1997     1996  Inc/(Dec)
                               --------------------------   --------------------------
Total Cards in Force (millions):
  United States                    29.7    27.5     7.8  %    29.7     27.5    7.8  %
  Outside the United States        12.6    11.8     6.8       12.6     11.8    6.8
                                 --------------             ---------------
       Total                       42.3    39.3     7.5       42.3     39.3    7.5
                                 ==============             ===============
Basic Cards in Force (millions):
  United States                    23.2    20.9    10.6       23.2     20.9   10.6
  Outside the United States         9.7     9.3     5.1        9.7      9.3    5.1
                                 --------------             ---------------
       Total                       32.9    30.2     8.9       32.9     30.2    8.9
                                 ==============             ===============
Card Billed Business:
  United States                   $37.2   $32.6    14.1      $71.8    $62.2   15.2
  Outside the United States        14.7    13.2    11.7       28.0     25.1   12.0
                                 --------------             ---------------
       Total                      $51.9   $45.8    13.4      $99.8    $87.3   14.3
                                 ==============             ===============

Average Discount Rate*            2.74%    2.74%    -         2.74%    2.76%   -
Average Basic Cardmember
  Spending (dollars)*           $1,602   $1,545     3.7     $3,103   $2,967    4.6
Average Fee per Card (dollars)*    $39      $43    (9.3)       $39      $44  (11.4)
Travel Sales                      $4.5     $4.0    10.5       $8.4     $7.6    9.8
  Travel Commissions and
    Fees/Sales**                   8.5%     9.1%    -          8.5%     9.0%   -
Travelers Cheque Sales            $6.6     $6.7    (0.8)     $11.7    $12.0   (2.0)
Average Travelers Cheques
 Outstanding                      $6.0     $6.1    (2.2)      $5.9     $5.9   (0.8)
Owned and Managed Charge Card
 Receivables:
  Total Receivables              $22.2    $20.6     7.9      $22.2    $20.6    7.9
  90 Days Past Due as a %
   of Total                        3.3%     3.7%    -          3.3%     3.7%   -
  Loss Reserves (millions)        $976   $1,054    (7.4)      $976   $1,054   (7.4)
       % of Receivables            4.4%     5.1%    -          4.4%     5.1%   -
       % of 90 Days Past Due       134%     138%    -          134%     138%   -
  Net Loss Ratio                  0.50%    0.51%    -         0.50%    0.51%   -
Owned and Managed U.S. Cardmember
  Lending:
  Total Loans                    $13.2    $10.5    25.3      $13.2    $10.5   25.3
  Past Due Loans as a % of Total:
       30-89 Days                  2.5%     2.3%    -          2.5%     2.3%   -
       90+ Days                    1.1%     0.9%    -          1.1%     0.9%   -
  Loss Reserves (millions):
       Beginning Balance          $533     $483    10.2       $488     $443   10.0
            Provision              198      119    66.1        399      289   38.1
            Net Charge-Offs/Other (197)    (134)   46.6       (353)    (264)  33.6
                                 --------------              ---------------
       Ending Balance             $534     $468    14.1       $534     $468   14.1
                                 ==============              ===============

       % of Loans                  4.1%     4.5%    -          4.1%     4.5%   -
       % of Past Due               113%     135%    -          113%     135%   -
  Average Loans                  $13.2    $10.5    25.7      $13.0    $10.3   25.8
  Net Write-Off Rate               6.0%     5.2%    -          5.5%     5.2%   -
  Net Interest Yield               8.7%     8.9%    -          8.7%     9.2%   -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
 **   Computed from information provided herein.

Travel Related Services

Travel Related Services' (TRS) net income rose 10 percent for the three and six month periods ended June 30, 1997. Net revenues increased
7 percent in both periods, primarily due to higher worldwide billed business and Cardmember loans outstanding. The growth in revenues also includes a benefit from increased recognition of recoveries on abandoned property related to the Travelers Cheque business, which was largely offset by higher investment spending on business building initiatives. Excluding the effect of securitizing a portion of the card portfolios and a reduction in investments related to the consolidation of certain legal entities within the consumer lending business, revenues rose 9 percent in the three and six months ended June 30, 1997.

The improvement in discount revenue resulted from higher billed business, which reflects a greater number of cards outstanding and spending per Cardmember, and stable average discount rates. The average discount rate for the second quarter remained flat from the prior year and declined by two basis points for the six month period ended June 30, 1997 compared with the same period in the prior year. Changes in the mix of billed business, the continued shift to electronic data capture, volume related pricing discounts, and selective repricing initiatives will probably result in some discount rate erosion over time.<F1> Cardmember spending increased in part due to the benefits of rewards programs and expanded merchant coverage. The growth in cards is largely attributable to the introduction of new consumer and small business credit card products, consistent with the Company's strategy of building its lending portfolio through the issuance of low- and no-fee credit cards. This strategy and a decline in consumer charge cards outstanding led to a 3 percent decrease in net card fees in both periods. Interest and dividends fell primarily as a result of a reduction in investments related to the consolidation of certain legal entities within the consumer lending business; this amalgamation resulted in a decrease in both interest and dividends and other interest expense by approximately $38 million and $74 million in the three and six months ended June 30, 1997, respectively. Lending net finance charge revenue, excluding the second quarter 1996 loan securitization, rose by 23 percent and 19 percent for the three and six months ended June 30, 1997, respectively. This increase was primarily due to a 26 percent growth in worldwide lending balances. The expansion in balances was partially offset by lower net interest yields on the U.S. portfolio, due to changes in the product mix and a slightly higher proportion of the portfolio being subject to introductory rates.

The charge card provision for losses declined primarily in the small business card and Latin American portfolios. The lending provision for losses rose, reflecting both higher outstanding loans and loss rates. Human resource expense increased due to more employees, merit increases and growth in contract programmer costs for technology related projects. Other operating expenses rose due to the cost of Cardmember loyalty programs and business growth.

_______________________
<F1> This is a forward looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward looking statement include, among other things, unanticipated changes in TRS' mix of business and competitive pressures.

Travel Related Services

Liquidity and Capital Resources

                          Selected Balance Sheet Information
                          ----------------------------------
                                   (Unaudited)
(Amounts in billions, except percentages)

                          June 30, December 31, Percentage  June 30, Percentage
                            1997     1996        Inc/(Dec)   1996     Inc/(Dec)
                          -------- ------------ ----------- -------- ----------
Accounts Receivable, net    $18.9    $19.5        (3.1)%     $18.3      3.2 %
Investments                  $6.7     $6.5         3.8        $9.0    (25.8)
U.S. Cardmember Lending
 Balances                   $12.2    $11.7         3.6        $9.5     28.0
Total Assets                $44.7    $43.1         3.9       $44.3      0.9
Travelers Cheques
 Outstanding                 $6.5     $5.8        10.6        $6.6     (2.2)
Short-term debt             $18.4    $18.4         0.1       $16.7     10.6
Long-term debt               $5.6     $5.0        10.7        $5.2      6.8
Total Liabilities           $39.7    $38.4         3.5       $39.4      0.8
Total Shareholder's Equity   $5.0     $4.7         7.0        $4.9      1.6
Return on Average Equity*    27.0%    25.6%        -          24.8%     -
Return on Average Assets*     3.0%     2.8%        -           2.6%     -

* Excluding the effect of SFAS #115 and the fourth quarter 1996 restructuring charge of $125 million after-tax.


Growth in the U.S. Small Business and Consumer Lending portfolios led to an increase in Cardmember loans since year end. During 1997 management responsibility for approximately $300 million of consumer loans sold through American Express Financial Advisors (AEFA) was transferred to that unit; therefore, the balances are no longer reported within TRS.

The decline in investments resulted from a change in investment strategy related to the consolidation of certain legal entities within the U.S. Consumer Lending business and was offset by a corresponding decrease in other liabilities.

In May 1997, American Express Credit Corporation (Credco), a wholly owned subsidiary of TRS, issued and sold, exclusively outside the United States to non-U.S. persons, $400 million Floating Rate Notes due 2002 which are listed on the Luxembourg Stock Exchange. Subsequent to June 30, 1997, Credco issued and sold an additional $400 million of 6.5% Fixed Rate Notes due 2002 under the same Euro Medium Term Notes program.

In July 1997, $500 million Class A Floating Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.

American Express Financial Advisors

Results of Operations For The Three and Six Months Ended June 30, 1997 and
1996

                                  Statement of Income
                                  -------------------
                                      (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                Three Months Ended       Six Months Ended
                                  June 30,                 June 30,
                                ----------- Percentage   ----------- Percentage
                                 1997   1996 Inc/(Dec)   1997   1996  Inc/(Dec)
                                -----------------------------------------------
Revenues:
 Investment Income               $586   $562    4.4 %   $1,156  $1,131     2.2 %
 Management and Distribution
  Fees                            360    296   21.5        691     576    20.1
 Other Revenues                   197    159   23.6        380     313    21.1
                                 ------------           ----------------
      Total Revenues            1,143  1,017   12.4      2,227   2,020    10.2
                                 ------------           ----------------
Expenses:
 Provision for Losses and Benefits:
      Annuities                   304    298    2.3        610     595     2.5
      Insurance                   113    102   11.3        217     210     3.4
      Investment Certificates      58     48   19.6         99     101    (2.2)
                                 ------------           ----------------
           Total                  475    448    6.2        926     906     2.2
 Human Resources                  294    252   16.7        594     498    19.1
 Other Operating Expenses         109     86   26.0        205     188     9.8
                                 ------------           ----------------
      Total Expenses              878    786   11.8      1,725   1,592     8.4
                                 ------------           ----------------

Pretax Income                     265    231   14.5        502     428    17.2
Income Tax Provision               82     78    4.3        162     145    11.2
                                 ------------           ----------------
Net Income                       $183   $153   19.7       $340    $283    20.3
                                 ============           ================

                                Selected Statistical Information
                                --------------------------------

Revenues, Net of Provisions      $668   $570   17.2  %  $1,301  $1,113    16.8 %
Life Insurance in
 Force (billions)               $71.0  $63.0   12.6      $71.0   $65.0    12.6
Deferred Annuities in
 force (billions)               $38.6  $34.2   12.8      $38.6   $34.2    12.8
Assets Owned and/or
 Managed (billions):
 Assets managed for
  institutions                  $39.3  $34.8   12.9      $39.3   $34.8    12.9
 Assets owned and managed for
  individuals:
      Owned Assets:
           Separate Account
            Assets               21.1   16.7   26.1       21.1    16.7    26.1
           Other Owned Assets    35.2   33.0    6.8       35.2    33.0     6.8
                               -------------            --------------
                Total Owned
                 Assets          56.3   49.7   13.3       56.3    49.7    13.3
      Managed Assets             66.7   54.0   23.6       66.7    54.0    23.6
                               -------------            --------------
           Total               $162.3 $138.5   17.2     $162.3  $138.5    17.2
                               =============            ==============

Market Appreciation (Depreciation)
  During the Period:
    Owned Assets:
      Separate Account Assets  $2,260    $390    -       $1,716    $848     -
      Other Owned Assets         $265   $(131)   -          $21   $(414)    -
   Total Managed Assets        $9,233  $2,254    -       $7,609  $3,419     -

Sales of Selected Products:
 Mutual Funds                  $4,091  $3,762    8.8     $8,120  $7,332    10.8
 Annuities                       $947  $1,125  (15.8)    $1,817  $2,280   (20.3)
 Investment Certificates         $285    $186   53.4       $475    $372    47.0
 Life and Other Insurance Sales  $100    $113  (11.9)      $203    $209    (2.8)

Number of Financial Advisors    8,476   7,997    6.0      8,476   7,997     6.0
Fees From Financial
 Plans (thousands)            $15,227 $11,584   31.4    $28,563 $23,207    23.1
Product Sales Generated from
  Financial Plans as a
    Percentage of
    Total Sales                  66.3%   62.9%    -        65.4%   63.0%     -

                                       11

American Express Financial Advisors

American Express Financial Advisors' (AEFA) revenue and earnings growth for the three and six month periods ended June 30,1997 was due to increased management fees from higher managed asset levels, including separate account assets, and greater distribution fees driven by mutual fund sales levels. The growth in managed assets was caused by market appreciation and net sales since the prior year periods. The results for the first half of 1997 are consistent with a shift in the mix of product sales from fixed-return to fee generating variable return products. The increase in investment income reflects higher asset levels, partly offset by lower investment yields compared with the prior year periods. Other revenues rose primarily as a result of higher life insurance premiums, and financial planning and tax preparation fees.

The provision for annuity benefits increased reflecting higher business in force, partially offset by a lower accrual rate. The provision for insurance benefits increased with higher policies in force and unfavorable claims experience in life insurance. The provision for investment certificates rose during the second quarter compared with last year reflecting the impact of a rising stock market on certificate products tied to a market index. However, for the six month period ended June 30, 1997 the provision for certificates fell slightly compared with the year ago period, due to lower certificates in force and accrual rates. Human resources expenses were higher as a result of volume-driven growth in advisors' compensation and rising home office expenses. The higher home office costs resulted from growth in the technology and client service organizations, and recent acquisitions. The increase in other operating expenses primarily reflects the cost of hedging activities designed to reduce the effect of stock market volatility on management fees. The lower effective tax rate in 1997 is due to tax credits from low income housing investments. These tax benefits are expected to continue in future periods.

American Express Financial Advisors

Liquidity and Capital Resources

                           American Express Financial Advisors
                           -----------------------------------
                             Selected Statistical Information
                             --------------------------------
                                      (Unaudited)
(Amounts in billions, except percentages)

                           June 30, December 31, Percentage June 30, Percentage
                            1997      1996       Inc/(Dec)  1996    Inc/(Dec)
                          -------   ----------   ----------  ------- ---------
Investments                 $29.3     $28.6       2.5%       $27.9     5.2%
Separate Account Assets     $21.1     $18.5      13.6        $16.7    26.1
Total Assets                $56.3     $52.7       6.9        $49.7    13.3
Client Contract Reserves    $29.4     $28.9       1.5        $28.3     3.9
Total Liabilities           $53.0     $49.5       7.0        $46.8    13.1
Total Shareholder's Equity   $3.4      $3.2       5.4         $2.9    15.4
Return on Average Equity*    21.2%     20.4%       -          19.9%    -

* Excluding the effect of SFAS #115.

AEFA's total assets rose from year end as a result of net sales, market appreciation and the transfer of approximately $300 million of consumer loans to AEFA from TRS.

American Express Bank

Results of Operations For The Three and Six Months Ended June 30, 1997 and
1996

                                 Statement of Income
                                 ------------------
                                    (Unaudited)
(Amounts in millions, except percentages)

                                Three Months Ended         Six Months Ended
                                  June 30,                   June 30,
                                -------------- Percentage  ---------- Percentage
                                  1997    1996  Inc/(Dec)  1997  1996 Inc/(Dec)
                                -------------------------  --------------------
Net Revenues:
     Interest Income               $226   $204    10.6 %   $444   $413    7.5 %
     Interest Expense               148    134    10.0      284    267    6.1
                                   -----------             ------------
          Net Interest Income        78     70    11.5      160    146   10.0
     Commissions, Fees and
      Other Revenues                 54     49    10.5      107     99    7.3
     Foreign Exchange Income         21     20     2.7       40     40    0.2
                                   -----------             ------------
          Total Net Revenues        153    139     9.9      307    285    7.7
                                   -----------             ------------
Provision for Credit Losses           1      4   (80.7)       3      8  (64.3)
                                   -----------             ------------
Expenses:
     Human Resources                 58     54     9.6      117    110    6.3
     Other Operating Expenses        61     59     2.3      122    116    5.5
                                   -----------             ------------
          Total Expenses            119    113     5.8      239    226    5.9
                                   -----------             ------------
Pretax Income                        33     22    50.4       65     51   27.6
Income Tax Provision                 12      8    59.3       24     18   33.5
                                   -----------             ------------
Net Income                          $21    $14    45.6      $41    $33   24.3
                                   ===========             ============


The improvement in American Express Bank's (the Bank) earnings for the three and six month periods ended June 30, 1997 primarily reflects higher revenues due to an increase in net interest income on loans and investments, a rise in correspondent, commercial and consumer fees and improved global trading results. This increase was partially offset by growth in operating expenses, primarily in systems technology.

American Express Bank

Liquidity and Capital Resources

                           Selected Statistical Information
                           --------------------------------
                                   (Unaudited)
(Amounts in billions, except percentages and where indicated)

                          June 30, December 31, Percentage  June 30,  Percentage
                             1997     1996      Inc/(Dec)    1996     Inc/(Dec)
                          -------  -----------  ----------  -------- ----------
Investments                   $2.9      $2.8      0.6 %         $2.1     35.3 %
Total Loans                   $6.4      $5.9      9.2           $5.5     17.2
  Reserve for Credit
   Losses (millions)          $130      $117     11.4           $113     14.8
  Reserves as a Percentage
   of Total Loans              2.0%      2.0%     -              2.1%     -
  Total Nonperforming
   Loans (millions)            $80       $35      #              $38      #
  Other Real Estate
   Owned (millions)             $4       $36    (89.2)           $48    (91.9)
Total Assets                 $13.1     $12.3      6.5          $11.5     14.4
Deposits                      $9.0      $8.7      4.2           $7.8     15.0
Total Liabilities            $12.3     $11.6      6.8          $10.7     14.8
Total Shareholder's
 Equity (millions)            $814      $799      1.9           $755      7.8
Risk-Based Capital Ratios:
     Tier 1                    8.4%      8.8%      -             9.1%     -
     Total                    11.3%     12.5%      -            12.9%     -
Leverage Ratio                 5.5%      5.6%      -             5.8%     -
Return on Average Assets*     0.65%     0.55%      -            0.49%     -
Return on Average
 Common Equity*              11.05%     8.89%      -            7.83%     -

* Excluding the effect of SFAS #115.
# Denotes variance of more than 100%

The Bank's total assets rose from year end primarily due to commercial, correspondent and consumer loans. Non-performing loans increased from unsustainably low levels due to changes in classifications; other real estate owned decreased primarily from a property sale. The loan loss reserve benefited from an $18 million loan recovery on Peruvian LDC debt during the first quarter of 1997.

Corporate and Other

Corporate and Other reported net expenses of $39 million and $77 million for the three and six month periods ended June 30, 1997, which was slightly above the same periods a year ago. The first quarter of 1996 included a $46 million pretax benefit from a revenue payout by Travelers Inc. related to the sale of the Shearson Lehman Brothers Division in 1993 which was also fully offset by costs associated with the Company's business initiatives. 1996 was the last year the Company was eligible to receive this revenue payout.

             INDEPENDENT ACCOUNTANTS REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1997 and the related consolidated statements of income for the three and six-month periods ended June 30, 1997 and 1996, and consolidated statement of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 13, 1997

                  PART II. OTHER INFORMATION

                   AMERICAN EXPRESS COMPANY


Item 4.   Submission of Matters to a Vote of Securities Holders

     For information relating to the matters voted upon at the registrant's annual meeting for shareholders held on April 28, 1997, see Item 4 on page 18 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997, which is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page E-1 hereof.

          (b)  Reports on Form 8-K:

               Form 8-K, dated July 29, 1997, Item 5, relating to the registrant's earnings for the quarter ended June 30, 1997.

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 AMERICAN EXPRESS COMPANY
                                 ------------------------
                                        (Registrant)



Date:  August 14, 1997          By /s/ Richard Karl Goeltz
----------------------          --------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer


Date:  August 14, 1997          By /s/ Daniel T. Henry
----------------------          ----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Controller
                                   (Chief Accounting Officer)

                         EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description

     3.1 Registrant's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the registrant's Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

     10.1 American Express Directors Stock Plan.

     10.2 American Express Company Deferred Compensation Plan for
          Directors, as amended effective July 28, 1997.

     12   Computation in Support of Ratio of Earnings to Fixed Charges.

     15   Letter re Unaudited Interim Financial Information.

     27   Financial Data Schedule.