Form 10-Q
period 1997-09-30
AMERICAN EXPRESS CO
filed 1997-11-14
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[      X    ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1997

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from________________ to _________________________


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


          New York                                13-4922250
 -------------------------------            ------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
-----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   --------------------
                                 None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                     -----      -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 1997
--------------------------------------   -------------------------------
Common Shares (par value $.60 per share)        464,779,442 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX
                                                                Page No.
                                                                --------

 Part I.       Financial Information:

               Consolidated Statement of Income - Three and        1-2
               nine months ended September 30, 1997 and 1996

               Consolidated Balance Sheet - September 30,            3
               1997 and December 31, 1996

               Consolidated Statement of Cash Flows - Nine           4
               months ended September 30, 1997 and 1996

               Notes to Consolidated Financial Statements            5

               Management's Discussion and Analysis of            6-16
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             17

 Part II.      Other Information                                    18

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)
                                               Three Months Ended
                                                 September 30,
                                              ----------------------
                                                1997       1996
Net Revenues:                                 --------     ---------
 Discount revenue                            $ 1,422      $ 1,256
 Interest and dividends, net                     809          796
 Net card fees                                   399          418
 Travel commissions and fees                     370          354
 Other commissions and fees                      381          320
 Cardmember lending net finance charge
   revenue                                       318          255
 Management and distribution fees                391          302
 Life and other insurance premiums               106           99
 Other                                           304          294
                                              --------     ---------
   Total                                       4,500        4,094
                                              --------     ---------
Expenses:
 Human resources                               1,190        1,103
 Provisions for losses and benefits:
   Annuities and investment certificates         355          348
   Life insurance and other                      143          134
   Charge card                                   228          172
   Cardmember lending                            179          107
 Interest:
   Charge card                                   186          175
   Other                                          55           94
 Occupancy and equipment                         289          281
 Marketing and promotion                         308          293
 Professional services                           264          250
 Communications                                  112          119
 Other                                           473          397
                                              --------     ---------
   Total                                       3,782        3,473
                                              --------     ---------
Pretax income                                    718          621
Income tax provision                             194          163
                                              --------     ---------
Net income                                   $   524      $   458
                                              ========     =========
Net income per common share                  $  1.10      $  0.95
                                              ========     =========

Average common and common equivalent
 shares outstanding                            477.2        481.9
                                              ========     =========

Cash dividends declared per
 common share                                $ 0.225      $ 0.225
                                              ========     =========

              See notes to Consolidated Financial Statements.

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENT OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)
                                                Nine Months Ended
                                                  September 30,
                                              ----------------------
                                                1997       1996
Net Revenues:                                 --------     ---------
 Discount revenue                            $ 4,136      $ 3,644
 Interest and dividends, net                   2,381        2,478
 Net card fees                                 1,206        1,253
 Travel commissions and fees                   1,087        1,041
 Other commissions and fees                    1,081          935
 Cardmember lending net finance charge
   revenue                                       910          779
 Management and distribution fees              1,082          878
 Life and other insurance premiums               314          295
 Other                                           889          777
                                              --------     ---------
   Total                                      13,086       12,080
                                              --------     ---------
Expenses:
 Human resources                               3,472        3,177
 Provisions for losses and benefits:
   Annuities and investment certificates       1,064        1,045
   Life insurance and other                      413          403
   Charge card                                   658          630
   Cardmember lending                            577          421
 Interest:
   Charge card                                   530          513
   Other                                         144          356
 Occupancy and equipment                         847          830
 Marketing and promotion                         780          762
 Professional services                           730          672
 Communications                                  336          329
 Other                                         1,475        1,121
                                              --------     ---------
   Total                                       11,026      10,259
                                              --------     ---------
Pretax income                                   2,060       1,821
Income tax provision                              562         514
                                              --------     ---------
Net income                                    $ 1,498     $ 1,307
                                              ========     =========

Net income per common share                   $  3.12     $  2.68
                                              ========     =========

Average common and common equivalent
 shares outstanding                             479.6       486.6
                                              ========     =========

Cash dividends declared per
 common share                                 $ 0.675     $ 0.675
                                              ========     =========

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEET
                                  (millions)
                                  (Unaudited)

                                                  September 30,   December 31,
Assets                                                1997           1996
------                                            ------------    ------------
Cash and cash equivalents                            $  4,614      $  2,677
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1997, $674; 1996, $658                              18,316        17,938
  Other receivables, less reserves:
   1997, $71; 1996, $64                                 2,187         2,553
Investments                                            39,182        38,339
Loans:
  Cardmember lending, less reserves:
   1997, $547; 1996, $482                              12,016        12,194
  International banking, less reserves:
   1997, $127; 1996, $117                               6,403         5,760
  Other, net                                              875           564
Separate account assets                                23,223        18,535
Deferred acquisition costs                              2,828         2,660
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1997, $1,877;
  1996, $1,852                                          1,584         1,675
Other assets                                            6,414         5,617
                                                     --------      --------
  Total assets                                       $117,642      $108,512
                                                     ========      ========
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                  $  9,724      $  9,555
Travelers Cheques outstanding                           6,134         5,838
Accounts payable                                        5,089         4,601
Insurance and annuity reserves:
  Fixed annuities                                      22,215        21,838
  Life and disability policies                          3,995         3,836
Investment certificate reserves                         3,714         3,265
Short-term debt                                        18,511        18,402
Long-term debt                                          8,080         6,552
Separate account liabilities                           23,223        18,535
Other liabilities                                       7,839         7,562
                                                     --------       -------
  Total liabilities                                   108,524        99,984

Shareholders' equity:
  Common shares, $.60 par value, authorized
   1.2 billion shares; issued and outstanding
   465.8 million shares in 1997 and 472.9
    million shares in 1996                                280           284
  Capital surplus                                       4,285         4,191
  Net unrealized securities gains                         544           386
  Foreign currency translation adjustment                (97)          (89)
  Retained earnings                                     4,106         3,756
                                                     --------      --------
   Total shareholders' equity                           9,118         8,528
                                                     --------      --------
  Total liabilities and shareholders' equity         $117,642      $108,512
                                                     ========      ========

                 See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                        Nine Months Ended
                                                           September 30,
                                                       -------------------
                                                     1997           1996
                                                     ----           ----
Cash Flows from Operating Activities
Net income                                         $1,498         $1,307
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                1,706          1,490
  Depreciation, amortization, deferred taxes
    and other                                         200            202
  Changes in operating assets and liabilities, net
    of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest        252            477
      Other assets                                   (216)           688
      Accounts payable and other liabilities          334         (1,066)
Increase in Travelers Cheques outstanding             305            643
Increase in insurance reserves                         98            154
                                                    -----          -----
Net cash provided by operating activities           4,177          3,895
                                                    -----          -----
Cash Flows from Investing Activities
Sale of investments                                 1,564          3,921
Maturity and redemption of investments              3,479          4,797
Purchase of investments                            (5,740)        (8,015)
Net increase in Cardmember receivables             (1,252)          (941)
Proceeds from repayment of loans                   18,594         16,703
Cardmember loans/receivables sold to Trust, net       516          2,242
Issuance of loans                                 (21,049)       (18,811)
Purchase of land, buildings and equipment            (249)          (299)
Sale of land, buildings and equipment                 136            223
Dispositions, net of cash sold                          9              -
                                                    -----          -----
Net cash used by investing activities              (3,992)          (180)
                                                    -----          -----
Cash Flows from Financing Activities
Net increase (decrease) in customers' deposits        633           (215)
Sale of annuities and investment certificates       4,518          4,053
Redemption of annuities and investment
  certificates                                     (3,859)        (4,403)
Net (decrease) increase in debt with maturities
  of 3 months or less                              (1,027)         5,233
Issuance of debt                                    9,421          8,797
Principal payments on debt                         (6,719)       (14,381)
Issuance of American Express common shares            149            116
Repurchase of American Express common shares         (924)          (886)
Dividends paid                                       (318)          (330)
                                                    -----          -----
Net cash provided (used) by financing activities    1,874         (2,016)

Effect of exchange rate changes on cash              (122)           (15)
                                                    -----          -----
Net increase in cash and cash equivalents           1,937          1,684

Cash and cash equivalents at beginning of period    2,677          3,200
                                                    -----          -----
Cash and cash equivalents at end of period         $4,614         $4,884
                                                    =====          =====

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1.The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1996. Certain prior year's amounts have been reclassified to conform to the current year's presentation. Significant accounting policies disclosed therein have not changed.

  Index options purchased and written by American Express Financial Advisors are carried at market value and included in Other Assets. Gains or losses on these options are recognized currently and included in Other Expenses.

  The consolidated financial statements are unaudited; however, in the opinion of management, they include all normal recurring adjustments necessary for a fair presentation of the consolidated financial position of the Company at September 30, 1997 and December 31, 1996, the consolidated results of its operations for the quarter and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

2.Cardmember  Lending  Net  Finance Charge  Revenue  is  presented  net  of interest expense of $154 million and $122 million for the third quarter of 1997 and 1996, respectively, and $451 million and $373 million for the nine months ended September 30, 1997 and 1996, respectively.
  Interest and Dividends is presented net of interest expense of $148 million and $128 million for the third quarter of 1997 and 1996, respectively, and $431 million and $396 million for the nine months ended September 30, 1997 and 1996, respectively, related to the Company's international banking operations.

3.The following is a summary of investments:

                                         September 30,    December 31,
  (In millions)                              1997             1996
                                         --------------   -------------
Held  to  Maturity,  at  amortized  cost
  (fair   value:  1997,  $12,529;  1996,
  $13,439)                                     $12,055          $13,063
Available for Sale, at fair value (cost:
  1997, $22,061; 1996, $20,366)                 22,919           20,978
Investment  mortgage loans (fair  value:
  1997, $3,974; 1996, $3,827)                    3,823            3,712
Trading                                            385              586
                                         --------------   --------------
                                               $39,182          $38,339
                                         ==============   ==============

4.Net  income  taxes paid during the nine months ended September  30,  1997 and 1996 were approximately $627 million and $455 million, respectively. Interest paid during the nine months ended September 30, 1997 and 1996 was approximately $1.8 billion in each period.

              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                    CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Nine Months Ended September 30, 1997 and 1996

The Company's consolidated net income rose 14 percent and 15 percent in the
three  and nine month periods ended September 30, 1997, respectively.   Net
income per share increased 16 percent for the three and nine month periods ended September 30, 1997. These results met or exceeded the Company's long-term targets of: 12-15 percent earnings per share growth, with at least 8 percent coming from higher revenues; and a return on equity of 18-20 percent. Consolidated revenues rose 10 percent and 8 percent for the three and nine months ended September 30, 1997, respectively, as a result of growth in worldwide billed business and Cardmember loans outstanding, wider interest margins in the lending portfolio as well as higher management and distribution fees. Partially offsetting these increases was a decline in card fees. Consolidated expenses were higher, primarily due to provisions for losses as well as human resource and operating expenses to support business expansion and loyalty programs.

Consolidated Liquidity and Capital Resources

In the first nine months of 1997, the Company repurchased 12.8 million common shares at an average price of $71.70 per share and canceled 19.6 million common shares under the repurchase programs.

Accounting Development

In February 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" which is effective and will be adopted by the Company at December 31, 1997. No material effect on the earnings per share of the Company is expected.

Travel Related Services

Results  of  Operations For The Three and Nine Months Ended  September  30,
1997 and 1996

                               Statement of Income
                               -------------------
                                  (Unaudited)

(Amounts in millions, except percentages)

                             Three Months Ended         Nine Months Ended
                             September 30,              September 30,
                             ------------- Percentage   ------------- Percentage
                              1997    1996  Inc/(Dec)    1997    1996  Inc/(Dec)
                             -------------------------   ----------------------
Net Revenues:
  Discount Revenue          $1,422  $1,256    13.3%      $4,136  $3,644    13.5%
  Net Card Fees                399     418    (4.7)       1,206   1,253    (3.8)
  Travel Commissions and Fees  370     354     4.1        1,087   1,041     4.3
  Interest and Dividends       150     167   (10.1)         425     568   (25.2)
  Other Revenues               540     508     6.6        1,552   1,384    12.3
  Lending:
    Finance Charge Revenue     472     377    25.3        1,361   1,152    18.1
    Interest Expense           154     122    26.5          451     373    20.8
                             ---------------              ---------------
      Net Finance Charge
      Revenue                  318     255    24.7          910     779    16.8
                             ---------------              ---------------
    Total Net Revenues       3,199   2,958     8.1        9,316   8,669     7.5
                             ---------------              ---------------

Expenses:
  Marketing and Promotion      301     278     8.1          746     730     2.3
  Provision for Losses
    and Claims:
    Charge Card                228     172    32.4          658     630     4.4
    Lending                    179     107    66.9          577     421    37.0
    Other                       22      28   (22.9)          66      79   (15.2)
                             ---------------              ---------------
      Total                    429     307    39.6        1,301   1,130    15.2
                             ---------------              ---------------
  Interest Expense:
    Charge Card                186     175     6.5          530     513     3.3
    Other                       50      72   (31.2)         137     282   (51.5)
                             ---------------              ---------------
      Total                    236     247    (4.5)         667     795   (16.2)
  Net Discount Expense         142     128    10.4          458     379    20.8
  Human Resources              796     764     4.1        2,328   2,190     6.3
  Other Operating Expenses     801     793     1.3        2,379   2,129    11.7
                             ---------------              ---------------
    Total Expenses           2,705   2,517     7.5        7,879   7,353     7.2
                             ---------------              ---------------
Pretax Income                  494     441    12.0        1,437   1,316     9.2
Income Tax Provision           138     118    17.2          411     384     6.9
                             ---------------              ---------------
Net Income                  $  356  $  323    10.2       $1,026  $  932    10.1
                             ===============              ===============

The following table, which is presented for analytical purposes only, presents the impact on the above Statement of Income related to TRS' securitized receivables and loans. The table includes a pretax gain of $37 million in the third quarter of 1997 ($24 million after-tax) related to the securitization of U.S. Cardmember loans. Such gain was recognized in accordance with Statement of Financial Accounting Standards No. 125 which prescribes the accounting for securitized receivables and loans. This gain was invested in additional Marketing and Promotion expenses which have also been included in the table below, and had no material impact on net income or total expenses in 1997.

(Decrease)Increase Net Card Fees $ (4)   $ 4               $  (5)  $  4
Increase Interest & Dividends       5      -                   5      -
Increase Other Revenues            55     45                 149    120
Decrease Lending Finance
 Charge Revenue                   (76)   (43)               (171)   (76)
Decrease Lending Interest Expense  23     17                  57     25
Increase Marketing & Promotion    (37)     -                 (37)     -
Decrease Provision for Losses
 and Claims:
   Charge Card                     56     51                 193    160
   Lending                         64     11                  91     22
Decrease Interest Expense:
   Charge Card                     56     43                 176    124
Increase Net Discount Expense    (142)  (128)               (458)  (379)
                             ---------------              ---------------
   Pretax Income                 $  0   $  0               $   0   $  0
                             ===============              ===============

Travel Related Services

                        Selected Statistical Information
                        --------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                             Three Months Ended             Nine Months Ended
                             September 30,                  September 30,
                             ------------------ Percentage  ------------- Percentage
                                   1997    1996 Inc/(Dec)    1997    1996   Inc/(Dec)
                             ---------------------------    ------------------------
Total Cards in Force (millions):
     United States                 29.6    28.4    4.2%      29.6    28.4    4.2%
     Outside the United States     12.8    11.9    7.3       12.8    11.9    7.3
                                   -------------            -------------
          Total                    42.4    40.3    5.1       42.4    40.3    5.1
                                   =============            =============
Basic Cards in Force (millions):
     United States                 23.2    21.7    6.5       23.2    21.7    6.5
     Outside the United States      9.8     9.4    5.0        9.8     9.4    5.0
                                  -------------            -------------
          Total                    33.0    31.1    6.1       33.0    31.1    6.1
                                   =============            =============
Card Billed Business:
     United States               $ 38.0  $ 32.7   16.4    $ 109.8 $  94.8   15.8
     Outside the United States     14.7    13.2   10.9       42.7    38.4   11.2
                                   -------------            -------------
          Total                  $ 52.7  $ 45.9   14.8    $ 152.5 $ 133.2   14.5
                                   =============            =============
Average Discount Rate*             2.72%   2.75%    -        2.74%   2.76%    -
Average Basic Cardmember
     Spending (dollars)*         $1,616  $1,512    6.9    $ 4,734 $ 4,458    6.2
Average Fee per Card
 (dollars)*                      $   38  $   43  (11.6)   $    39 $    43   (9.3)
Travel Sales                     $  4.2  $  3.8    9.6    $  12.6 $  11.5    9.7
     Travel Commissions
      and Fees/Sales**              8.8%    9.3%    -         8.6%    9.1%    -
Travelers Cheque:
     Sales                       $  8.1  $  8.6   (5.8)   $  19.8 $  20.5   (3.6)
     Average Outstanding         $  6.4  $  6.6   (3.0)   $   6.0 $   6.1   (1.6)
     Tax Equivalent Yield           9.0%    9.0%    -         9.2%    9.4%    -
Owned and Managed Charge Card
    Receivables:
     Total Receivables           $ 22.5  $ 20.7    8.9    $  22.5 $  20.7    8.9
     90 Days Past Due as
      a % of Total                  3.2%    3.6%    -         3.2%    3.6%    -
     Loss Reserves (millions)    $  970  $  996   (2.6)   $   970 $   996   (2.6)
          % of Receivables          4.3%    4.8%    -         4.3%    4.8%    -
          % of 90 Days Past Due     133%    134%    -         133%    134%    -
     Net Loss Ratio                0.52%   0.54%    -        0.51%   0.52%    -
Owned and Managed U.S. Cardmember
     Lending:
     Total Loans                 $ 13.5  $ 11.2   20.3    $  13.5 $  11.2   20.3
     Past Due Loans as a %
      of Total:
          30-89 Days                2.5%    2.3%    -         2.5%    2.3%    -
          90+ Days                  1.1%    0.9%    -         1.1%    0.9%    -
     Loss Reserves (millions):
          Beginning Balance      $  534  $  468   14.1    $   488 $   443   10.0
               Provision            220      98     #         620     388   59.9
               Net Charge-Offs
                /Other             (198)   (139)  42.9       (552)   (404)  36.8
                                   -------------            -------------
         Ending Balance          $  556  $  427   30.0    $   556 $   427   30.0
                                   =============            =============
          % of Loans                4.1%    3.8%    -         4.1%    3.8%    -
          % of Past Due             115%    119%    -         115%    119%    -
     Average Loans               $ 13.4  $ 11.0   21.8    $  13.1 $  10.5   24.6
     Net Write-Off Rate             6.5%    5.1%    -         5.9%    5.1%    -
     Net Interest Yield             9.4%    8.4%    -         9.0%    8.9%    -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
 **   Computed from information provided herein.
  #   Denotes variance of more than 100%.

Travel Related Services

Travel Related Services' (TRS) net income rose 10 percent for the three and nine month periods ended September 30, 1997. Net revenues increased 8 percent and 7 percent for the three and nine months ended September 30, 1997, respectively. This was primarily due to higher worldwide billed business, greater Cardmember loans outstanding and, in the third quarter, wider interest margins in the lending portfolio. The growth in revenues also includes a benefit from increased recognition of recoveries on abandoned property related to the Travelers Cheque business, which was largely offset by higher investment spending on business building initiatives. The third quarter of 1997 included a gain of $37 million arising from the securitization of U.S. Cardmember loans; this treatment is required by Statement of Financial Accounting Standards No. 125. This gain was invested in additional Marketing and Promotion expenses and had no material impact on net income or total expenses in 1997.

The improvement in discount revenue resulted from higher billed business, which reflects a greater number of cards outstanding and higher spending per Cardmember. This was somewhat offset by a small decline in the average discount rate. Changes in the mix of billed business, the continued shift to electronic data capture, volume related pricing discounts, and selective repricing initiatives will probably result in some discount rate erosion over time.<F1> Cardmember spending increased in part due to the benefits of rewards programs and expanded merchant coverage. The growth in cards is largely attributable to the introduction of new consumer and small business credit card products, consistent with the Company's strategy of building its lending portfolio through the issuance of low- and no-fee credit cards. This strategy and a decline in consumer charge cards outstanding led to 5 percent and 4 percent decreases in net card fees for the three and nine months ended September 30, 1997, respectively.

Interest and dividends decreased primarily as a result of a reduction in investments related to the consolidation of certain legal entities within the consumer lending business. This amalgamation resulted in a decline in both interest and dividends and other interest expense by approximately $8 million and $82 million in the three and nine months ended September 30, 1997, respectively.

Lending net finance charge revenue, excluding securitizations, rose by 32 percent and 23 percent for the three and nine months ended September 30, 1997, respectively. These increases were primarily due to a 21 percent growth in worldwide lending balances and a widening of interest margins on the U.S. portfolio, particularly in the third quarter, primarily resulting from a smaller portion of the portfolio being subject to lower introductory interest rates, when compared to the prior year.

The charge card provision for losses rose, reflecting higher billed business and in the third quarter higher loss rates. The lending provision for losses grew reflecting higher outstanding loans as well as an increase in loss rates. The increase in the lending provision was partially offset by the securitization of U.S. Cardmember loans in the third quarter of 1997. Human resource expense rose due to a greater number of employees, merit increases and contract programmer costs for technology related projects. Other operating expenses rose due to Cardmember loyalty programs and business growth.

_______________________________
<F1>  This  is  a  forward  looking statement which is subject  to  risks
and uncertainties.   Important  factors that  could  cause  results  to
differ materially from the forward looking statement include, among other things, unanticipated changes in TRS' mix of business and competitive pressures.

Travel Related Services

Liquidity and Capital Resources

                        Selected Balance Sheet Information
                        ---------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages)

                  September 30, December 31, Percentage September 30, Percentage
                       1997          1996     Inc/(Dec)      1996      Inc/(Dec)
                  ------------- -----------  ---------- ------------- ----------
Accounts Receivable,
 net                 $ 19.5       $ 19.5         0.1%      $ 17.4       12.4%
Travelers Cheque
 Investments         $  5.7       $  5.6         3.1       $  5.8       (1.3)
U.S. Cardmember
 Loans               $ 11.5       $ 11.7        (2.2)      $ 10.2       12.5
Total Assets         $ 45.4       $ 43.1         5.5       $ 41.7        8.8
Travelers Cheques
 Outstanding         $  6.1       $  5.8         5.1       $  6.3       (3.1)
Short-term debt      $ 19.1       $ 18.4         4.1       $ 16.8       14.0
Long-term debt       $  6.1       $  5.0        21.1       $  5.0       21.0
Total Liabilities    $ 40.1       $ 38.4         4.6       $ 36.7        9.2
Total Shareholder's
 Equity              $  5.3       $  4.7        12.9       $  5.0        5.2
Return on Average
 Equity*               27.4%        25.6%        -          25.1%         -
Return on Average
 Assets*                3.0%         2.8%        -           2.7%         -

* Excluding the effect of SFAS #115 and the fourth quarter 1996 restructuring charge of $125 million after-tax.


In July 1997, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.

At the beginning of 1997, management responsibility for approximately $300 million of consumer loans sold through American Express Financial Advisors
(AEFA) was transferred to that unit. Therefore, the balances are no longer reported within TRS.

In August 1997, the American Express Credit Account Master Trust (the Trust) securitized an additional $1 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Trust. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign and Travel revolving credit accounts owned by American Express Centurion Bank.

In May 1997, American Express Credit Corporation (Credco), a wholly owned subsidiary of TRS, issued and sold, exclusively outside the United States to non-U.S. persons, $400 million Floating Rate Notes due 2002 which are listed on the Luxembourg Stock Exchange. In August 1997, Credco issued and sold an additional $400 million of 6.5% Fixed Rate Notes due 2002.

In October 1997, Credco filed a registration statement on Form S-3 with the Securities and Exchange Commission to increase by $1.5 billion the amount of medium- and long-term debt to be available for issuance under shelf registrations. This registration statement was declared effective November 3, 1997.

American Express Financial Advisors

Results  of  Operations For The Three and Nine Months Ended  September  30,
1997 and 1996

                            Statement of Income
                            -------------------
                               (Unaudited)

(Amounts in millions, except percentages and where indicated)

                              Three Months Ended        Nine Months Ended
                              September 30,             September 30,
                              ------------- Percentage  ---------------- Percentage
                                1997    1996 Inc/(Dec)      1997  1996    Inc/(Dec)
                              ------------------------  ---------------------------
Revenues:
  Investment Income           $  587  $   560     4.8%   $ 1,744  $1,691       3.1%
  Management and Distribution
  Fees                           391      302    29.2      1,082     878      23.2
  Other Revenues                 191      159    20.4        570     472      20.8
                              ---------------           ----------------
    Total Revenues             1,169    1,021    14.5      3,396   3,041      11.7
                              ---------------           ----------------
Expenses:
  Provision for Losses and
   Benefits:
    Annuities                    307      303     1.2        917     898       2.0
    Insurance                    114      102    11.5        331     312       6.0
    Investment Certificates       48       45     5.7        147     147       0.2
                              ---------------           ----------------
      Total                      469      450     3.9      1,395   1,357       2.8

  Human Resources                313      259    21.2        907     757      19.8
  Other Operating Expenses       126       82    53.5        332     270      23.1
                              ---------------           ----------------
    Total Expenses               908      791    14.7      2,634   2,384      10.5
                              ---------------           ----------------
Pretax Income                    261      230    13.7        762     657      16.0
Income Tax Provision              77       74     4.6        238     218       9.0
                              ---------------           ----------------
Net Income                    $  184  $   156    18.1    $   524  $  439      19.5
                              ===============           ================


                              Selected Statistical Information
                              --------------------------------

Revenues, Net of Provisions   $  701  $   570    22.9%   $ 2,001  $ 1,684     18.9%
Life Insurance in force
 (billions)                   $ 72.8  $  65.2    11.7    $  72.8  $  65.2     11.7
Deferred Annuities in force
 (billions)                   $ 40.6  $  35.2    15.4    $  40.6  $  35.2     15.4
Assets Owned and/or Managed
 (billions):
  Assets managed for
   institutions               $ 41.0  $  35.8    14.5    $  41.0  $  35.8     14.5
  Assets owned and managed
   for individuals:
    Owned Assets:
      Separate Account Assets   23.2     17.5    32.8       23.2     17.5     32.8
      Other Owned Assets        36.0     33.3     8.2       36.0     33.3      8.2
                              ---------------            -----------------
           Total Owned Assets   59.2     50.8    16.7       59.2     50.8     16.7
      Managed Assets            71.5     56.3    27.0       71.5     56.3     27.0
                              ---------------            -----------------
           Total             $ 171.7  $ 142.9    20.2    $ 171.7  $ 142.9     20.2
                              ===============            =================
Market Appreciation
 (Depreciation) During the Period:
     Owned Assets:
       Separate Account
        Assets               $ 1,843  $   354       -    $ 3,559  $ 1,202       -
       Other Owned Assets    $   195  $    56       -    $   216  $  (358)      -
     Total Managed Assets    $ 5,368  $ 2,380       -    $12,150  $ 5,799       -

Sales of Selected Products:
     Mutual Funds            $ 4,496  $ 3,313    35.7    $12,616  $10,644     18.5
     Annuities               $   861  $   946    (9.0)   $ 2,678  $ 3,226    (17.0)
     Investment Certificates $   295  $   182    62.7    $   771  $   503     53.2
     Life and Other Insurance
      Sales                  $   103  $   109    (5.4)   $   306  $   318     (3.7)

Number of Financial Advisors   8,592    8,092     6.2      8,592    8,092      6.2
Fees from Financial Plans
(thousands)                  $15,538  $11,660    33.3    $44,101  $34,867     26.5
Product Sales Generated from
  Financial Plans as a
  Percentage of Total Sales     66.5%    64.7%      -       65.8%    63.7%       -


American Express Financial Advisors

American Express Financial Advisors' (AEFA) revenue and earnings growth for the three and nine month periods ended September 30, 1997 was due to higher management fees from increased managed asset levels, including separate account assets, and greater distribution fees driven by strong mutual fund sales, particularly in the three month period ended September 30, 1997. The rise in managed assets resulted from market appreciation and net sales since the prior year periods.

The increase in investment income reflects higher asset levels, partially offset by lower investment yields compared with the prior year. Other revenues benefited from higher life insurance premiums and financial planning fees.

The increase in provision for annuity benefits reflected greater business in force partially offset by lower accrual rates. The provision for insurance benefits rose with higher claims experience in life insurance and greater policies in force. The provision for investment certificates was higher in the third quarter compared with prior year due to greater in force levels offset in part by lower accrual rates.

Human resources expenses rose as a result of volume-driven growth in advisors' compensation and increased home office expenses. The higher home office costs are attributable to growth in the number of employees primarily within the technology and client service organizations.

The growth in other operating expenses reflects costs related to systems technology and hedging activities designed to reduce the effect of stock market volatility on management fees.

The lower effective tax rate in 1997 is due to tax credits from low income housing investments.

American Express Financial Advisors

Liquidity and Capital Resources

                          Selected Statistical Information
                          --------------------------------
                                   (Unaudited)

(Amounts in billions, except percentages)

                 September 30, December 31, Percentage  September 30, Percentage
                     1997         1996      Inc/(Dec)       1996      Inc/(Dec)
                -------------- -----------  ----------  ------------- ----------
Investments         $  29.9      $ 28.6       4.4%        $  28.2       6.2%
Separate Account
 Assets             $  23.2      $ 18.5      25.3         $  17.5      32.8
Total Assets        $  59.2      $ 52.7      12.4         $  50.8      16.7
Client Contract
 Reserves           $  29.8      $ 28.9       3.0         $  28.6       4.3
Total Liabilities   $  55.6      $ 49.5      12.4         $  47.7      16.5
Total Shareholder's
 Equity             $   3.6      $  3.2      13.0         $   3.0      19.1
Return on Average
 Equity*               21.6%       20.4%      -              20.2%     -

* Excluding the effect of SFAS #115.



AEFA's total assets rose from prior year end as a result of market appreciation, net sales and the transfer of approximately $300 million of consumer loans to AEFA from TRS.

American Express Bank

Results  of  Operations For The Three and Nine Months Ended  September  30,
1997 and 1996

                              Statement of Income
                              -------------------
                                 (Unaudited)

(Amounts in millions, except percentages)

                            Three Months Ended        Nine Months Ended
                            September 30,             September 30,
                            ------------- Percentage  -------------- Percentage
                            1997    1996   Inc/(Dec)    1997    1996  Inc/(Dec)
                            ----------------------    -------------------------
Net Revenues:
  Interest Income          $ 230   $ 206   11.9%        $ 674   $ 619   9.0%
  Interest Expense           148     128   15.0           431     396   9.0
                           --------------               --------------
    Net Interest Income       82      78    6.7           243     223   8.9
  Commissions, Fees and
  Other Revenues              57      57    1.0           163     156   5.0
  Foreign Exchange Income     23      16   41.9            63      56  12.3
                           --------------               --------------
       Total Net Revenues    162     151    8.3           469     435   7.9
                           --------------               --------------
Provision for Credit Losses    7       5   59.8            10      13 (20.0)
                           --------------               --------------
Expenses:
  Human Resources             60      59    3.8           177     168   5.4
  Other Operating Expenses    61      59    2.5           183     175   4.5
                           --------------               --------------
       Total Expenses        121     118    3.2           360     343   4.9
                           --------------               --------------
Pretax Income                 34      28   21.6            99      79  25.5
Income Tax Provision          13      10   26.4            37      28  31.0
                           --------------               --------------
Net Income                 $  21   $  18   18.9         $  62   $  51  22.4
                           ==============               ==============

The improvement in American Express Bank's (the Bank) earnings for the three and nine month periods ended September 30, 1997 primarily reflects higher revenues due to an increase in net interest income on loans and, for the three month period, strong foreign exchange income, particularly in Southeast Asia. These were partially offset by growth in operating expenses, mainly systems technology.

American Express Bank

Liquidity and Capital Resources

                          Selected Statistical Information
                          --------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages)

                 September 30, December 31, Percentage  September 30, Percentage
                     1997         1996      Inc/(Dec)       1996      Inc/(Dec)
                -------------- -----------  ----------  ------------- ----------
Investments           $   2.6    $  2.8       (8.8)%       $  2.5        2.3%
Total Loans           $   6.5    $  5.9       11.1         $  5.6       15.8
 Reserve for Credit
  Losses (millions)   $   127    $  117        8.7         $  116        9.9
 Reserves as a
  Percentage of
   Total Loans           1.9%      2.0%         -             2.0%        -
 Total Nonperforming
  Loans (millions)    $   60     $   35       72.8         $   31       94.8
 Other Real Estate
  Owned (millions)    $    5     $   36      (87.0)        $   34      (86.5)
Total Assets          $ 12.9     $ 12.3        4.8         $ 12.1        7.0
Deposits              $  9.0     $  8.7        4.1         $  8.4        6.8
Total Liabilities     $ 12.1     $ 11.6        4.9         $ 11.3        7.1
Total Shareholder's
 Equity (millions)    $  819     $  799        2.5         $  777        5.5
Risk-Based Capital
 Ratios:
     Tier 1              8.6%      8.8%         -             9.0%        -
     Total              11.6%     12.5%         -            12.8%        -
Leverage Ratio           5.4%      5.6%         -             6.0%        -
Return on Average
 Assets*                0.65%     0.55%         -            0.62%        -
Return on Average
 Common Equity*        11.16%     8.89%         -            9.61%        -

* Excluding the effect of SFAS #115.


The Bank's total assets rose from year end primarily due to commercial, correspondent and consumer loans. Non-performing loans increased from last year's lower levels; other real estate owned decreased primarily from a property sale. The loan loss reserve benefited from an $18 million loan recovery on Peruvian LDC debt during the first quarter of 1997.

Corporate and Other

Corporate and Other reported net expenses of $37 million and $114 million for the three and nine month periods ended September 30, 1997, respectively, which were slightly below the same periods a year ago. The first quarter of 1996 included a $46 million pretax benefit from a revenue payout by Travelers Inc. related to the sale of the Shearson Lehman Brothers Division in 1993 which was fully offset by costs associated with the Company's business building initiatives. 1996 was the last year the Company was eligible to receive this revenue payout.

                   INDEPENDENT ACCOUNTANTS REVIEW REPORT


The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 1997 the related consolidated statements of income for the three and nine-month periods ended September 30, 1997 and 1996, and the consolidated statement of cash flows for the nine-month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


						/s/Ernst & Young LLP

New York, New York
November 13, 1997

                              PART II. OTHER INFORMATION

                               AMERICAN EXPRESS COMPANY


Item 6.	Exhibits and Reports on Form 8-K

	(a)  Exhibits

             See Exhibit Index on page E-1 hereof.

	(b)  Reports on Form 8-K:

             Form 8-K, dated July 29, 1997, Item 5, relating to the registrant's earnings for the quarter ended June 30, 1997.

             Form 8-K, dated October 27, 1997, Item 5, relating to the registrant's earnings for the quarter ended September 30, 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


				AMERICAN EXPRESS COMPANY
				-------------------------
				(Registrant)



Date: November 13, 1997		By /s/ Richard Karl Goeltz
				------------------------------
				Richard Karl Goeltz
				Vice Chairman and
				Chief Financial Officer


Date: November 13, 1997		By /s/ Daniel T. Henry
				------------------------------
				Daniel T. Henry
				Senior Vice President and
				Comptroller
				(Chief Accounting Officer)

                               EXHIBIT INDEX

	The following exhibits are filed as part of this Quarterly Report:


	Exhibit			Description


	12	Computation in Support of Ratio of Earnings to Fixed Charges.

	15	Letter re Unaudited Interim Financial Information.

	27	Financial Data Schedule.