Form 10-K405
period 1997-12-31
AMERICAN EXPRESS CO
filed 1998-03-31
CIK 4962

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-K


              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1997
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                      Name of each exchange
          Title of each class                          on which registered
          -------------------                         ----------------------
 Common Shares (par value $.60 per Share)             New York Stock Exchange
                                                      Boston Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             --   --

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                            --

   Common shares of the registrant outstanding at March 25, 1998 were 465,067,374. The aggregate market value, as of March 25, 1998, of voting shares held by non-affiliates of the registrant was approximately $44.2 billion. (Aggregate market value estimated solely for the purposes of this report. This shall not be construed as an admission for the purposes of determining affiliate status.)

                       Documents Incorporated By Reference
                       -----------------------------------
Parts I, II and IV: Portions of Registrant's 1997 Annual Report to Shareholders.
    Part III: Portions of Registrant's Proxy Statement dated March 10, 1998.
===============================================================================

                                TABLE OF CONTENTS

Form 10-K

Item Number

     Part I                                                               Page
     ------                                                               ----
1.   Business
        Travel Related Services .........................................    1
        American Express Financial Advisors .............................   12
        American Express Bank ...........................................   19
        Corporate and Other .............................................   27
        Foreign Operations ..............................................   28
        Important Factors Regarding Forward-Looking Statements ..........   29
        Industry Segment Information and Classes of Similar Services ....   32
        Executive Officers of the Company ...............................   32
        Employees .......................................................   35
2.   Properties .........................................................   35
3.   Legal Proceedings ..................................................   36
4.   Submission of Matters to a Vote of Security Holders ................   37

     Part II
     -------
5.   Market for Company's Common Equity and Related Stockholder Matters..   37
6.   Selected Financial Data ............................................   37
7.   Management's Discussion and Analysis of Financial Condition
        and Results of Operations .......................................   37
7A.  Quantitative and Qualitative Disclosures About Market Risk .........   38
8.   Financial Statements and Supplementary Data ........................   38
9.   Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure ............................................   38

     Part III
     --------
10.  Directors and Executive Officers of the Company .....................  38
11.  Executive Compensation ..............................................  38
12.  Security Ownership of Certain Beneficial Owners and Management ......  38
13.  Certain Relationships and Related Transactions ......................  38

     Part IV
     -------
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K ....  39
        Signatures .......................................................  40
        Index to Financial Statements .................................... F-1
        Consent of Independent Auditors .................................. F-2
        Exhibit Index .................................................... E-1

                                     PART I
                                     ------

ITEM 1.  BUSINESS

         American Express Company (including its subsidiaries, unless the context indicates otherwise, the "Company") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The Company is primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world.*

                             TRAVEL RELATED SERVICES
                             -----------------------

   American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS") provides a variety of products and services, including, among others, the American Express(R) Card, the Optima(R) Card and other consumer and corporate lending products, the American Express(R) Travelers Cheque (the "Travelers Cheque" or the "Cheque") and other stored value products, business expense management products and services, corporate and consumer travel products and services, magazine publishing, and merchant transaction processing, point of sale and back office products and services. TRS offers products and services in approximately 160 countries. In certain countries, partly owned affiliates and independent operators offer some of these products and services under licenses from TRS.

   TRS' business as a whole has not experienced significant seasonal fluctuation, although Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

   In the third quarter of 1997, management of the Travelers Cheque unit was moved from TRS' Stored Value Group to the Chief Executive Officer of American Express Bank, the head of the Company's international banking business. The Company believes this will align better its travelers check business with American Express Bank's strengths in the overseas markets, and improve its ability to take advantage of synergies that can be realized by closer cooperation between the Travelers Cheque unit and American Express Bank. In accordance with Statement of Financial Accounting Standards ("FAS") No. 131, which redefines how operating segments are determined and is effective for fiscal years beginning after December 15, 1997, the Company's Travelers Cheque operation, which historically has been included in this Travel Related Services segment, will be reported in the same segment with American Express Bank commencing in the first quarter of 1998.

  * Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will," and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements, as well as affect the Company's ability to achieve its goals referred to herein, are discussed on pages 29-31.

  TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

   CONSUMER CARD SERVICES GROUP

   TRS offers individual consumers charge cards such as the American Express(R) Card, the American Express(R) Gold Card and the Platinum Card(R), revolving credit cards such as the Optima(R) Card and the American Express Credit Card, and a variety of cards sponsored by and co-branded with other corporations and institutions (collectively, "Card" or "Cards"). Cards are currently issued in 45 currencies (including cards issued by independent operators) and permit Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept them, and to access cash through automated teller machines at approximately 180,000 locations worldwide.

   Charge Cards, which are marketed in the United States and many other countries and carry no pre-set spending limit, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans (such as Sign & Travel(R) and the Special Purchase(SM) Accounts), Charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

   The Optima Card comprises a family of revolving credit cards marketed in the United States and other countries. TRS makes a variety of Optima Cards with different payment terms, grace periods and rate structures available to customers. TRS also issues revolving credit cards which do not carry the Optima brand, primarily outside the United States.

   American Express Centurion Bank ("Centurion Bank") issues the Optima Card in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank extends lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel Account and Special Purchase Account. The Sign & Travel Account gives qualified United States Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Special Purchase Account offers qualified United States Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount. In several markets outside the United States, other subsidiaries of TRS engage in consumer lending activities, subject to local regulations.

   Centurion Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC.

   Cardmembers generally are charged an annual fee, which varies based on the type of card, the number of cards for each account, the currency in which the card is denominated and the country of residence of the Cardmember. Many Optima Cards are offered with no annual fee. Each Cardmember must meet standards and criteria for creditworthiness which are applied through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. The Company uses sophisticated credit models and techniques in its risk management operations.

   Cardmembers have access to a variety of special services and programs, depending on the type of card they have, including: the Membership Rewards(R) Program, Global Assist(R) Hotline, Buyer's Assurance Protection Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance Plan and Purchase Protection Plan. Gold Card Cardmembers in the United States have access to certain additional services, including a Year End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and certain other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines at participating financial institutions worldwide. Personal, Gold and Platinum Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company.

   American Express Credit Corporation and its subsidiaries ("Credco") purchase most Charge Card receivables arising from the use of cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates. TRS and Centurion Bank also fund receivables through asset securitization programs. The cost of funding Cardmember receivables is a major expense of Card operations.

   The Charge Card and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act, which generally prohibits discrimination in the granting and handling of credit; the Fair Credit Reporting Act, which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected; the Truth in Lending Act, which, among other things, requires extensive disclosure of the terms upon which credit is granted; the Fair Credit Billing Act, which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements; and the Fair Credit and Charge Card Disclosure Act, which mandates certain disclosures on credit and charge card applications. Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection and disclosure laws. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. The laws and regulations discussed above have not had, and are not expected to have, a material adverse effect on the Charge Card and consumer lending businesses either in the United States or on a worldwide basis. Centurion Bank is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions. Changes in such laws and regulations or judicial interpretation thereof could impact the manner in which Centurion Bank conducts its business.

   In 1997, TRS introduced a number of new revolving credit card products and features to meet the needs of specific customer segments and to increase consumer loans outstanding, with a particular focus on international markets (see TRS International below). TRS plans to continue to offer additional revolving credit products. At the same time, TRS will seek to deepen its relationships with existing Cardmembers, and enhance its focus on the importance of the Charge Card to the overall franchise and brand strength. TRS is continuing to make a significant investment in its card processing system to allow faster introduction of products.

   Over the past few years, TRS has expanded its Membership Rewards program (formerly the Membership Miles(R) travel rewards program) to include a broader range of travel rewards and retail merchandise and gourmet gifts. Membership Rewards is an important part of TRS' strategy to increase Cardmember spending and loyalty. Membership Rewards is one of the industry's most popular rewards programs with nearly seven million enrollees worldwide. Enrollees now represent a significant portion of Cardmember spending. TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their Membership Rewards points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and reward redemption rates, the cost of Membership Rewards has increased over the past several years. In 1997, TRS took initial steps to reduce the overall cost of the program, and will continue to look for ways to operate it more efficiently.

   In May 1996, to increase the attractiveness of the American Express network through additional charge volume, merchant coverage and American Express-branded cards outstanding, the Company invited banks and other qualified institutions in the United States and abroad to issue cards that would bear an American Express logo and would be accepted at all merchant locations that accept the American Express Card. In 1997, the Company established a separate internal organization to manage its network business, bringing increased focus and resources to this area. During 1997, TRS signed 10 agreements with new partners outside the United States, adding to the 17 network arrangements already in place (see TRS International below). However, because of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express-branded cards, no banks in the United States have been willing to forfeit membership in both VISA USA, Inc. and MasterCard to issue cards on the American Express network. These rules and policies are currently under investigation by the Antitrust Division of the United States Department of Justice.

   TRS encounters substantial and increasingly intense competition worldwide with respect to the Card business. As a Card issuer, TRS is faced with competition from other financial institutions (such as MBNA, Citicorp and Bank of America) that are members of VISA International Service Association, Inc. or VISA USA, Inc. (collectively, "VISA") and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems. As a network, TRS also encounters intense competition from card systems like VISA, MasterCard, Diners Club(R), Morgan Stanley Dean Witters' NOVUS(SM) Network and JCB. TRS encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these products are not generally substitutes for TRS' Card products due to their limited acceptance. Numerous United States banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. However, the issuer of the Discover Card on the NOVUS Network, as well as many issuers of VISA cards and MasterCard cards, generally charge no annual fees.

   Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional rates for both card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders. Recent industry trends include mergers and consolidations among banking and financial services companies, which have resulted in some issuers becoming larger, with greater resources, economies of scale and potential brand recognition to compete; and the increased use of debit cards for point of sale purchases as many banks have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo.

   The principal competitive factors that affect the Card business are (i) the quality of the services and products, including rewards programs, provided to Cardmembers and participating establishments; (ii) the number, spending characteristics and credit performance of Cardmembers; (iii) the quantity and quality of the establishments that will accept a card; (iv) the cost of cards to Cardmembers and of card acceptance to participating establishments; (v) the terms of payment available to Cardmembers and participating establishments; (vi) the nature and quality of expense management data capture and reporting capability; (vii) the number and quality of other payment instruments available to Cardmembers and participating establishments; (viii) the success of targeted marketing and promotional campaigns; and (ix) reputation and brand recognition.

   MERCHANT SERVICES

   Over the past several years, TRS' Establishment Services Group has focused on expanding the TRS network of merchants and increasing merchant acceptance, both through internal personnel and third party sales agents. In 1997, TRS added significantly more merchants to its network in industries such as supermarkets, cable television, health care, charities and communications -- industries that had traditionally not accepted Cards. The merchant network in the United States can now accommodate about 93 percent of American Express Cardmembers' general purpose plastic spending, up from 91 percent in 1996. TRS' objective is to achieve merchant coverage that is at virtual parity with bankcard networks.

   As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. TRS generally charges higher discount rates to participating establishments than its competitors. As a result, TRS has encountered complaints from some establishments, as well as suppression of the card's use, and continues to devote significant resources to respond to these issues.

   TRS focuses on understanding and addressing key factors that influence merchant satisfaction, and on improving communication to merchants of the value of American Express Card acceptance. TRS has adjusted its discount structure in certain industries and locations. In addition, the Establishment Services Group has concentrated on developing products and services that add value and deepen the relationship with merchants to enhance the value of card acceptance to merchants. In 1997 TRS expanded SE Workstation, a software product designed to assist merchants with handling disputed transactions and back-office reconciliation, and launched SE Insight, which tracks Cardmember spending.

   On a global basis, the American Express network manages the acquiring relationship with merchants, as well as the issuing side of the business. This "closed loop", which distinguishes the American Express network from the bankcard networks, provides a rich source of information at both ends of the Card transaction and enables TRS to provide targeted marketing opportunities for merchants and special offers to Cardmembers. In this regard, in 1997, TRS began to implement the CustomExtras and Express Rewards programs, which are used to make special offers of merchant products and services to Cardmembers in billing statements and at the point of sale at participating establishments, respectively.

   STORED VALUE PRODUCTS

   During 1997, TRS continued to develop new "stored value" products and platforms. These include both more traditional magnetic stripe card products as well as "smart cards," which are cards with computer chips that can both store and process data. The Company's mission in this area is to provide an alternative to cash with safe, convenient stored value payment systems that satisfy specific customer needs.

   In 1997, TRS entered into a joint venture with Maritz Performance
Improvement Company to develop and market corporate incentive reward products to businesses throughout the United States and abroad, including stored value prepaid card products and corporate gift cheques. In addition, TRS completed a stored value processing platform to be used in DisneyQuest, a 100,000 square foot entertainment facility being developed by The Walt Disney Company scheduled to open at Walt Disney World(R) Resort in 1998. In 1997, TRS sold American Express Special Teams, Inc.

   The Company is also expanding the scope of its paper-based stored value products in the United States with the relaunch of Money Orders and Official Checks and by renewing its focus on the TravelFunds Direct product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

   The Company's core stored value product continues to be American Express Travelers Cheques, which are sold as a safe and convenient alternative to currency. The Travelers Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Travelers Cheques are issued in ten currencies both directly by the Company and through joint venture companies in which the Company generally holds an equity interest.

   American Express Travelers Cheques are sold through a broad network of outlets worldwide, including travel offices of the Company, its affiliates and representatives, travel agents, commercial banks, savings banks, savings and loan associations, credit unions and other financial, travel and commercial businesses. The Company generally compensates selling agents for their sale of Travelers Cheques.

   The proceeds from sales of Travelers Cheques issued by the Company are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations. The investment of these proceeds is regulated by various state laws.

   Although the Company believes it is the leading issuer of travelers checks, its growth in sales of this product has been declining over the past few years. Consumers have a choice of many forms of competitive payment instruments, including other brands of travelers checks, cash, credit and debit cards and national and international automated teller machine networks. The Company expects increasing developments in stored value cards, smart cards and other electronic forms of payment, and plans to offer a range of new stored value and other products in the future to compete in this area. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the acceptability of the checks throughout the world as an alternative to currency; (iv) the compensation paid to, and frequency of settlement by, selling agents; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotional campaigns; and (vii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen. Other competitive factors affecting stored value products generally include (a) the quality and rate of introduction of stored value products of competitors; (b) the rate of consumer acceptance of new products; (c) the rate of deployment of card and payment systems worldwide; (d) the global interoperability of card and payment systems;
(e) the relative ability of an issuer to control fraud; and (f) the development of governmental regulations relating to stored value products.

   CORPORATE SERVICES, SMALL BUSINESS SERVICES AND TRAVEL

   TRS, through its Corporate Services Group and Small Business Services Group, is the leading provider to large and small businesses of expense management systems and travel services.

   The Corporate Services Group ("CSG") provides Corporate Charge Card expense management services to large and mid-sized companies for travel and entertainment spending. Companies are offered these services through the American Express Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes.

   CSG integrates the Corporate Card and business travel services in the United States and certain foreign countries to meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses.

   TRS continued to achieve substantial growth in Corporate Services in 1997; however, competitors have increased their focus on the Corporate Card business. For a discussion of competition relating to the Card business, see page 5.

   CSG also continued to develop new electronic solutions to assist companies in managing costs by leveraging technologies. TRS launched American Express Interactive, or AXI(TM), an interactive business travel product jointly developed with Microsoft Corporation. TRS also partnered with Portable Software Corp. to bring an intranet-based, expense management software product to corporate clients. In 1997, the Company also launched a Corporate Services website for Corporate Cardmembers and travel customers.

   TRS also provides American Express Government Card charge card services to United States federal employees who travel on official government business pursuant to an exclusive contract awarded in 1993 by the Federal Government. In February 1998, TRS was one of several successful bidders awarded master contracts for the Government Card, Government Purchasing Card and Government Fleet Card businesses, commencing in November 1998. At such time, each United States Government department will be able to contract for various services from the successful bidders. TRS is partnering with Wright Express, the country's leading provider of fleet cards, to bring such services to the United States Government. While it will no longer have an exclusive contract with the Federal Government, TRS views the new award as an opportunity to expand its services to the Federal Government Purchasing Card and Fleet Card, which are not currently offered by TRS to the Federal Government. In 1997, TRS began piloting a smart card for the United States Marine Corps to help them improve travel and administrative procedures. The American Express Corporate Card is now the business expense management system used by many of the 50 states in the United States.

   TRS also offers products to enhance client company management of non-travel and entertainment business expenses through the Corporate Purchasing Card. This product assists large companies in managing indirect spending including traditional purchasing administration expenses. Employees can use the Purchasing Card to order directly from manufacturers and suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. TRS pays the suppliers and submits a single monthly billing statement to the company.

   TRS, through its Small Business Services Group, is also a leading provider of expense management and certain other financial services to small businesses (i.e., less than 100 employees). TRS continued to achieve substantial growth in the Small Business Services Group in 1997. TRS has traditionally served the needs of small businesses with a portfolio of charge card products. In addition, TRS offers its customers a Privileged Rates program which includes specifically negotiated rates on services such as car rental, gasoline, hotel and office services. Early in 1998, Federal Express was added as a partner to this program to provide discounts on its shipping services. TRS also maintains a website, the American Express Small Business Exchange, through which it provides small business owners with relevant information, expert advice and customer servicing applications.

   A key strategy for TRS is the creation of products to meet better the credit needs of small business owners. In 1997, TRS continued to expand its existing portfolio of revolving lending products with the introduction of the Corporate Optima(R) Platinum Card. TRS also provides access to unsecured lines of credit from $5,000 to $50,000 on a pre-approved basis to existing Charge Card clients. At the beginning of 1997, TRS launched an equipment financing joint venture with AT&T Capital, now owned by Newcourt Credit Group, for the purchase of business equipment by small businesses. In March 1998, TRS also entered into a marketing arrangement with, and purchased a minority investment in, Administaff Inc., which will offer the Company's small business clients human resource services on an outsourced basis.

   During 1997, the American Express Tax and Business Services unit ("TBS") was moved from American Express Financial Corporation to the Small Business Services Group. TBS offers tax preparation, tax planning, preparation of non-attest financial statements, bookkeeping, business management, financing assistance, pension administration and other business consulting services to its client base in approximately 56 locations in 20 states.

   TRS provides a wide variety of travel services to customers traveling for business and personal purposes and is the leading business travel provider worldwide. Travel services include trip planning, reservations, ticketing and other incidental services. In addition, for business travel accounts, TRS provides corporate travel policy consultation and management information systems as well as group and incentive travel services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, service fees for certain transactions such as re-ticketing, courier services and complex itineraries and management and transaction fees from certain business travel accounts.

   TRS' retail travel network of more than 1,700 owned and representative offices is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the strength of the travel network. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800-type services, and Internet-based products and services.

   More than 30,000 travel agents as well as direct sales by airlines and travel suppliers in the United States and abroad provide vigorous competition. This competition is mainly based on price, service, convenience and proximity to the customer and has increased due to several factors in recent years, including the acquisition of independent agencies by larger travel companies. Travel agency groups and consortia also have increased in size, enabling participating independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

   More recently, airlines have aggressively reduced their distribution expenses, including travel agency commissions, through techniques such as caps on commission fees and decreases in base commission rates. This has caused some independent agencies to go out of business. In response, TRS has accelerated its efforts to rely less on commissions by establishing more service fee-based client relationships. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines with respect to computer reservation systems and compensation and pricing arrangements. Customers may increasingly seek alternative channels to make travel arrangements, such as on-line vendors or "ticketless" airline services that require booking directly with the airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities.

   TRS INTERNATIONAL

   The TRS International group is focusing on expanding its proprietary card business and network alliances in key markets, expanding the network of merchants that accept American Express Cards and reducing expenses to enable more re-investment in its businesses.

   In 1997, TRS continued to expand its alliances abroad. TRS signed or implemented Independent Operator Agreements with Komercni Banka (Czech Republic), Filanbanco (Ecuador), Banco Comercial Portugues (Portugal-Corporate
Card), and Credomatic International Corporation (Central America) establishing them as independent Charge Card issuers and merchant acquirers and servicers in their respective markets. During the year,

Network Card Issuer Agreements were signed or implemented with Credit Saison (Japan), Excel Economico Administradora De Cartoes Ltda. (Brazil), Banco Popular (Puerto Rico), La Caixa (Spain), Sony Card Administradora Ltda. (Brazil) and National Westminster Bank, Plc (United Kingdom), under which these entities issue cards which carry an American Express logo and are accepted worldwide on the American Express merchant network. TRS also introduced a co-branded consumer card with the Air Miles Reward Program in Canada and co-branded Corporate Cards with Banco Bital in Mexico, Credit Lyonnais in France and Qantas Airways in Australia. At the end of 1997, TRS had alliances with banks and other organizations in 18 countries. TRS expects to continue establishing similar types of arrangements outside the United States. In 1997, TRS also had successful launches of its own proprietary charge and revolving credit cards, including a Corporate Card for Small Business in Australia and the Canadian Government Card.

   In early 1998, TRS appointed Credit Suisse to be the issuer of American Express Cards in Switzerland, and also agreed to form a joint venture with the Credit Suisse Group which would assume responsibility for a number of credit card operations for all of the credit and charge cards issued by Credit Suisse.

   In the fourth quarter of 1997, TRS experienced a slowdown in card billings and travel sales in Southeast Asia as a result of the economic turmoil in that region. While Southeast Asia does not represent a large portion of TRS' total revenues, it is important to the Company's international growth strategies.

   OTHER PRODUCTS AND SERVICES

   American Express Relationship Services ("AERS") sells products and services which address some of the information, access, security, financial and telecommunications needs of American Express customers. Fee Services offered to Cardmembers include travel, health and credit insurance products, credit card registry, credit bureau monitoring and telecommunication services. In addition, AERS offers merchandise directly to Cardmembers, who may elect to pay in installments with no finance charges. It also markets educational loans to students and parents.

   In December of 1997, AERS was assigned responsibility for the Company's enterprise-wide interactive strategy, with a focus on providing internet and interactive capabilities to meet customers' needs. In 1997, the Company made minority investments in USA.net, an e-mail service providing customers with permanent e-mail addresses, and in InfoBeat, the world's largest personalized e-mail publisher. The Company also continued to participate in cross-industry initiatives such as the Secure Electronic Transaction Protocol (SET), a system to help ensure secure commerce on the Internet.

   Currently through the Company's website, Cardmembers can access account information, pay their American Express Card bills and apply for certain Card products. Cardmembers may also utilize the Quicken(R) software offered by Intuit(R) and Microsoft
                                      -11-


Money(R), a software offered by Microsoft(R) Corporation, to view their American Express Card account information. TRS anticipates further developments in this area in 1998, which may include, among others, increasing use of card acceptance over the Internet.

   TRS also publishes Travel & Leisure(R), Travel & Leisure-Golf(R), Food & Wine(R), Departures(TM) and Your Company(TM) magazines. Various financial products are also offered to Cardmembers through American Express Financial Direct (see page 13 for a discussion of this business).

                       AMERICAN EXPRESS FINANCIAL ADVISORS
                       -----------------------------------

   American Express Financial Corporation ("AEFC") provides a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. AEFC's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1997, American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, maintained a nationwide financial planning field force of 8,776 persons.

   DISTRIBUTION OF PRODUCTS AND SERVICES

   AXP Advisors has three primary financial service distribution channels: retail, consisting of financial advisors and direct access (via telephone, fax and the Internet), institutional or workplace, and third party.

   AXP Advisors' primary distribution channel is its corps of financial advisors. Through this channel, AXP Advisors offers financial planning and investment advisory services (for which it charges a fee) to individuals and business owners which address six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning, as well as asset allocation. AXP Advisors' financial advisors provide clients with recommendations from the more than 100 products distributed by subsidiaries and affiliates of AEFC as well as products of approved third parties.

   First-year financial advisors are compensated primarily by salary; veteran financial advisors receive compensation based largely on sales. The compensation system is structured to encourage advisor retention and product persistency, while adding stability to the financial advisor's income. In attracting and retaining members of the field force, AXP Advisors competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. During 1997, AXP Advisors continued a major initiative to improve advisor retention and client satisfaction. In connection with this program, AXP Advisors rolled out the Seminar Solutions program to advisors, a comprehensive series of 15 seminars targeted to various market segments. It also piloted Advisor Link(SM) which consists, in part, of computer-based tools for advisors, including a new desktop financial planning system, e-mail and access to client data, and plans to implement such tools nationwide in 1998.

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

   To enhance its ability to retain advisors, AXP Advisors is working on plans to add choices to how advisors fit into the organization, with various levels of support, compensation and branding. This includes providing options to the current American Express-branded advisor network, with full support for advisors who choose it and a lower level of support (and higher commissions) for advisors with this preference; creating an independent broker/dealer network; and developing a salaried employee advisor network. AXP Advisors took a step toward implementing this plan when it acquired in March 1998 Securities America, an independent broker-dealer servicing 1,200 financial advisors.

   During 1997 the American Express Financial Direct unit ("Financial
Direct"), the Company's other financial services retail distribution channel, was moved into the AXP Advisors' organization to more closely align Financial Direct with AXP Advisors' product manufacturing capabilities and to provide Financial Direct's clients with alternative methods to access investment products, such as meeting with a financial advisor. To date, results for Financial Direct have been below the Company's expectations and below scale. Financial Direct uses direct marketing and on-line services to help prospects and clients select appropriate products and services. Products developed by AXP Advisors as well as other businesses of the Company and selected outside vendors are offered through Financial Direct. These products are distributed by American Express Service Corporation and other affiliates, and include payment, credit, insurance and investment products such as no load mutual funds from 12 leading fund families (including the Strategist Funds from American Express referred to below); money market funds; certificates of deposit; annuities; and brokerage services (over the Internet or through telephone or mail). The Financial Direct product line also offers Investment Rewards, which are points based upon the value of new deposits after opening an Investment Management Account that may be redeemed for airline travel and other rewards.

   To enhance the institutional distribution channel, during 1997 AXP Advisors continued development of Workplace Financial Services, which provides financial products and services to employees at their places of work. It provides medium and large companies with money management services for defined benefit retirement plans, as well as employee education, 401(k) and other retirement plan services.

   In addition to the retail and institutional distribution channels, AXP Advisors has a third-party channel, which distributes financial planning services and investment, insurance and annuity products through alliances with financial institutions, such as banks and credit unions.

   The move to multiple distribution channels has implications for how AXP Advisors services its clients. In order to provide clients with an integrated experience, it will be necessary to build the capability to recognize and service the client's entire relationship with the institution regardless of which channel or channels they have used. This will require, among other things, investment in both technology infrastructure and the service organization. In addition, the distribution of proprietary products outside of the traditional advisor channel will require, among other things, that the organization modify its product systems so they can interface according to industry standards with distributors outside of AXP Advisors.

   AXP Advisors does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia and Puerto Rico. AEFC and AXP Advisors are registered as broker-dealers and investment advisors regulated by the Securities and Exchange Commission ("SEC") and are members of the National Association of Securities Dealers, Inc. ("NASD"). AXP Advisors' financial advisors must obtain all required state and NASD licenses.

   AXP Advisors has experienced, and believes it will continue to encounter, increased regulatory oversight of the securities and commodities industries at all levels. Among other powers, the SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees.

   Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFC competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger and more global than AEFC, and the current trend towards consolidation and globalization in the financial services industry may increase the number of these competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition in many of AEFC's markets. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AXP Advisors' financial advisors.

   AEFC's business does not as a whole experience significant seasonal fluctuations.

   INSURANCE AND ANNUITIES

   AEFC's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life is the fifteenth largest life insurance company in the United States, with consolidated assets at December 31, 1997 of $53.0 billion. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts for sale through banks, thrift institutions and stock brokerages. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through banks, thrift institutions and stock brokerages in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers and others who reside in states other than New York.

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

   IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Recently there has been an increased focus on the variable annuity business by regulators. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry including taxation of variable annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon AEFC's insurance subsidiaries.

   As a distributor of variable annuity and life insurance contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

   IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 29 states. This insurance is also underwritten by AMEX Assurance Company, a subsidiary of the Company, and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois.

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

   INVESTMENT CERTIFICATES

   IDS Certificate Company ("IDSC"), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. IDSC is registered as an investment company under the Investment Company Act of 1940. IDSC currently offers eight types of face-amount certificates. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons owning one type of certificate may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. AEFC acts as investment manager for IDSC. IDSC's certificates are sold primarily by AXP Advisors' field force. Certificates are also marketed by American Express Bank Ltd. to its foreign customers.

   IDSC is the largest issuer of face-amount certificates in the United States. At December 31, 1997, it had approximately $4 billion in assets. IDSC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

   MUTUAL FUNDS

   AXP Advisors offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The "IDS MUTUAL FUND GROUP" consists of 38 retail mutual funds, with varied investment objectives, and includes, for example, money market, tax-exempt, bond and stock funds. The IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1997 of $71.3 billion, was the fourteenth largest mutual fund organization in the United States and, excluding money market funds, was the eighth largest. The uneven performance in the global financial markets in 1997 impacted the results of many of the funds in the IDS MUTUAL FUND GROUP, and investment results for the year were mixed overall.

   For most funds, shares are sold in three classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is five percent of the offering price with reduced sales charges for larger purchases. Class B shares are sold with a rear load. The maximum sales charge is five percent declining to no charge for shares held over six years. Class Y shares are sold to institutional clients with no load. Fifteen of the IDS funds are structured as feeder funds investing in the Preferred Master Trust Group, a group of fifteen master funds, advised by AEFC. A second family of fifteen funds, the no-load Strategist Funds, distributed by American Express Service Corporation, also invests in the Preferred Master Trust Group. This structure provides for potential development of additional channels of distribution.

   In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Recent growth trends in the market, including the increasing sales of mutual funds to retail investors, have expanded the number of competitors in the industry. Some competitors are larger, more diversified and offer a greater number of products, and may have an advantage in their ability to attract and retain customers on the basis of one-stop shopping. The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, investment performance, the variety of products and services offered and the convenience to the investor. The funds compete with other investment products, including funds that have no sales charge (known as "no load" funds), funds distributed through independent brokerage firms and those distributed by other "exclusive" sales forces.

   OTHER PRODUCTS AND SERVICES

   American Express Asset Management Group Inc. ("AEAMG"), formerly IDS Advisory Group Inc., a subsidiary of AEFC, is an SEC registered investment advisor that provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients"). AEAMG through its Portfolio Management Division ("PMG") also offers discretionary investment management services to wealthy individuals and small institutions with account sizes between $1 million and $10 million. Advisory Capital Strategies Group, Inc. ("ACSG"), a subsidiary of AEAMG, is registered with the Commodity Futures Trading
                                      -17-

Commission as a Commodity Pool Operator and Commodity Trading Advisor and provides investment management services to private investment vehicles such as limited partnerships or limited liability companies. ACSG acts as general partner to Advisory U.S. Equity Fund I, L.P., a partnership that seeks to achieve superior capital appreciation and is offered privately to qualified eligible participants. This partnership employs various investment strategies, including, among other things, the use of leverage, short selling of securities and investment in options, futures and other derivative instruments. At December 31, 1997, AEAMG managed securities portfolios totaling $18.9 billion for 383 accounts. International or global investment management is offered to United States-based institutional clients by American Express Asset Management International Inc. ("AEAMI"), formerly IDS International, Inc., a United States company with offices in Hong Kong, London and Singapore, and to non-United States based institutional clients by American Express Asset Management Ltd. ("AEAML"), formerly IDS Fund Management Ltd., a U.K. company, with offices in Hong Kong, London and Singapore. At December 31, 1997, AEAMI managed securities portfolios totaling $7.4 billion for 31 accounts; and AEAML managed securities portfolios totaling $1.7 billion for 28 accounts. AEAMI and AEAML are wholly-owned subsidiaries of AEFC. The institutional investment management business is highly competitive and AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance and client service.

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

   American Express Trust Company ("AETC") provides trustee, custodial, recordkeeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC, through its personal trust division, offers trust services to individuals and organizations. AETC is trustee of over 365 benefit plans which represent approximately $15 billion in assets and 731,000 participants. AETC has assets under custody in excess of $100 billion and provides non-trusteed, investment management of assets in excess of $5.0 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division).

   AXP Advisors distributes a variety of real estate limited partnership investments issued by other companies. AXP Advisors also distributes from time to time managed futures limited partnerships in which an AEFC subsidiary is a co-general partner.

   In 1997, AEFC continued to expand its securities brokerage services. American Enterprise Investment Services Inc., a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 202,000 retail and institutional clients of AXP Advisors and American Express Service Corporation. American Enterprise Investment
                                      -18-

Services holds over $6 billion in assets for clients. American Enterprise Investment Services Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

   In 1997 AEFC and American Express Bank Ltd. organized a jointly owned subsidiary. American Express International Deposit Company ("AEIDC"), in the Cayman Islands to accept deposits from foreign clients of American Express Bank Ltd. AEIDC is not regulated as a bank in the Cayman Islands.

     During 1997, the American Express Tax and Business Services unit was moved from AEFC to TRS' Small Business Services Group (see page 9 above).

                              AMERICAN EXPRESS BANK
                              ---------------------

   The Company's wholly-owned subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), offers products that meet the financial service needs of four client groups: corporations, financial institutions, affluent individuals and retail customers. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

   AEB's five primary business lines are corporate banking and finance, correspondent banking, private banking, personal financial services and global trading. Corporate banking and finance is provided to corporations principally in emerging markets and includes trade finance and working capital loans. Correspondent banking serves leading local banks primarily in emerging markets and includes transaction payments and a wide range of trade finance products such as letters of credit and payment guarantees, collections, check clearing and bankers acceptances. Private banking focuses on wealthy individuals by providing such customers with investment management, trust and estate planning, deposit instruments and secured lending. Personal financial services provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, and mutual fund and life insurance products. Through global trading, AEB provides treasury and capital market products and services, including foreign exchange, foreign exchange options, derivatives and trading, with a focus on emerging markets.

   AEB has begun to work more closely with other parts of the Company while building its core capabilities. AXP Advisors has contracted with AEB to manage most of AEB's Worldfolio and Epic mutual funds. AEB also has contracted with IDSC to market IDSC's investment certificates, and has set up a joint venture with AEFC in the Cayman Islands to issue investment certificates. TRS makes Platinum Cards available to AEB's private banking clients. In 1997, AEB began offering credit lines to Gold and Personal Cardmembers in Hong Kong.
The Epic mutual funds are also being selectively marketed to TRS Cardmembers outside the United States, and in selected countries, AEB markets a wide range of other investment, savings and credit products to TRS Cardmembers.

   In 1997, AEB made progress in several businesses. It expanded its relationship manager force, which helped boost private banking assets, expanded its origination and distribution business, increased global trading results, and continued to develop cross-selling opportunities in the Personal Financial Services unit with newly launched mortgage, mutual fund and life insurance products, as well as a multi-currency checking account.

   In 1994, AEB entered into a 10-year contract with Electronic Data Systems Corporation ("EDS") for the outsourcing of AEB's global systems support and development and data processing functions. Under the contract, EDS is to maintain and operate AEB's existing technology systems and to develop certain, other systems. The major focus of EDS in 1998 will be the remediation of AEB's computer systems for year 2000 compliance. Accordingly, the ability of AEB to become Year 2000 compliant will depend in part upon the efforts of EDS.

   AEB has a global network with offices in 37 countries. Its worldwide headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami. In 1998, AEB established a facility office in Redwood City, California.

   AEB's business does not as a whole experience significant seasonal fluctuations.

   SELECTED FINANCIAL INFORMATION

   AEB's prior years' financial information has been restated to reflect the transfer in 1994 of certain international consumer financial services businesses from TRS.

   AEB provides banking services to the Company and its subsidiaries. AEB is only one of many international and local banks used by the Company and its other subsidiaries, which constitute only a few of AEB's many customers.

   In the third quarter of 1997, management of the Company's Travelers Cheque unit was moved from TRS' Stored Value Group to the Chief Executive Officer of AEB, the head of the Company's international banking business. In accordance with FAS 131, commencing in the first quarter of 1998, the Company's Travelers Cheque operations will be reported in the same segment as American Express Bank. See page 1 above for more detail regarding this change, which information is incorporated herein by reference.

   AEB's 1997 total assets of $12.8 billion increased from $12.3 billion in 1996. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.4 billion at December 31, 1997 and $4.5 billion at December 31, 1996.

   The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1997 (dollars in millions):

                                               1997         1996         1995
                                               ----         ----         ----
Net financial revenues                         $637         $591         $643
Non-interest expenses                           487          463          521
Net income                                       82           68           77
------------------------------------------------------------------------------
Cash and deposits with banks                  2,150        1,709        1,992
Investments                                   2,265        2,835        2,537
Loans, net                                    6,062        5,760        5,317
Total assets                                 12,868       12,350       12,324
------------------------------------------------------------------------------
Customers' deposits                           8,547        8,653        8,480
Shareholder's equity (a)                        830          799          837
------------------------------------------------------------------------------
Return on average assets (b)                  0.64%        0.57%        0.59%
Return on average common equity (b)          10.83%        9.22%        9.99%
------------------------------------------------------------------------------
Total loans/deposits from customers          72.45%       67.92%       64.00%
Average common equity/average assets (b)      5.61%        5.82%        5.57%
Risk-based capital ratios:
  Tier 1                                       8.8%         8.8%         8.9%
  Total                                       12.3%        12.5%        13.0%
Leverage ratio                                 5.3%         5.6%         5.8%
------------------------------------------------------------------------------
Average interest rates earned:  (c)

  Loans (d)                                   8.59%        8.48%        8.68%
  Investments (e)                             8.22%        8.57%        8.71%
  Deposits with banks                         7.07%        7.52%        6.65%
------------------------------------------------------------------------------
Total interest-earning assets (e)             8.18%        8.25%        8.15%
------------------------------------------------------------------------------
Average interest rates paid:  (c)

  Deposits from customers                     6.04%        6.28%        6.10%
  Borrowed funds, including long-term debt    6.98%        6.66%        5.55%
------------------------------------------------------------------------------
Total interest-bearing liabilities            6.16%        6.33%        6.00%
------------------------------------------------------------------------------
Net interest income/total average
  interest-earning assets (e)                 2.91%        3.03%        2.88%
------------------------------------------------------------------------------

(a) AEB declared and paid a special dividend of $75 million to the Company on January 31, 1996.

(b)   Calculated excluding the effect of SFAS No. 115.

(c) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.

(d) Interest rates have been calculated based upon average total loans, including those on non-performing status.

(e)   On a tax equivalent basis.

   The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1997 (millions):

By Geographical Region (a)         1997            1996           1995            1994           1993
-----------------------------------------------------------------------------------------------------
Asia/Pacific                     $2,789          $2,543         $2,151          $2,144         $2,186
Europe                            1,055             821            876             903          1,091
Indian Subcontinent                 629             833            970             721            850
Latin America                     1,082             916            617             589            749
North America                        51              67             76              81            283
Middle East                         482             580            614             345            368
Africa                              105             117            124             207             87
-----------------------------------------------------------------------------------------------------
Total                            $6,193          $5,877         $5,428          $4,990         $5,614
=====================================================================================================

                                            1997
                              -------------------------------
                                         Due After 1  Due
                               Due       Year         After 5
                               Within 1  Through 5    Years
    By Type and Maturity       Year      Years (b)    (b)          1997      1996     1995     1994      1993
------------------------      -------------------------------      ----      ----     ----     ----      ----
Loans to businesses (c)       $2,256       $463        $68       $2,787    $2,636   $2,614   $2,328    $2,652
Real estate loans                205        114        174          493       423      501      592       708
Loans to banks and other
   financial institutions      1,747        146         33        1,926     1,860    1,240      915     1,083
Equipment financing (d)            -          -          -            -         1       43       79       105
Consumer loans                   856         65          2          923       869      917      941       912
Loans to governments and
   official institutions          33          4          4           41        64       60       81        89
All other loans                   19          4          -           23        24       53       54        65
===========================   ======     ======     ======       ======    ======   ======   ======    ======
Total                         $5,116       $796       $281       $6,193    $5,877   $5,428   $4,990    $5,614
===========================   ======     ======     ======       ======    ======   ======   ======    ======

(a)  Based primarily on the domicile of the borrower.

(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $94 million, while those at floating (adjustable) interest rates totaled $983 million.

(c) Business loans, which accounted for approximately 45 percent of the portfolio as of December 31, 1997, were distributed over 26 commercial and industrial categories.

(d) During 1993, $163 million of equipment finance (aircraft) loans were transferred to other performing assets upon foreclosure (as aircraft assets leased to others). The total value of aircraft assets leased to others at December 31, 1995 was approximately $361 million. In January of 1996, AEB transferred to the Company its aircraft assets leased to others which consisted of aircraft on operating leases as well as loans secured by commercial aircraft. The transfer price of $286 million, which is net of assumed liabilities, was partially financed through a $120 million, three-year note, which was repaid as of December 31, 1997. The remainder was paid in cash.

   The following table sets forth AEB's non-performing loans at year end for each of the five years in the period ended December 31, 1997 (millions):

                                                    1997    1996    1995    1994    1993
--------------------------------------------------  ----    ----    ----    ----    ----
Loans to businesses                                  $34     $29     $20     $12     $24
   Real estate loans                                   9       5       1       4      19
   Equipment financing                                 -       -       1       3       -
   Loans to banks and other financial institutions     3       -       8       -       -
   Loans to governments and official institutions      -       -       1       1       -
   Consumer loans                                      1       1       3       -       -
==================================================  ====    ====    ====    ====    ====
Total                                                $47     $35     $34     $20     $43
==================================================  ====    ====    ====    ====    ====

   In addition to the above, AEB owned real estate totaling $4 million at December 31, 1997, $36 million at December 31, 1996 and $44 million at December 31, 1995, representing balances transferred from non-performing loans as a result of foreclosures. The 1997 decrease as well as the decrease from 1995 to 1996 primarily reflected the sale of foreclosed properties.

   Reduced rate loans were immaterial in amount.

   The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1997 (dollars in millions):

                                       1997        1996        1995        1994        1993
                                    =======     =======     =======     =======     =======
Total loans at year end             $ 6,193     $ 5,877     $ 5,428     $ 4,990     $ 5,614
                                    =======     =======     =======     =======     =======
Reserve for credit losses -
        January 1,                      117         111         109         126         153
Provision for credit losses (a)          20          23           7           8          44
Translation and other (b)                (8)         (1)          -           -         (21)
                                    -------     -------     -------     -------     -------
    Subtotal                            129         133         116         134         176
                                    -------     -------     -------     -------     -------

Writeoffs:
   Real estate loans                      -           2           -           1          16
   Loans to businesses                   17           7           3          21          19
   Loans to banks and other
      financial institutions              -           1           1           3           -
   Equipment financing                    -           -           1           -           -
   Loans to governments and
      official institutions               -           -           1           -           -
   Consumer loans                        13          13           9          19          20
   All other loans                        -           -           -           -           6
Recoveries:
   Loans to businesses                   (3)         (2)         (5)         (4)         (4)
   Loans to banks and other
      financial institutions              -          (1)         (3)         (3)         (1)
   Equipment financing                    -           -          (1)         (2)          -
   Loans to governments and
      official institutions (c)         (18)         (1)          -           -           -
   Consumer loans                       (11)         (3)         (1)        (10)         (6)
   All other loans                        -           -           -           -           -
                                    -------     -------     -------     -------     -------
      Net (recoveries) write-offs        (2)         16           5          25          50
                                    -------     -------     -------     -------     -------
Reserve for credit losses -
     December 31,                   $   131     $   117     $   111     $   109     $   126
                                    =======     =======     =======     =======     =======
Reserve for credit losses/
     total loans                       2.11%       1.99%       2.04%       2.19%       2.24%
                                    =======     =======     =======     =======     =======

(a) The increase in 1996 was primarily due to loan growth, slightly higher consumer and commercial write-offs and lower commercial banking recoveries.

(b) The 1993 amount was primarily due to the transfer of reserves relating to loans reclassified to other performing assets upon foreclosure.

(c)  The increase in 1997 was mainly due to a loan recovery from Peru.

   Interest income is recognized on the accrual basis. Loans other than certain consumer loans are placed on non-performing status when payments of principal or interest are 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. When loans are placed on non-performing status, all previously accrued but unpaid interest is reversed against current interest income. Cash receipts of interest on non-performing loans are recognized either as interest income or as a reduction of principal, based upon management's judgment as to the ultimate collectibility of principal. A non-performing loan may be returned to performing status when all contractual amounts due are reasonably assured of repayment within a reasonable period and the borrower shows sustained repayment performance, or when the loan has become well secured and is in the process of collection. Consumer loans principally consist of lines of credit and installment loans. These loans are written off against the reserve for credit losses upon reaching specified contractual delinquency stages, or earlier in the event of the borrower's personal bankruptcy or if the loan is otherwise deemed uncollectible. Interest income on these loans generally accrues until the loan is written off.

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

   RISKS

   The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1997, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, the Indian Subcontinent, Europe and North America. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk.

   During the second half of 1997 certain countries in Asia began experiencing economic pressures that created liquidity constraints associated with public and private sector debt service. While AEB had no significant change in non-performing loans and other credit exposure in the fourth quarter of 1997, it had exposures throughout the Asia/Pacific region, including in Hong Kong, Indonesia, Korea, Singapore and Thailand, among other countries.

AEB had approximately $2.8 billion outstanding in loans in the entire Asia/Pacific region at year-end. In addition to these loans, there are other banking activities, such as forward contracts, various contingencies and market placements, which added another approximately $1.5 billion to the credit exposures in the region at year-end. AEB is carefully monitoring its credit exposures as well as actions being taken by government entities to address and resolve currency and liquidity issues. Conditions in many countries in the region seem to have stabilized in response to actions taken there. However, the current situation in Indonesia has impacted the ability of some of AEB's customers to perform, which is expected to result in increased reserves at AEB for the first quarter of 1998.

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

   For a discussion relating to AEB's use of derivative financial instruments, see pages 28 through 30 under the caption "Risk Management," and Note 11 on pages 45 through 48, of the Company's 1997 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

   COMPETITION

   The banking services of AEB are subject to vigorous competition in all markets in which AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the Company) and, in certain cases, governmental agencies. In some countries, AEB may be one of the more substantial financial institutions offering banking services; in no country, however, is AEB dominant.

   REGULATION

   AEB is a wholly-owned subsidiary of the Company. AEB's global network of offices and subsidiaries is subject to the consolidated supervision and examination of the New York State Banking Department ("NYSBD") pursuant to a voluntary arrangement. In 1998, AEB obtained approval from the NYSBD to create a new holding company structure, pursuant to which AEB would become a wholly-owned subsidiary of American Express Banking Corp ("AEBC"). AEBC is a New York investment company organized in 1998 under Article XII of the New York Banking Law. Once the new holding company structure is put into effect, the NYSBD would become the mandatory supervisory authority of AEBC and the AEB global network pursuant to New York Banking Law. AEBC does not directly engage in banking activities.

   AEB's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors. Within the United States, AEB's New York agency is supervised and regularly examined by the NYSBD.
In addition, the Florida Department of Banking and Finance supervises and examines AEB's Miami agency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI and the California Department of Financial Institutions supervises and examines AEB's California facility office.

   Since AEB does not do business in the United States except as an incident to its activities outside the United States, the Company's affiliation with AEB neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956 nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the Federal Deposit Insurance Corporation ("FDIC"), and is not subject to any of the restrictions imposed on grandfathered non-bank banks by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates.

   As a matter of policy AEB actively monitors compliance with regulatory capital requirements. These requirements are essentially represented by the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 21, AEB is considered to be well capitalized at December 31, 1997.

                               CORPORATE AND OTHER
                               -------------------

   The Balcor Company Holdings, Inc. and its subsidiaries (collectively, "Balcor"), formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation was substantially completed in 1997. Balcor and its subsidiaries still serve as general partners in numerous public limited partnerships that have not yet been liquidated.

   The Year 2000 issue is the result of computer programs having been written using two digits rather than four to define a year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than 2000. This could result in the failure of major systems or miscalculations, which could have a material impact on the operations of the Company and any of its businesses or subsidiaries, including TRS, AEFC or AEB. All of the Company's major businesses are heavily dependent upon internal computer systems, and many have significant interaction with systems of third parties.

   A comprehensive review of the Company's computer systems and business processes has been conducted to identify the major systems that could be affected by the Year 2000 issue. Steps are being taken to resolve any potential problems including modifications to existing software and the purchase of new software. These measures are scheduled to be completed and tested on a timely basis. The Company's goal is to complete internal remediation and testing of each of its critical systems by the end of 1998 and to continue compliance efforts, including the testing of systems on an integrated basis, through 1999.

   The costs related to the Year 2000 issue, which are expensed as incurred, are not expected to have a material impact on the Company's results of operations or financial condition. This expectation is subject to uncertainties that could cause actual results to differ materially. Factors that could influence the total costs to be incurred by the Company in connection with the Year 2000 issue include the ability of the Company to successfully identify systems containing two-digit year codes, the nature and amount of programming required to fix the affected programs, the related labor and consulting costs for such remediation, and the ability of third parties that interface with the Company to successfully address their Year 2000 issues.

   The Company is evaluating the Year 2000 readiness of merchants, customers and other third parties whose system failures could have an impact on the Company's operations. The potential materiality of any such impact is not known at this time.

   On January 1, 1999, certain European countries plan to adopt a single currency (the "euro"). For countries adopting the euro, the exchange rate between their local currency and the euro will be fixed as of June 30, 1998. The Company has carried out an assessment and identified business requirements for the introduction of the euro. The Company is making systems modifications to comply with euro requirements to maintain its competitiveness in the marketplace. The related costs, which are expensed as incurred, are not expected to have a material impact on the Company's earnings.

                               FOREIGN OPERATIONS
                               ------------------

   The Company derives a significant portion of its revenues from the use of the Card, Travelers Cheques and travel services in countries outside the United States and continues to broaden the use of these products and services outside the United States. Political and economic conditions in these countries, including the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of card bills by Cardmembers who are billed in other than their local currency and for the remittance of the proceeds of Travelers Cheque sales, can have an effect on the Company's revenues. Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the card on account of spending outside the local country. The major portion of AEB's banking revenues is from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

   As a result of its foreign operations, the Company is exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the United States dollar may be realized in amounts greater or lesser than the United States dollar amounts at which they are currently recorded in the Company's Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on the Company's operations.

   The Company's policy in this area is generally to monitor closely all foreign exchange positions and to minimize foreign exchange gains and losses, for example, by offsetting foreign currency assets with foreign currency liabilities, as in the case of foreign currency loans and receivables, which are financed in the same currency. An additional technique used to manage exposures is the spot and forward purchase or sale of foreign currencies as a hedge of net exposures in those currencies as, for example, in the case of the Cardmember and Travelers Cheque transactions described above. Additionally, Cardmembers may be charged in United States dollars for their spending outside their local country. The Company's investments in foreign operations are hedged by forward exchange contracts or by identifiable transactions, where appropriate.

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
             ------------------------------------------------------

   Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements, as well as affect the Company's ability to achieve its financial and other goals, include, but are not limited to, the following:

           - The Company's inability to extend the value of the American Express brand, which historically has been associated with the card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry. This could depend in part on the Company's ability to manage the potential conflicts inherent in its growing multi-channel delivery systems.

           - The Company's inability to succeed in its ongoing reengineering efforts and in achieving best-in-class economics, while also maintaining high service levels.

           - The Company's inability to successfully create, and increase distribution channels for, financial, travel, card and other products and services.

           - The Company's inability to participate in payment and other systems material to its businesses on a fair and competitive basis.

           - The Company's inability to successfully invest in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, risk management systems.

           - The Company's inability to adequately remediate all internal computer software and operational systems, and ensure that the software and systems owned or leased by customers, suppliers, vendors and other third-parties that American Express relies upon or interfaces with are adequately remediated, on a timely and cost-effective basis to avoid Year 2000 problems.

           - The Company's inability to successfully modify its computer software and business systems to ensure proper and timely accommodation of the European single currency in its business and operations.

           - TRS' inability to expand its overall revenues, which depends in part on its ability to increase consumer and/or business spending and borrowing on its credit and charge cards, expand market share and develop new or enhanced products that capture greater share of customers' total spending on American Express Cards or other cards issued on its network.

           - TRS' inability to enhance significantly its international operations, which will depend in part on its ability to reduce expenses for re-investment in the international business, expand the proprietary and third party-issued Card businesses and increase its network of merchants.

           - TRS' inability to retain Cardmembers in consumer lending products after low introductory rate periods have expired.

           - TRS' inability to sustain premium discount rates or increase merchant coverage, both of which will depend in part on its ability to maintain a customer base that appeals to merchants and to develop deeper merchant relationships through creation of new products and services.

           - The inability of TRS and AEB to manage credit risk related to consumer debt, business loans and other credit exposures, both in the United States and abroad, including unseasoned balances in TRS' lending portfolios, all of which could be affected by general political and economic conditions, including interest rates and consumer credit trends, the rate of bankruptcies and movements in currency valuations.

           -  The inability of AXP Advisors to maintain a growing field force.

           - A short-term financial market crash, or a longer term financial market decline or stagnation, which could impact the sale of investment products at AXP Advisors and the market value of AXP Advisors' managed assets, resulting in lower management and distribution fees.

           - The impact of changing interest rates, which could affect AXP Advisors' spreads between revenues from owned investments and benefits credited to clients fixed income accounts, TRS' borrowing costs and TRS' and AEB's return on lending products.

           - Changes in laws or government regulations that either restrict the businesses of the Company, or allow a wider range of institutions to compete in such businesses, e.g., banks being allowed to sell products competing with AXP Advisors, non-banking institutions selling bank products in competition with AEB; and changes in tax laws affecting the Company's businesses. See also pages 2 through 4, 7, 14 through 16, 18, 19, 26 and 27 of this 10-K Report for a discussion of various regulations affecting the Company.

           - Global developments that could affect the Company's operations abroad, such as political or economic instability in key markets of the Company's businesses or restrictions on convertibility of certain currencies. See also pages 10, 11, 25, 26, 28 and 29 of this 10-K Report for a discussion of risks relating to foreign operations.

           - Competitive pressures in all of the Company's major businesses, including those competitive issues referred to on pages 4 through 8, 10, 12 through 14, 16 through 18, 26 and 28 in this 10-K Report.

           -  Unforeseen litigation or compliance costs.

          INDUSTRY SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES
          ------------------------------------------------------------

   Information with respect to the Company's industry segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the Company, which appears on pages 52 through 54 of the Company's 1997 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

   All of the executive officers of the Company as of March 30, 1998, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -         Chairman and Chief Executive Officer; Chairman, TRS

   Mr. Golub (59) has been Chief Executive Officer of the Company since February 1993, Chairman of the Company since August 1993 and Chairman, TRS since November 1991. Prior to February 1997 he had been Chief Executive Officer of TRS since November 1991. Prior to August 1993, he had been President of the Company since July 1991.

KENNETH I. CHENAULT -  President and Chief Operating Officer;
                       President and Chief Executive Officer, TRS

   Mr. Chenault (46) has been President and Chief Operating Officer of the Company and President and Chief Executive Officer of TRS since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since January 1995. Prior to May 1995, he had also been President, U.S.A. of TRS since August 1993. Prior thereto, he had been President, Consumer Card Group, TRS.

GEORGE L. FARR -       Vice Chairman

   Mr. Farr (57) has been Vice Chairman of the Company since May 1995. Prior thereto, he had been a director of McKinsey & Company.

RICHARD KARL GOELTZ -  Vice Chairman and Chief Financial Officer

   Mr. Goeltz (55) has been Vice Chairman and Chief Financial Officer of the Company since September 1996. Prior thereto, he had been Group Chief Financial Officer and a member of the Board of Directors of NatWest Group.

JONATHAN S. LINEN -    Vice Chairman

   Mr. Linen (54) has been Vice Chairman of the Company since August 1993. Prior thereto, he had been President and Chief Operating Officer of TRS since March 1992.

STEVEN W. ALESIO -     President, Small Business Services, TRS

   Mr. Alesio (43) has been President, Small Business Services, TRS since February 1996. Prior thereto, he had been President, Government Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Corporate Card, TRS since November 1993. Prior thereto, he had been Senior Vice President of the Consumer Travel Network, TRS.

ANNE M. BUSQUET -      President, American Express Relationship Services, TRS

   Mrs. Busquet (48) has been President, American Express Relationship Services, TRS since October 1995. Prior thereto, she had been Executive Vice President, Consumer Card Group since November 1993. Prior thereto, she had been Senior Vice President and General Manager, Merchandise Services.

URSULA F. FAIRBAIRN -  Executive Vice President, Human Resources and Quality

   Mrs. Fairbairn (55) has been Executive Vice President, Human Resources and Quality of the Company since December 1996. Prior thereto, she had been Senior Vice President, Human Resources of Union Pacific Corporation.

EDWARD P. GILLIGAN -   President, Corporate Services, TRS

   Mr. Gilligan (38) has been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995. Prior thereto, he had been Senior Vice President and General Manager, Eastern Region of Travel Management Services, TRS since June 1992.

JOHN D. HAYES -        Executive Vice President, Global Advertising

   Mr. Hayes (43) has been Executive Vice President, Global Advertising since May 1995. Prior thereto, he had been President of Lowe & Partners/SMS since January 1991.

DAVID C. HOUSE -       President, Establishment Services Worldwide, TRS

   Mr. House (48) has been President, Establishment Services Worldwide, TRS since October 1995. Prior thereto, he had been Senior Vice President of Sales and Field Marketing for the United States Establishment

Services Group since January 1993.

DAVID R. HUBERS -      President and Chief Executive Officer,
                       American Express Financial Corporation

   Mr. Hubers (55) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993. Prior thereto, he had been a Senior Vice President of American Express Financial Corporation.

ALLAN Z. LOREN -       Executive Vice President and Chief Information Officer

   Mr. Loren (59) has been Executive Vice President and Chief Information Officer of the Company since May 1994. Prior thereto, he had been President and Chief Executive Officer of Galileo International since January 1991.

LOUISE M. PARENT -     Executive Vice President and General Counsel

   Ms. Parent (47) has been Executive Vice President and General Counsel of the Company since May 1993. Prior thereto, she had been Deputy General Counsel of the Company since January 1992.

PHILLIP J. RIESE -     President, Consumer Card Services Group, TRS;
                       Chairman of the Board of American Express Centurion Bank

   Mr. Riese (48) has been President, Consumer Card Services Group, TRS since September 1995. Prior thereto, he had been President, Cardmember Financial Services Group, TRS since September 1993. He has been Chairman of the Board of American Express Centurion Bank since August 1993. Prior to September 1993, he had been Executive Vice President and General Manager of the Charge Card Group, TRS.

THOMAS O. RYDER -      President, TRS International

   Mr. Ryder (53) has been President, TRS International since October 1995. Prior thereto, he had been President, Establishment Services Worldwide, TRS since 1993. Prior thereto, he had been Executive Vice President and General Manager of the Establishment Services Division, TRS.

THOMAS SCHICK -        Executive Vice President, Corporate Affairs
                       and Communications

   Mr. Schick (51) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993. Prior thereto, he had been Executive Vice President, TRS since October 1992.

JOHN A. WARD, III -    Chairman and Chief Executive Officer,
                       American Express Bank Ltd.

   Mr. Ward (51) has been Chairman and Chief Executive Officer, American Express Bank Ltd. since January 1996. Prior thereto, he had been Executive Vice President of Chase Manhattan Bank since September 1993 and Chief Executive Officer of Chase BankCard Services since July 1993. Prior thereto, he had been President of Chase Personal Financial Services.

                                    EMPLOYEES
                                    ---------

   The Company had approximately 73,620 employees on December 31, 1997.

ITEM 2.  PROPERTIES

   The Company's headquarters is in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. is also headquartered at, and owns 52% of, the building.

   Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina and Salt Lake City, Utah; the American Express Canada, Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries. AEFC's principal locations are its headquarters, the IDS Tower, a portion of which the company leases until 2002, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AXP

Advisors also owns Oak Ridge Conference Center, a training facility and conference center, in Chaska, Minnesota.

   AEFC has entered into a contract with a developer to construct a 30-story office tower in Minneapolis which should be ready for occupancy in February 2000. At that time, the new tower will become AEFC's headquarters. AEFC's lease term is for 20 years with several options to extend the term. The annual rent is approximately $16 million.

   Generally, the Company and its subsidiaries lease the premises they occupy in other locations. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

ITEM 3.  LEGAL PROCEEDINGS

   The Company and its subsidiaries are involved in a number of legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings which would have a material adverse effect on the Company's consolidated financial condition, although it is possible that the outcome of any such proceedings could have a material impact on the Company's net income in any particular period. Certain legal proceedings involving the Company are set forth below.

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

   The Company commenced an action, American Express Company v. The United States on September 16, 1997 in the United States Court of Federal Claims seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. The defendant filed an answer on January 16, 1998, and pre-trial discovery proceedings are now underway. If the Company's position is sustained, it would receive interest on $198,649,152 of taxes paid for 1987 that should have been deferred to a subsequent period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1997.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   The principal market for the Company's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Swiss, Dusseldorf, Frankfurt, Paris and Brussels Stock Exchanges. The Company had 53,576 common shareholders of record at December 31, 1997. For price and dividend information with respect to such Common Shares, see Note 18 to the Consolidated Financial Statements on page 55 of the Company's 1997 Annual Report to Shareholders, which Note is incorporated herein by reference.

   On December 16, 1997, the Company issued to Nippon Life Insurance Company ("Nippon Life") 4,398,568 common shares in exchange for 9,163,683 shares of Cumulative Convertible Voting Preferred Stock, Series B issued by Lehman Brothers Holdings Inc. ("Series B Shares"). Nippon Life exchanged the Series B Shares for Company common shares pursuant to exchange rights granted by the Company to Nippon Life in 1990. The common shares were issued in a private placement pursuant to Section 4(2) of the Securities Act of 1933.

ITEM 6.  SELECTED FINANCIAL DATA

   The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 57 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The information set forth under the heading "Financial Review" appearing on pages 22 through 30 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The information set forth under the heading "Risk Management" appearing on pages 28 through 30 of the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 31 through 56 of the Company's 1997 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Not Applicable.

                                    PART III
                                    --------

ITEMS 10, 11, 12 and 13.   DIRECTORS AND EXECUTIVE OFFICERS OF
                           THE COMPANY; EXECUTIVE
                           COMPENSATION; SECURITY OWNERSHIP OF
                           CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT; CERTAIN RELATIONSHIPS AND
                           RELATED TRANSACTIONS

   The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 10, 1998 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 2 and 3 under the heading "The Shares Voting," pages 3 through 5 under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Named Executives," pages 7 and 8 under the heading "Directors' Fees and Other Compensation," pages 9 beginning at "Election of Directors" through 24 ending at "Selection of Auditors (excluding the portions under the headings, "Board Compensation Committee Report on Executive Compensation" appearing on pages 11 through 15 and "Performance Graph" appearing on page 20). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 32 through 35 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

                                     PART IV
                                     -------

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

      (a)  1.  Financial Statements:
               ---------------------

               See Index to Financial Statements on page F-1 hereof.

           2.  Financial Statement Schedules:
               ------------------------------

                 See Index to Financial Statements on page F-1 hereof.

           3.  Exhibits:
               ---------

               See Exhibit Index on pages E-1 through E-6 hereof.

      (b) Reports on Form 8-K:

           1. Form 8-K, dated October 27, 1997, Item 5, reporting the Company's earnings for the quarter ended September 30, 1997.

           2. Form 8-K, dated January 26, 1998, Item 5, reporting the Company's earnings for the quarter and year ended December 31, 1997.

           3. Form 8-K dated February 4, 1998, Item 5, reporting certain information from a February 4, 1998 speech presented by Harvey Golub, the Company's Chairman and Chief Executive Officer, to the financial community.

           4. Form 8-K dated February 10, 1998, Item 5, reporting the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share", effective for the quarter and year ended December 31, 1997.

                                   SIGNATURES
                                   ----------

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN EXPRESS COMPANY

March 30, 1998                              By Richard Karl Goeltz
                                               -----------------------
                                               Richard Karl Goeltz
                                               Vice Chairman and
                                               Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

By /s/Harvey Golub                          By /s/Charles W. Duncan, Jr
   ----------------------------                ----------------------------
     Harvey Golub                                Charles W. Duncan, Jr.
     Chairman, Chief Executive                   Director
     Officer and Director

By /s/Kenneth I. Chenault                   By /s/Beverly Sills Greenough
   ----------------------------                ----------------------------
     Kenneth I. Chenault                         Beverly Sills Greenough
     President, Chief Operating                  Director
     Officer and Director

By /s/Richard Karl Goeltz                   By /s/F. Ross Johnson
   ----------------------------                ----------------------------
     Richard Karl Goeltz                         F. Ross Johnson
     Vice Chairman and                           Director
     Chief Financial Officer

By /s/Daniel T. Henry                       By /s/Vernon E. Jordan, Jr.
   ----------------------------                ----------------------------
     Daniel T. Henry                             Vernon E. Jordan, Jr.
     Senior Vice President                       Director
     and Comptroller

By /s/Daniel F. Akerson                     By /s/Jan Leschly
   ----------------------------                ----------------------------
     Daniel F. Akerson                           Jan Leschly
     Director                                    Director

By /s/Anne L. Armstrong                     By /s/Drew Lewis
   ----------------------------                ----------------------------
     Anne L. Armstrong                           Drew Lewis
     Director                                    Director

By /s/Edwin L. Artzt                        By /s/Aldo Papone
   ----------------------------                ----------------------------
     Edwin L. Artzt                              Aldo Papone
     Director                                    Director

By /s/William G. Bowen                      By /s/Frank P. Popoff
   ----------------------------                ----------------------------
     William G. Bowen                            Frank P. Popoff
     Director                                    Director

March 30, 1998

                    AMERICAN EXPRESS COMPANY

                  INDEX TO FINANCIAL STATEMENTS
            COVERED BY REPORT OF INDEPENDENT AUDITORS

                          (Item 14(a))

                                                            Annual
                                                           Report to
                                                          Shareholders
                                               Form 10-K    (Page)
                                               ---------  -----------

American Express Company and Subsidiaries:
 Data incorporated by reference from attached
  1997 Annual Report to Shareholders:
  Report of independent auditors                               56
  Consolidated statements of income for the
   three years ended December 31, 1997                         31
  Consolidated balance sheets at December 31,
   1997 and 1996                                               32
  Consolidated statements of cash flows for
   the three years ended December 31, 1997                     33
  Consolidated statements of shareholders' equity
   for the three years ended December 31, 1997                 34
  Notes to consolidated financial statements                 35-55
 Consent of independent auditors                    F-2
 Schedules:
 I-- Condensed financial information of
     registrant                                     F-3-6
 II-- Valuation and qualifying accounts for the
      three years ended December 31, 1997           F-7


All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 1997, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1997 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                  EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 5, 1998 (hereinafter referred to as our Report), included in the 1997 Annual Report to Shareholders of American Express Company.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954,
No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552,
No. 33-36422, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801,
No. 333-12683 and No. 333-41779; Form S-3 No. 2-89469, No. 33-43268,
No. 33-50997, No. 333-32525, No. 333-45445, and No. 333-47085) and in the
related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended
December 31, 1997.


/s/ Ernst & Young LLP
New York, New York
March 30, 1998

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                        CONDENSED STATEMENTS OF INCOME

                             (Parent Company Only)
                                  (millions)


                                                      Years Ended
                                                      December 31,
                                                  -----------------------
                                                 1997     1996      1995
                                                 ----     ----      ----

Revenues                                        $  236   $  245    $  254
                                                 -----    -----     -----
Expenses:
  Interest                                         224      261       245
  Human resources                                   68       71        85
  Other (A)                                        314     (310)      218
                                                 -----     -----     -----
        Total                                      606       22       548
                                                 -----    -----     -----

Pretax (loss) income                              (370)     223      (294)
Income tax (benefit) provision                    (193)      43      (132)
                                                 -----     -----     -----
Net (loss) income before equity in net income
  of subsidiaries and affiliates                  (177)     180      (162)
Equity in net income of subsidiaries
  and affiliates                                 2,168    1,721     1,726
                                                 -----    -----     -----
Net income                                      $1,991    $1,901   $1,564
                                                 =====     =====    =====

(A) 1996 includes a pretax gain of $480 million ($300 million after-tax) on the exchange of DECS (Debt Exchangeable for Common Stock) for FDC common stock.

See Notes to Condensed Financial Information of the Company

     AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
    SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY
                    CONDENSED BALANCE SHEETS
                      (Parent Company Only)
                (millions, except share amounts)

                             ASSETS
                             ------                  December 31,
                                                     -------------
                                                     1997     1996
                                                     ----     ----
Cash and cash equivalents                         $    13  $    31
Investments                                           114      239
Equity in net assets of subsidiaries and affiliates 9,731    8,763
Accounts receivable and accrued interest, less
  reserves                                             13       36
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1997, $61; 1996,$61        67       69
Due from subsidiaries (net)                         1,285      922
Other assets                                          552      489
                                                   ------   ------

    Total assets                                  $11,775  $10,549
                                                   ======   ======


              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Accounts payable and other liabilities            $ 1,122  $ 1,355
Long-term debt                                      1,079      666
                                                   ------   ------
    Total liabilities                               2,201    2,021

Shareholders' equity:
  Common shares, $.60 par value, authorized
    1.2 billion shares; issued and outstanding
    466.4 million shares in 1997 and 472.9 million
      shares in 1996                                  280      284
  Capital surplus                                   4,624    4,191
  Net unrealized securities gains                     579      386
  Foreign currency translation adjustment             (97)     (89)
  Retained earnings                                 4,188    3,756
                                                   ------   ------

     Total shareholders' equity                     9,574    8,528
                                                   ------   ------

  Total liabilities and shareholders' equity      $11,775  $10,549
                                                   ======   ======

See Notes to Condensed Financial Information of the Company

     AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

    SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                    STATEMENTS OF CASH FLOWS

                      (Parent Company Only)
                           (millions)
                                               Years Ended December 31,
                                               ------------------------
                                                   1997   1996     1995
Cash flows from operating activities:
  Net income                                    $ 1,991 $ 1,901 $ 1,564

Adjustments to reconcile net income to cash
 provided by operating activities:
 Equity in net income of subsidiaries
  and affiliates                                (2,168) (1,721)  (1,726)
 Dividends received from subsidiaries
  and affiliates                                 1,489   1,426      941
                                                 -----   -----    -----
 (FDC Gain)/Restructuring                            -    (287)       -
                                                 -----   -----    -----
Net cash provided by operating activities        1,312   1,319      779
                                                 -----   -----    -----

Net cash provided(used) by investing
 activities                                         51     124      (32)
                                                 -----   -----    -----
Cash flows from financing activities:
 Issuance of American Express common shares        168     176      286
 Repurchase of American Express common shares   (1,259) (1,041)    (891)
 Dividends paid                                   (423)   (436)    (458)
 Net increase (decrease) in debt                   411    (427)    (864)
 Other                                            (278)    297    1,035
                                                 -----   -----    -----
Net cash used by financing activities           (1,381) (1,431)    (892)
                                                 -----   -----    -----

Net (decrease) increase in cash and cash
 equivalents                                       (18)     12     (145)
                                                 -----    -----   -----

Cash and cash equivalents at beginning of year      31      19      164
                                                 -----   ------   -----
Cash and cash equivalents at end of year        $   13  $   31   $   19
                                                 =====   =====    =====

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1997, 1996, and 1995 was $88 million, $216 million and $190 million, respectively.
Net cash paid for income taxes was $98 million for 1997; net cash received for income taxes was $296 million for 1996 and $127 million for 1995.

         AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

       SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

         NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         (Parent Company Only)

1.   Principles of Consolidation

The accompanying financial statements include the accounts of American Express
Company and on an equity basis its subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements of the Company. Certain prior year's amounts have been reclassified to conform to the current year's presentation.

2.   Long-term debt consists of (millions):

                                                              December 31,
                                                              ------------
                                                               1997    1996
                                                               ----    ----
8 1/2% Notes due August 15, 2001                             $  299  $  299
Floating Medium-Term Note due December 31, 2000                  88     150
8 5/8% Senior Debentures due 2022                               122     132
WFC Series Z Zero Coupon Notes due December 12, 2000             46      42
WFC Series D 11 5/8% Guaranteed Notes due December 12, 2000       -      12
6 3/4% Senior Debentures due June 23, 2004                      499       -
Other Fixed and Floating rate notes maturing 1999-2001           25      31
                                                              -----   -----
                                                             $1,079  $  666
                                                              =====   =====

Aggregate annual maturities of long-term debt for the five years ending December 31, 2002 are as follows (millions): 1998, $4; 1999, $5; 2000, $163;
2001, $305, 2002, $0.

            AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      THREE YEARS ENDED DECEMBER 31, 1997
                                  (millions)

                           Reserve for credit losses,      Reserve for doubtful
                               loans and discounts          accounts receivable
                           --------------------------  ------------------------------
                             1997    1996   1995           1997       1996       1995
                             ----    ----   ----           ----       ----       ----
Balance at beginning
  of period                 $ 601   $ 602  $ 545       $    722    $   829   $    807

Additions:

  Charges to income           837     658    529          1,153(a)   1,081(a)   1,156(a)
  Recoveries of amounts
    previously written-off    159     136    134              -          -          -

Deductions:

  Charges for which
    reserves were provided   (890)  (795)   (606)       (1,163)     (1,188)    (1,134)
                             -----  -----   -----       -------     -------    -------
Balance at end of period    $ 707  $ 601   $ 602       $   712     $   722   $    829
                             ====   =====   =====       =======     =======    =======

(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 1997--$237, 1996--$232 and 1995--$219.

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.17 and 10.30 through 10.40 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

*3.2    Company's By-Laws, as amended through February 23, 1998.

4 The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1979 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.2 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.3 American Express Company Deferred Compensation Plan for Directors, as amended effective July 28, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1997).

10.4 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.5 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.6 Consulting Agreement dated March 3, 1994 between the Company and Aldo Papone Consulting (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.7    American Express Company Retirement Plan for Non-Employee
        Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.8 Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.9 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.10 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.11 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.12 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.13 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.14 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
        1988).

10.15 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16   Written description of certain pension arrangements with Jonathan
        S. Linen (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.17 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.18 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
        10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.19 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
        10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.22 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.23 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
        10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

*10.24 Letter Agreement, dated January 22, 1997, between the Company and Nippon Life Insurance Company.

*10.25 Letter, dated July 7, 1997, from the Company to Nippon Life Insurance Company.

*10.26 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company.

10.27 1994 Agreement, dated April 28, 1994, between the Company, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.28 1990 Agreement, dated as of June 12, 1990, by and between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1990).

10.29 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
        10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.30 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.31 Description of separate pension arrangement between the Company and George L. Farr (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.32 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
        1994).

10.33 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.34 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.35 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.36 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

*10.37 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan.

10.38 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.39 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.40 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on from S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.41 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.42 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
        1995).

*12.1   Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1997 Annual Report to Shareholders that are incorporated herein by reference.

*21     Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27     Financial Data Schedule.

===============================================================================






                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                             -----------------------



                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997 Commission File No. 1-7657



                            ------------------------




                            American Express Company

                 (Exact name of Company as specified in charter)

                                    EXHIBITS







===============================================================================

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.17 and 10.30 through 10.40 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

*3.2    Company's By-Laws, as amended through February 23, 1998.

4 The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1979 Long-Term Incentive Plan, as amended (incorporated by reference to Exhibit 10.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1987).

10.2 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.3 American Express Company Deferred Compensation Plan for Directors, as amended effective July 28, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1997).

10.4 Description of American Express Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.5 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.5 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.6 Consulting Agreement dated March 3, 1994 between the Company and Aldo Papone Consulting (incorporated by reference to Exhibit 10.8 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.7    American Express Company Retirement Plan for Non-Employee
        Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.8 Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.9 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.10 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.11 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.12 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.13 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.14 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
        1988).

10.15 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16   Written description of certain pension arrangements with Jonathan
        S. Linen (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.17 Consulting Agreement dated March 3, 1994 between American Express Travel Related Services Company, Inc. and Aldo Papone Consulting (incorporated by reference to Exhibit 10.23 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1993).

10.18 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
        10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.19 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
        10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.22 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.23 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
        10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

*10.24 Letter Agreement, dated January 22, 1997, between the Company and Nippon Life Insurance Company.

*10.25 Letter, dated July 7, 1997, from the Company to Nippon Life Insurance Company.

*10.26 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company.

10.27 1994 Agreement, dated April 28, 1994, between the Company, Lehman Brothers Holdings Inc. and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.32 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.28 1990 Agreement, dated as of June 12, 1990, by and between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit 10.25 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1990).

10.29 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
        10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.30 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.31 Description of separate pension arrangement between the Company and George L. Farr (incorporated by reference to Exhibit 10.33 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.32 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
        1994).

10.33 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.34 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.35 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.36 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

*10.37 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan.

10.38 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.39 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.40 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on from S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.41 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.42 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
        1995).

*12.1   Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1997 Annual Report to Shareholders that are incorporated herein by reference.

*21     Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27     Financial Data Schedule.