Form 10-Q
period 1998-03-31
AMERICAN EXPRESS CO
filed 1998-05-14
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1998

                                  or

[     ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                              ----------------    ----------------

                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


             New York                             13-4922250
          --------------                          -----------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
---------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   --------------
                                 None
---------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 1998
---------------------------------------   -----------------------------
Common Shares (par value $.60 per share)        461,145,964 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX


Part I.        Financial Information:

               Consolidated Statements of Income - Three             1
               months ended March 31, 1998 and 1997

               Consolidated Balance Sheets - March 31, 1998          2
               and December 31, 1997

               Consolidated Statements of Cash Flows - Three         3
               months ended March 31, 1998 and 1997

               Notes to Consolidated Financial Statements          4-6

               Management's Discussion and Analysis of            7-19
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             20

Part II.       Other Information                                    21

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                            Three Months Ended
                                                March 31,
                                            --------------------
                                                1998       1997
                                                ----       ----
Net Revenues:
 Discount revenue                             $1,429      $1,306
 Interest and dividends, net                     810         776
 Net card fees                                   398         405
 Travel commissions and fees                     351         336
 Other commissions and fees                      409         345
 Cardmember lending net finance charge
  revenue                                        317         288
 Management and distribution fees                418         331
 Life and other insurance premiums               113         106
 Other                                           276         271
                                              ------      ------
   Total                                       4,521       4,164
                                              ------      ------
Expenses:
 Human resources                               1,219       1,127
 Provisions for losses and benefits:
   Annuities and investment certificates         370         347
   International banking, life insurance
     and other                                   364         132
   Charge card                                   218         190
   Cardmember lending                            218         211
 Interest                                        226         195
 Occupancy and equipment                         283         272
 Marketing and promotion                         265         214
 Professional services                           245         214
 Communications                                  109         112
 Other                                           390         510
                                              ------      ------
   Total                                       3,907       3,524
                                              ------      ------
Pretax income                                    614         640
Income tax provision                             154         186
                                              ------      ------
Net income                                    $  460      $  454
                                              ======      ======

Earnings Per Common Share:
 Basic                                         $1.00       $0.97
                                              ======      ======
 Diluted                                       $0.98       $0.94
                                              ======      ======
Average common shares outstanding for
 earnings per common share (millions):
 Basic                                         460.7       467.9
                                              ======      ======
 Diluted                                       469.5       483.0
                                              ======      ======
Cash dividends declared per
 common share                                 $0.225      $0.225
                                              ======      ======

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (millions)
                                  (Unaudited)

                                                     March 31,    December 31,
Assets                                                 1998          1997
------                                              ----------    ------------
Cash and cash equivalents                            $  4,342      $  4,179
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1998, $635; 1997, $640                              17,838        19,275
  Other receivables, less reserves:
   1998, $50; 1997, $72                                 2,256         2,499
Investments                                            39,876        39,648
Loans:
  Cardmember lending, less reserves:
   1998, $580; 1997, $576                              12,846        13,183
  International banking, less reserves:
   1998, $294; 1997, $131                               5,718         6,062
  Other, net                                              852           864
Separate account assets                                26,000        23,215
Deferred acquisition costs                              2,919         2,894
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1998, $1,902;
  1997, $1,838                                          1,522         1,533
Other assets                                            6,134         6,651
                                                     --------      --------
  Total assets                                       $120,303      $120,003
                                                     ========      ========
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                  $  9,724      $  9,444
Travelers Cheques outstanding                           5,585         5,634
Accounts payable                                        5,124         4,876
Insurance and annuity reserves:
  Fixed annuities                                      21,934        22,112
  Life and disability policies                          4,105         4,053
Investment certificate reserves                         4,374         4,149
Short-term debt                                        18,151        20,570
Long-term debt                                          8,140         7,873
Separate account liabilities                           26,000        23,215
Other liabilities                                       7,741         8,503
                                                     --------      --------
  Total liabilities                                   110,878       110,429

Shareholders' equity:
  Common shares, $.60 par value, authorized
    1.2 billion shares; issued and outstanding
    461.9 million shares in 1998 and 466.4
    million shares in 1997                                277           280
  Capital surplus                                       4,616         4,624
  Retained earnings                                     4,068         4,188
  Other comprehensive income, net of tax:
   Net unrealized securities gains                        562           579
   Foreign currency translation adjustments               (98)          (97)
                                                     --------      --------
  Accumulated other comprehensive income                  464           482
                                                     --------      --------
   Total shareholders' equity                           9,425         9,574
                                                     --------      --------
  Total liabilities and shareholders' equity         $120,303      $120,003
                                                     ========      ========

                See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
                                 (Unaudited)
                                                     Three Months Ended
                                                         March 31,
                                                    --------------------
                                                     1998           1997
                                                     ----           ----
Cash Flows from Operating Activities
Net income                                         $  460         $  454
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                  835            560
  Depreciation, amortization, deferred taxes and
    other                                             (63)            94
  Changes in operating assets and liabilities, net
    of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest        242            258
      Other assets                                     58             38
      Accounts payable and other liabilities          (55)           (39)
Decrease in Travelers Cheques outstanding             (60)           (70)
Increase in insurance reserves                         37             34
                                                   ------         ------
Net cash provided by operating activities           1,454          1,329
                                                   ------         ------
Cash Flows from Investing Activities
Sale of investments                                   462            548
Maturity and redemption of investments              1,827          1,714
Purchase of investments                            (2,499)        (2,529)
Net decrease in Cardmember receivables              1,200            745
Proceeds from repayment of loans                    5,584          6,133
Issuance of loans                                  (5,353)        (6,990)
Purchase of land, buildings and equipment             (67)           (55)
Sale of land, buildings and equipment                   7             65
Acquisitions, net of cash acquired                    (44)             -
                                                   ------         ------
Net cash provided (used) by investing activities    1,117           (369)
                                                   ------         ------
Cash Flows from Financing Activities
Net increase in customers' deposits                   407          1,223
Sale of annuities and investment certificates       1,337          1,349
Redemption of annuities and investment
  certificates                                     (1,348)        (1,239)
Net decrease in debt with maturities of
  3 months or less                                 (2,218)          (249)
Issuance of debt                                    1,788          2,151
Principal payments on debt                         (1,710)        (3,369)
Issuance of American Express common shares             25             70
Repurchase of American Express common shares         (494)          (285)
Dividends paid                                       (105)          (106)
                                                   ------         ------
Net cash used by financing activities              (2,318)          (455)

Effect of exchange rate changes on cash               (90)           (12)
                                                   ------         ------
Net increase in cash and cash equivalents             163            493

Cash and cash equivalents at beginning of period    4,179          2,677
                                                   ------         ------
Cash and cash equivalents at end of period         $4,342         $3,170
                                                   ======         ======

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1.Basis of Presentation

  The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed.

  Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $161 million and $143 million for the first quarter of 1998 and 1997, respectively. Interest and Dividends is presented net of interest expense of $143 million and $140 million for the first quarter of 1998 and 1997, respectively, related primarily to the Company's international banking operations.

  The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair presentation of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.


2.Accounting Developments

  Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income" and No. 131, "Disclosures about Segments of an Enterprise and Related Information."

  Comprehensive Income
  --------------------
  SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three month periods ended March 31, 1998 and 1997 were as follows:

  (in millions)                          1998         1997
                                         ----         ----
  Net income                             $460         $454
  Change in:
    Unrealized gains (losses)
      on securities                       (17)        (214)
    Foreign currency translation
      adjustments                          (2)           1
                                         ----         ----
  Total                                  $441         $241
                                         ====         ====

  Segment Information
  -------------------
  SFAS No. 131 redefines operating segments based on management's internal reporting structure. Accordingly, the Travelers Cheque operation, which was previously included in the Travel Related Services (TRS) segment, is now reported in the same segment as American  Express Bank (the Bank).
  Prior year amounts have been reclassified as set forth below, to conform with the requirements of SFAS No. 131.

  Three months ended March 31, 1998
                                              American
                                  American     Express
                       Travel      Express       Bank/
                      Related    Financial   Travelers Corporate
  (in millions)      Services     Advisors      Cheque and Other   Total
                     --------    ---------   --------- ---------   -----
  Net Revenues        $3,083      $1,221        $257     $(40)    $4,521

  Net Income(Loss)      $315        $186        $(83)     $42       $460

  Three months ended March 31, 1997
                                             American
                                 American     Express
                      Travel      Express       Bank/
                     Related    Financial   Travelers  Corporate
  (in millions)     Services     Advisors      Cheque  and Other  Total
                    --------    ---------   ---------  ---------  -----

  Net Revenues       $2,864      $1,084       $269       $(53)   $4,164

  Net Income(Loss)     $267        $157        $69       $(39)     $454

3. Earnings per Share

   The computation of basic and diluted earnings per common share (EPS) for the three months ended March 31, 1998 and 1997 are as follows:
   (in millions, except per share amounts)        1998            1997
                                                  ----            ----
   Numerator for basic and diluted EPS           $ 460           $ 454

   Denominator:
   Denominator for basic EPS -
      weighted-average shares                    460.7           467.9
   Effect of dilutive securities:
      Stock Options and Restricted
         Stock Awards                              8.7             8.8
      5% Exchangeable Lehman Brothers
         Holdings, Inc. Preferred Shares             -             6.2
      Other                                        0.1             0.1
                                                 -----           -----
      Potentially dilutive common shares           8.8            15.1
                                                 -----           -----
   Denominator for diluted EPS                   469.5           483.0
                                                 =====           =====
   Basic EPS                                     $1.00           $0.97
                                                 =====           =====
   Diluted EPS                                   $0.98           $0.94
                                                 =====           =====

4.Investment Securities

  The following is a summary of investments at March 31, 1998 and December 31, 1997:

                                           March 31,       December 31,
  (in millions)                              1998              1997
                                           ---------       -----------
Held to Maturity, at amortized cost
    (fair value: 1998, $11,945; 1997,
    $12,429)                                 $11,399          $11,871
  Available for Sale, at fair value (cost:
    1998, $23,521; 1997, $22,816)             24,408           23,727
  Investment mortgage loans (fair value:
    1998, $4,070; 1997, $4,026)                3,871            3,831
  Trading                                        198              219
                                             -------          -------
                                             $39,876          $39,648
                                             =======          =======

5.Taxes and Interest

  Net income taxes paid during the three months ended March 31, 1998 and 1997 were approximately $63 million and $213 million, respectively. Interest paid during the three months ended March 31, 1998 and 1997 was approximately $636 million and $617 million, respectively.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three Months Ended
March 31, 1998 and 1997

The Company's consolidated net income increased by 1 percent in the three month period ended March 31, 1998 and diluted earnings per share by 4 percent. The results reflect significant items: a $213 million credit loss provision ($138 million after-tax) at American Express
Bank related to exposures in the Asia/Pacific region and income in the Corporate and Other segment of $106 million ($78 million after-tax) from sales of common stock of First Data Corporation and receipt of a preferred stock dividend based on earnings of Lehman Brothers. Excluding these items, income rose 14 percent and diluted earnings per share by 18 percent. Consolidated revenues were 9 percent higher for the three months ended March 31, 1998, as a result of growth in worldwide billed business and Cardmember loans, wider interest margins in the lending portfolio as well as higher management and distribution fees. Consolidated expenses rose, primarily due to provisions for losses and human resource and marketing and promotion expenses to support business building initiatives.

Consolidated Liquidity and Capital Resources

In the first three months of 1998, the Company repurchased 5.5 million common shares at an average price of $89.65 per share and canceled 6.6 million common shares under its repurchase program.

Accounting Development

In March 1998, the American Institute of Certified Public Accountants issued Statement of Positions (SOP) 98-1, "Accounting For the Costs of Computer Software Developed For or Obtained For Internal Use" which will be effective for and adopted by the Company beginning on January 1, 1999. Subsequent to December 31, 1998, certain costs incurred in connection with developing or obtaining software for internal-use must be capitalized. The Company currently expenses such costs as incurred. The impact of the SOP on the Company's future earnings or financial position has not yet been determined.

Travel Related Services

Results of Operations For The Three Months Ended March 31, 1998 and 1997

                                                Statement of Income
                                                -------------------
                                                    (Unaudited)
(Dollars in millions)

                                            Three Months Ended
                                                  March 31,
                                             ----------------   Percentage
                                               1998     1997    Inc/(Dec)
                                             -----------------------------
Net Revenues:
     Discount Revenue                          $1,429   $1,306      9.4 %
     Net Card Fees                                398      405     (1.8)
     Travel Commissions and Fees                  351      336      4.2
     Other Revenues                               588      529     11.3
     Lending:
          Finance Charge Revenue                  478      431     10.9
          Interest Expense                        161      143     12.7
                                               ------   ------
               Net Finance Charge Revenue         317      288     10.0
                                               ------   ------
          Total Net Revenues                    3,083    2,864      7.6
                                               ------   ------
Expenses:
     Marketing and Promotion                      244      195     25.6
     Provision for Losses and Claims:
          Charge Card                             218      190     14.6
          Lending                                 218      211      3.1
          Other                                    13       16    (16.7)
                                               ------   ------
               Total                              449      417      7.6
                                               ------   ------
     Charge Card Interest Expense                 197      169     16.4
     Net Discount Expense                         140      151     (7.6)
     Human Resources                              787      731      7.7
     Other Operating Expenses                     784      784       -
                                               ------   ------
          Total Expenses                        2,601    2,447      6.3
                                               ------   ------
Pretax Income                                     482      417     15.6
Income Tax Provision                              167      150     11.2
                                               ------   ------
Net Income                                     $  315   $  267     18.0
                                               ======   ======

The following table, which is presented for analytical purposes only, presents the impact on the Statement of Income related to TRS' securitized receivables and loans:

                                               Three Months Ended
                                                    March 31,
                                               ------------------
                                                 1998     1997
                                               ------------------
Increase in Other Revenues                       $ 77     $ 50
Decrease in Lending Finance Charge Revenue       (106)     (47)
Decrease in Lending Interest Expense               33       17
Decrease in Provision for Losses and Claims:
   Charge Card                                     55       62
   Lending                                         30       11
Decrease in Charge Card Interest Expense           51       58
Increase in Net Discount Expense                 (140)    (151)
                                                 ----     ----
   Pretax Income                                 $  -     $  -
                                                 ====     ====

Travel Related Services

                                       Selected Statistical Information
                                       --------------------------------
                                                (Unaudited)
(Amounts in billions, except where indicated)

                                           Three Months Ended
                                               March 31,
                                            -----------------  Percentage
                                              1998     1997    Inc/(Dec)
                                            -----------------------------
Total Cards in Force (millions):
     United States                            29.5     29.6      (0.1)%
     Outside the United States                13.8     12.3      11.5
                                             -----    -----
          Total                               43.3     41.9       3.3
                                             =====    =====
Basic Cards in Force (millions):
     United States                            23.3     22.9       1.2
     Outside the United States                10.6      9.6      11.2
                                             -----    -----
          Total                               33.9     32.5       4.2
                                             =====    =====
Card Billed Business:
     United States                           $38.5    $34.6      11.2
     Outside the United States                14.1     13.3       6.3
                                             -----    -----
          Total                              $52.6    $47.9       9.8
                                             =====    =====
Average Discount Rate*                       2.74%    2.75%        -
Average Basic Cardmember
     Spending (dollars)*                    $1,600   $1,498       6.8
Average Fee per Card (dollars)*                $38      $39      (2.6)
Travel Sales                                  $4.3     $3.9       8.9
     Travel Commissions and Fees/Sales**      8.2%     8.6%        -
Owned and Managed Charge Card
    Receivables:
     Total Receivables                       $22.0    $21.2       3.6
     90 Days Past Due as a % of Total         3.4%     3.5%        -
     Loss Reserves (millions)                 $967     $921       4.9
          % of Receivables                    4.4%     4.3%        -
          % of 90 Days Past Due               131%     124%        -
     Net Loss Ratio                          0.47%    0.50%        -
Owned and Managed U.S. Cardmember
     Lending:
     Total Loans                             $14.2    $12.9      10.1
     Past Due Loans as a % of Total:
          30-89 Days                          2.5%     2.6%        -
          90+ Days                            1.1%     1.0%        -
     Loss Reserves (millions):
          Beginning Balance                  $ 589    $ 488      20.8
               Provision                       221      201       9.9
               Net Charge-Offs/Other          (219)    (156)     40.4
                                             -----    -----
          Ending Balance                     $ 591    $ 533      10.9
                                             =====    =====
          % of Loans                          4.2%     4.1%        -
          % of Past Due                       117%     115%        -
     Average Loans                           $14.2    $12.8      11.4
     Net Write-Off Rate                       6.3%     5.1%        -
     Net Interest Yield                       9.6%     8.7%        -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
*     Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
**    Computed from information provided herein.

Travel Related Services

Travel Related Services' (TRS) net income rose 18 percent in the first quarter of 1998 from a year ago. Results for both periods exclude the Travelers Cheque business, which is now reported as part of a new segment with American Express Bank.

Net revenues increased 8 percent from a year earlier, reflecting higher billed business domestically and in all major international markets, growth in Cardmember loans and wider interest margins in the lending portfolio.

The improvement in discount revenue resulted from higher billed business, which reflects a greater number of cards outstanding and higher spending per basic Cardmember. Discount rates were stable during the period. However, changes in the mix of billed business, the continued shift to electronic data capture, volume related pricing discounts, and selective repricing initiatives probably will result in some discount rate erosion over time.<F1> Success in building new card relationships through a diversified product portfolio was evident in the increase in the amount of cards outstanding. Cardmember spending increased, compared to a year ago, in part due to the benefits of rewards programs and expanded merchant coverage; this increase reflects particularly strong growth in domestic consumer cardmember spending and higher corporate and small business cardmember spending. Travel commissions and fees rose due to higher sales partially offset by lower commission rates.

Lending net finance charge revenue, excluding securitizations, rose by 23 percent for the first quarter of 1998 compared with a year ago. This increase was primarily due to the 11 percent growth in worldwide lending balances and higher yields on the U.S. portfolio, primarily resulting from changes in the product mix and a lower proportion of the portfolio on introductory rates compared with the prior year.

The provisions for losses rose from a year ago, reflecting higher volumes overall and increased loss rates in the consumer lending portfolio. Marketing and promotion expenses grew primarily due to higher media and merchant related advertising costs. Human resource expenses increased as a result of higher average employee levels, merit increases and greater contract programmer costs for technology related projects. Other operating expenses were unchanged, reflecting higher costs for loyalty programs and Cardmember service related volume, offset by the benefits of ongoing cost containment efforts.

_______________________________
<F1>  This is a forward looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward, looking statement include, among other things, unanticipated changes in TRS' mix of business and competitive pressures.

Travel Related Services

Liquidity and Capital Resources

                              Selected Balance Sheet Information
                              ----------------------------------
                                       (Unaudited)
(Dollars in billions, except percentages)

                          March 31, December 31, Percentage March 31, Percentage
                            1998        1997      Inc/(Dec)   1997     Inc/(Dec)
                          --------- ------------ ---------- --------- ----------
Accounts Receivable, net    $19.1       $20.5       (6.9)%    $17.7       7.7%
U.S. Cardmember Loans       $12.2       $12.6       (2.8)     $11.9       2.5
Total Assets                $39.3       $40.7       (3.5)     $35.1      11.9
Short-term debt             $18.6       $20.9      (11.0)     $17.3       8.1
Long-term debt               $6.3        $6.0        4.7       $4.8      30.3
Total Liabilities           $34.5       $36.1       (4.4)     $30.6      12.6
Total Shareholder's Equity   $4.8        $4.6        3.3       $4.5       6.9
Return on Average Equity*   25.7%       25.1%         -       23.6%        -
Return on Average Assets*    3.1%        3.0%         -        2.9%        -

* Excluding the effect of SFAS No. 115 and the fourth quarter 1996 restructuring charge of $125 million after-tax.

In February 1998, American Express Credit Corporation (Credco), a wholly owned subsidiary of TRS, issued $150 million 1.125% Cash Exchangeable Notes due February, 2003. These Notes are exchangeable for an amount in cash which is linked to the price of the common stock of the Company.

American Express Financial Advisors

Results of Operations For The Three Months Ended March 31, 1998 and 1997

                                             Statement of Income
                                             -------------------
                                                 (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                            Three Months Ended
                                                 March 31,
                                            ----------------  Percentage
                                              1998     1997    Inc/(Dec)
                                            ----------------------------
Revenues:
     Investment Income                       $ 613    $ 570       7.6%
     Management and Distribution Fees          418      331      26.2
     Other Revenues                            190      183       4.0
                                             -----    -----
          Total Revenues                     1,221    1,084      12.7
Expenses:                                    -----    -----
     Provision for Losses and Benefits:
          Annuities                            297      305      (2.8)
          Insurance                            117      104      12.9
          Investment Certificates               73       42      74.2
                                             -----    -----
               Total                           487      451       8.0
     Human Resources                           336      300      12.3
     Other Operating Expenses                  127       97      30.6
                                             -----    -----
          Total Expenses                       950      848      12.1
                                             -----    -----
Pretax Income                                  271      236      14.8
Income Tax Provision                            85       79       7.8
                                             -----    -----
Net Income                                   $ 186    $ 157      18.3
                                             =====    =====

                                           Selected Statistical Information
                                           --------------------------------
                                                    (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ----------------  Percentage
                                              1998     1997    Inc/(Dec)
                                            ----------------------------
Revenues, Net of Provisions                   $734     $633      16.0%
Investments (billions)                       $31.1    $28.9       7.8
Client Contract Reserves (billions)          $30.3    $29.1       4.1
Shareholder's Equity (billions)               $3.8     $3.1      22.6
Return on Average Equity*                    22.1%    20.8%        -

Life Insurance in force (billions)           $76.1    $69.2       9.9
Deferred Annuities in force (billions)       $43.1    $38.0      13.6
Assets Owned, Managed or Administered
  (billions):
     Assets managed for institutions        $ 42.3   $ 36.4      16.3
     Assets owned, managed or administered
        for individuals:
          Owned Assets:
               Separate Account Assets        26.0     18.4      41.2
               Other Owned Assets             37.0     34.9       6.3
                                            ------   ------
                    Total Owned Assets        63.0     53.3      18.3
          Managed Assets                      80.2     60.0      33.6
          Administered Assets                  9.9      4.9        #
                                            ------   ------
               Total                        $195.4   $154.6      26.4
                                            ======   ======

American Express Financial Advisors

                                Selected Statistical Information (continued)
                                --------------------------------
                                         (Unaudited)

                                            Three Months Ended
                                                 March 31,
                                            ----------------  Percentage
                                              1998    1997    Inc/(Dec)
                                            ----------------------------
Market Appreciation (Depreciation) During
   the Period:
     Owned Assets:
          Separate Account Assets           $2,610    ($544)       -  %
          Other Owned Assets                   $18    ($244)       -
     Total Managed Assets                   $8,844  ($1,624)       -

Sales of Selected Products:
     Mutual Funds                           $5,095   $4,029      26.5
     Annuities                                $651     $870     (25.2)
     Investment Certificates                  $458     $190        #
     Life and Other Insurance Products         $83     $103     (19.2)

Number of Financial Advisors**               9,838    8,426      16.8
Fees from Financial Plans (thousands)      $17,521  $13,336      31.4
Product Sales Generated from Financial
     Plans as a Percentage of Total Sales    65.1%    64.6%        -

#  Denotes variances of more than 100%.
*  Excluding the effect of SFAS No. 115.
** Includes 1,105 advisors from the acquisition of Securities America in the first quarter of 1998.


American Express Financial Advisors' (AEFA) revenue and earnings growth for the three month period ended March 31, 1998 was due to higher management fees from increased managed asset levels, including separate account assets, and greater distribution fees driven by record mutual fund sales and higher asset levels. Managed assets rose due to both market appreciation and net sales since the prior year.

The increase in investment income reflects higher asset levels and slightly greater yields compared with the prior year. Other revenues benefited from higher life insurance premiums.

The provision for annuities declined due to flat in force levels and lower accrual rates. The provision for insurance benefits rose, reflecting greater policies in force and unfavorable claims experience in life insurance. The greater provision for investment certificates was a result of higher sales and accrual rates.

Human resources expenses rose as a result of volume-driven growth in advisors' compensation. The rise in other operating expenses reflects increased spending on systems technology, advertising and other costs related to higher business volumes.

The lower effective tax rate is due to tax credits from low income housing investments.

American Express Financial Advisors

Liquidity and Capital Resources

                           Selected Balance Sheet Information
                           ----------------------------------
                                      (Unaudited)
(Amounts in billions, except percentages)

                          March 31, December 31, Percentage March 31, Percentage
                           1998         1997      Inc/(Dec)   1997     Inc/(Dec)
                          --------- ------------ ---------- --------  ---------
Investments                 $31.1       $30.7       1.3%      $28.9      7.8%
Separate Account Assets     $26.0       $23.2      12.0       $18.4     41.2
Total Assets                $63.0       $59.8       5.4       $53.3     18.3
Client Contract Reserves    $30.3       $30.2       0.3       $29.1      4.1
Total Liabilities           $59.2       $56.1       5.6       $50.1     18.1
Total Shareholder's Equity   $3.8        $3.7       2.8        $3.1     22.6
Return on Average Equity*   22.1%       21.8%        -        20.8%       -

* Excluding the effect of SFAS No. 115.


AEFA's total assets rose from year-end primarily as a result of market appreciation in separate account assets.

American Express Bank/Travelers Cheque

Results of Operations For The Three Months Ended March 31, 1998 and 1997

                                                 Statement of Income
                                                 -------------------
                                                    (Unaudited)
(Amounts in millions, except percentages)

                                             Three Months Ended
                                                  March 31,
                                             ------------------ Percentage
                                               1998     1997     Inc/(Dec)
                                             -----------------------------
Net Revenues:
     Interest Income                           $210     $218      (3.8)%
     Interest Expense                           139      136       2.0
                                               ----     ----
          Net Interest Income                    71       82     (13.4)
     Travelers Cheque Investment Income          80       81      (1.5)
     Foreign Exchange Income                     48       19        #
     Commissions, Fees and Other Revenues        58       87     (33.5)
                                               ----     ----
          Total Net Revenues                    257      269      (4.5)
                                               ----     ----
Expenses:
     Human Resources                             74       73       1.1
     Other Operating Expenses                   124      121       2.3
     Provision for Losses                       233       10        #
                                               ----     ----
          Total Expenses                        431      204        #
                                               ----     ----
Pretax Income/(Loss)                           (174)      65        -
Income Tax Benefit                              (91)      (4)       #
                                               ----     ----
Net Income/(Loss)                              $(83)    $ 69        -
                                               ====     ====


                              Selected Statistical Information
                              --------------------------------

                                            Three Months Ended
                                                 March 31,
                                            -----------------  Percentage
                                               1998     1997    Inc/(Dec)
                                            -----------------------------
American Express Bank:
     Assets Managed / Administered *           $5.1     $4.8      6.3%
     Assets of Non-Consolidated Joint
          Ventures                             $2.6     $1.3     98.6
Travelers Cheque:
     Sales                                     $4.8     $5.1     (5.8)
     Average Outstanding                       $5.7     $5.8     (1.8)
     Average Investments                       $5.4     $5.4      0.7
     Tax equivalent yield                      9.2%     9.3%       -

#   Denotes variance of more than 100%.

*   Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque

American Express Bank/Travelers Cheque (AEB/TC) reported a net loss of $83 million, compared with net income of $69 million a year ago. This segment now includes AEB and the Travelers Cheque business, which had been part of TRS.

The first quarter loss at AEB/TC includes a $233 million provision for losses, up from $10 million a year ago. $213 million of the increase relates to AEB's business in the Asia/Pacific region, particularly Indonesia. Given the persistence of economic uncertainty and increase in non-performing assets in Indonesia, the Company deemed it appropriate to record a significant provision.

Net revenues declined as last year's results included $24 million of increased recognition of recoveries on abandoned property related to the TC business. These recoveries are included in commissions, fees and other revenues. Net interest income declined reflecting a slightly smaller loan portfolio and an increase in non-performing loans. Foreign exchange trading revenue grew significantly over last year, driven primarily by Asian operations.

American Express Bank/Travelers Cheque

Liquidity and Capital Resources

                          Selected Balance Sheet Information
                          ----------------------------------
                                     (Unaudited)

(Amounts in billions, except percentages and where indicated)

                           March 31, December 31, Percentage March 31, Percentage
                             1998        1997      Inc/(Dec)   1997     Inc/(Dec)
                           --------- ------------ ---------- --------- ----------
Travelers Cheque
 Investments                 $5.6        $5.6        (1.4)%     $5.6      (0.8)%
Total Loans                  $6.0        $6.2        (2.9)      $6.1      (1.1)
  Total Nonperforming
   Loans (millions)          $149         $47          #         $46        #
  Other Nonperforming
   Assets (millions)         $102         $11          #         $35        #
  Reserve for
   Credit Losses (millions)* $359        $137          #        $132        #
  Loan Loss Reserves as a
     Percentage of
      Total Loans            4.9%        2.1%          -        2.2%        -
Total Assets                $18.6       $19.7        (5.4)     $19.3      (3.7)
Deposits                     $8.3        $8.5        (2.5)      $9.1      (8.4)
Travelers Cheques
 Outstanding                 $5.6        $5.6        (0.9)      $5.8      (3.1)
Total Liabilities           $17.5       $18.4        (5.1)     $18.2      (4.1)
Total Shareholder's
 Equity (millions)         $1,119      $1,248       (10.3)    $1,085       3.1
Return on Average
 Assets**                   0.61%       1.40%          -       1.36%        -
Return on Average
 Common Equity**            12.5%       28.7%          -       27.3%        -
Risk-Based Capital Ratios:***
 Tier 1                      9.0%        8.8%          -        8.7%        -
 Total                      12.2%       12.3%          -       11.8%        -
 Leverage Ratio              5.1%        5.3%          -        5.6%        -

#   Denotes variance of more than 100%.

*   Allocation:
      Loans                  $294         $131                  $131
      Other Assets,
       primarily derivatives   59            6                     1
      Other Liabilities         6            -                     -
                           ------       ------                ------
      Total Credit
        Loss Reserves        $359         $137                  $132
                           ======       ======                ======

**  Excludes the effect of SFAS No. 115 for all periods presented.

*** 1998 amounts are proforma reflecting regulatory capital actions taken in April 1998.


AEB/TC total assets declined from year end primarily due to a decrease in loans and lower unrealized gains on foreign exchange and derivatives contracts in Asia. As presented in the table below, AEB had approximately $2.5 billion outstanding in loans in the Asia/Pacific region at March 31, 1998, down from $2.8 billion at December 31, 1997. In addition, there are other banking activities in the region, such as forward contracts, various contingencies and market placements, which added approximately $1.2 billion to AEB's credit exposures at March 31, 1998 (compared with $1.5 billion at year-end). American Express has taken steps to ensure that AEB remains well capitalized, as defined by regulatory guidelines. In April 1998, American Express purchased $225 million of deferred tax assets from AEB, thereby reducing non-qualifying assets and increasing regulatory capital. American Express expects to be able to utilize these deferred tax assets over time within its consolidated tax return and therefore, realize full value.

                           American Express Bank
                  Asia/Pacific Region Exposure By Country
                  ---------------------------------------
                                (Unaudited)


  ($ in billions)

                                       Net
                          FX        Guarantees          3/31/98     12/31/97
                          and          and               Total       Total
  Country      Loans  Derivatives  Contingents  Other*  Exposure**  Exposure
  -------      -----  -----------  -----------  -----   --------    --------
  Hong Kong     $0.9     $ -          $ -        $0.1      $1.0        $1.0
  Indonesia      0.4      0.2           -         0.1       0.8         0.9
  Singapore      0.4       -           0.1         -        0.6         0.6
  Korea          0.2      0.1          0.1        0.1       0.5         0.7
  Taiwan         0.3       -            -         0.1       0.4         0.5
  China          0.1       -            -          -        0.1         0.1
  Japan           -        -            -         0.1       0.1         0.2
  Thailand       0.1       -            -          -        0.1         0.1
  Other          0.1       -            -          -        0.2         0.2
                ----     ----         ----       ----      ----        ----
  Total Asia**  $2.5     $0.3         $0.4       $0.5      $3.7        $4.3
                ====     ====         ====       ====      ====        ====

  *  Includes cash, placements and securities.
  ** Individual items may not add to totals due to rounding.

Corporate and Other

Corporate and Other reported net income of $42 million for the three months ended March 31, 1998, compared with net expense of $39 million last year. Included in Other Expenses in the current year is income of $106 million representing: a $60 million gain ($39 million after-tax) from sales of common stock of First Data Corporation and a $46 million preferred stock dividend ($39 million after-tax) based on earnings from Lehman Brothers.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 1998 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 5, 1998, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1997 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/Ernst & Young LLP

New York, New York
May 14, 1998

                          PART II. OTHER INFORMATION

                          AMERICAN EXPRESS COMPANY


Item 4.  Submission of Matters to a Vote of Security Holders

       The registrant's annual meeting of shareholders was held on April 27, 1998. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                         Votes           Votes        Votes                        Broker
                                           For         Against     Withheld     Abstentions      Non-Votes
                                           ---         -------     --------     -----------      ---------
Selection of                         392,834,896        773,310         -         1,595,227          -
Ernst & Young LLP as independent
auditors

Proposal relating to the             271,251,264     73,666,428         -         2,893,142          -
adoption of the American
Express Company 1998 Incentive
Compensation Plan

Shareholder proposal                  83,064,447    259,982,341         -         4,760,991     47,395,654
relating to cumula-
tive voting

Shareholder proposal relating          9,678,686    329,624,449         -         8,504,644     47,395,654
to executive compensation

Election of Directors:
D.F. Akerson                         392,794,404          -        2,409,029          -              -
A.L. Armstrong                       392,476,933          -        2,726,500          -              -
E.L. Artzt                           392,636,651          -        2,566,782          -              -
W.G. Bowen                           392,667,332          -        2,536,101          -              -
K.I. Chenault                        392,602,758          -        2,600,675          -              -
C.W. Duncan, Jr.                     392,543,883          -        2,659,550          -              -
H. Golub                             392,556,261          -        2,647,172          -              -
B. Sills Greenough                   392,210,445          -        2,992,988          -              -
F.R. Johnson                         391,794,993          -        3,408,440          -              -
V.E. Jordan, Jr.                     390,494,196          -        4,709,237          -              -
J. Leschly                           392,662,318          -        2,541,115          -              -
D. Lewis                             392,461,391          -        2,742,042          -              -
F.P. Popoff                          392,686,772          -        2,516,661          -              -

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              See Exhibit Index on page E-1 hereof.


         (b) Reports on Form 8-K:

             Form 8-K, dated April 16, 1998, Item 5, reporting that the Company's Travelers Cheque (TC) operation would be reported in a new segment with American Express Bank (AEB) commencing in the first quarter of 1998, and including certain financial information.

             Form 8-K, dated April 23, 1998, Item 5, reporting the Company's earnings for the quarter ended March 31, 1998.

             Form 8-K, dated April 29, 1998, Item 5, reporting the Company's decision not to pursue U.S. Government card accounts for the Purchase and Travel Card business.

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





 Date: May 14, 1998           By /s/ Richard Karl Goeltz
 -----------------------         ------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer


 Date: May 14, 1998              /s/ Daniel T. Henry
 -----------------------         -----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description
     -------                  -----------

     10.1    American Express 1998 Incentive Compensation Plan
             (incorporated by reference to Exhibit 4.4 of the Company's Form S-8, dated May 14, 1998 (Commission
             File No. 333-52699)).

       12    Computation in Support of Ratio of Earnings to Fixed
             Charges.

       15    Letter re Unaudited Interim Financial Information.

       27    Financial Data Schedule.