Form 10-K405/A
period 1997-12-31
AMERICAN EXPRESS CO
filed 1998-06-30
CIK 4962

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-K/A
                                (AMENDMENT NO. 2)

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

American Express Company (the "Company") hereby amends its Annual Report on Form 10-K for the year ended December 31, 1997 to include restated Financial Data Schedules for the following periods as a result of the Company's adoption of Statement of Financial Accounting Standards No. 128, "Earnings per Share":

      Year Ended December 31, 1996.
      Year Ended December 31, 1995.
      Three Months Ended March 31, 1997.
      Six Months Ended June 30, 1997.
      Nine Months Ended September 30, 1997.
      Three Months Ended March 31, 1996.
      Six Months Ended June 30, 1996.
      Nine Months Ended September 30, 1996.

Accordingly, the undersigned hereby adds the following restated Exhibits to the Company's Form 10-K for the fiscal year ended 12/31/97:

Exhibit

27.1    Restated Financial Data Schedule - year ended December 31, 1996.

27.2    Restated Financial Data Schedule - year ended December 31, 1995.

27.3    Restated Financial Data Schedule - three months ended March 31, 1997.

27.4    Restated Financial Data Schedule - six months ended June 30, 1997.

27.5    Restated Financial Data Schedule - nine months ended September 30, 1997.

27.6    Restated Financial Data Schedule - three months ended March 31, 1996.

27.7    Restated Financial Data Schedule - six months ended June 30, 1996.

27.8    Restated Financial Data Schedule - nine months ended September 30, 1996.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                AMERICAN EXPRESS COMPANY

June 30, 1998                               By: /s/ Daniel T. Henry
                                                -------------------------
                                                Daniel T. Henry
                                                Senior Vice President and
                                                    Comptroller
                                                (Chief Accounting Officer)