Form 10-Q
period 1998-06-30
AMERICAN EXPRESS CO
filed 1998-08-14
CIK 4962

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[     X     ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 1998

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                               ----------------   -------------------

                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


             New York                             13-4922250
 ------------------------------             ----------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
-------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   ----------------
                                 None
-------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities
Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding at July 31, 1998
---------------------------------------    ----------------------------
Common Shares (par value $.60 per share)        456,382,109 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX


Part I.        Financial Information:

               Consolidated Statements of Income - Three and       1-2
               six months ended June 30, 1998 and 1997

               Consolidated Balance Sheets - June 30, 1998           3
               and December 31, 1997

               Consolidated Statements of Cash Flows - Six           4
               months ended June 30, 1998 and 1997

               Notes to Consolidated Financial Statements          5-7

               Management's Discussion and Analysis of            8-22
               Financial Condition and Results of Operations

               Review Report of Independent Accountants             23

Part II.       Other Information                                    24


                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (Unaudited)

                                               Three Months Ended
                                                   June 30,
                                              -------------------
                                                1998       1997
                                              -------     ------
Net Revenues:
 Discount revenue                            $ 1,525     $ 1,407
 Interest and dividends, net                     811         795
 Net card fees                                   398         403
 Travel commissions and fees                     403         381
 Other commissions and fees                      416         355
 Cardmember lending net finance charge
  revenue                                        330         304
 Management and distribution fees                482         360
 Life and other insurance premiums               115         102
 Other                                           281         315
                                              ------      ------
   Total                                       4,761       4,422
                                              ------      ------
Expenses:
 Human resources                               1,304       1,155
 Provisions for losses and benefits:
   Annuities and investment certificates         350         362
   International banking, life insurance
     and other                                   150         138
   Charge card                                   236         239
   Cardmember lending                            187         187
 Interest                                        250         238
 Occupancy and equipment                         304         286
 Marketing and promotion                         301         258
 Professional services                           287         252
 Communications                                  114         112
 Other                                           478         493
                                              ------      ------
   Total                                       3,961       3,720
                                              ------      ------
Pretax income                                    800         702
Income tax provision                             222         182
                                              ------      ------
Net income                                   $   578     $   520
                                              ======      ======
Earnings Per Common Share:
 Basic                                       $  1.27     $  1.12
                                              ======      ======
 Diluted                                     $  1.24     $  1.08
                                              ======      ======
Average common shares outstanding for
 earnings per common share (millions):
 Basic                                         456.3       465.1
                                              ======      ======
 Diluted                                       465.3       480.1
                                              ======      ======
Cash dividends declared per
 common share                                $ 0.225     $ 0.225
                                              ======      ======

              See notes to Consolidated Financial Statements.

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (Unaudited)

                                                Six Months Ended
                                                     June 30,
                                              ---------------------
                                                1998       1997
                                                ----       ----
Net Revenues:
 Discount revenue                            $ 2,955     $ 2,714
 Interest and dividends, net                   1,621       1,571
 Net card fees                                   796         808
 Travel commissions and fees                     754         717
 Other commissions and fees                      825         699
 Cardmember lending net finance charge
  revenue                                        647         592
 Management and distribution fees                900         691
 Life and other insurance premiums               228         208
 Other                                           556         585
                                              ------      ------
   Total                                       9,282       8,585
                                              ------      ------
Expenses:
 Human resources                               2,523       2,282
 Provisions for losses and benefits:
   Annuities and investment certificates         720         709
   International banking, life insurance
     and other                                   515         269
   Charge card                                   454         429
   Cardmember lending                            405         398
 Interest                                        476         433
 Occupancy and equipment                         588         558
 Marketing and promotion                         566         472
 Professional services                           532         466
 Communications                                  223         224
 Other                                           867       1,003
                                              ------      ------
   Total                                       7,869       7,243
                                              ------      ------
Pretax income                                  1,413       1,342
Income tax provision                             376         368
                                              ------      ------
Net income                                   $ 1,037     $   974
                                              ======      ======

Earnings Per Common Share:
 Basic                                       $  2.26     $  2.09
                                              ======      ======
 Diluted                                     $  2.22     $  2.02
                                              ======      ======
Average common shares outstanding for
 earnings per common share (millions):
 Basic                                         458.4       466.6
                                              ======      ======
 Diluted                                       467.4       481.8
                                              ======      ======
Cash dividends declared per
 common share                                $  0.45     $  0.45
                                              ======      ======

             See notes to Consolidated Financial Statements.


                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                   (Unaudited)

                                                     June 30,     December 31,
Assets                                                 1998          1997
------                                              ----------    ----------
Cash and cash equivalents                            $  3,501      $  4,179
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1998, $691; 1997, $640                              17,976        19,275
  Other receivables, less reserves:
   1998, $84; 1997, $72                                 2,570         2,499
Investments                                            40,602        39,648
Loans:
  Cardmember lending, less reserves:
   1998, $522; 1997, $576                              12,586        13,183
  International banking, less reserves:
   1998, $265; 1997, $131                               5,878         6,062
  Other, net                                              871           864
Separate account assets                                26,573        23,215
Deferred acquisition costs                              2,945         2,894
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1998, $1,942;
  1997, $1,838                                          1,517         1,533
Other assets                                            5,967         6,651
                                                      -------       -------
  Total assets                                       $120,986      $120,003
                                                      =======       =======
Liabilities and Shareholders' Equity
-------------------------------------
Customers' deposits                                  $  9,318      $  9,444
Travelers Cheques outstanding                           6,313         5,634
Accounts payable                                        5,485         4,876
Insurance and annuity reserves:
  Fixed annuities                                      21,656        22,112
  Life and disability policies                          4,151         4,053
Investment certificate reserves                         4,472         4,149
Short-term debt                                        18,009        20,570
Long-term debt                                          7,832         7,873
Separate account liabilities                           26,573        23,215
Other liabilities                                       7,880         8,503
                                                      -------       -------
  Total liabilities                                   111,689       110,429

Shareholders' equity:
  Common shares, $.60 par value, authorized
    1.2 billion  shares;  issued and
    outstanding 456.8 million shares in 1998
    and 466.4 million shares in 1997                      274           280
  Capital surplus                                       4,628         4,624
  Retained earnings                                     3,927         4,188
  Other comprehensive income, net of tax:
   Net unrealized securities gains                        567           579
   Foreign currency translation adjustments               (99)          (97)
                                                      -------       -------
  Accumulated other comprehensive income                  468           482
                                                      -------       -------
   Total shareholders' equity                           9,297         9,574
                                                      -------       -------
  Total liabilities and shareholders' equity         $120,986      $120,003
                                                      =======       =======

                See notes to Consolidated Financial Statements.


                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)


                                                        Six Months Ended
                                                            June 30,
                                                       -----------------
                                                       1998          1997
                                                       ----          ----
Cash Flows from Operating Activities
Net income                                          $ 1,037         $ 974
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                  1,427         1,145
  Depreciation, amortization, deferred taxes
   and other                                              9           141
  Changes in operating assets and liabilities,
   net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest         (142)           73
      Other assets                                      151          (589)
      Accounts payable and other liabilities            697            22
Increase in Travelers Cheques outstanding               666           620
Increase in insurance reserves                           78            66
                                                    -------       -------
Net cash provided by operating activities             3,923         2,452
                                                    -------       -------
Cash Flows from Investing Activities
Sale of investments                                   1,074           903
Maturity and redemption of investments                3,431         2,443
Purchase of investments                              (5,400)       (3,921)
Net increase in Cardmember receivables                 (386)         (720)
Sale of Cardmember receivables/loans to Trust         1,995            -
Proceeds from repayment of loans                     14,071        12,943
Issuance of loans                                   (14,991)      (14,455)
Purchase of land, buildings and equipment              (133)         (181)
Sale of land, buildings and equipment                    10            99
Acquisitions, net of cash acquired                     (313)           -
                                                    -------       -------
Net cash used by investing activities                  (642)       (2,889)
                                                    -------       -------
Cash Flows from Financing Activities
Net increase in customers' deposits                     132         1,018
Sale of annuities and investment certificates         2,647         2,810
Redemption of annuities and investment
 certificates                                        (2,884)       (2,512)
Net (decrease) increase in debt with maturities
 of 3 months or less                                 (2,542)        1,919
Issuance of debt                                      3,768         4,510
Principal payments on debt                           (3,794)       (5,812)
Issuance of American Express common shares               88           126
Repurchase of American Express common shares         (1,130)         (577)
Dividends paid                                         (209)         (212)
                                                    -------       -------
Net cash (used) provided by financing activities     (3,924)        1,270

Effect of exchange rate changes on cash                 (35)          (38)
                                                    -------       -------
Net (decrease) increase in cash and
 cash equivalents                                      (678)          795

Cash and cash equivalents at beginning of period      4,179         2,677
                                                    -------       -------
Cash and cash equivalents at end of period          $ 3,501       $ 3,472
                                                    =======       =======

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1.Basis of Presentation

  The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1997. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

  Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $163 million and $154 million for the second quarter of 1998 and 1997, respectively, and $324 million and $297 million for the six months ended June 30, 1998 and 1997, respectively. Interest and Dividends is presented net of interest expense of $151 million and $152 million for the second quarter of 1998 and 1997, respectively, and $294 million and $292 million for the six months ended June 30, 1998 and 1997, respectively, related primarily to the Company's international banking operations.

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

  Comprehensive Income
  --------------------
  SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six month periods ended June 30, 1998 and 1997 were as follows:


                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       ------------------    -----------------
  (in millions)                          1998     1997         1998     1997
                                       ------------------    -----------------
  Net income                            $ 578    $ 520       $ 1,037   $ 974
  Change in:
    Unrealized gains (losses)
      on securities                         5      237           (12)     23
    Foreign currency translation
      adjustments                           -      (19)           (2)    (18)
                                       ------------------   ------------------
  Total                                 $ 583    $ 738       $ 1,023   $ 979
                                       ==================   ==================

  Segment Information
  -------------------
  SFAS No. 131 redefines operating segments based on management's internal reporting structure. Accordingly, the Travelers Cheque operation, which was previously included in the Travel Related Services (TRS) segment, is now reported with American Express Bank (the Bank). Prior year amounts have been reclassified as set forth below, to conform with the requirements of SFAS No. 131.


  Net Revenues                      Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   --------------------  --------------------
  (in millions)                        1998      1997        1998      1997
                                   --------------------  --------------------
  Travel Related Services           $ 3,270   $ 3,031     $ 6,353   $ 5,895
  American Express
    Financial Advisors                1,282     1,143       2,503     2,227
  American Express Bank/
    Travelers Cheque                    251       282         508       551
  Corporate and Other                   (42)      (34)        (82)      (88)
                                   --------------------  --------------------
  Total                             $ 4,761   $ 4,422     $ 9,282   $ 8,585
                                   ====================  ====================

  Net Income                        Three Months Ended    Six Months Ended
                                         June 30,             June 30,
                                   --------------------  -------------------
  (in millions)                        1998     1997         1998     1997
                                   --------------------  -------------------
  Travel Related Services           $  360    $  305      $   676   $  572
  American Express
    Financial Advisors                 212       183          398      340
  American Express Bank/
    Travelers Cheque                    47        70          (36)     139
  Corporate and Other                  (41)      (38)          (1)     (77)
                                   --------------------  -------------------
  Total                             $  578    $  520      $ 1,037   $  974
                                   ====================  ===================

3.Earnings per Share

  The computation of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 1998 and 1997 are as follows:


  (in millions,except per share    Three Months Ended    Six Months Ended
   amounts)                             June 30,             June 30,
                                   ------------------   ------------------
                                      1998      1997        1998     1997
                                   ------------------   ------------------
  Numerator for basic and
    diluted EPS                     $  578    $  520     $ 1,037   $  974

  Denominator:
  Denominator for basic EPS -
    weighted-average shares          456.3     465.1       458.4    466.6
  Effect of dilutive securities:
    Stock Options and Restricted
      Stock Awards                     8.9       8.7         8.9      8.9
    5% Exchangeable Lehman
      Brothers Holdings, Inc.
      Preferred Shares                  -        6.2          -       6.2
    Other                              0.1       0.1         0.1      0.1
                                   ------------------   ------------------
    Potentially dilutive
      common shares                    9.0      15.0         9.0     15.2
                                   ------------------   ------------------
  Denominator for diluted EPS        465.3     480.1       467.4    481.8
                                   ------------------   ------------------
  Basic EPS                         $ 1.27    $ 1.12     $  2.26   $ 2.09
                                   ------------------   ------------------
  Diluted EPS                       $ 1.24    $ 1.08     $  2.22   $ 2.02
                                   ------------------   ------------------


4.Investment Securities

  The following is a summary of investments at June 30, 1998 and December 31, 1997:

                                            June 30,     December 31,
(in millions)                                 1998           1997
                                           ---------     ------------
Held to Maturity, at amortized cost
  (fair value: 1998, $11,451; 1997,
  $12,429)                                   $10,898        $11,871
Available for Sale, at fair value (cost:
  1998, $24,734; 1997, $22,816)               25,620         23,727
Investment mortgage loans (fair value:
  1998, $4,085; 1997, $4,026)                  3,863          3,831
Trading                                          221            219
                                             -------        -------
                                             $40,602        $39,648
                                             =======        =======

5.Taxes and Interest

  Net income taxes paid during the six months ended June 30, 1998 and 1997 were approximately $415 million and $471 million, respectively. Interest paid during the six months ended June 30, 1998 and 1997 was approximately $1.1 billion and $1.2 billion, respectively.


6.Cumulative Quarterly Income Preferred Shares

  On July 16, 1998, American Express Company Capital Trust I, a subsidiary of the Company established as a Delaware statutory business trust (the Trust), completed a public offering of 20,000,000 shares (carrying value of $500 million) of 7.0% Cumulative Quarterly Income Preferred Shares (QUIPS) (liquidation preference of $25 per share). Proceeds of the issue were invested in Junior Subordinated Debentures issued by the Company due 2028 which represent the sole assets of the Trust. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the option to redeem the Junior Subordinated Debentures, in whole or in part, at any time on or after July 16, 2003, which will result in the redemption of a corresponding amount of QUIPS. The Company used the proceeds from the Junior Subordinated Debentures for general corporate purposes. Distributions on the QUIPS will be reported as interest expense in the Consolidated Statements of Income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Six Months Ended June 30, 1998 and 1997

The Company's consolidated net income rose 11 percent and 7 percent in the three and six month periods ended June 30, 1998, respectively. Diluted earnings per share increased 15 percent and 10 percent for the three and six month periods ended June 30, 1998, respectively. These results were in line with the Company's long-term targets of: 12-15 percent earnings per share growth, with at least 8 percent coming from higher revenue; and a return on equity of 18-20 percent. Consolidated revenues were 8 percent higher for both the three and six months ended June 30, 1998, as a result of growth in worldwide billed business, Cardmember spending and Cardmember loans, wider interest margins in the lending portfolio as well as higher management and distribution fees. Consolidated expenses rose, primarily due to higher expenses related to human resources, marketing and promotion and provision for losses.

The 1998 six month results include a $213 million ($138 million after-tax) credit loss provision at AEB relating to its Asia/Pacific portfolio. In addition, these results include income in the first quarter of $106 million ($78 million after-tax) representing a $60 million gain ($39 million after-tax) from sales of common stock of First Data Corporation and a $46 million preferred stock dividend ($39 million after-tax) based on earnings from Lehman Brothers.

Consolidated Liquidity and Capital Resources

In the first half of 1998, the Company repurchased 11.9 million common shares at an average price of $96.95 per share and canceled 12.6 million common shares under its repurchase program.

In July 1998, American Express Company Capital Trust I, a subsidiary of the Company created as a Delaware statutory business trust (the Trust), sold 20,000,000 shares (carrying value of $500 million) of 7.0% Cumulative Quarterly Income Preferred Shares (QUIPS) (liquidation preference of $25 per share). Proceeds of the issue, which represent the sole assets of the Trust, were invested in Junior Subordinated Debentures issued by the Company, due 2028. The Company used the proceeds from the Junior Subordinated Debentures for general corporate purposes. (See Note 6 to Consolidated Financial Statements for further information.)

Accounting Development

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2000. This Statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded either to the Statement of Income or Shareholders' Equity, depending on the intended use of the derivative. Based on the derivatives the Company currently has in place, the adoption of this Statement is not expected to have a material impact on net income.<F1> However, the actual impact will depend on the derivatives the Company has in place at the time of adoption.

--------------------------------------
[FN]
<F1>  This is a  forward-looking  statement  which  is  subject  to  risks  and uncertainties. Important actors that could cause results to differ materially from the forward-looking statement include, among other things, unanticipated changes in the volume, type, use and price of derivatives held by the Company.

                                       9


Travel Related Services

Results of Operations For The Three and Six Months Ended June 30, 1998  and
1997

                               Statement of Income
                               -------------------
                                   (Unaudited)
(Dollars in millions)

                                Three Months              Six Months
                                    Ended                   Ended
                                  June 30,                 June 30,
                               ------------- Percentage  ------------ Percentage
                                 1998   1997  Inc/(Dec)   1998   1997  Inc/(Dec)
                               ------------------------  -----------------------

Net Revenues:
 Discount Revenue              $1,525  $1,407    8.4%   $2,955  $2,714    8.9%
 Net Card Fees                    398     403   (1.2)      796     808   (1.5)
 Travel Commissions and Fees      403     381    5.9       754     717    5.1
 Other Revenues                   614     536   14.4     1,201   1,064   12.9
 Lending:
  Finance Charge Revenue          493     458    7.7       971     889    9.2
  Interest Expense                163     154    5.8       324     297    9.1
                               --------------           --------------
   Net Finance Charge Revenue     330     304    8.6       647     592    9.3
                               --------------           --------------
  Total Net Revenues            3,270   3,031    7.9     6,353   5,895    7.8
                               --------------           --------------
Expenses:
 Marketing and Promotion          275     233   17.7       519     428   21.3
 Provision for Losses and Claims:
  Charge Card                     236     239   (1.2)      454     429    5.8
  Lending                         187     187    0.1       405     398    1.7
  Other                            11      15  (21.5)       24      30  (19.0)
                               --------------           --------------
   Total                          434     441   (1.3)      883     857    3.0
                               --------------           --------------
 Charge Card Interest Expense     203     174   16.3       399     343   16.3
 Net Discount Expense             170     165    2.9       310     317   (2.1)
 Human Resources                  843     764   10.3     1,630   1,495    9.0
 Other Operating Expenses         799     794    0.7     1,584   1,578    0.3
                               --------------           --------------
   Total Expenses               2,724   2,571    5.9     5,325   5,018    6.1
                               --------------           --------------
Pretax Income                     546     460   18.8     1,028     877   17.3
Income Tax Provision              186     155   20.3       352     305   15.8
                               --------------           --------------
Net Income                       $360    $305   18.0      $676    $572   18.0
                               ==============           ==============


The following table, which is presented for analytical purposes only, presents the effect on the above Statement of Income related to TRS' securitized receivables. It includes a pretax gain of $36 million in the second quarter of 1998 ($23 million after-tax) related to the securitizations of U.S. receivables, which was recognized in accordance with Statement of Financial Accounting Standards No. 125. This gain was invested in additional Marketing and Promotion expenses which have also been included in the table below and had no material effect on net income or total expenses in 1998.


                              Three Months Ended        Six Months Ended
                                   June 30,                  June 30,
                              ------------------        -----------------
                               1998      1997            1998      1997
                              ------------------        -----------------
Increase (Decrease) in Net
 Card Fees                       $5       $(1)             $5       $(1)
Increase in Other Revenues       78        43             155        95
Decrease in Lending Finance
 Charge Revenue                (102)      (47)           (208)      (95)
Decrease in Lending Interest
 Expense                         34        17              67        34
Increase in Marketing and
 Promotion Expense              (36)       -              (36)       -
Decrease in Provision for
 Losses and Claims:
   Charge Card                   71        74             125       136
   Lending                       64        16              94        27
Decrease in Charge Card
 Interest Expense                56        63             108       121
Increase in Net Discount
 Expense                       (170)     (165)           (310)     (317)
                              ----------------          ----------------
   Pretax Income              $   -     $   -           $   -     $   -
                              ----------------          ----------------


Travel Related Services

                        Selected Statistical Information
                        --------------------------------
                                   (Unaudited)
(Amounts in billions, except where indicated)

                                    Three Months           Six Months
                                      Ended                  Ended
                                     June 30,               June 30,
                                    ---------- Percentage  ---------- Percentage
                                    1998  1997 Inc/(Dec)   1998  1997 Inc/(Dec)
                                   ---------------------  ---------------------

Total Cards in Force (millions):
     United States                  29.6   29.7   (0.3)%    29.6   29.7   (0.3)%
     Outside the United States      14.2   12.6   13.1      14.2   12.6   13.1
                                   ------------            ------------
          Total                     43.8   42.3    3.7      43.8   42.3    3.7
                                   ============            ============
Basic Cards in Force (millions):
     United States                  23.3   23.2    0.7      23.3   23.2    0.7
     Outside the United States      11.0    9.7   13.0      11.0    9.7   13.0
                                   ------------            ------------
          Total                     34.3   32.9    4.4      34.3   32.9    4.4
                                   ============            ============
Card Billed Business:
     United States                 $41.4  $37.2   11.4     $79.9  $71.8   11.3
     Outside the United States      15.4   14.7    4.3      29.5   28.0    5.2
                                   ------------            ------------
          Total                    $56.8  $51.9    9.4     $109.4 $99.8    9.6
                                   ============            ============
Average Discount Rate*              2.72%  2.74%     -      2.73%   2.74%    -
Average Basic Cardmember
     Spending (dollars)*           $1,717 $1,602    7.2    $3,313  $3,103   6.8
Average Fee per Card (dollars)*       $38    $39   (2.6)      $38     $39  (2.6)
Travel Sales                         $4.9   $4.5   10.2      $9.2    $8.4   9.6
Travel Commissions and Fees/Sales**  8.2%   8.5%     -       8.2%    8.5%    -
Owned and Managed Charge Card
    Receivables:
     Total Receivables              $23.4  $22.2    5.2     $23.4   $22.2   5.2
     90 Days Past Due as a %
      of Total                       3.1%   3.3%     -       3.1%    3.3%    -
     Loss Reserves (millions)      $1,015   $976    4.1    $1,015    $976   4.1
          % of Receivables           4.3%   4.4%     -       4.3%    4.4%    -
          % of 90 Days Past Due      142%   134%     -       142%    134%    -
     Net Loss Ratio                 0.46%  0.50%     -      0.46%   0.50%    -
Owned and Managed U.S. Cardmember
     Lending:
     Total Loans                   $14.8  $13.2    12.7    $14.8   $13.2   12.7
     Past Due Loans as a %
      of Total:
          30-89 Days                 2.3%   2.5%     -       2.3%    2.5%    -
          90+ Days                   1.1%   1.1%     -       1.1%    1.1%    -
     Loss Reserves (millions):
          Beginning Balance         $591   $533   10.9      $589    $488   20.8
               Provision             219    198   10.3       440     399   10.0
               Net Charge-
                Offs/Other          (233)  (197)  18.1      (452)   (353)  27.8
                                   ------------            -------------
          Ending Balance            $577   $534    8.1      $577    $534    8.1
                                   ============            =============
          % of Loans                 3.9%   4.1%     -       3.9%    4.1%    -
          % of Past Due              115%   113%     -       115%    113%    -
     Average Loans                  $14.5  $13.2   10.0    $14.3   $13.0   10.4
     Net Write-Off Rate              6.6%   6.0%     -       6.5%    5.5%    -
     Net Interest Yield              9.5%   8.7%     -       9.5%    8.7%    -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
 **   Computed from information provided herein.

Travel Related Services

Travel Related Services' (TRS) net income rose 18 percent for the three and six months ended June 30, 1998 compared with a year ago. Net revenues increased 8 percent in both periods, reflecting higher billed business in the United States and internationally, as well as growth in Cardmember loans and wider interest margins. In the second quarter of 1998 TRS recognized a gain of $36 million ($23 million after-tax) from the securitizations of U.S. receivables; this treatment is required by Statement of Financial Accounting Standards No. 125. This gain was invested in additional Marketing and Promotion expenses and had no material effect on net income or total expenses.

The improvement in discount revenue resulted from higher billed business, which arose from a greater number of cards outstanding and higher spending per basic Cardmember. The average discount rate declined two basis points and one basis point for the three and six month periods ended June 30, 1998, respectively. Changes in the mix of billed business, the continued shift to electronic data capture, volume related pricing discounts, and selective repricing initiatives probably will result in some discount rate erosion over time.<F1> The increase in Cardmember spending, which is in part due to the benefits of rewards programs and expanded merchant coverage, reflects higher growth in domestic consumer, corporate and small business Cardmember spending. Travel commissions and fees rose due to higher sales, partially offset by lower commission rates.

Lending net finance charge revenue, excluding securitizations, rose by 19 percent and 21 percent for the three and six months ended June 30, 1998, respectively, compared with a year ago. This increase was largely due to the 13 percent growth in worldwide lending balances and higher yields on the U.S. portfolio which resulted primarily from changes in the product mix and a lower portion of the portfolio on introductory rates compared with the prior year.

The provisions for losses for the three and six months ended June 30, 1998 were due to higher volumes overall and increased loss rates in the consumer lending portfolio. For the second quarter of 1998, such increases are partially offset by improved charge card loss rates and the benefit of securitizing a portion of the loan portfolio. The securitization gains described above were offset by higher marketing and promotion expenses. Human resource expenses increased as a result of higher average employee levels, merit increases and greater contract programmer costs for technology related projects. Other operating expenses were essentially flat, with higher costs for loyalty programs and Cardmember service related volumes offset by the benefits of ongoing cost containment efforts.

--------------------------------------
[FN]
<F1>  This is a  forward-looking  statement  which  is  subject  to  risks  and uncertainties. Important factors that could cause results to differ materially from the forward-looking statement include, among other things, unanticipated changes in TRS' mix of business and competitive pressures.

                                       12


Travel Related Services

Liquidity and Capital Resources

                           Selected Balance Sheet Information
                           ----------------------------------
                                   (Unaudited)
(Dollars in billions, except percentages)

                           June 30, December 31, Percentage June 30, Percentage
                             1998      1997      Inc/(Dec)   1997    Inc/(Dec)
                            ------    ------     ---------   ------  ---------

Accounts Receivable, net    $19.4     $20.5       (5.1)%     $18.4     5.6%
U.S. Cardmember Loans       $11.8     $12.6       (5.8)      $12.2    (2.7)
Total Assets                $38.9     $40.7       (4.5)      $37.4     3.9
Short-term debt             $18.1     $20.9      (13.9)      $18.4    (2.1)
Long-term debt               $5.9      $6.0       (0.6)       $5.6     7.0
Total Liabilities           $33.9     $36.1       (6.1)      $32.7     3.5
Total Shareholder's Equity   $5.0      $4.6        7.5        $4.7     6.8
Return on Average Equity*   26.5%     25.1%          -       24.2%      -
Return on Average Assets*    3.2%      3.0%          -        3.0%      -


* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115. June 30, 1997 also excludes a fourth quarter 1996 restructuring charge of $125 million (after-tax).

In February 1998, American Express Credit Corporation (Credco), a wholly owned subsidiary of TRS, issued $150 million 1.125% Cash Exchangeable Notes due February, 2003. These Notes are exchangeable for an amount in cash which is linked to the price of the common stock of the Company. Credco has entered into hedging agreements designed to fully hedge its obligations under these Notes.

In May 1998, the American Express Master Trust issued an additional $1 billion Class A Floating Rate Accounts Receivable Trust Certificates. The securitized assets consist of receivables generated under designated American Express Card, Gold Card, and Platinum Card consumer accounts.

In June 1998, the American Express Credit Account Master Trust (the Trust) securitized an additional $1 billion of loans through the public issuance of two classes of investor certificates and a privately placed collateral interest in the assets of the Trust. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign and Travel revolving credit accounts owned by American Express Centurion Bank, a wholly owned subsidiary of TRS.

American Express Financial Advisors

Results of Operations For The Three and Six Months Ended June 30, 1998  and
1997

                           Statement of Income
                           -------------------
                              (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                  Three Months             Six Months
                                     Ended                   Ended
                                    June 30,                June 30,
                                  ------------ Percentage  ---------- Percentage
                                   1998  1997  Inc/(Dec)   1998  1997  Inc/(Dec)
                                  -----------------------  --------------------

Revenues:
 Investment Income                 $603   $586   2.9%    $1,216 $1,156      5.2%
 Management and Distribution Fees   482    360  33.8        900    691     30.2
 Other Revenues                     197    197    -         387    380      1.8
                                  ------------           -------------
  Total Revenues                  1,282  1,143  12.2      2,503  2,227     12.4
                                  ------------           -------------
Expenses:
 Provision for Losses and Benefits:
  Annuities                         292    304  (4.1)       589    610     (3.4)
  Insurance                         125    113  10.0        242    217     11.4
  Investment Certificates            58     58   1.5        131     99     32.1
                                  ------------           -------------
    Total                           475    475  (0.1)       962    926      3.9
  Human Resources                   364    294  23.8        700    594     18.0
  Other Operating Expenses          134    109  23.2        261    205     26.7
                                  ------------           -------------
    Total Expenses                  973    878  10.8      1,923  1,725     11.4
                                  ------------           -------------
Pretax Income                       309    265  16.6        580    502     15.8
Income Tax Provision                 97     82  18.1        182    162     12.3
                                  ------------           -------------
Net Income                         $212   $183  16.0       $398   $340     17.1
                                  ------------           -------------


American Express Financial Advisors

                           Selected Statistical Information
                           --------------------------------
                                   (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                  Three Months             Six Months
                                     Ended                   Ended
                                    June 30,                June 30,
                                  ------------ Percentage  ---------- Percentage
                                   1998  1997  Inc/(Dec)   1998  1997  Inc/(Dec)
                                  -----------------------  --------------------

Revenues, Net of Provisions        $807   $668  20.9%    $1,541 $1,301    18.4%
Investments (billions)            $31.0  $29.3   5.7      $31.0  $29.3     5.7
Client Contract
 Reserves (billions)              $30.2  $29.4   2.7      $30.2  $29.4     2.7
Shareholder's Equity (billions)    $4.0   $3.4  17.5       $4.0   $3.4    17.5
Return on Average Equity*          22.3%  21.2%   -        22.3%  21.2%     -

Life Insurance in
 force (billions)                 $77.8  $71.0   9.7      $77.8  $71.0     9.7
Deferred Annuities in
 force (billions)                 $43.5  $38.6  12.6      $43.5  $38.6    12.6
Assets Owned, Managed
 or Administered  (billions):
  Assets managed for
   institutions                   $44.0  $39.3  11.9      $44.0  $39.3    11.9
  Assets owned, managed
   or administered
   for individuals:
    Owned Assets:
     Separate Account Assets       26.6   21.1  26.2       26.6   21.1    26.2
     Other Owned Assets            37.2   35.2   5.7       37.2   35.2     5.7
                                 -------------           -------------
      Total Owned Assets           63.8   56.3  13.3       63.8   56.3    13.3
    Managed Assets                 83.0   66.7  24.5       83.0   66.7    24.5
    Administered Assets            11.2    6.3  79.5       11.2    6.3    79.5
                                 -------------           -------------
      Total                      $202.0 $168.6  19.8     $202.0 $168.6    19.8
                                 =============           =============

Market Appreciation
 (Depreciation) During
 the Period:
  Owned Assets:
   Separate Account Assets         $361 $2,260 (84.0)%   $2,971 $1,716    73.1%
   Other Owned Assets               $24   $265 (90.9)       $42    $21      #
    Total Managed Assets         $1,045 $8,406 (87.6)    $9,889 $7,609    30.0

Sales of Selected Products:
  Mutual Funds                   $5,474 $4,091  33.8    $10,569 $8,120    30.2
  Annuities                        $702   $947 (25.8)    $1,353 $1,817   (25.5)
  Investment Certificates          $383   $285  34.4       $841   $475    76.9
  Life and Other Insurance
   Products                        $104   $100   4.2       $187   $203    (7.7)

Number of Financial Advisors**    9,869  8,476  16.4      9,869  8,476    16.4
Fees from Financial
 Plans (millions)                 $20.9  $15.2  37.2      $38.4  $28.6    34.5
Product Sales Generated
 from Financial Plans as a
 percentage of total sales         64.7%  66.3%  -         64.9%  65.4%     -

#  Denotes variances of more than 100%.
* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.
** Includes 1,105 advisors from the acquisition of Securities America in the first quarter of 1998.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) revenue and earnings growth for the three and six month periods ended June 30, 1998 was due to higher management fees from increased managed asset levels, including separate account assets, and greater distribution fees driven by record mutual fund sales and higher asset levels. Managed assets rose due to both market appreciation and net sales since the prior year.

The increase in investment income reflects higher asset levels and higher yields compared with the prior year. Other revenues benefited from higher life insurance premiums.

The provision for annuities declined due to flat in-force levels and lower accrual rates. The provision for insurance benefits rose, reflecting greater policies in force and unfavorable claims experience in life insurance. The greater provision for investment certificates was a result of higher in-force levels and accrual rates.

Human resource expenses rose as a result of a volume-driven increase in advisors' compensation reflecting growth in sales and asset levels. The rise in other operating expenses is due to increased spending on systems technology, advertising and other costs related to higher business volumes.


American Express Financial Advisors

Liquidity and Capital Resources

                       Selected Balance Sheet Information
                       ----------------------------------
                                 (Unaudited)

(Amounts in billions, except percentages)

                            June 30, December 31, Percentage June 30, Percentage
                             1998       1997      Inc/(Dec)     1997  Inc/(Dec)
                            ------     ------     ---------    ------ ---------

Investments                 $31.0      $30.7        1.0%       $29.3      5.7%
Separate Account Assets     $26.6      $23.2       14.5        $21.1     26.2
Total Assets                $63.8      $59.8        6.6        $56.3     13.3
Client Contract Reserves    $30.2      $30.2        0.1        $29.4      2.7
Total Liabilities           $59.8      $56.1        6.6        $53.0     13.0
Total Shareholder's Equity   $4.0       $3.7        6.1         $3.4     17.5
Return on Average Equity*    22.3%      21.8%        -          21.2%      -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

AEFA's total assets rose from year-end primarily as a result of market appreciation in separate account assets.


American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations For The Three and Six Months Ended June 30, 1998 and
1997

                           Statement of Income
                           -------------------
                              (Unaudited)

(Amounts in millions, except percentages)

                                  Three Months             Six Months
                                      Ended                   Ended
                                     June 30,                June 30,
                                  ------------ Percentage  ---------- Percentage
                                   1998  1997  Inc/(Dec)   1998  1997  Inc/(Dec)
                                  -----------------------  --------------------

Net Revenues:
 Interest Income                   $218  $226   (3.4)%     $428  $444    (3.6)%
 Interest Expense                   147   148   (0.7)       286   284     0.6
                                  -----------             -----------
   Net Interest Income               71    78   (8.6)       142   160   (11.1)
 Travelers Cheque
  Investment Income                  80    83   (3.4)       161   164    (2.5)
 Foreign Exchange Income             35    21   68.4         83    40      #
 Commissions, Fees and
  Other Revenues                     65   100  (35.0)       122   187   (34.3)
                                  -----------             -----------
   Total Net Revenues               251   282  (10.8)       508   551    (7.7)
                                  -----------             -----------
Expenses:
 Human Resources                     79    75    5.7        153   148     3.5
 Other Operating Expenses           136   133    2.3        261   254     2.3
 Provision for Losses                13     8   68.9        245    18      #
                                  -----------             -----------
   Total Expenses                   228   216    5.9        659   420    56.9
                                  -----------             -----------
Pretax Income/(Loss)                 23    66  (65.4)      (151)  131      -
Income Tax Benefit                  (24)   (4)    #        (115)   (8)     #
                                  -----------             -----------
Net Income/(Loss)                   $47   $70  (33.7)      $(36) $139      -
                                  ===========             ===========

                           Selected Statistical Information
                           --------------------------------
                                  Three Months             Six Months
                                      Ended                   Ended
                                     June 30,                June 30,
                                  ------------ Percentage  ---------- Percentage
                                   1998  1997  Inc/(Dec)   1998  1997  Inc/(Dec)
                                  -----------------------  --------------------
American Express Bank:
     Assets Managed /
      Administered *               $5.6  $5.0   11.8%      $5.6  $5.0    11.8%
     Assets of Non-Consolidated
      Joint Ventures               $2.7  $1.4   96.3       $2.7  $1.4    96.3
Travelers Cheque:
     Sales                         $6.4  $6.6   (3.3)     $11.2 $11.7    (4.4)
     Average Outstanding           $6.0  $6.0    0.2       $5.8  $5.9    (0.6)
     Average Investments           $5.7  $5.7     -        $5.6  $5.5     0.3
     Tax equivalent yield           9.0%  9.3%    -         9.1%  9.3%     -

#   Denotes variance of more than 100%.

*   Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

Net income declined for the three and six month periods ended June 30, 1998. The six month period ended June 30, 1998 included a $213 million ($138 million after-tax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia. The prior year's results included approximately $24 million ($16 million after-tax) in the first and second quarters related to increased recognition of recoveries on abandoned property related to the TC business. These recoveries are included in commissions, fees and other revenues.

The continuing economic downturn in Asia contributed to reduced net interest income, and commissions and fees. This decline was offset by significant growth in foreign exchange trading revenue, primarily in Asia.


American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources

                       Selected Balance Sheet Information
                        ---------------------------------
                                   (Unaudited)
(Amounts in billions, except percentages and where indicated)

                            June 30, December 31, Percentage June 30, Percentage
                              1998      1997      Inc/(Dec)    1997    Inc/(Dec)
                             ------    ------     ---------   ------   ---------

Travelers Cheque
 Investments                  $6.5     $5.9          9.2%      $6.4        2.0%
Total Loans                   $6.1     $6.2         (0.8)      $6.4       (4.3)
  Total Nonperforming
   Loans (millions)           $205      $47            #        $80          #
  Other Nonperforming
   Assets (millions)           $73      $11            #         $4          #
  Reserve for Credit
   Losses (millions)*         $350     $137            #       $131          #
  Loan Loss Reserves as a
   Percentage of Total Loans   4.3%     2.1%            -       2.0%         -
Total Assets                 $18.8    $19.7         (4.1)     $20.5       (8.2)
Deposits                      $8.1     $8.5         (4.8)      $9.0       (9.8)
Travelers Cheques
 Outstanding                  $6.3     $5.6         12.0       $6.5       (2.2)
Total Liabilities            $17.7    $18.4         (3.8)     $19.4       (8.6)
Total Shareholder's
 Equity (millions)          $1,135   $1,248         (9.0)    $1,157       (1.9)
Return on Average Assets**    0.50%    1.40%          -        1.38%         -
Return on Average Common
 Equity**                     10.4%    28.7%          -        27.8%         -
Risk-Based Capital Ratios:
          Tier 1               9.2%     8.8%          -         8.4%         -
          Total               12.2%    12.3%          -        11.3%         -
          Leverage Ratio       5.6%     5.3%          -         5.5%         -

#   Denotes variance of more than 100%.

*   Allocation:
      Loans                   $265     $131                    $130
      Other Assets,
       primarily derivatives    84        6                       1
      Other Liabilities          1       -                       -
                              ----     ----                    ----
      Total Credit
       Loss Reserves          $350     $137                    $131
                              ====     ====                    ====
** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

AEB/TC total assets declined from year end primarily due to lower unrealized gains on foreign exchange and derivatives contracts in Asia. As presented in the table below, AEB had approximately $2.4 billion outstanding in loans in the Asia/Pacific region at June 30, 1998, down from $2.8 billion at December 31, 1997. In addition, there are other banking activities in the region, such as forward contracts, various contingencies and market placements, which added approximately $1.3 billion to AEB's credit exposures at June 30, 1998 (compared with $1.5 billion at December 31, 1997). American Express has taken steps to ensure that AEB remains well capitalized, as defined by regulatory guidelines. In April 1998, American Express purchased $225 million of deferred tax assets from AEB, thereby reducing non-qualifying assets and increasing regulatory capital. American Express expects to be able to utilize these deferred tax assets over time within its consolidated tax return and, therefore, realize full value.


                              American Express Bank
                     Asia/Pacific Region Exposure By Country
                     ---------------------------------------
                                   (Unaudited)

($ in billions)
                                Net
                     FX      Guarantees            6/30/98   3/31/98  12/31/97
                     and        and                 Total     Total     Total
Country   Loans  Derivatives Contingents  Other*  Exposure** Exposure  Exposure
-------   -----  ----------- -----------  ------  ---------  --------  --------

Hong Kong  $1.0      $ -       $ 0.1       $0.1     $1.2       $1.0      $1.0
Indonesia   0.4      0.1         0.1        0.1      0.6        0.8       0.9
Singapore   0.3        -         0.1        0.1      0.5        0.6       0.6
Korea       0.1      0.1         0.1        0.1      0.4        0.5       0.7
Taiwan      0.3        -         0.1        0.1      0.5        0.4       0.5
China       0.1        -           -          -      0.1        0.1       0.1
Japan         -        -           -        0.1      0.1        0.1       0.2
Thailand    0.1        -           -          -      0.1        0.1       0.1
Other       0.1        -           -        0.1      0.2        0.2       0.2
           ----     ----        ----       ----     ----       ----      ----
Total
 Asia**    $2.4     $0.2        $0.5       $0.6     $3.7       $3.7      $4.3
           ====     ====        ====       ====     ====       ====      ====

*  Includes cash, placements and securities.
** Individual items may not add to totals due to rounding.

Corporate and Other

Corporate and Other had net expenses of $41 million and $1 million for the three months and six months ended June 30, 1998, respectively, compared with net expenses of $38 million and $77 million in the same periods last year. Included in Other Expenses for the six months ended June 30, 1998 is income in the first quarter of $106 million ($78 million after-tax) comprising a $60 million gain ($39 million after-tax) from sales of common stock of First Data Corporation and a $46 million preferred stock dividend ($39 million after-tax) based on earnings from Lehman Brothers.

                      INDEPENDENT ACCOUNTANTS' REVIEW REPORT



The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1998 and the related consolidated statements of income for the three and six-month periods ended June 30, 1998 and 1997 and consolidated statements of cash flows for the six month periods ended June 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 13, 1998

                           PART II. OTHER INFORMATION

                            AMERICAN EXPRESS COMPANY



Item 4.   Submission of Matters to a Vote of Security Holders

     For information relating to the matters voted upon at the registrant's annual meeting for shareholders held on April 27, 1998, see Item 4 on page 21 of the registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998, which is incorporated herein by reference.

Item 5.   Other information

     Under the Registrant's By-laws, shareholders who wish to present a proposal at the 1999 annual meeting of shareholders (other than a proposal that will be included in the Registrant's proxy materials) must notify the Registrant no earlier than December 28, 1998 and no later than January 27, 1999.


Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               See Exhibit Index on page E-1 hereof.

          (b) Reports on Form 8-K:

               Form  8-K,  dated  July  27,  1998,   Item  5,  relating  to  the
               registrant's earnings for the quarter ended June 30, 1998.

               Form 8-K dated August 5, 1998, Item 5, reporting certain information from speeches presented by Harvey Golub, the Company's Chairman and Chief Executive Officer, and Steve Alesio, President of American Express Small Business Services, on August 5, 1998, to the financial community.

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





                                     AMERICAN EXPRESS COMPANY
                                     ------------------------
                                          (Registrant)





Date: August 13, 1998                By/s/ Richard Karl Goeltz
                                       -----------------------
                                       Richard Karl Goeltz
                                       Vice Chairman and
                                       Chief Financial Officer




Date: August 13, 1998                By /s/ Daniel T. Henry
                                       -----------------------
                                        Daniel T. Henry
                                        Senior Vice President and
                                        Comptroller
                                        (Chief Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description
     -------                  -----------

     12   Computation in Support of Ratio of Earnings to Fixed Charges.

     15   Letter re Unaudited Interim Financial Information.

     27   Financial Data Schedule.