Form 10-Q
period 1998-09-30
AMERICAN EXPRESS CO
filed 1998-11-17
CIK 4962

                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[      X    ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1998

                                  or

[           ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                               ---------------     ----------------

                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


             New York                             13-4922250
 -------------------------------      --------------------------------
 (State or other jurisdiction of               (I.R.S. Employer
  incorporation or organization)             Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
----------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code (212) 640-2000
                                                   -------------------
                                 None
----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 1998
----------------------------------       -------------------------------
Common Shares (par value $.60 per share)        452,089,489 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX

PART I.        Financial Information:

               Consolidated Statements of Income - Three and     1-2
               nine months ended September 30, 1998 and 1997

               Consolidated Balance Sheets - September 30,         3
               1998 and December 31, 1997

               Consolidated Statements of Cash Flows - Nine        4
               months ended September 30, 1998 and 1997

               Notes to Consolidated Financial Statements        5-7

               Management's Discussion and Analysis of          8-25
               Financial Condition and Results of Operations

               Review Report of Independent Accountants           26

Part II.       Other Information                                  27

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Three Months Ended
                                                 September 30,
                                               -----------------
                                                1998        1997
                                                ----        ----
Net Revenues:
 Discount revenue                             $1,522      $1,422
 Interest and dividends, net                     802         809
 Net card fees                                   393         399
 Travel commissions and fees                     441         370
 Other commissions and fees                      405         381
 Cardmember lending net finance charge
   revenue                                       338         318
 Management and distribution fees                476         391
 Life and other insurance premiums               119         106
 Other                                           291         304
                                               -----       -----
   Total                                       4,787       4,500
                                               -----       -----
Expenses:
 Human resources                               1,385       1,190
 Provisions for losses and benefits:
   Annuities and investment certificates         323         355
   International banking, life insurance
     and other                                   152         143
   Charge card                                   148         228
   Cardmember lending                            224         179
 Interest                                        256         241
 Occupancy and equipment                         300         289
 Marketing and promotion                         333         308
 Professional services                           291         264
 Communications                                  123         112
 Other                                           453         473
                                               -----       -----
   Total                                       3,988       3,782
                                               -----       -----
Pretax income                                    799         718
Income tax provision                             225         194
                                               -----       -----
Net income                                      $574        $524
                                               =====       =====

Earnings Per Common Share:
  Basic                                        $1.27       $1.13
                                               =====       =====
  Diluted                                      $1.25       $1.10
                                               =====       =====
Average common shares outstanding for
  earnings per common share (millions):
  Basic                                        451.6       463.0
                                               =====       =====
  Diluted                                      459.6       477.9
                                               =====       =====
Cash dividends declared per
  common share                                $0.225      $0.225
                                               =====       =====

              See notes to Consolidated Financial Statements.

                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                               Nine Months Ended
                                                 September 30,
                                               -----------------
                                                1998        1997
                                                ----        ----
Net Revenues:
 Discount revenue                             $4,476      $4,136
 Interest and dividends, net                   2,423       2,381
 Net card fees                                 1,189       1,206
 Travel commissions and fees                   1,195       1,087
 Other commissions and fees                    1,230       1,081
 Cardmember lending net finance charge
  revenue                                        985         910
 Management and distribution fees              1,376       1,082
 Life and other insurance premiums               346         314
 Other                                           849         889
                                              ------      ------
   Total                                      14,069      13,086
                                              ------      ------
Expenses:
 Human resources                               3,908       3,472
 Provisions for losses and benefits:
   Annuities and investment certificates       1,042       1,064
   International banking, life insurance
     and other                                   666         413
   Charge card                                   602         658
   Cardmember lending                            629         577
 Interest                                        732         674
 Occupancy and equipment                         888         847
 Marketing and promotion                         899         780
 Professional services                           823         730
 Communications                                  346         336
 Other                                         1,322       1,475
                                              ------      ------
   Total                                      11,857      11,026
                                              ------      ------
Pretax income                                  2,212       2,060
Income tax provision                             601         562
                                              ------      ------
Net income                                    $1,611      $1,498
                                              ======      ======

Earnings Per Common Share:
 Basic                                         $3.53       $3.22
                                              ======      ======
 Diluted                                       $3.47       $3.12
                                              ======      ======
Average common shares outstanding for
 earnings per common share (millions):
 Basic                                         456.2       465.4
                                              ======      ======
 Diluted                                       464.9       480.5
                                              ======      ======
Cash dividends declared per
 common share                                 $0.675      $0.675
                                              ======      ======

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (millions)
                                  (Unaudited)

                                                   September 30,  December 31,
Assets                                                  1998          1997
------                                             -------------  ------------
Cash and cash equivalents                             $6,594         $4,179
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1998, $627; 1997, $640                             18,352         19,275
  Other receivables, less reserves:
   1998, $74; 1997, $72                                2,489          2,499
Investments                                           40,365         39,648
Loans:
  Cardmember lending, less reserves:
   1998, $541; 1997, $576                             13,236         13,183
  International banking, less reserves:
   1998, $279; 1997, $131                              5,836          6,062
  Other, net                                             894            864
Separate account assets                               23,033         23,215
Deferred acquisition costs                             2,961          2,894
Land, buildings and equipment--at cost, less
  accumulated depreciation: 1998, $1,976;
  1997, $1,838                                         1,541          1,533
Other assets                                           5,613          6,651
                                                     -------        -------
  Total assets                                      $120,914       $120,003
                                                     =======        =======
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                 $ 10,032       $  9,444
Travelers Cheques outstanding                          6,160          5,634
Accounts payable                                       5,563          4,876
Insurance and annuity reserves:
  Fixed annuities                                     21,296         22,112
  Life and disability policies                         4,203          4,053
Investment certificate reserves                        4,721          4,149
Short-term debt                                       21,047         20,570
Long-term debt                                         7,324          7,873
Separate account liabilities                          23,033         23,215
Other liabilities                                      7,632          8,503
                                                     -------        -------
  Total liabilities                                  111,011        110,429

Guaranteed preferred beneficial interest in
 the Company's junior subordinated deferrable
 interest debentures                                     500              -

Shareholders' equity:
  Common shares, $.60 par value, authorized
    1.2 billion shares; issued and outstanding
    452.3 million shares in 1998 and 466.4
    million shares in 1997                               271            280
  Capital surplus                                      4,604          4,624
  Retained earnings                                    3,952          4,188
  Other comprehensive income, net of tax:
   Net unrealized securities gains                       683            579
   Foreign currency translation adjustments             (107)           (97)
                                                     -------        -------
  Accumulated other comprehensive income                 576            482
                                                     -------        -------
   Total shareholders' equity                          9,403          9,574
                                                     -------        -------
  Total liabilities and shareholders' equity        $120,914       $120,003
                                                     =======        =======

                See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
                                 (Unaudited)


                                                      Nine Months Ended
                                                         September 30,
                                                      ------------------
                                                       1998         1997
                                                       ----         ----
Cash Flows from Operating Activities
Net income                                           $1,611       $1,498
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                  1,943        1,706
  Depreciation, amortization, deferred taxes and
    other                                              (164)         200
  Changes in operating assets and liabilities,
    net of effects of acquisitions and dispositions:
      Accounts receivable and accrued interest          (37)         252
      Other assets                                      571         (216)
      Accounts payable and other liabilities            220          334
Increase in Travelers Cheques outstanding               544          305
Increase in insurance reserves                          122           98
                                                     ------       ------
Net cash provided by operating activities             4,810        4,177
                                                     ------       ------
Cash Flows from Investing Activities
Sale of investments                                   1,464        1,564
Maturity and redemption of investments                4,837        3,479
Purchase of investments                              (6,705)      (5,740)
Net increase in Cardmember receivables                 (599)      (1,252)
Cardmember loans/receivables sold to Trust, net       1,683          516
Proceeds from repayment of loans                     19,386       18,594
Issuance of loans                                   (20,950)     (21,049)
Purchase of land, buildings and equipment              (237)        (249)
Sale of land, buildings and equipment                    22          136
(Acquisitions)dispositions, net of cash
  acquired/sold                                        (353)           9
                                                     ------       ------
Net cash used by investing activities                (1,452)      (3,992)
                                                     ------       ------
Cash Flows from Financing Activities
Net increase in customers' deposits                     787          633
Sale of annuities and investment certificates         3,966        4,518
Redemption of annuities and investment
  certificates                                       (4,234)      (3,859)
Net decrease in debt with maturities of 3 months
  or less                                              (348)      (1,027)
Issuance of debt                                      6,388        9,421
Principal payments on debt                           (6,092)      (6,719)
Issuance of Trust preferred securities                  500            -
Issuance of American Express common shares              105          149
Repurchase of American Express common shares         (1,619)        (924)
Dividends paid                                         (312)        (318)
                                                     ------       ------
Net cash (used) provided by financing activities       (859)       1,874

Effect of exchange rate changes on cash                 (84)        (122)
                                                     ------       ------
Net increase in cash and cash equivalents             2,415        1,937

Cash and cash equivalents at beginning of period      4,179        2,677
                                                     ------       ------
Cash and cash equivalents at end of period           $6,594       $4,614
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

  Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $164 million and $154 million for the third quarter of 1998 and 1997, respectively, and $487 million and $451 million for the nine months ended September 30, 1998 and 1997, respectively.
  Interest and Dividends is presented net of interest expense of $145 million and $150 million for the third quarter of 1998 and 1997, respectively, and $434 million and $438 million for the nine months ended September 30, 1998 and 1997, respectively, related primarily to the Company's international banking operations.

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

  Comprehensive Income
  ---------------------
  SFAS No. 130 requires the display of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine month periods ended September 30, 1998 and 1997 were as follows:
                                        Three Months          Nine Months
                                           Ended                Ended
                                        September 30,        September 30,
                                        -------------        -------------
  (in millions)                         1998     1997         1998    1997
                                        -------------        -------------
  Net income                            $574     $524       $1,611  $1,498
  Change in:
    Unrealized gains (losses)
      on securities                      116      135          104     158
    Foreign currency translation
      adjustments                         (8)      10          (10)     (8)
                                        ----     ----        -----    -----
  Total                                 $682     $669       $1,705   $1,648
                                        ====     ====        =====    =====

  Segment Information
  -------------------
  SFAS No. 131 redefines operating segments based on management's internal reporting structure. Accordingly, the Travelers Cheque operation, which was previously included in the Travel Related Services (TRS) segment, is now reported with American Express Bank (the Bank). Prior year amounts have been reclassified as set forth below to conform with the requirements of SFAS No. 131.

  Net Revenues               Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                             ------------------      -------------------
  (in millions)                 1998      1997          1998      1997
                             ------------------      -------------------
  Travel Related Services     $3,339    $3,083        $9,692    $8,978
  American Express
    Financial Advisors         1,247     1,169         3,750     3,396
  American Express Bank/
    Travelers Cheque             255       290           764       841
  Corporate and Other            (54)      (42)         (137)     (129)
                               -----     -----        ------    ------
  Total                       $4,787    $4,500       $14,069   $13,086
                               =====     =====        ======    ======

  Net Income                 Three Months Ended      Nine Months Ended
                               September 30,           September 30,
                             -----------------       ------------------
  (in millions)                1998      1997           1998     1997
                             -----------------       ------------------
  Travel Related Services      $362      $310         $1,038     $883
  American Express
    Financial Advisors          211       184            609      524
  American Express Bank/
    Travelers Cheque             43        67              7      206
  Corporate and Other           (42)      (37)           (43)    (115)
                                ---       ---          -----    -----
  Total                        $574      $524         $1,611   $1,498
                                ===       ===          =====    =====


3.Earnings per Share

  The computations of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 1998 and 1997 are as follows:

  (in millions, except per        Three Months Ended     Nine Months Ended
  share amounts)                     September 30,         September 30,
                                  ------------------     -----------------
                                     1998      1997         1998      1997
                                  ------------------     -----------------
  Numerator for basic and
    diluted EPS                      $574      $524       $1,611    $1,498

  Denominator:
  Denominator for basic EPS -
    weighted-average shares         451.6     463.0        456.2     465.4
  Effect of dilutive securities:
    Stock Options and Restricted
      Stock Awards                    7.9       8.6          8.6       8.8
    5% Exchangeable Lehman
      Brothers Holdings, Inc.
      Preferred Shares                  -       6.2            -       6.2
    Other                             0.1       0.1          0.1       0.1
                                    -----     -----        -----     -----
    Potentially dilutive common
      shares                          8.0      14.9          8.7      15.1
                                    -----     -----        -----     -----
  Denominator for diluted EPS       459.6     477.9        464.9     480.5
                                    -----     -----        -----     -----
  Basic EPS                         $1.27     $1.13        $3.53     $3.22
                                    -----     -----        -----     -----
  Diluted EPS                       $1.25     $1.10        $3.47     $3.12
                                    -----     -----        -----     -----

4.Investment Securities

  The following is a summary of investments at September 30, 1998 and December 31, 1997:

                                          September 30,    December 31,
  (in millions)                               1998             1997
                                          -------------    ------------
  Held to Maturity, at amortized cost
    (fair value: 1998, $11,189; 1997,
    $12,429)                                  $10,422         $11,871
  Available for Sale, at fair value
    (cost: 1998, $24,793; 1997, $22,816)       25,857          23,727
  Investment mortgage loans (fair value:
    1998, $4,138; 1997, $4,026)                 3,845           3,831
  Trading                                         241             219
                                               ------          ------
    Total                                     $40,365         $39,648
                                               ======          ======


5.Taxes and Interest

  Net income taxes paid during the nine months ended September 30, 1998 and 1997 were approximately $606 million and $627 million, respectively. Interest paid during the nine months ended September 30, 1998 and 1997 was approximately $1.9 billion and $1.8 billion, respectively.


6.Cumulative Quarterly Income Preferred Shares

  On July 16, 1998, American Express Company Capital Trust I, a subsidiary of the Company established as a Delaware statutory business trust (the Trust), completed a public offering of 20,000,000 shares (carrying value of $500 million) of 7.0% Cumulative Quarterly Income Preferred Shares (QUIPS) (liquidation preference of $25 per share). Proceeds of the issue were invested in Junior Subordinated Debentures issued by the Company due 2028 which represent the sole assets of the Trust. The QUIPS are subject to mandatory redemption upon repayment of the Junior Subordinated Debentures at maturity or their earlier redemption. The Company has the option to redeem the Junior Subordinated Debentures, in whole or in part, at any time on or after July 16, 2003, which will result in the redemption of a corresponding amount of QUIPS. The Company used the proceeds from the Junior Subordinated Debentures for general corporate purposes. Distributions on the QUIPS are reported as interest expense in the Consolidated Statements of Income.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Nine Months Ended September 30, 1998 and 1997

The Company's consolidated net income rose 9.5 percent and 7.5 percent in the three and nine month periods ended September 30, 1998, respectively. Diluted earnings per share increased 14 percent and 11 percent for the three and nine month periods ended September 30, 1998, respectively. These results were in line with the Company's long-term targets of: 12-15 percent earnings per share growth and a return on equity of 18-20 percent. The Company did not reach its target of at least an 8 percent increase in revenue. Consolidated revenues were 6.4 percent higher for the three months ended September 30, 1998, and 7.5 percent higher for the nine months ended September 30, 1998, reflecting growth in discount revenue and net finance charge revenue, higher travel commissions and fees and higher management and distribution fees. Revenue growth slowed due to the continuing economic downturn in Asia, which contributed to declines in revenues at American Express Bank. In addition, for the third quarter, lower revenue growth at AEFA resulted from the decline in U.S. equity markets. Higher travel commissions and fees primarily resulted from acquisitions during the quarter, which increased revenues and expenses but did not have a material effect on net income. Consolidated expenses rose, primarily due to higher expenses related to human resources and marketing and promotion, and for the nine month period, a higher provision for losses.

The 1998 nine month results include, in the first quarter, a $213 million ($138 million after-tax) credit loss provision at AEB relating to its Asia/Pacific portfolio and income of $106 million ($78 million after-tax) comprising a $60 million gain ($39 million after-tax) from sales of common stock of First Data Corporation and a $46 million preferred stock dividend ($39 million after-tax) based on earnings from Lehman Brothers.


Consolidated Liquidity and Capital Resources

In the first nine months of 1998, the Company repurchased 16.9 million common shares at an average price of $97.32 per share and canceled
19.1 million common shares under its repurchase program.

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

Accounting Development

In  June 1998, the Financial Accounting Standards Board issued Statement of
Financial   Accounting  Standards  No.  133,  "Accounting  for   Derivative
Instruments  and Hedging Activities," which is effective January  1,  2000.
This   Statement  establishes  accounting  and  reporting   standards   for
derivative instruments, including certain ones which are embedded in other contracts, and for hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. Changes in the fair value of a
derivative  will  be  recorded  either  in  the  Statement  of  Income   or
Shareholders' Equity, depending on the intended use of the derivative. Based on the derivatives the Company currently has, the adoption of this Statement is not expected to have a material effect on net income.<F1> However, the actual effect will depend on the derivatives the Company has in place at the time of adoption.


Year 2000

The Year 2000 (Y2K) issue is the result of computer programs having been written using two digits rather than four to define a year. Some programs may recognize a date using "00" as the year 1900 rather than 2000. This misinterpretation could result in the failure of major systems or miscalculations, which could have a material impact on the Company and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties. The Company began addressing the Y2K issue in 1995 and has established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, date back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. As a part of our plan, we have generally followed and utilized the specific policies and guidelines established by the Federal Financial Institutions Examination Council, as well as other U.S. and international regulatory agencies. Additionally, we continue to participate in Y2K related industry consortia sponsored by various partners and suppliers. Progress is reviewed regularly with the Company's senior management and Board of Directors.

Our Y2K compliance effort related to information technology (IT) systems is divided into two initiatives. The first, which is the much larger initiative, is known internally as "Millenniax," and relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by the Company's individual business units. Business T also encompasses the remediation of non-IT systems. These initiatives involve a substantial number of employees and external consultants. This multiple sourcing approach is intended to mitigate the risk of becoming dependent on any one vendor or resource. While the vast majority of our systems that require


_______________________________
[FN]
   This is a forward-looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward-looking statement include, among other things, unanticipated changes in the volume, type, use and price of derivatives held by the Company.

modification are being remediated, in some cases we have chosen to migrate to new applications that are already Y2K compliant.

The Company's plans for remediation with respect to Millenniax and Business T include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. As part of the first three phases, we have identified the Company's mission-critical systems for purposes of prioritization. The Company's goals are to substantially complete remediation of critical systems by the end of 1998, complete testing of those systems by early 1999, and to continue compliance efforts, including but not limited to, the testing of systems on an integrated basis and independent validation of such testing, through 1999.** We are currently on schedule to meet these goals. With respect to systems maintained by the Company, the first three phases referred to above have been substantially completed for both Millenniax and Business T. As of October 31, 1998, for Millenniax, the remediation/decommission, testing and implementation phases are approximately 80%, 65% and 55% complete, respectively. For Business T, such phases are approximately 70%, 55% and 55% complete, respectively. Certain critical systems have already been made Y2K compliant, such as the Worldwide Credit Authorization System, and we have completed testing of the global point of sale infrastructure. As a result, we have begun issuing Year 2000 dated charge and credit cards.

Our most commonly used methodology for remediation is the sliding window. Once an application/system has been remediated, we apply specific types of tests, such as stress, regression, unit, future date and baseline to ensure that the remediation process has achieved Y2K compliance while maintaining the fundamental data processing integrity of the particular system. To assist with remediation and testing, we are using various standardized tools obtained from a variety of vendors.

The Company's cumulative costs since inception of the Y2K initiatives were $311 million through September 30, 1998 and are estimated to be in the range of $210 - $235 million for the remainder through 2000. ** These include both remediation costs and costs related to replacements that were or will be required as a result of Y2K. These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on the Company's results of operations or financial condition.** Costs related to Millenniax, which represent most of the total Y2K costs of the Company, are managed by and included in the Corporate and Other segment; costs related to Business T are included in the business segments. Y2K costs related to Millenniax represent 15%, 5% and 1% of the AET budget for the years 1998, 1999 and 2000, respectively. Millenniax costs have been substantially offset by an earnings payout from Travelers Inc. related to the 1993 sale of the Shearson Lehman Brothers Division, sales of securities and adjustment of valuation allowances related to certain corporate assets. The Company has not deferred other critical technology projects or investment spending as a result of Y2K. However, because the Company must continually prioritize the allocation of finite financial and human resources, certain non-critical spending initiatives have been deferred.

The Company's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. The Company is working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to us of Y2K. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company. As part of our overall compliance program, the Company is actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to us in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. Because the Company's Y2K compliance is dependent on key third parties being compliant on a timely basis, there can be no assurances that the Company's efforts alone will resolve all Y2K issues.

At this point, the Company has not completed its assessment of reasonably likely Y2K systems failures and related consequences. However, the Company is in the process of preparing specific Y2K contingency plans for all key American Express business units to mitigate the potential impact of such failures. This effort is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide steering committee. Our contingency plans, which will be based in part on an assessment of the magnitude and probability of potential risks, will primarily focus on proactive steps to prevent Y2K failures from occurring, or if they should occur, to detect them quickly, minimize their impact and expedite their repair. The Y2K contingency plans will supplement disaster recovery and business continuity plans already in place, and are expected to include measures such as selecting alternative suppliers and channels of distribution, and developing our own technology infrastructure in lieu of those provided by third parties. Development of the Y2K contingency plans is expected to be substantially complete by the end of the first quarter of 1999, and will continue to be refined throughout 1999 as additional information related to our exposures is gathered. **

Statements   in  this   Y2K  discussion  marked   with two  asterisks  are
forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of the Company to successfully identify systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with the Company to successfully address their Y2K issues.

Euro Conversion

On January 1, 1999, certain member countries of the European Union are scheduled to establish fixed conversion rates between their local currencies and the European Union's common currency (the euro). The Company has established a comprehensive plan to achieve a successful and timely transition to the euro. This plan, which is managed by a dedicated cross-functional team of individuals, includes modifying our systems to comply with related technological requirements, such as the need to prepare customer statements, process transactions and accept payments in euros, and taking certain operational steps to maintain our competitiveness in the marketplace. Certain consequences have been identified as a result of the euro conversion, including loss of foreign exchange revenues on transactions between participating currencies and an increase in competitive products offered by other financial institutions. At the same time, conversion to the euro may create business opportunities, including new fee generating products and services such as the euro travelers cheque, and potential cost savings as business processes are consolidated and reengineered. The transition to the euro, including related conversion costs, which are expensed as incurred, has not had, nor is it expected to have, a material adverse impact on the Company's results of operations or financial condition.<F1>

_______________________________
[FN]
This is a forward-looking statement which is subject to risks and uncertainties. Important factors that could cause results to differ materially from the forward-looking statement include, among other things, the ability of the Company and third parties it relies upon to remediate systems in a timely and cost effective manner, and competitiveness of the Company's new products in the euro market.

Travel Related Services

Results of Operations For The Three and Nine Months Ended September 30,
1998 and 1997

                                                    Statement of Income
                                                    -------------------
                                                        (Unaudited)
(Dollars in millions)

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                    ------------------  Percentage         ------------------  Percentage
                                                       1998      1997    Inc/(Dec)            1998      1997    Inc/(Dec)
                                                    -------------------------------        -------------------------------
Net Revenues:
     Discount Revenue                                  $1,522    $1,422        7.0 %          $4,476    $4,136        8.2 %
     Net Card Fees                                        393       399       (1.3)            1,189     1,206       (1.4)
     Travel Commissions and Fees                          441       370       19.4             1,195     1,087       10.0
     Other Revenues                                       645       574       12.2             1,847     1,639       12.7
     Lending:
          Finance Charge Revenue                          502       472        6.3             1,472     1,361        8.2
          Interest Expense                                164       154        6.3               487       451        8.2
                                                        -----     -----                        -----     -----
               Net Finance Charge Revenue                 338       318        6.2               985       910        8.2
                                                        -----     -----                        -----     -----
          Total Net Revenues                            3,339     3,083        8.3             9,692     8,978        8.0
                                                        -----     -----                        -----     -----
Expenses:
     Marketing and Promotion                              310       290        7.1               829       718       15.6
     Provision for Losses and Claims:
          Charge Card                                     148       228      (35.4)              602       658       (8.5)
          Lending                                         224       179       24.9               629       577        8.9
          Other                                            17        14       31.8                41        43       (3.9)
                                                        -----     -----                        -----     -----
               Total                                      389       421       (7.6)            1,272     1,278       (0.5)
                                                        -----     -----                        -----     -----
     Charge Card Interest Expense                         199       186        6.8               598       530       13.0
     Net Discount Expense                                 170       142       20.3               480       458        4.8
     Human Resources                                      924       776       19.1             2,554     2,271       12.5
     Other Operating Expenses                             793       799       (0.8)            2,377     2,377         -
                                                        -----     -----                        -----     -----
          Total Expenses                                2,785     2,614        6.6             8,110     7,632        6.3
                                                        -----     -----                        -----     -----
Pretax Income                                             554       469       18.0             1,582     1,346       17.5
Income Tax Provision                                      192       159       20.3               544       463       17.4
                                                        -----     -----                        -----     -----
Net Income                                               $362      $310       16.9            $1,038     $ 883       17.6
                                                        =====     =====                        =====     =====

The following table, which is presented for analytical purposes only, presents the effect on the above Statement of Income related to TRS' securitized receivables.  It includes pretax gains of $36 million ($23 million after-tax)
and $37 million ($24 million after-tax) in the second quarter of 1998 and the third quarter of 1997, respectively, related to the securitizations of U.S. receivables, which were recognized in accordance with Statement of Financial
Accounting Standards No. 125.  These gains were invested in additional Marketing and Promotion expenses which have also been included in the table below and had no material effect on net income or total expenses in either quarter.

                                                    Three Months Ended                     Nine Months Ended
                                                      September 30,                          September 30,
                                                    -------------------                    -----------------
                                                       1998      1997                         1998     1997
                                                    -------------------                    -----------------
(Decrease) Increase in Net Card Fees                  $(2)       $(4)                          $4      $(5)
Increase in Other Revenues                             83         60                          238      154
Decrease in Lending Finance Charge Revenue           (134)       (76)                        (343)    (171)
Decrease in Lending Interest Expense                   45         23                          112       57
Increase in Marketing and Promotion Expense             -        (37)                         (36)     (37)
Decrease in Provision for Losses and Claims:
   Charge Card                                         76         56                          201      193
   Lending                                             39         64                          133       91
Decrease in Charge Card Interest Expense               63         56                          171      176
Increase in Net Discount Expense                     (170)      (142)                        (480)    (458)
                                                     -----      -----                        -----    -----
   Pretax Income                                      $ -        $ -                          $ -      $ -
                                                     =====      =====                        =====    =====

                                                                            13


Travel Related Services
                                                 Selected Statistical Information
                                                 --------------------------------
                                                          (Unaudited)
(Amounts in billions, except where indicated)

                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                  --------------------  Percentage          ---------------------  Percentage
                                                     1998      1997      Inc/(Dec)             1998      1997       Inc/(Dec)
                                                  ---------------------------------         ---------------------------------
Total Cards in Force (millions):
     United States                                   29.5      29.6         (0.3)%             29.5      29.6         (0.3)%
     Outside the United States                       14.6      12.8          13.8              14.6      12.8          13.8
                                                     ----      ----                            ----      ----
          Total                                      44.1      42.4           4.0              44.1      42.4           4.0
                                                     ====      ====                            ====      ====
Basic Cards in Force (millions):
     United States                                   23.3      23.2           0.6              23.3      23.2           0.6
     Outside the United States                       11.3       9.8          14.5              11.3       9.8          14.5
                                                     ----      ----                            ----      ----
          Total                                      34.6      33.0           4.7              34.6      33.0           4.7
                                                     ====      ====                            ====      ====

Card Billed Business:
     United States                                  $41.5     $38.0           9.1            $121.4    $109.8          10.5
     Outside the United States                       15.2      14.7           3.6              44.7      42.7           4.7
                                                     ----      ----                           -----     -----
          Total                                     $56.7     $52.7           7.6            $166.1    $152.5           8.9
                                                     ====      ====                           =====     =====
Average Discount Rate*                              2.72%     2.72%            -              2.73%     2.74%            -
Average Basic Cardmember
     Spending (dollars)*                           $1,704    $1,616           5.4            $5,026    $4,734           6.2
Average Fee per Card (dollars)*                       $37       $38          (2.6)              $38       $39          (2.6)
Travel Sales                                         $5.1      $4.2          22.8             $14.3     $12.6          14.0
Travel Commissions and Fees/Sales**                  8.6%      8.8%            -               8.4%      8.6%            -
Owned and Managed Charge Card
    Receivables:
     Total Receivables                              $23.3     $22.5           3.2             $23.3     $22.5           3.2
     90 Days Past Due as a % of Total                2.7%      3.2%            -               2.7%      3.2%            -
     Loss Reserves (millions)                        $961      $970          (0.9)             $961      $970          (0.9)
          % of Receivables                           4.1%      4.3%            -               4.1%      4.3%            -
          % of 90 Days Past Due                      151%      133%            -               151%      133%            -
     Net Loss Ratio                                 0.48%     0.52%            -              0.47%     0.51%            -
Owned and Managed U.S. Cardmember
     Lending:
     Total Loans                                    $15.4     $13.5          14.1             $15.4     $13.5          14.1
     Past Due Loans as a % of Total:
          30-89 Days                                 2.2%      2.5%            -               2.2%      2.5%            -
          90+ Days                                   1.0%      1.1%            -               1.0%      1.1%            -
     Loss Reserves (millions):
          Beginning Balance                          $577      $534           8.1              $589      $488          20.8
               Provision                              236       220           7.0               676       620           9.0
               Net Charge-Offs/Other                 (234)     (198)         17.9              (686)     (552)         24.3
                                                     ----      ----                            ----      ----
          Ending Balance                             $579      $556           4.1              $579      $556           4.1
                                                     ====      ====                            ====      ====
          % of Loans                                 3.8%      4.1%            -               3.8%      4.1%            -
          % of Past Due                              118%      115%            -               118%      115%            -
     Average Loans                                  $15.2     $13.4          13.5             $14.6     $13.1          11.4
     Net Write-Off Rate                              6.4%      6.5%            -               6.5%      5.9%            -
     Net Interest Yield                              9.6%      9.4%            -               9.5%      9.0%            -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the consolidated balance sheet.
  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.
 **   Computed from information provided herein.

Travel Related Services

Travel Related Services' (TRS) net income rose 17 percent and 18 percent for the three and nine months ended September 30, 1998, respectively, compared with a year ago. Net revenues increased 8 percent in both periods, reflecting higher billed business in the United States and internationally, and growth in cardmember loans and travel commissions and fees. In the second quarter of 1998 and the third quarter of 1997, TRS recognized pretax gains of $36 million ($23 million after-tax) and $37 million ($24 million after-tax), respectively, from the securitizations of U.S. receivables; this treatment is required by Statement of Financial Accounting Standards No. 125. These gains were invested in additional Marketing and Promotion expenses and had no material effect on net income or total expenses in either period.

The improvement in discount revenue resulted from higher billed business, which arose from a greater number of cards outstanding and higher spending per basic Cardmember. The increase in Cardmember spending is due in part to the benefits of rewards programs and expanded merchant coverage. This increase came despite the slowdown in many international markets and general tightening by corporations of travel and entertainment expenses. Travel commissions and fees were higher, primarily due to acquisitions during the third quarter, which increased revenues and expenses but did not have a material effect on earnings.

Lending net finance charge revenue, excluding securitizations, rose by 15 percent and 19 percent for the three and nine months ended September 30, 1998, respectively, compared with a year ago. The increase for the third quarter was largely due to the growth in worldwide lending balances, while the nine month increase reflects both higher worldwide lending balances and wider interest margins.

Provisions for losses on charge cards declined for the three and nine months ended September 30, 1998 primarily as a result of improved loss rates. Provisions for the lending portfolio rose for both periods. For the third quarter, this increase was largely due to the positive effect of securitizing a portion of the portfolio a year ago, and a higher level of loans outstanding. For the nine-month period, this growth was primarily volume driven, as the effect of the 1998 and 1997 securitizations are approximately the same. Human resource expenses increased as a result of higher employee levels, in part due to third quarter acquisitions, merit increases and greater contract programmer costs for technology related projects. Other operating expenses were essentially flat, with higher costs for loyalty programs mitigated by the benefits of ongoing cost containment efforts. Also included in other operating expenses for the third quarter was a gain related to the formation of an international joint venture, which was offset by additional business building initiatives.


Travel Related Services

Liquidity and Capital Resources


                                                      Selected Balance Sheet Information
                                                      ----------------------------------
                                                                  (Unaudited)
(Dollars in billions, except percentages)

                                       September 30,   December 31,  Percentage   September 30,  Percentage
                                            1998           1997       Inc/(Dec)       1997        Inc/(Dec)
                                       -----------------------------------------  --------------------------
Accounts Receivable, net                  $19.9          $20.5         (2.8)%        $19.0           4.6%
U.S. Cardmember Loans                     $12.4          $12.6         (1.4)         $11.5           7.8
Total Assets                              $42.4          $40.7          4.2          $38.6          10.0
Short-term debt                           $21.5          $20.9          2.5          $19.2          12.0
Long-term debt                             $5.4           $6.0         (9.1)          $6.1         (10.4)
Total Liabilities                         $37.2          $36.1          3.2          $33.7          10.6
Total Shareholder's Equity                 $5.2           $4.6         11.5           $4.9           5.6
Return on Average Equity*                 27.1%          25.1%           -           24.8%            -
Return on Average Assets*                  3.3%           3.0%           -            3.1%            -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115. September 30, 1997 also excludes a fourth quarter 1996 restructuring charge of $125 million (after-tax).

In February 1998, American Express Credit Corporation (Credco), a wholly owned subsidiary of TRS, issued $150 million 1.125% Cash Exchangeable Notes due February, 2003. These Notes are exchangeable for an amount in cash which is linked to the price of the common stock of the Company. Credco has entered into hedging agreements designed to fully hedge its obligations under these Notes.

In May 1998, the American Express Master Trust issued an additional $1 billion Class A Fixed Rate Accounts Receivable Trust Certificates. The securitized assets consist of receivables generated under designated American Express Card, Gold Card, and Platinum Card consumer accounts. In September 1998, $300 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.

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


American Express Financial Advisors

Results of Operations For The Three and Nine Months Ended September 30,
1998 and 1997
                                                 Statement of Income
                                                 -------------------
                                                     (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                         Three Months Ended                       Nine Months Ended
                                                            September 30,                            September 30,
                                                         ------------------    Percentage        ------------------     Percentage
                                                           1998       1997      Inc/(Dec)          1998      1997        Inc/(Dec)
                                                         --------------------------------        ---------------------------------
Revenues:
     Investment Income                                     $573      $587       (2.4)%           $1,790    $1,744         2.6%
     Management and Distribution Fees                       476       391       21.8              1,376     1,082        27.1
     Other Revenues                                         198       191        3.6                584       570         2.5
                                                          -----     -----                         -----     -----
          Total Revenues                                  1,247     1,169        6.6              3,750     3,396        10.4
                                                          -----     -----                         -----     -----
Expenses:
     Provision for Losses and Benefits:
          Annuities                                         280       307       (8.9)               868       917        (5.3)
          Insurance                                         122       114        7.6                365       331        10.1
          Investment Certificates                            43        48       (9.8)               174       147        18.5
                                                          -----     -----                         -----     -----
               Total                                        445       469       (5.0)             1,407     1,395         0.9
                                                          -----     -----                         -----     -----
     Human Resources                                        360       313       14.8              1,060       907        16.9
     Other Operating Expenses                               134       126        6.5                395       332        19.0
                                                          -----     -----                         -----     -----
          Total Expenses                                    939       908        3.4              2,862     2,634         8.7
                                                          -----     -----                         -----     -----
Pretax Income                                               308       261       17.7                888       762        16.5
Income Tax Provision                                         97        77       25.3                279       238        17.0
                                                          -----     -----                         -----     -----
Net Income                                                 $211      $184       14.6               $609      $524        16.2
                                                          =====     =====                         =====     =====


American Express Financial Advisors

                                                 Selected Statistical Information
                                                 --------------------------------
                                                           (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                           Three Months Ended                     Nine Months Ended
                                                             September 30,                           September 30,
                                                          -------------------  Percentage        --------------------  Percentage
                                                           1998       1997      Inc/(Dec)          1998      1997      Inc/(Dec)
                                                          -------------------------------        ----------------------------------
Revenues, Net of Provisions                                $802       $701     14.4%             $2,343    $2,001        17.1%
Investments (billions)                                    $30.8      $29.9      3.0               $30.8     $29.9         3.0
Client Contract Reserves (billions)                       $30.2      $29.8      1.3               $30.2     $29.8         1.3
Shareholder's Equity (billions)                            $4.1       $3.6     14.4                $4.1      $3.6        14.4
Return on Average Equity*                                 22.4%      21.6%       -                22.4%     21.6%         -

Life Insurance in force (billions)                        $79.2      $72.8      8.9               $79.2     $72.8         8.9
Deferred Annuities in force (billions)                    $39.6      $40.6     (2.5)              $39.6     $40.6        (2.5)
Assets Owned, Managed or Administered
  (billions):
     Assets managed for institutions                      $40.5      $41.0     (1.0)              $40.5     $41.0        (1.0)
     Assets owned, managed or administered
             for individuals:
          Owned Assets:
               Separate Account Assets                    23.0        23.2     (0.8)               23.0      23.2        (0.8)
               Other Owned Assets                         37.0        36.0      2.6                37.0      36.0         2.6
                                                         -----       -----                       ------    ------
                    Total Owned Assets                    60.0        59.2      1.3                60.0      59.2         1.3
          Managed Assets                                  76.8        71.5      7.4                76.8      71.5         7.4
          Administered Assets                             11.2         7.4     50.0                11.2       7.4        50.0
                                                        ------      ------                       ------    ------
               Total                                    $188.5      $179.1      5.2              $188.5    $179.1         5.2
                                                        ======      ======                       ======    ======
Market Appreciation (Depreciation) During
   the Period:
     Owned Assets:
          Separate Account Assets                      $(3,712)     $1,843       -                $(741)   $3,559          -
          Other Owned Assets                               $91        $195    (52.7)               $133      $216       (38.5)
     Total Managed Assets                             $(10,595)     $5,368       -                $(706)  $12,150          -

Sales of Selected Products:
     Mutual Funds                                       $5,262      $4,496     17.0             $15,830   $12,616        25.5
     Annuities                                            $648        $861    (24.7)             $2,002    $2,678       (25.3)
     Investment Certificates                              $560        $295     89.4              $1,400      $771        81.7
     Life and Other Insurance Products                    $102        $103     (1.2)               $289      $306        (5.5)

Number of Financial Advisors**                          10,060       8,592     17.1              10,060     8,592        17.1
Fees from Financial Plans (millions)                     $15.6       $15.5      0.4               $54.0     $44.1        22.5
Product Sales Generated from Financial
     Plans as a Percentage of Total Sales                65.4%       66.5%       -                65.0%     65.8%          -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.
** Includes 1,105 advisors from the acquisition of Securities America in the first quarter of 1998.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) revenue and earnings growth for the three and nine month periods ended September 30, 1998 was due to higher management fees from increased managed asset levels and greater distribution fees driven by mutual fund sales and higher asset levels. Managed assets rose since the prior year due to net sales, offset in part by market depreciation during the third quarter of 1998.

Investment income reflects higher asset levels, partially offset by lower yields in the third quarter. Other revenues benefited from higher life insurance premiums.

The provision for annuities declined due to lower in-force levels and accrual rates. The provision for insurance benefits rose, reflecting greater policies in force and unfavorable claims experience in life insurance. The increased provision for investment certificates reflects higher in-force levels and accrual rates. This increase was offset by a decline in the provision for the stock market certificate product during the quarter, which was offset by a corresponding reduction in investment income, with minimal impact on net income.

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


American Express Financial Advisors

Liquidity and Capital Resources
                                        Selected Balance Sheet Information
                                        ---------------------------------
                                                  (Unaudited)
(Amounts in billions, except percentages)

                                 September 30,  December 31,  Percentage   September 30,  Percentage
                                     1998          1997        Inc/(Dec)       1997        Inc/(Dec)
                                 ------------   -----------   ----------   ------------   ----------
Investments                          $30.8         $30.7         0.3%          $29.9         3.0%
Separate Account Assets              $23.0         $23.2        (0.8)          $23.2        (0.8)
Total Assets                         $60.0         $59.8         0.3           $59.2         1.3
Client Contract Reserves             $30.3         $30.2         0.3           $29.8         1.3
Total Liabilities                    $55.9         $56.1        (0.4)          $55.6         0.4
Total Shareholder's Equity            $4.1          $3.7        10.7            $3.6        14.4
Return on Average Equity*            22.4%         21.8%          -            21.6%          -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


Separate account assets and liabilities were relatively unchanged since December 31, 1997 as net sales were offset by market depreciation.


American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations For The Three and Nine Months Ended September 30, 1998
and 1997

                                                           Statement of Income
                                                           -------------------
                                                              (Unaudited)
(Amounts in millions, except percentages)

                                                 Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                                 ------------------- Percentage        ----------------- Percentage
                                                   1998      1997     Inc/(Dec)          1998      1997   Inc/(Dec)
                                                 ------------------------------        ----------------------------
Net Revenues:
  Interest Income                                  $217      $230      (6.0)%            $645      $674    (4.4)%
  Interest Expense                                  143       148      (3.2)              429       431    (0.7)
                                                   ----      ----                        ----      ----
       Net Interest Income                           74        82     (11.0)              216       243   (11.0)
  Travelers Cheque Investment Income                 88        87       0.9               248       251    (1.3)
  Foreign Exchange Income                            30        23      29.7               113        63    79.6
  Commissions, Fees and Other Revenues               63        98     (34.3)              187       284   (34.3)
                                                   ----      ----                        ----      ----
    Total Net Revenues                              255       290     (12.0)              764       841    (9.2)
                                                   ----      ----                        ----      ----
Expenses:
  Human Resources                                    83        76       8.2               236       225     5.1
  Other Operating Expenses                          140       139       1.4               402       393     2.0
  Provision for Losses                               12        16     (26.5)              257        33      #
                                                   ----      ----                        ----      ----
    Total Expenses                                  235       231       1.8               895       651    37.3
                                                   ----      ----                        ----      ----
Pretax Income/(Loss)                                 20        59     (66.1)             (131)      190      -
Income Tax Benefit                                  (23)       (8)       #               (138)      (16)     #
                                                   ----      ----                        ----      ----
Net Income                                          $43       $67     (35.5)               $7      $206   (96.5)
                                                   ====      ====                        ====      ====


                                              Selected Statistical Information
                                              --------------------------------

                                                Three Months Ended                     Nine Months Ended
                                                   September 30,                          September 30,
                                                ------------------ Percentage          ----------------- Percentage
                                                  1998      1997    Inc/(Dec)            1998      1997   Inc/(Dec)
                                                -----------------------------          ----------------------------
American Express Bank:
  Assets Managed / Administered *                 $5.7      $5.1      12.1%              $5.7      $5.1     12.1%
  Assets of Non-Consolidated Joint
    Ventures                                      $2.4      $1.6      50.6               $2.4      $1.6     50.6
Travelers Cheque:
  Sales                                           $7.8      $8.1      (3.0)             $19.0     $19.8     (3.8)
  Average Outstanding                             $6.4      $6.4       0.3               $6.0      $6.0     (0.3)
  Average Investments                             $6.1      $6.0       2.0               $5.7      $5.7      0.9
  Tax equivalent yield                            8.8%      9.0%        -                9.0%      9.2%       -

#  Denotes variance of more than 100%.

*  Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

Net income declined for the three and nine month periods ended September 30, 1998. The nine month period ended September 30, 1998 included a $213 million ($138 million after-tax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia. The prior year's results included approximately $24 million ($16 million after-tax) in each quarter related to increased recognition of recoveries on abandoned property related to the TC business. These recoveries are included in commissions, fees and other revenues.

The continuing economic downturn in Asia contributed to reduced net interest income and commissions, fees and other revenues. This decline was partly offset by higher foreign exchange trading revenues, primarily in Asia.


American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources
                                                        Selected Balance Sheet Information
                                                        ----------------------------------
                                                                  (Unaudited)
(Amounts in billions, except percentages and where indicated)

                                                  September 30,  December 31,   Percentage    September 30,  Percentage
                                                      1998           1997        Inc/(Dec)        1997        Inc/(Dec)
                                                  -------------  ------------   -----------   -------------  -----------
Travelers Cheque Investments                          $6.5           $5.9           9.1%          $6.2           4.0%
Total Loans                                           $6.1           $6.2          (1.2)          $6.5          (6.3)
  Total Nonperforming Loans (millions)                $239            $47            #             $60            #
  Other Nonperforming Assets (millions)                $92            $11            #              $5            #
  Reserve for Credit Losses (millions)*               $348           $137            #            $129            #
  Loan Loss Reserves as a
     Percentage of Total Loans                        4.6%           2.1%            -            1.9%            -
Total Assets                                         $19.2          $19.7          (2.3)         $20.1          (4.4)
Deposits                                              $8.7           $8.5           1.7           $9.0          (3.5)
Travelers Cheques Outstanding                         $6.2           $5.6           9.3           $6.1           0.4
Total Liabilities                                    $18.0          $18.4          (2.3)         $18.9          (4.8)
Total Shareholder's Equity (millions)               $1,210         $1,248          (3.0)        $1,203           0.6
Return on Average Assets**                           0.39%          1.40%            -           1.35%            -
Return on Average Common Equity**                     8.1%          28.7%            -           27.5%            -
Risk-Based Capital Ratios:
          Tier 1                                      9.4%           8.8%            -            8.6%            -
          Total                                      12.2%          12.3%            -           11.6%            -
          Leverage Ratio                              5.6%           5.3%            -            5.4%            -

#   Denotes variance of more than 100%.

*   Allocation:
      Loans                                           $279           $131                         $127
      Other Assets, primarily derivatives               66              6                            2
      Other Liabilities                                  3              -                            -
                                                      ----           ----                          ---
      Total Credit Loss Reserves                      $348           $137                         $129
                                                      ====           ====                          ===

** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


AEB/TC total assets declined from year end primarily due to lower unrealized gains on foreign exchange and derivatives contracts in Asia. As presented in the table below, AEB had approximately $6.1 billion outstanding in worldwide loans at September 30, 1998, down from $6.2 billion at December 31, 1997. Within these total loans, consumer and private banking loans increased approximately $0.3 billion, largely in the Asia/Pacific region. This increase was offset by a decline primarily in commercial loans. In addition, there are other banking activities, such as securities, unrealized gains on foreign exchange and derivative contracts, various contingencies and market placements, which added approximately $7.7 billion to AEB's credit exposures at September 30, 1998 (compared with $8.1 billion at December 31, 1997). The decline in these other exposures from year end mainly reflects lower exposures in the Asia/Pacific region. American Express has taken steps to ensure that AEB remains well capitalized, as defined by regulatory guidelines. In April 1998, American Express purchased $225 million of deferred tax assets from AEB, thereby reducing non-qualifying assets and increasing regulatory capital. American Express expects to be able to utilize these deferred tax assets over time within its consolidated tax return and, therefore, realize full value.



                               American Express Bank
                          Exposures By Country and Region
                                    (Unaudited)

 ($ in billions)
                                           Net
                               FX       Guarantees          9/30/98   12/31/97
                               and         and                Total     Total
 Country             Loans  Derivatives  Contingents  Other  Exposure* Exposure*
 --------            -----  -----------  -----------  -----  --------  ---------
                                                         (A)      (B)       (B)

 Hong Kong           $1.0        -          $0.1      $0.1     $1.2      $1.0
 Indonesia            0.3      $0.1          0.1       0.1      0.5       0.9
 Singapore            0.4        -           0.1        -       0.6       0.6
 Korea                0.2        -           0.1       0.2      0.4       0.7
 Taiwan               0.3       0.1          0.1       0.1      0.6       0.5
 China                0.1        -            -         -       0.1       0.1
 Japan                 -         -            -         -       0.1       0.2
 Thailand              -         -            -         -         -       0.1
 Other                0.1        -            -        0.1      0.2       0.2
   Total Asia/        ---       ---          ---       ---     ----      ----
     Pacific Region*  2.4       0.2          0.5       0.6      3.7       4.3
                      ---       ---          ---       ---     ----      ----

 Chile                0.4        -            -        0.1      0.5       0.5
 Brazil               0.3        -            -        0.1      0.4       0.5
 Mexico               0.1        -            -         -       0.1       0.1
 Peru                 0.1        -            -         -       0.1       0.1
 Argentina            0.1        -            -         -       0.1       0.1
 Other                0.2        -            -        0.1      0.3       0.2
   Total Latin        ---       ---          ---       ---     ----      ----
     America*         1.2        -            -        0.4      1.6       1.5
                      ---       ---          ---       ---     ----      ----

 India                0.3        -           0.1       0.4      0.8       1.0
 Pakistan             0.1        -            -        0.1      0.2       0.5
 Other                0.1        -           0.1       0.1      0.3       0.3
   Total Sub          ---       ---          ---       ---     ----      ----
     Continent*       0.5        -           0.2       0.6      1.3       1.7
                      ---       ---          ---       ---     ----      ----

 Egypt                0.5        -            -        0.3      0.8       0.7
 Other                0.1        -           0.2        -       0.3       0.3
   Total Middle       ---       ---          ---       ---     ----      ----
     East & Africa*   0.6        -           0.2       0.3      1.1       0.9
                      ---       ---          ---       ---     ----      ----

   Total Europe       1.1       0.1          1.2       2.1      4.5(C)    3.9

   Total North
     America           -        0.1          0.1       1.4      1.6       1.9
                      ---       ---          ---       ---     ----      ----
 Total
   Worldwide*        $6.1      $0.4         $2.0      $5.3    $13.8     $14.3
                      ===       ===          ===       ===     ====      ====

   *    Individual items may not add to totals due to rounding.

 (A)    Includes cash, placements and securities.

 (B) Includes cross-border and local exposures and does not net local funding or liabilities against any local exposure as allowed by the Federal Financial Institutions Examination Council (FFIEC).

 (C)    Includes $35 million of exposures to Russia.

Corporate and Other

Corporate and Other had net expenses of $42 million and $43 million for the three months and nine months ended September 30, 1998, respectively, compared with net expenses of $37 million and $115 million in the same periods last year. Included in Other Expenses for the nine months ended September 30, 1998 is income in the first quarter of $106 million ($78 million after-tax) comprising a $60 million gain ($39 million after-tax) from sales of common stock of First Data Corporation and a $46 million preferred stock dividend ($39 million after-tax) based on earnings from Lehman Brothers.

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 1998 and the related consolidated statements of income for the three and nine-month periods ended September 30, 1998 and 1997 and consolidated statements of cash flows for the nine-month periods ended September 30, 1998 and 1997. These financial statements are the responsibility of the Company's management.

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


                                                /s/Ernst & Young LLP

New York, New York
November 13, 1998

                              PART II. OTHER INFORMATION

                               AMERICAN EXPRESS COMPANY


Item 1. Legal Proceedings

     On December 13, 1996, an action entitled LESA BENACQUISTO AND DANIEL BENACQUISTO V. IDS LIFE INSURANCE COMPANY ("IDS LIFE") AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in Minnesota state court. The action is brought by individuals who replaced an existing IDS Life insurance policy with a new IDS Life policy. The plaintiffs purport to represent a class consisting of all persons who replaced existing IDS Life policies with new IDS Life policies from and after January 1, 1985. The complaint puts at issue various alleged sales practices and misrepresentations, alleged breaches of fiduciary duties and alleged violations of consumer fraud statutes. Plaintiffs seek damages in an unspecified amount and also seek to establish a claims resolution facility for the determination of individual issues. IDS Life and American Express Financial Corporation filed an answer to the complaint on February 18, 1997, denying the allegations. A second action, entitled ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in the same court on March 21, 1997. In addition to claims that are included in the Benacquisto lawsuit, the second action includes an allegation of improper replacement of an existing IDS Life annuity contract. It seeks similar relief to the initial lawsuit. A third action, RICHARD W. AND ELIZABETH J. THORESEN V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY
OF NEW YORK was filed in the same court on October 13, 1998 alleging that the sale of annuities in tax-deferred contributory retirement investment plans (e.g. IRAs) is never appropriate. Plaintiffs seek damages in an unspecified amount, including restitution of allegedly lost investment earnings and restoration of contract values.

     The first two matters described above were previously reported in the registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.

        (b) Reports on Form 8-K:

            Form 8-K, dated July 27, 1998, Item 5, relating to the registrant's earnings for the quarter ended June 30, 1998.

            Form 8-K, dated August 5, 1998, Item 5, reporting certain information from speeches presented by Harvey Golub, the Company's Chairman and Chief Executive Officer, and Steve Alesio, President of American Express Small Business Services, on August 5, 1998, to the financial community.

            Form 8-K, dated October 26, 1998, Item 5, relating to the registrant's earnings for the quarter ended
            September 30, 1998.

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





                                     AMERICAN EXPRESS COMPANY
                                     ------------------------
                                          (Registrant)





Date: November 13, 1998              By /s/ Richard Karl Goeltz
                                        -----------------------
                                        Richard Karl Goeltz
                                        Vice Chairman and
                                        Chief Financial Officer




Date: November 13, 1998              By /s/ Daniel T. Henry
                                        -----------------------
                                        Daniel T. Henry
                                        Senior Vice President and
                                        Comptroller
                                        (Chief Accounting Officer)

                               EXHIBIT INDEX
                               -------------

        The following exhibits are filed as part of this Quarterly Report:


        Exhibit                 Description
        -------                 -----------


        12      Computation in Support of Ratio of Earnings to Fixed Charges.

        15      Letter re Unaudited Interim Financial Information.

        27      Financial Data Schedule.