Form 10-K
period 1998-12-31
AMERICAN EXPRESS CO
filed 1999-03-30
CIK 4962

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________
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

                                                          Name of each exchange
      Title of each class                                 on which registered
      ___________________                                 ___________________
Common Shares (par value $.60 per Share)                New York Stock Exchange
                                                        Boston Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Exchange

7.00% Cumulative Quarterly Income                       New York Stock Exchange
Preferred Securities, Series I of American
Express Company Capital Trust I (and the guarantee of American Express Company with respect thereto)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ___    ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

     Common shares of the registrant outstanding at March 4, 1999 were 450, 324,448. The aggregate market value, as of March 4, 1999, of voting shares held by non-affiliates of the registrant was approximately $50.1 billion.

                       Documents Incorporated By Reference
                       ___________________________________

Parts I, II and IV: Portions of Registrant's 1998 Annual Report to Shareholders.
   Part III: Portions of Registrant's Proxy Statement dated March 11, 1999.

                                TABLE OF CONTENTS
Form 10-K
Item Number
     Part I                                                                Page
     ------                                                                ----
1.   Business
         Travel Related Services   . . . . . . . . . . . . . . . . . . . . .  1
         American Express Financial Advisors   . . . . . . . . . . . . . . . 12
         American Express Bank/Travelers Cheque   . . . . . . . . . . . . .  20
         Corporate and Other  . . . . . . . . . . . . . . . . . . . . . . .  31
         Foreign Operations  . . . . . . . . . . . . . . . . . . . . . . . . 31
         Important Factors Regarding Forward-Looking Statements     . . . .  32
         Segment Information and Classes of Similar Services    . . . . . .  35
         Executive Officers of the Company  .  .  . . . . . . . .  . . . . . 35
         Employees  .  . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 38
3.   Legal Proceedings    . . . . . . . . . . . .  . . . . . . . . . . . . . 39
4.   Submission of Matters to a Vote of Security Holders   . . . . . . . . . 40

     Part II
     -------
5.   Market for Company's Common Equity and Related Stockholder Matters   .  40
6.   Selected Financial Data . . . . . . . . .  . . . . . . . . . . . . . .  40
7.   Management's Discussion and Analysis of Financial Condition and Results
           of Operations     . . . . . . . . . . . . . . . . . . . . . . . . 40
7A.  Quantitative and Qualitative Disclosures About Market Risk    . . . . . 40
8.   Financial Statements and Supplementary Data . .  . . . . . . . . . . .  41
9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure   . . . . . . . . . . . . . . . . . . . . .  41

     Part III
     --------
10.  Directors and Executive Officers of the Company  . . . . . . . . . . . .41
11.  Executive Compensation     . . . . . . . . . . . . . . . . . . . . . . .41
12.  Security Ownership of Certain Beneficial Owners and Management . . . . .41
13.  Certain Relationships and Related Transactions   . . . . . . . . . . . .41

     Part IV
     -------
14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . .41
     Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  43
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

                             TRAVEL RELATED SERVICES
                             -----------------------

         American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS") provides a variety of products and services, including, among others, global network services, the American Express(R) Card, the Optima(R) Card and other consumer and corporate lending products, stored value products, business expense management products and services, corporate and consumer travel products and services, tax preparation and business planning services, magazine publishing, and merchant transaction processing, point of sale and back office products and services. TRS offers products and services in approximately 160 countries. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

         TRS' business as a whole has not experienced significant seasonal fluctuation, although Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

         TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

         GLOBAL NETWORK SERVICES
         -----------------------

         TRS operates a global general purpose credit and charge card network which performs functions essential to the acceptance by merchants of cards issued by network issuers. These functions include, for example, brand advertising, new product development and telecommunications and other technologies, including systems to authorize and settle card transactions. Cards bearing the American Express logo ("Cards") are issued by qualified institutions and are accepted at all merchant locations worldwide that accept the American Express Card.

__________________
*Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will," and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements, including the Company's goals referred to herein, are discussed on pages 32-34.

         TRS is the largest issuer of Cards on the American Express global network; however, there are currently 43 arrangements in place with banks and other qualified institutions around the world providing for Card issuance by those entities. Some of these arrangements have been in place for more than 20 years; the vast majority have been established since 1995. In May 1996, the Company invited banks and other qualified institutions in the United States to begin issuing Cards on the American Express network. In 1997, the Company established a separate internal organization, Global Network Services, to manage its network business, bringing increased focus and resources to this area. During 1998, TRS established 16 new network arrangements outside the United States, adding to the 27 network arrangements already in place (see TRS International below). In addition, Global Network Services showed strong volume growth in 1998 with a 30% increase in billed business.

         To date, the only U.S. issuers on the American Express network are TRS and National Westminster Bank, Plc (a United Kingdom financial institution with no other card issuing activities in the United States). This is the result of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express-branded cards. No banks have been willing to forfeit membership in VISA USA, Inc. and/or MasterCard to issue cards on the American Express network. In a lawsuit filed on October 7, 1998 against VISA USA, Inc. and VISA International Corp. (collectively, "VISA") and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the U.S. antitrust laws.

         As a network, TRS encounters intense worldwide competition from card systems like VISA, MasterCard, Diners Club, the Discover/NOVUS Network of Morgan Stanley Dean Witter & Co. (U.S. only) and JCB. The principal competitive factors that affect the network business are (i) the number of cards in force and extent of spending done with these cards; (ii) the quantity and quality of establishments that will accept the cards; (iii) the success of targeted marketing and promotional campaigns; (iv) reputation and brand recognition; (v) the ability to develop and implement innovative systems and technologies; and
(vi) the ability to develop and implement innovative types of card products and merchant support services.

         CONSUMER CARD SERVICES
         ----------------------

         TRS and its licensees offer individual consumers charge cards such as the American Express(R) Card, the American Express(R) Gold Card and the Platinum Card(R), revolving credit cards such as the Optima(R) Card and the American Express(R) Credit Card, among others, and a variety of cards sponsored by and co-branded with other corporations and institutions. Cards are currently issued in 45 currencies (including cards issued by banks and other qualified institutions) and permit Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept them, and to access cash through automated teller machines at approximately 227,000 locations worldwide.

         Charge Cards, which are marketed in the United States and many other countries and carry no pre-set spending limit, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans (such as Sign & Travel(R) and the Special Purchase Account(SM), Charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

         The Optima Card comprises a family of revolving credit cards marketed in the United States and other countries. TRS makes available to customers a variety of Optima Cards with different payment terms, grace periods and rate structures. TRS and its licensees also issue revolving credit cards which do not carry the Optima brand, primarily outside the United States. TRS intends to issue more of these non-Optima revolving credit products in the U.S., which will carry the American Express brand.

         American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, issues the Optima Card in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel Account and Special Purchase Account. The Sign & Travel program gives qualified United States Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Special Purchase Account offers qualified United States Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount. In several markets outside the United States, other subsidiaries of TRS engage in consumer lending activities, subject to local regulations.

         Centurion Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000 per depositor. Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC.

         TRS Cardmembers generally are charged an annual fee, which varies based on the type of card, the number of cards for each account, the currency in which the card is denominated and the country of residence of the Cardmember. Many Optima Cards are offered with no annual fee. Each Cardmember must meet standards and criteria for creditworthiness which are applied through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. The Company uses sophisticated credit models and techniques in its risk management operations.

         Cardmembers have access to a variety of special services and programs, depending on the type of Card they have, including: Membership Rewards(R), Global Assist(R) Hotline, Buyer's Assurance Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance, Purchase Protection Plan, and Return Protection. Gold Card Cardmembers in the

United States have access to certain additional services, including a Year End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and certain other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express(R) Travelers Cheques 24 hours a day from automated teller machines worldwide. Personal, Gold and Platinum Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company.

         American Express Credit Corporation, a wholly-owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchase most Charge Card receivables arising from the use of cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates. TRS and Centurion Bank also fund receivables through asset securitization programs. The cost of funding Cardmember receivables is a major expense of Card operations.

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

         In 1998, TRS continued to focus on deepening its relationships with core Cardmembers and gaining a greater share of the plastic spending of its customers. It introduced existing Cardmembers to other card products, including upgrades to Gold and Platinum Cards, increased usage of lending products such as Sign & Travel and the Special Purchase Account, and provided incentives to increase everyday spending by Cardmembers in categories such as gasoline and groceries. TRS also selectively expanded the size of credit lines and encouraged Cardmembers to transfer outstanding balances from other card issuers. As a result, TRS significantly increased lending balances and continued to capture a greater share of the credit card lending market. In 1998, TRS also launched several new card products. It introduced a card which offers special services and discounts to National Restaurant Association members, and began issuing the American Express(R) Cash Rebate Card, which gives Cardmembers up to two percent cash back on their purchases. TRS also had strong growth in Platinum Cards. TRS is continuing to make a significant investment in its card processing system and infrastructure to allow faster introduction and greater customization of products.

         Over the past few years, TRS has expanded its Membership Rewards program (formerly the Membership Miles(R) travel rewards program) to include a broader range of travel rewards and retail merchandise and gourmet gifts. Membership Rewards is an important part of TRS' strategy to increase Cardmember spending and loyalty. Membership Rewards is one of the industry's most popular rewards programs with over seven-and-one-half million enrollees worldwide. Enrollees now represent a significant portion of Cardmember spending. TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their Membership Rewards points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and reward redemption rates, the cost of Membership Rewards has increased over the past several years and continues to grow. In 1997 and 1998, TRS took certain steps to contain the overall costs of the program, and plans to continue to consider and, as appropriate, introduce changes to the program to both maintain its value to Cardmembers and operate it more efficiently.

         TRS encounters substantial and increasingly intense competition worldwide with respect to the Card issuing business. As a Card issuer, TRS is faced with competition from other financial institutions (such as Citigroup, First USA/Bank One, MBNA, Chase Manhattan, Bank of America and Barclays Bank) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and from Morgan Stanley Dean Witter & Co., the issuer of the Discover(R) Card. TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards due to their limited acceptance.

         Numerous United States banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. However, the issuer of the Discover Card on the Discover/NOVUS Network, as well as many issuers of VISA cards and MasterCard cards, generally charge no annual fees.

         Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional rates for both card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders. Recently mergers and consolidations among banking and financial services companies and credit card portfolio acquisitions by major issuers have resulted in some issuers becoming larger, with greater resources, economies of scale and potential brand recognition to compete, and a smaller number of dominant issuers has emerged. There has also been an increased use of debit cards for point of sale purchases as many banks have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo.

         The principal competitive factors that affect the Card issuing business are (i) the quality of the services and products, including rewards programs, provided to Cardmembers; (ii) the number, spending characteristics and credit performance of Cardmembers; (iii) the quantity and quality of the establishments that will accept a card; (iv) the cost of cards to Cardmembers; (v) the terms of payment available to Cardmembers; (vi) the number and quality of other payment instruments available to Cardmembers; (vii) the nature and quality of expense management data capture and reporting capability; (viii) the success of targeted marketing and promotional campaigns; (ix) reputation and brand recognition; and
(x) the ability of issuers to implement operational and cost efficiencies.

         MERCHANT SERVICES
         -----------------

         Over the past several years, TRS' Establishment Services Group has focused on expanding the TRS network of merchants and increasing merchant acceptance, both through internal personnel and third party sales agents. In 1998, TRS increased its merchant coverage in various industries, including supermarkets, retailers, furniture stores, government agencies and charitable organizations. The total number of new merchants signed in the U.S. in 1998 increased 16 percent from the prior year. The merchant network in the United
States can now accommodate over 94 percent of American Express Cardmembers' general purpose plastic spending, up slightly from last year. TRS' objective is to achieve merchant coverage that is at parity with bankcard networks. In the United States, TRS acquires merchants through three sales channels: a proprietary sales force, third party sales agents and telemarketing.

         As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. As a result of TRS' attractive Cardmember base with loyal, high-spending Personal and Corporate cardmembers, TRS is generally able to charge higher discount rates to participating establishments than its competitors. While many establishments understand this pricing in relation to the value provided, TRS has encountered complaints from some establishments, as well as suppression of the Card's use, and continues to devote significant resources to respond to these issues.

         TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. These include software and internet based services that assist with back office reconciliation and that help to secure online transactions. In 1998, TRS expanded its ATM business in the United States with the acquisition of nearly 3,000 terminals, making TRS the ninth largest operator of ATMs in the U.S. TRS plans to use these ATMs to deliver a range of services to Cardmembers and to help build retail sales for merchants.

         On a global basis, the American Express network manages the acquiring relationship with merchants, as well as the issuing side of the business. This "closed loop", which distinguishes the American Express network from the bankcard networks, provides a rich source of information at both ends of the Card transaction and enables TRS to provide targeted marketing opportunities for merchants and special offers to Cardmembers. In 1998, TRS expanded the CustomExtras program, which is used to make special offers of merchant products and services to Cardmembers in their billing statements, and enables merchants to tailor offers to their best customers.

         CORPORATE SERVICES, SMALL BUSINESS SERVICES AND TRAVEL
         ------------------------------------------------------

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

         The Corporate Services business continued to grow in 1998. However, the economic slowdown outside the U.S. dampened corporate spending and travel. In addition, the ongoing trend of commission rate reductions from airlines resulted in decreased business travel revenue and price increases for travelers and corporations. Competitors also continue to increase their focus on the Corporate Card business. For a discussion of competition relating to the Card issuing business, see pages 5 and 6.

         In 1998, TRS decided not to pursue further bidding on the United States Government Card contract after reevaluating the earnings potential of this business. As a result, in November 1998, TRS' Card contract with the U.S. government terminated. The Government account represented approximately 1.6 million Cards outstanding and approximately $3.5 billion in annual billed business.

         In 1998, CSG continued to develop electronic solutions to assist companies in managing costs by leveraging technologies. TRS enhanced American Express Interactive, or AXI(R), an interactive business travel product jointly developed with Microsoft Corporation, which now has nearly 250,000 registered users. TRS also launched, along with Concur Technologies, a service that allows customers to file an expense report online by combining Corporate Card charges with travel information, thereby permitting business travelers to obtain reimbursement more quickly.

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

         TRS, through its Small Business Services Group, is also a leading provider of financial and travel services to small businesses (i.e., less than 100 employees and/or sales of $10 million or less). TRS continued to achieve substantial growth in the Small Business Services Group in 1998. TRS serves the needs of small businesses with a portfolio of charge and credit card products. In addition, TRS offers its customers a Privileged Rates program which includes specifically negotiated rates on services such as car rental, gasoline, hotel and office services. TRS also maintains a website, the American Express Small Business Exchange, through which it provides small business owners with relevant information, expert advice and customer servicing applications.

         A key strategy for TRS is the creation of products to meet better the credit needs of small business owners. Equipment financing is a key lending category for small business owners. In 1998, TRS expanded this business by acquiring 100% ownership of the equipment financing company, CapitaFinance, in which TRS previously had a 50% interest. In February 1999, TRS also purchased Rockford Industries, a firm that provides point-of-purchase equipment financing.

         In 1998,  TRS also  introduced  an  International  Payments site on the internet, which provides a convenient and cost-effective way for small businesses in the U.S. to pay international vendors in more than 40 foreign currencies, 24 hours a day, seven days a week. TRS also entered into a marketing arrangement with, and purchased a minority investment in, Administaff Inc., which offers American Express' small business clients human resource services on an outsourced basis.

         American Express Tax and Business Services ("TBS") is a part of the Small Business Services Group. TBS provides a wide range of services including tax preparation and compliance; preparation of non-attest financial statements; business continuation and transition planning; business valuation; loan consultation and preparation; business plan development; money management assistance; bookkeeping and payroll consultation services; cash flow planning; and other business consulting services. TBS has offices in approximately 60 locations in 18 states, and continued to acquire accounting firms in 1998.

         TRS provides a wide variety of travel services to customers traveling for business and personal purposes and is the leading business travel provider worldwide. Travel services include trip planning, reservations, ticketing and other incidental services. In addition, for business travel accounts, TRS provides corporate travel policy consultation and management information systems as well as group and incentive travel services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, service fees for certain transactions such as re-ticketing, courier services and complex itineraries and management and transaction fees from certain business travel accounts. In 1998, TRS continued its strategy of bolstering its travel industry presence to improve its ability to negotiate with key suppliers and reduce profit margin pressure. During the year it acquired Travel One, the ninth largest travel agency in the U.S., with a large number of middle-sized business travel clients. In 1998, TRS also further strengthened its roster of Business Travel clients and also focused on deepening its partnerships with major airlines and hotel companies through, among other initiatives, the launching of co-branded cards and programs offering special amenities to travelers.

         TRS' retail travel network of more than 1,700 owned and representative offices is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the strength of the travel network. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800-type services, and internet-based products and services. During 1998, TRS acquired Travel Impressions, a developer and marketer of vacation packages, and Empress Travel, a retail travel agency franchiser. In March 1999, TRS acquired Golden Bear Travel Agency, a travel agency specializing in cruises.

         TRS faces vigorous competition from more than 30,000 travel agents as well as direct sales by airlines and travel suppliers in the United States and abroad. This competition is mainly based on price, service, convenience and proximity to the customer and has increased due to several factors in recent years, including the acquisition of independent agencies by larger travel companies. Travel agency groups and consortia also have increased in size, enabling participating independent agencies to be more competitive in providing travel services to regional and national business travel clients and in other activities. In addition, many companies have established in-house business travel departments.

         Airlines have continued efforts to reduce their distribution expenses, including travel agency commissions, through techniques such as caps on commission fees and decreases in base commission rates. This has caused some independent agencies to go out of business. In response, TRS has accelerated its efforts to rely less on commissions by establishing more service fee-based client relationships. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines with respect to computer reservation systems and compensation and pricing arrangements. It is also expected that travel agencies will continue to look for expense reduction opportunities. Customers may increasingly seek alternative channels to make travel arrangements, such as on-line vendors or "ticketless" airline services that require booking directly with the airlines.

         TRS INTERNATIONAL
         -----------------

         The TRS International group is focusing on expanding its proprietary card business and network alliances in key markets, expanding the network of merchants that accept American Express Cards, leveraging opportunities for growth in Corporate Card, Corporate Travel and in other areas of Corporate Services and re-engineering its business to improve key processes and reduce costs.

         In 1998, TRS continued to bolster its proprietary business through the launch of more than 30 new proprietary and co-branded charge and revolving credit cards in a number of markets outside the United States. These included a Small Business Card in the U.K.; Blue Cards, which are revolving credit cards targeted to young consumers, in the U.K., Germany, Canada and Singapore; Platinum Cards in Argentina, Taiwan, Malaysia, Brazil and Singapore; co-branded cards with Aeromexico in Mexico, Thai Airways and the Dusit Group in Thailand and Air France, Accor and Credit Lyonnais in France; and a co-branded Travel Rewards Card in Thailand.

         TRS International also continued to pursue alliances through joint ventures or with qualified institutions that issue cards with an American
Express logo. These cards are accepted worldwide on the American Express merchant network. In 1998, TRS established 16 new network arrangements, launching cards with Banco Popular in Puerto Rico, AMP Banking in Australia and Komercni Banka in the Czech Republic, among others. TRS also formed joint ventures with Generale Bank in Belgium/Luxembourg and Credit Suisse in Switzerland. As of December 31, 1998, TRS had established 43 network arrangements in over 53 countries. TRS expects to continue establishing similar types of arrangements outside the United States while at the same time deepening its relationships with existing partners.

         TRS International also strengthened its corporate travel business in 1998. It increased its ownership in Havas Voyages SA, the largest travel agency in France, from a minority to a wholly-owned interest, and established a joint venture with BBL Travel in Belgium and Luxembourg. These acquisitions bolster TRS' position in the global travel business, provide a platform for Corporate Card sales and further increase the importance of TRS' customer base with key travel suppliers. This is important in the current travel agency business, both internationally and domestically, with ongoing pressure to reduce commissions by major airlines and other suppliers.

         Significant re-engineering initiatives by TRS International during 1998 include a franchise agreement in Germany whereby Otto Reiseburo GmbH, a member of the Otto Versand Group, will operate 25 American Express retail travel offices and co-brand a number of their own offices, thereby expanding the American Express travel office network in Germany on a cost-effective basis. TRS also launched a campaign similar to the successful program it used in the U.S. in order to address suppression issues in key international markets.

         In 1998, spending billed on TRS' International Cards and corporate and personal travel softened in certain markets outside the U.S. due in part to difficult economic conditions during the year.

         TRS International also provides foreign exchange services to consumers in American Express Travel Offices, dedicated bureaus, airports and other outlets, and cross-border money transfer services for small business, banking and travel customers.

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         American Express Relationship Services ("AERS") sells products and services which address some of the information, access, security, financial and telecommunications needs of American Express customers. Services offered for a fee to Cardmembers include travel, health and credit insurance products, credit card registry, credit bureau monitoring and telecommunication services. In 1998, AERS launched three fee-for-service programs, including Charge Card credit protection, discounts on home repair and improvement services, and extended warranties for major home systems and appliances. AERS also offers merchandise directly to Cardmembers, who may elect to pay in installments with no finance charges and also markets educational loans to students and parents.

         AERS is also developing new stored value products. In 1998, AERS introduced the Electronic Gift Card, a magnetic stripe stored value card that replaces retail gift certificates.

         AERS is also responsible for three enterprise-wide utilities, including interactive, smart cards and customer information management. The group is seeking to develop the Company's enterprise-wide interactive strategy with a focus on providing internet and interactive capabilities to meet customers' needs. This is expected to be an increasingly important part of the Company's business in the future. Over the last several years, TRS has made a number of minority investments in internet firms, which typically also include a marketing arrangement with such companies. In 1998, AERS invested in Ticketmaster Online-CitySearch, Inc., which supplies online information guides and event ticketing for consumers and merchants; Concur Technologies, which provides employee desktop solutions including travel and expense management; SaveSmart, which offers personalized online offers from participating merchants; and @Back-up, which offers computer back-up service over the internet.

         AERS is also developing global strategies for smart cards and customer information management. Smart cards are cards with computer chips that can store and process data without the need for a direct telecommunications link with the card issuer. During the year TRS invested in Proton World International, a leading developer and licensor of smart card electronic purse technology, and became a licensee of the Multos(TM) smart card operating system. AERS will continue to focus on the fast-changing electronic commerce, smart card and information management arenas and seek to craft solid strategies for the Company.

     Currently through the Company's website, consumer and small business Cardmembers can access account information, pay their American Express Card bills and apply for certain Card products. Cardmembers may also utilize the Quicken(R) software offered by Intuit(R), Inc. and Microsoft(R) Money software offered by Microsoft Corporation, to view their American Express Card account information. Through the Company's website customers can also invest in securities, check their 401(k) account, book travel reservations, apply for an educational loan, plus many other services; merchants also can apply to accept the card and reconcile their accounts. The Company anticipates further developments in this area in 1999.

         TRS also  publishes  lifestyle  magazines  such as Travel & Leisure(R),
Travel & Leisure(R) Golf, Food & Wine(R), travel resources such as SkyGuide(R), Departures(TM), and business resources such as the American Express Appointment Book and Your Company(R) magazine.

                       AMERICAN EXPRESS FINANCIAL ADVISORS
                       -----------------------------------

         American Express Financial Corporation ("AEFC") provides a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. AEFC's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1998, American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, maintained a nationwide financial planning field force of 10,350 persons, which includes approximately 1,100 advisors from the acquisition of Securities America, Inc. in 1998.

         DISTRIBUTION OF PRODUCTS AND SERVICES
         -------------------------------------

         AXP Advisors has three primary financial service distribution channels: retail, consisting of financial advisors and direct access (online, telephone and fax), institutional and third party.

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

         First-year financial advisors are compensated primarily by salary; veteran financial advisors receive compensation based largely on sales and assets maintained from sales. The compensation system is structured to encourage advisor retention and product persistency, while adding stability to the financial advisor's income. In attracting and retaining members of the field force, AXP Advisors competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions. During 1998, AXP Advisors continued a major initiative to improve advisor retention and client satisfaction. It implemented on a nationwide basis Advisor Link(TM), which is an integrated desktop financial planning, client management and communication software package which helps advisors generate more sophisticated, easy-to-read financial plans more quickly.

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

         Consistent with the Company's goal of promoting cross-selling across all of its units, AXP Advisors has increased its sales to customers from other American Express businesses. In 1998, American Express Cardmembers accounted for over 30 percent of all new clients of AXP Advisors' financial advisors, and substantial investment certificate sales were made to American Express Bank Ltd. foreign customers. Further cross-selling will be sought through AXP Advisors' recently established office in Japan, which plans to offer financial products and services to TRS' Cardmembers in Japan (as well as to non-Cardmembers).

         To enhance its ability to retain advisors, AXP Advisors is working on plans to add choices to how advisors fit into the organization, with various levels of service, compensation and branding. This includes providing options to the current American Express-branded advisor network, which will differ in the level of service and payout rate offered. Advisors will be able to choose a salaried employee advisor network with a high level of service and a lower payout rate; a branded advisor network in which advisors get a higher payout rate and can purchase the service they prefer; or an unbranded independent broker/dealer network with a minimal level of service and higher payout. AXP Advisors took a step toward implementing this plan when it acquired in March 1998 Securities America, Inc., an independent broker-dealer servicing approximately 1,100 financial advisors and a distributor of mutual funds, annuities and insurance products.

         During 1998 the American Express Financial Direct unit ("Financial Direct"), the Company's other financial services retail distribution channel, was moved into the AXP Advisors' organization to more closely align Financial Direct with AXP Advisors' product manufacturing capabilities and to provide Financial Direct's clients with alternative methods to access investment products, such as meeting with a financial advisor. To date, results for Financial Direct as a stand alone business have been below the Company's expectations and below scale. AXP Advisors ultimately plans to combine the capabilities of the financial advisors and Financial Direct to provide clients multiple ways to interact with AXP Advisors. The feasibility and impact of this integrated retail business are being tested in a pilot which began its first phase in the fourth quarter of 1998.

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

         During the year, AXP Advisors expanded its institutional business, which includes 401(k) services and separate account asset management services for corporate, public and union retirement funds. It now serves more than 600 institutions.

         In addition to the retail and institutional distribution channels, AXP Advisors has a third-party channel, which distributes financial planning services and investment, insurance and annuity products through alliances with financial institutions, such as banks and thrift institutions.

         The move to multiple distribution channels has implications for how AXP Advisors services its clients. In order to provide clients with a more integrated service, it will be necessary to build the capability to recognize and service the client's entire relationship with the institution regardless of which channel or channels they have used. This will require, among other things, investment in both technology infrastructure and the service organization. In addition, the distribution of proprietary products outside of the traditional advisor channel will require, among other things, that the organization modify its product systems so they can interface according to industry standards with distributors outside of AXP Advisors.

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

         Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFC competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger and more global than AEFC, and the current trend towards consolidation and globalization in the financial services industry may increase the number of these stronger competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition in many of AEFC's markets. The ability of certain financial institutions to offer, and the dramatically increased usage by investors of, on-line investment and information services has also affected the competitive landscape over the past couple of years. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AXP Advisors' financial advisors.

         AEFC's business does not as a whole experience significant seasonal fluctuations.

         INSURANCE AND ANNUITIES
         -----------------------

         AEFC's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 1998 of $56.6 billion. IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts for sale through banks, thrift institutions and stock brokerages. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through banks, thrift institutions and stock brokerages in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers and others who reside in states other than New York.

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

         IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any upward movement in a broad-based stock market index. IDS Life also offers a variable annuity, the "Flexible Portfolio Annuity," in which the purchaser may choose between mutual funds, with portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account" as the underlying investment vehicle. Over the past five years, IDS Life's variable annuity sales have had an increasing impact on total annuity sales.

         IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of fixed and variable life insurance and annuities, has increased significantly in recent years and is impacting the manner in which companies approach various operational issues, including compliance efforts. There has also been an increase in the number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct (see Legal Proceedings on page 39). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry including taxation of variable annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon AEFC's insurance subsidiaries.

         As a distributor of variable annuity and life insurance contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

         IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 35 states and the District of Columbia. This insurance is also underwritten by AMEX Assurance Company, a subsidiary of the American Express Company, and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois.

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

         INVESTMENT CERTIFICATES
         -----------------------

         IDS Certificate Company ("IDSC"), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. IDSC is registered as an investment company under the Investment Company Act of 1940. IDSC currently offers nine types of face-amount certificates. Owners of IDSC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by IDSC. In addition, persons owning two types of certificates may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index. The certificates issued by IDSC are not insured by any government agency. AEFC acts as investment manager for IDSC. IDSC's certificates are sold primarily by AXP Advisors' field force. Certificates are also marketed by American Express Bank Ltd. to its foreign customers.

         IDSC is the largest issuer of face-amount certificates in the United States. At December 31, 1998, it had approximately $3.8 billion in assets.
IDSC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

         MUTUAL FUNDS
         ------------

         AXP Advisors offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The "IDS(R) MUTUAL FUND GROUP" consists of 38 retail mutual funds, with varied investment objectives, and includes, for example, money market, tax-exempt, bond and stock funds. The IDS MUTUAL FUND GROUP, with combined net assets at December 31, 1998 of $84.8 billion, was the fourteenth largest mutual fund organization in the United States and, excluding money market funds, was the eighth largest. The uneven performance in the global financial markets in 1998 impacted the results of many of the funds in the IDS MUTUAL FUND GROUP, and investment results for the year were mixed overall.

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

         AXP Advisors, through a subsidiary that has been registered as a broker/dealer in Japan, plans to begin offering mutual funds to individual Japanese investors in March 1999.

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         American Express Asset Management Group Inc. ("AEAMG"), a subsidiary of AEFC, is an SEC registered investment advisor that provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients"). AEAMG through its Portfolio Management Group also offers discretionary investment management services to wealthy individuals and small institutions with account sizes between $1 million and $10 million. AEAMG also owns a majority interest in Kenwood Capital Management LLC, which provides investment management services to investment companies, corporations, trusts, estates, charitable organizations and tax qualified pension and profit sharing plans. It employs an active investment strategy that is based on a disciplined approach to stock selection and portfolio risk management, and seeks to achieve consistent excess returns relative to passive index benchmarks for small- and mid-cap segments of the U.S. Equity Market.

         Advisory Capital Strategies Group, Inc., a subsidiary of AEAMG, is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator and Commodity Trading Advisor and provides investment management services to certain private investment vehicles organized offshore. It owns the majority interest in Advisory Capital Partners LLC ("ACP"), which is registered with the Commodity Futures Trading Commission as a Commodity Pool Operator. ACP acts as general partner to two partnerships seeking superior capital appreciation, which are offered privately to qualified eligible participants and which employ various investment strategies, including among other things, the use of leverage, short selling of securities and investment in options, futures and other derivative instruments.

         AEAMG also serves as a sub-advisor to American Express Asset Management Ltd. in providing investment advice with respect to the U.S. Equity Fund Portfolio for the American Express Asset Management Pooled Funds, which is an open-end unit trust under Canadian tax law. AEAMG also provides investment management services as collateral manager for various special purpose entities that issue their own securities which are collateralized by a pool of assets, e.g., collateralized bond obligations.

         At December 31, 1998, AEAMG managed securities portfolios totaling $20.1 billion for 404 accounts.

         International or global investment management is offered to United States-based institutional clients by American Express Asset Management International Inc. ("AEAMI"), a United States company with offices in Hong Kong, London and Singapore, and to non-United States based institutional clients by American Express Asset Management Ltd. ("AEAML"), a U.K. company with offices in Hong Kong, London and Singapore. International institutional investment management services are also provided, currently on a sub-advisor basis, for the clients of AEAMI and AEAML by American Express Asset Management International (Japan) Ltd., which has offices in Tokyo and which also plans to offer investment management services to Japanese institutional investors. At December 31, 1998, AEAMI managed securities portfolios totaling $8.1 billion for 23 accounts; and AEAML managed securities portfolios totaling $1.9 billion for 25 accounts. AEAMI and AEAML are wholly-owned subsidiaries of AEFC.

     The institutional investment management business is highly competitive and AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance and client service.

         AXP Advisors also offers investment management services for wealthy individuals and small institutions. IDS Wealth Management Service offers a wrap program marketed to wealthy individuals through AXP Advisors' financial advisors and marketing employees and third-party referrals. American Express Strategic Portfolio Services offers a mutual fund wrap program to wealthy individuals. IDS Wealth Management Service, American Express Strategic Portfolio Services and Portfolio Management Group are operating divisions of AXP Advisors.

         American Express Trust Company ("AETC") provides trustee, custodial, record keeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC is trustee of over 390 benefit plans which represent approximately $22.1 billion in assets and 860,000 participants. AETC has assets under custody in excess of $120.2 billion and provides non-trusteed, investment management of assets in excess of $1.9 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division). AETC, through its personal trust division, also offers trust services to individuals and organizations. To facilitate expansion of the personal trust business, AEFC filed an application with the Office of Thrift Supervision to operate a federal savings bank.

         AXP Advisors distributes real estate investment trusts sponsored by other companies. AXP Advisors also distributes from time to time managed futures limited partnerships in which an AEFC subsidiary is a co-general partner.

         In 1998, AEFC continued to expand its securities brokerage services. American Enterprise Investment Services Inc., a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 282,750 retail and institutional clients of AXP Advisors and American Express Service Corporation. American Enterprise Investment Services, Inc. holds over $9.7 billion in assets for clients. American Enterprise Investment Services, Inc. is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

         In 1998 AEFC and American Express Bank Ltd. organized a jointly owned subsidiary. American Express International Deposit Company ("AEIDC"), in the Cayman Islands to accept deposits from foreign clients of American Express Bank Ltd. AEIDC is not regulated as a bank in the Cayman Islands.

                     AMERICAN EXPRESS BANK/TRAVELERS CHEQUE
                     --------------------------------------

         In the third quarter of 1997, management of the Company's Travelers Cheque unit was moved from TRS' Stored Value Group to the Chief Executive Officer of American Express Bank Ltd., the head of the Company's international banking business. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, since the first quarter of 1998, the Company's Travelers Cheque operations has been reported in the same operating segment as American Express Bank Ltd. The financial and other information reported in the following section under American Express Bank relates only to such bank's business, and the information under the caption Travelers Cheque includes only information related to the Travelers Cheque business.

                              AMERICAN EXPRESS BANK
                              ---------------------

         The Company's wholly-owned indirect subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), offers products that meet the financial service needs of four client groups: corporations, financial institutions, wealthy individuals and retail customers. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

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

         In 1998, AEB had a difficult year overall, primarily due to losses in its corporate banking business. In the first quarter, AEB established a $138 million (after-tax) credit loss provision related to the Bank's Asia/Pacific business, particularly Indonesia. At year-end, loans outstanding worldwide were approximately $5.6 billion, down from $6.2 billion at December 31, 1997, which decrease resulted in part from its decision to de-emphasize corporate and correspondent banking.

         AEB made progress in 1998 in private banking and personal financial services, which businesses are expected to be the long-term focus for AEB, due in part to the fact that marketing to their individual client bases is more consistent with the overall cross-selling strategy of the Company. During the year, AEB developed a family of euro-denominated mutual funds which was launched in France and Germany in January 1999, and introduced personal mortgages in Greece and auto loans in India. The Private Bank showed significant growth, with client holdings increasing 22 percent, and client volumes in Personal Financial Services increased 23 percent. AEB's global trading unit also benefited from volatility in the financial and foreign exchange markets.

         AEB has also continued to work more closely with other parts of the Company. AXP Advisors has contracted with AEB to manage most of AEB's Worldfolio and Epic mutual funds. AEB has contracted with IDSC to market IDSC's investment certificates, and has set up a joint venture with AEFC in the Cayman Islands to accept deposits. In 1998, AEB increased client holdings in these deposits by more than $1 billion. TRS makes Platinum Cards available to AEB's private banking clients. In addition, AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in France, Germany, Greece, Hong Kong, Singapore and Taiwan. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-Cardmembers in France, Germany, Hong Kong, Indonesia, Singapore and Taiwan.

         In 1994, AEB entered into a 10-year contract with Electronic Data Systems Corporation ("EDS") for the outsourcing of AEB's global systems support and development and data processing functions. Under the contract, EDS is to maintain and operate AEB's existing technology systems and to develop certain other systems. The major focus of EDS in 1998 was the remediation of AEB's computer systems for Year 2000 compliance.

         AEB has a global network with offices in 38 countries. Its worldwide headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami. In 1998, AEB established a facility office in San Francisco, California.

         AEB's business does not, as a whole, experience significant seasonal fluctuations.

         SELECTED FINANCIAL INFORMATION REGARDING AEB
         --------------------------------------------

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

         AEB's 1998 total assets of $11.6 billion decreased from $12.8 billion in 1997. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.9 billion at December 31, 1998 and $4.4 billion at December 31, 1997.

         The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1998 (dollars in millions):

                                                                     1998         1997        1996
                                                                     ----         ----        ----

Net financial revenues                                              $620          $637        $591
Non-interest expenses                                                756           487         463
Net (loss) income                                                    (84)           82          68
-------------------------------------------------------------------------- ------------ -----------
Cash and deposits with banks                                        2,303        2,150       1,709
Investments                                                         2,553        2,265       2,835
Loans, net                                                          5,404        6,062       5,760
Total assets                                                       11,576       12,868      12,350
-------------------------------------------------------------------------- ------------ -----------
Customers' deposits                                                 8,288        8,547       8,653
Shareholder's equity                                                  743          830         799
-------------------------------------------------------------------------- ------------ -----------
Return on average assets (a)                                      (0.70)%        0.64%       0.57%
Return on average common equity (a)                              (13.31)%       10.83%       9.22%
-------------------------------------------------------------------------- ------------ -----------
Reserve for loan losses/total loans                                 3.83%        2.11%       1.99%
Total loans/deposits from customers                                67.80%       72.45%      67.92%
Average common equity/average assets (a)                            5.16%        5.61%       5.82%
Risk-based capital ratios:
  Tier 1                                                             9.8%         8.8%        8.8%
  Total                                                             12.6%        12.3%       12.5%
Leverage ratio                                                       5.5%         5.3%        5.6%
-------------------------------------------------------------------------- ------------ -----------
Average interest rates earned:  (b)
  Loans (c)                                                         8.56%        8.59%       8.48%
  Investments (d)                                                   7.62%        8.22%       8.57%
  Deposits with banks                                               6.21%        7.07%       7.52%
-------------------------------------------------------------------------- ------------ -----------
Total interest-earning assets (d)                                   7.90%        8.18%       8.25%
-------------------------------------------------------------------------- ------------ -----------
Average interest rates paid:  (b)
  Deposits from customers                                           5.79%        6.04%       6.28%
  Borrowed funds, including long-term debt                          6.17%        6.98%       6.66%
-------------------------------------------------------------------------- ------------ -----------
Total interest-bearing liabilities                                  5.84%        6.16%       6.33%
-------------------------------------------------------------------------- ------------ -----------
Net interest income/total average interest-earning assets (d)       2.72%        2.91%       3.03%
-------------------------------------------------------------------------- ------------ -----------

(a)   Calculated excluding the effect of SFAS No. 115.
(b) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.
(c) Interest rates have been calculated based upon average total loans, including those on non-performing status.
(d)   On a tax equivalent basis.

         The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 1998 (millions):

By Geographical Region (a)                          1998           1997           1996            1995           1994
                                                    ----           ----           ----            ----           ----
Asia/Pacific                                      $2,143         $2,789         $2,543          $2,151         $2,144
Europe                                             1,021          1,055            821             876            903
Indian Subcontinent                                  517            629            833             970            721
Latin America                                      1,107          1,082            916             617            589
North America                                        210             51             67              76             81
Middle East                                          544            482            580             614            345
Africa                                                77            105            117             124            207
                                                  ------         ------         ------          ------         ------
Total                                             $5,619         $6,193         $5,877          $5,428         $4,990
                                                  ======         ======         ======          ======         ======


                                              1998
                               ----------------------------------
                                           Due After 1   Due
                                Due        Year          After 5
                                Within 1   Through 5     Years
By Type and Maturity            Year       Years         (b)           1998       1997       1996      1995       1994
                                           (b)                                     (d)        (d)       (d)        (d)
                               ----------------------------------      ----       ----       ----      ----       ----
Consumer and private
    banking loans:
Loans secured by
    real estate                   $    7        $   -      $  206    $  213     $  146    $   37    $   40     $    -
Installment, revolving
    credit and other               1,322           98           9     1,429      1,231     1,090     1,167      1,181
                                  ------        -----      ------    ------     ------    ------    ------     ------
                                   1,329           98         215     1,642      1,377     1,127     1,207      1,181
                                  ------        -----      ------    ------     ------    ------    ------     ------
Commercial loans:
Loans secured by
    real estate                      226           73           3       302        347       386       461        592
Loans to businesses (c)            1,680          264          53     1,997      2,479     2,415     2,364      2,088
Loans to banks and other
     financial institutions        1,420          169           6     1,595      1,926     1,860     1,240        915
Loans to governments and
     official institutions            40            3           3        46         41        64        60         81
Equipment Financing                    -            -           -         -          -         1        43         79
All other loans                       32            5           -        37         23        24        53         54
                                  ------        -----      ------    ------     ------    ------    ------     ------
                                   3,398          514          65     3,977      4,816     4,750     4,221      3,809
                                  ------        -----      ------    ------     ------    ------    ------     ------
Total                             $4,727         $612        $280    $5,619     $6,193    $5,877    $5,428     $4,990
                                  ======        =====      ======    ======     ======    ======    ======     ======

(a)  Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $82 million, while those at floating (adjustable) interest rates totaled $810 million.
(c) Business loans, which accounted for approximately 36 percent of the portfolio as of December 31, 1998, were distributed over 26 commercial and industrial categories.
(d) Prior year amounts have been restated to conform to the current year's presentation.

         The following table sets forth AEB's non-performing loans at year end for each of the five years in the period ended December 31, 1998 (millions):

                                                                       1998       1997        1996       1995        1994
                                                                       ----       ----        ----       ----        ----
Consumer loans                                                          $ 1        $ 1         $ 1        $ 3          $-
Real estate loans--commercial                                             9          9           5          1           4
Loans to businesses                                                     151         34          29         20          12
Loans to banks and other financial institutions                          19          3           -          8           -
Loans to governments and official institutions                            -          -           -          1           1
Equipment financing                                                       -          -           -          1           3
                                                                       ----        ----        ----       ----        ----
Total                                                                  $180        $47         $35        $34         $20
                                                                       ====        ====        ====       ====        ====

         AEB defines an impaired loan as any loan (other than certain consumer loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations (i.e., non-performing loans).

         The following is a summary of loans considered to be impaired under SFAS No. 114 and the related interest income:

                                                        December 31,
                                                     -----------------
(in millions)                                        1998        1997
                                                     ----        ----
Recorded investment in impaired loans
      not requiring an allowance (a)                 $  3       $   5
Recorded investment in impaired loans
      requiring an allowance                         $177       $  42
                                                     ----       -----
Total recorded investment in impaired loans          $180       $  47
                                                     ====       =====
Credit reserves for impaired loans                   $ 95       $  19
                                                     =====      =====

                                                          December 31,
                                                --------------------------------
(in millions)                                    1998         1997         1996
                                                 ----         ----         ----
Average recorded investment in impaired loans    $176         $ 58         $ 35
Interest income recognized on a cash basis          2            3            1

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

         In addition to the above, AEB had other non-performing assets totaling $63 million at December 31, 1998, $11 million at December 31, 1997 and $36 million at December 31, 1996. The 1998 balance primarily represents matured foreign exchange and derivative contracts, while the 1997 and 1996 amounts represent balances transferred from non-performing loans as a result of foreclosures. The decrease from 1996 to 1997 primarily reflected the sale of a foreclosed property.

         The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 1998 (dollars in millions):

                                                1998          1997           1996          1995          1994
                                           ----------    ----------    -----------    ----------    ----------
Reserve for credit losses -
        January 1,                             $137          $117           $111           $109          $126
Provision for credit losses (a)                 238            20             23              7             8
Translation and other (b)                        (4)           (2)            (1)             -             -
                                           ----------    ----------    -----------    ----------    ----------
     Subtotal                                   371           135            133            116           134
                                           ----------    ----------    -----------    ----------    ----------
Writeoffs:
   Consumer loans                                19            13             13              9            19
   Real estate loans-commercial                   3             -              2              -             1
   Loans to businesses (c)                       72            17              7              3            21
   Loans to banks and other
        financial institutions                    2             -              1              1             3
   Loans to governments and
        official institutions                     -             -              -              1             -
   Foreign exchange and
        derivative contracts (d)                 28             -              -              -             -
   Equipment financing                            -             -              -              1             -
Recoveries:
   Consumer loans                                 -           (11)            (3)            (1)          (10)
   Loans to businesses                           (5)           (3)            (2)            (5)           (4)
   Loans to banks and other
        financial institutions                    -             -             (1)            (3)           (3)
   Loans to governments and
        official institutions (e)                 -           (18)            (1)             -             -
   Equipment financing                            -             -              -             (1)           (2)
   All other loans                               (7)            -              -              -             -
                                          ----------    ----------    -----------     ----------    ----------
        Net write-offs (recoveries)             112            (2)            16              5           25
                                          ----------    ----------    -----------     ----------    ----------
Reserve for credit losses
     December 31, (f)                          $259          $137           $117           $111         $109
                                           ==========    ==========    ===========    ==========    ==========

(a) The increase in 1998 was mainly due to first quarter credit loss provision related to business in the Asia/Pacific region, particularly Indonesia. The increase in 1996 was primarily due to loan growth, slightly higher consumer and commercial write-offs and lower commercial banking recoveries.
(b) Prior year amounts have been restated to conform to the current year's presentation in accordance with the American Institute of Certified Public Accountants and Savings Institutions Audit and Accounting Guide.
(c) The increase in 1998 was primarily due to write-offs in the Asia/Pacific region, primarily Indonesia.
(d) The increase in 1998 was due to write-offs of Indonesian foreign exchange and derivative contracts.
(e)  The increase in 1997 was mainly due to a loan recovery from Peru.
(f)  Allocation:


       Loans                                  $214            $131          $117         $111           $109
       Other assets, primarily derivatives      43               6             -            -              -
       Other liabilities                         2               -             -            -              -
                                             -----          ------        ------        -----           -----
     Total reserve for credit losses          $259            $137          $117         $111           $109
                                             =====          ======        ======        =====           =====

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

         AEB separately maintains and provides for reserves relating to credit losses for loans, derivatives and other credit-related commitments. The reserve is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, including historical credit loss experience in relation to outstanding credits, a continuous assessment of the collectibility of each credit, and management evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions. Management's assessment of the adequacy of the reserve is inherently subjective, as significant estimates are required. Amounts deemed uncollectible are charged against the reserve, and subsequent recoveries, if any, are credited to the reserve.

         The reserve for credit losses related to loans is reported as a reduction of loans. The reserve related to derivatives is reported as a reduction of trading assets and the reserve related to other credit-related commitments is reported in other liabilities.

         RISKS
         -----

         The global nature of AEB's business activities are such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1998, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe, North America, Latin America and the Indian Subcontinent. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk.

         Beginning in 1997 and continuing throughout 1998 certain countries in Asia began experiencing economic pressures that created liquidity constraints associated with public and private sector debt service. At December 31, 1998, AEB had exposures throughout the Asia/Pacific region, including in Hong Kong, Singapore, Taiwan, Indonesia and Korea, among other countries. AEB had approximately $2.1 billion outstanding in loans in the entire Asia/Pacific region at year-end. In addition to these loans, there are other banking activities, such as forward contracts, various contingencies and market placements, which added another approximately $1.1 billion to the credit exposures in the region at year-end. In the first quarter of 1998, AEB established a $213 million ($138 million after-tax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia.

         AEB is carefully monitoring its credit exposures as well as actions being taken by government entities to address and resolve currency and liquidity issues. The continuing economic downturn in Asia is contributing to destabilizing effects upon the currency, liquidity and capital markets of other countries outside the Asia/Pacific region, particularly in Latin America. To the extent these events affect such countries where AEB has credit exposure or market presence, AEB is closely following such events and actively manages the associated risks as the situation warrants.

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

         For a discussion relating to AEB's use of derivative financial instruments, see pages 30 through 31 under the caption "Risk Management," and
Note 7 on  pages  42  through  45,  of  the  Company's  1998  Annual  Report  to
Shareholders,   which  portions  of  such  report  are  incorporated  herein  by reference.

         COMPETITION
         -----------

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

         REGULATION
         ----------

         AEB is a wholly-owned direct subsidiary of American Express Banking Corp. ("AEBC"). AEBC is a New York investment company organized under Article XII of the New York Banking Law and is a wholly-owned direct subsidiary of the Company. AEBC,

AEB and AEB's global network of offices and subsidiaries are subject to the consolidated supervision and examination of the New York State Banking Department ("NYSBD") pursuant to New York Banking Law. AEBC does not directly engage in banking activities.

         AEB's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors. Within the United States, AEB's New York agency is supervised and regularly examined by the NYSBD. In addition, the Florida Department of Banking and Finance supervises and examines AEB's Miami agency, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI and the California Department of Financial Institutions supervises and examines AEB's San Francisco facility office. AEB Global Asset Management Inc., a wholly-owned subsidiary of AEB that provides investment advisory services to private banking clients, is registered with the SEC as an investment advisor.

         Since AEB does not do business in the United States except as an incident to its activities outside the United States, the Company's affiliation with AEB neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates.

         AEB is required to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 23, AEB is considered to be well capitalized at December 31, 1998.

         The Company has taken steps to ensure that AEB remains well capitalized, as defined by regulatory guidelines. In April 1998, the Company purchased $225 million of deferred tax assets from AEB, thereby reducing AEB's nonqualifying assets and increasing its regulatory capital.

                                TRAVELERS CHEQUE
                                ----------------

         The Company, through its Travelers Cheque unit, is a leading issuer of travelers cheques. The Company is also expanding the scope of its Money Order and Official Check products in the U.S., and renewing its focus on the TravelFunds Direct(SM) product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

         The American Express(R) Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Travelers Cheques are issued in eleven currencies both directly by the Company and through joint venture companies in which the Company generally holds an equity interest. In 1998, the Travelers Cheque unit announced the issuance of a euro- denominated Travelers Cheque which commenced in early 1999.

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

         Although the Company believes it is the leading issuer of travelers checks, its growth in sales of this product has been declining over the past few years. Consumers have a choice of many forms of competitive payment instruments, including other brands of travelers checks, cash, credit and debit cards and national and international automated teller machine networks. The Company expects increasing developments in stored value cards, smart cards and other electronic forms of payment, and plans to offer a range of new stored value and other products in the future to compete in this area. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the acceptability of the checks throughout the world as an alternative to currency; (iv) the compensation paid to, and frequency of settlement by, selling agents; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotional campaigns; and (vii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen. Other competitive factors affecting stored value products generally include (a) the quality and rate of introduction of stored value products of competitors; (b) the rate of consumer and merchant acceptance of new products;
(c) the rate of deployment of card and payment systems worldwide; (d) the global interoperability of card and payment systems; (e) the relative ability of an issuer to control fraud; and (f) the development of governmental regulations relating to stored value products.

         Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter.

                               CORPORATE AND OTHER
                               -------------------

         The Balcor Company Holdings, Inc., an indirect, wholly-owned subsidiary of the Company, and its subsidiaries, formerly operating as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation was completed in 1998. Balcor and its subsidiaries still serve as general partners in numerous public limited partnerships that have not yet been liquidated.

         The Company uses information about its customers to develop products and services and to provide personal service. Regulatory activity in the areas of privacy and data protection is growing worldwide and is generally being driven by the growth of technology and concomitant concerns about the potentially rapid and widespread dissemination of information, and the implementation of the European Union Data Protection Directive, which imposes restrictions on the collection, use and processing of personal data. The European Directive became effective in October 1998 and involves potential sanctions for violations which include the possible disruption in the flow of personal data from Europe and in the use of such data. The Company will continue its efforts to vigilantly safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, while seeking to properly collect and use data to achieve its business objectives.

         For a discussion of the Company's status relating to the Year 2000 issue, see pages 22 and 23 of the Company's 1998 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
             ------------------------------------------------------

         Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed under the Securities Exchange Act of 1934, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements, including the Company's financial and other goals, include, but are not limited to, the following:

     o The Company's inability to extend the value of the American Express brand, which historically has been associated with the card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry. This could depend in part on the Company's ability to manage the potential conflicts inherent in its growing multi-channel delivery systems.

     o The Company's inability to succeed in its ongoing reengineering efforts and in achieving best-in-class economics, while also maintaining high service levels.

     o The Company's inability to successfully create, and increase distribution channels for, financial, travel, card and other products and services.

     o The Company's inability to participate in payment and other systems material to its businesses on a fair and competitive basis.

     o The Company's inability to successfully invest in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, multi-application smart cards and risk management systems.

     o The Company's inability to adequately address its Y2K issues, successfully identify its systems containing two digit codes, the nature and amount of programming required to fix the affected systems and the costs of labor and consultants related to such effort, continue to have access to such resources and ensure that third parties that interface with the Company successfully address their Y2K issues.

     o The Company's inability to successfully modify its computer software and business systems to ensure proper and timely accommodation of the European single currency in its business and operations.

     o The Company's inability to successfully develop and implement enterprise-wide interactive strategies.

     o TRS' inability to expand its overall revenues, which depends in part on its ability to increase consumer and/or business spending and borrowing on its credit and charge Cards, gain market share and develop new or enhanced products that capture greater share of customers' total spending on Cards issued on its network.

     o TRS' inability to enhance significantly its international operations, which will depend in part on its ability to reduce expenses for re-investment in the international business, expand the proprietary and third party-issued Card businesses.

     o   TRS' inability to increase its network of merchants.

     o TRS' inability to retain Cardmembers in consumer lending products after low introductory rate periods have expired.

     o TRS' inability to sustain premium discount rates or increase merchant coverage, both of which will depend in part on its ability to maintain a customer base that appeals to merchants and to develop deeper merchant relationships through creation of new products and services.

     o The inability of TRS and AEB to manage credit risk related to consumer debt, business loans and other credit exposures, both in the United States and abroad, including unseasoned balances in TRS' lending portfolios, all of which could be affected by general political and economic conditions, including interest rates and consumer credit trends, the rate of bankruptcies and movements in currency valuations.

     o The inability of AXP Advisors to maintain a growing field force and to improve the performance of its mutual funds.

     o A short-term financial market crash, or a longer term financial market decline or stagnation, which could impact the sale of investment products at AXP Advisors and the market value of AXP Advisors' managed assets, resulting in lower management and distribution fees.

     o The impact of changing interest rates, which could affect AXP Advisors' spreads between revenues from owned investments and benefits credited to clients fixed income accounts, TRS' borrowing costs and TRS' and AEB's return on lending products.

     o Changes in laws or government regulations that either restrict the businesses of the Company, or allow a wider range of institutions to compete in such businesses, e.g., banks being allowed to sell products competing with AXP Advisors, non-banking institutions selling bank products in competition with AEB, changes in tax laws affecting the Company's businesses, regulatory activity in the areas of customer privacy and data protection. See also pages 3, 4, 14, 16, 19, 20 and 28 through 31 of this 10-K Report for a discussion of various regulations affecting the Company.

     o Global developments that could affect the Company's operations abroad, such as political or economic instability in key markets of the Company's businesses or restrictions on convertibility of certain currencies. See also pages 9 through 11, 27, 28, 31 and 32 of this 10-K Report for a discussion of risks relating to foreign operations.

     o Competitive pressures in all of the Company's major businesses, including those competitive issues referred to on pages 2, 5 through 7, 9, 10, 12, 13, 15 through 19, 28 and 30 in this 10-K
         Report.

     o   Unforeseen litigation or compliance costs.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES
               ---------------------------------------------------

         Information with respect to the Company's segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the Company, which appears on pages 53 through 54 of the Company's 1998 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

         All of the executive officers of the Company as of March 24, 1999, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -              Chairman and Chief Executive Officer; Chairman, TRS

         Mr. Golub (60) has been Chief Executive Officer of the Company since February 1993, Chairman of the Company since August 1993 and Chairman, TRS since November 1991. Prior to February 1997 he had been Chief Executive Officer of TRS since November 1991.


KENNETH I. CHENAULT -      President and Chief Operating Officer;
                           President and Chief Executive Officer, TRS

         Mr. Chenault (47) has been President and Chief Operating Officer of the Company and President and Chief Executive Officer of TRS since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since January 1995. Prior to May 1995, he had also been President, U.S.A. of TRS since August 1993.


RICHARD KARL GOELTZ -      Vice Chairman and Chief Financial Officer

         Mr. Goeltz (56) has been Vice Chairman and Chief Financial Officer of the Company since September 1996. Prior thereto, he had been Group Chief Financial Officer and a member of the Board of Directors of NatWest Group.


JONATHAN S. LINEN -        Vice Chairman

         Mr. Linen (55) has been Vice Chairman of the Company since August 1993.

STEVEN W. ALESIO -        President, Small Business Services, TRS

         Mr. Alesio (44) has been President, Small Business Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Corporate Card, TRS since November 1993.


ANNE M. BUSQUET -         President, American Express Relationship Services, TRS

         Mrs. Busquet (49) has been President, American Express Relationship Services, TRS since October 1995. Prior thereto, she had been Executive Vice President, Consumer Card Group since November 1993.


JAMES M. CRACCHIOLO -     President, International, TRS

         Mr. Cracchiolo (40) has been President, International, TRS since May 1998. Prior thereto he had been President, Global Network Services, TRS since February 1996. Prior thereto he had been Senior Vice President, Quality, Reengineering and Business Strategy, TRS since August 1993.


URSULA F. FAIRBAIRN -     Executive Vice President, Human Resources and Quality

         Mrs. Fairbairn (56) has been Executive Vice President, Human Resources and Quality of the Company since December 1996. Prior thereto, she had been Senior Vice President, Human Resources of Union Pacific Corporation.

EDWARD P. GILLIGAN -      President, Corporate Services, TRS

         Mr. Gilligan (39) has been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995. Prior thereto, he had been Senior Vice President and General Manager, Eastern Region of Travel Management Services, TRS.


JOHN D. HAYES -           Executive Vice President, Global Advertising

         Mr. Hayes (44) has been Executive Vice President, Global Advertising since May 1995. Prior thereto, he had been President of Lowe & Partners/SMS.

DAVID C. HOUSE -          President, Establishment Services Worldwide, TRS

         Mr. House (49) has been President, Establishment Services Worldwide, TRS since October 1995. Prior thereto, he had been Senior Vice President of Sales and Field Marketing for the United States Establishment Services Group since January 1993.


DAVID R. HUBERS -         President and Chief Executive Officer,
                          American Express Financial Corporation

         Mr. Hubers (56) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993.


ALFRED F. KELLY, JR. -    President, Consumer Card Services Group, TRS

         Mr. Kelly (40) has been President, Consumer Card Services Group, TRS since October 1998. Prior thereto he had been Executive Vice President and General Manager of Consumer Marketing, TRS since February 1997. Prior thereto he had been Executive Vice President of Customer Loyalty, TRS since September 1995. Prior thereto he had been Senior Vice President, Customer Information Services, TRS.


ALLAN Z. LOREN -          Executive Vice President and Chief Information Officer

         Mr. Loren (60) has been Executive Vice President and Chief Information Officer of the Company since May 1994. Prior thereto, he had been President and Chief Executive Officer of Galileo International.


LOUISE M. PARENT -        Executive Vice President and General Counsel

         Ms. Parent (48) has been Executive Vice President and General Counsel of the Company since May 1993.


THOMAS SCHICK -           Executive Vice President, Corporate Affairs
                          and Communications

         Mr. Schick (52) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993.

JOHN A. WARD, III -       Chairman and Chief Executive Officer,
                          American Express Bank Ltd.;
                          President, Travelers Cheque Group

         Mr. Ward (52) has been Chairman and Chief Executive Officer, American Express Bank Ltd. since January 1996. Since August 1997 he has also been President of Travelers Cheque Group. Prior thereto, he had been Executive Vice President of Chase Manhattan Bank since September 1993 and Chief Executive Officer of Chase BankCard Services since July 1993.

                                    EMPLOYEES
                                    ---------

         The Company had approximately 85,000 employees on December 31, 1998.


ITEM 2.  PROPERTIES

         The Company's headquarters is in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of five office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. is also headquartered at, and owns 52% of, the building.

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

         AEFC has entered into a contract with a developer to construct a 30-story office tower in Minneapolis which should be ready for initial occupancy in February 2000. The new tower will become AEFC's headquarters. AEFC's lease term is for 20 years with several options to extend the term.

         AEFC is also building a new Client Service Center in downtown Minneapolis. Construction should start July 1999 and the building should be ready for occupancy in June 2002.

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

         On October 13, 1998,  an action  entitled  RICHARD W. AND  ELIZABETH J.
THORESEN V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was also commenced in Minnesota state court. The action was brought by individuals who purchased an annuity in a qualified plan. They allege that the sale of annuities in tax-deferred contributory retirement investment plans (e.g., IRAs) is never appropriate. The plaintiffs purport to represent a class consisting of all persons who made similar purchases. The plaintiffs seek damages in an unspecified amount, including restitution of allegedly lost investment earnings and restoration of contract values.

         The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the

Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. The defendant filed an answer on January 16, 1998, and pre-trial discovery proceedings are now underway. If the Company's position is sustained, it would receive interest on $198,649,152 of taxes paid for 1987 that should have been deferred to a subsequent period.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1998.


                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The principal market for the Company's Common Shares is The New York Stock Exchange. Its Common Shares are also listed on the Boston, Chicago, Pacific, London, Swiss, Dusseldorf, Frankfurt, Paris and Brussels Stock Exchanges. The Company had 51,597 common shareholders of record at December 31, 1998. For price and dividend information with respect to such Common Shares, see
Note 18 to the Consolidated Financial Statements on page 55 of the Company's 1998 Annual Report to Shareholders, which Note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The  "Consolidated   Five-Year  Summary  of  Selected  Financial  Data"
appearing on page 57 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         The  information  set  forth  under  the  heading   "Financial  Review"
appearing on pages 22 through 31 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

         The information set forth under the heading "Risk Management" appearing on pages 30 through 31 of the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 32 through 56 of the Company's 1998 Annual Report to Shareholders are incorporated herein by reference.

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

         The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 11, 1999 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 2 through 4 under the heading "The Shares Voting," pages 5 through 7 under the headings "Security Ownership of Directors and Executive Officers" and "Security Ownership of Named Executives" (excluding the paragraph under the heading "Share Ownership Guidelines for Directors" appearing on pages 6 and 7), pages 11 through 13 under the heading "Directors' Fees and Other Compensation," pages 13 beginning at "Election of Directors" through 34 ending at "Selection of Auditors" (excluding the portions under the headings, "Board Compensation Committee Report on Executive Compensation" appearing on pages 16 through 21 and "Performance Graph" appearing on page 28). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 35 through 38 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

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

          2.  Financial Statement Schedules:
              ------------------------------

              See Index to Financial Statements on page F-1 hereof.

          3.  Exhibits:
              ---------

              See Exhibit Index on pages E-1 through E-5 hereof.

      (b) Reports on Form 8-K:

          Form 8-K, dated October 26, 1998, Item 5, reporting the Company's earnings for the quarter ended September 30, 1998.

          Form 8-K, dated January 25, 1999, Item 5, reporting the Company's earnings for the quarter and year ended December 31, 1998.

          Form 8-K, dated February 3, 1999, Item 5, reporting certain information from speeches presented by Harvey Golub, the Company's Chairman and Chief Executive Officer and James M. Cracchiolo, President, International TRS, to the financial community on February 3, 1999.

          Form 8-K, dated February 22, 1999, Item 5, reporting the election of Robert L. Crandall to the Board of Directors of the Company.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   AMERICAN EXPRESS COMPANY


March 29, 1999                                     By /s/ Richard Karl Goeltz
                                                      --------------------------
                                                       Richard Karl Goeltz
                                                       Vice Chairman and
                                                       Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

                                                By  /s/ Robert L. Crandall
                                                   ----------------------------
                                                   Robert L. Crandall
                                                   Director

By  /s/ Harvey Golub                            By  /s/ Charles W. Duncan, Jr.
    ----------------------------                   ----------------------------
    Harvey Golub                                   Charles W. Duncan, Jr.
    Chairman, Chief Executive                      Director
    Officer and Director

By  /s/ Kenneth I. Chenault                     By  /s/ Beverly Sills Greenough
    ----------------------------                   ----------------------------
    Kenneth I. Chenault                            Beverly Sills Greenough
    President, Chief Operating                     Director
    Officer and Director

By  /s/ Richard Karl Goeltz                     By  /s/ F. Ross Johnson
    ----------------------------                   ----------------------------
    Richard Karl Goeltz                            F. Ross Johnson
    Vice Chairman and                              Director
    Chief Financial Officer

By  /s/ Daniel T. Henry                         By  /s/ Vernon E. Jordan, Jr.
    ----------------------------                   ----------------------------
    Daniel T. Henry                                Vernon E. Jordan, Jr.
    Senior Vice President                          Director
    and Comptroller

By  /s/ Daniel F. Akerson                       By  /s/ Jan Leschly
    ----------------------------                   ----------------------------
    Daniel F. Akerson                              Jan Leschly
    Director                                       Director

By  /s/ Anne L. Armstrong                       By  /s/ Drew Lewis
    ----------------------------                   ----------------------------
    Anne L. Armstrong                              Drew Lewis
    Director                                       Director

By  /s/ Edwin L. Artzt                          By  /s/ Richard A. McGinn
    ----------------------------                   ----------------------------
    Edwin L. Artzt                                 Richard A. McGinn
    Director                                       Director

By  /s/ William G. Bowen                        By  /s/ Frank P. Popoff
    ----------------------------                   ----------------------------
    William G. Bowen                               Frank P. Popoff
    Director                                       Director

March 29, 1999


                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))


                                                                              Annual
                                                                              Report to
                                                                              Shareholders
                                                                 Form 10-K    (Page)
                                                                -----------   ------------
American Express Company and Subsidiaries:
   Data incorporated by reference from attached
        1998 Annual Report to Shareholders:
   Report of independent auditors . . . . . . . . . . . . . . .                   56
   Consolidated statements of income for the three
        years ended December 31, 1998 . . . . . . . . . . . . .                   32
   Consolidated balance sheets at December 31, 1998
        and 1997. . . . . . . . . . . . . . . . . . . . . . . .                   33
   Consolidated statements of cash flows for the
        three years ended December 31, 1998 . . . . . . . . . .                   34
   Consolidated statements of shareholders' equity for the
        three years ended December 31, 1998 . . . . . . . . . .                   35
   Notes to consolidated financial statements . . . . . . . . .                  36-55
Consent of independent auditors  . . . . . . . . . . . . . . ..    F-2
Schedules:
 I - Condensed financial information of the Company  . . . . .     F-3-6
II - Valuation and qualifying accounts for the three years
      ended December 31, 1998 . . . . . . . . . . . . . . . . .    F-7


         All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

         The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 1998, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1998 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 4, 1999 (hereinafter referred to as our Report), included in the 1998 Annual Report to Shareholders of American Express Company.

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

         We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771,  No. 33-02980,  No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629,  No. 33-62124,  No. 33-65008,  No. 33-53801,  No.  333-12683,  No.
333-41779, No. 333-52699 and No. 333-73111;  Form S-3 No. 2-89469, No. 33-43268,
No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085 and No. 333-55761) and
in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1998.



                                                       /s/ Ernst & Young LLP
                                                       New York, New York
                                                       March 26, 1999


             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (Parent Company Only)
                                   (millions)


                                                                 Years Ended December 31,
                                                 ---------------------------------------------------------
                                                       1998                1997               1996
                                                 ---------------    ----------------    ------------------
Revenues                                              $ 260               $ 236              $ 245
                                                 ---------------    ----------------    ------------------
Expenses:
     Interest                                           293                 224                261
     Human resources                                     80                  68                 71
     Other (A)                                            -                 314               (310)
                                                 ---------------    ----------------    ------------------

          Total                                         373                 606                 22
                                                 ---------------    ----------------    ------------------
Pretax (loss) income                                   (113)               (370)               223
Income tax (benefit) provision                         (107)               (193)                43
                                                 ---------------    ----------------    ------------------
Net (loss) income before equity in net income
     of subsidiaries and affiliates                      (6)               (177)               180
Equity in net income of subsidiaries
     and affiliates                                   2,147               2,168              1,721
                                                 ---------------    ----------------    ------------------
Net income                                           $2,141              $1,991             $1,901
                                                 ===============    ================    ==================

(A) 1998 includes pretax income of $106 million ($78 million after-tax) comprising a $60 million ($39 million after-tax) gain from sales of common stock of First Data Corporation and $46 million ($39 million after-tax) preferred stock dividend based on earnings from Lehman Brothers. 1996 includes a pretax gain of $480 million ($300 million after-tax) on the exchange of DECS (Debt Exchangeable for Common Stock) for FDC common stock.


See Notes to Condensed Financial Information of the Company on page F-6.



             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (Parent Company Only)
                        (millions, except share amounts)

                                     ASSETS

                                                                        December 31,
                                                         -------------------------------------------
                                                                     1998                      1997
                                                         ------------------     -------------------
Cash and cash equivalents                                         $     6                  $    13
Equity in net assets of subsidiaries and affiliates                10,127                    9,731
Accounts receivable and accrued interest, less reserves                13                       13
Land, buildings and equipment--at cost, less
     accumulated depreciation:  1998, $65; 1997, $61                   69                       67
Due from subsidiaries (net)                                         1,060                    1,285
Other assets                                                          779                      666
                                                         ------------------     -------------------
          Total assets                                            $12,054                  $11,775
                                                         ==================     ===================


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                            $   756                  $ 1,122
Long-term debt                                                      1,085                    1,079
Intercompany debentures                                               515                        -
                                                        ------------------      -------------------

          Total liabilities                                         2,356                    2,201

Shareholders' equity:
     Common shares,  $.60 par value, authorized
         1.2 billion shares;  issued and
         outstanding 450.5 million shares
         in 1998 and 466.4 million shares
         in 1997                                                     270                       280
     Capital surplus                                               4,809                     4,624
     Retained earnings                                             4,148                     4,188
     Other comprehensive income, net of tax:
         Net unrealized securities gains                             583                       579
         Foreign currency translation adjustments                   (112)                      (97)
                                                         ------------------     -------------------
     Accumulated other comprehensive income                          471                       482
                                                         ------------------     -------------------

         Total shareholders' equity                                9,698                     9,574
                                                        ------------------      -------------------

     Total liabilities and shareholders' equity                  $12,054                   $11,775
                                                         ==================     ===================

See Notes to Condensed Financial Information of the Company on page F-6.



             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            STATEMENTS OF CASH FLOWS

                              (Parent Company Only)
                                   (millions)

                                                                               Years Ended December 31,
                                                                       ------------------------------------------
                                                                             1998          1997            1996
                                                                       -----------    -----------     -----------
Cash flows from operating activities:
Net income                                                                $2,141         $1,991          $1,901

Adjustments to reconcile net income to cash
     provided by operating activities:
     Equity in net income of subsidiaries and
          affiliates                                                      (2,147)        (2,168)         (1,721)
     Dividends received from subsidiaries and
          affiliates                                                       1,666          1,489           1,426
     (FDC Gain)/Restructuring                                                  -              -            (287)
                                                                       -----------    -----------     -----------
Net cash provided by operating activities                                  1,660          1,312           1,319
                                                                       -----------    -----------     -----------

Net cash provided (used) by investing activities                              91             51             124
                                                                       -----------    -----------     -----------

Cash flows from financing activities:
     Issuance of American Express common shares                              137            168             176
     Repurchase of American Express common
          shares                                                          (1,890)        (1,259)         (1,041)
     Dividends paid                                                         (414)          (423)           (436)
     Net increase (decrease) in debt                                           6            411            (427)
     Issuance of intercompany debentures                                     515              -               -
     Other                                                                  (112)          (278)            297
                                                                       -----------    -----------     -----------
Net cash used by financing activities                                     (1,758)        (1,381)         (1,431)
                                                                       -----------    -----------     -----------

Net (decrease) increase in cash and cash equivalents                          (7)           (18)             12
                                                                       -----------    -----------     -----------

Cash and cash equivalents at beginning of year                                13             31              19
                                                                       -----------    -----------     -----------

Cash and cash equivalents at end of year                                    $  6           $ 13            $ 31
                                                                       ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1998, 1997, and 1996 was $81 million, $88 million and $216 million, respectively. Net cash received for income taxes was $145 million for 1998; net cash paid for income taxes was $98 million for 1997; net cash received for income taxes was $296 million for 1996.

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

2.  Long-term debt consists of (millions):
                                                                    December 31,
                                                          ----------------------------------
                                                                    1998               1997
                                                          ---------------     --------------
6 3/4% Senior Debentures due June 23, 2004                          $499              $ 499
8 1/2% Notes due August 15, 2001                                     299                299
8 5/8% Senior Debentures due 2022                                    122                122
Floating Medium-Term Note due December 31, 2000                       88                 88
WFC Series Z Zero Coupon Notes due December 12, 2000                  52                 46
Other Fixed and Floating rate notes maturing 1999-2001                25                 25
                                                          ---------------     --------------
                                                                  $1,085             $1,079
                                                          ===============     ==============

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2003 are as follows (millions): 1999, $8; 2000, $163; 2001,
     $305; 2002, $0; 2003, $0.

3. Intercompany debentures consist solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly-owned subsidiary of the Company. See Note 5 to the Consolidated Financial Statements on page 41 of the Company's 1998 Annual Report to Shareholders, which Note is incorporated herein by reference.



             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 1998
                                   (millions)


                                     Reserve for credit losses,                        Reserve for doubtful
                                         loans and discounts                           accounts receivable
                                   -------------------------------------    ---------------------------------------------
                                      1998          1997          1996       1998              1997             1996
                                      ----          ----          ----       ----              ----             ----
Balance at beginning of
  period                               $707         $601          $602        $712              $722             $829

Additions:

  Charges to income                   1,165          837           658         948 (a)         1,153 (a)        1,081 (a)
  Recoveries of amounts
    previously written-off               74          159           136           -                 -                -

Deductions:

  Charges for which
    reserves were provided           (1,134)        (890)         (795)     (1,061)           (1,163)          (1,188)
                                     -------       ------        ------     -------           -------          --------

Balance at end of period               $812         $707          $601        $599              $712             $722
                                     =======       ======        ======     =======           =======          ========


(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 1998--$231, 1997--$237 and 1996--$232.

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed here with.) Exhibits numbered 10.1 through 10.14 and 10.23 through 10.32 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2 Company's By-Laws, as amended through February 23, 1998 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

4 The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2 American Express Company 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated May 15, 1998 (Commission File No. 333-52699)).

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

10.6 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.7 Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.8 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.9 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.10 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.11 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.12 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.13        Shearson  Lehman  Hutton  Capital  Partners  II,  L.P.  Amended and
             Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
             1988).

10.14 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.15 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman
             Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
             10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.16 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.17 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
             10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.18 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.19 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman
             Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
             10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit
             10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.22 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
             10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.23 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.24 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
             1994).

10.25 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.26 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.27 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.28 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.29 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the
             American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit
             10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.30 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.31 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.32 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.33 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.34 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
             1995).

*12.1        Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1998 Annual Report to Shareholders that are incorporated herein by reference.

*21          Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27          Financial Data Schedule.

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                             -----------------------





                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




     For the fiscal year ended December 31, 1998 Commission File No. 1-7657



                            ------------------------




                            American Express Company
                 (Exact name of Company as specified in charter)


                                 E X H I B I T S


================================================================================

                                  EXHIBIT INDEX
                                  -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith.) Exhibits numbered 10.1 through 10.14 and 10.23 through 10.32 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2 Company's By-Laws, as amended through February 23, 1998 (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

4 The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2 American Express Company 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated May 15, 1998 (Commission File No. 333-52699)).

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

10.6 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.7 Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.8 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.9 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.10 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.11 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.12 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.18 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.13        Shearson  Lehman  Hutton  Capital  Partners  II,  L.P.  Amended and
             Restated Agreement of Limited Partnership (incorporated by reference to Exhibit 10.19 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
             1988).

10.14 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.15 Restated and Amended Agreement of Tenants-In-Common, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman
             Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
             10.1 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.16 Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.17 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
             10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K 1994 (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.18 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.19 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.20 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman
             Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit
             10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.21 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit
             10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.22 Asset Purchase Agreement dated as of March 12, 1993 between Smith Barney, Harris Upham & Co. Incorporated, Primerica Corporation and Shearson Lehman Brothers Inc. (incorporated by reference to Exhibit
             10.16 of Shearson Lehman Brothers Holdings Inc.'s Annual Report on Form 10-K (Commission File No. 1-9466) for the fiscal year ended December 31, 1992).

10.23 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.24 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
             1994).

10.25 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.26 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.27 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.28 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.29 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the
             American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit
             10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.30 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.31 Amended and Restated American Express Supplemental Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1995).

10.32 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.33 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.34 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
             1995).

*12.1        Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1998 Annual Report to Shareholders that are incorporated herein by reference.

*21          Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27          Financial Data Schedule.