Form 10-Q
period 1999-03-31
AMERICAN EXPRESS CO
filed 1999-05-17
CIK 4962

                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 1999

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

Registrant's telephone number, including area code (212) 640-2000
                                                   --------------
                                 None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 1999
----------------------------------------  -----------------------------
Common Shares (par value $.60 per share)        450,552,274 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX

                                                            Page No.
Part I.        Financial Information:

               Consolidated Statements of Income - Three
               months ended March 31, 1999 and 1998                1

               Consolidated Balance Sheets - March 31, 1999
               and December 31, 1998                               2

               Consolidated Statements of Cash Flows - Three
               months ended March 31, 1999 and 1998                3

               Notes to Consolidated Financial Statements        4-6

               Review Report of Independent Accountants            7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-23

Part II.       Other Information                                  24


                       PART I--FINANCIAL INFORMATION

                         AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENTS OF INCOME
              (dollars in millions, except per share amounts)
                                (Unaudited)

                                              Three Months Ended
                                                    March 31,
                                              ------------------
                                               1999        1998
                                              ------      ------
Revenues:
 Discount revenue                             $1,514      $1,429
 Interest and dividends, net                     795         810
 Management and distribution fees                522         418
 Net card fees                                   403         398
 Travel commissions and fees                     426         351
 Other commissions and fees                      417         409
 Cardmember lending net finance charge
  revenue                                        347         317
 Life and other insurance premiums               123         113
 Other                                           424         276
                                               -----       -----
   Total                                       4,971       4,521
                                               -----       -----
Expenses:
 Human resources                               1,431       1,234
 Provisions for losses and benefits:
   Annuities and investment certificates         334         370
   Life insurance, international banking,
     and other                                   157         364
   Charge card                                   182         218
   Cardmember lending                            235         218
 Interest                                        234         226
 Occupancy and equipment                         308         283
 Marketing and promotion                         297         265
 Professional services                           281         230
 Communications                                  122         109
 Other                                           599         390
                                               -----       -----
   Total                                       4,180       3,907
                                               -----       -----
Pretax income                                    791         614
Income tax provision                             216         154
                                               -----       -----
Net income                                      $575        $460
                                               =====       =====

Earnings Per Common Share:
 Basic                                         $1.28       $1.00
                                                ====        ====
 Diluted                                       $1.26       $0.98
                                                ====        ====
Average common shares outstanding for
 earnings per common share (millions):
 Basic                                         447.7       460.7
                                               =====       =====
 Diluted                                       456.2       469.5
                                               =====       =====
Cash dividends declared per
 common share                                 $0.225      $0.225
                                               =====       =====

              See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (millions)
                                  (Unaudited)

                                                March 31,  December 31,
Assets                                            1999        1998
------                                           ------      ------
Cash and cash equivalents                        $5,438      $4,092
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves:
   1999, $491; 1998, $524                        18,559      19,176
  Other receivables, less reserves:
   1999, $89; 1998, $75                           3,446       3,048
Investments                                      40,776      41,299
Loans:
  Cardmember lending, less reserves:
   1999, $593; 1998, $593                        14,733      14,721
  International banking, less reserves:
   1999, $218; 1998, $214                         5,057       5,404
  Other, net                                        942         929
Separate account assets                          28,244      27,349
Deferred acquisition costs                        3,015       2,990
Land, buildings and equipment--at cost,
  less accumulated depreciation: 1999,
  $2,109; 1998, $2,067                            1,732       1,637
Other assets                                      6,355       6,288
                                                -------     -------
  Total assets                                 $128,297    $126,933
                                                =======     =======
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                              $9,998     $10,398
Travelers Cheques outstanding                     5,769       5,823
Accounts payable                                  6,315       5,373
Insurance and annuity reserves:
  Fixed annuities                                21,036      21,172
  Life and disability policies                    4,312       4,261
Investment certificate reserves                   5,123       4,854
Short-term debt                                  22,242      22,605
Long-term debt                                    7,176       7,019
Separate account liabilities                     28,244      27,349
Other liabilities                                 7,797       7,881
                                                -------     -------
  Total liabilities                             118,012     116,735
                                                -------     -------

Guaranteed preferred beneficial interests
 in the Company's junior subordinated
 deferrable interest debentures                     500         500

Shareholders' equity:
  Common shares, $.60 par value,
    authorized 1.2 billion shares; issued
    and outstanding 450.0 million shares
    in 1999 and 450.5 million shares in 1998        270         270
  Capital surplus                                 4,930       4,809
  Retained earnings                               4,312       4,148
  Other comprehensive income, net of tax:
   Net unrealized securities gains                  373         583
   Foreign currency translation adjustments        (100)       (112)
                                                -------     -------
  Accumulated other comprehensive income            273         471
                                                -------     -------
   Total shareholders' equity                     9,785       9,698
                                                -------     -------
  Total liabilities and shareholders' equity   $128,297    $126,933
                                                =======     =======

                See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (millions)
                                 (Unaudited)


                                                  Three Months Ended
                                                        March 31,
                                                  -------------------
                                                   1999         1998
                                                  ------       ------
Cash Flows from Operating Activities
Net income                                         $575         $460
Adjustments to reconcile net income to
  net cash provided by operating activities:
  Provisions for losses and benefits                576          835
  Depreciation, amortization, deferred taxes
    and other                                        66          (63)
  Changes in operating assets and liabilities,
    net of effects of acquisitions and
    dispositions:
      Accounts receivable and accrued interest     (410)         242
      Other assets                                  (98)          58
      Accounts payable and other liabilities        868          (55)
Decrease in Travelers Cheques outstanding           (52)         (60)
Increase in insurance reserves                       40           37
                                                  -----        -----
Net cash provided by operating activities         1,565        1,454
                                                  -----        -----
Cash Flows from Investing Activities
Sale of investments                                 341          462
Maturity and redemption of investments            2,334        1,827
Purchase of investments                          (2,367)      (2,499)
Net decrease in Cardmember receivables              237        1,200
Proceeds from repayment of loans                  5,605        5,584
Issuance of loans                                (5,464)      (5,353)
Purchase of land, buildings and equipment          (198)         (67)
Sale of land, buildings and equipment                 7            7
Acquisitions, net of cash acquired                  (17)         (44)
                                                  -----        -----
Net cash provided by investing activities           478        1,117
                                                  -----        -----
Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits     (233)         407
Sale of annuities and investment certificates     1,282        1,337
Redemption of annuities and investment
  certificates                                   (1,196)      (1,348)
Net decrease in debt with maturities of three
  months or less                                   (728)      (2,218)
Issuance of debt                                  3,544        1,788
Principal payments on debt                       (2,991)      (1,710)
Issuance of American Express common shares           77           25
Repurchase of American Express common shares       (334)        (494)
Dividends paid                                     (101)        (105)
                                                  -----        -----
Net cash used by financing activities              (680)      (2,318)
                                                  -----        -----
Effect of exchange rate changes on cash             (17)         (90)
                                                  -----        -----
Net increase in cash and cash equivalents         1,346          163

Cash and cash equivalents at beginning of period  4,092        4,179
                                                  -----        -----
Cash and cash equivalents at end of period       $5,438       $4,342
                                                  =====        =====

               See notes to Consolidated Financial Statements.

                         AMERICAN EXPRESS COMPANY
                           NOTES TO CONSOLIDATED
                           FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 1998. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $156 million and $161 million for the first quarter of 1999 and 1998, respectively. Interest and Dividends is presented net of interest expense of $121 million and $141 million for the first quarter of 1999 and 1998, respectively, related primarily to the Company's international banking operations.

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

2. Accounting Development

In March 1998, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." The SOP, which has been adopted prospectively as of January 1, 1999, requires the capitalization of certain costs incurred after the date of adoption to develop or obtain software for internal use. The Company's policy had been to expense such costs as incurred. The amounts capitalized will be amortized straight line over a five-year period. See the consolidated section of Management's Discussion and Analysis of Financial Condition and Results of Operations for further information.


3. Investment Securities

The following is a summary of investments at March 31, 1999 and December 31, 1998:

                                         March 31,    December 31,
  (in millions)                            1999           1998
                                         ---------    ------------
  Held to Maturity, at amortized cost
    (fair value: 1999, $10,397; 1998,
    $11,144)                               $9,963        $10,526
  Available for Sale, at fair value
    (cost: 1999, $25,888; 1998, $25,895)   26,488         26,764
  Investment mortgage loans (fair value:
    1999, $4,021; 1998, $4,089)             3,899          3,840
  Trading                                     426            169
                                           ------         ------
    Total                                 $40,776        $41,299
                                           ======         ======

4. Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and
(ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three months ended March 31, 1999 and 1998 were as follows:

                                    Three Months Ended
                                         March 31,
                                    ------------------
  (in millions)                      1999        1998
                                    ------      ------
  Net income                         $575        $460
  Change in:
    Net unrealized securities
      gains                          (210)        (17)
    Foreign currency
      translation adjustments          12          (2)
                                      ---         ---
  Total                              $377        $441
                                      ===         ===

5. Taxes and Interest

Net income taxes paid during the three months ended March 31, 1999 and 1998 were approximately $97 million and $63 million, respectively. Interest paid during the three months ended March
31, 1999 and 1998 was approximately $588 million and $636 million, respectively.


6. Earnings per Share

The computations of basic and diluted earnings per common share
(EPS) for the three months ended March 31, 1999 and 1998 are as follows:

  (in millions, except per          Three Months Ended
     share amounts)                      March 31,
                                    ------------------
                                     1999        1998
                                    ------      ------
  Numerator: Net income              $575        $460

  Denominator:
  Denominator for basic EPS -
    weighted-average shares         447.7       460.7
  Effect of dilutive securities:
    Stock Options and Restricted
      Stock Awards                    8.5         8.7
    Other                               -         0.1
                                    -----       -----
    Potentially dilutive
      common shares                   8.5         8.8
                                    -----       -----
  Denominator for diluted EPS       456.2       469.5
                                    -----       -----
  Basic EPS                         $1.28       $1.00
                                    -----       -----
  Diluted EPS                       $1.26       $0.98
                                    -----       -----

7. Segment Information

Results for the Company's operating segments, based on management's internal reporting structure, are as follows:

  Revenues                          Three Months Ended
                                         March 31,
                                    ------------------
  (in millions)                      1999        1998
                                    ------      ------
  Travel Related Services           $3,421      $3,083
  American Express
    Financial Advisors               1,345       1,221
  American Express Bank/
    Travelers Cheque                   247         257
  Corporate and Other                  (42)        (40)
                                     -----       -----
  Total                             $4,971      $4,521
                                     =====       =====

Net Income                        Three Months Ended
                                         March 31,
                                    ------------------
  (in millions)                      1999        1998
                                    ------      ------
  Travel Related Services            $363        $315
  American Express
    Financial Advisors                214         186
  American Express Bank/
    Travelers Cheque                   41         (83)
  Corporate and Other                 (43)         42
                                      ---         ---
  Total                              $575        $460
                                      ===         ===

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American
Express Company (the "Company") as of March 31, 1999 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 4, 1999, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1998 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                /s/ Ernst & Young LLP

New York, New York
May 14, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three Months
Ended March 31, 1999

The Company's consolidated net income and diluted earnings per share rose 25 and 29 percent in the three month period ended March 31, 1999, respectively. The year-ago results included several items: a $138 million ($213 million pretax) credit loss provision at American Express Bank relating to its Asia/Pacific portfolio and income in the Corporate and Other segment of $78 million ($106 million pretax) comprising a gain from the sale of First Data Corporation shares and a preferred stock dividend based on Lehman Brothers earnings. Excluding these items, income and diluted earnings per share increased 11 and 14 percent, respectively. The Company's return on equity was 25.1 percent.

Consolidated revenues rose 10 percent for the three months ended March 31, 1999. Revenues, net of American Express Financial Advisors'
(AEFA) provisions for losses and benefits, were up 12 percent for the three months ended March 31, 1999, reflecting an increase in worldwide billed business and Cardmember loans, higher travel commissions and fees, greater management and distribution fees and wider investment margins at AEFA. The growth in travel commissions and fees primarily resulted from acquisitions during the latter part of 1998, which increased revenues and expenses but did not have a material effect on net income. Consolidated expenses rose, primarily due to higher expenses related to human resources and marketing and promotion expenses to support business building initiatives and acquisitions, partially offset by lower loss provisions.

These results were in line with the Company's long-term targets of:
12-15 percent earnings per share growth, at least 8 percent revenue growth and a return on equity of 18-20 percent.

Due to a change in accounting rules, the Company is required to capitalize software costs rather than expense them as incurred. For the three month period ended March 31, 1999, this amounted to a benefit of $59 million (net of amortization). Of this amount, $47 million related to Travel Related Services and $10 million to American Express Financial Advisors. These benefits were offset by increased investment spending and therefore had no effect on net income.


Consolidated Liquidity and Capital Resources

In the first three months of 1999, the Company repurchased 2.6 million common shares at an average price of $114.73 per share and canceled
1.5 million common shares under its repurchase program.

Year 2000

The Company's Year 2000 (Y2K) compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by the Company's individual business and staff units. Our plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis, (iv) remediation/decommission, (v) testing and (vi) implementation. With respect to systems maintained by the Company, the first three phases referred to above have largely been completed for both Millenniax and Business T. In addition, the remediation/decommission phase for critical systems is nearly complete. As of March 31, 1999, for Millenniax, the remediation/decommission, testing and implementation phases for critical and non-critical systems in total are 91%, 85% and 74% complete, respectively. For Business T, such phases are 94%, 85% and 84% complete, respectively.

The Company's cumulative costs since inception of the Y2K initiatives were $427 million through March 31, 1999 and are estimated to be in the range of $90 - $116 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6% and 1% of the AET budget for the years 1999 and 2000, respectively.*

The Company's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. The Company is working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to us of Y2K. As part of our overall compliance program, the Company is actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to us in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company.

At this point, with remediation and testing of individual internal systems substantially complete, the Company's primary focus is on testing of systems on an integrated basis, independent validation of such testing and completing Y2K contingency plans. The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide steering committee. Our contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and developing our own technology infrastructure in lieu of those provided by third parties.

Such plans encompass the creation of both remediation and business resumption contingency plans, generally in accordance with guidelines established by the Federal Financial Institutions Examination Council.
For the Company's critical systems that are not yet Y2K compliant, we are on track to achieving remediation by the second quarter of 1999*; to the extent that unforeseen circumstances arise that result in non-compliance of any such systems, remediation contingency plans are also being developed to mitigate such risk. Our business resumption contingency planning effort is divided into four phases: (i) establishing organizational planning guidelines; (ii) completing a business impact analysis; (iii) developing the business resumption contingency plans and (iv) validating and verifying the business resumption contingency plans. The first two of these phases have essentially been completed, and have identified and assessed the need for Y2K business resumption contingency plans for the Company's most critical core business processes. Such processes include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement, and travel reservations. The contingency plans also address third party systems that the Company's businesses interface with and rely upon, such as international telecommunications networks, global financial payment and clearing systems, and airline and other travel systems. The Company expects that the development phase of its business resumption contingency plans will be substantially complete by the second quarter of 1999.* The final phase, which will include independent validation and verification of these plans, will take place during the third quarter of 1999.* The Company will continue to refine its contingency planning activities throughout
1999 as additional information related to our exposures is gathered.*
To the extent that there are Y2K failures that affect major internal processes or third party systems that the Company relies upon, including but not limited to those described above, such failures could have a material impact on the Company and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.

For a more complete discussion of the Y2K issue, see pages 22 and 23 of the Company's 1998 annual report to shareholders, which is incorporated by reference in the Company's 1998 10-K report.


* Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of the Company to successfully identify all systems containing two-digit codes, the nature and amount of programming required to fix the affected systems, the costs of labor and consultants related to such efforts, the continued availability of such resources, and the ability of third parties that interface with the Company to successfully address their Y2K issues.

Travel Related Services

Results of Operations For The Three Months Ended March 31, 1999 and
1998

                                                  Statement of Income
                                                  -------------------
                                                     (Unaudited)
(Dollars in millions)

                                               Three Months Ended
                                                    March 31,
                                               ------------------  Percentage
                                                1999        1998    Inc/(Dec)
                                               ------      ------   ---------
Net Revenues:
     Discount Revenue                          $1,514      $1,429      5.9 %
     Net Card Fees                                403         398      1.4
     Travel Commissions and Fees                  426         351     21.6
     Other Revenues                               731         588     24.3
     Lending:
          Finance Charge Revenue                  503         478      5.1
          Interest Expense                        156         161     (3.2)
                                                -----       -----
               Net Finance Charge Revenue         347         317      9.4
                                                -----       -----
          Total Net Revenues                    3,421       3,083     11.0
                                                -----       -----
Expenses:
     Marketing and Promotion                      270         244     10.6
     Provision for Losses and Claims:
          Charge Card                             182         218    (16.2)
          Lending                                 235         218      7.7
          Other                                    14          13      7.0
                                                -----       -----
               Total                              431         449     (3.9)
                                                -----       -----
     Charge Card Interest Expense                 183         197     (6.9)
     Net Discount Expense                         143         140      1.9
     Human Resources                              912         787     15.9
     Other Operating Expenses                     928         784     18.3
                                                -----       -----
          Total Expenses                        2,867       2,601     10.2
                                                -----       -----
Pretax Income                                     554         482     15.1
Income Tax Provision                              191         167     14.9
                                                -----       -----
Net Income                                       $363        $315     15.1
                                                =====       =====

The following table, which is presented for analytical purposes only, presents the effect on the above Statement of Income related to TRS' securitized receivables and loans:

                                               Three Months Ended
                                                   March 31,
                                               ------------------
                                                1999        1998
                                               ------      ------
Increase in Other Revenues                       $92         $77
Decrease in Lending Finance Charge Revenue      (149)       (106)
Decrease in Lending Interest Expense              44          33
Decrease in Provision for Losses and Claims:
   Charge Card                                    51          55
   Lending                                        47          30
Decrease in Charge Card Interest Expense          58          51
Increase in Net Discount Expense                (143)       (140)
                                                 ---         ---
   Pretax Income                                  $-          $-
                                                 ===         ===

Travel Related Services

                                              Selected Statistical Information
                                              --------------------------------
                                                      (Unaudited)
(Amounts in billions, except where indicated)

                                               Three Months Ended
                                                    March 31,
                                               -------------------  Percentage
                                                1999         1998    Inc/(Dec)
                                               ------       ------   ---------
Total Cards in Force (millions):
     United States                              27.9         29.5      (5.5)%
     Outside the United States                  15.0         13.8       8.6
                                                ----         ----
          Total                                 42.9         43.3      (1.0)
                                                ====         ====
Basic Cards in Force (millions):
     United States                              21.8         23.3      (6.2)
     Outside the United States                  11.5         10.6       8.0
                                                ----         ----
          Total                                 33.3         33.9      (1.7)
                                                ====         ====
Card Billed Business:
     United States                             $41.6        $38.5       8.2
     Outside the United States                  15.2         14.1       7.2
                                                ----         ----
          Total                                $56.8        $52.6       8.0
                                                ====         ====
Average Discount Rate*                         2.73%        2.74%         -
Average Basic Cardmember
     Spending (dollars)*                      $1,781       $1,600      11.3
Average Fee per Card (dollars)*                  $40          $38       5.3
Travel Sales                                    $5.3         $4.3      25.3
Travel Commissions and Fees/Sales**             8.0%         8.2%         -
Owned and Managed Charge Card
    Receivables:
     Total Receivables                         $23.5        $22.0       6.7
     90 Days Past Due as a % of Total           3.0%         3.4%         -
     Loss Reserves (millions)                   $876         $967      (9.4)
          % of Receivables                      3.7%         4.4%         -
          % of 90 Days Past Due                 126%         131%         -
     Net Loss Ratio                            0.43%        0.47%         -
Owned and Managed U.S. Cardmember
     Lending:
     Total Loans                               $16.7        $14.2      17.9
     Past Due Loans as a % of Total:
          30-89 Days                            2.1%         2.5%         -
          90+ Days                              1.0%         1.1%         -
     Loss Reserves (millions):
          Beginning Balance                     $619         $589       5.1
               Provision                         244          221      10.4
               Net Charge-Offs/Other            (240)        (219)      9.2
                                                 ---          ---
          Ending Balance                        $623         $591       5.5
                                                 ===          ===
          % of Loans                            3.7%         4.2%         -
          % of Past Due                         121%         117%         -
     Average Loans                             $16.7        $14.2      17.3
     Net Write-Off Rate                         5.9%         6.3%         -
     Net Interest Yield                         9.4%         9.6%         -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the Consolidated Balance Sheet.

  * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.

 **   Computed from information provided herein.

Travel Related Services
-----------------------
Travel Related Services' (TRS) net income rose 15 percent in the first quarter of 1999 from a year ago. Net revenues increased 11 percent for the same period, reflecting higher billed business in the United States and internationally, growth in Cardmember loans and higher travel commissions and fees.

The improvement in discount revenue resulted from higher billed business. The growth in billed business reflects higher spending per Cardmember, which grew due to several factors, including the benefits of rewards programs and expanded merchant coverage. Billed business grew, despite a general tightening of corporate travel and entertainment expenses and the cancellation of 1.6 million U.S. Government cards in the fourth quarter of 1998, representing approximately $3.5 billion in annualized spending, due to the Company's decision to withdraw from this business. Total cards in force declined as a result of this decision. This decrease was partially offset by substantial growth in cards outside the United States. Excluding the U.S. Government account, domestic billed business grew by 11 percent from a year ago. U.S. spending per basic Cardmember increased 16 percent from last year, reflecting strong growth in the consumer and small business areas. The increase in travel commissions and fees was primarily due to acquisitions during the latter part of 1998, which increased revenues and expenses, but did not have a material effect on earnings. The increase in other revenues resulted principally from acquisitions of accounting firms and ATM networks, and higher lending assessments and fees. Lending net finance charge revenue, excluding securitizations, rose by 16 percent for the first quarter of 1999, compared with a year ago. This increase is primarily due to the 19 percent growth in worldwide managed lending balances, partially offset by lower net interest yields, mainly resulting from a higher proportion of the portfolio on introductory rates compared with the prior year.

Marketing and promotion expenses rose as a result of business building initiatives. The provision for losses on charge cards declined due to improved loss rates. The provision for the lending portfolio grew, primarily reflecting a higher level of loans outstanding, partly offset by lower loss rates. Human resources expenses rose, mainly due to a higher average number of employees, resulting from acquisitions and increased business volumes, merit increases and greater contract programmer costs for technology related projects. Other operating expenses rose, in part from the cost of Cardmember loyalty programs, business growth and investment spending. This increase was partially offset by the benefits of ongoing cost containment efforts.

Travel Related Services

Liquidity and Capital Resources

                                                  Selected Balance Sheet Information
                                                  ----------------------------------
                                                           (Unaudited)
(Dollars in billions, except percentages)

                                            March 31,  December 31,  Percentage  March 31,  Percentage
                                              1999        1998        Inc/(Dec)    1998      Inc/(Dec)
                                            ---------  ------------  ----------  ---------  ----------
Accounts Receivable, net                      $20.8       $21.3         (2.5)%     $19.1        9.1 %
U.S. Cardmember Loans                         $13.7       $13.7          0.2       $12.2       12.7
Total Assets                                  $45.3       $44.7          1.3       $39.3       15.3
Short-term Debt                               $22.7       $22.9         (0.9)      $18.6       21.6
Long-term Debt                                $ 5.5        $5.1          7.0        $6.3      (12.5)
Total Liabilities                             $40.2       $39.8          1.0       $34.5       16.5
Total Shareholder's Equity                     $5.1        $4.9          3.8        $4.8        6.6
Return on Average Equity*                     28.4%       27.8%            -       25.7%          -
Return on Average Assets*                      3.3%        3.3%            -        3.1%          -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


In January 1999, TRS issued and sold, exclusively outside the United States and to non-U.S. persons, $500 million 5.625% Fixed Rate Notes. These notes are listed on the Luxembourg Stock Exchange and will mature in 2004.

In April 1999, the American Express Credit Account Master Trust (the Trust) securitized an additional $1 billion of loans through the issuance of asset backed certificates. The Trust expects to securitize an additional $1.5 billion of loans at a closing expected to occur in May 1999. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign and Travel/Special Purchase revolving credit accounts owned by American Express Centurion Bank, a wholly-owned subsidiary of TRS.

American Express Financial Advisors

Results of Operations For The Three Months Ended March 31, 1999 and
1998

                                                    Statement of Income
                                                    -------------------
                                                       (Unaudited)

(Dollars in millions)

                                                   Three Months Ended
                                                        March 31,
                                                   -------------------  Percentage
                                                    1999         1998    Inc/(Dec)
                                                   ------       ------   ---------
Net Revenues:
     Investment Income                              $595         $613      (2.9)%
     Management and Distribution Fees                522          418      25.0
     Other Revenues                                  228          190      19.5
                                                   -----        -----
          Total Revenues                           1,345        1,221      10.1
     Provision for Losses and Benefits:
          Annuities                                  270          297      (9.0)
          Insurance                                  126          117       7.1
          Investment Certificates                     64           73     (12.5)
                                                   -----        -----
               Total                                 460          487      (5.6)
                                                   -----        -----
          Net Revenues                               885          734      20.6
                                                   -----        -----
Expenses:
     Human Resources                                 416          351      18.5
     Other Operating Expenses                        157          112      40.7
                                                   -----        -----
          Total Expenses                             573          463      23.9
                                                   -----        -----
Pretax Income                                        312          271      14.9
Income Tax Provision                                  98           85      14.8
                                                   -----        -----
Net Income                                          $214         $186      14.9
                                                   =====        =====

American Express Financial Advisors


                                                Selected Statistical Information
                                                --------------------------------
                                                          (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                   Three Months Ended
                                                         March 31,
                                                   -------------------  Percentage
                                                    1999         1998    Inc/(Dec)
                                                   ------       ------  ----------
Investments (billions)                             $30.6        $31.1      (1.6)%
Client Contract Reserves (billions)                $30.5        $30.3       0.6
Shareholder's Equity (billions)                     $4.1         $3.8       5.5
Return on Average Equity*                          22.6%        22.1%         -

Life Insurance in Force (billions)                 $82.9        $76.1       9.0
Deferred Annuities in Force (billions)             $44.0        $43.1       2.1
Assets Owned, Managed or Administered
  (billions):
     Assets managed for institutions               $46.9        $42.3      10.7
     Assets owned, managed or administered
        for individuals:
          Owned Assets:
               Separate Account Assets              28.2         26.0       8.6
               Other Owned Assets                   37.4         37.0       1.0
                                                   -----        -----
                    Total Owned Assets              65.6         63.0       4.1
          Managed Assets                            91.2         80.2      13.8
          Administered Assets                       15.7          9.9      57.8
                                                   -----        -----
               Total                              $219.4       $195.4      12.2
                                                   =====        =====

Market Appreciation (Depreciation) During
   the Period:
     Owned Assets:
          Separate Account Assets                   $912       $2,610     (65.1)
          Other Owned Assets                       $(204)         $18        #
     Total Managed Assets                         $2,889       $8,844     (67.3)

Sales of Selected Products:
     Mutual Funds                                 $6,033       $5,095      18.4
     Annuities                                      $579         $651     (11.1)
     Investment Certificates                        $660         $458      44.2
     Life and Other Insurance Products               $92          $83      10.5

Number of Financial Advisors                      10,372        9,838       5.4
Fees from Financial Plans                          $21.3        $17.5      21.3
Product Sales Generated from Financial
     Plans as a Percentage of Total Sales          66.5%        65.1%         -

#  Denotes variances of more than 100%.

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) net income in the first quarter of 1999 rose 15% from a year ago. Net revenues and earnings grew due to higher fee revenues and wider investment margins. Management fees rose as a result of increased managed asset levels, including separate account assets, and distribution fees grew reflecting record mutual fund sales and higher asset levels. Managed assets rose since last year reflecting positive net sales and market appreciation. Other revenues benefited from higher insurance premiums and financial planning fees. Investment income, net of provisions for losses and benefits, rose due to improved spreads on annuity, insurance and certificate products and higher insurance and certificate in-force levels.

Human resource expenses rose, largely as a result of a volume-driven increase in advisors' compensation reflecting growth in sales and asset levels. The rise in other operating expenses is primarily due to increased costs related to higher business volumes and investments to build the business.

American Express Financial Advisors

Liquidity and Capital Resources

                                             Selected Balance Sheet Information
                                             ----------------------------------
                                                       (Unaudited)

(Amounts in billions, except percentages)

                                         March 31,   December 31,  Percentage   March 31,   Percentage
                                           1999          1998       Inc/(Dec)     1998       Inc/(Dec)
                                         ---------   ------------  ----------   ---------   ----------
Investments                                $30.6        $30.9         (0.8)%      $31.1        (1.6)%
Separate Account Assets                    $28.2        $27.3          3.3        $26.0         8.6
Total Assets                               $65.6        $64.6          1.6        $63.0         4.1
Client Contract Reserves                   $30.5        $30.3          0.6        $30.3         0.6
Total Liabilities                          $61.6        $60.6          1.7        $59.2         4.0
Total Shareholder's Equity                  $4.1         $4.1         (0.9)        $3.8         5.5
Return on Average Equity*                  22.6%        22.5%            -        22.1%           -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.



Separate account assets and liabilities increased due to higher net sales and market appreciation.

American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations For The Three Months Ended March 31, 1999 and
1998

                                                  Statement of Income
                                                  -------------------
                                                     (Unaudited)
(Dollars in millions, except percentages)

                                               Three Months Ended
                                                    March 31,
                                               ------------------  Percentage
                                                1999        1998    Inc/(Dec)
                                               ------      ------   ---------
Net Revenues:
     Interest Income                            $193        $210      (8.0)%
     Interest Expense                            119         139     (13.9)
                                                 ---         ---
          Net Interest Income                     74          71       3.6
     Travelers Cheque Investment Income           79          80      (1.0)
     Foreign Exchange Income                      18          48     (61.9)
     Commissions, Fees and Other Revenues         76          58      30.7
                                                 ---         ---
          Total Net Revenues                     247         257      (4.1)
                                                 ---         ---
Expenses:
     Human Resources                              82          74      10.5
     Other Operating Expenses                    136         124       9.5
     Provision for Losses                         17         233     (92.8)
                                                 ---         ---
          Total Expenses                         235         431     (45.6)
                                                 ---         ---
Pretax Income/(Loss)                              12        (174)       #
Income Tax Benefit                               (29)        (91)    (68.6)
                                                 ---         ---
Net Income/(Loss)                                $41        $(83)       #
                                                 ===         ===




                                          Selected Statistical Information
                                          --------------------------------


                                               Three Months Ended
                                                    March 31,
                                               ------------------  Percentage
                                                1999        1998    Inc/(Dec)
                                               ------      ------   ---------
American Express Bank:
     Assets Managed / Administered *            $6.3        $5.1      22.3 %
     Assets of Non-Consolidated Joint
          Ventures                              $2.6        $2.6       1.9
Travelers Cheque:
     Sales                                      $4.6        $4.8      (4.2)
     Average Outstanding                        $5.8        $5.7       3.3
     Average Investments                        $5.6        $5.4       2.1
     Tax equivalent yield                       8.9%        9.2%         -

#   Denotes variance of more than 100%.

*   Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

AEB/TC reported net income of $41 million for the first quarter of 1999, compared with a net loss of $83 million a year ago. The prior year results included a $138 million ($213 million pretax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia. Travelers Cheque results were consistent with the prior year. Foreign exchange income declined due to lower client trading volumes and reduced spreads, resulting from increased stability in currency markets, particularly in Asia. Commissions, fees and other revenues increased in part due to higher Private Banking fees and losses in the prior year on Indonesian securities positions. Operating expenses rose due to costs associated with new consumer product introductions.

American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources

                                             Selected Balance Sheet Information
                                             ----------------------------------
                                                       (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                March 31,   December 31, Percentage    March 31,   Percentage
                                                  1999         1998       Inc/(Dec)      1998       Inc/(Dec)
                                                ---------   ----------   ----------    ---------   ----------
Travelers Cheque Investments                      $6.1         $6.3         (3.1)%       $5.8          4.1%
Total Loans                                       $5.3         $5.6         (6.1)        $6.0        (12.2)
  Total Nonperforming Loans (millions)            $209         $180         15.9         $149         39.9
  Other Nonperforming Assets (millions)            $64          $63          1.3         $102        (37.6)
  Reserve for Credit Losses (millions)*           $261         $259          0.9         $359        (27.1)
  Loan Loss Reserves as a
     Percentage of Total Loans                    4.1%         3.8%            -         4.9%            -
Total Assets                                     $18.2        $18.5         (1.8)       $18.6         (2.3)
Deposits                                          $7.9         $8.3         (5.2)        $8.3         (5.7)
Travelers Cheques Outstanding                     $5.8         $5.8         (0.9)        $5.6          3.3
Total Liabilities                                $17.0        $17.3         (1.6)       $17.5         (2.6)
Total Shareholder's Equity (millions)           $1,148       $1,197         (4.1)      $1,119          2.6
Return on Average Assets**                       0.90%        0.23%            -        0.61%            -
Return on Average Common Equity**                19.7%         4.9%            -        12.5%            -
Risk-Based Capital Ratios:
          Tier 1                                  9.8%         9.8%            -         9.0%            -
          Total                                  12.1%        12.6%            -        12.2%            -
          Leverage Ratio                          5.4%         5.5%            -         5.1%            -

#   Denotes variance of more than 100%.

*   Allocation:
      Loans                                       $218         $214            -         $294            -
      Other Assets, primarily derivatives           41           43            -           59            -
      Other Liabilities                              2            2            -            6            -
                                                   ---          ---                       ---
      Total Credit Loss Reserves                  $261         $259            -         $359            -
                                                   ===          ===                       ===

** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


AEB loans outstanding declined to $5.3 billion at March 31, 1999, down from $5.6 billion at December 31, 1998 and $6.0 billion at March 31, 1998. The reduction since first quarter 1998 resulted from a $1.0 billion decrease in corporate and correspondent bank loans and a $320 million increase in consumer and private banking loans, largely in the Asia/Pacific region. Since December 31, 1998, corporate and correspondent bank loans fell by $360 million and consumer and private banking loans rose by $40 million. As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.6 billion to AEB's credit exposures at March 31, 1999 (compared with $7.4 billion at March 31, 1998 and unchanged from December 31, 1998). Total nonperforming loans for AEB rose primarily reflecting the anticipated deterioration in the Indonesian loan portfolio. Other nonperforming assets declined from March 31, 1998 due to write-offs related to Indonesia, as anticipated in the provision recorded in the first quarter of 1998.


                                 American Express Bank
                            Exposures By Country and Region
                                      (Unaudited)

($ in billions)

                                                Net
                                            Guarantees           3/31/99     12/31/98
                                 FX and         and                Total       Total
Country                 Loans  Derivatives  Contingents  Other*  Exposure**  Exposure**
-------                 -----  -----------  -----------  ------  ----------  ----------
Hong Kong               $0.8        $-           $-       $0.1      $1.0        $1.1
Indonesia                0.2         -            -        0.1       0.4         0.4
Singapore                0.3         -          0.1        0.1       0.5         0.6
Korea                    0.1         -          0.1        0.2       0.4         0.3
Taiwan                   0.3         -          0.1        0.1       0.6         0.5
China                      -         -            -          -         -           -
Japan                      -         -            -        0.1       0.1         0.1
Thailand                   -         -            -          -         -           -
Other                    0.1         -            -        0.1       0.1         0.1
                         ---       ---          ---        ---      ----        ----
  Total Asia/
   Pacific Region**      1.9       0.1          0.3        0.8       3.1         3.2
                         ---       ---          ---        ---      ----        ----

Chile                    0.2         -            -        0.1       0.4         0.4
Brazil                   0.3         -            -        0.1       0.4         0.4
Mexico                   0.1         -            -          -       0.1         0.1
Peru                     0.1         -            -          -       0.1         0.1
Argentina                0.1         -            -          -       0.1         0.1
Other                    0.1         -          0.1        0.2       0.4         0.4
                         ---       ---          ---        ---      ----        ----
  Total Latin
   America**             0.9         -          0.2        0.4       1.4         1.4
                         ---       ---          ---        ---      ----        ----

India                    0.3         -            -        0.4       0.8         0.8
Pakistan                 0.1         -            -        0.1       0.2         0.2
Other                    0.1         -            -        0.1       0.2         0.2
                         ---       ---          ---        ---      ----        ----
  Total
   Subcontinent**        0.5         -          0.1        0.6       1.2         1.2
                         ---       ---          ---        ---      ----        ----

Egypt                    0.5         -            -        0.2       0.6         0.7
Other                    0.2         -          0.1          -       0.3         0.3
                         ---       ---          ---        ---      ----        ----
  Total Middle
   East & Africa**       0.7         -          0.1        0.2       0.9         1.0
                         ---       ---          ---        ---      ----        ----

  Total Europe***        1.0       0.1          1.1        2.0       4.3         4.4

  Total North
   America**             0.2       0.1          0.1        1.5       1.8         1.9
                         ---       ---          ---        ---      ----        ----

Total Worldwide**       $5.3      $0.3         $1.8       $5.5     $12.8       $13.2
                         ===       ===          ===        ===      ====        ====

*   Includes cash, placements and securities.
**  Individual items may not add to totals due to rounding.
*** Total exposures at 3/31/99 and 12/31/98 include $20 million of exposures to Russia.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

Corporate and Other

Corporate and Other reported net expenses of $43 million for the three months ended March 31, 1999, compared with net income of $42 million last year. The current year results include a $39 million ($46 million pretax) preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to the Year 2000 issue and business building initiatives. The prior year results included income of $78 million ($106 million pretax) comprising a $39 million ($60 million pretax) gain from sales of common stock of First Data Corporation and an equivalent Lehman Brothers dividend.

                         PART II.--OTHER INFORMATION

                          AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

      On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION; AMERICAN EXPRESS FINANCIAL ADVISORS INC.; IDS LIFE INSURANCE AGENCIES, INC.; IDS LIFE INSURANCE COMPANY; AMERICAN EXPRESS PLAN COMMITTEE; CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 ("Companies") commenced in U.S. District Court, District of Minnesota, Fourth Division. The sole named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The Companies will file an answer or otherwise plead by May 19, 1999. The Company believes it has meritorious defenses to such action and intends to pursue them vigorously.

Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of shareholders was held on April 26, 1999. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                            Votes          Votes         Votes                       Broker
                                             For          Against      Withheld     Abstentions     Non-Votes
                                         -----------    -----------    ---------    -----------     ----------
Selection of
Ernst & Young LLP as independent
auditors                                 383,433,218        797,648         -         1,869,165          -

Shareholder proposal
relating to cumulative voting             65,323,532    263,063,621         -         4,074,367     53,639,588

Shareholder proposal
relating to political contributions        9,912,349    306,843,857         -        15,702,616     53,642,286

Shareholder proposal relating
to stock options                           9,471,599    315,045,476         -         7,941,763     53,642,270

Election of Directors:
D.F. Akerson                             383,147,834          -        2,953,274          -              -
A.L. Armstrong                           382,760,999          -        3,340,109          -              -
E.L. Artzt                               383,044,828          -        3,056,280          -              -
W.G. Bowen                               383,039,912          -        3,061,196          -              -
K.I. Chenault                            383,099,374          -        3,001,734          -              -
R.L. Crandall                            382,815,380          -        3,285,728          -              -
H. Golub                                 383,072,727          -        3,028,381          -              -
B. Sills Greenough                       382,585,326          -        3,515,782          -              -
F.R. Johnson                             382,211,089          -        3,890,019          -              -
V.E. Jordan, Jr.                         379,410,680          -        6,690,428          -              -
J. Leschly                               383,111,165          -        2,989,943          -              -
D. Lewis                                 382,835,016          -        3,266,092          -              -
R.A. McGinn                              382,938,506          -        3,162,602          -              -
F.P. Popoff                              382,950,238          -        3,150,870          -              -

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

            Form 8-K, dated February 22, 1999, Item 5, reporting the election of Robert L. Crandall to the Board of Directors of the Company.

            Form 8-K, dated April 22, 1999, Item 5, reporting the Company's earnings for the quarter ended March 31, 1999.

            Form 8-K, dated April 26, 1999, Item 5, reporting the Company's chief executive officer succession plans.

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





 Date: May 14, 1999           By /s/ Richard Karl Goeltz
 -----------------------         ------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer


 Date: May 14, 1999              /s/ Daniel T. Henry
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