Form 10-Q
period 1999-06-30
AMERICAN EXPRESS CO
filed 1999-08-16
CIK 4962

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                 FORM 10-Q

[  X  ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 1999

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
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at July 31, 1999
----------------------------------------  -----------------------------
Common Shares (par value $.60 per share)        449,281,998 shares

                       AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX


Part I.        Financial Information:

               Consolidated Statements of Income - Three
               months ended June 30, 1999 and 1998                   1

               Consolidated Statements of Income - Six months
               ended June 30, 1999 and 1998                          2

               Consolidated Balance Sheets - June 30, 1999
               and December 31, 1998                                 3

               Consolidated Statements of Cash Flows - Six
               months ended June 30, 1999 and 1998                   4

               Notes to Consolidated Financial Statements          5-7

               Review Report of Independent Accountants              8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations      9-25


Part II.       Other Information                                    26

                                     PART I--FINANCIAL INFORMATION


                                        AMERICAN EXPRESS COMPANY

                                   CONSOLIDATED STATEMENTS OF INCOME
                             (dollars in millions, except per share amounts)
                                               (Unaudited)

                                                     Three Months Ended
                                                         June 30,
                                                        ----------

                                                 1999                  1998
Revenues:                                        ----                  ----
    Discount revenue                           $1,662                $1,525
    Interest and dividends, net                   844                   811
    Management and distribution fees              553                   482
    Net card fees                                 393                   398
    Travel commissions and fees                   469                   403
    Other commissions and fees                    428                   416
    Cardmember lending net finance charge
       revenue                                    309                   330
    Life and other insurance premiums             127                   115
    Other                                         513                   281
                                                -----                 -----
       Total                                    5,298                 4,761
                                                -----                 -----
Expenses:
    Human resources                             1,499                 1,327
    Provisions for losses and benefits:
       Annuities and investment certificates      346                   350
       Life insurance, international banking,
          and other                               164                   150
       Charge card                                249                   236
       Cardmember lending                         137                   187
    Interest                                      255                   250
    Occupancy and equipment                       316                   304
    Marketing and promotion                       354                   301
    Professional services                         317                   264
    Communications                                131                   114
    Other                                         635                   478
                                                -----                 -----
       Total                                    4,403                 3,961
                                                -----                 -----
Pretax income                                     895                   800
Income tax provision                              249                   222
                                                 ----                  ----
Net income                                       $646                  $578
                                                 ====                  ====

Earnings Per Common Share:
    Basic                                       $1.44                 $1.27
                                                 ====                  ====
    Diluted                                     $1.41                 $1.24
                                                 ====                  ====
Average common shares outstanding for
    earnings per common share (millions):
    Basic                                       447.4                 456.3
                                                =====                 =====
    Diluted                                     457.1                 465.3
                                                =====                 =====
Cash dividends declared per
    common share                               $0.225                $0.225
                                                =====                 =====

                         See notes to Consolidated Financial Statements.





                               PART I--FINANCIAL INFORMATION

                                 AMERICAN EXPRESS COMPANY

                             CONSOLIDATED STATEMENTS OF INCOME
                       (dollars in millions, except per share amounts)
                                        (Unaudited)

                                                      Six Months Ended
                                                          June 30,
                                                          --------

                                                 1999                  1998
Revenues:                                        ----                  ----
    Discount revenue                           $3,175                $2,955
    Interest and dividends, net                 1,639                 1,621
    Management and distribution fees            1,075                   900
    Net card fees                                 796                   796
    Travel commissions and fees                   895                   754
    Other commissions and fees                    845                   825
    Cardmember lending net finance charge
       revenue                                    656                   647
    Life and other insurance premiums             251                   228
    Other                                         937                   556
                                               ------                 -----
       Total                                   10,269                 9,282
                                               ------                 -----
Expenses:
    Human resources                             2,930                 2,561
    Provisions for losses and benefits:
       Annuities and investment certificates      679                   720
       Life insurance, international banking,
          and other                               321                   515
       Charge card                                431                   454
       Cardmember lending                         372                   405
    Interest                                      489                   476
    Occupancy and equipment                       624                   588
    Marketing and promotion                       650                   566
    Professional services                         598                   494
    Communications                                252                   223
    Other                                       1,236                   867
                                               ------                 -----
       Total                                    8,582                 7,869
                                               ------                 -----
Pretax income                                   1,687                 1,413
Income tax provision                              466                   376
                                               ------                 -----
Net income                                     $1,221                $1,037
                                               ======                 =====

Earnings Per Common Share:
    Basic                                       $2.73                 $2.26
                                               ======                 =====
    Diluted                                     $2.67                 $2.22
                                               ======                 =====
Average common shares outstanding for
    earnings per common share (millions):
    Basic                                       447.5                 458.4
                                               ======                 =====
    Diluted                                     456.5                 467.4
                                               ======                 =====
Cash dividends declared per
    common share                                $0.45                 $0.45
                                                =====                 =====

                         See notes to Consolidated Financial Statements.



                                                 AMERICAN EXPRESS COMPANY

                                                CONSOLIDATED BALANCE SHEETS
                                                        (millions)
                                                        (Unaudited)

                                                   June 30,      December 31,
Assets                                               1999            1998
------                                               ----            ----
Cash and cash equivalents                           $6,096          $4,092
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
      1999, $643; 1998, $524                        19,430          19,176
     Other receivables, less reserves:
       1999, $86; 1998, $75                          3,514           3,048
Investments                                         42,247          41,299
Loans:
     Cardmember lending, less reserves:
      1999, $530; 1998, $593                        13,912          14,721
     International banking, less reserves:
       1999, $217; 1998, $214                        5,012           5,404
     Other, net                                        965             929
Separate account assets                             30,061          27,349
Deferred acquisition costs                           3,059           2,990
Land, buildings and equipment--at cost, less
     accumulated depreciation: 1999, $2,123;
     1998, $2,067                                    1,795           1,637
Other assets                                         6,361           6,288
                                                   -------         -------
     Total assets                                 $132,452        $126,933
                                                   =======         =======
Liabilities and Shareholders' Equity
Customers' deposits                                 $9,062         $10,398
Travelers Cheques outstanding                        6,325           5,823
Accounts payable                                     6,895           5,373
Insurance and annuity reserves:
     Fixed annuities                                20,938          21,172
     Life and disability policies                    4,365           4,261
Investment certificate reserves                      5,462           4,854
Short-term debt                                     24,785          22,605
Long-term debt                                       6,505           7,019
Separate account liabilities                        30,061          27,349
Other liabilities                                    7,792           7,881
                                                   -------         -------
     Total liabilities                             122,190         116,735
                                                   =======         =======

Guaranteed preferred beneficial interests in
 the Company's junior subordinated deferrable
 interest debentures                                   500             500

Shareholders' equity:
     Common shares, $.60 par value, authorized
        1.2 billion shares; issued and outstanding
        449.0 million shares in 1999 and 450.5
        million shares in 1998                         269             270
     Capital surplus                                 5,044           4,809
     Retained earnings                               4,559           4,148
     Other comprehensive income, net of tax:
       Net unrealized securities (losses) gains        (11)            583
       Foreign currency translation adjustments        (99)           (112)
                                                   -------         -------
     Accumulated other comprehensive income           (110)            471
                                                   -------         -------
       Total shareholders' equity                    9,762           9,698
     Total liabilities and shareholders' equity    -------         -------
                                                  $132,452        $126,933
                                                   =======         =======

                     See notes to Consolidated Financial Statements.




                                                 AMERICAN EXPRESS COMPANY

                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (millions)
                                                        (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                                --------
                                                            1999        1998
                                                            ----        ----
Cash Flows from Operating Activities
Net income                                                $1,221      $1,037
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provisions for losses and benefits                    1,137       1,427
     Depreciation, amortization, deferred taxes and other    144           9
     Changes in operating assets and liabilities, net of
           effects of acquisitions and dispositions:
           Accounts receivable and accrued interest         (499)       (142)
           Other assets                                       86         151
           Accounts payable and other liabilities          1,779         697
Increase in Travelers Cheques outstanding                    504         666
Increase in insurance reserves                                86          78
                                                           -----       -----
Net cash provided by operating activities                  4,458       3,923
                                                           -----       -----
Cash Flows from Investing Activities
Sale of investments                                         1,390      1,074
Maturity and redemption of investments                      3,367      3,431
Purchase of investments                                    (6,534)    (5,400)
Net increase in Cardmember receivables                       (981)      (386)
Sale of Cardmember receivables/loans to Trust               2,492      1,995
Proceeds from repayment of loans                           10,684     14,071
Issuance of loans                                         (12,529)   (14,991)
Purchase of land, buildings and equipment                    (332)      (133)
Sale of land, buildings and equipment                           8         10
Acquisitions, net of cash acquired                            (27)      (313)
                                                            -----      -----
Net cash provided by investing activities                  (2,462)      (642)
                                                            -----      -----
Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits             (1,283)       132
Sale of annuities and investment certificates               2,790      2,647
Redemption of annuities and investment certificates        (2,521)    (2,884)
Net (decrease) in debt with maturities of three
     months or less                                        (2,214)    (2,542)
Issuance of debt                                           10,007      3,768
Principal payments on debt                                 (6,093)    (3,794)
Issuance of American Express common shares                    137         88
Repurchase of American Express common shares                 (634)    (1,130)
Dividends paid                                               (202)      (209)
                                                            -----       -----
Net cash used by financing activities                         (13)    (3,924)
                                                            -----      -----
Effect of exchange rate changes on cash                        21        (35)
                                                            -----      -----
Net increase (decrease) in cash and cash equivalents        2,004       (678)

Cash and cash equivalents at beginning of period            4,092      4,179
                                                            -----      -----
Cash and cash equivalents at end of period                 $6,096     $3,501
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

Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $156 million and $163 million for the second quarter of 1999 and 1998, respectively, and $312 million and $324 million for the six months ended June 30, 1999 and 1998, respectively. Interest and Dividends is presented net of interest expense of $110 million and $151 million for the second quarter of 1999 and 1998, respectively, and $231 million and $294 million for the six months ended June 30, 1999 and 1998, respectively, related primarily to the Company's international banking operations.

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

3. Investment Securities

The following is a summary of investments at June 30, 1999 and
December 31, 1998:
                                                  June 30,       December 31,
                                                    1999            1998
(in millions)                                       ----            ----
Held to Maturity, at amortized cost
(fair value: 1999, $9,948; 1998, $11,144)          $9,731         $10,526

Available for Sale, at fair value
(cost: 1999, $28,160; 1998, $25,895)               28,127          26,764

Investment mortgage loans
(fair value: 1999, $3,953; 1998, $4,089)            3,941           3,840

Trading                                               448             169
                                                   ------          ------
  Total                                           $42,247         $41,299
                                                  =======         =======




4. Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 1999 and 1998 were as follows:


                                     Three Months Ended       Six Months Ended
                                         June 30,                 June 30,
                                         -------                  --------
     (in millions)                     1999      1998        1999       1998
                                       ----      ----        ----       ----
Net income                             $646      $578      $1,221     $1,037
Change in:
  Net unrealized securities
    (losses) gains                     (384)        5        (594)       (12)
  Foreign currency translation
    adjustments                           1         -          13         (2)
                                       ----      ----        ----      -----

Total                                  $263      $583        $640     $1,023
                                       ====      ====        ====     ======

5. Taxes and Interest

Net income taxes paid during the six months ended June 30, 1999 and 1998 were approximately $225 million and $415 million, respectively. Interest paid during the six months ended June 30, 1999 and 1998 was approximately $1.2 billion and $1.1 billion, respectively.

6. Earnings per Share

The computations of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 1999 and 1998 are as follows:

 (in millions, except per           Three Months Ended       Six Months Ended
     share amounts)                       June 30,                June 30,
                                          --------                --------
                                       1999      1998        1999       1998
                                       ----      ----        ----       ----

    Numerator: Net income              $646      $578      $1,221     $1,037

    Denominator:
    Denominator for basic EPS -
      weighted-average shares         447.4     456.3       447.5      458.4
    Effect of dilutive securities:
      Stock Options and Restricted
        Stock Awards                    9.7       8.9         9.0        8.9
      Other                               -       0.1           -        0.1
                                      -----     -----       -----      -----
      Potentially dilutive
        common shares                   9.7       9.0         9.0        9.0
                                      -----     -----       -----      -----

    Denominator for diluted EPS       457.1     465.3       456.5      467.4
                                      -----     -----       -----      -----
    Basic EPS                         $1.44     $1.27       $2.73      $2.26
                                      -----     -----       -----      -----
    Diluted EPS                       $1.41     $1.24       $2.67      $2.22
                                      -----     -----       -----      -----

7. Segment Information

Results for the Company's operating segments, based on management's internal reporting structure, are as follows:


     Revenues                        Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                          -------                 -------
     (in millions)                     1999      1998        1999       1998
                                       ----      ----        ----       ----
     Travel Related Services         $3,678    $3,270      $7,099     $6,353
     American Express
       Financial Advisors             1,394     1,282       2,739      2,503
     American Express Bank/
       Travelers Cheque                 259       251         506        508
     Corporate and Other                (33)      (42)        (75)       (82)
                                      -----     -----      ------      -----
     Total                           $5,298    $4,761     $10,269     $9,282
                                      =====     =====      ======      =====


     Net Income                      Three Months Ended      Six Months Ended
                                          June 30,                June 30,
                                          -------                 -------
     (in millions)                     1999      1998        1999       1998
                                       ----      ----        ----       ----
     Travel Related Services           $411      $360        $774       $676
     American Express
       Financial Advisors               242       212         456        398
     American Express Bank/
       Travelers Cheque                  38        47          79        (36)
     Corporate and Other                (45)      (41)        (88)        (1)
                                        ---       ---       -----      -----
     Total                             $646      $578      $1,221     $1,037
                                        ===       ===       =====      =====

                   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 1999 and the related consolidated statements of income for the three and six-month periods ended June 30, 1999 and 1998 and consolidated statements of cash flows for the six-month periods ended June 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 13, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results Of Operations For The Three and Six Months Ended June 30, 1999
----------------------------------------------------------------------

The Company's consolidated net income rose 12 percent and 18 percent while diluted earnings per share increased 14 percent and 20 percent in the three and six-month periods ended June 30, 1999, respectively. The Company's return on equity was 25.3 percent.

The year-ago six-month results included several first quarter items: a $138 million ($213 million pretax) credit loss provision at American Express Bank relating to its Asia/Pacific portfolio and income in the Corporate and Other segment of $78 million ($106 million pretax) comprising a gain from the sale of First Data Corporation shares and a preferred stock dividend based on Lehman Brothers earnings. Excluding these items, six-month income and diluted earnings per share increased 11 percent and 14 percent, respectively.

Consolidated revenues grew 11 percent for the three and six months ended June 30, 1999. Revenues, net of American Express Financial Advisors' (AEFA) provisions for losses and benefits, were up 12 percent for the three and six months ended June 30, 1999, reflecting an increase in worldwide billed business and Cardmember loans, higher travel commissions and fees, greater management and distribution fees and wider investment margins at AEFA. The growth in travel commissions and fees resulted from acquisitions during the latter part of 1998, which increased revenues and expenses but did not have a material effect on net income. Consolidated expenses rose, primarily due to higher expenses related to human resources and marketing and promotion expenses to support business building initiatives and acquisitions, partially offset by lower loss provisions.

These results were in line with or exceeded the Company's long-term targets of achieving, on average and over time: 12-15 percent earnings per share growth, at least 8 percent revenue growth and a return on equity of 18-20 percent.

Due to a change in accounting rules, the Company is required to capitalize software costs rather than expense them as incurred, which had been the Company's practice. For the three and six-month periods ended June 30, 1999, this amounted to benefits of $67 million and $126 million (net of amortization), respectively. Of these amounts, $51 million and $98 million related to Travel Related Services and $12 million and $22 million to American Express Financial Advisors for the three and six-month periods ended June 30, 1999, respectively. These benefits were offset by increased investment spending and therefore had no effect on net income.

Consolidated Liquidity and Capital Resources
--------------------------------------------

In the first half of 1999, the Company repurchased 5.0 million common shares at an average price of $119.88 per share under its repurchase program.

In the third quarter of 1999 the Company entered into an agreement under which a third party will purchase up to 7 million Company common shares in the open market over a period of up to eight months. During the term of the agreement the Company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the Company is required to deliver to the third party an amount equal to such original purchase price. The Company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The Company may also prepay outstanding amounts at any time prior to the end of the five-year term. The foregoing is separate from the Company's previously authorized share repurchase program.


Year 2000
---------

The Company began addressing the Year 2000 (Y2K) issue in 1995 and has established a plan for resolution, which involves the remediation, decommissioning and replacement of relevant systems, including mainframe, mid-range and desktop computers, application software, operating systems, systems software, data back-up archival and retrieval services, telephone and other communications systems, and hardware peripherals and facilities dependent on embedded technology. The Y2K compliance effort is divided into two initiatives. The first, known as "Millenniax," relates to mainframe and other technological systems maintained by the American Express Technologies organization (AET). The second, known as "Business T," relates to the technological assets that are owned, managed or maintained by the Company's individual business and staff units. Our plans for remediation of the Y2K issue include the following program phases: (i) employee awareness and mobilization, (ii) inventory collection and assessment, (iii) impact analysis,
(iv) remediation/decommission, (v) testing and (vi) implementation. With respect to the Millenniax systems and Business T assets, all of the program phases referred to above are at least 99 percent complete.

The Company's cumulative costs since inception of the Y2K initiatives were $471 million through June 30, 1999 and are estimated to be in the range of $46
- $72 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

The Company's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. The Company is working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to us of Y2K. As part of our overall compliance program, the Company is actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to us in writing that they are addressing their Y2K issues on a timely basis, the readiness of third parties overall varies across the spectrum. The failure of external parties to resolve their own Y2K issues in a timely manner could result in a material financial risk to the Company.*

At this point, with remediation and testing of individual internal systems substantially complete, the Company's primary focus is on performing additional targeted integration testing of systems that support our most critical business functions, independent validation of such testing and completing Y2K contingency plans for all critical systems and, to a lesser extent, certain non-critical systems. A substantial portion of the integrated testing and related validation has been completed, with the remainder scheduled to be completed during the third quarter of 1999.*

The contingency planning effort is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide steering committee. Our contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution, setting up manual back-up processes, creating command centers, establishing additional roll-over management procedures and scheduling the availability of key personnel.

Our Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis, (iii) developing the contingency plans and (iv) validating and verifying the contingency plans. The first three of these phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for the Company's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that the Company's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems. The final phase of our contingency planning, which will include validation and verification of the contingency plans, will take place during the third quarter of 1999.* The Company will continue to refine its contingency planning activities throughout 1999 as additional information related to our exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that the Company relies upon, including but not limited to those described above, such failures could have a material impact on the Company and its businesses or subsidiaries through business interruption or shutdown, financial loss, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to the Company.*

For additional information relating to the Y2K issue, see pages 22 and 23 of the Company's 1998 annual report to shareholders, which is incorporated by reference in the Company's 1998 10-K report.

* Statements in this Y2K discussion marked with an asterisk are forward-looking statements which are subject to risks and uncertainties. Important factors that could cause results to differ materially from these forward-looking statements include, among other things, the ability of the Company to successfully identify all systems containing two-digit codes, the nature and amount of programming and other resources required to fix and test the affected systems, the costs of labor and consultants related to such efforts as well as those involving the development and implementation of contingency plans, the continued availability of such personnel, the ability of third parties that interface with the Company to successfully address their Y2K issues, and the ability of the Company to assess potential internal and external Y2K exposures and develop effective contingency plans in connection therewith.

Travel Related Services

Results of Operations For The Three and Six Months Ended June 30, 1999 and 1998


                                                     Statement of Income
                                                     -------------------
                                                         (Unaudited)
(Dollars in millions)
                                              Three Months Ended                                     Six Months Ended
                                                   June 30,                                       June 30,
                                         -----------------------------  Percentage              ----------------------    Percentage
                                              1999          1998        Inc/(Dec)                   1999          1998    Inc/(Dec)
                                         -----------------------------------------              ------------------------------------
Net Revenues:
  Discount Revenue                              $ 1,662       $ 1,525        9.0 %                $ 3,175       $ 2,955       7.5 %
  Net Card Fees                                     393           398       (1.4)                     796           796         -
  Travel Commissions and Fees                       469           403       16.2                      895           754      18.7
  Other Revenues                                    845           614       37.8                    1,577         1,201      31.2
  Lending:
    Finance Charge Revenue                          465           493       (5.6)                     968           971      (0.3)
    Interest Expense                                156           163       (4.3)                     312           324      (3.7)
                                         -----------------------------                      ----------------------------
      Net Finance Charge Revenue                    309           330       (6.3)                     656           647       1.4
                                         -----------------------------                      ----------------------------
    Total Net Revenues                            3,678         3,270       12.5                    7,099         6,353      11.7
                                         -----------------------------                      ----------------------------
Expenses:
  Marketing and Promotion                           325           275       18.4                      595           519      14.7
  Provision for Losses and Claims:
    Charge Card                                     249           236        5.2                      431           454      (5.1)
    Lending                                         137           187      (26.6)                     372           405      (8.2)
    Other                                            14            11       17.4                       27            24      11.9
                                         -----------------------------                      ----------------------------
      Total                                         400           434       (8.1)                     830           883      (6.0)
                                         -----------------------------                      ----------------------------
  Charge Card Interest Expense                      198           203       (2.3)                     381           399      (4.6)
  Net Discount Expense                              131           170      (23.1)                     273           310     (11.8)
  Human Resources                                   968           843       14.9                    1,880         1,630      15.4
  Other Operating Expenses                        1,028           799       28.7                    1,958         1,584      23.6
                                         -----------------------------                      ----------------------------
    Total Expenses                                3,050         2,724       12.0                    5,917         5,325      11.1
                                         -----------------------------                      ----------------------------
Pretax Income                                       628           546       15.0                    1,182         1,028      15.0
Income Tax Provision                                217           186       16.8                      408           352      15.9
                                         -----------------------------                      ----------------------------
Net Income                                        $ 411         $ 360       14.0                    $ 774         $ 676      14.5
                                         =============================                      ============================

The following table, which is presented for analytical purposes only, presents the effect on the above Statement of Income related to TRS' securitized receivables. It includes pretax gains of $99 million ($64 million after-tax) and $36 million ($23 million after-tax) in the second quarter of 1999 and 1998, respectively, related to the securitization of U.S. lending receivables, which were recognized in accordance with Statement of Financial Accounting Standards No. 125. These gains were invested in additional Marketing and Promotion expenses in both years and other business building initiatives in 1999 and had no material effect on Net Income or Total Expenses in any period.

                                                             Three Months Ended                       Six Months Ended
                                                                June 30,                                 June 30,
                                                      -----------------------------             ----------------------------
                                                           1999          1998                       1999          1998
                                                      -----------------------------             ----------------------------
Increase in Net Card Fees                                          -           $ 5                          -           $ 5
Increase in Other Revenues                                     $ 176            78                      $ 267           155
Decrease in Lending Finance Charge Revenue                      (219)         (102)                      (368)         (208)
Decrease in Lending Interest Expense                              52            34                         96            67
Increase in Marketing and Promotion Expense                      (58)          (36)                       (58)          (36)
Decrease in Provision for Losses and Claims:
  Charge Card                                                     39            71                         90           125
  Lending                                                        123            64                        170            94
Decrease in Charge Card Interest Expense                          59            56                        117           108
Increase in Net Discount Expense                                (131)         (170)                      (273)         (310)
Increase in Other Operating Expenses                             (41)            -                        (41)            -
                                                      -----------------------------             ----------------------------
  Pretax Income                                                  $ -           $ -                        $ -           $ -
                                                      =============================             ============================

Travel Related Services

                                              Selected Statistical Information
                                              --------------------------------
                                                          (Unaudited)
(Amounts in billions, except where indicated)

                                            Three Months Ended                                   Six Months Ended
                                                 June 30,                                              June 30,
                                         -------------------------   Percentage         ----------------------------     Percentage
                                            1999         1998        Inc/(Dec)                   1999        1998        Inc/(Dec)
                                         --------------------------------------         -------------------------------------------
Total Cards in Force (millions):
  United States                                 28.7         29.6       (3.0)%                  28.7        29.6            (3.0)%
  Outside the United States                     15.2         14.2        6.8                    15.2        14.2             6.8
                                         =========================                      =========================
    Total                                       43.9         43.8        0.2                    43.9        43.8             0.2
                                         =========================                      =========================
Basic Cards in Force (millions):
  United States                                 22.5         23.3       (3.6)                   22.5        23.3            (3.6)
  Outside the United States                     11.7         11.0        6.1                    11.7        11.0             6.1
                                         =========================                      =========================
    Total                                       34.2         34.3       (0.4)                   34.2        34.3            (0.4)
                                         =========================                      =========================
Card Billed Business:
  United States                               $ 46.0       $ 41.4       11.0                  $ 87.6      $ 79.9             9.6
  Outside the United States                     16.4         15.4        7.3                    31.6        29.5             7.3
                                         =========================                      =========================
    Total                                     $ 62.4       $ 56.8       10.0                 $ 119.2     $ 109.4             9.0
                                         =========================                      =========================
Average Discount Rate*                         2.73%        2.72%          -                   2.73%       2.73%               -
Average Basic Cardmember
  Spending (dollars)*                        $ 1,933      $ 1,717       12.6                 $ 3,714     $ 3,313            12.1
Average Fee per Card (dollars)*                 $ 38         $ 38          -                    $ 39        $ 38             2.6
Travel Sales                                   $ 6.0        $ 4.9       22.3                  $ 11.4       $ 9.2            23.7
Travel Commissions and Fees/Sales**             7.8%         8.2%          -                    7.9%        8.2%               -
Owned and Managed Charge Card
  Receivables:
  Total Receivables                           $ 24.6       $ 23.4        5.3                  $ 24.6      $ 23.4             5.3
  90 Days Past Due as a % of Total              2.6%         3.1%          -                    2.6%        3.1%               -
  Loss Reserves (millions)                     $ 932      $ 1,015       (8.2)                  $ 932     $ 1,015            (8.2)
    % of Receivables                            3.8%         4.3%          -                    3.8%        4.3%               -
    % of 90 Days Past Due                       148%         142%          -                    148%        142%               -
  Net Loss Ratio                               0.39%        0.46%          -                   0.41%       0.46%               -
Owned and Managed U.S. Cardmember
  Lending:
  Total Loans                                 $ 18.3       $ 14.8       23.2                  $ 18.3      $ 14.8            23.2
  Past Due Loans as a % of Total:
    30-89 Days                                  1.8%         2.3%          -                    1.8%        2.3%               -
    90+ Days                                    0.9%         1.1%          -                    0.9%        1.1%               -
  Loss Reserves (millions):
    Beginning Balance                          $ 623        $ 591        5.5                   $ 619       $ 589             5.1
      Provision                                  209          219       (4.4)                    453         440             3.0
      Net Charge-Offs/Other                     (230)        (233)      (0.8)                   (470)       (452)            4.1
                                         =========================                      =========================
    Ending Balance                             $ 602        $ 577        4.3                   $ 602       $ 577             4.3
                                         =========================                      =========================
    % of Loans                                  3.3%         3.9%          -                    3.3%        3.9%               -
    % of Past Due                               124%         115%          -                    124%        115%               -
  Average Loans                               $ 17.4       $ 14.5       20.5                  $ 17.1      $ 14.3            18.9
  Net Write-Off Rate                            5.3%         6.6%          -                    5.6%        6.5%               -
  Net Interest Yield                            9.3%         9.5%          -                    9.3%        9.5%               -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the Consolidated Balance Sheet.

* Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.

**  Computed from information provided herein.

Travel Related Services
-----------------------

Travel Related Services' (TRS) net income rose 14 percent and 15 percent for the three and six-month periods ended June 30, 1999, respectively, compared with a year ago. Net revenues increased 12 percent in both periods, reflecting higher billed business in the United States and internationally, growth in Cardmember loans and higher travel commissions and fees. In the second quarter of 1999 and 1998, TRS recognized pretax gains of $99 million ($64 million after-tax) and $36 million ($23 million after-tax), respectively, from the securitization of U.S. receivables. These gains were invested in marketing and promotion related to card acquisition and, in 1999, Internet activities and other business building initiatives as well and, therefore, had no material impact on net income or total expense in either period.

The improvement in discount revenue in the three and six-month periods ended June 30, 1999 compared with a year ago resulted from higher billed business. The growth in billed business reflects higher spending per Cardmember in each period, which rose due to several factors, including the benefits of rewards programs and expanded merchant coverage. Billed business increased, despite a general tightening of corporate travel and entertainment expenses and the cancellation of 1.6 million U.S. Government cards in the fourth quarter of 1998, representing approximately $3.5 billion in annualized spending, due to the Company's decision to withdraw from this business. Excluding the loss of the Government card business, total cards in force rose 1.7 million, with about one million of these cards added in the current quarter; in addition, domestic billed business for the current quarter grew 14% from a year ago excluding the loss of this business. The growth in billed business continued to be primarily the result of increases in retail and "everyday spend" categories; airline billings were relatively flat. The increase in travel commissions and fees in each period was driven by acquisitions during the latter half of 1998, which increased revenues and expenses but did not have a material effect on earnings. Other revenues also increased for the three and six months ended June 30, 1999, as a result of a higher level of securitized receivables, acquisitions, core business growth and higher lending assessments and fees. Lending net finance charge revenue, excluding securitizations, rose 19 percent and 18 percent for the three and six months ended June 30, 1999, respectively, compared with a year ago. This increase is primarily due to a 24 percent growth in managed worldwide lending balances, partially offset by lower net interest yields.

Marketing and promotion expenses rose for the three and six months ended June 30, 1999 as a result of business building initiatives. The provision for losses on the charge card portfolio grew for the three months ended June 30, 1999, but fell for the six-month period ended June 30, 1999. The increase for the current quarter is due to higher volume, partly offset by a continued improvement in credit quality; the decline for the six-month period is due to improved loss rates. The provision for the lending portfolio fell for the three and six months ended June 30, 1999 as a result of securitizing a portion of the loan portfolio in the current quarter and improved loss rates, which more than offset the effect of higher loan volumes. Human resource costs rose in both periods, mainly due to a higher average number of employees, resulting from acquisitions and increased business volumes, merit increases and greater contract programmer costs for technology related projects. Other operating expenses also grew in both periods, in part from the cost of Cardmember loyalty programs, business growth and investment spending.

Travel Related Services

Liquidity and Capital Resources

                                            Selected Balance Sheet Information
                                            ----------------------------------
                                                        (Unaudited)
(Dollars in billions, except percentages)

                                         June 30,            December 31,         Percentage          June 30,            Percentage
                                           1999                  1998             Inc/(Dec)             1998              Inc/(Dec)
                                    --------------------  -------------------  ----------------  --------------------  -------------

Accounts Receivable, net                 $ 21.7               $ 21.3               1.8 %              $ 19.4              11.7 %
U.S. Cardmember Loans                    $ 12.8               $ 13.7              (7.1)               $ 11.8               7.9
Total Assets                             $ 46.9               $ 44.7               5.0                $ 38.9              20.7
Short-term Debt                          $ 25.8               $ 22.9              12.8                $ 18.1              43.0
Long-term Debt                            $ 4.8                $ 5.1              (6.1)                $ 5.9             (19.0)
Total Liabilities                        $ 41.6               $ 39.8               4.7                $ 33.9              22.8
Total Shareholder's Equity                $ 5.3                $ 4.9               7.7                 $ 5.0               6.4
Return on Average Equity*                 28.8%                27.8%                 -                 26.5%                 -
Return on Average Assets*                  3.3%                 3.3%                 -                  3.2%                 -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

In January 1999, TRS issued and sold, exclusively outside the United States and to non-U.S. persons, $500 million 5.625% Fixed Rate Notes. These notes are listed on the Luxembourg Stock Exchange and will mature in 2004.

In April and May 1999, the American Express Credit Account Master Trust (the Trust) securitized an additional $1 billion and $1.5 billion of loans, respectively, through the issuance of asset backed certificates. The Trust expects to securitize an additional $1 billion of loans at a closing expected to occur in August 1999. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign and Travel/Special Purchase revolving credit accounts owned by American Express Centurion Bank, a wholly-owned subsidiary of TRS.

In July 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.

American Express Financial Advisors

Results of Operations For The Three and Six Months Ended June 30, 1999 and 1998
                                                  Statement of Income
                                                  -------------------
                                                        (Unaudited)

(Dollars in millions)

                                                Three Months Ended                           Six Months Ended
                                                     June 30,                                    June 30,
                                           -------------------------   Percentage       --------------------------      Percentage
                                                 1999           1998   Inc/(Dec)             1999           1998        Inc/(Dec)
                                           --------------------------------------       -------------------------------------------
Net Revenues:
  Investment Income                             $ 615         $ 603       1.9  %          $ 1,210        $ 1,216           (0.5)%
  Management and Distribution Fees                553           482      14.6               1,075            900           19.4
  Other Revenues                                  226           197      15.3                 454            387           17.4
                                           -------------------------                    -------------------------
    Total Revenues                              1,394         1,282       8.7               2,739          2,503            9.4
  Provision for Losses and Benefits:
    Annuities                                     273           292      (6.5)                543            589           (7.7)
    Insurance                                     132           125       5.8                 258            242            6.4
    Investment Certificates                        73            58      24.4                 136            131            3.9
                                           -------------------------                    -------------------------
      Total                                       478           475       0.5                 937            962           (2.6)
                                           -------------------------                    -------------------------
    Net Revenues                                  916           807      13.6               1,802          1,541           16.9
                                           -------------------------                    -------------------------
Expenses:
  Human Resources                                 430           388      11.0                 846            738           14.6
  Other Operating Expenses                        133           110      20.8                 291            223           30.8
                                           -------------------------                    -------------------------
    Total Expenses                                563           498      13.2               1,137            961           18.3
                                           -------------------------                    -------------------------
Pretax Income                                     353           309      14.2                 665            580           14.5
Income Tax Provision                              111            97      14.3                 209            182           14.5
                                           -------------------------                    -------------------------
Net Income                                      $ 242         $ 212      14.2               $ 456          $ 398           14.5
                                           =========================                    =========================


American Express Financial Advisors

                                              Selected Statistical Information
                                              --------------------------------
                                                            (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                 Three Months Ended                                  Six Months Ended
                                                      June 30,                                          June 30,
                                            --------------------------    Percentage       -----------------------------  Percentage
                                                    1999          1998    Inc/(Dec)                  1999           1998   Inc/(Dec)
                                            -----------------------------------------      -----------------------------------------

Investments (billions)                            $ 30.7         $31.0      (1.2) %                 $30.7          $31.0      (1.2)%
Client Contract Reserves (billions)               $ 30.8         $30.2       2.0                    $30.8          $30.2       2.0
Shareholder's Equity (billions)                    $ 4.0         $ 4.0      (0.3)                   $ 4.0          $ 4.0      (0.3)
Return on Average Equity*                          22.8%         22.3%         -                    22.8%          22.3%         -

Life Insurance in Force (billions)                $ 84.6         $77.8       8.7                    $84.6          $77.8       8.7
Deferred Annuities in Force (billions)            $ 44.8         $43.5       3.0                    $44.8          $43.5       3.0
Assets Owned, Managed or Administered
  (billions):
  Assets Managed for Institutions                 $ 49.9         $44.0      13.3                    $49.9          $44.0      13.3
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                       30.1          26.6      13.1                     30.1           26.6      13.1
      Other Owned Assets                            37.8          37.2       1.7                     37.8           37.2       1.7
                                            ---------------------------                    -----------------------------
        Total Owned Assets                          67.9          63.8       6.5                     67.9           63.8       6.5
    Managed Assets                                  96.3          83.0      16.2                     96.3           83.0      16.2
    Administered Assets                             18.3          11.2      62.5                     18.3           11.2      62.5
                                            ---------------------------                    -----------------------------
      Total                                       $232.4       $ 202.0      15.1                  $ 232.4        $ 202.0      15.1
                                            ===========================                    =============================

Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                     $1,520         $ 361           #                  $ 2,432        $ 2,971      (18.1)
    Other Owned Assets                          $ (395)         $ 24           -                    $(599)          $ 42          -
  Total Managed Assets                          $5,063       $ 1,045           #                  $ 7,952        $ 9,889      (19.6)

Sales of Selected Products:
  Mutual Funds                                  $6,207       $ 5,474        13.4                  $12,239        $10,569       15.8
  Annuities                                      $ 750         $ 702         6.8                  $ 1,329        $ 1,353       (1.8)
  Investment Certificates                        $ 777         $ 383           #                  $ 1,438          $ 841       71.0
  Life and Other Insurance Products              $ 110         $ 104         5.8                    $ 202          $ 187        7.9

Number of Financial Advisors                    10,489         9,869         6.3                   10,489          9,869        6.3
Fees from Financial Plans                       $ 22.8         $20.9         9.2                    $44.1          $38.4       14.7
Product Sales Generated from Financial
  Plans as a Percentage of Total Sales           65.2%         64.7%           -                    65.8%          64.9%          -

#  Denotes variances of more than 100%.

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) net income for the three and six-month periods ended June 30, 1999 rose 14 percent and 15 percent, respectively, from a year ago. Net revenues and earnings grew due to higher fee revenues and wider investment margins. Management fees rose as a result of increased managed asset levels, including separate account assets, and distribution fees grew reflecting record mutual fund sales and higher asset levels. Managed assets rose since last year reflecting positive net sales and market appreciation. Other revenues benefited from higher insurance premiums and financial planning fees. Investment income, net of provisions for losses and benefits, rose due to improved spreads on all product categories and higher in-force levels of insurance and certificate products.

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


American Express Financial Advisors

Liquidity and Capital Resources

                                           Selected Balance Sheet Information
                                           ----------------------------------
                                                     (Unaudited)
(Amounts in billions, except percentages)

                                                 June 30,           December 31,        Percentage          June 30,      Percentage
                                                   1999                 1998            Inc/(Dec)             1998         Inc/(Dec)
                                            --------------        --------------      -------------       ------------     ---------

Investments                                    $ 30.7              $ 30.9              (0.6)%              $ 31.0             (1.2)%
Separate Account Assets                        $ 30.1              $ 27.3               9.9                $ 26.6             13.1
Total Assets                                   $ 67.9              $ 64.6               5.1                $ 63.8              6.5
Client Contract Reserves                       $ 30.8              $ 30.3               1.6                $ 30.2              2.0
Total Liabilities                              $ 63.9              $ 60.6               5.7                $ 59.8              6.9
Total Shareholder's Equity                      $ 4.0               $ 4.1              (3.3)                $ 4.0             (0.3)
Return on Average Equity*                       22.8%               22.5%                 -                 22.3%                -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

Separate account assets and liabilities increased from December 31, 1998, primarily reflecting market appreciation.


American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations For The Three and Six Months Ended June 30, 1999 and 1998

                                                    Statement of Income
                                                    -------------------
                                                          (Unaudited)
(Amounts in millions, except percentages)

                                              Three Months Ended                                    Six Months Ended
                                                   June 30,                                             June 30,
                                          ----------------------------     Percentage      -----------------------------  Percentage
                                                 1999          1998        Inc/(Dec)                1999           1998   Inc/(Dec)
                                          -------------------------------------------      -----------------------------------------
Net Revenues:
  Interest Income                                 $ 183         $ 218      (16.1)%                  $ 376          $ 428     (12.1)%
  Interest Expense                                  108           147      (26.2)                     228            286     (20.2)
                                          ----------------------------                      -----------------------------
    Net Interest Income                              75            71        4.8                      148            142       4.2
  Travelers Cheque Investment Income                 86            80        7.4                      166            161       3.2
  Foreign Exchange Income                            14            35      (58.6)                      33             83     (60.5)
  Commissions, Fees and Other Revenues               84            65       28.6                      159            122      29.6
                                          ----------------------------                      -----------------------------
    Total Net Revenues                              259           251        3.0                      506            508      (0.6)
                                          ----------------------------                      -----------------------------
Expenses:
  Human Resources                                    85            79        6.6                      166            153       8.5
  Other Operating Expenses                          150           136       10.3                      287            261       9.9
  Provision for Losses                               18            13       38.7                       35            245     (85.9)
                                          ----------------------------                      -----------------------------
    Total Expenses                                  253           228       10.7                      488            659     (26.1)
                                          ----------------------------                      -----------------------------
Pretax Income/(Loss)                                  6            23      (73.9)                      18           (151)        -
Income Tax Benefit                                  (32)          (24)      35.5                      (61)          (115)    (47.1)
                                          ----------------------------                      -----------------------------
Net Income/(Loss)                                  $ 38          $ 47      (18.1)                    $ 79          $ (36)        -
                                          ============================                      =============================


                                         Selected Statistical Information
                                         --------------------------------

                                           Three Months Ended                                   Six Months Ended
                                                 June 30,                                          June 30,
                                          --------------------------  Percentage         -----------------------------    Percentage
                                            1999          1998        Inc/(Dec)                1999           1998        Inc/(Dec)
                                          -----------------------------------------      -------------------------------------------
American Express Bank:
  Assets Managed / Administered *               $ 7.0         $ 5.6     25.0  %                 $ 7.0          $ 5.6         25.0 %
  Assets of Non-Consolidated Joint
    Ventures                                    $ 2.2         $ 2.7    (20.3)                   $ 2.2          $ 2.7        (20.3)
Travelers Cheque:
  Sales                                         $ 6.1         $ 6.4     (5.7)                   $10.6          $11.2         (5.1)
  Average Outstanding                           $ 6.1         $ 6.0      1.2                    $ 6.0          $ 5.8          2.2
  Average Investments                           $ 5.7         $ 5.7      1.4                    $ 5.7          $ 5.6          2.3
  Tax equivalent yield                           8.8%          9.0%        -                     8.8%           9.1%            -


*  Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

AEB/TC reported net income of $38 million for the second quarter of 1999, compared with $47 million a year ago. AEB/TC reported net income of $79 million compared with a loss of $36 million for the six-month periods ended June 30, 1999 and 1998, respectively. The six-month period ended June 30, 1998 included a $138 million ($213 million pretax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia. Travelers Cheque results were in line with the prior year. Foreign exchange income declined due to reduced spreads, resulting from increased stability in currency markets, particularly in Asia. Commissions, fees and other revenues increased in part due to higher Private Banking and Correspondent Banking fees and losses in the prior year on Indonesian securities positions. Operating expenses rose due to costs associated with new consumer product introductions and realigning business activities in certain countries.


American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources

                                         Selected Balance Sheet Information
                                                       (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                   June 30,       December 31,    Percentage     June 30,       Percentage
                                                    1999            1998           Inc/(Dec)         1998        Inc/(Dec)
                                                 -------------   -------------  -------------  -------------  -------------

Travelers Cheque Investments                       $ 6.3           $ 6.3            1.0 %        $ 6.5           (2.1)%
Total Loans                                        $ 5.2           $ 5.6           (7.0)         $ 6.1          (14.9)
  Total Nonperforming Loans (millions)             $ 210           $ 180           16.3          $ 205            2.1
  Other Nonperforming Assets (millions)             $ 55            $ 63          (12.9)          $ 73          (24.5)
  Reserve for Credit Losses (millions)*            $ 249           $ 259           (3.7)         $ 350          (28.7)
  Loan Loss Reserves as a
    Percentage of Total Loans                       4.1%            3.8%              -           4.3%              -
Total Assets                                      $ 18.7          $ 18.5            1.1         $ 18.8           (0.5)
Deposits                                           $ 8.0           $ 8.3           (3.4)         $ 8.1           (1.6)
Travelers Cheques Outstanding                      $ 6.3           $ 5.8            8.6          $ 6.3            0.2
Total Liabilities                                 $ 17.7          $ 17.3            2.1         $ 17.7              -
Total Shareholder's Equity (millions)            $ 1,048         $ 1,197          (12.4)       $ 1,135           (7.7)
Return on Average Assets**                         0.86%           0.23%              -          0.50%              -
Return on Average Common Equity**                  18.5%            4.9%              -          10.4%              -
Risk-Based Capital Ratios:
  Tier 1                                            9.8%            9.8%              -           9.2%              -
  Total                                            12.1%           12.6%              -          12.2%              -
  Leverage Ratio                                    5.7%            5.5%              -           5.6%              -


*  Allocation:
     Loans                                         $ 216           $ 214                         $ 265
     Other Assets, primarily derivatives              32              43                            84
     Other Liabilities                                 1               2                             1
                                                 =============   =============                 =============
       Total Credit Loss Reserves                  $ 249           $ 259                         $ 350
                                                 =============   =============                 =============

** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

AEB had loans outstanding of $5.2 billion at June 30, 1999, down from $5.6 billion at December 31, 1998 and $6.1 billion at June 30, 1998. The reduction since second quarter 1998 resulted from a $1.1 billion decrease in corporate and correspondent bank loans and a $260 million increase in consumer and private banking loans. Since December 31, 1998, corporate and correspondent bank loans fell by $460 million and consumer and private banking loans rose by $110 million. During the quarter, AEB securitized approximately $100 million of consumer loans in Hong Kong. As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.6 billion to AEB's credit exposures at June 30, 1999 (compared with $7.2 million at June 30, 1998 and unchanged from December 31, 1998). Other nonperforming assets declined due to write-offs related to Indonesia, as anticipated in the provision recorded in the first quarter of 1998.

                           American Express Bank
                      Exposures By Country and Region
                                (Unaudited)

($ in billions)                                                                  Net
                                                                             Guarantees                        6/30/99     12/31/98
                                                                 FX and          and                            Total       Total
 Country                                       Loans           Derivatives   Contingents       Other*         Exposure**  Exposure**
 -------                                       -----           -----------   -----------       ------         ----------  ----------

 Hong Kong                                      $0.6             -              $0.2            $0.1            $0.9         $1.1
 Indonesia                                       0.2             -               -               0.2             0.4          0.4
 Singapore                                       0.4             -               0.1             0.1             0.5          0.6
 Korea                                           0.1             -               0.1             0.2             0.4          0.3
 Taiwan                                          0.3             -               0.1             0.1             0.5          0.5
 China                                           -               -               -               -               -            -
 Japan                                           -               -               -               -               0.1          0.1
 Thailand                                        -               -               -               -               -            -
 Other                                           -               -               -               0.1             0.2          0.1
                                              -------         -------         -------         -------         -------      -------
    Total Asia/Pacific Region**                 1.8             $0.1            0.5             0.8             3.2          3.2
                                              -------         -------         -------         -------         -------      -------
 Chile                                           0.3             -               -               0.1             0.4          0.4
 Brazil                                          0.3             -               -               0.1             0.3          0.4
 Mexico                                          0.1             -               -               -               0.1          0.1
 Peru                                            0.1             -               -               -               0.1          0.1
 Argentina                                       0.1             -               -               -               0.1          0.1
 Other                                           0.2             -               0.1             0.1             0.4          0.4
                                              -------         -------         -------         -------         -------      -------
     Total Latin America**                       1.0             -               0.1             0.2             1.3          1.4
                                              -------         -------         -------         -------         -------      -------
 India                                           0.3             -               0.1             0.4             0.8          0.8
 Pakistan                                        0.1             -               -               0.1             0.2          0.2
 Other                                           0.1             -               0.1             0.1             0.2          0.2
                                              -------         -------         -------         -------         -------      -------
     Total Subcontinent**                        0.5             -               0.2             0.5             1.2          1.2
                                              -------         -------         -------         -------         -------      -------
 Egypt                                           0.4             -               -               0.2             0.7          0.7
 Other                                           0.2             -               0.1             -               0.3          0.3
                                              -------         -------         -------         -------         -------      -------
      Total Middle East & Africa**               0.5             -               0.1             0.3             0.9          1.0
                                              -------         -------         -------         -------         -------      -------
      Total Europe***                            1.3             0.1             0.7             2.2             4.3          4.4

      Total North America**                      0.2             -               0.1             1.4             1.8          1.9
                                              -------         -------         -------         -------         -------      -------
 Total Worldwide**                              $5.2            $0.2            $1.8            $5.5            $12.8       $13.2
                                              =======         =======         =======         =======         =======      =======



*    Includes cash, placements and securities.
**   Individual items may not add to totals due to rounding.
*** Total exposures at 6/30/99 and 12/31/98 include $12 million and $20 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

Corporate and Other

Corporate and Other reported net expenses of $45 and $88 million for the three and six months ended June 30, 1999, compared with net expenses of $41 and $1 million in the same periods last year. The current year six-month results include a $39 million ($46 million pretax) preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to the Year 2000 issue and business building initiatives. The prior year six-month results included income of $78 million ($106 million pretax) comprising a $39 million ($60 million pretax) gain from sales of common stock of First Data Corporation and an equivalent Lehman Brothers dividend.

                         PART II. OTHER INFORMATION

                          AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION; AMERICAN EXPRESS FINANCIAL ADVISORS INC.; IDS LIFE INSURANCE AGENCIES, INC.; IDS LIFE INSURANCE COMPANY; AMERICAN EXPRESS PLAN COMMITTEE; CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 ("Companies") commenced in U.S. District Court, District of Minnesota, Fourth Division. The sole named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs making new claims for conversion and declaratory judgment. The defendants filed a motion to dismiss all claims on July 30, 1999. The Company believes it has meritorious defenses to such action and intends to pursue them vigorously.

The matter described above was previously reported in the Company's Form 10-Q for the quarterly period ended March 31, 1999.


Item 4.   Submission of Matters to a Vote of Security Holders

     For information relating to the matters voted upon at the Company's annual meeting for shareholders held on April 26, 1999, see Item 4 on page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1999, which is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.


        (b) Reports on Form 8-K:

            Form 8-K, dated April 22, 1999, Item 5, reporting the Company's earnings for the quarter ended March 31, 1999.

            Form 8-K, dated April 26, 1999, Item 5, reporting the Company's chief executive officer succession plans.

            Form 8-K, dated July 26, 1999, Item 5, reporting the
            Company's earnings for the quarter ended June 30, 1999.

            Form 8-K, dated July 29, 1999, Item 5, reporting the retirement of the Company's vice chairman and chief financial officer.

            Form 8-K, dated August 4, 1999, Item 5, reporting certain information from presentations to the financial community on August 4, 1999 by Harvey Golub, the Company's Chairman and Chief Executive Officer, and other officers of the Company.

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



 Date: August 13, 1999         By /s/ Richard Karl Goeltz
 -----------------------         ------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer


 Date: August 13, 1999            /s/ Daniel T. Henry
 -----------------------         -----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description
     -------                  -----------

     10.1 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's Chairman and Chief Executive Officer.

     10.2 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer.

     12   Computation in Support of Ratio of Earnings to Fixed Charges.

     15   Letter re Unaudited Interim Financial Information.

     27   Financial Data Schedule.