Form 10-Q
period 1999-09-30
AMERICAN EXPRESS CO
filed 1999-11-15
CIK 4962

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549


                               FORM 10-Q


[     X     ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended September 30, 1999

                                  or

[           ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from _______________ to _________________


                     Commission file number 1-7657


                       AMERICAN EXPRESS COMPANY
                       ------------------------
        (Exact name of registrant as specified in its charter)


             New York                                13-4922250
 -------------------------------            ----------------------------
 (State or other jurisdiction of                  (I.R.S. Employer
  incorporation or organization)                  Identification No.)


World Financial Center, 200 Vesey Street, New York, NY       10285
------------------------------------------------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (212) 640-2000
                                                    --------------------
                                 None
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ---       ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                      Outstanding at October 31, 1999
------------------------------------     -------------------------------
Common Shares (par value $.60 per share)        447,673,131 shares




                        AMERICAN EXPRESS COMPANY

                               FORM 10-Q

                                 INDEX
                                                                Page No.

Part I.        Financial Information:

               Consolidated Statements of Income - Three
               months ended September 30, 1999 and 1998            1

               Consolidated Statements of Income - Nine
               months ended September 30, 1999 and 1998            2

               Consolidated Balance Sheets - September 30,
               1999 and December 31, 1998                          3

               Consolidated Statements of Cash Flows - Nine
               months ended September 30, 1999 and 1998            4

               Notes to Consolidated Financial Statements        5-7

               Review Report of Independent Accountants            8

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations    9-25

Part II.       Other Information                                  26




                            PART I--FINANCIAL INFORMATION

                               AMERICAN EXPRESS COMPANY

                         CONSOLIDATED STATEMENTS OF INCOME
                   (dollars in millions, except per share amounts)
                                    (Unaudited)

                                                          Three Months Ended
                                                             September 30,
                                                        -----------------------

                                                        1999               1998
                                                        ----               ----
Revenues:
    Discount revenue                                  $1,700             $1,522
    Interest and dividends, net                          804                802
    Management and distribution fees                     578                476
    Net card fees                                        395                393
    Travel commissions and fees                          448                441
    Other commissions and fees                           464                405
    Cardmember lending net finance charge
       revenue                                           348                338
    Life and other insurance premiums                    131                119
    Other                                                443                291
                                                       -----              -----
       Total                                           5,311              4,787
                                                       -----              -----
Expenses:
    Human resources                                    1,526              1,410
    Provisions for losses and benefits:
       Annuities and investment certificates             297                323
       Life insurance, international banking,
          and other                                      158                152
       Charge card                                       222                148
       Cardmember lending                                187                224
    Interest                                             262                256
    Occupancy and equipment                              327                300
    Marketing and promotion                              399                333
    Professional services                                324                291
    Communications                                       128                123
    Other                                                574                428
                                                       -----              -----
       Total                                           4,404              3,988
                                                       -----              -----
Pretax income                                            907                799
Income tax provision                                     259                225
                                                       -----              -----
Net income                                              $648               $574
                                                       =====              =====

Earnings Per Common Share:
    Basic                                              $1.45              $1.27
                                                       =====              =====
    Diluted                                            $1.42              $1.25
                                                       =====              =====
Average common shares outstanding for
    earnings per common share (millions):
    Basic                                              446.0              451.6
                                                       =====              =====
    Diluted                                            456.4              459.6
                                                       =====              =====
Cash dividends declared per
    common share                                      $0.225             $0.225
                                                       =====              =====

                  See notes to Consolidated Financial Statements.

                            PART I--FINANCIAL INFORMATION

                              AMERICAN EXPRESS COMPANY

                         CONSOLIDATED STATEMENTS OF INCOME
                   (dollars in millions, except per share amounts)
                                    (Unaudited)

                                                           Nine Months Ended
                                                              September 30,
                                                        -----------------------

                                                        1999               1998
                                                        ----               ----
Revenues:
    Discount revenue                                  $4,875             $4,476
    Interest and dividends, net                        2,443              2,423
    Management and distribution fees                   1,653              1,376
    Net card fees                                      1,191              1,189
    Travel commissions and fees                        1,342              1,195
    Other commissions and fees                         1,309              1,230
    Cardmember lending net finance charge
       revenue                                         1,004                985
    Life and other insurance premiums                    381                346
    Other                                              1,382                849
                                                      ------             ------
       Total                                          15,580             14,069
                                                      ------             ------
Expenses:
    Human resources                                    4,457              3,971
    Provisions for losses and benefits:
       Annuities and investment certificates             977              1,042
       Life insurance, international banking,
          and other                                      479                666
       Charge card                                       653                602
       Cardmember lending                                559                629
    Interest                                             750                732
    Occupancy and equipment                              952                888
    Marketing and promotion                            1,049                899
    Professional services                                922                823
    Communications                                       381                346
    Other                                              1,808              1,259
                                                      ------             ------
       Total                                          12,987             11,857
                                                      ------             ------
Pretax income                                          2,593              2,212
Income tax provision                                     724                601
                                                      ------             ------
Net income                                            $1,869             $1,611
                                                       =====              =====

Earnings Per Common Share:
    Basic                                              $4.18              $3.53
                                                        ====               ====
    Diluted                                            $4.09              $3.47
                                                        ====               ====
Average common shares outstanding for
    earnings per common share (millions):
    Basic                                              447.0              456.2
                                                       =====              =====
    Diluted                                            456.4              464.9
                                                       =====              =====
Cash dividends declared per
    common share                                      $0.675             $0.675
                                                       =====              =====

                  See notes to Consolidated Financial Statements.

                          AMERICAN EXPRESS COMPANY

                        CONSOLIDATED BALANCE SHEETS
                                 (millions)
                                (Unaudited)

                                               September 30,      December 31,
                                                   1999              1998
                                                   ----              ----
Assets
Cash and cash equivalents                        $5,102            $4,092
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
       1999, $674; 1998, $524                    20,888            19,176
     Other receivables, less reserves:
       1999, $87; 1998, $75                       3,515             3,048
Investments                                      42,183            41,299
Loans:
     Cardmember lending, less reserves:
       1999, $531; 1998, $593                    14,692            14,721
     International banking, less reserves:
       1999, $179; 1998, $214                     4,909             5,404
     Other, net                                     897               929
Separate account assets                          28,896            27,349
Deferred acquisition costs                        3,097             2,990
Land, buildings and equipment--at cost, less
     accumulated depreciation: 1999, $2,194;
     1998, $2,067                                 1,908             1,637
Other assets                                      6,529             6,288
                                                -------           -------
     Total assets                              $132,616          $126,933
                                                =======           =======
Liabilities and Shareholders' Equity
Customers' deposits                             $10,124           $10,398
Travelers Cheques outstanding                     6,362             5,823
Accounts payable                                  7,101             5,373
Insurance and annuity reserves:
     Fixed annuities                             20,777            21,172
     Life and disability policies                 4,407             4,261
Investment certificate reserves                   5,839             4,854
Short-term debt                                  24,683            22,605
Long-term debt                                    6,220             7,019
Separate account liabilities                     28,896            27,349
Other liabilities                                 7,963             7,881
                                                -------           -------
     Total liabilities                          122,372           116,735
                                                -------           -------
Guaranteed preferred beneficial interests in
 the Company's junior subordinated deferrable
 interest debentures                                500               500

Shareholders' equity:
     Common shares, $.60 par value, authorized
        1.2 billion shares; issued and outstanding
        447.6 million shares in 1999 and 450.5
        million shares in 1998                      269               270
     Capital surplus                              5,094             4,809
     Retained earnings                            4,777             4,148
     Other comprehensive income, net of tax:
       Net unrealized securities (losses) gains    (286)              583
       Foreign currency translation adjustments    (110)             (112)
                                                -------           -------
     Accumulated other comprehensive income        (396)              471
                                                -------           -------
       Total shareholders' equity                 9,744             9,698
     Total liabilities and shareholders'        -------           -------
       equity                                  $132,616          $126,933
                                                =======           =======

                  See notes to Consolidated Financial Statements.


                           AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)


                                                             Nine Months Ended
                                                               September 30,
                                                             -----------------
                                                             1999         1998
                                                             ----         ----
Cash Flows from Operating Activities
Net income                                                  $1,869      $1,611
Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provisions for losses and benefits                      1,708       1,943
     Depreciation, amortization, deferred taxes and other      157        (164)
     Changes in operating assets and liabilities, net of
           effects of acquisitions and dispositions:
           Accounts receivable and accrued interest           (557)        (37)
           Other assets                                       (193)        571
           Accounts payable and other liabilities            2,508         220
Increase in Travelers Cheques outstanding                      537         544
Increase in insurance reserves                                 130         122
                                                             -----       -----
Net cash provided by operating activities                    6,159       4,810
                                                             -----       -----
Cash Flows from Investing Activities
Sale of investments                                          2,648       1,464
Maturity and redemption of investments                       4,920       4,837
Purchase of investments                                     (9,662)     (6,705)
Net increase in Cardmember receivables                      (1,987)       (599)
Sale of Cardmember receivables/loans to Trust                3,489       1,683
Proceeds from repayment of loans                            16,996      19,386
Issuance of loans                                          (21,244)    (20,950)
Purchase of land, buildings and equipment                     (525)       (237)
Sale of land, buildings and equipment                            8          22
Acquisitions, net of cash acquired                             (37)       (353)
                                                             -----       -----
Net cash used by investing activities                       (5,394)     (1,452)
                                                             -----       -----
Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits                (349)        787
Sale of annuities and investment certificates                4,273       3,966
Redemption of annuities and investment certificates         (3,829)     (4,234)
Net decrease in debt with maturities of three
     months or less                                         (2,346)       (348)
Issuance of debt                                            13,276       6,388
Principal payments on debt                                  (9,726)     (6,092)
Issuance of Trust preferred securities                           -         500
Issuance of American Express common shares                     181         105
Repurchase of American Express common shares                  (896)     (1,619)
Dividends paid                                                (303)       (312)
                                                             -----       -----
Net cash provided (used) by financing activities               281        (859)
                                                             -----       -----
Effect of exchange rate changes on cash                        (36)        (84)
                                                             -----       -----
Net increase in cash and cash equivalents                    1,010       2,415
Cash and cash equivalents at beginning of period             4,092       4,179
                                                             -----       -----
Cash and cash equivalents at end of period                  $5,102      $6,594
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

  Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $165 million and $164 million for the third quarter of 1999 and 1998, respectively, and $477 million and $487 million for the nine months ended September 30, 1999 and 1998, respectively. Interest and Dividends is presented net of interest expense of $108 million and $145 million for the third quarter of 1999 and 1998, respectively, and $339 million and $434 million for the nine months ended September 30, 1999 and 1998, respectively, related primarily to the Company's international banking operations.

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


2.ACCOUNTING DEVELOPMENT

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

3.INVESTMENT SECURITIES

  The following is a summary of investments at September 30, 1999 and December 31, 1998:

                                             September 30,   December 31,
(in millions)                                    1999            1998
                                                 ----            ----
Held to Maturity, at amortized cost
  (fair value: 1999, $9,659; 1998,
  $11,144)                                     $9,522         $10,526
Available for Sale, at fair value
  (cost: 1999, $28,918; 1998, $25,895)         28,451          26,764
Investment mortgage loans (fair value:
  1999, $3,926; 1998, $4,089)                   3,926           3,840
Trading                                           284             169
                                               ------          ------
  Total                                       $42,183         $41,299
                                               ======          ======


4.COMPREHENSIVE INCOME

  Comprehensive  income is defined as the aggregate change in shareholders'
  equity,  excluding changes in ownership interests.  For the  Company,  it is  the  sum of net income and changes in (i) unrealized gains or  losses on  available-for-sale securities and (ii) foreign  currency  translation
  adjustments.   The  components of comprehensive income,  net  of  related tax,  for  the  three and nine months ended September 30, 1999  and  1998 were as follows:

                                   Three Months Ended     Nine Months Ended
                                     September 30,           September 30,
                                     ------------            ------------
   (in millions)                   1999        1998        1999       1998
                                   ----        ----        ----       ----
   Net income                      $648        $574      $1,869     $1,611
   Change in:
     Net unrealized securities
       (losses) gains              (275)        116        (869)       104
   Foreign currency
     translation adjustments        (11)         (8)          2        (10)
                                    ---         ---        -----      -----
   Total                           $362        $682      $1,002     $1,705
                                    ===         ===       =====      =====


5.TAXES AND INTEREST

  Net income taxes paid during the nine months ended September 30, 1999 and 1998 were approximately $272 million and $606 million, respectively. Interest paid during the nine months ended September 30, 1999 and 1998 was approximately $1.9 billion in each period.

6.EARNINGS PER SHARE

  The computations of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 1999 and 1998 are as follows:

   (in millions, except per         Three Months Ended   Nine Months Ended
   share amounts)                     September 30,         September 30,
                                    ------------------   ------------------
                                     1999       1998       1999      1998
                                     ----       ----       ----      ----
  Numerator: Net income              $648       $574     $1,869    $1,611

  Denominator:
  Denominator for basic EPS -
    weighted-average shares         446.0      451.6      447.0     456.2
  Effect of dilutive securities:
    Stock Options and Restricted
      Stock Awards                   10.4        7.9        9.4       8.6
    Other                               -        0.1          -       0.1
                                    -----      -----      -----     -----
    Potentially dilutive
      common shares                  10.4        8.0        9.4       8.7
                                    -----      -----      -----     -----
  Denominator for diluted EPS       456.4      459.6      456.4     464.9
                                    =====      =====      =====     =====
  Basic EPS                         $1.45      $1.27      $4.18     $3.53
                                     ====       ====       ====      ====
  Diluted EPS                       $1.42      $1.25      $4.09     $3.47
                                     ====       ====       ====      ====


7.SEGMENT INFORMATION

  Results for the Company's operating segments, based on management's internal reporting structure, are as follows:

   REVENUES                    Three Months Ended     Nine Months Ended
                                  September 30,         September 30,
                                  ------------          ------------
   (in millions)                1999      1998         1999       1998
                                ----      ----         ----       ----
   Travel Related Services    $3,737    $3,339      $10,836     $9,692
   American Express
     Financial Advisors        1,368     1,247        4,107      3,750
   American Express Bank/
     Travelers Cheque            261       255          767        764
   Corporate and Other           (55)      (54)        (130)      (137)
                               -----     -----       ------     ------
   Total                      $5,311    $4,787      $15,580    $14,069
                               =====     =====       ======     ======

   NET INCOME                  Three Months Ended      Nine Months Ended
                                 September 30,           September 30,
                                 ------------            ------------
   (in millions)                1999      1998         1999      1998
                                ----      ----         ----      ----
   Travel Related Services      $413      $362       $1,187    $1,038
   American Express
     Financial Advisors          240       211          696       609
   American Express Bank/
     Travelers Cheque             38        43          117         7
   Corporate and Other           (43)      (42)        (131)      (43)
                                 ---       ---        -----     -----
   Total                        $648      $574       $1,869    $1,611
                                 ===       ===        =====     =====

                  INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company


We have reviewed the accompanying consolidated balance sheet of American
Express Company (the "Company") as of September 30, 1999 and the related consolidated statements of income for the three and nine-month periods ended September 30, 1999 and 1998 and consolidated statements of cash flows for the nine-month periods ended September 30, 1999 and 1998. These financial statements are the responsibility of the Company's management.

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

New York, New York
November 12, 1999

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company's consolidated net income rose 13 percent and 16 percent and diluted earnings per share increased 14 percent and 18 percent in the three and nine-month periods ended September 30, 1999, respectively. The Company's return on equity was 25.3 percent.

The nine-month results for 1998 included several first quarter items: a $138 million ($213 million pretax) credit loss provision at American Express Bank relating to its Asia/Pacific portfolio and income in the Corporate and Other segment of $78 million ($106 million pretax) comprising a gain from the sale of First Data Corporation shares and a preferred stock dividend based on Lehman Brothers earnings. Excluding these items, nine-month income and diluted earnings per share increased 12 percent and 14 percent, respectively.

Consolidated revenues grew 11 percent for the three and nine months ended September 30, 1999. Revenues, net of American Express Financial Advisors'
(AEFA) provisions for losses and benefits, were up 12 percent for the three and nine months ended September 30, 1999, reflecting an increase in worldwide billed business and Cardmember loans, higher travel commissions and fees for the nine-month period, greater management and distribution fees and wider investment margins at AEFA. The growth in travel commissions and fees resulted from acquisitions during the latter part of 1998, which increased revenues and expenses but did not have a material effect on net income. Consolidated expenses rose, primarily due to higher expenses related to human resources and marketing and promotion expenses to support business building initiatives and acquisitions and, for the nine months ended September 30, 1999, were partially offset by lower loss provisions.

These results met the Company's long-term targets of 12-15 percent earnings per share growth, at least 8 percent revenue growth and a return on equity of 18-20 percent.

Due to a change in accounting rules, the Company is required to capitalize software costs rather than expense them as incurred, which had been the Company's practice. For the three and nine-month periods ended September 30, 1999, this amounted to benefits of $68 million and $194 million (net of amortization), respectively. Of these amounts, $49 million and $146 million related to Travel Related Services and $18 million and $41 million to American Express Financial Advisors for the three and nine-month periods ended September 30, 1999, respectively. These benefits were offset by increased investment spending and therefore had no material effect on net income.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In the first nine months of 1999, the Company repurchased 7.4 million common shares at an average price of $123.43 per share under its repurchase program.

In the third quarter of 1999 the Company entered into an agreement under which a third party will purchase up to 7 million Company common shares in the open market over a period of up to eight months. During the term of the agreement the Company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the Company is required to deliver to the third party an amount equal to such original purchase price. The Company may elect to settle this amount (i) by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The Company may also prepay outstanding amounts at any time prior to the end of the five-year term. As of September 30, 1999, 3.7 million shares have been purchased pursuant to this agreement. The foregoing is separate from the Company's previously authorized share repurchase program.


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

The Company's cumulative costs since inception of the Y2K initiatives were $495 million through September 30, 1999 and are estimated to be in the range of $22 - $48 million for the remainder through 2000.* These costs, which are expensed as incurred, relate to both Millenniax and Business T, and have not had, nor are they expected to have, a material adverse impact on the Company's results of operations or financial condition.* Y2K costs related to Millenniax represent 6 percent and 1 percent of the AET budget for the years 1999 and 2000, respectively.*

The Company's major businesses are heavily dependent upon internal computer systems, and all have significant interaction with systems of third parties, both domestically and internationally. The Company is working with key external parties, including merchants, clients, counterparties, vendors, exchanges, utilities, suppliers, agents and regulatory agencies to mitigate the potential risks to us of Y2K. As part of our overall compliance program, the Company is actively communicating with third parties through face-to-face meetings and correspondence, on an ongoing basis, to ascertain their state of readiness. Although numerous third parties have indicated to us in writing that they are addressing their Y2K issues on a timely basis, the Company does not directly control the remediation efforts of such parties, and therefore cannot provide assurances that they will be Y2K compliant. The failure of external parties to resolve their own Y2K issues in a timely manner could have a material adverse effect on the Company.*

During the third quarter of 1999 our plans for targeted integrated testing of systems that support our most critical business functions, and independent validation of such testing, were completed. At this point, the Company is in the process of finalizing specific Y2K contingency plans and establishing plans to address our year-end activities related to Y2K. Our contingency planning effort, which addresses all critical systems and, to a lesser extent, certain non-critical systems, is a full-scale initiative that includes both internal and external experts under the guidance of a Company-wide steering committee. Our contingency plans, which are based in part on an assessment of the magnitude and probability of potential risks, primarily focus on proactive steps to prevent Y2K-related failures from occurring, or if they should occur, detecting them quickly, minimizing their impact and expediting their repair. The Y2K contingency plans supplement disaster recovery and business continuity plans already in place, and include measures such as selecting alternative suppliers and channels of distribution and setting up manual back-up processes.

Our Y2K contingency plans have been developed generally in accordance with guidelines established by the Federal Financial Institutions Examination Council. This effort is divided into four phases: (i) establishing organizational planning guidelines, (ii) completing a business impact analysis, (iii) developing the contingency plans and (iv) validating and verifying the contingency plans. These phases are to be followed by a detailed year-end plan.* All four of the above phases have essentially been completed, and have identified and assessed the need for, and developed, Y2K contingency plans for the Company's most critical core business functions. Such functions include, but are not limited to, credit authorization, Cardmember billing, merchant payment, client investments, funds transfer, securities settlement and travel reservations. These contingency plans also address third party systems that the Company's businesses interface with and rely upon, such as international telecommunications networks and utilities, global financial payment and clearing systems, and airline and other travel systems.

Going forward, our primary focus will be on planning year-end activities related to Y2K.* Such activities include the establishment of global command centers; scheduling the availability of key personnel; establishing additional roll-over management procedures, including proactive monitoring of select critical functions and assets; the development of Y2K incident tracking and reporting tools; and the establishment of specific Y2K-related communications.* Additionally, rehearsals of these year-end activities will be conducted during the fourth quarter of 1999.*

The Company will continue to refine its contingency and year-end planning activities throughout 1999 as additional information related to our exposures is gathered.* To the extent that there are Y2K failures that affect major internal processes or third party systems that the Company relies upon, including but not limited to those described above, such failures could have a material impact on the Company and its businesses or subsidiaries through business interruption or shutdown, financial loss, regulatory actions, reputational damage and legal liability to third parties.* At this point it appears that some of the major industries in certain countries outside the United States, such as telecommunications and utilities, have made less progress in the Y2K compliance effort and, as a result, may present a somewhat greater exposure to the Company.*

For additional information relating to the Y2K issue, see pages 22 and 23 of the Company's 1998 annual report to shareholders, which is incorporated by reference in the Company's 1998 10-K report, and the Company's 10-Q reports for the quarterly periods ended March 31, 1999 and June 30, 1999.


--------------------

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


Travel Related Services

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998

                                                                     Statement of Income
                                                                     --------------------
                                                                         (Unaudited)
(Dollars in millions)
                                                 Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                                   ------------         Percentage                ------------          Percentage
                                                1999         1998         Inc/(Dec)             1999          1998        Inc/(Dec)
                                                ----         ----         --------              ----          ----        --------
Net Revenues:
  Discount Revenue                            $1,700       $1,522           11.7 %            $4,875        $4,476          8.9 %
  Net Card Fees                                  395          393            0.4               1,191         1,189          0.2
  Travel Commissions and Fees                    448          441            1.4               1,342         1,195         12.3
  Other Revenues                                 846          645           31.2               2,424         1,847         31.2
  Lending:
    Finance Charge Revenue                       513          502            2.3               1,481         1,472          0.6
    Interest Expense                             165          164            0.9                 477           487         (2.2)
                                               -----        -----                             ------         -----
      Net Finance Charge Revenue                 348          338            3.1               1,004           985          2.0
                                               -----        -----                             ------         -----
    Total Net Revenues                         3,737        3,339           11.9              10,836         9,692         11.8
                                               -----        -----                             ------         -----
Expenses:
  Marketing and Promotion                        373          310           20.1                 968           829         16.7
  Provision for Losses and Claims:
    Charge Card                                  222          148           50.2                 653           602          8.5
    Lending                                      187          224          (16.6)                559           629        (11.2)
    Other                                         10           17          (40.5)                 37            41         (9.6)
                                               -----        -----                             ------         -----
      Total                                      419          389            7.7               1,249         1,272         (1.8)
                                               -----        -----                             ------         -----
  Charge Card Interest Expense                   208          199            4.4                 589           598         (1.6)
  Net Discount Expense                           105          170          (38.7)                378           480        (21.4)
  Human Resources                                968          924            4.7               2,847         2,554         11.5
  Other Operating Expenses                     1,032          793           30.5               2,991         2,377         25.9
                                               -----        -----                             ------         -----
    Total Expenses                             3,105        2,785           11.5               9,022         8,110         11.2
                                               -----        -----                             ------         -----
Pretax Income                                    632          554           14.1               1,814         1,582         14.7
Income Tax Provision                             219          192           14.1                 627           544         15.3
                                               -----        -----                             ------         -----
Net Income                                      $413         $362           14.1              $1,187        $1,038         14.4
                                               =====        =====                             ======         =====

The following table,  which  is  presented  for  analytical  purposes only, presents  the  effect  on  the  above  Statement of  Income related to TRS'
securitized  receivables.    It  includes  pretax  gains  of  $55   million
($36 million after-tax) in  the  third  quarter  of 1999  and  $154 million
($100 million after-tax) and  $36 million  ($23 million after-tax)  for the nine months ended  September 30,  1999 and 1998,  respectively,  related to the  securitization of  U.S. lending receivables,  which were recognized in accordance with Statement of Financial Accounting Standards No. 125.  These
gains were invested in additional Marketing and Promotion expenses in  both years and other business building initiatives in  1999 and had no  material effect on Net Income or Total Expenses in any period.

                                                  Three Months Ended                            Nine Months Ended
                                                    September 30,                                 September 30,
                                                    ------------                                  ------------
                                                 1999          1998                            1999          1998
                                                 ----          ----                            ----          ----
(Decrease) Increase in Net Card Fees             $(4)          $(2)                            $(4)           $4
Increase in Other Revenues                       116            83                             384           238
Decrease in Lending Finance Charge Revenue      (234)         (134)                           (602)         (343)
Decrease in Lending Interest Expense              81            45                             176           112
Increase in Marketing and Promotion Expense      (33)            -                             (91)          (36)
Decrease in Provision for Losses and Claims:
  Charge Card                                     25            76                             115           201
  Lending                                        125            39                             295           133
Decrease in Charge Card Interest Expense          51            63                             168           171
Increase in Net Discount Expense                (105)         (170)                           (378)         (480)
Increase in Other Operating Expenses             (22)            -                             (63)            -
                                                 ---           ---                             ---           ---
  Pretax Income                                   $-            $-                              $-            $-
                                                 ===           ===                             ===           ===

TRAVEL RELATED SERVICES

                                                             Selected Statistical Information
                                                             --------------------------------
                                                                      (Unaudited)
(Amounts in billions, except where indicated)

                                                   Three Months Ended                          Nine Months Ended
                                                      September 30,                              September 30,
                                                      ------------     Percentage                ------------      Percentage
                                                   1999       1998       Inc/(Dec)             1999      1998        Inc/(Dec)
                                                   ----       ----       --------              ----      ----        --------
Total Cards in Force (millions):
  United States                                    29.2       29.5         (1.0)%              29.2      29.5          (1.0)%
  Outside the United States                        15.6       14.6          6.9                15.6      14.6           6.9
                                                  -----      -----                            -----     -----
    Total                                          44.8       44.1          1.6                44.8      44.1           1.6
                                                  =====      =====                            =====     =====
Basic Cards in Force (millions):
  United States                                    22.9       23.3         (1.6)               22.9      23.3          (1.6)
  Outside the United States                        12.0       11.3          5.7                12.0      11.3           5.7
                                                  -----      -----                            -----     -----
    Total                                          34.9       34.6          0.8                34.9      34.6           0.8
                                                  =====      =====                            =====     =====
Card Billed Business:
  United States                                   $47.1      $41.5         13.5              $134.7    $121.4          10.9
  Outside the United States                        17.0       15.2         11.7                48.6      44.7           8.8
                                                  -----      -----                            -----     -----
    Total                                         $64.1      $56.7         13.0              $183.3    $166.1          10.4
                                                  =====      =====                            =====     =====
Average Discount Rate*                             2.73%      2.72%           -                2.73%     2.73%            -
Average Basic Cardmember
  Spending (dollars)*                            $1,935     $1,704         13.6              $5,653    $5,026          12.5
Average Fee per Card (dollars)*                     $38        $37          2.7                 $39       $38           2.6
Travel Sales                                       $5.5       $5.1          7.0               $16.9     $14.3          17.7
Travel Commissions and Fees/Sales**                 8.1%       8.6%           -                 7.9%      8.4%            -
Owned and Managed Charge Card
  Receivables:
  Total Receivables                              $25.3       $23.3          8.8               $25.3     $23.3           8.8
  90 Days Past Due as a % of Total                 2.5%        2.7%           -                 2.5%      2.7%            -
  Loss Reserves (millions)                        $907        $961         (5.6)               $907      $961          (5.6)
    % of Receivables                               3.6%        4.1%           -                 3.6%      4.1%            -
    % of 90 Days Past Due                          144%        151%           -                 144%      151%            -
  Net Loss Ratio                                  0.41%       0.48%           -                0.41%     0.47%            -
Owned and Managed U.S. Cardmember
  Lending:
  Total Loans                                    $20.6       $15.4         33.8               $20.6     $15.4          33.8
  Past Due Loans as a % of Total:
    30-89 Days                                     2.0%        2.2%           -                 2.0%      2.2%            -
    90+ Days                                       0.8%        1.0%           -                 0.8%      1.0%            -
  Loss Reserves (millions):
    Beginning Balance                             $602        $577          4.3                $619      $589           5.1
      Provision                                    264         236         11.9                 717       676           6.1
      Net Charge-Offs/Other                       (230)       (234)        (1.8)               (700)     (686)          2.1
                                                 -----       -----                            -----     -----
    Ending Balance                                $636        $579          9.9                $636      $579           9.9
                                                 =====       =====                            =====     =====
    % of Loans                                     3.1%        3.8%           -                 3.1%      3.8%            -
    % of Past Due                                  111%        118%           -                 111%      118%            -
  Average Loans                                  $19.8       $15.2         30.0               $18.0     $14.6          22.8
  Net Write-Off Rate                               4.7%        6.4%           -                 5.3%      6.5%            -
  Net Interest Yield                               8.5%        9.6%           -                 9.0%      9.5%            -

Note: Owned and managed Cardmember receivables and loans include securitized assets not reflected in the Consolidated Balance Sheet.

 * Computed excluding Cards issued by strategic alliance partners and independent operators as well as business billed on those Cards.

**  Computed from information provided herein.

TRAVEL RELATED SERVICES

Travel Related Services' (TRS) net income rose 14 percent for both the three and nine-month periods ended September 30, 1999 compared with a year ago. Net revenues increased 12 percent in both periods, reflecting higher billed business in the United States and internationally and strong growth in Cardmember loans; the nine-month period also benefited from higher travel commissions and fees. In the third quarter of 1999, TRS recognized a pretax gain of $55 million ($36 million after-tax) from the securitization of U.S. receivables. For the nine months ended September 30, 1999 and 1998, such gains were $154 million ($100 million after-tax) and $36 million ($23 million after-tax), respectively. These gains, and the previously mentioned benefit from software capitalization, were invested in marketing and promotion related to card acquisition and, in 1999, Internet activities and other business building initiatives as well and, therefore, had no material effect on net income or total expense in any period.

The improvement in discount revenue for the three and nine months ended September 30, 1999 compared with a year ago is the result of higher billed business. The growth in billed business reflects higher spending per Cardmember in each period, which rose due to several factors, including the benefits of rewards programs and expanded merchant coverage. The growth in billed business continued to be primarily the result of increases in retail and "everyday spend" categories. Billed business increased despite a general tightening of corporate travel and entertainment expenses and the Company's decision to withdraw from the U.S. Government Card business. This decision resulted in the cancellation of 1.6 million U.S. Government cards in the fourth quarter of 1998, representing approximately $3.5 billion in annualized spending. Excluding the loss of the Government card business, total cards in force rose 2.3 million or 5 percent from a year ago, with about 900,000 of these cards added in the third quarter, and domestic billed business for the current quarter grew 16 percent from a year ago. Travel commissions and fees rose for the nine month period due to acquisitions during the latter half of 1998, which increased revenues and expenses but did not have a material effect on earnings. Other revenues also grew for the three and nine-months ended September 30, 1999, as a result of a higher level of securitized receivables, acquisitions and fee income. Lending net finance charge revenue on a managed basis, i.e., excluding securitizations, rose 18 percent for both the three and nine-month periods ended September 30, 1999 compared with a year ago. This increase is primarily due to 34 percent growth in worldwide managed lending balances, partially offset by lower net interest yields.

Marketing and promotion expenses rose for the three and nine months ended September 30, 1999 as a result of business building initiatives. The provision for losses on the charge card portfolio grew for both the three and nine months ended September 30, 1999, due to higher volumes, partially offset by continued improvement in credit quality. The provision for the lending portfolio fell for both periods as a result of securitizing a greater portion of the loan portfolio and improved loss rates, which more than offset the effect of higher loan volumes. Human resource costs rose in both periods, mainly due to a higher average number of employees, resulting from acquisitions and increased business volumes, and merit increases. Other operating expenses also grew in both periods, in part from the cost of Cardmember loyalty programs, business growth and investment spending.



TRAVEL RELATED SERVICES
LIQUIDITY AND CAPITAL RESOURCES
                                                   Selected Balance Sheet Information
                                                   ----------------------------------
                                                             (Unaudited)
(Dollars in billions, except percentages)

                                     September 30,         December 31,     Percentage          September 30,      Percentage
                                         1999                 1998            Inc/(Dec)             1998             Inc/(Dec)
                                     ------------          -----------        --------          ------------         --------

Accounts Receivable, net               $23.2                 $21.3               8.9 %              $19.9              16.7 %
U.S. Cardmember Loans                  $13.4                 $13.7              (2.6)               $12.4               8.1
Total Assets                           $48.7                 $44.7               9.0                $42.4              14.8
Short-term Debt                        $26.3                 $22.9              14.9                $21.5              22.4
Long-term Debt                          $4.5                  $5.1             (11.7)                $5.4             (16.7)
Total Liabilities                      $43.3                 $39.8               8.7                $37.2              16.1
Total Shareholder's Equity              $5.4                  $4.9              10.8                 $5.2               5.4
Return on Average Equity*               29.3%                 27.8%                -                 27.1%                -
Return on Average Assets*                3.3%                  3.3%                -                  3.3%                -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


In the first quarter of 1999, TRS issued and sold, exclusively outside the United States and to non-U.S. persons, $500 million 5.625% Fixed Rate Notes. These notes are listed on the Luxembourg Stock Exchange and will mature in 2004.

In  the  second  and  third quarters of 1999, the American  Express  Credit
Account Master Trust securitized an additional $2.5 billion and $1.5 billion of loans, respectively, through the issuance of asset backed certificates. The securitized assets consist of loans arising in a portfolio of designated Optima Card, Optima Line of Credit and Sign and Travel/Special Purchase revolving credit accounts owned by American Express Centurion Bank, a wholly-owned subsidiary of TRS.

In the third quarter 1999, $500 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the charge card securitization portfolio.


AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998

                                                                       Statement of Income
                                                                       -------------------
                                                                           (Unaudited)

(Dollars in millions)
                                                Three Months Ended                              Nine Months Ended
                                                   September 30,                                   September 30,
                                                   ------------         Percentage                 ------------         Percentage
                                                1999         1998         Inc/(Dec)             1999          1998        Inc/(Dec)
                                                ----         ----         --------              ----          ----        --------
Net Revenues:
  Investment Income                             $566         $573           (1.3)%            $1,776        $1,790           (0.8)%
  Management and Distribution Fees               578          476           21.6               1,653         1,376           20.2
  Other Revenues                                 224          198           13.2                 678           584           16.0
                                               -----        -----                              -----         -----
    Total Revenues                             1,368        1,247            9.7               4,107         3,750            9.5
  Provision for Losses and Benefits:
    Annuities                                    251          280          (10.0)                795           868           (8.5)
    Insurance                                    135          122           10.1                 392           365            7.7
    Investment Certificates                       46           43            6.0                 182           174            4.4
                                               -----        -----                              -----         -----
      Total                                      432          445           (2.9)              1,369         1,407           (2.7)
                                               -----        -----                              -----         -----
    Net Revenues                                 936          802           16.7               2,738         2,343           16.8
                                               -----        -----                              -----         -----
Expenses:
  Human Resources                                456          384           18.5               1,302         1,123           15.9
  Other Operating Expenses                       130          110           18.3                 421           332           26.7
                                               -----        -----                              -----         -----
    Total Expenses                               586          494           18.5               1,723         1,455           18.4
                                               -----        -----                              -----         -----
Pretax Income                                    350          308           14.0               1,015           888           14.3
Income Tax Provision                             110           97           14.0                 319           279           14.3
                                               -----        -----                              -----         -----
Net Income                                      $240         $211           14.0                $696          $609           14.3
                                               =====        =====                              =====         =====

AMERICAN EXPRESS FINANCIAL ADVISORS


                                       Selected Statistical Information
                                       --------------------------------
                                                 (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                                   ------------         Percentage                ------------          Percentage
                                                1999         1998         Inc/(Dec)             1999          1998        Inc/(Dec)
                                                ----         ----         --------              ----          ----        --------
Investments (billions)                         $30.7        $30.8           (0.2)%             $30.7         $30.8           (0.2)%
Client Contract Reserves (billions)            $31.0        $30.2            2.7               $31.0         $30.2            2.7
Shareholder's Equity (billions)                 $3.9         $4.1           (5.7)               $3.9          $4.1           (5.7)
Return on Average Equity*                       22.8%        22.4%             -                22.8%         22.4%             -

Life Insurance in Force (billions)             $86.3        $79.2            8.9               $86.3         $79.2            8.9
Deferred Annuities in Force (billions)         $45.2        $39.6           14.1               $45.2         $39.6           14.1
Assets Owned, Managed or Administered
  (billions):
  Assets Managed for Institutions              $48.3        $40.5           19.2               $48.3         $40.5           19.2
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                   28.9         23.0           25.5                28.9          23.0           25.5
      Other Owned Assets                        38.1         37.0            3.2                38.1          37.0            3.2
                                               -----        -----                              -----         -----
        Total Owned Assets                      67.0         60.0           11.7                67.0          60.0           11.7
    Managed Assets                              92.9         76.8           20.9                92.9          76.8           20.9
    Administered Assets                         19.3         11.2           72.0                19.3          11.2           72.0
                                               -----        -----                              -----         -----
      Total                                   $227.5       $188.5           20.7              $227.5        $188.5           20.7
                                               =====        =====                              =====         =====

Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                    $(986)     $(3,712)             -              $1,446         $(741)             -
    Other Owned Assets                         $(273)        $ 91              -               $(872)         $133              -
  Total Managed Assets                       $(5,226)    $(10,595)             -              $2,726         $(706)             -

Sales of Selected Products:
  Mutual Funds                                $5,709       $5,262            8.5             $17,948       $15,830           13.4
  Annuities                                     $951         $648           46.6              $2,280        $2,002           13.9
  Investment Certificates                       $926         $560           65.6              $2,364        $1,400           68.8
  Life and Other Insurance Products             $134         $102           32.1                $337          $289           16.4

Number of Financial Advisors                  10,631       10,060            5.7              10,631        10,060            5.7
Fees from Financial Plans and Advice
  Services                                     $22.3        $15.6           43.2               $66.4         $54.0           22.9
Percentage of Total Sales from Financial
  Plans and Advice Services                     67.7%        65.4%             -                66.5%         65.0%             -


* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

AMERICAN EXPRESS FINANCIAL ADVISORS

American Express Financial Advisors' (AEFA) net income for the three and nine-month periods ended September 30, 1999 increased 14 percent from a year ago. Net revenues and earnings grew due to higher fee revenues and wider investment margins. Management fees rose as a result of increased managed asset levels, including separate account assets, and distribution fees grew reflecting record mutual fund sales and higher asset levels. Managed assets rose since last year reflecting market appreciation and net sales. Other revenues benefited from higher insurance premiums and financial planning and advice services fees. Investment income, net of provisions for losses and benefits, rose due to higher in-force levels and improved spreads on all product categories.

Human resources expenses were higher, largely as a result of a volume-driven increase in advisors' compensation reflecting growth in sales and asset levels, and greater home office expenses reflecting client service and technology related initiatives. The rise in other operating expenses is primarily due to increased costs related to higher business volumes and investments to build the business.


AMERICAN EXPRESS FINANCIAL ADVISORS
LIQUIDITY AND CAPITAL RESOURCES
                                                         Selected Balance Sheet Information
                                                         ----------------------------------
                                                                    (Unaudited)
(Amounts in billions, except percentages)

                                              September 30,         December 31,      Percentage    September 30,      Percentage
                                                  1999                  1998            Inc/(Dec)       1998             Inc/(Dec)
                                              ------------          -----------         --------    ------------         --------

Investments                                       $30.7                $30.9              (0.4)%        $30.8             (0.2)%
Separate Account Assets                           $28.9                $27.3               5.7          $23.0             25.5
Total Assets                                      $67.0                $64.6               3.7          $60.0             11.7
Client Contract Reserves                          $31.0                $30.3               2.4          $30.2              2.7
Total Liabilities                                 $63.1                $60.6               4.3          $55.9             13.0
Total Shareholder's Equity                         $3.9                 $4.1              (4.5)          $4.1             (5.7)
Return on Average Equity*                          22.8%                22.5%                -           22.4%               -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


Separate account assets and liabilities increased from December 31, 1998, primarily reflecting market appreciation.


AMERICAN EXPRESS BANK/TRAVELERS CHEQUE (AEB/TC)

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30,
1999 AND 1998

                                                                    Statement of Income
                                                                    -------------------
                                                                        (Unaudited)
(Dollars in millions)

                                                 Three Months Ended                             Nine Months Ended
                                                   September 30,                                  September 30,
                                                   ------------         Percentage                ------------          Percentage
                                                1999         1998         Inc/(Dec)             1999          1998        Inc/(Dec)
                                                ----         ----         --------              ----          ----        --------
Net Revenues:
  Interest Income                               $181         $217          (16.3)%              $557          $645          (13.5)%
  Interest Expense                               106          143          (25.5)                334           429          (22.0)
                                                 ---          ---                                ---           ---
    Net Interest Income                           75           74            1.5                 223           216            3.3
  Travelers Cheque Investment Income              91           88            4.0                 257           248            3.5
  Foreign Exchange Income                         17           30          (43.1)                 50           113          (55.9)
  Commissions, Fees and Other Revenues            78           63           22.7                 237           187           27.2
                                                 ---          ---                                ---           ---
    Total Net Revenues                           261          255            2.5                 767           764            0.4
                                                 ---          ---                                ---           ---
Expenses:
  Human Resources                                 86           83            3.2                 252           236            6.7
  Other Operating Expenses                       159          140           13.3                 446           402           11.1
  Provision for Losses                            12           12            5.4                  47           257          (81.8)
                                                 ---          ---                                ---           ---
    Total Expenses                               257          235            9.4                 745           895          (16.8)
                                                 ---          ---                                ---           ---
Pretax Income/(Loss)                               4           20          (78.7)                 22          (131)             -
Income Tax Benefit                               (34)         (23)          43.7                 (95)         (138)         (31.9)
                                                 ---          ---                                ---           ---
Net Income                                       $38          $43          (13.0)               $117            $7              #
                                                 ===          ===                                ===           ===




                                                                Selected Statistical Information
                                                                --------------------------------
                                                                          (Unaudited)
(Amounts in billions, except percentages)
                                                Three Months Ended                              Nine Months Ended
                                                  September 30,                                   September 30,
                                                  ------------          Percentage                ------------          Percentage
                                                1999         1998         Inc/(Dec)             1999          1998        Inc/(Dec)
                                                ----         ----         --------              ----          ----        --------
American Express Bank:
  Assets Managed / Administered *               $7.7         $5.7           33.6 %              $7.7          $5.7           33.6 %
  Assets of Non-Consolidated Joint
    Ventures                                    $2.4         $2.4           (2.1)               $2.4          $2.4           (2.1)
Travelers Cheque:
  Sales                                         $7.3         $7.5           (1.9)              $18.0         $18.7           (3.8)
  Average Outstanding                           $6.5         $6.4            2.9                $6.2          $6.0            2.5
  Average Investments                           $6.2         $6.1            2.0                $5.9          $5.7            2.2
  Tax equivalent yield                           8.8%         8.8%             -                 8.8%          9.0%             -


#  Denotes variance of more than 100%.
*  Includes assets managed by American Express Financial Advisors.

AMERICAN EXPRESS BANK/TRAVELERS CHEQUE (AEB/TC)

AEB/TC reported net income of $38 million for the third quarter of 1999, compared with $43 million a year ago. AEB/TC reported net income of $117 million compared with $7 million for the nine-month periods ended September 30, 1999 and 1998, respectively. The nine-month period ended September 30, 1998 included a $138 million ($213 million pretax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia. Travelers Cheque results were in line with the prior year. Foreign exchange income declined substantially as currencies in key markets were less volatile. Commissions, fees and other revenues increased reflecting miscellaneous gains, trading activities and revenues from the individual oriented businesses. Operating expenses rose due to costs associated with expanding the consumer business in new markets and realigning business activities in certain countries.


AMERICAN EXPRESS BANK/TRAVELERS CHEQUE (AEB/TC)
LIQUIDITY AND CAPITAL RESOURCES

                                                          Selected Balance Sheet Information
                                                          ----------------------------------
                                                                     (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                 September 30,   December 31,    Percentage    September 30,   Percentage
                                                     1999           1998         Inc/(Dec)         1998        Inc/(Dec)
                                                     ----           ----         --------          ----        --------

Travelers Cheque Investments                         $6.1           $6.3           (2.4)%         $6.5           (5.3)%
Total Loans                                          $5.1           $5.6           (9.5)          $6.1          (16.8)
  Total Nonperforming Loans (millions)               $181           $180            0.6           $239          (24.2)
  Other Nonperforming Assets (millions)               $40            $63          (37.1)           $92          (57.0)
  Reserve for Credit Losses (millions)*              $204           $259          (21.2)          $348          (41.3)
  Loan Loss Reserves as a
    Percentage of Total Loans                         3.5%           3.8%             -            4.6%             -
Total Assets                                        $18.7          $18.5            1.3          $19.2           (2.3)
Deposits                                             $8.1           $8.3           (1.8)          $8.7           (6.4)
Travelers Cheques Outstanding                        $6.4           $5.8            9.3           $6.2            3.3
Total Liabilities                                   $17.8          $17.3            2.7          $18.0           (1.0)
Total Shareholder's Equity (millions)                $956         $1,197          (20.1)        $1,210          (21.0)
Return on Average Assets**                           0.83%          0.23%             -           0.39%             -
Return on Average Common Equity**                    17.7%           4.9%             -            8.1%             -
Risk-Based Capital Ratios:
  Tier 1                                              9.9%           9.8%             -            9.4%             -
  Total                                              12.1%          12.6%             -           12.2%             -
  Leverage Ratio                                      5.5%           5.5%             -            5.6%             -


 *  Allocation:
     Loans                                           $179           $214                          $279
     Other Assets, primarily derivatives               23             43                            66
     Other Liabilities                                  2              2                             3
                                                      ---            ---                           ---
       Total Credit Loss Reserves                    $204           $259                          $348
                                                      ===            ===                           ===

** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


AEB had loans outstanding of $5.1 billion at September 30, 1999, down from $5.6 billion at December 31, 1998 and $6.1 billion at September 30, 1998. The reduction since third quarter 1998 resulted from a $1.1 billion decrease in corporate and correspondent bank loans and a $350 million increase in consumer and private banking loans (before the effect of asset sales and securitizations). Since December 31, 1998, corporate and correspondent bank loans fell by $690 million and consumer and private banking loans rose by $190 million. During the quarter, AEB securitized approximately $44 million of consumer loans in Hong Kong. This is in addition to the securitization of approximately $100 million of such loans during the second quarter of this year.

As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.7 billion to AEB's credit exposures at September 30, 1999 and 1998, compared with $7.6 billion at December 31, 1998. Other nonperforming assets declined primarily due to write-offs related to Indonesia, as anticipated when the provision was recorded in the first quarter of 1998.



                                American Express Bank
                           Exposures By Country and Region
                                    (Unaudited)

 ($ in billions)
                                           Net
                                       Guarantees           9/30/99     12/31/98
                             FX and        and               Total        Total
 Country            Loans  Derivatives Contingents Other*  Exposure**   Exposure**
 -------            -----  ----------- ----------- -----   --------     --------
 Hong Kong           $0.6      -          $0.2      $0.1      $0.8        $1.1
 Indonesia            0.2      -             -       0.1       0.4         0.4
 Singapore            0.4      -           0.1       0.1       0.6         0.6
 Korea                0.2      -             -       0.2       0.4         0.3
 Taiwan               0.3      -           0.1         -       0.4         0.5
 China                  -      -             -         -         -           -
 Japan                  -      -             -         -       0.1         0.1
 Thailand               -      -             -         -         -           -
 Other                  -      -             -       0.1       0.1         0.1
                      ---    ---           ---       ---       ---         ---
  Total Asia/
   Pacific Region**   1.8   $0.1           0.5       0.6       2.9         3.2
                      ---    ---           ---       ---       ---         ---
 Chile                0.2      -             -       0.1       0.3         0.4
 Brazil               0.3      -             -       0.1       0.3         0.4
 Mexico               0.1      -             -         -       0.1         0.1
 Peru                   -      -             -         -         -         0.1
 Argentina            0.1      -             -         -       0.1         0.1
 Other                0.2      -           0.1       0.1       0.4         0.4
                      ---    ---           ---       ---       ---         ---
  Total
   Latin America**    0.8      -           0.1       0.3       1.3         1.4
                      ---    ---           ---       ---       ---         ---
 India                0.3      -           0.1       0.3       0.7         0.8
 Pakistan             0.1      -             -       0.2       0.3         0.2
 Other                0.1      -           0.1       0.1       0.2         0.2
                      ---    ---           ---       ---       ---         ---
  Total
   Subcontinent**     0.4      -           0.2       0.6       1.2         1.2
                      ---    ---           ---       ---       ---         ---
 Egypt                0.3      -             -       0.2       0.6         0.7
 Other                0.2      -           0.1         -       0.2         0.3
                      ---    ---           ---       ---       ---         ---
  Total Middle East
   & Africa*          0.5      -           0.1       0.2       0.8         1.0
                      ---    ---           ---       ---       ---         ---
   Total Europe***    1.4    0.1           0.7       2.4       4.6         4.4

   Total
    North America**   0.2      -           0.2       1.5       1.9         1.9
                      ---    ---           ---       ---      ----        ----
 Total Worldwide**   $5.1   $0.2          $1.8      $5.6     $12.8       $13.2
                      ===    ===           ===       ===      ====        ====

     *  Includes cash, placements and securities.
    **  Individual items may not add to totals due to rounding.
   *** Total exposures at 9/30/99 and 12/31/98 include $15 million and $20 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $43 and $131 million for the three and nine months ended September 30, 1999, compared with net expenses of $42 and $43 million in the same periods last year. The current year nine-month results include a $39 million ($46 million pretax) preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to the Year 2000 issue and business building initiatives. The prior year nine-month results included income of $78 million ($106 million pretax) comprising a $39 million ($60 million pretax) gain from sales of common stock of First Data Corporation and an equivalent Lehman Brothers dividend.

                           PART II. OTHER INFORMATION

                            AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

       On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION; AMERICAN EXPRESS FINANCIAL ADVISORS INC.; IDS LIFE INSURANCE AGENCIES, INC.; IDS LIFE INSURANCE COMPANY; AMERICAN EXPRESS PLAN COMMITTEE; CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 commenced in U.S. District Court, District of Minnesota, Fourth Division.
The sole named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, recission of the financial advisors agreement and declaratory judgment and adding the Employee Benefits Action Committee as a defendant. The defendants filed a motion to dismiss all claims on July 30, 1999. The Company believes it has meritorious defenses to such action and intends to pursue them vigorously.

      The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 15, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On July 30, 1999, the parties jointly submitted a Stipulation of Facts to the Court. On October 14, 1999, the Company filed a Motion for Summary Judgment, and a supporting brief. If the Company's position is sustained, it would receive interest on $198,649,152 of taxes paid for 1987 that should have been deferred to a subsequent period.

       The first matter described above was previously reported in the Company's Form 10-Q for the quarterly period ended June 30, 1999 and the second matter decribed above was previously reported in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

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

            Form 8-K, dated October 25, 1999, Item 5, reporting the Company's earnings for the quarter ended September 30, 1999.

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





                                     AMERICAN EXPRESS COMPANY
                                     ------------------------
                                          (Registrant)





Date: November 12, 1999            By /s/ Richard Karl Goeltz
                                     -------------------------
                                     Richard Karl Goeltz
                                     Vice Chairman and
                                     Chief Financial Officer




Date: November 12, 1999               /s/ Daniel T. Henry
                                     ---------------------
                                     Daniel T. Henry
                                     Senior Vice President and
                                     Comptroller
                                     (Chief Accounting Officer)

                               EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description
     -------                  -----------

     10.1 Amended and Restated American Express Company Supplemental Retirement Plan.

     12     Computation in Support of Ratio of Earnings to Fixed Charges.

     15     Letter re Unaudited Interim Financial Information.

     27     Financial Data Schedule.