Form 10-K
period 1999-12-31
AMERICAN EXPRESS CO
filed 2000-03-29
CIK 4962

                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                      ------------------------------
                                 FORM 10-K
                      ------------------------------

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
                For the Fiscal Year Ended December 31, 1999
                                     OR
          | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                    THE SECURITIES EXCHANGE ACT OF 1934
             For the Transition Period From ________To ________
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
        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                      NAME OF EACH EXCHANGE
        TITLE OF EACH CLASS                            ON WHICH REGISTERED
        -------------------                            -------------------
Common Shares (par value $.60 per Share)              New York Stock Exchange
                                                      Chicago Stock Exchange
                                                      Pacific Stock Exchange

7.00% Cumulative Quarterly Income                     New York Stock Exchange
Preferred Securities, Series I of American
Express Company Capital Trust I (and the guarantee of American Express Company with respect thereto)

      SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                                   --

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. _

     Common shares of the registrant outstanding at March 1, 2000 were 442,737,610. The aggregate market value, as of March 1, 2000, of voting shares held by non-affiliates of the registrant was approximately $59.9 billion.

                    DOCUMENTS INCORPORATED BY REFERENCE
                    -----------------------------------
Parts I, II and IV: Portions of Registrant's 1999 Annual Report to Shareholders
  Part III: Portions of Registrant's Proxy Statement dated March 13, 2000.

                             TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

     PART I                                                             PAGE
     ------                                                             ----
1.   Business
         Travel Related Services   . . . . . . . . . . . . . . . . . . .    1
         American Express Financial Advisors   . . . . . . . . . . . . .   14
         American Express Bank/Travelers Cheque   . . . . . . . . . . . .  22
         Corporate and Other  . . . . . . . . . . . . . . . . . . . . . .  32
         Foreign Operations  . . . . . . . . . . . . . . . . . . . . . .   33
         Important Factors Regarding Forward-Looking Statements     . . .  34
         Segment Information and Classes of Similar Services    . . . . .  37
         Executive Officers of the Company  .  .  . . . . . . . .  . . .   38
         Employees  .  . . . . . . . . . . . . . . . . . . . . . . . . .   41
2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . .   41
3.   Legal Proceedings    . . . . . . . . . . . .  . . . . . . . . . . .   42
4.   Submission of Matters to a Vote of Security Holders   . . . . . . .   44

     PART II
     -------
5.   Market for Company's Common Equity and Related Stockholder Matters    44
6.   Selected Financial Data . . . . . . . . .  . . . . . . . . . . . . .  44
7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operation      . . . . . . . . . . . . . . . . . .   44
7A.  Quantitative and Qualitative Disclosures About Market Risk    . . .   44
8.   Financial Statements and Supplementary Data . .  . . . . . . . . . .  44
9.   Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure   . . . . . . . . . . . . . . . . . . . .  45

    PART III
    --------
10. Directors and Executive Officers of the Company  . . . . . . . . . .   45
11. Executive Compensation     . . . . . . . . . . . . . . . . . . . . .   45
12. Security Ownership of Certain Beneficial Owners and Management . . .   45
13. Certain Relationships and Related Transactions   . . . . . . . . . .   45

    PART IV
    -------
14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K . .   45
    Signatures   . . . . . . . . . . . . . . . . . . . . . . . . . . . .   47
    Index to Financial Statements   . . . . . . . . . . . . . . . . . . . F-1
    Consent of Independent Auditors  . . . . . . . . . . . . . . . . . .  F-2
    Exhibit Index    . . . . . . . . . . . . . . . . . . . . . . . . . .  E-1

                                   PART I
                                   ------

ITEM 1.  BUSINESS

         American Express Company (including its subsidiaries, unless the context indicates otherwise, the "Company") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The Company is primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world.*

         In 1999, as one of its major initiatives, the Company further defined and focused its enterprise-wide Internet strategy on four key objectives: (i) becoming a leading payment provider for online transactions; (ii) delivering exceptional online customer service; (iii) becoming a preferred destination site for existing and new customers; and
(iv) using interactive capabilities to improve significantly the Company's economic performance. Substantial progress was made on these objectives throughout the Company. Internet developments related to the Company's specific businesses are provided in the respective business descriptions below.

                          TRAVEL RELATED SERVICES
                          -----------------------

         American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS") provides a variety of products and services, including, among others, global card network, issuing and processing services, the American Express(R) Card, the Optima(R) Card and other consumer and corporate lending and banking products, stored value products, business expense management products and services, corporate and consumer travel products and services, tax preparation and business planning services, magazine publishing, and merchant transaction processing, point of sale and back office products and services. TRS offers products and services in more than 200 countries. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

         TRS' business as a whole has not experienced significant seasonal fluctuation, although Card-billed business tends to be moderately higher in the fourth quarter than in other quarters.

         TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

-------------------------------------
*Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will," and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements, including the Company's goals referred to herein, are discussed on pages 34-37.

         GLOBAL NETWORK SERVICES
         -----------------------

TRS operates a global general-purpose card network, which performs functions essential to the issuance of cards by network issuers and the acceptance by merchants of those cards. These functions include the operational, service delivery, systems, authorization, clearing and settlement, and marketing infrastructure that supports the network, development of new and innovative products, and the American Express brand. Cards bearing the American Express logo ("Cards") are issued by qualified institutions and are accepted at automated teller machines ("ATMs") and at all merchant locations worldwide that accept the American Express Card.

         TRS is the largest issuer of Cards on the American Express global network. In addition, there are currently 58 arrangements in place with banks and other qualified institutions around the world providing for Card issuance by those entities. Some of these arrangements have been in place for more than 20 years, but the vast majority have been established since 1995. In May 1996, the Company invited banks and other qualified institutions in the United States to begin issuing Cards on the American Express network. In 1997, the Company established a separate internal organization, Global Network Services, to manage its network business, bringing increased focus and resources to this area. Global Network Services showed strong growth in billed business in 1999.

         To date, the only United States issuers on the American Express network are TRS and National Westminster Bank, Plc (a United Kingdom financial institution with no other card issuing activities in the United States). This is the result of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express-branded cards. No banks have been willing to forfeit membership in VISA USA, Inc. and/or MasterCard to issue cards on the American Express network. In a lawsuit filed on October 7, 1998, against VISA USA, Inc. and VISA International Corp. (collectively, "VISA") and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the antitrust laws of the United States. This lawsuit is currently scheduled for trial on June 5, 2000.

         As a network, TRS encounters intense worldwide competition from card systems like VISA, MasterCard, Diners Club, the Discover/NOVUS Network of Morgan Stanley Dean Witter & Co. (U.S. only) and JCB. The principal competitive factors that affect the network business are (i) the number of cards-in-force and extent of spending done with these cards; (ii) the quantity and quality of establishments that accept the cards; (iii) the success of targeted marketing and promotional campaigns; (iv) reputation and brand recognition; (v) the ability to develop and implement innovative systems and technologies; (vi) the ability to develop and implement innovative types of card products and support services for merchants and issuers and acquirers on the network; (vii) success in implementation of strategies to reduce suppression -- when merchants that accept cards encourage a customer to use another card or cash; and (viii) the availability of alternative payment systems.

         CONSUMER CARD SERVICES
         ----------------------

         TRS and its licensees offer individual consumers charge cards such as the American Express(R) Card, the American Express(R) Gold Card, the Platinum Card(R) and the ultra-premium Centurion(SM) Card; revolving credit cards such as the Optima(R) Card, Blue from American Express, the Delta SkyMiles(R) Card, and the American Express(R) Credit Card, among others; and a variety of cards sponsored by and cobranded with other corporations and institutions. Cards are currently issued in over 50 currencies (including cards issued by banks and other qualified institutions) and permit Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept them, and to access cash through automated teller machines at approximately 300,000 locations worldwide.

         Charge Cards, which are marketed in the United States and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans (such as Sign & Travel(R) and the Special Purchase Account(SM)), Charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, subject to cancellation.

         TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. Many of these revolving cards carry the Optima Card brand, but an increasing number, including Blue from American Express and many cards issued outside the United States have different branding. TRS intends to issue more of these non-Optima branded revolving credit products, which will carry the American Express brand.

         American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, issues the Optima Card and Blue from American Express in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with their Sign & Travel Account and Special Purchase Account. The Sign & Travel program gives qualified United States Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Special Purchase Account offers qualified United States Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount. Centurion Bank is also the issuer for certain Charge Cards. In July 1999, American Express Centurion Bank launched Membership B@nking(SM) - an online bank that provides consumers with high-value products, such as free ATM access with rebates on surcharges from other banks, high rates on deposits and the convenience of banking by the Internet, telephone, ATM or mail.

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

         Many TRS Cardmembers, particularly Charge Card holders, are charged an annual fee, which varies based on the type of card, the number of cards for each account, the currency in which the card is denominated and the country of residence of the Cardmember. Most revolving credit cards are offered with no annual fee. Each Cardmember must meet standards and criteria for creditworthiness which are applied through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. The Company uses sophisticated credit models and techniques in its risk management operations.

         Throughout its Card operations, fraud continues to be a concern of TRS. Losses from counterfeit cards have increased in recent years across the credit card industry. The Company continues to take measures to address fraud issues, including investing in new technologies and educating Cardmembers through fraud protection initiatives.

         Cardmembers have access to a variety of special services and programs, depending on the type of Card they have and their country of residence. These include Membership Rewards(R); Global Assist(R) Hotline; Buyer's Assurance Plan; Car Rental Loss and Damage Insurance Plan; Travel Accident Insurance; Purchase Protection Plan; and Return Protection, Fraud Protection, and Best Value and Online Shopping Guarantees. Gold Card members in the United States have access to certain additional services, including a Year-End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and various other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. The Centurion(SM) Card, offered in the United States during 1999 following a launch earlier in the year of its predecessor in the United Kingdom, is an ultra-premium charge card providing highly personalized customer service, and an array of travel, lifestyle and financial benefits (and a smart chip enabling additional functionality in the future in the United Kingdom product). Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express(R) Travelers Cheques 24 hours a day from automated teller machines worldwide. Personal, Gold, Platinum and Centurion Cardmembers receive the Customer Relationship
Statement, which is used to communicate special offers for products and services of both merchants and the Company.

         American Express Credit Corporation, a wholly-owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchase most Charge Card receivables arising from the use of cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates. TRS and Centurion Bank also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

         The Charge Card, ATM and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit); the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected); the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted); the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements); the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions at ATMs). Recently, certain federal privacy-related laws were enacted governing the collection and use of customer information by financial institutions (see page 33). Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. The laws and regulations discussed above have not had, and are not expected to have, a material adverse effect on the Company's Charge Card, ATM and consumer lending businesses either in the United States or on a worldwide basis. Centurion Bank is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions. Changes in such laws and regulations or judicial interpretation thereof could impact the manner in which Centurion Bank conducts its business.

         In 1999, TRS continued to deepen its relationships with core Cardmembers and gained a greater share of the plastic spending of its customers. TRS also renewed its focus on acquiring new Cardmembers. Billed business in the United States grew at double-digit rates in 1999, as Cardmembers increased their use of Cards for everyday spending at supermarkets, drug stores, gas stations and for paying utility bills, road tolls and federal taxes. In addition, new card acquisitions more than doubled, and the number of consumer Charge Cards in the United States increased for the first time in nearly a decade. TRS also selectively expanded the size of credit lines and encouraged Cardmembers to transfer outstanding balances from other card issuers. As a result, TRS significantly increased its lending balances and continued to capture a greater share of industry credit card lending balances.

         In 1999, TRS issued a variety of new card products in the United States. Blue from American Express is the first widely marketed credit card in the United States with an embedded smart chip, designed to provide added security and rewards and to help facilitate purchases using the Internet. Demand for Blue greatly exceeded expectations and caused a backlog of applications. Additional new card products include a credit card exclusively for Costco members, which offers rebates on spending; the Fidelity American Express(R) Gold Card and the Fidelity American Express(R) PLATINUM CARD(R), tied to customers' Fidelity Ultra Service Accounts(R); Platinum Delta SkyMiles Card, a premium extension of the Delta SkyMiles Card; and the ultra-premium Centurion Card.

         Over the past few years, TRS has expanded its MEMBERSHIP REWARDS program to include a broader range of travel rewards and retail merchandise and gourmet gifts. MEMBERSHIP REWARDS is an important part of TRS' strategy to increase Cardmember spending and loyalty. MEMBERSHIP REWARDS is one of the industry's most popular rewards programs with over seven-and-one-half million enrollees worldwide. Enrollees now represent a significant portion of Cardmember spending. TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their MEMBERSHIP REWARDS points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and reward redemption rates, the cost of MEMBERSHIP REWARDS has increased over the past several years and continues to grow. During 1999, TRS changed the MEMBERSHIP REWARDS program in a number of ways, including implementing a new fee structure, adding cash rewards and an option for enrollees to buy points, and offering two new program tiers designed for frequent travelers and those more interested in retail-oriented awards. TRS will continue to seek ways to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

         TRS is continuing to make a significant investment in its card processing system and infrastructure to allow faster introduction and greater customization of products. TRS also is utilizing technology to develop its service capabilities. During 1999, TRS introduced Express Approval(SM), which provides instant decision capability for new account applications on selected products through the American Express Website and by telephone. TRS also continued to deepen customer relationships through successful use of inbound telephone calls to offer additional products and services. Through this channel, Cardmembers have purchased more than one million new products and services.

         TRS encounters substantial and increasingly intense competition worldwide with respect to the Card issuing business. As a Card issuer, TRS competes with financial institutions (such as Citigroup, First USA/Bank One, MBNA, Chase Manhattan, Bank of America and Barclays Bank) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley Dean Witter & Co. affiliate that issues the Discover Card on the Discover/NOVUS Network. TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards due to their limited acceptance.

         Numerous United States banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. However, the issuer of the Discover Card, as well as many issuers of VISA cards and MasterCard cards, generally charge no annual fees.

         Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional interest rates for both card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders. The trend of mergers and consolidations among banking and financial services companies and credit card portfolio acquisitions by major issuers has continued, resulting in some issuers becoming even larger, with greater resources, economies of scale and brand recognition to compete -- and a smaller number of dominant issuers. Use of debit cards for point of sale purchases has continued to increase as many banks have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo. TRS does not currently offer point of sale debit card products in any significant way.

         The principal competitive factors that affect the Card issuing business are (i) the features and the quality of the services and products, including rewards programs provided to Cardmembers; (ii) the number, spending characteristics and credit performance of Cardmembers; (iii) the quantity and quality of the establishments that accept a card; (iv) the cost of cards to Cardmembers; (v) the terms of payment available to Cardmembers; (vi) the number and quality of other payment instruments available to Cardmembers; (vii) the nature and quality of expense management data capture and reporting capability; (viii) the success of targeted marketing and promotional campaigns; (ix) reputation and brand recognition; and (x) the ability of issuers to implement operational and cost efficiencies.

         MERCHANT SERVICES
         -----------------

         Over the past several years, TRS' Establishment Services Group has focused on expanding the TRS network of merchants and increasing merchant acceptance globally, both through employees and third-party sales agents.

         In 1999, TRS strengthened its merchant coverage in the United States in various industries, including warehouse clubs, supermarkets, utilities, health care, and business-to-business. Key signings included Costco, Publix and Winn Dixie supermarkets. The merchant network in the United States can now accommodate more than 95 percent of American Express Cardmembers' general purpose plastic spending. TRS' objective is to achieve merchant coverage wherever Cardmembers want to use the Card. In the United States, TRS acquires merchants through three sales channels: a proprietary sales force, third-party sales agents and telemarketing. Card acceptance by Internet merchants also continued to grow in 1999, with our cards now accepted at 95% of the top 500 E-commerce websites.

         As a merchant processor, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. As a result of TRS' attractive Cardmember base with loyal, high-spending Personal and Corporate Cardmembers, TRS is generally able to charge higher discount rates to participating establishments than its competitors. While many establishments understand this pricing in relation to the value provided, TRS has encountered complaints from some establishments, as well as suppression of the Card's use, and continues to devote significant resources to respond to these issues through better communication of the American Express value proposition and by canceling merchants who suppress usage of the American Express Card.

         TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. In 1999, TRS implemented a new flat fee rate structure which improved satisfaction among merchants that generate less than $5,000 in annual American Express charge volume. During the year, TRS also implemented programs to drive spending in everyday spend categories, which led to increased usage and awareness by Cardmembers. Retail purchases in the United States comprise nearly 50% of consumer Cardmembers' spending on Cards and nearly 40% of overall Cardmember spending.

         TRS also expanded its range of services in 1999 to include Internet initiatives to help merchants that accept Cards more effectively manage their businesses. For example, an E-commerce Resource Center provides merchants with guidance about developing, implementing and establishing a web presence to help grow their businesses. TRS also activated online self-servicing through which merchants may automatically update their account information.

         TRS has also expanded its ATM business in the United States to nearly 9,000 terminals, establishing TRS as the largest off-premise deployer of ATMs in the United States. TRS plans to use these ATMs to deliver a range of services to Cardmembers and merchants.

         Globally, the Company manages both the acquiring relationship with merchants through the American Express network and the Card issuing side of the business. This "closed loop," which distinguishes the American Express network from the bankcard networks, provides a rich source of information at both ends of the Card transaction and enables TRS to provide targeted marketing opportunities for merchants and special offers to Cardmembers through a variety of channels.

         CORPORATE SERVICES, SMALL BUSINESS SERVICES AND TRAVEL
         ------------------------------------------------------

         TRS, through its Corporate Services Group ("CSG") and Small Business Services Group, is a leading provider to large, mid-sized and small businesses of expense management systems and travel services.

         CSG provides Corporate Charge Card expense management services to large and mid-sized companies for travel and entertainment spending. Companies are offered these services through the American Express Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes.

         CSG integrates the Corporate Card and business travel services in the United States and certain foreign countries to meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses.

         In 1999, the Corporate Services business grew, although there were challenging economic conditions in many markets and downward pressure on profit margins that continued throughout the travel industry. The ongoing trend of airline alliances, airline websites permitting travelers to book business directly and airline commission rate reductions resulted in decreased business travel revenue and price increases for travelers, fewer opportunities for data aggregation for corporations and greater pressure on the TRS travel business. TRS continues to modify its business model to address these ongoing industry challenges. TRS is moving away from reliance on commission revenues from suppliers and towards an emphasis on fees from customers by unbundling its array of travel services and pricing them individually. Competitors also continue to increase their focus on the Corporate Card business. For a discussion of competition relating to the Card issuing business, see pages 6 and 7.

         In 1999, the Corporate Services business enhanced its presence in business-to-business E-commerce by launching several new initiatives and strengthening certain existing services. CSG launched American Express @ Work(SM), a corporate desktop portal that provides for online management of Corporate Card and Corporate Purchasing Card programs. TRS also enhanced AXI(R) TRAVEL, an interactive online corporate travel booking system, which now has more than 500,000 registered users and which has expanded into eight countries outside the United States. In addition, CSG further enhanced its interactive business travel booking system through a strategic alliance with GetThere.com to provide a choice of online travel reservation systems to customers.

         TRS also seeks to improve client company management of non-travel and entertainment business expenses through the Corporate Purchasing Card. This product assists large companies in managing indirect spending including traditional purchasing administration expenses. Employees can use the Purchasing Card to order directly from manufacturers and suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. TRS pays the suppliers and submits a single monthly billing statement to the company.

         To expand its capabilities relating to online purchasing, TRS is developing a business-to-business digital marketplace. TRS has also partnered with 10 leading E-commerce firms to provide a faster, more efficient way for customers to purchase office supplies and related products using the Corporate Purchasing Card.

         TRS, through its Small Business Services Group, is also a leading provider of financial and travel services to small businesses (i.e., less than 100 employees and/or sales of $10 million or less). TRS continued to achieve substantial growth in the Small Business Services Group in 1999, with double-digit increases in billed business and cards-in-force, and strong increases in average Cardmember spending. TRS serves the needs of small businesses with a portfolio of charge and credit card products. In addition, TRS offers its customers an Everyday Savings program which includes specifically negotiated rates on services such as car rental, gasoline, hotel and office services. TRS also maintains, as part of AmericanExpress.com, the American Express Small Business Exchange Website, through which it provides small business owners with relevant information, expert advice and customer servicing applications.

         A key strategy for TRS is the creation of products to meet better the credit needs of small business owners. Equipment financing is a key lending category for small business owners. In February 1999, TRS purchased Rockford Industries (now American Express Business Finance Corporation), a firm that provides point-of-purchase equipment financing and lending. TRS' small business lending portfolio more than doubled during the year. TRS also entered into Internet-based services through a marketing arrangement with Doublebill to help create BigVine.com, an Internet barter site for small businesses, and a sponsorship agreement with Netscape that will bring American Express financial services to small businesses through Netscape's Small Business Channel.

         American Express Tax and Business Services Inc. ("TBS"), a part of the Small Business Services Group, is an accounting and business advisory firm for small and mid-sized companies. TBS provides a wide range of services, including tax planning and accounting, litigation support, small business advisory services and business technology consulting as well as other business consulting services. In addition, TBS has expertise in a variety of industries, including health care, real estate, manufacturing and distribution, among others. TBS has more than 70 offices in 18 states with approximately 2,800 employees. It continued to acquire accounting firms in 1999.

         TRS provides a wide variety of travel services to customers traveling for business and personal purposes and is one of the leading business travel providers worldwide. Travel services include trip planning, reservations, ticketing and other incidental services. In addition, for business travel accounts, TRS provides corporate travel policy consultation and management information systems, and group and incentive travel services. TRS receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, fees for reservations and ticketing and management and transaction fees from certain business travel accounts.

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

         Airlines have continued efforts to reduce their distribution expenses, including travel agency commissions, through techniques such as caps on commission fees and decreases in base commission rates. This has caused some independent agencies to go out of business and forced others to seek consolidation opportunities. TRS has accelerated its efforts to rely less on commissions by establishing more service fee-based client relationships. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines with respect to computer reservation systems and compensation and pricing arrangements. It is also expected that travel agencies will continue to look for expense reduction opportunities. Customers may increasingly seek alternative channels to make travel arrangements, such as online vendors or airline services that require booking directly with the airlines.

         TRS INTERNATIONAL
         -----------------

         The TRS International Group continues to focus on expanding its proprietary card business and network alliances in key markets, expanding the network of merchants that accept American Express Cards, leveraging opportunities for growth in Corporate Card, Corporate Travel and in other areas of Corporate Services and re-engineering its business to improve key processes and reduce costs. This business was strengthened in 1999 through new product introductions, increased global network agreements and expanded merchant coverage.

         In 1999, TRS International had strong increases in total cards-in-force, billed business and lending balances. At the same time, economic uncertainty in certain major markets around the world dampened results. Short- and long-term reengineering initiatives remain underway to better align the TRS International operations for growth. TRS also increased its international merchant coverage in 1999, which network now accommodates 86 percent of Cardmembers' general purpose plastic spending, up from 83 percent a year ago. However, suppression continues to be a problem, particularly in Europe and Asia.

         In 1999, TRS continued to bolster its proprietary business through the launch of numerous new proprietary, cobranded charge and revolving credit cards and new affinity cards in a number of markets outside the United States. These included the Centurion Card in the United Kingdom;
the Platinum Card in Puerto Rico, Thailand, Argentina, Brazil, Taiwan, Singapore, Malaysia and Spain (more than doubling the international
Platinum Card customer base over the past two years); revolving Gold cards in Hong Kong, Singapore and Australia; a Blue Card in the Netherlands; the cobranded Manulife One American Express Gold Card in Canada; the cobranded Suncorp Metway American Express Card in Australia; a cobranded card agreement with Alitalia in Italy; an agreement to issue a cobranded credit card with Costco in Canada; new affinity cards, including Certified Practising Accountants (CPAs) in Australia and A.S. Roma,

Rome's soccer team; and new distribution agreements, including
Dresdner Bank in Germany and BankBoston in Argentina.

         TRS International continued to pursue alliances through joint ventures or other agreements with qualified institutions that issue cards with an American Express logo. These cards are accepted worldwide on the American Express merchant network. In 1999, TRS established new network arrangements and launched a wide variety of payment products with new and existing alliances - DnB Bedriftskort in Norway; Development Bank of Singapore in Singapore; Hong Kong Shanghai Bank in Brazil; Bank Hapoalim in Israel; Credit Saison in Japan; Banco Comercial Portugues in Portugal; and Saudi Arabian Investment Bank in Saudi Arabia, among others. As of December 31, 1999, TRS had established 58 arrangements in over 60 countries and launched 38 new products through these alliances. TRS expects to continue establishing similar types of arrangements outside the United States, while at the same time deepening its existing relationships. For a discussion of competition relating to TRS International, see page 6.

         TRS International also strengthened its corporate travel business in 1999, although this sector remains highly competitive. International travel sales were up during the year, aided by the 1998 acquisition of Havas Voyages SA, the largest travel agency in France. In 1998, TRS also established a joint venture with BBL Travel in Belgium and Luxembourg. These acquisitions bolster TRS' position in the global travel business, provide a platform for Corporate Card sales and further increase the importance of TRS' customer base with key travel suppliers. This is important in the current travel agency business, both internationally and domestically, with ongoing pressure to reduce commissions by major airlines and other suppliers.

         TRS International also provides currency exchange and foreign payment services to consumers in American Express Travel Offices, dedicated bureaus, airports and other locations. In 1999, the Foreign Exchange
Services Group expanded its International Payments business, which offers to small businesses and banking customers an Internet-based service for making payments to foreign suppliers. Foreign Exchange Services also enlarged its global retail brand presence in partnership with local institutions by establishing joint ventures in India and Singapore and license arrangements in South Africa, Thailand, Turkey and the United States.

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         American Express Relationship Services ("AERS") sells products and services which address some of the information, access, security, financial and telecommunications needs of American Express customers. Services offered for a fee to Cardmembers include travel, health and credit insurance products, credit card registry, credit bureau monitoring and telecommunication services. Additional services included VIP Subscriptions for magazines; CreditAware(R), offering a credit bureau profile service; and Family Shield, providing accidental death insurance coverage. AERS also markets education loans to students and parents through more than 450 colleges and universities. AERS has discontinued its Merchandise Services business.

         AERS is also developing new stored-value products. In 1999, AERS expanded its Electronic Gift Card business, adding new customers such as Barnes & Noble and Eddie Bauer. It also relaunched the "Be My Guest(R)" restaurant gift program offering a magnetic stripe card used to give the gift of dining at restaurants.

         AERS is also responsible for three enterprise-wide utilities, including interactive, smart cards and customer information management. The group is developing the Company's enterprise-wide interactive strategy with a focus on providing Internet and interactive capabilities to meet customers' needs. This has been and is expected to be an increasingly important part of the Company's business in the future (see page 1 above). Over the last several years, TRS has made numerous minority investments in Internet firms, which typically also include a marketing arrangement with such companies. In 1999, AERS made 12 new investments in Web-based ventures including, among others, Netcentives, a provider of online marketing technology that helps drive customer loyalty and Qpass, which facilitates online purchases of digital content and services such as news articles and music.

         Nearly 1.6 million Cardmembers are registered with American Express Online Services; this figure has recently grown at an average rate of nearly 70,000 users monthly. This service enables Cardmembers to review and pay their American Express bills electronically, view their MEMBERSHIP REWARDS(R) accounts and conduct various other functions quickly and securely online. In addition, during 1999, the Company redesigned its Website and launched "My American Express," enabling customers to tailor the site to their needs; established online hubs to provide integrated financial, travel and entertainment services to customers; and made progress in developing additional interactive utilities, such as a common framework for Website design, to facilitate implementation of new Internet initiatives across its businesses in a more timely and cost effective manner.

         AERS is also developing global strategies for smart cards and customer information management. Smart cards are cards with computer chips that can store and process data. During the year, AERS announced the licensing of its patent-pending smart card multiple application framework to more than a dozen industry leaders. The framework promotes interoperability among a wide range of smart card applications and supports many smart card platforms. AERS also announced the formation of the Interoperability Consortium, an independent and open body that will govern the multiple application framework standard. AERS will continue to focus on the fast-changing electronic commerce, smart card and information management arenas and seek to craft solid strategies for the Company.

         TRS also publishes lifestyle magazines such as Travel &
Leisure(R), T&L Golf, Food & Wine(R), Departures(TM) and B. Smith Style; travel resources such as SkyGuide(R); and business resources such as the American Express Appointment Book and Fortune Small Business magazine.

                    AMERICAN EXPRESS FINANCIAL ADVISORS
                    -----------------------------------

         American Express Financial Corporation ("AEFC") provides a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. AEFC's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 1999 American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, maintained a nationwide financial planning field force of over 11,000 persons.

         In November 1999, AXP Advisors began using the shortened name "American Express" in its marketing material to establish a stronger brand identity for the Company in financial services. See page 32 for a more general discussion of the American Express brand.

         DISTRIBUTION OF PRODUCTS AND SERVICES
         -------------------------------------

         AXP Advisors has three primary financial service distribution channels: retail, consisting of financial advisors and direct access (online, telephone and mail), institutional and third party.

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

         During 1999, AXP Advisors began to implement plans to provide advisors choices in how they fit into the organization, with various levels of service, compensation and branding. This includes providing options to the current American Express-branded advisor network, which differ in the level of service and payout rate offered. Advisors are able to choose a salaried employee advisor network with a high level of service and a lower payout rate; a branded advisor network, structured as a franchise system, in which advisors get a higher payout rate and can purchase the services they prefer; or an affiliated but unbranded broker-dealer network with a yet higher payout. The unbranded network is Securities America, Inc., a broker-dealer owned by AEFC servicing approximately 1,100 financial advisors and a distributor of mutual funds, annuities and insurance products. National roll-out of this plan commenced in March 2000. Approximately 35 percent of AXP Advisors' financial advisors have chosen to be American Express employees and about
65 percent have chosen to be American Express-branded franchisees. Later in 2000 advisors will also be able to choose the unbranded network.

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

         Consistent with the Company's goal of promoting cross selling across all of its units, AXP Advisors has increased its sales to customers from other American Express businesses. In 1999, American Express Cardmembers accounted for nearly one-third of all new clients of AXP Advisors' financial advisors, and substantial investment certificate sales were made to American Express Bank Ltd.'s foreign customers. Further cross selling will be sought through AXP Advisors' office in Japan, which currently offers financial products and services to TRS' Cardmembers in Japan, and which plans to offer financial products to non-Cardmembers later in 2000.

         AXP Advisors recently has taken further steps to integrate its direct retail distribution channel with the advisor channel. In late 1999, AXP Advisors relaunched its online brokerage business (American Express Brokerage), which, among other services, allows clients to purchase and sell securities online, in some cases with no trading commissions, obtain research and information about a wide variety of securities, use asset allocation and financial planning tools, contact an advisor, as well as have access to more than 2,000 proprietary and non-proprietary mutual funds. In addition, AXP Advisors, in an arrangement with Microsoft, provides extensive content for the MSN MoneyCentral personal finance Website. The site provides varied financial planning information and links to AXP Advisors' homepage and online brokerage site as part of AmericanExpress.com. AXP Advisors' strategy is for clients to have the choice of when, where and how they work with AXP Advisors.

         During the year, American Express Asset Management Group Inc. ("AEAMG"), an affiliate of AXP Advisors, continued to expand its institutional business, which includes separate account asset management services for corporate, public and union retirement funds. AXP Advisors also continued to add clients to its Investing at Work program. This is a program for employees who want to save after-tax funds for financial goals beyond their company retirement savings plan. This program currently serves employees at approximately 16 companies.

         In addition to the retail and institutional distribution channels, AXP Advisors has a third-party channel that distributes proprietary investment, insurance and annuities products through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. Although AXP Advisors has expanded its network of third-party distributors and the range of products offered through them, third-party sales efforts have lagged behind expectations.

         The move to multiple distribution channels has implications for how AXP Advisors services its clients. In order to provide clients with a more integrated service, it will be necessary to build the capability to recognize and service the client's entire relationship with AXP Advisors, regardless of which channel or channels they have used. This will require, among other things, continued investment in both technology infrastructure and the service organization. In addition, the distribution of proprietary products outside of the traditional advisor channel will require, among other things, that the organization continues to modify its product systems so they can interface according to industry standards with distributors outside of AXP Advisors.

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

         AXP Advisors has experienced, and believes it will continue to be subject to, increased regulatory oversight of the securities and commodities industries at all levels. Among other powers, the SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees. In addition, individual investors can bring complaints against AXP Advisors. AXP Advisors also believes it is one of the first financial institutions to structure itself as a franchise system. As such, AXP Advisors is subject to Federal Trade Commission and state franchise requirements.

         Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFC competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger and more global than AEFC, and the continuing trend towards consolidation and globalization in the financial services industry may increase the number of these stronger competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition in many of AEFC's markets. The ability of certain financial institutions to offer, and the dramatically increased usage by investors of, online investment and information services has also affected the competitive landscape over the past couple of years. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AXP Advisors' financial advisors. AEFC anticipates that competition in this industry will increase as a result of the enactment in 1999 of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("Gramm-Leach-Bliley Act"), which permits banks, insurance companies and securities firms to combine and offer a broad range of permissible financial services. See page 33 for a discussion of privacy-related issues under this law.

         AEFC's business does not, as a whole, experience significant seasonal fluctuations.

         INSURANCE AND ANNUITIES
         -----------------------

         AEFC's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 1999 of $64 billion (under generally accepted accounting principles). IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers and others who reside in states other than New York.

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

         IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any upward movement in a broad-based stock market index. IDS Life also offers a variable annuity, the American Express Retirement Advisor Variable Annuity(SM), in which the purchaser may choose between mutual funds with portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account" as the underlying investment vehicle. Over the past five years, IDS Life's variable annuity sales have had an increasing impact on total annuity sales.

         IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the

New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of fixed and variable life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see Legal Proceedings on page 42). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of variable annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of sex, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon AEFC's insurance subsidiaries.

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

         The insurance and annuity business is highly competitive, and IDS Life's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include the interest rates credited to products, the charges deducted from the cash values of such products, the financial strength of the organization and the services provided to policyholders.

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

         IDSC is the largest issuer of face-amount certificates in the United States. At December 31, 1999, it had approximately $3.8 billion in assets. IDSC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

         MUTUAL FUNDS
         ------------

         AXP Advisors offers a variety of mutual funds, for which it acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The American
Express(R) Funds consist of 44 retail mutual funds, with varied investment objectives and includes, for example, money market, tax-exempt, bond and stock funds. The American Express Funds, with combined net assets at December 31, 1999 of $101 billion, was the 17th largest mutual fund family in the United States and, excluding money market funds, was the 10th largest. The uneven performance in the global financial markets in 1999 affected the results of many of the American Express Funds, and investment results for the year were mixed. However, their overall mutual fund performance improved from the prior year. Approximately three-quarters of American Express Funds finished in the first or second quartile of their peer groups for 1999, and all United States taxable fixed income funds outperformed their peer group benchmarks.

         For most funds, shares are sold in three classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is 5.75 percent of the offering price with reduced sales charges for larger purchases. The sales charge may be waived for certain purchases, including those made through an investment product sponsored by AXP Advisors or another authorized financial intermediary. Class B shares are sold with a rear load. The maximum sales charge is five percent declining to no charge for shares held over six years. Class Y shares are sold to institutional clients with no load. In 1999, American Express Funds introduced five index funds, which are sold in two no-load classes. Class D shares are sold for a 0.25% cost for distribution services but without a sales charge through an investment product sponsored by AXP Advisors or another authorized financial institution. Class E shares are sold without a sales or distribution fee through American Express brokerage accounts and qualifying institutional accounts.

         Fifteen of the American Express Funds are structured as feeder funds investing in the Preferred Master Trust Group, a group of 15 master funds, advised by AEFC. A second family of 15 funds, the no-load Strategist Funds, also invests in the Preferred Master Trust Group. These funds are no longer available for sale except to existing investors. This feeder structure provides for potential development of additional channels of distribution.

         In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Recent growth trends in the market, including the increasing sales of mutual funds to retail investors, have expanded the number of competitors in the industry. Some competitors are larger, more diversified and offer a greater number of products, and may have an advantage in their ability to attract and retain customers on the basis of one-stop shopping. The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, investment performance, the variety of products and services offered, the convenience to the investor and general market conditions. The funds compete with other investment products, including funds that have no sales charge (i.e., "no load" funds) and funds distributed through independent brokerage firms.

         AXP Advisors, through a subsidiary that has been registered as a broker-dealer in Japan, began offering mutual funds to individual Japanese investors in March 1999 through American Express Financial Advisors Japan Inc. ("AEFAJ"). AEFAJ is also planning to introduce financial planning services in this market.

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         AEAMG, a subsidiary of AEFC, is an SEC registered investment advisor that provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients").

AEAMG, through the Portfolio Management Group (an operating division of AXP Advisors), also offers discretionary investment management services to wealthy individuals and small institutions with account sizes between $1 million and $10 million. AEAMG also owns a majority interest in Kenwood Capital Management LLC, which provides investment management services to investment companies, corporations, trusts, estates, charitable organizations and tax qualified pension and profit sharing plans. It employs an active investment strategy that is based on a disciplined approach to stock selection and portfolio risk management, and seeks to achieve consistent excess returns relative to passive index benchmarks for small- and mid-cap segments of the United States Equity Market.

         Advisory Capital Partners LLC ("ACP"), a majority owned subsidiary of Advisory Capital Strategies Group Inc., which, in turn, is a wholly-owned subsidiary of AEAMG, is registered with the Commodity Futures Trading Commission ("CFTC") as a Commodity Pool Operator. ACP acts as the general partner to two partnerships seeking superior capital appreciation, which are offered privately to qualified, eligible participants and which employ various investment strategies, including among other things, the use of leverage, short selling of securities and investment in options, futures and other derivative instruments. For these partnerships, AEAMG acts as the investment manager. AEAMG and Advisory Alpha Partners L.P., a registered Commodity Pool Operator with the CFTC, jointly provide investment management and advisory services to certain private investment vehicles organized offshore.

         AEAMG also serves as a sub-advisor to American Express Asset Management Ltd. in providing investment advice with respect to the United States Equity Fund Portfolio for the

American Express Asset Management Pooled Funds, which is an open-end unit trust under Canadian tax law. AEAMG also provides investment management services as collateral manager for various special purpose entities that issue their own securities which are collateralized by a pool of assets, e.g., collateralized bond obligations.

         At December 31, 1999, AEAMG managed securities portfolios totaling $20.6 billion for 443 accounts.

         International or global investment management is offered to United States-based institutional clients by American Express Asset Management International Inc. ("AEAMI"), a United States company with offices in Hong Kong, London and Singapore, and to non-United States based institutional clients by American Express Asset Management Ltd. ("AEAML"), a United Kingdom company with offices in Hong Kong, London and Singapore. International institutional investment management services are also provided, primarily on a sub-advisor basis for the clients of AEAMI and AEAML, by American Express Asset Management International (Japan) Ltd. ("AEAMIJ"), which has offices in Tokyo. AEAMIJ also plans to offer investment management services to Japanese institutional investors in 2000. At December 31, 1999, AEAMI managed securities portfolios totaling $12.3 billion for 24 accounts; and AEAML managed securities portfolios totaling $3.3 billion for 26 accounts. AEAMI and AEAML are wholly-owned subsidiaries of AEFC. AEAMIJ managed $83 million for a mutual fund sponsored by American Express Bank. AEAMIJ is a Japanese corporation that is a wholly-owned subsidiary of AEAMG.

         The institutional investment management business is highly competitive, and AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance and client service.

         AXP Advisors sponsors four wrap programs marketed through financial advisors, marketing employees and third-party referrals. American Express Wealth Management Service is a professionally managed discretionary wrap account of individual securities. American Express Strategic Portfolio Service and American Express Strategic Portfolio Service Advantage are non-discretionary mutual fund wrap programs built around asset allocation strategies. American Express Diversified Portfolio Service is a non-discretionary multi-product wrap program offering mutual funds, stocks and bonds. At December 31, 1999, assets in wrap programs offered by AXP Advisors totaled $13.5 billion for approximately 85,300 accounts. American Express Wealth Management Service, American Express Strategic Portfolio Service, American Express Strategic Portfolio Service Advantage and American Express Diversified Portfolio Service are operating divisions of AXP Advisors.

         American Express Trust Company ("AETC") provides trustee, custodial, record keeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. Enhancements to the 401(k) services now allow clients to check balances and initiate transfers online. AETC is trustee of over 416 benefit plans which represent approximately $28.7 billion in assets and 1,020,000 participants. AETC has assets under custody in excess of $144.4 billion and provides non-trusteed investment management of assets in excess of $1.9 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division). AETC, through its personal trust division, also offers trust services to individuals and organizations. To facilitate expansion of the personal trust business, AEFC filed an application with the Office of Thrift Supervision ("OTS") to establish a federal savings bank. If its application is approved, the new federal savings bank will become subject to regulation by the OTS.

         AXP Advisors distributes real estate investment trusts sponsored by other companies. AXP Advisors also distributes, from time to time, managed futures limited partnerships in which an AEFC subsidiary is a co-general partner. Serving as distributor and co-general partner of such limited partnerships subjects AXP Advisors and its affiliated co-general partner to regulation by the Commodity Futures Trading Commission.

         In 1999, AEFC continued to expand its securities brokerage services. American Enterprise Investment Services Inc. ("AEIS"), a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 401,000 retail and institutional clients of AXP Advisors. AEIS holds over $16.8 billion in assets for clients. AEIS is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

         AEFC and American Express Bank Ltd. operate a jointly owned subsidiary, American Express International Deposit Company ("AEIDC"), in the Cayman Islands to accept deposits from foreign clients of American Express Bank Ltd. AEIDC is not regulated as a bank in the Cayman Islands.

         AEFC and its subsidiaries continue to develop new products and modify existing products for distribution through various distribution channels.

                   AMERICAN EXPRESS BANK/TRAVELERS CHEQUE
                   --------------------------------------

         Management of the Company's Travelers Cheque unit reports to the Chief Executive Officer of American Express Bank Ltd., the head of the Company's international banking business. Accordingly, the Company's Travelers Cheque operations is reported in the same operating segment as American Express Bank Ltd. The financial and other information reported in the following section under American Express Bank relates only to such bank's business, and the information under the caption Travelers Cheque includes only information related to the Travelers Cheque business.

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

         AEB's five primary business lines are corporate banking, correspondent banking, private banking, personal financial services and global trading. Corporate banking is provided to corporations principally in emerging markets and includes trade finance and working capital loans. Correspondent banking serves leading local banks primarily in emerging markets and includes transaction payments and a wide range of trade finance products such as letters of credit and payment guarantees, collections, check clearing and bankers' acceptances. Private banking focuses on wealthy individuals by providing such customers with investment management, trust and estate planning, deposit instruments and secured lending. Personal financial services ("PFS") provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, and mutual fund and life insurance products. Through global trading, AEB provides treasury and capital market products and services, including foreign exchange, foreign exchange options, derivatives and trading, with a focus on emerging markets.

         In 1999, AEB continued to shift its business focus from corporations to individuals, further developing private banking and personal financial services. These businesses are expected to be the long-term focus for AEB, due in part to the fact that marketing to their individual client bases is consistent with the overall cross-selling strategy of the Company. In 1999, private banking realized significant growth, with client holdings increasing 26 percent to a total of $9 billion, and client volumes in PFS increased 15 percent. Due in part to this change in emphasis, AEB reduced its commercial loan portfolio and geographic concentration of credit risk. At year-end, loans outstanding worldwide were approximately $5.1 billion, down from $5.6 billion at December 31, 1998.

         During the year, AEB launched a number of new products. AEB's World Express Fund, a globally diversified mutual fund family, was introduced in France, Germany, Italy and the United Kingdom. Direct sales of this product, however, have been below expectations, and AEB intends to put greater emphasis on sales through third parties such as banks and financial advisors. AEB also launched mobile phone banking in Hong Kong and Indonesia, and added an online mortgage service in Hong Kong.

         AEB also continued to work more closely with other parts of the Company to cross-sell products and build deeper relationships with customers. The number of Cardmembers who have PFS relationships increased during the year, and the Bank marketed its Private Banking services to a highly targeted group of Cardmembers outside the United States. In addition, AXP Advisors has contracted with AEB to manage most of AEB's Worldfolio and Epic mutual funds. AEB has contracted with IDSC to market IDSC's investment certificates, and operates a joint venture with AEFC in the Cayman Islands to accept deposits. In 1999, AEB increased client holdings in these deposits. TRS makes Platinum Cards available to AEB's private banking clients. In addition,

AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in France, Germany, Greece, Hong Kong, Singapore, Taiwan, India and the United Kingdom. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-Cardmembers in France, Germany, Greece, Hong Kong, Indonesia, Singapore, Taiwan and the United Kingdom.

         In 1994, AEB entered into a 10-year contract with Electronic Data Systems Corporation ("EDS") for the outsourcing of AEB's global systems support and development and data processing functions. In 1999, AEB entered into an Amended and Restated Agreement with EDS, for a term of ten years, for data center processing and related activities. The responsibility for global systems support and development was insourced to the Company.

         AEB has a global network with offices in 40 countries. Its worldwide headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida and a facility office in San Francisco, California. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami.

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

         AEB's 1999 total assets of $11.4 billion decreased from $11.6 billion in 1998. Liquid assets consisting of cash and deposits with banks, trading account assets and investments, were $5.2 billion at December 31, 1999 and $4.9 billion at December 31, 1998.


         The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 1999
(dollars in millions):

                                                                                        1999           1998        1997
                                                                                        ----           ----        ----
Net financial revenues                                                                  $621           $620        $637
Non-interest expenses                                                                    594            756         487
Net income (loss)                                                                         22            (84)         82
------------------------------------------------------------------------------ -------------- -------------- -----------
Cash and deposits with banks                                                           2,533          2,303       2,150
Investments                                                                            2,469          2,553       2,265
Loans, net                                                                             4,928          5,404       6,062
Total assets                                                                          11,390         11,576      12,868
------------------------------------------------------------------------------ -------------- -------------- -----------
Customers' deposits                                                                    8,343          8,288       8,547
Shareholder's equity                                                                     691            743         830
------------------------------------------------------------------------------ -------------- -------------- -----------
Return on average assets (a)                                                            .19%        (0.70)%       0.64%
Return on average common equity (a)                                                    3.52%       (13.31)%      10.83%
------------------------------------------------------------------------------ -------------- -------------- -----------
Reserve for loan losses/total loans                                                    3.30%          3.83%       2.11%
Total loans/deposits from customers                                                   61.10%         67.80%      72.45%
Average common equity/average assets (a)                                               5.39%          5.16%       5.61%
Risk-based capital ratios:
  Tier 1                                                                                9.9%           9.8%        8.8%
  Total                                                                                12.0%          12.6%       12.3%
Leverage ratio                                                                          5.6%           5.5%        5.3%
------------------------------------------------------------------------------ -------------- -------------- -----------
Average interest rates earned:  (b)
  Loans (c)                                                                            7.94%          8.56%       8.59%
  Investments (d)                                                                      7.60%          7.62%       8.22%
  Deposits with banks                                                                  5.68%          6.21%       7.07%
------------------------------------------------------------------------------ -------------- -------------- -----------
Total interest-earning assets (d)                                                      7.40%          7.90%       8.18%
------------------------------------------------------------------------------ -------------- -------------- -----------
Average interest rates paid:  (b)
  Deposits from customers                                                              5.30%          5.79%       6.04%
  Borrowed funds, including long-term debt                                             6.11%          6.17%       6.98%
------------------------------------------------------------------------------ -------------- -------------- -----------
Total interest-bearing liabilities                                                     5.30%          5.84%       6.16%
------------------------------------------------------------------------------ -------------- -------------- -----------
Net interest income/total average interest-earning assets (d)                          2.92%          2.72%       2.91%
------------------------------------------------------------------------------ -------------- -------------- -----------

(a)  Calculated excluding the effect of SFAS No. 115.
(b) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.
(c) Interest rates have been calculated based upon average total loans, including those on non-performing status.
(d)  On a tax equivalent basis.


         The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended
December 31, 1999 (millions):

BY GEOGRAPHICAL REGION (a)                          1999           1998           1997            1996           1995
--------------------------                          ----           ----           ----            ----           -----
Asia/Pacific                                      $1,698         $2,143         $2,789          $2,543         $2,151
Europe                                             1,414          1,021          1,055             821            876
Indian Subcontinent                                  449            517            629             833            970
Latin America                                        824          1,107          1,082             916            617
North America                                        255            210             51              67             76
Middle East                                          346            544            482             580            614
Africa                                               111             77            105             117            124
                                                  ------         ------         ------          ------         -------
TOTAL                                             $5,097         $5,619         $6,193          $5,877         $5,428
                                                  ======         ======         ======          ======         =======

                                                     1999
                                     ------------------------------------
                                                   DUE AFTER      DUE
                                      DUE          1 YEAR         AFTER 5
                                      WITHIN 1     THROUGH 5      YEARS
BY TYPE AND MATURITY                  YEAR         YEARS (b)      (b)         1999       1998        1997       1996       1995
--------------------                 --------      ---------      -------     ----       ----        ----       ----       ----
Consumer and private
   banking loans:
Loans secured by
    real estate                       $    7           $  -       $248      $  255     $  213      $  146     $   37     $   40
Installment, revolving
    credit and other                   1,522            114          1       1,637      1,429       1,231      1,090      1,167
                                      ------          -----       ----      ------     ------      ------     ------     ------
                                       1,529            114        249       1,892      1,642       1,377      1,127      1,207
                                      ======          =====       ====      ======     ======      ======     ======     ======
Commercial loans:
Loans secured by
    real estate                          132              9          -         141        302         347        386        461
Loans to businesses (c)                1,247            231         30       1,508      1,997       2,479      2,415      2,364
Loans to banks and other
     financial institutions            1,347            128          -       1,475      1,595       1,926      1,860      1,240
Loans to governments and
     official institutions                31              2          4          37         46          41         64         60
Equipment Financing                        -              -          -           -          -           -          1         43
All other loans                           41              2          1          44         37          23         24         53
                                      ------          -----       ----      ------     ------      ------     ------     ------
                                       2,798            372         35       3,205      3,977       4,816      4,750      4,221
                                      ------          -----       ----      ------     ------      ------     ------     ------
TOTAL                                 $4,327           $486       $284      $5,097     $5,619      $6,193     $5,877     $5,428
                                      ======          =====       ====      ======     ======      ======     ======     =======

(a)  Based primarily on the domicile of the borrower.
(b)  Loans due after one year at fixed (predetermined) interest rates totaled
     $131 million, while those at floating (adjustable) interest rates totaled $639 million.
(c) Business loans, which accounted for approximately 30 percent of the portfolio as of December 31, 1999, were distributed over 26 commercial and industrial categories.

         The following tables present information about AEB's impaired loans. AEB defines an impaired loan as any loan (other than certain consumer loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations (i.e., non-performing loans).

(in millions:  December 31,)                                           1999       1998        1997       1996        1995
                                                                       ----       ----        ----       ----        ----
Consumer loans                                                         $  -       $  1         $ 1        $ 1         $ 3
Real estate loans--commercial                                             7          9           9          5           1
Loans to businesses                                                     149        151          34         29          20
Loans to banks and other financial institutions                          12         19           3          -           8
Loans to governments and official institutions                            -          -           -          -           1
Equipment financing                                                       -          -           -          -           1
                                                                       ----       ----         ---        ---         ----
TOTAL                                                                  $168       $180         $47        $35         $34
                                                                       ====       ====         ===        ===         ====


                                                                             December 31,
                                                                             ------------
(in millions)                                                               1999        1998
                                                                            ----        ----
Recorded investment in impaired loans
      not requiring an allowance (a)                                        $ 11        $  3
Recorded investment in impaired loans
      requiring an allowance                                                $157        $177
                                                                            ----        ----
Total recorded investment in impaired loans                                 $168        $180
                                                                            ====        ====
Credit reserves for impaired loans                                          $ 62        $ 95
                                                                            ====        ====


                                                                            December 31,
                                                               -------------------------------------
(in millions)                                                      1999         1998         1997
                                                                   ----         ----         ----
Average recorded investment in impaired loans                     $ 200        $ 176         $ 58
Interest income recognized on a cash basis                            5            2            3

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

         In addition to the above, AEB had other non-performing assets totaling $37 million at December 31, 1999, $63 million at December 31, 1998 and $11 million at December 31, 1997. The 1999 and 1998 balances primarily represent matured foreign exchange and derivative contracts, while the 1997 amount represents balances transferred from non-performing loans as a result of foreclosures. The decrease from 1998 to 1999 primarily reflects previously reserved write-offs.


         The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended
December 31, 1999 (dollars in millions):

                                                 1999          1998            1997          1996            1995
                                             ---------    ----------    ------------    ----------    -----------
Reserve for credit losses -
     January 1,                                  $259          $137            $117          $111            $109
Provision for credit losses (a)                    29           238              20            23               7
Translation and other                               1            (4)             (2)           (1)              -
                                             ---------    ----------    ------------    ----------    -----------
     Subtotal                                     289           371             135           133             116
                                             ---------    ----------    ------------    ----------    -----------
Writeoffs:
   Consumer loans                                  25            19              13            13               9
   Real estate loans-commercial                     1             3               -             2               -
   Loans to businesses (b)                         50            72              17             7               3
   Loans to banks and other
        financial institutions                     14             2               -             1               1
   Loans to governments and
        official institutions                       -             -               -             -               1
   Foreign exchange and
        derivative contracts (c)                   20            28               -             -               -
   Equipment financing                              -             -               -             -               1
Recoveries:
   Consumer loans                                  (7)            -             (11)           (3)             (1)
   Loans to businesses                             (3)           (5)             (3)           (2)             (5)
   Loans to banks and other
        financial institutions                      -             -               -            (1)             (3)
   Loans to governments and
        official institutions (d)                   -             -             (18)           (1)              -
   Equipment financing                              -             -               -             -              (1)
   All other loans                                  -            (7)              -             -               -
                                             ---------    ----------    ------------    ----------    -----------
        Net write-offs (recoveries)               100           112              (2)           16               5
                                             ---------    ----------    ------------    ----------    -----------
Reserve for credit losses
     December 31, (e)                            $189          $259            $137          $117            $111
                                             =========    ==========    ============    ==========    ===========

(a) The increase in 1998 was mainly due to first quarter credit loss provision related to business in the Asia/Pacific region, particularly
     Indonesia. The increase in 1996 was primarily due to loan growth, slightly higher consumer and commercial write-offs and lower commercial banking recoveries.

(b)  The increase in 1998 was primarily due to write-offs in the Asia/Pacific region, primarily Indonesia.
(c)  The increase in 1998 was due to write-offs of Indonesian foreign exchange and derivative contracts.
(d)  The increase in 1997 was mainly due to a loan recovery from Peru.

(e)  Allocation:
       Loans                                     $169          $214            $131          $117            $111
       Other assets, primarily derivatives         16            43               6             -               -
       Other liabilities                            4             2               -             -               -
                                                 ----          ----            ----          ----            ----
       Total reserve for credit losses           $189          $259            $137          $117            $111
                                                 ====          ====            ====          ====            ====

         Interest income is recognized on the accrual basis. Loans other than certain consumer loans are placed on non-performing status when payments of principal or interest are 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. When loans are placed on non-performing status, all previously accrued but unpaid interest is reversed against current interest income. Cash receipts of interest on non-performing loans are recognized either as interest income or as a reduction of principal, based upon management's judgment as to the ultimate collectibility of principal. Generally, a non-performing loan may be returned to performing status when all contractual amounts due are reasonably assured of repayment within a reasonable period and the borrower shows sustained repayment performance, in accordance with the contractual terms of the loan or when the loan has become well secured and is in the process of collection.

         Credit and Charge Card receivables, interest-earning advances under lines of credit and other similar consumer loans are written off against the reserve for credit losses upon reaching specified contractual delinquency stages, or earlier in the event of the borrower's personal bankruptcy or if the loan is otherwise deemed uncollectible. Interest income on these loans generally accrues until the loan is written off.

         AEB separately maintains and provides for reserves relating to credit losses for loans, derivatives and other credit-related commitments. The reserve is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, including historical credit loss experience in relation to outstanding credits, a continuous assessment of the collectibility of each credit, and management evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions. Management's assessment of the adequacy of the reserve is inherently subjective, as significant estimates are required. Amounts deemed uncollectible are charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

         The reserve for credit losses related to loans is reported as a reduction of loans. The reserve related to derivatives is reported as a reduction of trading assets and the reserve related to other credit-related commitments is reported in other liabilities.

         RISKS
         -----

         The global nature of AEB's business activities is such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 1999, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe, North America, Latin America and the Indian Subcontinent. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk.

         At December 31, 1999, AEB had exposures throughout the Asia/Pacific region, including in Hong Kong, Singapore, Taiwan, Indonesia and Korea, among other countries. AEB had approximately $1.7 billion outstanding in loans in the entire Asia/Pacific region at year end. In addition to these loans, there are other banking activities, such as forward contracts, various contingencies and market placements, which added another approximately $1.2 billion to the credit exposures in the region at year end. In the first quarter of 1998, AEB established a $213 million ($138 million after-tax) credit loss provision related to AEB's business in the Asia/Pacific region, particularly Indonesia.

         In an ongoing effort to mitigate the effects of these risks, as well as AEB's decision to shift its business focus from corporations to individuals, AEB has reduced its wholesale credit exposure in 1999, particularly with respect to its Asia/Pacific commercial loan portfolio. AEB continues to carefully monitor its credit exposures.

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

         For a discussion relating to AEB's use of derivative financial instruments, see pages 33 through 35 under the caption "Risk Management," and Note 7 on pages 46 through 49, of the Company's 1999 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

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

         REGULATION
         ----------

         AEB is a wholly-owned direct subsidiary of American Express Banking Corp. ("AEBC"). AEBC is a New York investment company organized under Article XII of the New York Banking Law and is a wholly-owned direct subsidiary of the Company. AEBC, AEB and AEB's global network of offices and subsidiaries are subject to the consolidated supervision and examination of the New York State Banking Department ("NYSBD") pursuant to the New York Banking Law. AEBC does not directly engage in banking activities.

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

         Since AEB does not do business in the United States except as an incident to its activities outside the United States, the Company's affiliation with AEB neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEB is not a financial holding company under the Gramm-Leach-Bliley Act.

         AEB is required to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 25, AEB is considered to be well capitalized at December 31, 1999.

                              TRAVELERS CHEQUE
                              ----------------

         The Company, through its Travelers Cheque Group, is a leading issuer of travelers checks. The Company is also expanding the scope of its Money Order and Official Check products in the United States, and renewing its focus on the TravelFunds Direct(SM) product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

         The American Express(R) Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque, a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Travelers Cheques are issued in eleven currencies both directly by the Company and through joint venture companies in which the Company generally holds an equity interest.
The Company also issues Gift Cheques, a type of Travelers Cheque used for gift-giving purposes. Due to a renewed marketing focus in 1999, consumer Gift Cheque sales increase by 27 percent. In 1999, the Travelers Cheque Group also commenced the issuance of a euro-denominated Travelers Cheque, and piloted the sale of Travelers Cheques over the Internet.

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

         Although the Company believes it is the leading issuer of travelers checks, its growth in sales of this product has been declining over the past few years. Consumers can utilize a variety of alternative mechanisms for payment such as other brands of travelers checks, cash, credit and debit cards and national and international automated teller machine networks. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the acceptability of the checks throughout the world as an alternative to currency; (iv) the compensation paid to, and frequency of settlement by, selling agents; (v) the accessibility of travelers check sales and refunds;
(vi) the success of marketing and promotional campaigns; and (vii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen.

         Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the third quarter.

         Although the Travelers Cheque Group is reported in the same operating segment as American Express Bank, all Travelers Cheque products, including Travelers Cheques, Gift Cheques, Money Orders and Official Checks, continue to be issued by TRS and TRS affiliates and subsidiaries.

                            CORPORATE AND OTHER
                            -------------------

         The American Express brand and its attributes - trust, security, integrity, quality and customer service - are key assets of the Company. In 1999, the Company continued to focus on the brand by educating employees about its attributes and by further incorporating these attributes into its programs, products and services.

         In 1999, the Company also commenced a more aggressive strategy in seeking to patent technologies throughout its businesses.

         The Company uses information about its customers to develop products and services and to provide personal service. Regulatory activity in the areas of privacy and data protection is growing worldwide and is generally being driven by the growth of technology and concomitant concerns about the potentially rapid and widespread dissemination and use of information. The financial services modernization legislation enacted in 1999 (Gramm-Leach-Bliley Act) provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal information to unaffiliated third parties (with limited exceptions). Federal regulations implementing the new legislation are scheduled to be final by May 2000. This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have proposed such legislation. In addition, the European Data Protection Directive became effective in October 1998 and involves potential sanctions for violations which include the possible disruption in the flow of personal data from Europe and in the use of such data. The Company will continue its efforts to vigilantly safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, while seeking to properly collect and use data to achieve its business objectives.

         The Balcor Company Holdings, Inc., an indirect, wholly-owned subsidiary of the Company, and its subsidiaries, formerly operated as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation was completed in 1998. Balcor and its subsidiaries still serve as general partners in numerous public limited partnerships that have not yet been liquidated.

         For a discussion of the Company's status relating to the Year 2000 issue, see page 32 of the Company's 1999 Annual Report to Shareholders, which discussion is incorporated herein by reference.

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

           IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
           ------------------------------------------------------

         Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed with the SEC, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will" or similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements, including the Company's financial and other goals, include, but are not limited to, the following:

The Company's inability to:

o extend the value of the American Express brand, which historically has been associated with the card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry. This could depend in part on the Company's ability to manage the potential conflicts inherent in its growing multi-channel delivery systems;

o succeed in its ongoing reengineering efforts and in achieving best-in-class economics, while also maintaining high service levels;

o create successfully, and increase distribution channels and cross selling for, financial, travel, card and other products and services;

o participate in payment and other systems material to its businesses on a fair and competitive basis;

o invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, multi-application smart cards and risk management systems;

o address adequately its Y2K issues, successfully identify its systems containing two digit codes, the nature and amount of programming required to fix the affected systems and the costs of labor and consultants related to such effort, continue to have access to such resources and ensure that third parties that interface with the Company successfully address their Y2K issues;

o recognize evolutionary technology developments by competitors or others which could hasten business model obsolescence or, because of patent rights held by such competitors or others, limit or restrict the Company's use of desired business technology or processes;

o develop and implement successfully enterprise-wide interactive strategies;

o integrate its Internet applications and make the online experience more desirable, reliable and user friendly for customers and clients;

o leverage successfully its assets, such as its brand, customer base, international presence, marketing and data base management skills, in the Internet environment;

o adapt its businesses according to economic models not yet fully developed relating to investment costs, revenue streams, customer acquisition costs and other financial considerations and to effectively manage the Company's online strategy in accordance with such models to generate profitable results;

o use effectively its resources to balance available investment spending with the earnings and revenue goals of the Company and properly trade off time-to-market considerations with the desire to provide full service online capabilities;

o attract and retain qualified personnel necessary to develop and execute the Company's Internet strategy; and

o adjust to unforeseeable events that require changes in the Company's Internet strategy or development plan.

   TRS' inability to:

o expand its overall revenues, which depends in part on its ability to increase consumer and/or business spending and borrowing on its credit and charge Cards, gain market share and develop new or enhanced products that capture greater share of customers' total spending on Cards issued on its network both in the United States and in its international operations;

o enhance significantly its international operations, which will depend in part on its ability to reduce expenses for reinvestment in the international business, and expand the proprietary and third party-issued Card businesses;

o retain Cardmembers in consumer lending products after low introductory rate periods have expired; and

o sustain premium discount rates, increase merchant coverage and reduce suppression, all of which will depend in part on its ability to maintain a customer base that appeals to merchants and to develop deeper merchant relationships through creation of new products and services.

   AXP Advisors' inability to:

o  attract and retain the personnel to improve its mutual fund performance;

o create the appropriate incentives and value proposition to successfully sell proprietary and non-proprietary products to its clients;

o manage the potential conflicts inherent in its growing multi-channel delivery systems;

o continue to grow its retail channel, attract and grow a field force for its client segments and generate anticipated economics from its financial advisor platforms;

o accelerate and expand client acquisition through its online initiatives and derive revenue for its Direct Brokerage business from sources other than trading; and

o respond effectively to a short-term financial market crash or a long-term financial market decline or stagnation, which could affect the sale of investment products at AXP Advisors and the market value of AXP Advisors' managed assets, resulting in lower management and distribution fees.

   In general:

o the inability of TRS and AEB to manage credit risk related to consumer debt, business loans and other credit exposures, both in the United States and abroad, including unseasoned balances in TRS' lending portfolios, all of which could be affected by general political and economic conditions, including interest rates and consumer credit trends, the rate of bankruptcies and movements in currency valuations;

o the effect of changing interest rates, which could affect AXP Advisors' spreads between revenues from owned investments and benefits credited to clients' fixed income accounts, TRS' borrowing costs and TRS' and AEB's return on lending products;

o changes in laws or government regulations that either restrict the businesses of the Company or allow a wider range of institutions to compete in such businesses, changes in tax laws affecting the Company's businesses, regulatory activity in the areas of customer privacy and data protection, and other possible legal or regulatory developments;

o global developments that could affect the Company's operations abroad, such as political or economic instability in key markets of the Company's businesses or restrictions on convertibility of certain currencies;

o  competitive pressures in all of the Company's major businesses;

o  unforeseen litigation or compliance costs.


            SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES
            ---------------------------------------------------

         Information with respect to the Company's operating segments, geographical operations and classes of similar services is set forth in
Note 14 to the Consolidated Financial Statements of the Company, which appears on pages 56 through 58 of the Company's 1999
Annual Report to Shareholders, which Note is incorporated herein by reference.


                     EXECUTIVE OFFICERS OF THE COMPANY
                     ---------------------------------

         All of the executive officers of the Company as of March 27, 2000, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

HARVEY GOLUB -               Chairman and Chief Executive Officer; Chairman, TRS

         Mr. Golub (61) has been Chief Executive Officer of the Company since February 1993, Chairman of the Company since August 1993 and Chairman, TRS since November 1991. Prior to February 1997 he had been Chief Executive Officer of TRS.

KENNETH I. CHENAULT -        President and Chief Operating Officer;
                             President and Chief Executive Officer, TRS

         Mr. Chenault (48) has been President and Chief Operating Officer of the Company and President and Chief Executive Officer of TRS since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since
January 1995.  Prior to May 1995, he had also been President, U.S.A. of TRS.


RICHARD KARL GOELTZ -        Vice Chairman and Chief Financial Officer

         Mr. Goeltz (57) has been Vice Chairman and Chief Financial Officer of the Company since September 1996. Prior thereto, he had been Group Chief Financial Officer and a member of the Board of Directors of NatWest Group.

JONATHAN S. LINEN -          Vice Chairman

         Mr. Linen (56) has been Vice Chairman of the Company since August 1993.

STEVEN W. ALESIO -           President, Small Business Services and Consumer
                             Travel, TRS

         Mr. Alesio (45) has been President, Small Business Services and Consumer Travel, TRS since February 1996. Prior thereto, he had been Executive Vice President, Corporate Card, TRS.

ANNE M. BUSQUET -         President, American Express Relationship Services, TRS

         Mrs. Busquet (50) has been President, American Express Relationship Services, TRS since October 1995. Prior thereto, she had been Executive Vice President, Consumer Card Group.


JAMES M. CRACCHIOLO -     President, International, TRS

         Mr. Cracchiolo (41) has been President, International, TRS since May 1998. Prior thereto he had been President, Global Network Services, TRS since February 1996. Prior thereto he had been Senior Vice President, Quality, Reengineering and Business Strategy, TRS.

URSULA F. FAIRBAIRN -     Executive Vice President, Human Resources and Quality

         Mrs. Fairbairn (57) has been Executive Vice President, Human Resources and Quality of the Company since December 1996. Prior thereto, she had been Senior Vice President, Human Resources of Union Pacific Corporation.


EDWARD P. GILLIGAN -      President, Corporate Services, TRS

         Mr. Gilligan (40) has been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995. Prior thereto, he had been Senior Vice President and General Manager, Eastern Region of Travel Management Services, TRS.

JOHN D. HAYES -           Executive Vice President, Global Advertising
                          and Brand Management

         Mr. Hayes (45) has been Executive Vice President, Global Advertising and Brand Management since May 1995. Prior thereto, he had been President of Lowe & Partners/SMS.

DAVID C. HOUSE -          President, Establishment Services Worldwide, TRS

         Mr. House (50) has been President, Establishment Services Worldwide, TRS since October 1995. Prior thereto, he had been Senior Vice President of Sales and Field Marketing for the United States Establishment Services Group.

DAVID R. HUBERS -           President and Chief Executive Officer,
                            American Express Financial Corporation

         Mr. Hubers (57) has been President and Chief Executive Officer of American Express Financial Corporation since August 1993.


ALFRED F. KELLY, JR. -      President, Consumer Card Services Group, TRS

         Mr. Kelly (41) has been President, Consumer Card Services Group, TRS since October 1998. Prior thereto he had been Executive Vice President and General Manager of Consumer Marketing, TRS since February 1997. Prior thereto he had been Executive Vice President of Customer Loyalty, TRS since September 1995. Prior thereto he had been Senior Vice President, Customer Information Services, TRS.

LOUISE M. PARENT -          Executive Vice President and General Counsel

         Ms. Parent (49) has been Executive Vice President and General Counsel of the Company since May 1993.


GLEN SALOW -                Executive Vice President and
                            Chief Information Officer

         Mr. Salow (44) has been Executive Vice President and Chief Information Officer since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services since December 1999. Prior thereto he had been Senior Vice President, Information Technology Strategy and Global Platform Development since April 1999.
Prior thereto he had been Senior Vice President, Operations since November 1997. Prior thereto he had been Chief Information Officer, Aetna Retirement Services, Aetna Life and Casualty.

THOMAS SCHICK -             Executive Vice President, Corporate Affairs
                            and Communications

         Mr. Schick (53) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993

JOHN A. WARD, III -         Chairman and Chief Executive Officer,
                            American Express Bank Ltd.;
                            Head, Travelers Cheque Group

         Mr. Ward (53) has been Chairman and Chief Executive Officer, American Express Bank Ltd. since January 1996. Since August 1997 he has also been Head of Travelers Cheque Group. Prior thereto, he had been Executive Vice President of Chase Manhattan Bank and Chief Executive Officer of Chase BankCard Services.


                                 EMPLOYEES
                                 ---------

         The Company had approximately 88,400 employees on December 31, 1999.

ITEM 2.  PROPERTIES

         The Company's headquarters is in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. is also headquartered at and owns 52% of the building.

         Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina and Salt Lake City, Utah; the American Express Canada, Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries. AEFC's principal locations are its headquarters, the IDS Tower, a portion of which the company leases until 2002, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AXP Advisors also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

         In December 1999, the Company increased its business presence in the Phoenix area by acquiring three office buildings aggregating 120,000 square feet. The Company previously had been the sole tenant in the buildings which serve as a financial resource center for the Company. In March 2000, the Company also entered into a new lease for 140,000 square feet in Phoenix for its travel related services group.

         AEFC entered into a contract with a developer to construct a 30-story office tower in Minneapolis which should be ready for initial occupancy in April 2000. The new tower will become AEFC's headquarters. AEFC's lease term is for 20 years with several options to extend the term.

         AEFC is also building a new Client Service Center in downtown Minneapolis. Construction started in June 1999 and the building should be ready for occupancy in June 2002.

         In 1999, IDS Property Casualty commenced construction of a new corporate headquarters in Green Bay, Wisconsin. The building is expected to be ready for occupancy in November 2000 at an aggregate cost of $22,700,000.

         Generally, the Company and its subsidiaries lease the premises they occupy in other locations. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

         In February 2000, the Company entered into a 10-year agreement with Trammell Crow Corporate Services, Inc. for facilities, project and transaction management and other related services. The agreement initially will cover North and South America, and may be expanded to cover other regions.

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

         In January 2000, AEFC reached an agreement in principle to settle the three class-action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants and for release by class members of all insurance and annuity market conduct claims dating back to 1985. It is subject to a number of contingencies, including a definitive agreement and court approval.

         The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On October 14, 1999, the Company filed a Motion for Summary Judgment; oral arguments are scheduled for April 12, 2000.

         On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS
BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE
DOES 1-20 was commenced in U.S. District Court, District of Minnesota,
Fourth Division. The sole name plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding the Company's Employee Benefits Administration Committee as a defendant. The parties are actively engaged in discovery. The Company believes it has meritorious defenses to such action and intends to pursue them vigorously.

         Since October 1, 1999, five former female financial advisors at American Express Financial Advisors ("AEFA") have filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. Four of the charges were filed with the EEOC in

Minnesota and one in New Jersey. The claimants are seeking monetary and injunctive relief. AEFA is responding to all charges. If this matter is not resolved at the EEOC and is filed in Federal Court, AEFA intends to vigorously defend the charges.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 1999.


                                  PART II
                                  -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         The principal market for the Company's Common Shares is The New York Stock Exchange under the trading symbol AXP. Its Common Shares are also listed on the Chicago, Pacific, London and Paris Stock Exchanges. The Company had 56,020 common shareholders of record at December 31, 1999. For price and dividend information with respect to such Common Shares, see Note 17 to the Consolidated Financial Statements on page 59 of the Company's 1999 Annual Report to Shareholders, which Note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 61 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         The information set forth under the heading "Financial Review" appearing on pages 26 through 35 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

         The information set forth under the heading "Risk Management" appearing on pages 33 through 35 of the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Consolidated Financial Statements", the "Notes to
Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages

36 through 60 of the Company's 1999 Annual Report to Shareholders are incorporated herein by reference.

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

         The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 13, 2000 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 7 through 9 - material included under the heading "Compensation of Directors," pages 10 through 13 - material included under the heading "Ownership of Our Common Shares" (excluding the paragraph under the heading "Share Ownership Guidelines for Directors" on page 13), pages 13 through 16 - material included under the heading "Item 1 - Election of Directors," pages 32 "Summary Compensation Table" through 48 including material included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" (excluding the portions titled "Performance Graph" on page 39 and "Directors and Officers Liability Insurance" on page 48). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 38 through 41 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

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

           2.  Financial Statement Schedules:
               ------------------------------

               See Index to Financial Statements on page F-1 hereof.

           3.  Exhibits:
               ---------

               See Exhibit Index on pages E-1 through E-5 hereof.

      (b)  Reports on Form 8-K:

          Form 8-K, dated October 26, 1999, Item 5, reporting the Company's earnings for the quarter ended September 30, 1999 and including a Third Quarter Earnings Supplement.

          Form 8-K, dated January 26, 2000, Item 5, reporting the Company's earnings for the quarter and year ended December 31, 1999 and including a Fourth Quarter/Full Year Earnings Supplement.

          Form 8-K, dated February 3, 2000, Item 5, reporting certain information from speeches presented by Harvey Golub, the Company's Chairman and Chief Executive Officer and David Hubers, President, AXP Advisors, to the financial community on February 2, 2000.

                                 SIGNATURES
                                 ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     AMERICAN EXPRESS COMPANY


March 27, 2000                                       By  /s/ Richard Karl Goeltz
                                                     ---------------------------
                                                     Richard Karl Goeltz
                                                     Vice Chairman and
                                                     Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Harvey Golub                                     /s/ Robert L. Crandall
------------------------------                       ---------------------------
Harvey Golub                                         Robert L. Crandall
Chairman, Chief Executive                            Director
Officer and Director

/s/ Kenneth I. Chenault                              /s/ Beverly Sills Greenough
------------------------------                       ---------------------------
Kenneth I. Chenault                                  Beverly Sills Greenough
President, Chief Operating                           Director
Officer and Director

/s/ Richard Karl Goeltz                              /s/ F. Ross Johnson
------------------------------                       ---------------------------
Richard Karl Goeltz                                  F. Ross Johnson
Vice Chairman and                                    Director
Chief Financial Officer

/s/ Daniel T. Henry                                  /s/ Vernon E. Jordan, Jr.
------------------------------                       ---------------------------
Daniel T. Henry                                      Vernon E. Jordan, Jr.
Senior Vice President                                Director
and Comptroller

/s/ Daniel F. Akerson                                /s/ Jan Leschly
------------------------------                       ---------------------------
Daniel F. Akerson                                    Jan Leschly
Director                                             Director

/s/ Anne L. Armstrong                                /s/ Drew Lewis
------------------------------                       ---------------------------
Anne L. Armstrong                                    Drew Lewis
Director                                             Director

/s/ Edwin L. Artzt                                   /s/ Richard A. McGinn
------------------------------                       ---------------------------
Edwin L. Artzt                                       Richard A. McGinn
Director                                             Director

/s/ William G. Bowen                                 /s/ Frank P. Popoff
------------------------------                       ---------------------------
William G. Bowen                                     Frank P. Popoff
Director                                             Director


March 27, 2000


                          AMERICAN EXPRESS COMPANY

                       INDEX TO FINANCIAL STATEMENTS
                 COVERED BY REPORT OF INDEPENDENT AUDITORS

                                (ITEM 14(A))

                                                                                   ANNUAL
                                                                                   REPORT TO
                                                                                   SHAREHOLDERS
                                                                     FORM 10-K     (PAGE)
                                                                    -----------    -------------
American Express Company and Subsidiaries:
   Data incorporated by reference from attached
        1999 Annual Report to Shareholders:
   Report of independent auditors . . . . . . . . . . . . . . . .                     60
   Consolidated statements of income for the three
        years ended December 31, 1999 . . . . . . . . . . . . . .                     36
   Consolidated balance sheets at December 31, 1999
        and 1998. . . . . . . . . . . . . . . . . . . . . . . . .                     37
   Consolidated statements of cash flows for the
        three years ended December 31, 1999 . . . . . . . . . . .                     38
   Consolidated statements of shareholders' equity for the
        three years ended December 31, 1999 . . . . . . . . . . .                     39
   Notes to consolidated financial statements . . . . . . . . . .                    40-59
Consent of independent auditors . . . . . . . . . . . . . . . . .       F-2
Schedules:
 I - Condensed financial information of the Company . . . . . . .     F-3-6
II - Valuation and qualifying accounts for the three years
      ended December 31, 1999 . . . . . . . . . . . . . . . . . .       F-7


         All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

         The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 1999, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 1999 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                            EXHIBIT 23

                      CONSENT OF INDEPENDENT AUDITORS

         We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 3, 2000 (hereinafter referred to as our Report), included in the 1999 Annual Report to Shareholders of American Express Company.

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

         We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954,
No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552,
No. 33-36422, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801,
No. 333-12683, No. 333-41779, No. 333-52699 and No. 333-73111; Form S-3
No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445,
No. 333-47085 and No. 333-55761) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 1999.



                                                        /s/ Ernst & Young LLP
                                                        New York, New York
                                                        March 27, 2000


           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                       CONDENSED STATEMENTS OF INCOME

                           (PARENT COMPANY ONLY)
                                 (MILLIONS)

                                                                                 YEARS ENDED DECEMBER 31,
                                                                 ---------------------------------------------------------
                                                                       1999                 1998               1997
                                                                 ---------------    ----------------    ------------------
Revenues                                                                 $ 235               $ 260                 $ 236
                                                                 ---------------    ----------------    ------------------

Expenses:
     Interest                                                              316                 293                   224
     Human resources                                                        85                  80                    68
     Other (A)                                                             129                   -                   314
                                                                 ---------------    ----------------    ------------------

          Total                                                            530                 373                   606
                                                                 ---------------    ----------------    ------------------

Pretax (loss) income                                                      (295)               (113)                 (370)
Income tax (benefit) provision                                            (158)               (107)                 (193)
                                                                 ---------------    ----------------    ------------------
Net (loss) income before equity in net income
     of subsidiaries and affiliates                                       (137)                 (6)                 (177)
Equity in net income of subsidiaries
     and affiliates                                                      2,612               2,147                 2,168
                                                                 ---------------    ----------------    ------------------
Net income                                                              $2,475              $2,141                $1,991
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



           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                          CONDENSED BALANCE SHEETS

                           (PARENT COMPANY ONLY)
                      (MILLIONS, EXCEPT SHARE AMOUNTS)

                                   ASSETS

                                                                                           DECEMBER 31,
                                                                            -------------------------------------------
                                                                                        1999                    1998
                                                                            ------------------      -------------------
Cash and cash equivalents                                                            $    18                  $     6
Equity in net assets of subsidiaries and affiliates                                    9,987                   10,127
Accounts receivable and accrued interest, less reserves                                   18                       13
Land, buildings and equipment--at cost, less
     accumulated depreciation:  1999, $70; 1998, $65                                      80                       69
Due from subsidiaries (net)                                                            1,968                    1,060
Other assets                                                                             588                      779
                                                                            ------------------      -------------------

          Total assets                                                               $12,659                  $12,054
                                                                            ==================      ===================


                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                                                $  966                   $  756
Long-term debt                                                                         1,083                    1,085
Intercompany debentures                                                                  515                      515
                                                                            ------------------      -------------------

          Total liabilities                                                            2,564                    2,356

Shareholders' equity:
     Common shares, $.60 par value, authorized
          1.2 billion shares; issued and outstanding
          446.9 million shares in 1999 and 450.5 million shares in 1998
     Capital surplus                                                                     268                      270
     Retained earnings                                                                 5,196                    4,809
     Other comprehensive income, net of tax:                                           5,033                    4,148
          Net unrealized securities gains
          Foreign currency translation adjustments                                      (296)                     583
                                                                                        (106)                    (112)
                                                                            ------------------      -------------------
     Accumulated other comprehensive income                                             (402)                     471
                                                                            ------------------      -------------------

          Total shareholders' equity                                                  10,095                    9,698
                                                                            ------------------      -------------------

     Total liabilities and shareholders' equity                                      $12,659                  $12,054
                                                                            ==================      ===================

See Notes to Condensed Financial Information of the Company on page F-6.



     AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

         SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                          STATEMENTS OF CASH FLOWS

                           (PARENT COMPANY ONLY)
                                 (MILLIONS)

                                                                               YEARS ENDED DECEMBER 31,
                                                                       ------------------------------------------
                                                                             1999          1998            1997
                                                                       -----------    -----------     -----------

Cash flows from operating activities:
Net income                                                              $  2,475       $  2,141        $  1,991

Adjustments to reconcile net income to cash provided by operating activities:
     Equity in net income of subsidiaries and
          affiliates                                                      (2,612)        (2,147)         (2,168)
     Dividends received from subsidiaries and
          affiliates                                                        1,955         1,666           1,489
                                                                       -----------    -----------     -----------
Net cash provided by operating activities                                   1,818         1,660           1,312
                                                                       -----------    -----------     -----------

Net cash (used) provided by investing activities                              (36)           91              51
                                                                       -----------    -----------     -----------

Cash flows from financing activities:
     Issuance of American Express common shares                               233           137             168
     Repurchase of American Express common shares                          (1,120)       (1,890)         (1,259)
     Dividends paid                                                          (404)         (414)           (423)
     Net (decrease) increase in debt                                           (6)            6             411
     Issuance of intercompany debentures                                        -           515               -
     Other                                                                   (473)         (112)           (278)
                                                                       -----------    -----------     -----------
Net cash used in financing activities                                      (1,770)       (1,758)         (1,381)
                                                                       -----------    -----------     -----------

Net increase (decrease) in cash and cash equivalents                           12            (7)            (18)
                                                                       -----------    -----------     -----------

Cash and cash equivalents at beginning of year                                  6            13              31
                                                                       -----------    -----------     -----------

Cash and cash equivalents at end of year                                $      18      $      6        $     13
                                                                       ===========    ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 1999, 1998, and 1997 was $83 million, $81 million and $88 million, respectively. Net cash received for income taxes in 1999 and 1998 was $431 million and $145 million, respectively; net cash paid for income taxes in 1997 was $98 million.

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

2.  Long-term debt consists of (millions):
                                                                                                 DECEMBER 31,

                                                                                       ----------------------------------
                                                                                                  1999              1998
                                                                                       ----------------    --------------
     6 3/4% Senior Debentures due June 23, 2004                                                 $  499            $  499
     8 1/2% Notes due August 15, 2001                                                              300               299
     8 5/8% Senior Debentures due 2022                                                             123               122
     Floating Medium-Term Note due December 31, 2000                                                88                88
     WFC Series Z Zero Coupon Notes due December 12, 2000                                           58                52
     Other Fixed and Floating rate notes maturing 1999-2001                                         15                25
                                                                                       ----------------    --------------
                                                                                                $1,083            $1,085
                                                                                       ================    ==============

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2004 are as follows (millions): 2000, $163; 2001, $305; 2002, $0; 2003, $0; 2004, $500.

3. Intercompany debentures consist solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly-owned subsidiary of the Company. See Note 5 to the Consolidated Financial Statements on page 44 of the Company's 1999 Annual Report to Shareholders, which Note is incorporated herein by reference.



           AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

               SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                    THREE YEARS ENDED DECEMBER 31, 1999
                                 (MILLIONS)

                                             Reserve for credit losses,                        Reserve for doubtful
                                                loans and discounts                            accounts receivable
                                      -----------------------------------------    ---------------------------------------------

                                           1999          1998            1997           1999               1998            1997
                                           ----          ----            ----           ----               ----            ----
Balance at beginning
     of period                           $  812        $  707           $ 601         $  599             $  712          $  722
Additions:
   Charges to income                        832         1,165             837          1,209(a)             948(a)        1,153(a)
   Recoveries of amounts
        previously written-off              171            74             159              -                  -               -
Deductions:
   Charges for which
        reserves were provided           (1,062)       (1,134)           (890)        (1,002)            (1,061)         (1,163)
                                         -------       -------         -------        -------            -------         -------
Balance at end of period                 $  753        $  812           $ 707         $  806             $  599          $  712
                                         =======       =======          ======        =======            =======         =======

(a)  Before recoveries on accounts previously written-off, which are credited to income
     (millions): 1999--$225, 1998--$231 and 1997--$237.

                               EXHIBIT INDEX
                               -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.14, 10.22 through 10.31, 10.34 and 10.35 are management contracts or compensatory plans or arrangements.

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

10.17 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to
        Exhibit 10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

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

10.22 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.23 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
        Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1994).

10.24 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.26 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.27 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.28 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan,
        (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.29 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.30  Amended and Restated American Express Company Supplemental
       Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.31 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
       Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.32 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.33 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended
       September 30, 1995).

10.34 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.35 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1999 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule.

==========================================================================



                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549




                          -----------------------





                                 FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934




   For the fiscal year ended December 31, 1999 Commission File No. 1-7657



                          ------------------------




                          American Express Company
              (Exact name of Company as specified in charter)


                              E X H I B I T S


==========================================================================

                               EXHIBIT INDEX
                               -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were heretofore filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.14, 10.22 through 10.31, 10.34 and 10.35 are management contracts or compensatory plans or arrangements.

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

10.17 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to
        Exhibit 10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

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

10.22 American Express Company 1993 Directors' Stock Option Plan (incorporated by reference to Exhibit 28.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1993).

10.23 American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly
        Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1994).

10.24 Amendment of American Express Senior Executive Severance Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.25 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.26 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.27 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.28 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan,
        (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.29 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.30  Amended and Restated American Express Company Supplemental
       Retirement Plan (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.31 American Express Directors' Stock Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on
       Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.32 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.33 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended
       September 30, 1995).

10.34 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.35 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

*12.1  Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 1999 Annual Report to Shareholders that are incorporated herein by reference.

*21    Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*27    Financial Data Schedule.