Form 10-Q
period 2000-03-31
AMERICAN EXPRESS CO
filed 2000-05-15
CIK 4962

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2000

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

Registrant's telephone number, including area code (212) 640-2000
                                                   --------------
                                 None
------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.                                             Yes  X     No
                                                      ----     ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                       Outstanding at April 30, 2000
-----------------------------------------  -----------------------------
Common Shares (par value $.20 per share)        1,335,914,757 shares

                           AMERICAN EXPRESS COMPANY
                                   FORM 10-Q
                                     INDEX
                                                            Page No.
Part I.        Financial Information:

               Consolidated Statements of Income - Three
               months ended March 31, 2000 and 1999                1

               Consolidated Balance Sheets - March 31, 2000
               and December 31, 1999                               2

               Consolidated Statements of Cash Flows - Three
               months ended March 31, 2000 and 1999                3

               Notes to Consolidated Financial Statements        4-6

               Review Report of Independent Accountants            7

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations    8-23

Part II.       Other Information                                  24

                                 PART I--FINANCIAL INFORMATION

                                      AMERICAN EXPRESS COMPANY

                                  CONSOLIDATED STATEMENTS OF INCOME
                           (dollars in millions, except per share amounts)
                                           (Unaudited)

                                                            Three Months Ended
                                                                 March 31,
                                                           --------------------
                                                            2000          1999
                                                            ----          ----
Revenues:
    Discount revenue                                      $1,805        $1,514
    Interest and dividends, net                              796           795
    Management and distribution fees                         688           522
    Net card fees                                            405           403
    Travel commissions and fees                              438           426
    Other commissions and fees                               551           417
    Cardmember lending net finance charge revenue            293           347
    Life and other insurance premiums                        138           123
    Other                                                    543           424
                                                           -----         -----
       Total                                               5,657         4,971
                                                           -----         -----
Expenses:
    Human resources                                        1,635         1,431
    Provisions for losses and benefits:
       Annuities and investment certificates                 348           334
       Life insurance, international banking and other       177           157
       Charge card                                           241           182
       Cardmember lending                                    176           235
    Interest                                                 299           234
    Marketing and promotion                                  370           297
    Occupancy and equipment                                  362           308
    Professional services                                    318           281
    Communications                                           127           122
    Other                                                    684           599
                                                           -----         -----
       Total                                               4,737         4,180
                                                           -----         -----

Pretax income                                                920           791
Income tax provision                                         264           216
                                                           -----         -----
Net income                                                  $656          $575
                                                             ===           ===
Earnings Per Common Share:
    Post stock split basis:
       Basic                                               $0.49         $0.43
                                                            ====          ====
       Diluted                                             $0.48         $0.42
    Pre stock split basis:                                  ====          ====
       Basic                                               $1.48         $1.28
                                                            ====          ====
       Diluted                                             $1.44         $1.26
                                                            ====          ====
Average common shares outstanding for
    earnings per common share (millions):
    Post stock split basis:
       Basic                                               1,331         1,343
                                                           =====         =====
       Diluted                                             1,362         1,369
                                                           =====         =====
    Pre stock split basis:
       Basic                                                 444           448
                                                             ===           ===
       Diluted                                               454           456
                                                             ===           ===

Cash dividends declared per common share:
    Post stock split basis                                 $0.08        $0.075
                                                            ====         =====
    Pre stock split basis                                 $0.225        $0.225
                                                           =====         =====

                       See notes to Consolidated Financial Statements.


                                 AMERICAN EXPRESS COMPANY

                                CONSOLIDATED BALANCE SHEETS
                                        (millions)
                                        (Unaudited)

                                                       March 31,    December 31,
Assets                                                   2000           1999
                                                         ----           ----
Cash and cash equivalents                              $7,425         $7,471
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
       2000, $755; 1999, $728                          22,223         22,541
     Other receivables, less reserves:
       2000, $86; 1999, $78                             3,979          3,926
Investments                                            42,534         43,052
Loans:
     Cardmember lending, less reserves:
       2000, $544; 1999, $581                          17,628         17,666
     International banking, less reserves:
       2000, $170; 1999, $169                           4,898          4,928
     Other, net                                           969            988
Separate account assets                                38,431         35,895
Deferred acquisition costs                              3,294          3,235
Land, buildings and equipment--at cost, less
     accumulated depreciation: 2000, $2,174;
     1999,$2,109                                        2,084          1,996
Other assets                                            7,197          6,819
     Total assets                                     -------        -------
                                                     $150,662       $148,517
                                                      =======        =======

Liabilities and Shareholders' Equity
Customers' deposits                                   $11,936        $12,197
Travelers Cheques outstanding                           6,029          6,213
Accounts payable                                        8,414          7,309
Insurance and annuity reserves:
     Fixed annuities                                   20,212         20,552
     Life and disability policies                       4,516          4,459
Investment certificate reserves                         6,237          5,951
Short-term debt                                        29,342         30,627
Long-term debt                                          5,170          5,995
Separate account liabilities                           38,431         35,895
Other liabilities                                       9,622          8,724
                                                      -------        -------
     Total liabilities                                139,909        137,922
                                                      -------        -------
Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                      500            500

Shareholders' equity:
     Common shares, $.20 par value, authorized
        3.6 billion shares; issued and outstanding
        1,334 million shares in 2000 and 1,341
        million shares in 1999                            267            268
     Capital surplus                                    5,291          5,196
     Retained earnings                                  5,160          5,033
     Other comprehensive income, net of tax:
       Net unrealized securities losses                  (366)          (296)
       Foreign currency translation adjustments           (99)          (106)
                                                      -------        -------
     Accumulated other comprehensive loss                (465)          (402)
                                                      -------        -------
       Total shareholders' equity                      10,253         10,095
                                                      -------        -------
     Total liabilities and shareholders' equity      $150,662       $148,517
                                                      =======        =======

                    See notes to Consolidated Financial Statements.


                                  AMERICAN EXPRESS COMPANY

                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (millions)
                                        (Unaudited)


                                                                   Three Months Ended
                                                                        March 31,
                                                                -----------------------
Cash Flows from Operating Activities                            2000               1999
                                                                ----               ----
Net income                                                      $656               $575
Adjustments to reconcile net income to
   net cash provided by operating activities:
     Provisions for losses and benefits                          611                576
     Depreciation, amortization, deferred taxes and other         67                 66
     Changes in operating assets and liabilities, net of
        effects of acquisitions and dispositions:
           Accounts receivable and accrued interest               34               (410)
           Other assets                                         (227)               (98)
           Accounts payable and other liabilities              1,697                868
     Decrease in Travelers Cheques outstanding                  (182)               (52)
     Increase in insurance reserves                               54                 40
                                                               -----              -----
Net cash provided by operating activities                      2,710              1,565
                                                               -----              -----
Cash Flows from Investing Activities
Sale of investments                                              357                341
Maturity and redemption of investments                         2,163              2,334
Purchase of investments                                       (2,120)            (2,367)
Net (increase) decrease in Cardmember receivables               (126)               237
Cardmember loans/receivables sold to trust, net                  996                  -
Proceeds from repayment of loans                               6,189              5,605
Issuance of loans                                             (7,302)            (5,464)
Purchase of land, buildings and equipment                       (175)              (198)
Sale of land, buildings and equipment                              1                  7
Acquisitions, net of cash acquired                               (12)               (17)
                                                               -----              -----
Net cash (used) provided by investing activities                 (29)               478
                                                               -----              -----
Cash Flows from Financing Activities
Net decrease in customers' deposits                             (126)              (233)
Sale of annuities and investment certificates                  1,352              1,282
Redemption of annuities and investment certificates           (1,486)            (1,196)
Net increase (decrease) in debt with maturities of three
   months or less                                              2,477               (728)
Issuance of debt                                               1,925              3,544
Principal payments on debt                                    (6,398)            (2,991)
Issuance of American Express common shares                        46                 77
Repurchase of American Express common shares                    (397)              (334)
Dividends paid                                                  (101)              (101)
                                                               -----              -----
Net cash used in financing activities                         (2,708)              (680)
                                                               -----              -----
Effect of exchange rate changes on cash                          (19)               (17)
                                                               -----              -----
Net (decrease) increase in cash and cash equivalents             (46)             1,346

Cash and cash equivalents at beginning of period               7,471              4,092
                                                               -----              -----
Cash and cash equivalents at end of period                    $7,425             $5,438
                                                               =====              =====

                               See notes to Consolidated Financial Statements.

                             AMERICAN EXPRESS COMPANY
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


1. Basis of Presentation

The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the company or American Express) for the year ended December 31, 1999. Significant accounting policies disclosed therein have not changed. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $231 million and $156 million for the first quarter of 2000 and 1999, respectively. Interest and Dividends is presented net of interest expense of $133 million and $121 million for the first quarter of 2000 and 1999, respectively, related primarily to the company's international banking operations.

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

In April 2000, the company's shareholders approved an increase in authorized shares to effectuate a three-for-one stock split for shareholders of record as of April 25, 2000. All of the information in this financial report reflects the effect of the stock split. Additionally, certain information is provided on both a pre stock split and post stock split basis for information purposes. Refer to the "Other Matters" section of the financial review for further information.


2. Investment Securities

The following is a summary of investments at March 31, 2000 and December 31, 1999:

                                                   March 31,   December 31,
     (in millions)                                   2000          1999
                                                     ----          ----
    Held to Maturity, at amortized cost
     (fair value: 2000, $9,038;   1999, $9,218)    $9,056        $9,221
    Available for Sale, at fair value
     (cost: 2000, $29,791; 1999, $30,053)          29,197        29,570
    Investment mortgage loans
      (fair value: 2000, $3,950; 1999, $3,901)      3,966         3,984
    Trading                                           315           277
                                                   ------        ------
         Total                                    $42,534       $43,052
                                                   ======        ======

3. Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three months ended March 31, 2000 and 1999 were as follows:


                                                    Three Months Ended
                                                        March 31,
                                                    -------------------
     (in millions)                                  2000           1999
                                                    ----           ----
     Net income                                     $656           $575
     Change in:
       Net unrealized securities
         gains/losses                                (70)          (210)
       Foreign currency translation
         adjustments                                   7             12
                                                     ---            ---
     Total                                          $593           $377
                                                     ===            ===


4. Taxes and Interest

Net income taxes paid during the three months ended March 31, 2000 and 1999 were approximately $68 million and $97 million, respectively. Interest paid during the three months ended March 31, 2000 and 1999 was approximately $855 million and $588 million, respectively.


5. Earnings per Share

The computations of basic and diluted earnings per common share (EPS) for the three months ended March 31, 2000 and 1999 are as follows:

     (in millions, except per    (Post stock split basis)(Pre stock split basis)
      share amounts)                Three Months Ended     Three Months Ended
                                          March 31,              March 31,
                                    ------------------    -------------------
                                    2000          1999    2000           1999
                                    ----          ----    ----           ----

    Numerator: Net income           $656          $575    $656           $575

    Denominator:
    Denominator for basic EPS -
      weighted-average shares      1,331         1,343     444            448
    Effect of dilutive securities:
      Stock Options and Restricted
        Stock Awards                  31            26      10              8
                                   -----         -----     ---            ---
      Potentially dilutive
        common shares                 31            26      10              8
                                   -----         -----     ---            ---
    Denominator for diluted EPS    1,362         1,369     454            456
                                   -----         -----     ---            ---
    Basic EPS                      $0.49         $0.43   $1.48          $1.28
                                   -----         -----   -----          -----

    Diluted EPS                    $0.48         $0.42   $1.44          $1.26
                                   -----         -----   -----          -----

6. Segment Information

The following tables present first quarter results for the company's operating segments, based on management's internal reporting structure. Net revenues
(managed basis) exclude the effect of securitizations at TRS, and provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA:


     Net Revenues                     Three Months Ended
       (managed basis)                    March 31,
                                      ------------------
     (in millions)                    2000          1999
                                      ----          ----
     Travel Related Services        $4,044        $3,434
     American Express
       Financial Advisors            1,019           885
     American Express Bank/
       Travelers Cheque                251           247
     Corporate and Other               (55)          (42)
                                     -----         -----
     Total                          $5,259        $4,524
                                     =====         =====


     Revenues (GAAP basis)            Three Months Ended
                                          March 31,
                                      ------------------
     (in millions)                    2000         1999
                                      ----         ----
     Travel Related Services        $3,955       $3,421
     American Express
       Financial Advisors            1,506        1,345
     American Express Bank/
       Travelers Cheque                251          247
     Corporate and Other               (55)         (42)
                                     -----        -----
     Total                          $5,657       $4,971
                                     =====        =====


     Net Income                       Three Months Ended
                                          March 31,
                                      ------------------
     (in millions)                    2000         1999
                                      ----         ----
     Travel Related Services          $416         $363
     American Express
       Financial Advisors              245          214
     American Express Bank/
       Travelers Cheque                 40           41
     Corporate and Other               (45)         (43)
                                       ---          ---
     Total                            $656         $575
                                       ===          ===

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 2000 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/Ernst & Young LLP

New York, New York
May 15, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations for the Three Months Ended March 31, 2000

The company's consolidated net income and diluted earnings per share both rose 14 percent in the three-month period ended March 31, 2000 from a year ago. The company's return on equity was 25.4 percent.

Consolidated net revenues on a managed basis grew 16 percent for the three months ended March 31, 2000, reflecting an increase in worldwide billed business and Cardmember loans at Travel Related Services (TRS) and greater management and distribution fees at American Express Financial Advisors (AEFA). Consolidated expenses rose due to greater marketing and promotion and interest costs, larger provisions for losses, and higher human resource and operating expenses. The increases were principally due to greater volume and business building initiatives.

These results met the company's long-term targets of 12-15 percent earnings per share growth, at least 8 percent revenue growth and a return on equity of 18-20 percent.

This financial review is presented on the basis used by management to evaluate operations. It differs in two respects from the accompanying financial statements, which are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). First, results are presented as if there had been no asset securitizations at TRS. This format is generally termed on a "managed basis." Second, revenues are shown net of AEFA's provisions for annuities, insurance and investment certificate products, which are essentially spread businesses.


Consolidated Liquidity and Capital Resources

In the first three months of 2000, the company repurchased 8.5 million common shares at an average price of $48.61 per share under its repurchase program.

In the first quarter 2000, the company entered into an agreement under which a third party will purchase up to 3 million company common shares in the open market over a period of up to eight months. During the term of the agreement the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. The foregoing is in addition to a similar agreement entered into in August 1999 under which a third party purchased 7 million of the company's common shares at an average purchase price of approximately $146 per share. During the first quarter 2000, settlements under the August 1999 agreement resulted in the company receiving 113,480 shares. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program.


Other Matters

In January 2000, the company's Board of Directors voted for a three-for-one split of the company's common stock, subject to shareholder approval of an increase in authorized shares. At the company's annual meeting on April 24, 2000, the company's shareholders approved such increase in shares to effectuate the stock split for shareholders of record as of April 25, 2000. All of the information in this financial report reflects the effect of the stock split. Additionally, certain data is provided on both a pre stock split and post stock split basis for informational purposes.

Travel Related Services

Results of Operations for the Three Months Ended March 31, 2000 and 1999


                                              Statements of Income
                                              --------------------
                                           (Unaudited, Managed Basis)
(Dollars in millions)
                                                         Three Months Ended
                                                               March 31,
                                                         ------------------       Percentage
                                                           2000        1999        Inc/(Dec)
                                                           ----        ----       ----------
Net Revenues:
  Discount Revenue                                       $1,805      $1,514            19.3 %
  Net Card Fees                                             405         403             0.5
  Travel Commissions and Fees                               438         426             2.7
  Other Revenues                                            841         639            31.6
  Lending:
    Finance Charge Revenue                                  887         652            36.1
    Interest Expense                                        332         200            66.5
                                                          -----       -----
      Net Finance Charge Revenue                            555         452            22.6
                                                          -----       -----
        Total Net Revenues                                4,044       3,434            17.7
                                                          -----       -----
Expenses:
  Marketing and Promotion                                   318         270            17.6
  Provision for Losses and Claims:
    Charge Card                                             278         233            19.5
    Lending                                                 335         282            18.9
    Other                                                    21          14            50.9
                                                          -----       -----
      Total                                                 634         529            20.0
                                                          -----       -----
  Charge Card Interest Expense                              314         241            29.6
  Human Resources                                           998         912             9.5
  Other Operating Expenses                                1,144         928            23.4
                                                          -----       -----
        Total Expenses                                    3,408       2,880            18.3
                                                          -----       -----
Pretax Income                                               636         554            14.7
Income Tax Provision                                        220         191            14.7
                                                          -----       -----
Net Income                                                 $416        $363            14.7
                                                          =====       =====

Travel Related Services
                                          Selected Statistical Information
                                          --------------------------------
                                                    (Unaudited)
(Amounts in billions, except where indicated)

                                                          Three Months Ended
                                                               March 31,
                                                         -------------------      Percentage
                                                           2000        1999        Inc/(Dec)
                                                           ----        ----       ----------
Total Cards in Force (millions):
  United States                                            31.4        27.9           12.2 %
  Outside the United States                                16.5        15.0           10.5
                                                           ----        ----
    Total                                                  47.9        42.9           11.6
                                                           ====        ====
Basic Cards in Force (millions):
  United States                                            24.5        21.8           12.2
  Outside the United States                                12.6        11.5            9.9
                                                           ----        ----
    Total                                                  37.1        33.3           11.4
                                                           ====        ====
Card Billed Business:
  United States                                           $50.6       $41.6           21.6
  Outside the United States                                17.7        15.2           16.7
                                                           ----        ----
    Total                                                 $68.3       $56.8           20.3
                                                           ====        ====
Average Discount Rate (A)                                  2.72%       2.73%             -
Average Basic Cardmember
  Spending (dollars) (A)                                 $1,980      $1,781           11.2
Average Fee per Card -
  Managed (dollars) (A)                                     $37         $40           (7.5)
Non-Amex Brand (B):
  Cards in Force (millions)                                 0.6         0.2              #
  Billed Business                                          $0.5        $0.2              #
Travel Sales                                               $5.5        $5.3            3.4
Travel Commissions and Fees/Sales (C)                       8.0%        8.0%             -
Managed Charge Card Receivables:
  Total Receivables                                       $26.8       $23.5           14.1
  90 Days Past Due as a % of Total                          2.6%        3.0%             -
  Loss Reserves (millions)                                 $894        $876            2.1
    % of Receivables                                        3.3%        3.7%             -
    % of 90 Days Past Due                                   129%        126%             -
  Net Loss Ratio                                           0.34%       0.43%             -
Managed U.S. Cardmember Lending:
  Total Loans                                             $24.2       $16.7           44.6
  Past Due Loans as a % of Total:
    30-89 Days                                              1.8%        2.1%             -
    90+ Days                                                0.8%        1.0%             -
  Loss Reserves (millions):
    Beginning Balance                                      $672        $619            8.4
      Provision                                             285         244           17.0
      Net Charge-Offs/Other                                (268)       (240)          11.5
                                                           ----        ----
    Ending Balance                                         $689        $623           10.6
                                                           ====        ====
    % of Loans                                              2.8%        3.7%             -
    % of Past Due                                           109%        121%             -
  Average Loans                                           $23.6       $16.7           41.6
  Net Write-Off Rate                                        4.6%        5.9%             -
  Net Interest Yield                                        7.8%        9.4%             -

(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.
 #  Denotes variance of more than 100%.

Travel Related Services

Travel Related Services' (TRS) net income rose 15 percent in the first quarter of 2000 from a year ago. Net revenues increased 18 percent for the same period, reflecting higher billed business as well as strong growth in Cardmember loans.

The improvement in discount revenue from a year ago is the result of higher billed business, reflecting higher average spending per Cardmember and an increase of five million cards in force, up 12 percent from a year ago. The higher average spending was driven by several factors, including rewards programs and expanded merchant coverage. The growth in billed business continued to be primarily the result of increases in retail and "everyday spend" categories; the rate of growth in airline billings also improved from recent quarters. The increase in cards in force reflects more proactive consumer card and small business services activities over the past year, including the successful launch of Blue and co-branded Costco cards. The net interest yield on Cardmember loans decreased from year-ago levels, but increased slightly from the fourth quarter of 1999. The year-over-year decline reflects a greater number of Cardmembers on introductory rates and a broader mix of lower-rate products. Other revenues increased, reflecting higher fee income.

The provision for losses on the charge card and lending portfolios grew as a result of higher volume, partly offset by a continued improvement in credit quality in the lending portfolio. Charge Card interest expense rose due to higher volumes and rates. Human resources expenses rose as a result of a higher average number of employees and merit increases. Other operating expenses increased on higher costs related to business growth, Cardmember loyalty programs and various business building initiatives. Results for the current quarter include a gain on an investment in an Internet company that TRS was required to write-up when that company was acquired by a third party. This gain was offset by increased spending on Internet initiatives and therefore had no material impact on net income or total expenses.

Travel Related Services

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized a pretax gain of $36 million ($23 million after-tax) in the first quarter of 2000 related to the securitization of U.S. receivables. This gain was invested in additional card acquisition activities in the first quarter of 2000 and thus had no material effect on net income, total net revenues or total expenses. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.

(Dollars in millions)
                                   Three Months Ended                   Three Months Ended
                                      March 31, 2000                       March 31, 1999
                               -------------------------------     ---------------------------------
                               Managed   Securitization   GAAP      Managed   Securitization    GAAP
                                Basis        Effect       Basis      Basis        Effect        Basis
                               -------   --------------   -----      -----    --------------    -----
Net Revenues:
  Other Revenues                $841          $173      $1,014        $639         $92          $731
  Lending Net Finance
    Charge Revenue               555          (262)        293         452        (105)          347
  Total Net Revenues           4,044           (89)      3,955       3,434         (13)        3,421
Expenses:
  Marketing and Promotion        318            21         339         270           -           270
  Provision for Losses
    and Claims:
      Charge Card                278           (37)        241         233         (51)          182
      Lending                    335          (160)        175         282         (47)          235
  Charge Card Interest
    Expense                      314           (54)        260         241         (58)          183
  Net Discount Expense             -           126         126           -         143           143
  Other Operating Expenses     1,144            15       1,159         928           -           928
  Total Expenses               3,408           (89)      3,319       2,880         (13)        2,867
Pretax Income                   $636            $-        $636        $554          $-          $554
                               ---------------------------------------------------------------------

Travel Related Services

Liquidity and Capital Resources

                                       Selected Balance Sheet Information
                                       ----------------------------------
                                           (Unaudited, GAAP Basis)
(Dollars in billions, except percentages)

                                           March 31,  December 31,  Percentage  March 31,  Percentage
                                             2000        1999       Inc/(Dec)     1999     Inc/(Dec)
                                             ----        ----       ----------    ----     ---------

Accounts Receivable, net                     $25.1       $25.3          (1.0)%    $20.8       20.6 %
U.S. Cardmember Loans                        $15.9       $16.1          (0.8)     $13.7       16.0
Total Assets                                 $54.6       $56.3          (2.9)     $45.3       20.6
Short-term Debt                              $30.4       $31.4          (3.2)     $22.7       34.2
Long-term Debt                                $3.6        $4.4         (18.7)      $5.5      (35.6)
Total Liabilities                            $49.0       $50.9          (3.6)     $40.2       22.1
Total Shareholder's Equity                    $5.6        $5.4           3.4       $5.1        8.8
Return on Average Equity*                     30.5%       30.1%            -       28.4%         -
Return on Average Assets*                      3.2%        3.2%            -        3.3%         -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.



In the first quarter of 2000, the American Express Credit Account Master Trust (the Trust) securitized $1 billion of loans through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Special Purchase Account revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. In May 2000, the Trust securitized an additional $1 billion of loans.

In the first quarter of 2000, American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS, called $150 million 1.125% Cash Exchangeable Notes due 2003. These notes were exchangeable for an amount in cash which was linked to the price of the common shares of American Express. Credco had entered into agreements to fully hedge its obligations. Accordingly, the related hedging agreements were called at the same time.

American Express Financial Advisors

Results of Operations for the Three Months Ended March 31, 2000 and 1999

                                         Statements of Income
                                         --------------------
                                             (Unaudited)

(Dollars in millions)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  -----------------    Percentage
                                                                  2000         1999    Inc/(Dec)
                                                                  ----        ----     ----------
Net Revenues:
  Investment Income                                               $572         $595         (3.9)%
  Management and Distribution Fees                                 688          522         31.7
  Other Revenues                                                   246          228          8.2
                                                                 -----        -----
    Total Revenues                                               1,506        1,345         12.0
  Provision for Losses and Benefits:
    Annuities                                                      259          270         (4.3)
    Insurance                                                      139          126         10.4
    Investment Certificates                                         89           64         40.6
                                                                 -----        -----
      Total                                                        487          460          6.0
                                                                 -----        -----
    Net Revenues                                                 1,019          885         15.1
                                                                 -----        -----
Expenses:
  Human Resources                                                  498          416         19.7
  Other Operating Expenses                                         166          157          5.5
                                                                 -----        -----
    Total Expenses                                                 664          573         15.8
                                                                 -----        -----
Pretax Income                                                      355          312         13.8
Income Tax Provision                                               110           98         12.3
                                                                 -----        -----
Net Income                                                        $245         $214         14.5
                                                                 =====        =====

American Express Financial Advisors

                                    Selected Statistical Information
                                    --------------------------------
                                              (Unaudited)

(Dollars in millions, except percentages and where indicated)

                                                                 Three Months Ended
                                                                      March 31,
                                                                  -----------------    Percentage
                                                                  2000         1999    Inc/(Dec)
                                                                  ----         ----    ----------

Life Insurance in Force (billions)                               $91.7        $82.9         10.6
Deferred Annuities in Force (billions)                           $51.0        $44.0         16.0
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions                                $57.4        $46.8         22.7
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                                     38.4         28.2         36.2
      Other Owned Assets                                          39.8         37.4          6.4
                                                                 -----        -----
        Total Owned Assets                                        78.2         65.6         19.2
    Managed Assets                                               122.7         96.0         27.8
    Administered Assets                                           31.2         18.7         66.8
                                                                 -----        -----
      Total                                                     $289.5       $227.1         27.5
                                                                 =====        =====
Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                                     $2,332         $912            #
    Other Owned Assets                                           $(120)       $(204)       (41.2)
  Total Managed Assets                                          $7,020       $3,018            #
Cash Sales:
  Mutual Funds                                                 $12,104       $8,483         42.7
  Annuities                                                      1,362          793         71.7
  Investment Certificates                                          835          702         18.9
  Life and Other Insurance Products                                237          158         50.1
  Institutional                                                  1,551          743            #
  Other                                                            573          885        (35.0)
                                                                ------       ------
Total Cash Sales                                               $16,662      $11,764         41.6
                                                                ======       ======
Number of Financial Advisors                                    11,094       10,372          7.0
Fees from Financial Plans and
  Advice Services                                                $26.3        $21.3         23.6
Percentage of Total Sales from Financial
  Plans and Advice Services                                       66.9%        66.5%           -

*  Excluding the effect of SFAS No. 115.
#  Denotes variance of more than 100%.
Note: Reporting of data related to cash sales and assets owned, managed and administered has been revised to better reflect
      AEFA's multiple sales channel strategy and broadening of its product portfolio through additional non-proprietary offerings.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) net income in the first quarter of 2000 increased 15 percent from a year ago. Net revenues and earnings grew due to greater fee revenues. Management fees rose as a result of increased managed asset levels, including separate account assets, and distribution fees grew reflecting greater mutual fund sales and asset levels. The growth in managed assets from last year reflects positive net sales and market appreciation over the past twelve months. Investment income, net of provisions for losses and benefits, decreased due to a lower average yield on invested assets and losses related to the high yield investment portfolio, partly offset by a higher level of invested assets. Other revenues benefited from higher insurance premiums and greater fees from financial planning and advice services.

Human resources expenses were higher, largely as a result of a volume-driven increase in advisors' compensation, reflecting growth in sales and asset levels. Other operating expenses increased slightly; such limited growth reflects particularly high levels of spending on business building initiatives (e.g. new advisor platforms) last year, an investment spending plan in 2000 that is more skewed toward coming quarters, and continued control of core operating expense growth.

American Express Financial Advisors

Liquidity and Capital Resources

                                         Selected Balance Sheet Information
                                         ----------------------------------
                                                    (Unaudited)

(Dollars in billions, except percentages)

                                     March 31,   December 31,     Percentage   March 31,   Percentage
                                       2000         1999          Inc/(Dec)      1999      Inc/(Dec)
                                       ----         ----          ---------      ----      ---------
Investments                            $30.3        $30.3            0.3 %       $30.6        (1.0)%
Separate Account Assets                $38.4        $35.9            7.1         $28.2        36.2
Total Assets                           $78.2        $74.6            4.8         $65.6        19.2
Client Contract Reserves               $31.0        $31.0              -         $30.5         1.6
Total Liabilities                      $74.3        $70.7            5.0         $61.6        20.6
Total Shareholder's Equity              $3.9         $3.9            0.9          $4.1        (4.9)
Return on Average Equity*               23.0%        22.9%             -          22.6%          -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

Separate account assets and liabilities increased due to higher net sales and market appreciation.


American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations for the Three Months Ended March 31, 2000 and 1999

                                       Statements of Income
                                       --------------------
                                           (Unaudited)
(Dollars in millions)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------     Percentage
                                                                   2000          1999     Inc/(Dec)
                                                                   ----          ----     ---------
Net Revenues:
  Interest Income                                                  $183          $193        (5.2)%
  Interest Expense                                                  118           119        (1.3)
                                                                    ---           ---
    Net Interest Income                                              65            74       (11.5)
  TC Investment Income                                               91            79        15.0
  Commissions and Fees                                               54            43        26.7
  Foreign Exchange Income & Other Revenue                            41            51       (20.8)
                                                                    ---           ---
    Total Net Revenues                                              251           247         1.7
                                                                    ---           ---
Expenses:
  Human Resources                                                    84            82         2.2
  Other Operating Expenses                                          148           136         9.2
  Provision for Losses                                               16            17        (4.4)
                                                                    ---           ---
    Total Expenses                                                  248           235         5.8
                                                                    ---           ---
Pretax Income                                                         3            12       (76.9)
Income Tax Benefit                                                  (37)          (29)       28.4
                                                                    ---           ---
Net Income                                                          $40          $ 41        (2.9)
                                                                    ===           ===


                                                             Selected Statistical Information
(Amounts in billions, except percentages)                    --------------------------------

                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------     Percentage
                                                                   2000          1999     Inc/(Dec)
                                                                   ----          ----     ----------
American Express Bank:
  Assets Managed* / Administered                                   $9.4          $6.3        49.7 %
  Assets of Non-Consolidated Joint
    Ventures                                                       $2.4          $2.6        (8.2)
Travelers Cheque:
  Sales                                                            $5.1          $4.6        10.5
  Average Outstanding                                              $6.1          $5.8         4.7
  Average Investments                                              $6.0          $5.6         6.1
  Tax Equivalent Yield                                              8.9%          8.9%          -

*  Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

AEB/TC reported net income of $40 million for the first quarter of 2000, compared with $41 million a year ago. Net income at American Express Bank was unchanged from year ago levels. Net interest income declined from a year ago, primarily due to the effects of a lower loan portfolio and higher funding costs. Commissions and fees rose due to higher Private Banking, Correspondent Banking and Personal Financial Services fees. Foreign exchange income and other revenue declined, as stable currencies in key markets decreased client related trading activities. Travelers Cheque results fell slightly from a year ago due to higher marketing and promotion spending in the current quarter.

American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources

                                              Selected Balance Sheet Information
                                              ----------------------------------
                                                        (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                    March 31,    December 31,    Percentage   March 31,    Percentage
                                      2000          1999         Inc/(Dec)      1999       Inc/(Dec)
                                      ----          ----         ---------      ----       ---------

Total Assets                         $19.3         $18.9             2.3%      $18.2           6.0%
Total Liabilities                    $18.4         $18.0             2.1       $17.0           7.6
Total Shareholder's
  Equity (millions)                   $943          $875             7.8      $1,148         (17.8)
Return on Average Assets*             0.81%         0.82%              -        0.90%            -
Return on Average Common Equity*      17.3%         17.5%              -        19.7%            -
American Express Bank:
   Shareholder's Equity (millions)    $697          $691             0.9        $733          (4.9)
   Total Loans                        $5.0          $5.1            (1.7)       $5.3          (5.1)
   Total Non-performing
     Loans (millions)                 $174          $168             3.7        $209         (16.9)
   Other Non-performing
     Assets (millions)                 $31           $37           (15.4)        $64         (51.6)
   Reserve for Credit
     Losses (millions)**              $189          $189             0.2        $261         (27.7)
   Loan Loss Reserves as
     Percentage of Total Loans         3.4%          3.3%              -         4.1%            -
   Deposits                           $8.4          $8.3             0.4        $7.9           6.6
   Risk-Based Capital Ratios:
      Tier 1                          10.1%          9.9%              -         9.8%            -
      Total                           11.6%         12.0%              -        12.1%            -
   Leverage Ratio                      5.6%          5.6%              -         5.4%            -
Travelers Cheque:
   Travelers Cheque Investments       $6.0          $6.0             0.6        $6.1          (0.9)
   Travelers Cheques Outstanding      $6.0          $6.2            (3.0)       $5.8           4.5

*  Computed based on the past twelve
   months of net income and excludes
   the effect of SFAS No. 115.

** Allocation (Millions):
     Loans                            $170          $169                        $218
     Other Assets, primarily
       derivatives                      15            16                          41
     Other Liabilities                   4             4                           2
                                       ---           ---                         ---
       Total Credit Loss Reserves     $189          $189                        $261
                                       ===           ===                         ===





AEB had loans outstanding of $5.0 billion at March 31, 2000, down from $5.1 billion at December 31, 1999 and $5.3 billion at March 31, 1999. The reduction since first quarter 1999 resulted from a $600 million decrease in corporate and correspondent bank loans, partially offset by an increase in consumer and private banking loans of $270 million ($540 million excluding the effect of asset sales and securitizations in the consumer loan portfolio). Since December 31, 1999, corporate and correspondent bank loans fell by $200 million and consumer and private banking loans rose by $77 million. As of March 31, 2000, consumer and private banking loans comprised 40% of total loans versus 35% at December 31, 1999 and 32% at March 31, 1999.

As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.7 billion to AEB's credit exposures at March 31, 2000, compared with $7.6 billion at both March 31, 1999 and December 31, 1999. Of the $7.7 billion of exposures other than loans at March 31, 2000, $5.2 billion were relatively less risky cash and securities related balances.

                                             American Express Bank
                                        Exposures By Country and Region
                                                    (Unaudited)
 ($ in billions)
                                                    Net
                                                 Guarantees                 3/31/00       12/31/99
                                     FX and         and                      Total           Total
 Country                   Loans   Derivatives   Contingents   Other*     Exposure**      Exposure**
 ---------                 -----   -----------   -----------   ------     ----------      ----------
 Hong Kong                  $0.5             -        $0.1       $0.1           $0.7          $0.8
 Indonesia                   0.2             -           -        0.1            0.3           0.4
 Singapore                   0.5             -         0.1        0.1            0.7           0.6
 Korea                       0.1             -           -        0.2            0.4           0.3
 Taiwan                      0.3             -         0.1        0.1            0.4           0.4
 China                         -             -           -          -              -             -
 Japan                         -             -           -          -            0.1           0.1
 Thailand                      -             -           -          -              -             -
 Other                         -             -           -        0.2            0.3           0.3
                          ------   -----------   ---------   --------     ----------    ----------
   Total Asia/Pacific
       Region**              1.6             -         0.3        0.9            2.9           2.9
                          ------   -----------  ----------   --------     ----------    ----------
 Chile                       0.2             -           -        0.1            0.4           0.3
 Brazil                      0.2             -           -        0.1            0.3           0.3
 Mexico                      0.1             -           -          -            0.1           0.1
 Peru                          -             -           -          -              -             -
 Argentina                   0.1             -           -          -            0.1           0.1
 Other                       0.2             -         0.1        0.1            0.5           0.5
                         -------   -----------  ----------   --------     ----------    ----------
   Total Latin America**     0.7             -         0.2        0.3            1.3           1.2
                         -------   -----------  ----------   --------     ----------    ----------
 India                       0.3             -         0.1        0.3            0.7           0.7
 Pakistan                    0.1             -           -        0.1            0.3           0.3
 Other                       0.1             -         0.1        0.1            0.2           0.2
                         -------   -----------  ----------   --------     -----------    ---------
   Total Subcontinent**      0.4             -         0.2        0.6            1.2           1.2
                         -------   -----------  ----------   --------     ----------    ----------
 Egypt                       0.3             -           -        0.2            0.5           0.5
 Other                       0.1             -           -          -            0.2           0.2
                         -------   -----------  ----------   --------     ----------     ---------
   Total Middle East
      & Africa**             0.4             -         0.1        0.2            0.8           0.8
                         -------   -----------  ----------   --------     ----------     ---------
   Total Europe***           1.4          $0.1         0.7        2.5            4.7           4.7
   Total North America**     0.3           0.1         0.2        1.3            1.8           2.0
                         -------   -----------  ----------   --------     ----------     ---------
 Total Worldwide**          $5.0          $0.3        $1.6       $5.8          $12.7         $12.7
                         =======   ===========  ==========   ========     ==========     =========

*  Includes cash, placements and securities.
** Individual items may not add to totals due to rounding.
*** Total exposures at 3/31/00 and 12/31/99 include $10 million and $11 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

Corporate and Other

Corporate and Other reported net expenses of $45 million, compared with $43 million a year ago. Results for both years include a preferred stock dividend based on earnings from Lehman Brothers. That dividend was offset by expenses related to business building initiatives in both years and by Y2K expenses a year ago.

                           PART II.--OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

ITEM 1.  LEGAL PROCEEDINGS

         The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On October 14, 1999, the Company filed a Motion for Summary Judgment; oral arguments occurred on April 12, 2000.

         Since October 1, 1999, six former female financial advisors at American Express Financial Advisors ("AEFA") have filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. Four of the charges were filed with the EEOC in Minnesota and two in New Jersey. The claimants are seeking monetary and injunctive relief. AEFA is responding to all charges. If this matter is not resolved at the EEOC and is filed in Federal Court, AEFA intends to vigorously defend the charges.

The matters described above were previously reported in the Company's Form 10-K for the year ended December 31, 1999.


Item 4.  Submission of Matters to a Vote of Security Holders

       The Company's annual meeting of shareholders was held on April 24, 2000. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                             Votes         Votes         Votes                      Broker
                                              For        Against      Withheld   Abstentions     Non-Votes
                                       -----------   -----------     ---------   -----------    ----------
Proposal relating to the
 Amendment of the Certificate
 of Incorporation                      361,946,647     5,547,431            --     2,048,384         4,698

Proposal relating to the amendment
 of the American Express Company
 1993 Directors' Stock Option Plan     338,140,686    27,805,546            --     3,600,620           308

Selection of Ernst & Young LLP
 as independent auditors               336,517,612       842,482            --     2,187,066            --

Shareholder proposal
 relating to political contributions     9,740,752   287,811,598            --    12,223,370    59,771,440


Election of Directors:
D.F. Akerson                           366,318,508            --     3,288,652            --            --
E.L. Artzt                             366,105,735            --     3,411,425            --            --
W.G. Bowen                             366,237,910            --     3,309,250            --            --
K.I. Chenault                          366,272,769            --     3,274,391            --            --
R.L. Crandall                          365,973,857            --     3,573,303            --            --
H. Golub                               366,252,966            --     3,294,194            --            --
B. Sills Greenough                     365,795,642            --     3,751,518            --            --
F.R. Johnson                           365,608,103            --     3,939,057            --            --
V.E. Jordan, Jr                        364,917,828            --     4,629,332            --            --
J. Leschly                             366,266,344            --     3,280,816            --            --
D. Lewis                               366,054,755            --     3,492,405            --            --
R.A. McGinn                            366,197,468            --     3,349,692            --            --
F.P. Popoff                            366,183,438            --     3,363,722            --            --

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

            Form 8-K, dated April 26, 2000, Item 5, reporting the Company's earnings for the quarter ended March 31, 2000 and including a First Quarter Earnings Supplement.

            Form 8-K, dated April 27, 2000, Item 5, announcing the appointment of Gary Crittenden as its executive vice president and chief financial officer.

            Form 8-K, dated May 3, 2000, Item 5, 1) announcing a leave of absence of Steve Alesio, President of the Small Business Services group, and resulting organizational changes and 2) making publicly available a consolidated five-year and quarterly summary of restated common share statistics to reflect the Company's recent 3-for-1 stock split.

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


 Date: May 15, 2000            By /s/ Richard Karl Goeltz
 -----------------------         ------------------------
                                   Richard Karl Goeltz
                                   Vice Chairman and
                                   Chief Financial Officer

 Date: May 15, 2000               /s/ Daniel T. Henry
 -----------------------         -----------------------
                                   Daniel T. Henry
                                   Senior Vice President and
                                   Comptroller
                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

     The following exhibits are filed as part of this Quarterly Report:

     Exhibit                  Description
     -------                  -----------

        3.1  Company's Certificate of Amendment of the Certificate of
             Incorporation.
       10.1  Amendment of American Express Company 1998 Incentive Compensation
             Plan Master Agreement dated April 27, 1998.
       10.2  Amendment of American Express Company 1989 Long-Term Incentive
             Compensation Plan Master Agreement dated February 27, 1995.
       10.3  Amendment of American Express Company Supplemental Retirement
             Plan Amended and Restated Effective March 1, 1995.
       10.4  Amendment of American Express Key Executive Life Insurance Plan.
       10.5  Amendment of American Express Salary/Bonus Deferral Plan.
       10.6  American Express Annual Incentive Award Plan.
       10.7  Action To Amend IDS Current Service Deferred Compensation Plan.
       10.8  Description of Pay for Performance Deferral Program.
       10.9  Amendment To The American Express Pay For Performance Deferral
             Programs.
       10.10 American Express Senior Executive Severance Plan Effective
             January 1, 1994 (as amended and restated through May 1, 2000).
       10.11 American Express Company 1993 Directors' Stock Option Plan, as
             amended.
       12    Computation in Support of Ratio of Earnings to Fixed
             Charges.
       15    Letter re Unaudited Interim Financial Information.
       27    Financial Data Schedule.