Form 10-Q
period 2000-06-30
AMERICAN EXPRESS CO
filed 2000-08-11
CIK 4962

UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549


                              FORM 10-Q


[ X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended June 30, 2000

                                or

[    ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from ________________ to _______________


                          Commission file number 1-7657


                            AMERICAN EXPRESS COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


      New York                                              13-4922250
-------------------------------                          ----------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                         Identification No.)


World Financial Center, 200 Vesey Street, New York, NY         10285
-----------------------------------------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (212) 640-2000
                                                   --------------------
                               None
-----------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                      Yes X        No
                                                           ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                Class                           Outstanding at July 31, 2000
------------------------------------            -----------------------------
Common Shares (par value $.20 per share)             1,331,880,207 shares

                              AMERICAN EXPRESS COMPANY

                                     FORM 10-Q

                                       INDEX
                                                                        Page No.
Part I.       Financial Information:

              Consolidated Statements of Income - Three months
              ended June 30, 2000 and 1999                                    1

              Consolidated Statements of Income - Six months
              ended June 30, 2000 and 1999                                    2

              Consolidated Balance Sheets - June 30, 2000 and
              December 31, 1999                                               3

              Consolidated Statements of Cash Flows - Six months
              ended June 30, 2000 and 1999                                    4

              Notes to Consolidated Financial Statements                    5-7

              Review Report of Independent Accountants                        8

              Management's Discussion and Analysis of Financial
              Condition and Results of Operations                          9-24

Part II.      Other Information                                              25


                          PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                  (Unaudited)


                                                           Three Months Ended
                                                                June 30,
                                                          -------------------
                                                          2000           1999
                                                          ----           ----
Revenues:
   Discount revenue                                    $ 1,949        $ 1,662
   Interest and dividends, net                             836            844
   Management and distribution fees                        701            553
   Net card fees                                           411            393
   Travel commissions and fees                             507            469
   Other commissions and fees                              568            428
   Cardmember lending net finance charge revenue           242            309
   Life and other insurance premiums                       141            127
   Other                                                   615            513
                                                         -----          -----
     Total                                               5,970          5,298
                                                         -----          -----

Expenses:
   Human resources                                       1,677          1,499
   Provisions for losses and benefits:
     Annuities and investment certificates                 322            346
     Life insurance, international banking and other       173            164
     Charge card                                           302            249
     Cardmember lending                                    170            137
   Interest                                                345            255
   Marketing and promotion                                 416            354
   Occupancy and equipment                                 366            316
   Professional services                                   387            317
   Communications                                          129            131
   Other                                                   637            635
                                                         -----          -----
     Total                                               4,924          4,403
                                                         -----          -----

Pretax income                                            1,046            895
Income tax provision                                       306            249
                                                         -----          -----

Net income                                               $ 740          $ 646
                                                         =====          =====

Earnings Per Common Share:
     Basic                                              $ 0.56         $ 0.48
                                                        ======         ======
     Diluted                                            $ 0.54         $ 0.47
                                                        ======         ======

Average common shares outstanding for earnings
  per common share (millions):
     Basic                                               1,328          1,342
                                                         =====          =====
     Diluted                                             1,361          1,371
                                                         =====          =====


Cash dividends declared per common share                $ 0.08        $ 0.075
                                                        ======        =======


                     See notes to Consolidated Financial Statements.



                               AMERICAN EXPRESS COMPANY

                            CONSOLIDATED STATEMENTS OF INCOME
                     (dollars in millions, except per share amounts)
                                   (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                          -------------------
                                                          2000           1999
                                                          ----           ----

Revenues:
   Discount revenue                                    $ 3,754        $ 3,175
   Interest and dividends, net                           1,632          1,639
   Management and distribution fees                      1,390          1,075
   Net card fees                                           816            796
   Travel commissions and fees                             945            895
   Other commissions and fees                            1,118            845
   Cardmember lending net finance charge revenue           534            656
   Life and other insurance premiums                       279            251
   Other                                                 1,159            937
                                                        ------         ------
     Total                                              11,627         10,269
                                                        ------         ------

Expenses:
   Human resources                                       3,311          2,930
   Provisions for losses and benefits:
     Annuities and investment certificates                 670            679
     Life insurance, international banking and other       351            321
     Charge card                                           543            431
     Cardmember lending                                    346            372
   Interest                                                644            489
   Marketing and promotion                                 786            650
   Occupancy and equipment                                 728            624
   Professional services                                   704            598
   Communications                                          255            252
   Other                                                 1,323          1,236
                                                         -----          -----
     Total                                               9,661          8,582
                                                         -----          -----

Pretax income                                            1,966          1,687
Income tax provision                                       570            466
                                                         -----          -----

Net income                                             $ 1,396        $ 1,221
                                                       =======        =======

Earnings Per Common Share:
     Basic                                              $ 1.05         $ 0.91
                                                        ======         ======
     Diluted                                            $ 1.03         $ 0.89
                                                        ======         ======

Average common shares outstanding for earnings
  per common share (millions):
     Basic                                               1,330          1,342
                                                         =====          =====
     Diluted                                             1,361          1,370
                                                         =====          =====


Cash dividends declared per common share                $ 0.16         $ 0.15
                                                        ======         ======


                     See notes to Consolidated Financial Statements.




                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                   (Unaudited)

                                                    June 30,        December 31,
Assets                                                2000             1999
------                                            -----------      -----------
Cash and cash equivalents                           $ 6,841           $ 7,471
Accounts receivable and accrued interest:
   Cardmember receivables, less reserves:
     2000, $834; 1999, $728                          22,753            22,541
   Other receivables, less reserves:
     2000, $97; 1999, $78                             4,242             3,926
Investments                                          42,838            43,052
Loans:
   Cardmember lending, less reserves:
     2000, $510; 1999, $581                          17,255            17,666
   International banking, less reserves:
     2000, $166; 1999, $169                           4,981             4,928
   Other, net                                         1,076               988
Separate account assets                              36,458            35,895
Deferred acquisition costs                            3,384             3,235
Land, buildings and equipment--at cost, less
   accumulated depreciation: 2000, $2,128;
   1999, $2,109                                       2,190             1,996
Other assets                                          6,535             6,819
                                                    -------           -------
   Total assets                                   $ 148,553         $ 148,517
                                                    =======           =======

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                               $  13,533         $  12,197
Travelers Cheques outstanding                         6,900             6,213
Accounts payable                                      9,103             7,309
Insurance and annuity reserves:
   Fixed annuities                                   19,939            20,552
   Life and disability policies                       4,564             4,459
Investment certificate reserves                       6,546             5,951
Short-term debt                                      26,170            30,627
Long-term debt                                        4,836             5,995
Separate account liabilities                         36,458            35,895
Other liabilities                                     9,495             8,724
                                                    -------           -------
   Total liabilities                                137,544           137,922
                                                    -------           -------

Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                    500               500

Shareholders' equity:
   Common shares, $.20 par value, authorized
      3.6 billion shares; issued and outstanding
      1,333 million shares in 2000 and 1,341
      million shares in 1999                            267               268
   Capital surplus                                    5,309             5,196
   Retained earnings                                  5,535             5,033
   Other comprehensive income, net of tax:
     Net unrealized securities losses                  (504)             (296)
     Foreign currency translation adjustments           (98)             (106)
                                                    -------           -------
   Accumulated other comprehensive loss                (602)             (402)
                                                    -------           -------
     Total shareholders' equity                      10,509            10,095
                                                    -------           -------
   Total liabilities and shareholders' equity     $ 148,553         $ 148,517
                                                    =======           =======

                     See notes to Consolidated Financial Statements.




                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)


                                                             Six Months Ended
                                                                 June 30,
                                                           -------------------
                                                           2000           1999
                                                           ----           ----

Cash Flows from Operating Activities
Net income                                              $ 1,396         $1,221
Adjustments to reconcile net income
  to net cash provided by operating activities:
    Provisions for losses and benefits                    1,284          1,137
    Depreciation, amortization, deferred taxes
      and other                                             307            144
    Changes in operating assets and liabilities,
      net of effects of acquisitions and dispositions:
        Accounts receivable and accrued interest           (276)          (499)
        Other assets                                        330             86
        Accounts payable and other liabilities            2,254          1,779
    Increase in Travelers Cheques outstanding               694            504
    Increase in insurance reserves                           90             86
                                                          -----          -----
Net cash provided by operating activities                 6,079          4,458
                                                          -----          -----

Cash Flows from Investing Activities
Sale of investments                                         809          1,390
Maturity and redemption of investments                    3,016          3,367
Purchase of investments                                  (3,986)        (6,534)
Net increase in Cardmember receivables                   (1,231)          (981)
Cardmember loans/receivables sold to trust, net           3,203          2,492
Proceeds from repayment of loans                         12,052         10,684
Issuance of loans                                       (15,344)       (12,529)
Purchase of land, buildings and equipment                  (367)          (332)
Sale of land, buildings and equipment                        25              8
Dispositions/acquisitions, net of cash sold/acquired        214            (27)
                                                          -----          -----
Net cash used in investing activities                    (1,609)        (2,462)
                                                          -----          -----

Cash Flows from Financing Activities
Net increase (decrease) in customers' deposits            1,400         (1,283)
Sale of annuities and investment certificates             2,685          2,790
Redemption of annuities and investment certificates      (2,851)        (2,521)
Net increase (decrease) in debt with maturities of
  three months or less                                    1,200         (2,214)
Issuance of debt                                          5,352         10,007
Principal payments on debt                              (12,139)        (6,093)
Issuance of American Express common shares                  111            137
Repurchase of American Express common shares               (683)          (634)
Dividends paid                                             (206)          (202)
                                                          -----          -----
Net cash used in financing activities                    (5,131)           (13)
                                                          -----          -----
Effect of exchange rate changes on cash                      31             21
                                                          -----          -----
Net (decrease) increase in cash and cash equivalents       (630)         2,004

Cash and cash equivalents at beginning of period          7,471          4,092
                                                          -----          -----
Cash and cash equivalents at end of period              $ 6,841        $ 6,096
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

   Cardmember lending net finance charge revenue is presented net of interest expense of $258 million and $156 million for the second quarter of 2000 and 1999, respectively, and $490 million and $312 million for the six months ended June 30, 2000 and 1999, respectively. Interest and dividends is presented net of interest expense of $141 million and $110 million for the second quarter of 2000 and 1999, respectively, and $274 million and $231 million for the six months ended June 30, 2000 and 1999, respectively, related primarily to the company's international banking operations.

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

   During the second quarter of 2000, the company's shareholders approved an increase in authorized shares to effectuate a three-for-one stock split for shareholders of record as of April 25, 2000. All of the information in this financial report reflects the effect of the stock split.

2. Investment Securities

   The following is a summary of investments at June 30, 2000 and December 31, 1999:

                                                    June 30,      December 31,
    (in millions)                                     2000            1999
                                                    --------      ------------
   Held to Maturity, at amortized cost (fair
      value: 2000, $8,766; 1999, $9,218)
                                                     $ 8,821           $ 9,221
   Available for Sale, at fair value (cost:
      2000, $30,591; 1999, $30,053)
                                                      29,777            29,570
   Investment mortgage loans (fair value: 2000,
      $3,922; 1999, $3,901)                            3,979             3,984
   Trading                                               261               277
                                                    --------          --------
      Total                                         $ 42,838          $ 43,052
                                                    ========          ========



3. Comprehensive Income

   Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2000 and 1999 were as follows:


                                     Three Months Ended       Six Months Ended
                                          June 30,                June 30,
                                     ------------------     -------------------
    (in millions)                      2000       1999         2000       1999
                                     ------------------     -------------------
    Net income                        $ 740      $ 646      $ 1,396     $ 1,221
    Change in:
      Net unrealized securities
        gains/losses                   (138)      (384)        (208)       (594)
      Foreign currency translation
        adjustments                       1          1            9          13
                                      -----      -----      -------       -----
    Total                             $ 603      $ 263      $ 1,197       $ 640
                                      =====      =====      =======       =====


4. Taxes and Interest

   Net income taxes paid during the six months ended June 30, 2000 and 1999 were approximately $346 million and $225 million, respectively. Interest paid during the six months ended June 30, 2000 and 1999 was approximately $1.7 billion and $1.2 billion, respectively.


5. Earnings per Share

   The computations of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 2000 and 1999 are as follows:


    (in millions, except per         Three Months Ended      Six Months Ended
    share amounts)                        June 30,               June 30,
                                    -------------------     ------------------
                                        2000      1999        2000       1999
                                    -------------------     ------------------
   Numerator: Net income               $ 740      $ 646     $ 1,396    $ 1,221

   Denominator:
   Denominator for basic EPS -
     weighted-average shares           1,328      1,342       1,330      1,342
   Effect of dilutive securities:
     Stock Options, Restricted
       Stock Awards and other             33         29          31         28
                                       -----      -----       -----      -----
     Potentially dilutive
       common shares                      33         29          31         28
                                       -----      -----       -----      -----
   Denominator for diluted EPS         1,361      1,371       1,361      1,370
                                       -----      -----       -----      -----

   Basic EPS                          $ 0.56     $ 0.48      $ 1.05     $ 0.91
                                      ======     ======      ======     ======

   Diluted EPS                        $ 0.54     $ 0.47      $ 1.03     $ 0.89
                                      ======     ======      ======     ======


6. Segment Information

   The following tables present three and six-month results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at TRS, and provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA:


    Net Revenues                 Three Months Ended       Six Months Ended
      (managed basis)                 June 30,                June 30,
                               ---------------------    --------------------
    (in millions)                 2000        1999         2000       1999
                               ---------------------    --------------------
    Travel Related Services    $ 4,278     $ 3,669      $ 8,322     $ 7,103
    American Express
      Financial Advisors         1,081         916        2,100       1,802
    American Express Bank/
      Travelers Cheque             262         259          513         506
    Corporate and Other            (63)        (33)        (118)        (75)
                               -------     -------     --------     -------
    Total                      $ 5,558     $ 4,811     $ 10,817     $ 9,336
                               =======     =======     ========     =======


    Revenues (GAAP basis)        Three Months Ended       Six Months Ended
                                      June 30,                June 30,
                               ----------------------   --------------------
    (in millions)                 2000         1999        2000       1999
                               ----------------------   --------------------
    Travel Related Services    $ 4,230      $ 3,678     $ 8,185     $ 7,099
    American Express
      Financial Advisors         1,541        1,394       3,047       2,739
    American Express Bank/
      Travelers Cheque             262          259         513         506
    Corporate and Other            (63)         (33)       (118)        (75)
                               -------      -------    --------    --------
    Total                      $ 5,970      $ 5,298    $ 11,627    $ 10,269
                               =======      =======    ========    ========


   Net Income                     Three Months Ended        Six Months Ended
                                       June 30,                 June 30,
                               -----------------------  ----------------------
   (in millions)                  2000         1999        2000         1999
                               -----------------------  ----------------------
   Travel Related Services       $ 472        $ 411       $ 888        $ 774
   American Express
     Financial Advisors            275          242         520          456
   American Express Bank/
     Travelers Cheque               40           38          80           79
   Corporate and Other             (47)         (45)        (92)         (88)
                                 -----        -----     -------      -------
   Total                         $ 740        $ 646     $ 1,396      $ 1,221
                                 =====        =====     =======      =======

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 2000 and the related consolidated statements of income for the three and six-month periods ended June 30, 2000 and 1999 and consolidated statements of cash flows for the six-month periods ended June 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 3, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/Ernst & Young LLP

New York, New York
August 11, 2000

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2000

The company's consolidated net income rose 15 percent and 14 percent and diluted earnings per share rose 15 percent and 16 percent in the three and six-month periods ended June 30, 2000, respectively. The company's return on equity was
25.5 percent.

Consolidated net revenues on a managed basis grew 16 percent for both the three and six-month periods ended June 30, 2000, reflecting an increase in worldwide billed business and Cardmember loans at Travel Related Services (TRS) and greater management and distribution fees at American Express Financial Advisors
(AEFA). Consolidated expenses rose due to greater marketing and promotion and interest costs, larger provisions for losses, and higher human resource and operating expenses. The increases were principally due to greater volume and business building initiatives.

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


Consolidated Liquidity and Capital Resources

In the first six months of 2000, the company repurchased 13.8 million common shares at an average price of $49.51 per share under its repurchase program.

In the first quarter of 2000, the company entered into an agreement under which a third party will purchase up to 9 million company common shares in the open market over a period of up to eight months. During the term of the agreement the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. As of June 30, 2000, 1,161,800 shares have been purchased pursuant to this agreement. The foregoing is in addition to a similar agreement entered into in August 1999 under which a third party purchased 21 million of the company's common shares at an average purchase price of approximately $49 per share. During the first six months of 2000, net settlements under the August 1999 agreement resulted in the company receiving 1,186,337 shares. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program.

Other Matters

During the second quarter of 2000, the company's shareholders approved an increase in authorized shares to effectuate a three-for-one stock split for shareholders of record as of April 25, 2000. All of the information in this financial report reflects the effect of the stock split.

Beginning in the third quarter of 2000, the Travelers Cheque operations, which are currently included in the American Express Bank/Travelers Cheque segment, will be reported in the same segment as TRS, to reflect recent organizational changes.


Travel Related Services

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999


                                                         Statements of Income
                                                         --------------------
                                                      (Unaudited, Managed Basis)


(Dollars in millions)
                                       Three Months Ended                    Six Months Ended
                                            June 30,                             June 30,
                                      -------------------- Percentage     -------------------- Percentage
                                        2000       1999    Inc/(Dec)        2000       1999    Inc/(Dec)
                                      -------------------------------     --------------------------------

Net Revenues:
  Discount Revenue                   $ 1,949    $ 1,662      17.3 %      $ 3,754    $ 3,175       18.2 %
  Net Card Fees                          411        393       4.6            816        796        2.5
  Travel Commissions and Fees            507        469       8.3            945        895        5.6
  Other Revenues                         848        669      26.6          1,689      1,310       29.1
  Lending:
    Finance Charge Revenue               948        684      38.7          1,835      1,335       37.4
    Interest Expense                     385        208      85.2            717        408       76.0
                                       -----      -----                    -----      -----
      Net Finance Charge Revenue         563        476      18.4          1,118        927       20.5
                                       -----      -----                    -----      -----
        Total Net Revenues             4,278      3,669      16.6          8,322      7,103       17.2
                                       -----      -----                    -----      -----
Expenses:
  Marketing and Promotion                330        267      23.6            648        537       20.6
  Provision for Losses and Claims:
    Charge Card                          344        288      19.4            622        521       19.5
    Lending                              332        260      27.9            668        542       23.2
    Other                                 20         14      42.3             40         27       46.7
                                       -----      -----                    -----      -----
      Total                              696        562      23.9          1,330      1,090       22.0
                                       -----      -----                    -----      -----
  Charge Card Interest Expense           350        257      36.4            663        497       33.1
  Human Resources                      1,028        968       6.2          2,026      1,880        7.8
  Other Operating Expenses             1,147        987      16.2          2,292      1,917       19.7
                                       -----      -----                    -----      -----
        Total Expenses                 3,551      3,041      16.8          6,959      5,921       17.5
                                       -----      -----                    -----      -----
Pretax Income                            727        628      15.7          1,363      1,182       15.2
Income Tax Provision                     255        217      17.5            475        408       16.2
                                       -----      -----                    -----      -----
Net Income                             $ 472      $ 411      14.8          $ 888      $ 774       14.7
                                       =====      =====                    =====      =====



Travel Related Services

                                               Selected Statistical Information
                                               --------------------------------
                                                          (Unaudited)

(Amounts in billions, except where indicated)

                                     Three Months Ended              Six Months Ended
                                          June 30,                       June 30,
                                     ---------------- Percentage     ----------------  Percentage
                                     2000     1999    Inc/(Dec)       2000     1999    Inc/(Dec)
                                     --------------------------      --------------------------

Total Cards in Force (millions):
  United States                      32.5      28.7      13.1%        32.5      28.7      13.1%
  Outside the United States          16.9      15.2      11.2         16.9      15.2      11.2
                                     ----      ----                   ----      ----
    Total                            49.4      43.9      12.5         49.4      43.9      12.5
                                     ====      ====                   ====      ====
Basic Cards in Force (millions):
  United States                      25.3      22.5      12.6         25.3      22.5      12.6
  Outside the United States          12.9      11.7      10.4         12.9      11.7      10.4
                                     ----      ----                   ----      ----
    Total                            38.2      34.2      11.8         38.2      34.2      11.8
                                     ====      ====                   ====      ====
Card Billed Business:
  United States                    $ 55.8    $ 46.0      21.5       $106.4    $ 87.6      21.5
  Outside the United States          18.7      16.4      13.3         36.4      31.6      14.9
                                   ------    ------                 ------    ------
    Total                          $ 74.5    $ 62.4      19.3       $142.8    $119.2      19.8
                                   ======    ======                 ======    ======
Average Discount Rate (A)            2.69%     2.73%        -         2.70%     2.73%        -
Average Basic Cardmember
  Spending (dollars) (A)          $ 2,085   $ 1,933       7.9      $ 4,069   $ 3,714       9.6
Average Fee per Card -
  Managed (dollars) (A)              $ 36      $ 38      (5.3)        $ 36      $ 39      (7.7)
Non-Amex Brand (B):
  Cards in Force (millions)           0.6       0.2         #          0.6       0.2         #
  Billed Business                   $ 0.7     $ 0.2         #        $ 1.3     $ 0.3         #
Travel Sales                        $ 6.2     $ 6.0       2.9        $11.7     $11.4       3.2
Travel Commissions and
  Fees/Sales (C)                      8.2%      7.8%        -          8.1%      7.9%        -
Managed Charge Card Receivables:
  Total Receivables                 $27.4     $24.6      11.3        $27.4     $24.6      11.3
  90 Days Past Due as a % of Total    2.4%      2.6%        -          2.4%      2.6%        -
  Loss Reserves (millions)          $ 986     $ 932       5.9        $ 986     $ 932       5.9
    % of Receivables                  3.6%      3.8%        -          3.6%      3.8%        -
    % of 90 Days Past Due             153%      148%        -          153%      148%        -
  Net Loss Ratio                     0.36%     0.39%        -         0.35%     0.41%        -
Managed U.S. Cardmember Lending:
  Total Loans                       $25.9     $18.3      41.8        $25.9     $18.3      41.8
  Past Due Loans as a % of Total:
    30-89 Days                        1.6%      1.8%        -          1.6%      1.8%        -
    90+ Days                          0.8%      0.9%        -          0.8%      0.9%        -
  Loss Reserves (millions):
    Beginning Balance               $ 689     $ 623      10.6        $ 672     $ 619       8.4
      Provision                       268       209      28.3          553       453      22.2
      Net Charge-Offs/Other          (271)     (230)     18.0         (539)     (470)     14.7
                                    -----     -----                  -----     -----
    Ending Balance                  $ 686     $ 602      13.9        $ 686     $ 602      13.9
                                    =====     =====                  =====     =====
    % of Loans                        2.6%      3.3%        -          2.6%      3.3%        -
    % of Past Due                     109%      124%        -          109%      124%        -
  Average Loans                     $25.2     $17.4      44.7        $24.4     $17.1      43.1
  Net Write-Off Rate                  4.4%      5.3%        -          4.5%      5.6%        -
  Net Interest Yield                  7.4%      9.3%        -          7.6%      9.3%        -

(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.
 #  Denotes variance of more than 100%.

Travel Related Services

Travel Related Services' (TRS) net income rose 15 percent for both the three and six-month periods ended June 30, 2000 compared with a year ago. Net revenues increased 17 percent in both periods, reflecting higher billed business as well as strong growth in Cardmember loans.

The improvement in discount revenue for the three and six-month periods ended June 30, 2000, compared with a year ago, is the result of higher billed business, reflecting an increase of 5.5 million cards in force, up 12 percent from a year ago, and greater average spending per Cardmember, partially offset by a decline in the discount rate in the second quarter of 2000. The higher spending was driven by several factors, including rewards programs and expanded merchant coverage. The growth in billed business continued to be primarily the result of increases in retail and "everyday spend" categories; the rate of growth in airline billings also continued to improve. The increase in cards in force reflects more proactive consumer card and small business services activities over the past year, including the successful launch of Blue and co-branded Costco cards. The decline in the second quarter discount rate from a year ago reflects the cumulative impact on our mix of business of stronger than average growth in lower rate retail and other "everyday spend" merchant categories. Growth in travel commissions and fees reflects new fees related to certain client services, which were partly offset by continued cost containment efforts by airlines and corporate clients. The net interest yield on Cardmember loans decreased for the three and six-month periods ended June 30, 2000 compared with a year ago, reflecting a higher percentage of loan balances on introductory rates and a broader mix of lower rate products. Other revenues increased for both periods, reflecting higher fee income, greater foreign exchange conversion revenue and acquisitions.

The provision for losses on the charge card and lending portfolios grew for the three and six-month periods ended June 30, 2000 as a result of higher volume, partly offset by a continued improvement in credit quality in the lending portfolio. Charge Card interest expense rose for both periods due to higher volumes and increased borrowing costs. Marketing and promotion expenses rose in both periods as a result of increased card acquisition and media advertising activities. Human resource expenses increased for both periods as a result of a higher average number of employees and merit increases. Other operating expenses increased on higher costs related to business growth, Cardmember loyalty programs and various business building initiatives. Included in other operating expenses for the current quarter was a gain on the sale of an international leisure travel business; other operating expenses for the six-month period ended June 30, 2000 also included a gain on an investment in an Internet company that TRS was required to write-up when that company was acquired by a third party. These gains were offset by increased spending on Internet activities in both periods and other business building initiatives in the current quarter and, therefore, had no material impact on net income or total expenses in either period.


Travel Related Services

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized pretax gains of $80 million ($52 million after-tax) and $99 million ($64 million after-tax) in the second quarter of 2000 and 1999, respectively, and $115 million ($75 million after-tax) and $99 million
($64 million after-tax) for the six months ended June 30, 2000 and 1999, respectively, related to the securitization of U.S. receivables. These gains were invested in additional card acquisition activities and had no material impact on net income, total net revenues or total expenses in any period. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.

(Dollars in millions)

                                     Three Months Ended                 Three Months Ended
                                        June 30, 2000                      June 30, 1999
                              --------------------------------     ---------------------------------
                              Managed    Securitization   GAAP     Managed    Securitization    GAAP
                               Basis        Effect       Basis      Basis        Effect        Basis
                              -------   ---------------  -----     -------   ---------------   -----

Net Revenues:
  Other Revenues               $ 848         $ 273     $ 1,121       $ 669       $ 176         $ 845
  Lending Net Finance
    Charge Revenue               563          (321)        242         476        (167)          309
  Total Net Revenues           4,278           (48)      4,230       3,669           9         3,678
Expenses:
  Marketing and Promotion        330            48         378         267          58           325
  Provision for Losses
    and Claims:
      Charge Card                344           (42)        302         288         (39)          249
      Lending                    332          (162)        170         260        (123)          137
  Charge Card Interest
    Expense                      350           (55)        295         257         (59)          198
  Net Discount Expense             -           131         131           -         131           131
  Other Operating Expenses     1,147            32       1,179         987          41         1,028
  Total Expenses               3,551           (48)      3,503       3,041           9         3,050
Pretax Income                  $ 727           $ -       $ 727       $ 628         $ -         $ 628
                               ---------------------------------------------------------------------


                                       Six Months Ended                   Six Months Ended
                                        June 30, 2000                      June 30, 1999
                              --------------------------------     ---------------------------------
                              Managed    Securitization   GAAP     Managed    Securitization    GAAP
                               Basis        Effect       Basis      Basis        Effect        Basis
                              -------   ---------------  -----     -------   ---------------   -----

Net Revenues:
  Other Revenues             $ 1,689         $ 447     $ 2,136     $ 1,310       $ 267       $ 1,577
  Lending Net Finance
    Charge Revenue             1,118          (584)        534         927        (271)          656
  Total Net Revenues           8,322          (137)      8,185       7,103          (4)        7,099
Expenses:
  Marketing and Promotion        648            69         717         537          58           595
  Provision for Losses
    and Claims:
      Charge Card                622           (79)        543         521         (90)          431
      Lending                    668          (322)        346         542        (170)          372
  Charge Card Interest
    Expense                      663          (108)        555         497        (116)          381
  Net Discount Expense             -           257         257           -         273           273
  Other Operating Expenses     2,292            46       2,338       1,917          41         1,958
  Total Expenses               6,959          (137)      6,822       5,921          (4)        5,917
Pretax Income                $ 1,363           $ -     $ 1,363     $ 1,182         $ -       $ 1,182
                               ---------------------------------------------------------------------


Travel Related Services

Liquidity and Capital Resources

                                                   Selected Balance Sheet Information
                                                   ----------------------------------
                                                        (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)

                                      June 30,     December 31,   Percentage    June 30,     Percentage
                                        2000           1999       Inc/(Dec)       1999       Inc/(Dec)
                                    -------------  -------------  ----------  -------------- -----------
Accounts Receivable, net                  $ 25.9         $ 25.3         2.1 %        $ 21.7        19.2 %
U.S. Cardmember Loans                     $ 15.4         $ 16.1        (4.3)         $ 12.8        20.5
Total Assets                              $ 54.1         $ 56.3        (3.9)         $ 46.9        15.3
Short-term Debt                           $ 27.9         $ 31.4       (11.2)         $ 25.8         8.0
Long-term Debt                             $ 3.2          $ 4.4       (26.0)          $ 4.8       (33.2)
Total Liabilities                         $ 48.4         $ 50.9        (5.0)         $ 41.6        16.2
Total Shareholder's Equity                 $ 5.7          $ 5.4         6.9           $ 5.3         8.5
Return on Average Equity*                  31.2%          30.1%           -           28.8%           -
Return on Average Assets*                   3.2%           3.2%           -            3.3%           -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


In the first and second quarters of 2000, the American Express Credit Account Master Trust (the Trust) securitized $1 billion and $2.2 billion of loans, respectively, through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Special Purchase Account revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products.

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


American Express Financial Advisors

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999


                                                        Statements of Income
                                                        --------------------
                                                             (Unaudited)

(Dollars in millions)

                                          Three Months Ended                 Six Months Ended
                                               June 30,                          June 30,
                                        ------------------  Percentage      -----------------   Percentage
                                          2000       1999   Inc/(Dec)          2000      1999   Inc/(Dec)
                                        -----------------------------       -----------------------------

Net Revenues:
  Investment Income                      $ 592      $ 615       (3.7) %     $ 1,164   $ 1,210       (3.8) %
  Management and Distribution Fees         701        553       27.0          1,389     1,075       29.3
  Other Revenues                           248        226        9.5            494       454        8.8
                                         -----      -----                     -----     -----
    Total Revenues                       1,541      1,394       10.6          3,047     2,739       11.3
  Provision for Losses and Benefits:
    Annuities                              254        273       (6.9)           513       543       (5.6)
    Insurance                              138        132        4.6            277       258        7.4
    Investment Certificates                 68         73       (6.2)           157       136       15.7
                                         -----      -----                     -----     -----
      Total                                460        478       (3.6)           947       937        1.1
                                         -----      -----                     -----     -----
    Net Revenues                         1,081        916       18.0          2,100     1,802       16.6
                                         -----      -----                     -----     -----
Expenses:
  Human Resources                          528        430       22.8          1,026       846       21.3
  Other Operating Expenses                 156        133       17.4            322       291       11.0
                                         -----      -----                     -----     -----
    Total Expenses                         684        563       21.5          1,348     1,137       18.6
                                         -----      -----                     -----     -----
Pretax Income                              397        353       12.4            752       665       13.1
Income Tax Provision                       122        111        9.3            232       209       10.7
                                         -----      -----                     -----     -----
Net Income                               $ 275      $ 242       13.8          $ 520     $ 456       14.1
                                         =====      =====                     =====     =====


American Express Financial Advisors

                                                                    Selected Statistical Information
                                                                    --------------------------------
                                                                             (Unaudited)

(Dollars in millions, except percentages and where indicated)

                                               Three Months Ended                      Six Months Ended
                                                    June 30,                                June 30,
                                              -------------------- Percentage        -------------------- Percentage
                                                  2000       1999  Inc/(Dec)              2000      1999  Inc/(Dec)
                                              --------------------------------       --------------------------------
Life Insurance in Force (billions)               $ 93.8     $ 84.6       10.9  %         $ 93.8    $ 84.6       10.9  %
Deferred Annuities in Force (billions)           $ 48.3     $ 44.8        7.8            $ 48.3    $ 44.8        7.8
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions                $ 56.1     $ 49.8       12.7            $ 56.1    $ 49.8       12.7
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                      36.5       30.1       21.3              36.5      30.1       21.3
      Other Owned Assets                           39.9       37.8        5.5              39.9      37.8        5.5
                                                -------    -------                      -------   -------
        Total Owned Assets                         76.4       67.9       12.5              76.4      67.9       12.5
    Managed Assets                                119.6      102.1       17.1             119.6     102.1       17.1
    Administered Assets                            34.1       20.8       64.1              34.1      20.8       64.1
                                                -------    -------                      -------   -------
      Total                                     $ 286.2    $ 240.6       19.0           $ 286.2   $ 240.6       19.0
                                                =======    =======                      =======   =======
Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                    $ (2,301)    $1,520          -              $ 31    $2,432      (98.7)
    Other Owned Assets                            $ (90)    $ (395)     (77.2)           $ (210)   $ (599)     (64.9)
  Total Managed Assets                         $ (6,488)    $5,329          -             $ 532    $8,347      (93.6)
Cash Sales:
  Mutual Funds                                 $ 10,376     $8,872       17.0          $ 22,480  $ 17,355       29.7
  Annuities                                       1,566        980       59.8             2,928     1,773       65.1
  Investment Certificates                           871        835        4.3             1,706     1,537       11.0
  Life and Other Insurance Products                 219        169       29.9               455       327       39.7
  Institutional                                   1,557      1,432        8.7             3,108     2,175       42.9
  Other                                             661        805      (18.0)            1,235     1,696      (27.2)
                                               --------   --------                     --------  --------
Total Cash Sales                               $ 15,250   $ 13,093       16.5          $ 31,912  $ 24,863       28.4
                                               ========   ========                     ========  ========
Number of Financial Advisors                     11,486     10,489        9.5            11,486    10,489        9.5
Fees from Financial Plans and
  Advice Services                                $ 23.9     $ 22.8        4.6            $ 50.1    $ 44.1       13.8
Percentage of Total Sales from Financial
  Plans and Advice Services                       66.1%      65.2%          -             66.5%     65.8%          -


Note: In the first quarter of 2000, reporting of data related to cash sales and assets owned, managed and administered was revised to better reflect
      AEFA's multiple sales channel strategy and broadening of its product portfolio through additional non-proprietary offerings.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) net income rose 14 percent for both the three and six-month periods ended June 30, 2000 compared with a year ago. Net revenues and earnings grew in both periods due to greater fee revenues. Management fees rose as a result of increased managed asset levels, including separate account assets; distribution fees also grew reflecting greater mutual fund sales and asset levels. The increase in managed assets from a year ago reflects positive net sales and market appreciation over the past twelve months, despite market depreciation during the second quarter of 2000. Investment income, net of provisions for losses and benefits, decreased in both periods due to a lower average yield on invested assets, partly offset by a higher average level of invested assets; additionally, the six-month period includes losses related to the high-yield investment portfolio. Other revenues benefited from higher insurance premiums and greater fees from financial planning and advice services.

Human resources expenses rose for both the three and six-month periods ended June 30, 2000, largely as a result of an increase in advisors' compensation, reflecting growth in sales, asset levels, the new advisor platforms, and the number of financial advisors. Other operating expenses also increased from year-ago levels due to higher business volumes and ongoing investments to build the business.



American Express Financial Advisors

Liquidity and Capital Resources

                                             Selected Balance Sheet Information
                                             ----------------------------------
                                                         (Unaudited)
(Dollars in billions, except percentages)

                                 June 30,    December 31,  Percentage    June 30,     Percentage
                                   2000          1999      Inc/(Dec)       1999       Inc/(Dec)
                               ------------- ------------- ----------- -------------  ----------

Investments                          $ 30.0        $ 30.3        (0.7)%      $ 30.7        (2.0)%
Separate Account Assets              $ 36.5        $ 35.9         1.6        $ 30.1        21.3
Total Assets                         $ 76.4        $ 74.6         2.4        $ 67.9        12.5
Client Contract Reserves             $ 31.0        $ 31.0         0.3        $ 30.8         0.9
Total Liabilities                    $ 72.4        $ 70.7         2.4        $ 63.9        13.3
Total Shareholder's Equity            $ 4.0         $ 3.9         2.6         $ 4.0           -
Return on Average Equity*             23.1%         22.9%           -         22.8%           -

* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.


Separate account assets and liabilities increased from December 31, 1999, primarily due to higher net sales.



American Express Bank/Travelers Cheque (AEB/TC)

Results of Operations for the Three and Six Months Ended June 30, 2000 and 1999


                                                    Statements of Income
                                                    --------------------
                                                        (Unaudited)
(Dollars in millions)

                                       Three Months Ended               Six Months Ended
                                            June 30,                        June 30,
                                        --------------   Percentage     --------------   Percentage
                                         2000     1999   Inc/(Dec)       2000     1999   Inc/(Dec)
                                        -------------------------       -------------------------

Net Revenues:
  Interest Income                       $ 183    $ 183      (0.1)%      $ 366    $ 376      (2.7)%
  Interest Expense                        120      108      10.5          238      228       4.3
                                         ----     ----                   ----     ----
    Net Interest Income                    63       75     (15.5)         128      148     (13.5)
  TC Investment Income                     98       86      13.6          189      166      14.3
  Commissions and Fees                     59       47      26.0          113       89      26.3
  Foreign Exchange Income &
    Other Revenue                          42       51     (18.1)          83      103     (19.5)
                                         ----     ----                   ----     ----
    Total Net Revenues                    262      259       1.1          513      506       1.4
                                         ----     ----                   ----     ----
Expenses:
  Human Resources                          84       85      (0.5)         168      166       0.9
  Other Operating Expenses                159      150       5.4          307      287       7.2
  Provision for Losses                     15       18     (15.5)          31       35     (10.2)
                                         ----     ----                   ----     ----
    Total Expenses                        258      253       1.9          506      488       3.8
                                         ----     ----                   ----     ----
Pretax Income                               4        6     (34.0)           7       18     (62.8)
Income Tax Benefit                        (36)     (32)     13.4          (73)     (61)     20.5
                                         ----     ----                   ----     ----
Net Income                               $ 40     $ 38       6.0         $ 80     $ 79       1.4
                                         ====     ====                   ====     ====


                                                     Selected Statistical Information
                                                     --------------------------------

(Amounts in billions, except percentages)

                                         Three Months Ended                  Six Months Ended
                                              June 30,                           June 30,
                                         ------------------ Percentage       ----------------- Percentage
                                           2000      1999   Inc/(Dec)          2000     1999   Inc/(Dec)
                                         -----------------------------       ----------------------------

American Express Bank:
  Assets Managed */ Administered             $10.3    $ 7.0      47.4  %        $10.3    $ 7.0      47.4  %
  Assets of Non-Consolidated Joint
    Ventures                                 $ 2.3    $ 2.2       8.0           $ 2.3    $ 2.2       8.0
Travelers Cheque:
  Sales                                      $ 6.7    $ 6.1      10.6           $11.8    $10.6      10.5
  Average Outstanding                        $ 6.5    $ 6.1       7.3           $ 6.3    $ 6.0       6.0
  Average Investments                        $ 6.2    $ 5.7       7.4           $ 6.1    $ 5.7       6.8
  Tax Equivalent Yield                        8.9%     8.8%         -            8.9%     8.8%         -

*  Includes assets managed by American Express Financial Advisors.

American Express Bank/Travelers Cheque (AEB/TC)

AEB/TC net income for the three and six-month periods ended June 30, 2000 rose 6% and 1%, respectively, from a year ago. Net income at American Express Bank rose for both periods. Net interest income declined from a year ago, primarily due to the effects of a lower loan portfolio and higher funding costs. Commissions and fees grew on greater Private Banking, Correspondent Banking and Personal Financial Services fees. Foreign exchange income and other revenue declined due to lower security gains and joint venture earnings in the second quarter of 2000; additionally, the decline for the six-month period reflects a decrease in client related trading activities due to the stabilization of currencies in key markets. Human resources expenses declined for both periods from a year ago, reflecting personnel reductions as AEB rationalizes certain country activities. Travelers Cheque results for the second quarter of 2000 rose slightly from a year ago but were essentially flat for the six-month period. Results for both periods reflect strong sales and greater investment income, as well as higher other operating expenses on increased business building initiatives.


American Express Bank/Travelers Cheque (AEB/TC)

Liquidity and Capital Resources

                                                             Selected Balance Sheet Information
                                                             ----------------------------------
                                                                         (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                 June 30,     December 31,   Percentage    June 30,    Percentage
                                                   2000           1999       Inc/(Dec)       1999      Inc/(Dec)
                                                 --------     ------------   ---------    ---------    ---------

Total Assets                                        $ 20.2        $ 18.9        6.9 %       $ 18.7        7.8 %
Total Liabilities                                   $ 19.2        $ 18.0        6.8         $ 17.7        8.8
Total Shareholder's Equity (millions)                $ 956         $ 875        9.3        $ 1,048       (8.8)
Return on Average Assets*                            0.80%         0.82%          -          0.86%          -
Return on Average Common Equity*                     17.6%         17.5%          -          18.5%          -
American Express Bank:
   Shareholder's Equity (millions)                   $ 707         $ 691        2.4          $ 714       (1.0)
   Total Loans                                       $ 5.1         $ 5.1        0.2          $ 5.2       (2.3)
   Total Non-performing Loans (millions)             $ 174         $ 168        3.8          $ 210      (17.0)
   Other Non-performing Assets (millions)             $ 36          $ 37       (0.1)          $ 55      (33.5)
   Reserve for Credit Losses (millions)**            $ 187         $ 189       (0.9)         $ 249      (25.1)
   Loan Loss Reserves as a
     Percentage of Total Loans                        3.3%          3.3%          -           4.1%          -
   Deposits                                          $ 8.2         $ 8.3       (2.0)         $ 8.0        2.1
   Risk-Based Capital Ratios:
      Tier 1                                         10.3%          9.9%          -           9.8%          -
      Total                                          11.9%         12.0%          -          12.1%          -
   Leverage Ratio                                     5.8%          5.6%          -           5.7%          -
Travelers Cheque:
   Travelers Cheque Investments                      $ 6.7         $ 6.0       12.1          $ 6.3        6.0
   Travelers Cheques Outstanding                     $ 6.9         $ 6.2       11.1          $ 6.3        9.1


* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

**  Allocation (millions):
     Loans                                           $ 166         $ 169                     $ 216
     Other Assets, primarily derivatives                16            16                        32
     Other Liabilities                                   5             4                         1
                                                     -----         -----                     -----
       Total Credit Loss Reserves                    $ 187         $ 189                     $ 249
                                                     =====         =====                     =====


AEB had loans outstanding of $5.1 billion at June 30, 2000, unchanged from December 31, 1999, and down from $5.2 billion at June 30, 1999. The reduction since second quarter 1999 resulted from a $330 million decrease in corporate and correspondent banking loans, partially offset by an increase in consumer and private banking loans of $153 million ($500 million excluding the effect of asset sales and securitizations in the consumer loan portfolio). Since December 31, 1999, corporate and correspondent bank loans fell by $40 million and consumer and private banking loans rose by $24 million. As of June 30, 2000, consumer and private banking loans comprised 37% of total loans versus 35% at December 31, 1999 and 33% at June 30, 1999.

As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.2 billion to AEB's credit exposures at June 30, 2000, compared with $7.6 billion at both June 30, 1999 and December 31, 1999. Of the $7.2 billion of additional exposures at June 30, 2000, $4.8 billion were relatively less risky cash and securities related balances.


                                             American Express Bank
                                        Exposures By Country and Region
                                                    (Unaudited)
 ($ in billions)
                                                     Net
                                                 Guarantees               6/30/00      12/31/99
                                    FX and          and                    Total          Total
 Country                   Loans   Derivatives   Contingents   Other*   Exposure**     Exposure**
 ---------                 -----   -----------   -----------   ------   ----------     ----------

 Hong Kong                  $0.5             -        $0.1       $0.1         $0.6         $0.8
 Indonesia                   0.1             -         0.1        0.1          0.3          0.4
 Singapore                   0.5             -         0.1        0.1          0.6          0.6
 Korea                       0.2             -           -        0.3          0.5          0.3
 Taiwan                      0.2             -           -        0.1          0.4          0.4
 China                         -             -           -          -            -            -
 Japan                         -             -           -          -          0.1          0.1
 Thailand                      -             -           -          -            -            -
 Other                       0.1             -           -        0.1          0.2          0.3
                          ------   -----------   ---------   --------   ----------   ----------
   Total Asia/Pacific
       Region**              1.6             -         0.4        0.7          2.7          2.9
                          ------   -----------  ----------   --------   ----------   ----------
 Chile                       0.2             -           -        0.1          0.4          0.3
 Brazil                      0.2             -           -        0.1          0.3          0.3
 Mexico                      0.1             -           -          -          0.1          0.1
 Peru                          -             -           -          -            -            -
 Argentina                   0.1             -           -          -          0.1          0.1
 Other                       0.2             -         0.2        0.1          0.5          0.5
                         -------   -----------  ----------   --------   ----------   ----------
   Total Latin America**     0.9             -         0.2        0.3          1.4          1.2
                         -------   -----------  ----------   --------   ----------   ----------
 India                       0.3             -         0.1        0.3          0.7          0.7
 Pakistan                    0.1             -           -        0.2          0.3          0.3
 Other                       0.1             -         0.1        0.1          0.2          0.2
                         -------   -----------  ----------   --------   -----------   ---------
   Total Subcontinent**      0.5             -         0.2        0.6          1.2          1.2
                         -------   -----------  ----------   --------   ----------   ----------
 Egypt                       0.3             -           -        0.2          0.5          0.5
 Other                       0.1             -           -          -          0.2          0.2
                         -------   -----------  ----------   --------   ----------    ---------
   Total Middle East
      & Africa**             0.4             -         0.1        0.2          0.7          0.8
                         -------   -----------  ----------   --------   ----------    ---------
   Total Europe***           1.4          $0.1         0.5        2.3          4.4          4.7
   Total North America**     0.3           0.1         0.2        1.3          1.8          2.0
                         -------   -----------  ----------   --------   ----------    ---------
 Total Worldwide**          $5.1          $0.2        $1.5       $5.4        $12.3        $12.7
                         =======   ===========  ==========   ========   ==========    =========

*   Includes cash, placements and securities.
**  Individual items may not add to totals due to rounding.
*** Total exposures at 6/30/00 and 12/31/99 include $5 million and $11 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

Corporate and Other

Corporate and Other reported net expenses of $47 million and $92 million for the three and six months ended June 30, 2000, respectively, compared with net expenses of $45 million and $88 million in the same periods a year ago. Results for the current quarter include an investment gain that was offset by expenses related to business building initiatives during the quarter. The six-month results for both years include a preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to business building initiatives in both years and by Y2K expenses a year ago.

                           PART II. OTHER INFORMATION

                            AMERICAN EXPRESS COMPANY

ITEM 1. LEGAL PROCEEDINGS

The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On June 30, 2000, the Court entered a judgment in favor of the Internal Revenue Service. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit on July 19, 2000.

Since October 1, 1999, eight former female financial advisors at American Express Financial Advisors ("AEFA") have filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. Five of the charges were filed with the EEOC in Minnesota, two in New Jersey and one in Michigan. The claimants are seeking monetary and injunctive relief. AEFA is responding to all charges. If this matter is not resolved at the EEOC and is filed in Federal Court, AEFA intends to vigorously defend the charges.

The two matters described above were previously reported in the Company's Form 10-Q for the quarter ended March 30, 2000.

On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS
FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 was commenced in U.S. District Court, District of Minnesota, Fourth Division. The original named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding the Company's Employee Benefits Administration Committee as a defendant. The parties are actively engaged in discovery. The plaintiff's motion for class certification was filed on July 31, 2000. The Company intends to file its motion opposing class certification on August 31, 2000. The Company believes it has meritorious defenses to such action and intends to pursue them vigorously.

        This matter was previously reported in the Company's Form 10-K for the year ended December 31, 1999.


Item 4.   Submission of Matters to a Vote of Security Holders

     For information relating to the matters voted upon at the Company's annual meeting for shareholders held on April 24, 2000, see Item 4 on page 24 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000, which is incorporated herein by reference.

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

            Form 8-K, dated June 27, 2000, Item 5, announcing a number of organizational changes.

            Form 8-K, dated July 24, 2000, Item 5, reporting the
            Company's earnings for the quarter ended June 30, 2000 and including a Second Quarter Earnings Supplement.

            Form 8-K/A, dated July 24, 2000, Item 5, amending the
            Company's earnings for the quarter ended June 30, 2000 and including a Second Quarter Earnings Supplement.

            Form 8-K, dated August 2, 2000, Item 5, reporting certain information from presentations to the financial community on August 2, 2000 by Harvey Golub, the Company's Chairman and
            Chief Executive Officer, and Ken Chenault, the Company's President and Chief Operating Officer.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)



 Date: August 11, 2000         By /s/ Gary L. Crittenden
 -----------------------         ------------------------
                                   Gary L. Crittenden
                                   Executive Vice President and
                                   Chief Financial Officer


 Date: August 11, 2000            /s/ Daniel T. Henry
 -----------------------         -----------------------
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