Form 10-Q
period 2000-09-30
AMERICAN EXPRESS CO
filed 2000-11-13
CIK 4962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

                                       or

[  ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                           to
                              ---------------------------  --------------------


                          Commission file number 1-7657


                            AMERICAN EXPRESS COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


                 NEW YORK                                  13-4922250
------------------------------------------      -------------------------------
      (State or other jurisdiction of                   (I.R.S. Employer
      incorporation or organization)                   Identification No.)


WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY                  10285
-------------------------------------------------------------------------------
(Address of principal executive offices)                             (Zip Code)

Registrant's telephone number, including area code              (212) 640-2000
                                                  -----------------------------

                                      NONE
--------------------------------------------------------------------------------

Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                               Yes  X  No
                                                                     ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   CLASS                        OUTSTANDING AT OCTOBER 31, 2000
------------------------------------------      -------------------------------
Common Shares (par value $.20 per share)              1,329,976,393 shares




                            AMERICAN EXPRESS COMPANY

                                    FORM 10-Q

                                      INDEX
                                                                       PAGE NO.
                                                                        -------
Part I.       Financial Information:

              Consolidated Statements of Income - Three
              months ended September 30, 2000 and 1999                        1

              Consolidated Statements of Income - Nine
              months ended September 30, 2000 and 1999                        2

              Consolidated Balance Sheets - September 30,
              2000 and December 31, 1999                                      3

              Consolidated Statements of Cash Flows - Nine
              months ended September 30, 2000 and 1999                        4

              Notes to Consolidated Financial Statements                    5-7

              Review Report of Independent Accountants                        8

              Management's Discussion and Analysis of
              Financial Condition and Results of Operations                9-25

Part II.      Other Information                                              26






                           PART I--FINANCIAL INFORMATION

                              AMERICAN EXPRESS COMPANY

                         CONSOLIDATED STATEMENTS OF INCOME
                  (dollars in millions, except per share amounts)
                                    (Unaudited)

                                                                  Three Months Ended
                                                                     September 30,
                                                             ------------------------------
                                                                 2000           1999
                                                             ------------   -----------
Revenues:
   Discount revenue                                           $    1,963     $    1,700
   Interest and dividends, net                                       858            804
   Management and distribution fees                                  700            578
   Net card fees                                                     418            395
   Travel commissions and fees                                       433            448
   Other commissions and fees                                        611            464
   Cardmember lending net finance charge revenue                     232            348
   Life and other insurance premiums                                 145            131
   Other                                                             621            443
                                                               ---------      ---------
     Total                                                         5,981          5,311
                                                               ---------      ---------

Expenses:
   Human resources                                                 1,657          1,526
   Provisions for losses and benefits:
     Annuities and investment certificates                           343            297
     Life insurance, international banking and other                 182            158
     Charge card                                                     236            222
     Cardmember lending                                              267            187
   Interest                                                          352            262
   Marketing and promotion                                           396            399
   Occupancy and equipment                                           372            327
   Professional services                                             374            324
   Communications                                                    133            128
   Other                                                             640            574
                                                               ---------      ---------
     Total                                                         4,952          4,404
                                                               ---------      ---------

Pretax income                                                      1,029            907
Income tax provision                                                 292            259
                                                               ---------      ---------

Net income                                                    $      737     $      648
                                                               =========      =========

Earnings Per Common Share:
     Basic                                                    $     0.56     $     0.48
                                                               =========      =========
     Diluted                                                  $     0.54     $     0.47
                                                               =========      =========

Average common shares outstanding for
  earnings per common share (millions):
     Basic                                                         1,326          1,338
                                                               =========      =========
     Diluted                                                       1,361          1,369
                                                               =========      =========


Cash dividends declared per common share                      $     0.08     $    0.075
                                                               =========      =========



                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (Unaudited)



                                                                   Nine Months Ended
                                                                     September 30,
                                                               -------------------------
                                                                 2000           1999
                                                               -----------   -----------

Revenues:
   Discount revenue                                           $    5,717     $    4,875
   Interest and dividends, net                                     2,490          2,443
   Management and distribution fees                                2,089          1,653
   Net card fees                                                   1,234          1,191
   Travel commissions and fees                                     1,378          1,342
   Other commissions and fees                                      1,729          1,309
   Cardmember lending net finance charge revenue                     766          1,004
   Life and other insurance premiums                                 425            381
   Other                                                           1,781          1,382
                                                               ---------      ---------
     Total                                                        17,609         15,580
                                                               ---------      ---------

Expenses:
   Human resources                                                 4,968          4,457
   Provisions for losses and benefits:
     Annuities and investment certificates                         1,013            977
     Life insurance, international banking and other                 532            479
     Charge card                                                     778            653
     Cardmember lending                                              613            559
   Interest                                                          997            750
   Marketing and promotion                                         1,182          1,049
   Occupancy and equipment                                         1,100            952
   Professional services                                           1,079            922
   Communications                                                    388            381
   Other                                                           1,964          1,808
                                                               ---------      ---------
     Total                                                        14,614         12,987
                                                               ---------      ---------

Pretax income                                                      2,995          2,593
Income tax provision                                                 862            724
                                                               ---------      ---------

Net income                                                    $    2,133     $    1,869
                                                               =========      =========

Earnings Per Common Share:
     Basic                                                    $     1.61     $     1.39
                                                               =========      =========
     Diluted                                                  $     1.57     $     1.36
                                                               =========      =========

Average common shares outstanding for
  earnings per common share (millions):
     Basic                                                         1,328          1,341
                                                               =========      =========
     Diluted                                                       1,361          1,369
                                                               =========      =========


Cash dividends declared per common share                      $     0.24     $    0.225
                                                               =========      =========



                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                   (Unaudited)

                                                                 September 30,    December 31,
Assets                                                                2000            1999
------                                                           -------------   -------------
Cash and cash equivalents                                         $   8,959         $   7,471
Accounts receivable and accrued interest:
   Cardmember receivables, less reserves:
     2000, $843; 1999, $728                                          24,095            22,541
   Other receivables, less reserves:
     2000, $112; 1999, $78                                            4,654             3,926
Investments                                                          42,437            43,052
Loans:
   Cardmember lending, less reserves:
     2000, $571; 1999, $581                                          17,839            17,666
   International banking, less reserves:
     2000, $158; 1999, $169                                           5,008             4,928
   Other, net                                                         1,097               988
Separate account assets                                              36,644            35,895
Deferred acquisition costs                                            3,489             3,235
Land, buildings and equipment - at cost, less
   accumulated depreciation: 2000, $2,154;
   1999, $2,109                                                       2,327             1,996
Other assets                                                          7,077             6,819
                                                                   --------          --------
   Total assets                                                   $ 153,626         $ 148,517
                                                                   ========          ========

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                               $  13,116         $  12,197
Travelers Cheques outstanding                                         6,564             6,213
Accounts payable                                                      8,920             7,309
Insurance and annuity reserves:
   Fixed annuities                                                   19,727            20,552
   Life and disability policies                                       4,630             4,459
Investment certificate reserves                                       6,996             5,951
Short-term debt                                                      31,034            30,627
Long-term debt                                                        4,589             5,995
Separate account liabilities                                         36,644            35,895
Other liabilities                                                     9,693             8,724
                                                                   --------          --------
   Total liabilities                                                141,913           137,922
                                                                   --------          --------

Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                                    500               500

Shareholders' equity:
   Common shares, $.20 par value, authorized
      3.6 billion shares; issued and outstanding
      1,329 million shares in 2000 and 1,341
      million shares in 1999                                            266               268
   Capital surplus                                                    5,433             5,196
   Retained earnings                                                  5,916             5,033
   Other comprehensive income, net of tax:
     Net unrealized securities losses                                  (323)             (296)
     Foreign currency translation adjustments                           (79)             (106)
                                                                   --------          --------
   Accumulated other comprehensive loss                                (402)             (402)
                                                                   --------          --------
     Total shareholders' equity                                      11,213            10,095
                                                                   --------          --------
   Total liabilities and shareholders' equity                     $ 153,626         $ 148,517
                                                                   ========          ========



                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)


                                                                      Nine Months Ended
                                                                        September 30,
                                                                    ---------------------
                                                                    2000             1999
                                                                    ----             ----
Cash Flows from Operating Activities
Net income                                                      $  2,133         $  1,869
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provisions for losses and benefits                           1,980            1,708
      Depreciation, amortization, deferred taxes and other           323              157
      Changes in operating assets and liabilities, net of
        effects of acquisitions and dispositions:
          Accounts receivable and accrued interest                  (729)            (557)
          Other assets                                              (445)            (193)
          Accounts payable and other liabilities                   2,498            2,508
      Increase in Travelers Cheques outstanding                      359              537
      Increase in insurance reserves                                 153              130
                                                                 -------          -------

Net cash provided by operating activities                          6,272            6,159
                                                                 --------         -------

Cash Flows from Investing Activities
Sale of investments                                                2,096            2,648
Maturity and redemption of investments                             4,699            4,920
Purchase of investments                                           (6,289)          (9,662)
Net increase in Cardmember receivables                            (2,483)          (1,987)
Cardmember loans/receivables sold to trust, net                    3,373            3,489
Proceeds from repayment of loans                                  19,349           16,996
Issuance of loans                                                (24,313)         (21,244)
Purchase of land, buildings and equipment                           (700)            (525)
Sale of land, buildings and equipment                                 28                8
Dispositions (acquisitions), net of cash sold/acquired               213              (37)
                                                                 -------          -------

Net cash used by investing activities                             (4,027)          (5,394)
                                                                 -------          ------

Cash Flows from Financing Activities
Net increase (decrease) in customers' deposits                     1,117             (349)
Sale of annuities and investment certificates                      4,309            4,273
Redemption of annuities and investment certificates               (4,313)          (3,829)
Net increase (decrease) in debt with maturities of three
   months or less                                                  5,507           (2,346)
Issuance of debt                                                   7,255           13,276
Principal payments on debt                                       (13,625)          (9,726)
Issuance of American Express common shares                           190              181
Repurchase of American Express common shares                        (958)            (896)
Dividends paid                                                      (313)            (303)
                                                                 -------        ---------

Net cash (used) provided by financing activities                    (831)             281
                                                                 -------        ---------

Effect of exchange rate changes on cash                               74              (36)
                                                                 -------        ---------

Net increase in cash and cash equivalents                          1,488            1,010

Cash and cash equivalents at beginning of period                   7,471            4,092
                                                                 -------        ---------

Cash and cash equivalents at end of period                      $  8,959         $  5,102
                                                                 =======         ========



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

   Cardmember lending net finance charge revenue is presented net of interest expense of $272 million and $165 million for the third quarter of 2000 and 1999, respectively, and $761 million and $477 million for the nine months ended September 30, 2000 and 1999, respectively. Interest and dividends is presented net of interest expense of $146 million and $108 million for the third quarter of 2000 and 1999, respectively, and $419 million and $339 million for the nine months ended September 30, 2000 and 1999, respectively, related primarily to the company's international banking operations.

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

   All of the information in this financial report reflects the effect of a three-for-one split of the company's common stock, which occurred during the second quarter of 2000.

2. Investment Securities

   The following is a summary of investments at September 30, 2000 and December 31, 1999:



                                                    September 30,         December 31,
  (in millions)                                         2000                 1999
                                                ------------------   -----------------
Held to Maturity, at amortized cost
     (fair value: 2000, $8,601; 1999,
     $9,218)                                               $8,591              $9,221
   Available for Sale, at fair value
     (cost: 2000, $30,169; 1999,
     $30,053)                                              29,644              29,570
   Investment mortgage loans (fair
     value: 2000, $3,959; 1999, $3,901)                     3,985               3,984
   Trading                                                    217                 277
                                                 -----------------   -----------------
      Total                                               $42,437             $43,052
                                                 =================   =================



3. Comprehensive Income

   Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities and (ii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2000 and 1999 were as follows:



                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                      ---------------------- -------------------------
    (in millions)                        2000       1999         2000        1999
                                      ---------------------- -------------------------
    Net income                         $  737     $  648      $  2,133    $  1,869
    Change in:
      Net unrealized securities
        gains/losses                      181       (275)          (27)       (869)
      Foreign currency translation
        adjustments                        19        (11)           27           2
                                      ---------------------- -------------------------
    Total                              $  937     $  362      $  2,133    $  1,002
                                      ====================== =========================




4. Taxes and Interest

   Net income taxes paid during the nine months ended September 30, 2000 and 1999 were approximately $567 million and $272 million, respectively. Interest paid during the nine months ended September 30, 2000 and 1999 was approximately $2.7 billion and $1.9 billion, respectively.


5. Earnings per Share

   The computations of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 2000 and 1999 are as follows:



    (in millions, except per             Three Months Ended         Nine Months Ended
    share amounts)                          September 30,             September 30,
                                        -----------------------  ------------------------
                                            2000       1999         2000        1999
                                        -----------------------  ------------------------
   Numerator: Net income                 $   737    $   648        $  2,133   $  1,869

   Denominator:
   Denominator for basic EPS -
     weighted-average shares               1,326      1,338           1,328      1,341
   Effect of dilutive securities:
     Stock Options, Restricted
       Stock Awards and other                 35         31              33         28
                                        -----------------------  ------------------------
     Potentially dilutive
       common shares                          35         31              33         28
                                        -----------------------  ------------------------
   Denominator for diluted EPS             1,361      1,369           1,361      1,369
                                        -----------------------  ------------------------
   Basic EPS                             $  0.56    $  0.48        $   1.61   $   1.39
                                        -----------------------  ------------------------
   Diluted EPS                           $  0.54    $  0.47        $   1.57   $   1.36
                                        -----------------------  ------------------------



6. Segment Information

   The following tables present three and nine-month results for the company's operating segments, based on management's internal reporting structure. The TRS segment now includes Travelers Cheque (TC) operations, which had previously been included in the American Express Bank/TC segment. Net revenues (managed basis) exclude the effect of securitizations at TRS, and provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA:




    Net Revenues                      Three Months Ended         Nine Months Ended
      (managed basis)                   September 30,              September 30,
                                  --------------------------- -------------------------
    (in millions)                     2000          1999           2000       1999
                                  --------------------------- -------------------------
    Travel Related Services        $ 4,400      $ 3,864        $ 12,898    $ 11,125
    American Express
      Financial Advisors             1,052          936           3,153       2,738
    American Express Bank              146          157             447         474
    Corporate and Other                (44)         (37)           (127)        (81)
                                  --------------------------- -------------------------
    Total                          $ 5,554      $ 4,920        $ 16,371    $ 14,256
                                  =========================== =========================


    Revenues (GAAP basis)             Three Months Ended         Nine Months Ended
                                        September 30,              September 30,
                                  --------------------------- -------------------------
    (in millions)                     2000         1999           2000        1999
                                  --------------------------- -------------------------
    Travel Related Services        $ 4,339      $ 3,823        $ 12,701    $ 11,080
    American Express
      Financial Advisors             1,540        1,368           4,588       4,107
    American Express Bank              146          157             447         474
    Corporate and Other                (44)         (37)           (127)        (81)
                                  --------------------------- -------------------------
    Total                          $ 5,981      $ 5,311        $ 17,609    $ 15,580
                                  =========================== =========================


   Net Income                         Three Months Ended          Nine Months Ended
                                         September 30,              September 30,
                                   --------------------------  -------------------------
   (in millions)                      2000         1999           2000         1999
                                   --------------------------  -------------------------
   Travel Related Services         $   507      $   446        $ 1,460     $  1,286
   American Express
     Financial Advisors                269          240            790          696
   American Express Bank                 7            5             22           18
   Corporate and Other                 (46)         (43)          (139)        (131)
                                   --------------------------  -------------------------
   Total                           $   737      $   648        $  2,133    $  1,869
                                   ==========================  =========================



                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 2000 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2000 and 1999 and consolidated statements of cash flows for the nine-month periods ended September 30, 2000 and 1999. These financial statements are the responsibility of the Company's management.

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

New York, New York
November 13, 2000


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2000

The company's consolidated net income rose 14 percent and diluted earnings per share rose 15 percent for both the three and nine-month periods ended September 30, 2000, respectively. The company's return on equity was 25.5 percent.

Consolidated net revenues on a managed basis grew 13 percent and 15 percent in the three and nine-month periods ended September 30, 2000, reflecting an increase in worldwide billed business and Cardmember loans at Travel Related Services (TRS) and greater management and distribution fees at American Express Financial Advisors (AEFA). Consolidated expenses rose due to greater interest costs, larger provisions for losses, and higher human resource and operating expenses. The increases were principally due to greater volume and business building initiatives.

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


Consolidated Liquidity and Capital Resources

In the first nine months of 2000, the company repurchased 18.7 million common shares at an average price of $51.94 per share under its repurchase program.

In the first quarter of 2000, the company entered into an agreement under which a third party will purchase up to 9 million company common shares in the open market over a period of up to eight months. During the term of the agreement the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. As of September 30, 2000, 2,756,800 shares have been purchased pursuant to this agreement. The foregoing is in addition to a similar agreement entered into in August 1999 under which a third party purchased 21 million of the company's common shares at an average purchase price of approximately $49 per share. During the first nine months of 2000, net settlements under the August 1999 agreement resulted in the company receiving 4,320,723 shares. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program.

In November 2000, the company issued $500 million of 6.875% Notes due November 1, 2005. The proceeds from this issuance will be used for general corporate purposes.


Other Reporting Matters

All of the information in this financial report reflects the effect of a three-for-one split of the company's common stock, which occurred during the second quarter of 2000.

In June 1998, the Financial Accounting Standards Board (FASB) issued, and subsequently amended, Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective January 1, 2001. This Statement establishes accounting and reporting standards for derivative instruments, including some embedded in other contracts, and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative will be recorded in income or directly to equity, depending on the instrument's designated use. The FASB is still addressing interpretive issues that will affect the accounting for derivatives. Thus, estimating the financial effects of transition to the new rule as if it were to occur as of September 30, 2000 is not fully calculable at this time. However, the company believes that those financial effects would not have been material to the company's financial position or results of operations. The final financial effects of transition at January 1, 2001 will be measured based on the derivatives positions, market conditions, and the interpretative guidance issued by the FASB as of that time.

In September 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of FASB Statement No. 125. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Statement is effective for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The company does not expect SFAS No. 140 to have a material impact on the company's financial position or results of operations.

Travel Related Services

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999



                              Statements of Income
                              --------------------
                           (Unaudited, Managed Basis)

(Dollars in millions)

                                     Three Months Ended                     Nine Months Ended
                                       September 30,                           September 30,
                                    --------------------Percentage       ---------------------Percentage
                                       2000      1999   Inc/(Dec)           2000      1999    Inc/(Dec)
                                    ------------------------------       -------------------------------
Net Revenues:
  Discount Revenue                   $ 1,963   $ 1,700     15.5%           $5,717   $ 4,875     17.3%
  Net Card Fees                          420       399      5.3             1,236     1,195      3.4
  Lending:
    Finance Charge Revenue             1,052       747     40.8             2,887     2,083     38.6
    Interest Expense                     429       246     74.8             1,146       653     75.6
                                     -----------------                    -----------------
      Net Finance Charge Revenue         623       501     24.2             1,741     1,430     21.8
  Travel Commissions and Fees            433       448     (3.2)            1,378     1,342      2.7
  TC Investment Income                   103        91     12.5               292       257     13.7
  Other Revenues                         858       725     18.5             2,534     2,026     25.1
                                     -----------------                    -----------------
        Total Net Revenues             4,400     3,864     13.9            12,898    11,125     15.9
                                     -----------------                    -----------------

Expenses:
  Marketing and Promotion                358       349      2.5             1,034       902     14.6
  Provision for Losses and Claims:
    Charge Card                          273       247     10.6               896       768     16.6
    Lending                              386       312     23.8             1,054       854     23.4
    Other                                 29        17     63.9                85        59     44.2
                                     -----------------                    -----------------
      Total                              688       576     19.4             2,035     1,681     21.1
  Charge Card Interest Expense           362       259     40.2             1,024       757     35.5
  Human Resources                      1,017       985      3.2             3,080     2,898      6.3
  Other Operating Expenses             1,254     1,065     17.8             3,652     3,072     18.9
                                     -----------------                    -----------------
        Total Expenses                 3,679     3,234     13.8            10,825     9,310     16.3
                                     -----------------                    -----------------
Pretax Income                            721       630     14.4             2,073     1,815     14.2
Income Tax Provision                     214       184     16.7               613       529     15.7
                                     -----------------                    -----------------
Net Income                           $   507   $   446     13.5           $ 1,460   $ 1,286     13.5
                                     =================                    =================


Travel Related Services



                        Selected Statistical Information
                        --------------------------------
                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                   Three Months Ended                            Nine Months Ended
                                                     September 30,                                 September 30,
                                                 -----------------------   Percentage          -----------------------  Percentage
                                                    2000        1999       Inc/(Dec)              2000        1999      Inc/(Dec)
                                                 --------------------------------------        -------------------------------------

Total Cards in Force (millions):
  United States                                         32.9       29.2         12.7 %              32.9       29.2        12.7%
  Outside the United States                             17.5       15.6         12.6                17.5       15.6        12.6
                                                     ------------------                          ------------------
    Total                                               50.4       44.8         12.6                50.4       44.8        12.6
                                                     ==================                          ==================
Basic Cards in Force (millions):
  United States                                         25.8       22.9         12.7                25.8       22.9        12.7
  Outside the United States                             13.4       12.0         11.6                13.4       12.0        11.6
                                                     ------------------                          ------------------
    Total                                               39.2       34.9         12.3                39.2       34.9        12.3
                                                     ==================                          ==================
Card Billed Business:
  United States                                      $  56.2    $  47.1         19.4             $ 162.7    $ 134.7        20.8
  Outside the United States                             18.6       17.0          9.7                55.0       48.6        13.1
                                                     ------------------                          ------------------
    Total                                            $  74.8    $  64.1         16.8             $ 217.7    $ 183.3        18.8
                                                     ==================                          ==================
Average Discount Rate (A)                               2.70%      2.73%           -                2.70%      2.73%          -
Average Basic Cardmember
  Spending (dollars) (A)                             $ 2,041    $ 1,935          5.5             $ 6,112    $ 5,653         8.1
Average Fee per Card -
  Managed (dollars) (A)                              $    36    $    38         (5.3)            $    36    $    39        (7.7)
Non-Amex Brand (B):
  Cards in Force (millions)                              0.6        0.2            #                 0.6        0.2           #
  Billed Business                                    $   0.8    $   0.2            #             $   2.1    $   0.5           #
Travel Sales                                         $   5.4    $   5.5         (1.6)            $  17.1    $  16.9         1.6
Travel Commissions and Fees/Sales (C)                    8.0%       8.1%           -                 8.1%       7.9%          -
Travelers Cheque:
  Sales                                              $   7.7    $   7.3          5.0             $  19.4    $  18.0         8.3
  Average Outstanding                                $   6.9    $   6.5          6.3             $   6.5    $   6.2         6.1
  Average Investments                                $   6.7    $   6.2          6.5             $   6.3    $   5.9         6.7
  Tax Equivalent Yield                                   8.8%       8.8%           -                 8.8%       8.8%          -
Managed Charge Card Receivables:
  Total Receivables                                  $  28.1    $  25.3         11.0             $  28.1    $  25.3        11.0
  90 Days Past Due as a % of Total                       2.3%       2.5%           -                 2.3%       2.5%          -
  Loss Reserves (millions)                           $   987    $   907          8.8             $   987    $   907         8.8
    % of Receivables                                     3.5%       3.6%           -                 3.5%       3.6%          -
    % of 90 Days Past Due                                152%       144%           -                 152%       144%          -
  Net Loss Ratio                                        0.37%      0.41%           -                0.36%      0.41%          -
Managed U.S. Cardmember Lending:
  Total Loans                                        $  27.1    $  20.6         31.7             $  27.1    $  20.6        31.7
  Past Due Loans as a % of Total:
    30-89 Days                                          1.8%        2.0%           -                1.8%       2.0%           -
    90+ Days                                            0.8%        0.8%           -                0.8%       0.8%           -
  Loss Reserves (millions):
    Beginning Balance                                $   686    $   602         13.9             $   672    $   619         8.4
      Provision                                          328        264         24.2                 881        717        23.0
      Net Charge-Offs/Other                             (283)      (230)        22.8                (822)      (700)       17.3
                                                     ------------------                          ------------------
    Ending Balance                                   $   731    $   636         15.0             $   731      $ 636        15.0
                                                     ==================                          ==================
    % of Loans                                           2.7%       3.1%           -                 2.7%       3.1%          -
    % of Past Due                                        103%       111%           -                 103%       111%          -
  Average Loans                                      $  26.6    $  19.8         34.8             $  25.2      $18.0        40.2
  Net Write-Off Rate                                     4.3%       4.7%           -                 4.4%       5.3%          -
  Net Interest Yield                                     7.8%       8.5%           -                 7.6%       9.0%          -


(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.
 # Denotes variance of more than 100%.

Travel Related Services

Travel Related Services' (TRS) net income rose 14 percent for both the three and nine-month periods ended September 30, 2000 compared with a year ago. The TRS segment now includes earnings from Travelers Cheque (TC) operations. Excluding TC, net income for the remaining TRS business rose 15 percent for both the three and nine-month periods ended September 30, 2000, from a year ago. TC results had previously been included in the American Express Bank/TC segment.

Net revenues increased 14 and 16 percent for the three and nine-month periods ended September 30, 2000, respectively, reflecting higher billed business as well as strong growth in Cardmember loans.

The improvement in discount revenue for the three and nine-month periods ended September 30, 2000, compared with a year ago, is the result of higher billed business, reflecting an increase of 5.6 million cards in force, up 13 percent from a year ago, and greater average spending per Cardmember, partially offset by a decline in the discount rate. The higher spending was driven by several factors, including rewards programs and expanded merchant coverage. The growth in billed business continued to be primarily the result of increases in retail and "everyday spend" categories; the rate of growth in airline billings also continued to improve. The increase in cards in force reflects more proactive consumer card and small business services activities over the past year, including those related to Blue and co-branded Costco card products. The decline in the discount rate from a year ago reflects the cumulative impact on our mix of business of stronger than average growth in lower rate retail and other "everyday spend" merchant categories. The net interest yield on Cardmember loans decreased for the three and nine-month periods ended September 30, 2000, compared with a year ago, reflecting a higher cost of funds and a greater percentage of loan balances on fixed and lower rate products; additionally, the decline for the nine-month period also reflects a greater proportion of loan balances on introductory rates. Travel commissions and fees declined for the current quarter, but rose for the nine-month period, reflecting new fees related to certain client services, partly offset by the mix of sales activities and continued cost containment efforts by airlines and corporate clients, as well as a decline in travel sales due to the second quarter sale of an international leisure travel business. TC investment income rose for both periods due to a higher investment pool and growth in Money Order related activities. Other revenues increased, reflecting higher fee income, greater foreign exchange conversion revenue and acquisitions.

The provision for losses on the charge card and lending portfolios grew for the three and nine-month periods ended September 30, 2000 as a result of higher volume, partly offset by improvement in credit quality in the lending portfolio. Charge Card interest expense rose due to higher volumes and increased borrowing costs. Marketing and promotion expenses grew as a result of increased business building activities. Human resource expenses increased for both periods as a result of a higher average number of employees and merit increases. Other operating expenses increased on higher costs related to business growth, Cardmember loyalty programs and various business building initiatives. For the nine months ended September

30, 2000, other operating expenses included a gain on the sale of an international leisure travel business as well as a gain on an investment in an Internet company that TRS was required to write-up when that company was acquired by a third party. These gains were offset by increased spending on Internet activities and other business building initiatives and, therefore, had no material impact on net income or total expenses.

Travel Related Services

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized pretax gains of $26 million ($17 million after-tax) and $55 million ($36 million after-tax) in the third quarters of 2000 and 1999, respectively, and $142 million ($92 million after-tax) and $154 million ($100 million after-tax) for the nine months ended September 30, 2000 and 1999, respectively, related to the securitization of U.S. receivables. These gains were invested in additional card acquisition activities and had no material impact on net income, total net revenues or total expenses in any period. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.



(Dollars in millions)

                                               Three Months Ended                 Three Months Ended
                                               September 30, 2000                 September 30, 1999
                                        -------------------------------     ------------------------------
                                         Managed  Securitization  GAAP       Managed  Securitization GAAP
                                          Basis      Effect      Basis        Basis      Effect      Basis
                                        -------------------------------     ------------------------------

Net Revenues:
  Net Card Fees                         $  420      $   (2)      $  418     $  399    $   (4)     $  395
  Lending Net Finance Charge Revenue       623        (391)         232        501      (153)        348
  Other Revenues                           858         332        1,190        725       116         841
  Total Net Revenues                     4,400         (61)       4,339      3,864       (41)      3,823
Expenses:
  Marketing and Promotion                  358          15          373        349        33         382
  Provision for Losses and Claims:
    Charge Card                            273         (37)         236        247       (25)        222
    Lending                                386        (119)         267        312      (125)        187
  Charge Card Interest Expense             362         (50)         312        259       (51)        208
  Net Discount Expense                       -         119          119          -       105         105
  Other Operating Expenses               1,254          11        1,265      1,065        22       1,087
  Total Expenses                         3,679         (61)       3,618      3,234       (41)      3,193
Pretax Income                           $  721      $    -       $  721     $  630    $    -      $  630
                                        -------------------------------     ------------------------------


                                                Nine Months Ended                 Nine Months Ended
                                                September 30, 2000               September 30, 1999
                                       ----------------------------------  -------------------------------
                                         Managed  Securitization  GAAP      Managed  Securitization GAAP
                                          Basis      Effect      Basis       Basis      Effect      Basis
                                       ----------------------------------  -------------------------------

Net Revenues:
  Net Card Fees                        $ 1,236     $    (2)     $ 1,234    $ 1,195   $    (4)    $ 1,191
  Lending Net Finance Charge Revenue     1,741        (975)         766      1,430      (426)      1,004
  Other Revenues                         2,534         780        3,314      2,026       385       2,411
  Total Net Revenues                    12,898        (197)      12,701     11,125       (45)     11,080
Expenses:
  Marketing and Promotion                1,034          85        1,119        902        91         993
  Provision for Losses and Claims:
    Charge Card                            896        (117)         779        768      (115)        653
    Lending                              1,054        (441)         613        854      (295)        559
  Charge Card Interest Expense           1,024        (157)         867        757      (168)        589
  Net Discount Expense                       -         376          376          -       379         379
  Other Operating Expenses               3,652          57        3,709      3,072        63       3,135
  Total Expenses                        10,825        (197)      10,628      9,310       (45)      9,265
Pretax Income                          $ 2,073     $     -      $ 2,073    $ 1,815   $     -     $ 1,815
                                       --------------------------------    ------------------------------


Travel Related Services

Liquidity and Capital Resources


                       Selected Balance Sheet Information
                       ----------------------------------
                             (Unaudited, GAAP Basis)



(Dollars in billions, except percentages)

                                                September 30,  December 31,    Percentage       September 30,      Percentage
                                                    2000           1999        Inc/(Dec)           1999            Inc/(Dec)
                                             ---------------- -------------- --------------- ------------------- ---------------
Accounts Receivable, net                            $ 27.9        $ 25.6          8.9%            $ 23.6            18.2%
Travelers Cheque Investments                        $  6.5        $  6.0          8.2             $  6.1             5.9
U.S. Cardmember Loans                               $ 15.8        $ 16.1         (1.7)            $ 13.4            18.1
Total Assets                                        $ 67.0        $ 63.2          6.0             $ 55.8            20.0
Travelers Cheques Outstanding                       $  6.6        $  6.2          5.7             $  6.4             3.2
Short-term Debt                                     $ 32.2        $ 31.3          2.7             $ 26.3            22.6
Long-term Debt                                      $  3.0        $  4.4        (31.7)            $  4.5           (34.4)
Total Liabilities                                   $ 60.7        $ 57.7          5.2             $ 50.1            21.1
Total Shareholder's Equity                          $  6.3        $  5.5         13.5             $  5.7            10.5
Return on Average Equity*                             32.6%         31.2%           -               30.5%              -
Return on Average Assets*                              3.0%          3.1%           -                3.1%              -


* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.



In the first, second and third quarters of 2000, the American Express Credit Account Master Trust securitized $1 billion, $2.2 billion and $0.8 billion of loans, respectively, through the public issuance of investor certificates. The securitized assets consist primarily of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Special Purchase Account revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. U.S. Cardmember loans declined from December 31, 1999 as a result of these issuances. In addition, long-term debt decreased from year-end levels reflecting the securitization activity discussed above as well as changes in the funding mix.

In the third quarter of 2000, $600 million Class A Fixed Rate Accounts Receivable Trust Certificates matured from the Charge Card securitization portfolio.

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



American Express Financial Advisors

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999



                                                          Statements of Income
                                                          --------------------
                                                               (unaudited)

(Dollars in Millions)

                                        Three Months Ended                   Nine Months Ended
                                           September 30,                        September 30,
                                       -------------------Percentage        -----------------------Percentage
                                          2000    1999    Inc/(Dec)           2000     1999        Inc/(Dec)
                                       -----------------------------        ---------------------------------

Net Revenues:
  Investment Income                    $  582   $  566        2.8%          $1,746   $  1,776         (1.7)%
  Management and Distribution Fees        700      578       21.0            2,089      1,653         26.4
  Other Revenues                          258      224       15.6              753        678         11.1
                                       ---------------                      -----------------
    Total Revenues                      1,540    1,368       12.6            4,588      4,107         11.7
  Provision for Losses and Benefits:
    Annuities                             253      251        1.0              767        795         (3.5)
    Insurance                             146      135        8.2              422        392          7.7
    Investment Certificates                89       46       94.4              246        182         35.5
                                       ---------------                      -----------------
      Total                               488      432       13.1            1,435      1,369          4.9
                                       ---------------                      -----------------
    Net Revenues                        1,052      936       12.4            3,153      2,738         15.1
                                       ---------------                      -----------------
Expenses:
  Human Resources                         527      456       15.5            1,553      1,302         19.3
  Other Operating Expenses                138      130        6.8              462        421          9.7
                                       ---------------                      -----------------
    Total Expenses                        665      586       13.6            2,015      1,723         16.9
                                       ---------------                      -----------------
Pretax Income                             387      350       10.3            1,138      1,015         12.1
Income Tax Provision                      118      110        6.8              348        319          9.4
                                       ---------------                      -----------------
Net Income                             $  269   $  240       12.0           $  790     $  696         13.4
                                       ===============                      =================


American Express Financial Advisors



                        Selected Statistical Information
                        --------------------------------
                                   (unaudited)

(Dollars in millions, except percentages and where indicated)

                                                 Three Months Ended                          Nine Months Ended
                                                    September 30,                               September 30,
                                               ----------------------------Percentage       -----------------------Percentage
                                                2000            1999       Inc/(Dec)           2000         1999   Inc/(Dec)
                                               ---------------------------------------      -----------------------------------

Life Insurance in Force (billions)             $   95.8     $   86.3        11.0%           $   95.8     $   86.3       11.0%
Deferred Annuities in Force (billions)         $   51.8     $   45.2        14.5%           $   51.8     $   45.2       14.5
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions              $   55.9     $   48.2         15.9           $   55.9     $   48.2       15.9
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                      36.6         28.9         26.8               36.6         28.9       26.8
      Other Owned Assets                           40.6         38.1          6.4               40.6         38.1        6.4
                                               ----------------------                       ---------------------
        Total Owned Assets                         77.2         67.0         15.2               77.2         67.0       15.2
    Managed Assets                                122.0         99.5         22.7              122.0         99.5       22.7
    Administered Assets                            38.0         21.1         80.3               38.0         21.1       80.3
                                               ----------------------                       ---------------------
      Total                                    $  293.1     $  235.8         24.3           $  293.1     $  235.8       24.3
                                               ======================                       =====================
Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                    $   (203)      $ (986)        79.4           $   (172)    $  1,446          -
    Other Owned Assets                         $    163       $ (273)           -           $    (47)    $   (872)      94.6
  Total Managed Assets                         $    (76)    $ (5,318)        98.6           $    456     $  3,029      (84.9)
Cash Sales:
  Mutual Funds                                 $ 11,698     $  8,304         40.9           $ 34,177     $ 25,659       33.2
  Annuities                                       1,465        1,190         23.2              4,393        2,963       48.2
  Investment Certificates                           868        1,061        (18.2)             2,574        2,598       (0.9)
  Life and Other Insurance Products                 220          196         12.1                675          523       29.3
  Institutional                                   1,169          909         28.6              4,277        3,084       38.7
  Other                                             815          953        (14.6)             2,050        2,643      (22.5)
                                               ----------------------                       ---------------------
Total Cash Sales                               $ 16,235     $ 12,613         28.7           $ 48,146     $ 37,470       28.5
                                               ======================                       =====================
Number of Financial Advisors                     12,137       10,631         14.2             12,137       10,631       14.2
Fees from Financial Plans and
  Advice Services                              $   26.1     $   22.3         16.9           $   76.2     $   66.4       14.8
Percentage of Total Sales from Financial
  Plans and Advice Services                        69.2%        67.7%           -               67.4%        66.5%         -




Note: In the first quarter of 2000, reporting of data related to cash sales and assets owned, managed and administered was revised to better reflect AEFA's multiple sales channel strategy and broadening of its product portfolio through additional non-proprietary offerings.

American Express Financial Advisors

American Express Financial Advisors' (AEFA) net income for the three and nine-month periods ended September 30, 2000 rose 12 percent and 13 percent, respectively, from a year ago. Net revenues and earnings grew in both periods due to greater fee revenues. Management fees rose as a result of increased managed asset levels, including separate account assets; distribution fees also grew, reflecting greater product sales and asset levels. The increase in managed assets from a year ago reflects positive net sales and market appreciation over the past twelve months. Investment income, net of provisions for losses and benefits, decreased in both periods due to a lower average yield on invested assets. The lower yield in the current year partly reflects the negative impact of deterioration in the high yield bond sector on directly owned bonds and low grades in other structured investments. Lower yields were partly offset by a higher average level of invested assets. Other revenues benefited from higher insurance premiums and greater fees from financial planning and advice services, as well as franchise fees from Platform 2 advisors in the current year.

Human resources expenses rose for both the three and nine-month periods ended September 30, 2000, largely as a result of an increase in advisors' compensation, reflecting growth in sales, asset levels, the new advisor platforms, and the number of financial advisors. Other operating expenses also increased from year-ago levels due to higher business volumes and ongoing investments to build the business.

American Express Financial Advisors

Liquidity and Capital Resources

                       Selected Balance Sheet Information
                       ----------------------------------
                                   (Unaudited)


(Dollars in billions, except percentages)

                                    September 30,     December 31,     Percentage      September 30,     Percentage
                                        2000             1999           Inc/(Dec)         1999            Inc/(Dec)
                                  -----------------  -------------  --------------- ------------------  -----------

Investments                            $ 30.0          $ 30.3              (0.9)%          $ 30.7          (2.5)%
Separate Account Assets                $ 36.6          $ 35.9               2.1            $ 28.9          26.8
Total Assets                           $ 77.2          $ 74.6               3.4            $ 67.0          15.2
Client Contract Reserves               $ 31.4          $ 31.0               1.3            $ 31.0           1.1
Total Liabilities                      $ 73.0          $ 70.7               3.1            $ 63.1          15.6
Total Shareholder's Equity              $ 4.2           $ 3.9               9.4             $ 3.9           8.1
Return on Average Equity*               23.1%           22.9%                 -             22.8%             -




* Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115.

Separate account assets and liabilities increased from December 31, 1999, primarily due to net sales.

American Express Bank

Results of Operations for the Three and Nine Months Ended September 30, 2000 and 1999



                              Statements of Income
                              --------------------
                                   (Unaudited)
(Dollars in millions)

                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                              -----------------------Percentage   ---------------------------Percentage
                                                  2000         1999  Inc/(Dec)       2000          1999      Inc/(Dec)
                                              ----------------------------------  -------------------------------------

Net Revenues:
  Interest Income                             $    188       $   181      3.9 %   $   554        $ 557          (0.6)%
  Interest Expense                                 125           106     17.3         362          334           8.5
                                              ----------------------              --------------------
    Net Interest Income                             63            75    (15.2)        192          223         (14.1)
  Commissions and Fees                              54            46     17.7         162          132          23.1
  Foreign Exchange Income & Other Revenue           29            36    (20.8)         93          119         (21.6)
                                              ----------------------              --------------------
    Total Net Revenues                             146           157     (7.0)        447          474          (5.7)
                                              ----------------------              --------------------
Expenses:
  Human Resources                                   65            68     (4.2)        197          202          (2.6)
  Other Operating Expenses                          67            78    (14.7)        204          226          (9.7)
  Provision for Losses                               6             5     26.9          20           25         (17.9)
                                              ----------------------              --------------------
    Total Expenses                                 138           151     (8.7)        421          453          (7.0)
                                              ----------------------              --------------------
Pretax Income                                        8             6     33.5          26           21          23.1
Income Tax Provision                                 1             1    (40.2)          4            3          15.0
                                              ----------------------              --------------------
Net Income                                    $      7       $     5     60.0     $    22        $  18          24.4
                                              ======================              ====================


                        Selected Statistical Information
                        --------------------------------


(Dollars in billions)

                                                  Three Months Ended                    Nine Months Ended
                                                    September 30,                         September 30,
                                              -----------------------Percentage   ---------------------------Percentage
                                                  2000         1999  Inc/(Dec)       2000          1999      Inc/(Dec)
                                              ----------------------------------  -------------------------------------
  Assets Managed */ Administered                $10.2         $ 7.7      33.5  %     $10.2        $ 7.7         33.5 %
  Assets of Non-Consolidated Joint
    Ventures                                    $ 2.3         $ 2.4      (1.6)       $ 2.3        $ 2.4         (1.6)



*  Includes assets managed by American Express Financial Advisors.

American Express Bank

American Express Bank (AEB) net income for the three and nine-month periods ended September 30, 2000 rose 60 percent and 24 percent, respectively, from a year ago. Net interest income for both periods declined from a year ago, primarily due to the effects of higher funding costs. Commissions and fees rose on greater private banking, correspondent banking and personal financial services fees. Foreign exchange income and other revenue declined, mainly due to lower security gains and joint venture earnings; additionally, the decline for the nine-month period reflects a decrease in client related trading activities due to the stabilization of currencies in key markets. Human resources and other operating expenses declined in both periods from a year ago, reflecting reengineering saves, and lower related costs, as AEB rationalizes certain country activities.

American Express Bank

Liquidity and Capital Resources



                       Selected Balance Sheet Information
                       ----------------------------------
                                   (Unaudited)

(Dollars in billions, except percentages and where indicated)


                                                   September 30,    December 31,   Percentage    September 30,   Percentage
                                                       2000            1999        Inc/(Dec)         1999        Inc/(Dec)
                                                  -------------   -------------  -------------  -------------  -------------

Total Assets                                          $  11.0         $  11.4          (3.6)%      $  11.1           (1.3)%
Total Liabilities                                     $  10.3         $  10.7           (4.1)      $  10.4           (1.7)
Total Shareholder's Equity (millions)                 $   729         $   691            5.6       $   702            3.8
Return on Average Assets*                                0.24%           0.20%             -          0.20%             -
Return on Average Common Equity*                          4.1%            3.5%             -           3.7%             -
Total Loans                                           $   5.1         $   5.1            0.6       $   5.1            0.8
Total Non-performing Loans (millions)                 $   156         $   168           (7.1)      $   181          (14.2)
Other Non-performing Assets (millions)                $    37         $    37            1.3       $    40           (6.6)
Reserve for Credit Losses (millions)**                $   179         $   189           (4.8)      $   204          (12.1)
Loan Loss Reserves as a
   Percentage of Total Loans                              3.1%            3.3%             -           3.5%             -
Deposits                                              $   8.0         $   8.3           (4.1)      $   8.1           (1.7)
Risk-Based Capital Ratios:
   Tier 1                                                10.4%            9.9%             -           9.9%             -
   Total                                                 11.9%           12.0%             -          12.1%             -
Leverage Ratio                                            5.8%            5.6%             -           5.5%             -
*  Computed based on the past twelve months of net
   income and excludes the effect of SFAS No. 115.
**  Allocation (millions):
     Loans                                            $   158         $   169                      $   179
     Other Assets, primarily derivatives                   16              16                           23
     Other Liabilities                                      5               4                            2
                                                      -------       ---------                      --------
       Total Credit Loss Reserves                     $ $ 179         $   189                      $   204
                                                      =======       =========                      ========



AEB had loans outstanding of $5.1 billion at September 30, 2000, unchanged from December 31, 1999 and September 30, 1999. The activity since third quarter 1999 included a $200 million decrease in corporate and correspondent banking loans, offset by an increase in consumer and private banking loans of $220 million ($380 million excluding the effect of asset sales and securitizations in the consumer loan portfolio). Since December 31, 1999, corporate and correspondent bank loans fell by $128 million and consumer and private banking loans rose by $156 million. As of September 30, 2000, consumer and private banking loans comprised 39% of total loans versus 35% at December 31, 1999 and September 30, 1999.

As presented in the table below, there are other banking activities, such as forward contracts, various contingencies and market placements, which added approximately $7.2 billion to AEB's credit exposures at September 30, 2000, compared with $7.6 billion at December 31, 1999 and $7.7 billion at September 30, 1999. Of the $7.2 billion of additional exposures at September 30, 2000, $4.7 billion were relatively less risky cash and securities related balances.



                              American Express Bank
                         Exposures By Country and Region
                                   (Unaudited)


 ($ in billions)

                                                             Net
                                                          Guarantees             9/30/00       12/31/99
                                             FX and          and                   Total         Total
 Country                            Loans   Derivatives  Contingents  Other*    Exposure**    Exposure**
---------------------------------  ------   -----------  -----------  ------    ----------    ----------
 Hong Kong                          $0.5            -       $ 0.1     $ 0.1         $ 0.7         $ 0.8
 Indonesia                           0.2            -           -       0.1           0.3           0.4
 Singapore                           0.5            -         0.1       0.1           0.7           0.6
 Korea                               0.2            -           -       0.2           0.5           0.3
 Taiwan                              0.2            -           -       0.1           0.4           0.4
 China                                 -            -           -         -             -             -
 Japan                                 -            -           -         -           0.1           0.1
 Thailand                              -            -           -         -             -             -
 Other                               0.1            -           -       0.1           0.2           0.3
                                   ------  -----------  ----------  --------  ------------  ------------
     Total Asia/Pacific Region**     1.7            -         0.4       0.7           2.8           2.9
                                   ------  -----------  ----------  --------  ------------  ------------
 Chile                               0.2            -           -       0.1           0.3           0.3
 Brazil                              0.2            -           -       0.1           0.3           0.3
 Mexico                                -            -           -         -           0.1           0.1
 Peru                                  -            -           -         -             -             -
 Argentina                           0.1            -           -         -           0.1           0.1
 Other                               0.2            -         0.2       0.1           0.5           0.5
                                   ------  -----------  ----------  --------  ------------  ------------
     Total Latin America**           0.8            -         0.2       0.3           1.3           1.2
                                   ------  -----------  ----------  --------  ------------  ------------
 India                               0.3            -         0.1       0.3           0.7           0.7
 Pakistan                            0.1            -           -       0.2           0.3           0.3
 Other                               0.1            -         0.1       0.1           0.2           0.2
                                   ------  -----------  ----------  --------  ------------  ------------
     Total Subcontinent**            0.4            -         0.2       0.6           1.2           1.2
                                   ------  -----------  ----------  --------  ------------  ------------
 Egypt                               0.3            -           -       0.2           0.6           0.5
 Other                               0.1            -           -         -           0.2           0.2
                                   ------  -----------  ----------  --------  ------------  ------------
      Total Middle East & Africa**   0.4            -         0.1       0.2           0.7           0.8
                                   ------  -----------  ----------  --------  ------------  ------------

      Total Europe***                1.4          0.1         0.5       2.3           4.4           4.7

      Total North America**          0.3          0.1         0.2       1.3           1.9           2.0
                                   ------  -----------  ----------  --------  ------------  ------------

 Total Worldwide**                  $5.1        $ 0.3       $ 1.6     $ 5.3        $ 12.3        $ 12.7
                                   ======  ===========  ==========  ========  ============  ============


*     Includes cash, placements and securities.
**    Individual items may not add to totals due to rounding.
*** Total exposures at 9/30/00 and 12/31/99 include $4 million and $11 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.




Corporate and Other

Corporate and Other reported net expenses of $46 million and $139 million for the three and nine months ended September 30, 2000, respectively, compared with net expenses of $43 million and $131 million in the same periods a year ago. The current year nine-month results include an investment gain that was offset by expenses related to business building initiatives. The nine-month results for both years include a preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to business building initiatives in both years and by Y2K expenses a year ago.

                           PART II. OTHER INFORMATION

                            AMERICAN EXPRESS COMPANY

ITEM 1. LEGAL PROCEEDINGS

The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On June 30, 2000, the Court entered a judgment in favor of the Internal Revenue Service. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit on July 19, 2000, and filed a brief in support of its position on September 22, 2000.

Since October 1, 1999, fourteen former female financial advisors at American Express Financial Advisors ("AEFA") have filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. All of the charges have been consolidated with the EEOC in Minnesota. The claimants are seeking monetary and injunctive relief. AEFA is responding to all charges. If this matter is not resolved at the EEOC and is filed in Federal Court, AEFA intends to vigorously defend the charges.

On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 was commenced in U.S. District Court, District of Minnesota, Fourth Division. The original named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding the Company's Employee Benefits Administration Committee as a defendant. The parties are actively engaged in discovery. The plaintiff's motion for class certification was filed on July 31, 2000. The Company filed its motion opposing class certification on September 11, 2000. The hearing on the class certification motion and on the defendants' motion for partial summary judgment on the retirement plans is scheduled for January 17, 2001. The Company believes it has meritorious defenses to such action and continues to pursue them vigorously.

The three matters described above were previously reported in the Company's Form 10-Q for the quarter ended June 30, 2000.

The matters described below were previously reported in the Company's Form 10-K for the year ended December 31, 1999.

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

In January 2000, AEFC reached an agreement in principle to settle the three class-action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants and for release by class members of all insurance and annuity market conduct claims dating back to 1985. On October 2, 2000 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes, preliminarily approving the class settlement, directing the issuance of a class notice to the class and scheduling a hearing to determine the fairness of settlement for March, 2001.


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

            Form 8-K, dated October 10, 2000, Item 5, reporting that the Company's Travelers Cheque (TC) operation, which had been included in the American Express Bank/Travelers Cheque (AEB/TC) segment since the first quarter of 1998, will be included beginning in the third quarter of 2000 in the Travel Related Services (TRS) segment to reflect organizational changes, and restated financial information related thereto.

            Form 8-K, dated October 23, 2000, Item 5, reporting the Company's earnings for the quarter ended September 30, 2000 and including a Third Quarter Earnings Supplement.

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



 Date: November 13, 2000         By /s/ Gary L. Crittenden
 -----------------------         ------------------------
                                   Gary L. Crittenden
                                   Executive Vice President and
                                   Chief Financial Officer
                                   (as Duly Authorized Officer and
                                      Principal Financial Officer)

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly Report:


     Exhibit                  Description
     -------                  -----------

     12   Computation in Support of Ratio of Earnings to Fixed Charges.

     15   Letter re Unaudited Interim Financial Information.

     27   Financial Data Schedule.