Form 10-K
period 2000-12-31
AMERICAN EXPRESS CO
filed 2001-03-30
CIK 4962

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------
                                    FORM 10-K
                               ------------------

              |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000
                                       OR
            | | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from ________to ________
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

                                                        Name of each exchange
        Title of each class                             on which registered
        -------------------                             --------------------
Common Shares (par value $.20 per Share)                New York Stock Exchange
                                                        Chicago Stock Exchange
                                                        Pacific Stock Exchange

7.00% Cumulative Quarterly Income                       New York Stock Exchange
Preferred Securities, Series I of American
Express Company Capital Trust I (and the guarantee of American Express Company with respect thereto)

        Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No _
                                              -

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

     Common shares of the registrant outstanding at March 6, 2001 were 1,333,238,520. The aggregate market value, as of March 6, 2001, of voting shares held by non-affiliates of the registrant was approximately $57.2 billion.

                       Documents Incorporated By Reference
                       -----------------------------------
Parts I, II and IV: Portions of Registrant's 2000 Annual Report to Shareholders.
   Part III: Portions of Registrant's Proxy Statement dated March 14, 2001.

================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item Number

       Part I                                                               Page
       ------                                                               ----
1.     Business
           Travel Related Services..........................................   1
           American Express Financial Advisors .............................  16
           American Express Bank ...........................................  25
           Corporate and Other..............................................  33
           Foreign Operations...............................................  34
           Important Factors Regarding Forward-Looking Statements ..........  35
           Segment Information and Classes of Similar Services .............  38
           Executive Officers of the Company ...............................  38
           Employees .......................................................  41
2.     Properties ..........................................................  41
3.     Legal Proceedings....................................................  42
4.     Submission of Matters to a Vote of Security Holders .................  44

       Part II
       -------
5.     Market for Company's Common Equity and Related Stockholder Matters...  45
6.     Selected Financial Data .............................................  45
7.     Management's Discussion and Analysis of Financial Condition and
       Results of Operation ................................................  45
7A.    Quantitative and Qualitative Disclosures About Market Risk ..........  45
8.     Financial Statements and Supplementary Data .........................  45
9.     Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure ................................................  45

       Part III
       --------
10.    Directors and Executive Officers of the Company ....................   46
11.    Executive Compensation .............................................   46
12.    Security Ownership of Certain Beneficial Owners and Management .....   46
13.    Certain Relationships and Related Transactions .....................   46

       Part IV
       -------
14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K....   46
       Signatures .........................................................   48
       Index to Financial Statements ......................................  F-1
       Consent of Independent Auditors ....................................  F-2
       Exhibit Index.......................................................  E-1

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

                             TRAVEL RELATED SERVICES
                             -----------------------

         American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS") provides a variety of products and services, including, among others, global card network, issuing and processing services, the American Express(R) Card, the Optima(R) Card, a number of cobranded Cards, and other consumer and corporate lending and banking products, the American Express(R) Travelers Cheque, stored value products, business expense management products and services, corporate and consumer travel products and services, tax preparation and business planning services, magazine publishing, and merchant transaction processing, point of sale and back office products and services. TRS offers products and services in more than 200 countries. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

         TRS' business as a whole has not experienced significant seasonal fluctuation, although Travelers Cheque Sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card-billed business tends to be moderately higher in the fourth quarter than in other quarters.

         TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

         GLOBAL NETWORK SERVICES
         -----------------------

         TRS operates a global general-purpose card network. Network functions include operations, service delivery, systems, authorization, clearing, settlement, and marketing; the development of new and innovative products for the network; and establishing and enhancing millions of relationships with merchants globally, both online and offline. One of the key assets of TRS' network is the American Express brand, which is one of the world's most highly



-------------------------------------
*Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will," "should" and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements are discussed on pages 35-38.

recognized and respected brands. Cards bearing the American Express logo ("Cards") are issued by qualified institutions and are accepted at automated teller machines ("ATMs") and at all merchant locations worldwide that accept the American Express Card.

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

         TRS is the largest issuer of Cards on the American Express global network. In addition, as of December 31, 2000, there were 70 arrangements in place with banks and other qualified institutions in 74 countries providing for Card issuance by those entities. These partnerships create more American Express branded cards in force, drive more transaction volume through the American Express merchant network, and significantly expand the reach of the American Express brand. Global Network Services partners have contributed 1.4 million new merchant outlets, a significant addition to the American Express international merchant base. Among the new agreements announced in 2000 for cards to be issued on the American Express global network were those with Deutsche Bank Italia (Italy); Aeon Credit Service (Asia) Co., Ltd., in Argentina: Banco Rio de la Plata, S.A.; Banco de la Provincia de Buenos Aires; Banco Bansud, S.A.; Hong Leong Bank (Malaysia); and Tata Finance Ltd. (India), among others. Some of the other arrangements have been in place for more than 20 years, but the vast majority have been established since 1995. In May 1996, the Company invited banks and other qualified institutions in the United States to begin issuing Cards on the American Express network. In 1997, the Company established Global Network Services to manage its network business, bringing increased focus and resources to this area. Global Network Services continued to show strong growth in billed business in 2000.

         To date, the only issuers on the American Express network in the United States are TRS and a United Kingdom financial institution with no other card issuing activities in the United States. This is the result of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express branded cards. No banks have been willing to forfeit membership in VISA USA, Inc. and/or MasterCard to issue cards on the American Express network. In a lawsuit filed on October 7, 1998, against VISA USA, Inc. and VISA International Corp. (collectively, "VISA") and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the antitrust laws of the United States. The trial of this lawsuit concluded in August 2000, and the trial judge has not yet rendered a decision.

         As a network, TRS encounters intense worldwide competition from other card networks like VISA, MasterCard, Diners Club, the Discover/NOVUS Network of Morgan Stanley Dean Witter & Co. (U.S. only) and JCB. The principal competitive factors that affect the network business are (i) the number of cards in force and extent of spending done with these cards; (ii) the quantity and quality of establishments that accept the cards; (iii) the success of targeted marketing and promotional campaigns; (iv) reputation and brand recognition; (v) the ability to develop and implement innovative systems and technologies cost effectively on a global basis; (vi) the ability to develop and implement innovative types of card products and support services for merchants and issuers and acquirers on the network; (vii) success in implementation of strategies to reduce suppression -- when merchants that accept cards encourage a customer to use another card or cash; and (viii) the availability of alternative payment systems.

         CONSUMER CARD, SMALL BUSINESS AND CONSUMER TRAVEL SERVICES
         ----------------------------------------------------------

         TRS and its licensees offer individual consumers charge cards such as the American Express(R) Card, the American Express(R) Gold Card, the Platinum Card(R) and the ultra-premium Centurion(SM) Card; revolving credit cards such as the Optima(R) Card, Blue from American Express(SM), the Delta SkyMiles(R) Credit Card from American Express, and the American Express(R) Credit Card, among others; and a variety of cards sponsored by and cobranded with other corporations and institutions. Cards are currently issued in over 50 currencies (including cards issued by banks and other qualified institutions) and permit Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept Cards, and to access cash through automated teller machines at more than 500,000 locations worldwide.

         Charge Cards, which are marketed in the United States and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Except in the case of extended payment plans (such as Sign & Travel(R) and the Extended Payment Option), Charge Cards require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled.

         TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. TRS continues to expand its consumer lending activities in key markets outside the U.S., primarily through the introduction and increased distribution of new revolving credit card products.

         American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, issues the Optima Card, Blue from American Express and all other American Express branded revolving credit cards in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with its Sign & Travel and Extended Payment Option programs. The Sign & Travel program gives qualified United States Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Extended Payment Option offers qualified United States Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount.

         Centurion Bank is also the issuer for certain Charge Cards. It also offers Membership B@nking(R) -- an online banking service that provides consumers with high-value products, such as ATM access with rebates on surcharges from other banks, competitive rates on deposits and the convenience of banking by the Internet, telephone, ATM or mail. During 2000, Membership B@nking continued to grow, and customer service and website stability improved. To help further expand its financial services businesses globally, the Company formed the Global Brokerage and Membership B@nking unit. This unit will work closely with American Express Financial Advisors and TRS' card business in both the United States and select international markets to better reach consumers through a number of distribution channels with a variety of products.

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

         TRS is concerned about fraud throughout its Card operations. The Company continues to take measures to address fraud issues, including investing in new technologies and educating Cardmembers through fraud protection initiatives. For example, during 2000, the Company introduced Private Payments(SM), a free service that enables U.S. consumer and small business Cardmembers to use a random, unique card number for each online purchase.

         Cardmembers have access to a variety of special services and programs, depending on the type of Card they have and their country of residence. These include MEMBERSHIP REWARDS(R), Global Assist(R) Hotline, Buyer's Assurance Plan, Car Rental Loss and Damage Insurance Plan, Travel Accident Insurance, Purchase Protection Plan, Best Value and Online Shopping Guarantees, Custom Extras, Assured Reservations, and Online Fraud Protection Guarantee. Gold Cardmembers in the United States have access to certain additional services, including a Year-End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and various other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. The Centurion Card, offered in the United States during 1999 following a launch of its predecessor in the United Kingdom, is an ultra-premium charge card providing highly personalized customer service, and an array of travel, lifestyle and financial benefits (and in the U.K., a smart chip enabling additional functionality in the future). Under the Express Cash program, enrolled Cardmembers can obtain cash or American Express Travelers Cheques 24 hours a day from automated teller machines worldwide. Personal, Gold, Platinum and Centurion Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company.

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

         The Charge Card, ATM and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit); the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected); the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted); the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements); the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs). Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see page 34). Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Centurion Bank is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions. Changes in such laws and regulations or judicial interpretation thereof could impact the manner in which Centurion Bank conducts its business.

         In 2000, TRS continued to deepen its relationships with core Cardmembers and gained a greater share of the plastic spending of its customers. TRS also maintained its focus on acquiring new Cardmembers. Billed business in the United States grew as Cardmembers increased their use of Cards for everyday spending at supermarkets, drugstores, gas stations and for paying utility bills, road tolls and federal taxes. In addition, new card acquisitions had strong growth. The number of consumer Credit Cards in the United States increased, and consumer Charge Cards grew for the second consecutive year after nearly a decade of declines. TRS also selectively expanded the size of credit lines and encouraged Cardmembers to transfer outstanding balances from other card issuers. TRS significantly increased its lending balances and continued to capture a greater share of industry credit card lending balances.

         Two of the products launched by TRS in the United States in 1999 made significant contributions to its results in 2000, exceeding expectations in terms of spending and credit performance. First, Blue from American Express is the first widely marketed credit card in the United States with an embedded smart chip, currently designed to provide added security and rewards and to help facilitate purchases using the Internet. TRS is actively pursuing additional applications for the chip. Second, the cobranded cards launched with Costco were exceptional additions to TRS' U.S. portfolio. At year-end 2000, TRS had issued more than two million Blue from American Express cards and over one million Costco consumer cards in the United States alone. Additional new card products include the Hilton HHonors(R) Platinum Credit Card and Blue for Business(SM), a credit card for small businesses that has a computer chip and design similar to Blue from American Express and offers exclusive discounts on services from certain Internet service providers. During the year, TRS also renewed its cobrand card agreement with Delta Airlines and launched the Delta SkyMiles Credit Card from American Express with the ALWAYS DOUBLE MILES(SM) feature. ALWAYS DOUBLE MILES enables current and new cardmembers to earn two SkyMiles for every eligible dollar charged to the Card for purchases made at supermarkets, gas stations, drugstores, home improvement stores, the U.S. Postal Service, wireless phone bills and Delta purchases.

          TRS has been exploring the possibility of growing its business through acquisition of credit card portfolios. During the latter part of 2000, TRS signed agreements to acquire the ShopRite cobrand portfolio with approximately $70 million in receivables, and the Bank of Hawaii portfolio with approximately $226 million in receivables. TRS intends to continue to pursue opportunities to acquire credit card portfolios as they arise.

         Over the past few years, TRS has expanded its MEMBERSHIP REWARDS program to include a broader range of travel rewards and retail merchandise and gourmet gifts. Loyalty programs such as MEMBERSHIP REWARDS, with more than eight million enrollees worldwide, are instrumental in increasing Cardmember retention and profitability. In the United States, MEMBERSHIP REWARDS enrollees have 54 percent lower attrition, spend an average of 40 percent more in the first year of enrollment, have half the credit loss rates of non-enrollees, and pay their bills faster. In addition, the average profitability of each MEMBERSHIP REWARDS enrollee is more than five times greater than that of a non-enrollee. MEMBERSHIP REWARDS enrollees now represent a significant portion of Cardmember spending.

         TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their MEMBERSHIP REWARDS points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and reward redemption rates, the cost of MEMBERSHIP REWARDS has increased over the past several years and continues to grow. During 2000, TRS enhanced the MEMBERSHIP REWARDS program by allowing enrollees to redeem their points via the American Express website in real time, thereby increasing customer satisfaction while lowering call volume and related processing costs. TRS will continue to seek ways to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

         Services offered for a fee to Cardmembers include travel, accident and credit insurance products, a card registry and replacement service, credit bureau monitoring and telecommunication services. Additional services include a subscription service for magazines, a pre-paid legal service and various merchandise-related offerings.

         TRS continues to make significant investments in its card processing system and infrastructure to allow faster introduction and greater customization of products. TRS also is utilizing technology to develop and improve its service capabilities.

         TRS encounters substantial and increasingly intense competition worldwide with respect to the Card issuing business. As a card issuer, TRS competes with financial institutions (such as Citigroup, First USA Bank, MBNA, Chase Manhattan, Providian Financial, Capital One Financial and Bank of America) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley Dean Witter & Co. affiliate that issues the Discover Card on the Discover/NOVUS Network. TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards due to their limited acceptance.

         Numerous United States banks issuing credit cards under revolving credit plans charge annual fees in addition to interest charges where permitted by state law. However, the issuer of the Discover Card, as well as many issuers of VISA cards and MasterCard cards, generally charge no annual fees.

         Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional interest rates for both card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders. The trend of mergers and consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers has continued, resulting in some issuers becoming even larger, with greater resources, economies of scale and brand recognition to compete -- and a smaller number of dominant issuers. Use of debit cards for point-of-sale purchases has continued to increase as many banks have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo. TRS does not currently offer point-of-sale debit card products in any significant way.

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

         TRS, through its Small Business Services Group ("SBS"), is also a leading provider of financial and travel services to small businesses (i.e., generally less than 100 employees and/or sales of $10 million or less). SBS continued to achieve strong growth during the year as demonstrated by year-over-year increases in spending on cards, loans outstanding and the total number of charge and credit cards issued to small business owners. This growth has been supported by customer response to the small business versions of a number of TRS' consumer card products, including Delta SkyMiles Credit Cards from American Express, Optima cards and, most recently, Costco and Blue for Business cards.

         SBS is the number one card issuer and one of the largest lenders to small businesses in the United States. Over the past five years, SBS has broadened its product offerings to include equipment leasing, unsecured lines of credit and term loans, which are actively marketed to existing customers and prospects. In February 2001, TRS signed an agreement to purchase SierraCities.com Inc., an equipment financing company. SBS is also broadening awareness of its services through new Internet-based sponsorships and advertising programs. TRS maintains, as part of americanexpress.com, the American Express Small Business Exchange Website, through which it provides small business owners with relevant information, expert advice and customer servicing applications.

          The American Express Consumer Travel business has three segments:
American Express-owned travel service offices; retail outlets owned by American Express representatives; and American Express remote delivery call centers, which offer travel services to Platinum, Centurion and other Cardmembers. Through these facilities, Cardmembers are able to receive service in person, by phone or by fax, in addition to the Company's online servicing. Since a large number of the Company's consumer and small business Cardmembers are also active leisure travelers, TRS seeks to leverage its consumer travel network to better serve its customers and grow the business despite extremely challenging competitive pressures. See pages 10-11 for a discussion of competition in the travel industry.

         TRS' retail travel network of more than 1,700 Travel and Foreign Exchange Services locations is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the strength of the travel network. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800 type services and Internet-based products and services.

         MERCHANT SERVICES
         -----------------

         Over the past several years, TRS' Establishment Services Group has focused on expanding the TRS network of merchants and increasing merchant acceptance globally, both through employees and third-party sales agents. In 2000, TRS continued to see strong progress in merchant signings worldwide.

         During the year, TRS strengthened its merchant coverage in the United States in various industries, including government, supermarkets, insurance, quick-service restaurants and business-to-business. Key signings included the supermarkets of Supervalu Inc.; John Hancock Life Insurance; Arby's; KFC; the telecommunications service provider Avaya; and airport parking locations within the three New York metropolitan airports operated by the Port Authority of New York and New Jersey. The merchant network in the United States can now accommodate more than 95% of American Express Cardmembers' general purpose plastic spending. TRS' objective is to achieve merchant coverage wherever Cardmembers want to use the Card. In the United States, TRS acquires merchants through three sales channels: a proprietary sales force, third-party sales agents and telemarketing. Card acceptance by online merchants also continued to grow in 2000, with most of the top 500 U.S. sites now accepting the Card.

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

         TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase Card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. In 2000, TRS launched the Offer Zone(SM) which consolidates American Express and merchant offers in a single site, creating a one-stop online shopping experience for consumer and small business cardmembers. TRS also continued to expand its range of services during the year to include other Internet initiatives to help merchants that accept Cards more effectively manage their businesses online. For example, TRS implemented a suite of e-commerce tools to help merchants in various stages of their e-commerce lifecycle establish and grow their web presence. TRS also increased capabilities for online self-servicing through which merchants may access and update their account information online.

         TRS' focus on retail and everyday spend categories continued to contribute strongly to business growth, with expanded merchant coverage in these categories spurring strong cardmember spending. In the United States from 1998 through 2000, TRS' charge volume in travel industries grew 14 percent, compared with growth in retail of 48 percent and in everyday spend categories of 102 percent.

         At year-end, TRS was the second-largest owner/operator of ATMs in the United States with more than 8,600 terminals. Early in 2000, TRS announced the purchase from EDS of more than 4,500 ATMs located in 7-Eleven stores in 27 states and the District of Columbia. TRS is also branding its entire ATM network with the name ATM Axis(R), and plans to offer a wide variety of products and services beyond dispensing cash, such as money transfer services, stored value cards and retail couponing.

         CORPORATE SERVICES
         ------------------

         TRS' Corporate Services Group ("CSG") provides Corporate Card, Corporate Travel, Corporate Purchasing Card and consulting services to leading corporations around the world.

         CSG provides Corporate Charge Card expense management services to large and mid-sized companies for travel and entertainment spending. Companies are offered these services through the American Express(R) Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes.

         CSG integrates the Corporate Card and business travel services in the United States and certain foreign countries to meet the competition for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses.

         CSG provides a wide variety of travel services to customers traveling for business and is one of the leading business travel providers worldwide. For business travel accounts, CSG provides corporate travel policy consultation and management information systems, and group and incentive travel services. CSG receives commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, fees for reservations and ticketing and management and transaction fees from certain business travel accounts.

         CSG faces vigorous competition from numerous other travel agencies domestically as well as direct sales by airlines and travel suppliers in the United States and abroad. This competition is mainly based on price, service, convenience and proximity to the customer and has increased due to several factors in recent years, including the acquisition of independent agencies by larger travel companies. In addition, many companies have established in-house business travel departments.

         Airlines have continued efforts to reduce their distribution expenses, including travel agency commissions, through techniques such as caps on commission fees and decreases in base commission rates. In addition, airlines continue to consolidate through mergers and by forming alliances for marketing and service delivery purposes. Those actions have caused some independent agencies to go out of business and forced others to seek consolidation opportunities. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities such as focusing on electronic ticketing. Customers may increasingly seek alternative channels to make travel arrangements, such as online travel reservation services or airline services that require booking directly with the airlines.

         In 2000, the CSG business grew, although there were challenging economic conditions in many markets and downward pressure on profit margins that continued throughout the travel industry. The ongoing trend of airline alliances, airline websites permitting travelers to book business directly and airline commission rate reductions resulted in decreased business travel revenue and price increases for travelers, fewer opportunities for data aggregation for corporations and greater pressure on the CSG travel business. CSG continues to modify its business model to address these ongoing industry challenges. For example, CSG has accelerated its efforts to rely less on commission revenues from suppliers, and has now shifted more toward fees for specific services rendered both from suppliers and customers. Competitors also continue to increase their focus on the Corporate Card business. For a discussion of competition relating to the Card issuing business, see page 7.

         During the year, CSG launched the Corporate Meeting Card, which provides corporate meeting planners with a tool for consolidating expenses and streamlines processes while minimizing paperwork. CSG also signed or re-signed a number of important clients including Johnson & Johnson, Pfizer and Dell Computer Corporation. In addition, CSG rolled out American Express@Work(R) in the United States. This online service allows corporate clients to apply for Corporate Cards using a "smart form" submitted electronically and reduces the error rate on applications. It also enables Corporate Card program administrators to instantly approve or cancel cards, update contact information, or adjust spending limits.

         CSG also seeks to improve client company management of non-travel and entertainment business expenses through the Corporate Purchasing Card. This product assists large companies in managing indirect spending including traditional purchasing administration expenses. Employees can use the Purchasing Card to order directly from manufacturers and suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. CSG pays the suppliers and submits a single monthly billing statement to the company.

     To expand its capabilities relating to online purchasing, CSG is developing a business-to-business digital marketplace. It has also developed relationships with a number of leading e-commerce firms to provide a faster, more efficient way for customers to purchase office supplies and related products using the Corporate Purchasing Card. For example, CSG announced a strategic agreement with Ariba, Inc. to accelerate and streamline business-to-business commerce through the joint development of a suite of electronic payment services. With GetThere, CSG introduced a web-based corporate travel booking system, Corporate Travel Online. CSG also entered into a joint venture to form a new company, MarketMile LLC, to build and operate an Internet-based marketplace to streamline the purchasing of everyday business products and services.

         TRS INTERNATIONAL
         -----------------

         The TRS International Group continues to focus on expanding its proprietary card business and network alliances in key markets, expanding the network of merchants that accept American Express Cards, and leveraging opportunities for growth in Corporate Card, Corporate Travel and in other areas of Corporate Services. This business was strengthened in 2000 through new product introductions, increased Global Network Services' agreements and expanded merchant coverage.

         During the year, TRS International had strong increases in total cards in force, billed business and lending balances. TRS also increased its international merchant coverage, which now accommodates 88 percent of Cardmembers' general purpose plastic spending, up from 86 percent a year ago. Key signings included Marks & Spencer in the United Kingdom, Carrefour supermarkets in Brazil and Argentina, and Arrow Pharmaceuticals and API Pharmaceuticals in Australia, among others. However, suppression continues to be a problem, particularly in Europe and Asia.

         TRS continued to bolster its proprietary business during the year through the launch of proprietary charge and credit products in 15 international markets, 25 affinity card products and seven new distribution agreements. Products included a cobrand product with Singapore Airlines in Asia; two Costco cobrand cards in Canada; a revitalized Personal Card in the United Kingdom; and a cobrand agreement with British Airways, which launched in January 2001. More customers also moved to Platinum Card(R) and Centurion(SM) Card products, reflecting the trend toward the "premiumization" of TRS' customer base.

         During the year, TRS International also continued to pursue alliances through joint ventures or other agreements with qualified institutions that issue cards with an American Express logo. See Global Network Services on page 2 for a discussion of these alliances. TRS expects to continue establishing similar types of arrangements outside the United States, while at the same time deepening its existing relationships. TRS also entered into an agreement with JCB Co., Ltd. (Japan Credit Bureau), the largest card issuer and merchant acquirer in Japan. The agreement provides for reciprocal card acceptance, merchant acquisition, and merchant processing covering five markets, including Japan.

         In 2000, the Corporate Services Group also enhanced its presence internationally. CSG expanded relationships with a number of prominent firms, including Total Fina Elf S.A., Deutsche Bank and BASF. In addition, the Corporate Gold Card was launched in Hong Kong, Malaysia, the Philippines, Singapore and Thailand.

         TRS International, through its Foreign Exchange Services Group ("FES"), also provides currency exchange and foreign payment services to consumers in American Express Travel Offices, dedicated bureaus, airports and other locations. FES expanded its International Payments business, which offers to small businesses and banking customers an Internet-based service for making payments to foreign suppliers in Australia and the UK. FES also enlarged its global retail brand presence in Eastern Europe and South America, and extended its partnerships in India, Thailand, Turkey and the United States.

         The Company expanded its Internet presence and capabilities outside the United States with the launch during 2000 of new websites in France, Italy, the Netherlands, Spain and Sweden.

         For a discussion of competition relating to the American Express Global Network and Card issuing business, see pages 2-3 and 7.

         TRAVELERS CHEQUE
         ----------------

         The Company, through its Travelers Cheque Group, is a leading issuer of travelers checks. The Company also issues Money Order and Official Check products in the United States, and the TravelFunds Direct(R) product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

         In 2000, management of the Travelers Cheque Group was moved from the Chief Executive Officer of American Express Bank Ltd. to TRS under the President of Global Establishment Services. Accordingly, the Travelers Cheque Group is now reported as part of the TRS operating segment.

         The American Express(R) Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque is a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Gift Cheques, a type of Travelers Cheque, are used for gift-giving purposes.

         Travelers Cheques are issued in eleven currencies, including a Euro-denominated Travelers Cheque, both directly by the Company and through joint venture companies in which the Company generally holds an equity interest. As a result of the final conversion of certain European currencies to a single Euro currency early in 2002, the French Franc, German Mark and Dutch Guilder American Express Travelers Cheques will cease being issued or sold by the end of 2001 (but will continue to be honored, redeemed, and refunded if outstanding).

         The Company believes it is the leading issuer of travelers checks. American Express Travelers Cheques are sold through a broad network of outlets worldwide, including travel offices of the Company, its affiliates and representatives, travel agents, commercial banks, savings banks, savings and loan associations, credit unions and other financial, travel and commercial businesses. The Company sometimes compensates selling agents for their sale of Travelers Cheques. In 2000, the Company expanded the sale of Travelers Cheques and Gift Cheques over the Internet. During the year, Travelers Cheque sales increased 5.3 percent globally, and consumer Gift Cheque sales increased approximately 30 percent. This growth was driven by new advertising and marketing programs, Gift Cheque promotions, and the use of internet sales capabilities.

         The proceeds from sales of Travelers Cheques issued by the Company are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

         Issuers of Travelers Cheques and Money Orders are regulated under most state "money transmitter" laws. These laws require Travelers Cheque issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit Travelers Cheque and Money Order licensees annually. In addition, Travelers Cheque and Money Order issuers are required to comply with state unclaimed and abandoned property laws. These laws require issuers to pay to states the face amount of any Cheque or Order that is uncashed or unredeemed after a specified period of years.

         Travelers Cheques compete with a wide variety of financial payment products. Consumers can utilize a variety of alternative mechanisms for payment such as other brands of travelers checks, cash, credit and debit cards and national and international automated teller machine networks. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the acceptability of the checks throughout the world as an alternative to currency; (iv) the compensation paid to, and frequency of settlement by, selling agents; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotional campaigns; and (vii) the ability to service satisfactorily the check purchaser if the checks are lost or stolen.

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         Interactive Services and New Businesses ("IS&NB") leverages interactive technologies to develop new businesses and enhance existing businesses. IS&NB leads and coordinates the deployment of the Company's enterprise-wide interactive strategy with a focus on providing Internet and interactive capabilities to meet customers' needs. This has been and is expected to be an important part of the Company's business.

         At year-end, approximately 3.5 million Cardmembers were enrolled in "Manage Your Card Account Service." This service enables Cardmembers to review and pay their American Express bills electronically, view their MEMBERSHIP REWARDS(R) accounts and conduct various other functions quickly and securely online. The Company now has an online presence in 18 markets.

         In 2000, the Company launched a new home page on its website, adding additional capabilities and functions. The Company also commenced a program which utilizes thousands of partner websites to initially sell 12 different American Express products and services, and developed a strategy and infrastructure to cross sell American Express products and services at americanexpress.com. The Company will continue to implement interactive strategies in an effort to increase customer loyalty, generate revenue, lower acquisition costs and extend awareness of the brand online.

         Over the last several years, as part of the Company's interactive initiatives, TRS has made numerous minority investments, which typically also include arrangements for marketing and, in certain cases, software development. In 2000, TRS made equity investments in over 20 additional interactive companies, including among others: Lipstream Networks, a leader in live voice communication over the Internet; Protege, a U.K.-based company that helps U.S. technology companies enter the European market rapidly; RiskMetrics, an online risk measurement provider; and Privada, an online privacy service provider.

         During the year, the Company continued to develop its stored-value business with the signing of leading retail partners. Additionally, the Company launched with Zowi Corporation, the Cobaltcard, a stored-value card for teenagers and young adults designed for purchasing online and in stores.

         The Company is also developing global strategies for smart cards, which are cards with computer chips that can store and process data. During the year, the Company launched nine new smart card products in six countries and is focused on developing valuable applications for smart card users for both the online and offline world.

         TRS also markets education loans to students and parents through approximately 700 relationships with colleges and universities. The Educational Loan business increased its government-backed educational loans significantly during the year.

         American Express Tax and Business Services Inc. ("TBS") is a tax consulting and business advisory firm for small and mid-sized companies. TBS provides a wide range of services, including tax planning and accounting, litigation support, small business advisory services, business technology consulting and other business consulting services. In addition, TBS has expertise in a variety of industries, including health care, real estate, manufacturing and distribution, among others. TBS has more than 60 offices in 18 states with approximately 2,800 employees. It continued to acquire non-attest accounting firms in 2000.

         TRS, through American Express Publishing, also publishes luxury lifestyle magazines such as Travel + Leisure(R), T&L Golf(SM), Food & Wine(R) and Departures; travel resources such as SkyGuide(R); business resources such as the American Express Appointment Book and Fortune Small Business magazine; a variety of cooking, travel, wine, time management, and financial books and products. TRS also has a custom publishing group and is expanding service-driven websites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com, and skyguide.net.

                       AMERICAN EXPRESS FINANCIAL ADVISORS
                       -----------------------------------

         The Company, through its American Express Financial Advisors operating segment ("AEFA"), makes available a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. This segment generally includes American Express Financial Corporation ("AEFC") and its subsidiaries and affiliates described below. AEFA's products and services include financial planning and advice, insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, investment advisory services, trust and employee plan administration services, personal auto and homeowner's insurance and retail securities brokerage services. At December 31, 2000 American Express Financial Advisors Inc. ("AXP Advisors"), AEFA's principal marketing subsidiary, maintained a nationwide financial planning field force of over 12,000 persons. AXP Advisors uses the shortened name "American Express" in its marketing material to establish a stronger brand identity for the Company in financial services.

         DISTRIBUTION OF PRODUCTS AND SERVICES
         -------------------------------------

         AEFA has three primary financial service distribution channels: retail, consisting of financial advisors and direct access (online, telephone and mail), institutional and third party.

         AEFA's primary distribution channel is its sales force of financial advisors. Through this channel, AEFA offers financial planning and investment advisory services (for which it charges a fee) to individuals and business owners which may address six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning. AEFA's financial advisors provide clients with recommendations from more than 4,000 proprietary and non-proprietary products and services.

         In March 2000, AEFA implemented a platform structure to provide advisors choices in how they affiliate with the organization, with various levels of service, compensation and branding. Advisors are able to choose a salaried employee advisor platform with a high level of service and a lower payout rate; a branded advisor platform, structured as a franchise system, in which advisors get a higher payout rate and can purchase the services they prefer; or an affiliated but unbranded broker-dealer platform with a yet higher payout. The unbranded platform is Securities America, Inc., a broker-dealer owned by AEFC. It services approximately 1,370 financial advisors and is a distributor of mutual funds, annuities and insurance products. Approximately 35 percent of AEFA's financial advisors are American Express employees; about 55 percent are American Express-branded franchisees; and about 10 percent are in the unbranded platform. AEFA believes it is the only U.S. company to offer these three different career tracks for advisors, which it considers a strategic advantage.

         The use of a dedicated field force may entail higher initial costs than other forms of marketing, such as direct-response or independent agency distribution. However, AEFA believes that its ability to provide broad-based integrated services on a relationship basis is a competitive advantage. At the same time, AEFA recognizes that it needs to continue its efforts to increase the size of its dedicated field force due to its main competitors' larger sales forces and more developed alternative distribution channels. In attracting and retaining members of the field force, AEFA competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions.

         Consistent with the Company's goal of promoting cross selling across all of its units, AEFA has increased its sales to customers from other American Express businesses. In 2000, American Express Cardmembers accounted for approximately 30 percent of all new clients of AEFA's financial advisors, and substantial mutual fund and investment certificate sales were made to American Express Bank's foreign customers.

         AEFA recently has taken further steps to integrate its direct retail distribution channel with the advisor channel. AEFA's online brokerage business, American Express Brokerage, allows clients to purchase and sell securities online, obtain research and information about a wide variety of securities, use asset allocation and financial planning tools, contact an advisor, as well as have access to more than 2,000 proprietary and non-proprietary mutual funds, among other services. AEFA believes it has the sixth largest online brokerage in the U.S. based on assets and number of accounts. The Company also recently purchased a European online broker. See page 24.

         During the year, AEFA continued to expand its institutional business, which includes separate account asset management services for corporate, public and union retirement funds. AEFA also continued to acquire retail clients through the workplace with its Financial Education and Planning Services programs. Financial Education and Planning Services combines the resources of the groups formerly known as Financial Education Services, Investing at Work, and the Employee Education function within the American Express Retirement Services 401(k) business. This new group provides programs in the workplace for employers who want to offer their employees financial education and the opportunity to save after-tax funds beyond their company retirement savings plan. This program currently serves employees at approximately 45 companies and plans to grow through sales both to new clients and current American Express Retirement Services clients.

         In addition to the retail and institutional distribution channels, AEFA has a third-party channel that distributes proprietary investment, insurance and annuity products through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. Although AEFA has expanded its network of third-party distributors and the range of products offered through them, third-party sales efforts have lagged behind expectations. During 2000, AEFA suspended operation of its third-party broker-dealer channel, made up of national and regional broker-dealers and insurance agencies, in order to focus on the strategic alliance channel and the bank channel. As part of this focus, AEFA formed strategic alliances with several financial institutions to distribute AEFA's proprietary products through their retail networks.

         The move to multiple distribution channels has implications for how AEFA services its clients. In order to provide clients with a more integrated service, it will be necessary to build the capability to recognize and service the client's entire relationship with AEFA, regardless of which channel or channels they have used. This will require, among other things, continued investment in both technology infrastructure and the service organization. As AEFA has expanded its distribution channels, it has also increased its sale of non-proprietary products, which generally are less profitable than proprietary sales.

         AXP Advisors does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia and Puerto Rico. AXP Advisors is registered as a broker-dealer and investment advisor regulated by the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). AEFA's financial advisors must obtain all required state and NASD licenses.

         AEFA has experienced, and believes it will continue to be subject to, increased regulatory oversight of the securities and commodities industries at all levels. Among other powers, the SEC, self-regulatory organizations and state securities commissions may conduct administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees. In addition, individual investors can bring complaints against AEFA. AEFA also believes it is one of the first financial institutions to structure itself as a franchise system. As such, AEFA is subject to Federal Trade Commission and state franchise requirements.

         Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, innovation, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFA competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger and more global than AEFA, and the continuing trend towards consolidation and globalization in the financial services industry may increase the number of these stronger competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition in many of AEFA's markets. The ability of certain financial institutions to offer, and the dramatically increased usage by investors of, online investment and information services has also affected the competitive landscape over the past couple of years. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AEFA's financial advisors. AEFA anticipates that competition in this industry will increase as a result of the implementation of the Gramm-Leach-Bliley Financial Services Modernization Act of 1999 ("Gramm-Leach-Bliley Act"), which permits banks, insurance companies and securities firms to combine and offer a broad range of permissible financial services. See page 34 for a discussion of privacy-related issues under this law.

         AEFA's business does not, as a whole, experience significant seasonal fluctuations.

         INSURANCE AND ANNUITIES
         -----------------------

         AEFA's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life believes it is the fourteenth largest life insurance company in the United States, with consolidated assets at December 31, 2000 of approximately $60 billion (under generally accepted accounting principles). IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable dollar annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company ("American Centurion Life") is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express(R) Cardmembers and others who reside in states other than New York.

         IDS Life's products include whole life, universal life (fixed and variable), single premium life and term products (including waiver of premium and accidental death benefits), disability income and long-term care insurance. IDS Life also offers a variable universal life insurance product, the American Express(R) Variable Universal Life III, in which the purchaser may choose among investment options which include portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account".

         IDS Life is one of the nation's largest issuers of single premium and flexible premium deferred annuities on both a fixed and variable dollar basis. Immediate annuities are offered as well. IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any upward movement in a broad-based stock market index. IDS Life also offers a variable annuity, the American Express Retirement Advisor Variable Annuity(R), in which the purchaser may choose among investment options which include portfolios of common stocks, bonds, managed assets and/or short-term securities, and IDS Life's "general account".

         Over the past five years, IDS Life's variable annuity sales have had an increasing impact on total annuity sales. In 2000, sales of annuity products rose 51 percent, with variable annuity sales particularly strong as a result of new product offerings.

         IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life Insurance Company of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The purpose of such regulation and supervision is primarily to protect the interests of policyholders. Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of fixed and variable life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased (see Legal Proceedings on page 42). Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of policyholders of insolvent insurance companies. On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of variable annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon AEFC's insurance subsidiaries.

         As a distributor of variable annuity and life insurance contracts, IDS Life is registered as a broker-dealer and is a member of the NASD. As investment manager of various investment companies, IDS Life is registered as an investment advisor under applicable federal requirements.

         IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 35 states and the District of Columbia. This insurance is also underwritten by AMEX Assurance Company, a subsidiary of American Express Company, and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois.

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

         INVESTMENT CERTIFICATES
         -----------------------

         American Express Certificate Company ("AECC") (formerly IDS Certificate Company), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. AECC is registered as an investment company under the Investment Company Act of 1940. AECC currently issues ten types of face-amount certificates. Owners of AECC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by AECC. In addition, persons owning three types of certificates may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index up to a variable maximum return. The certificates issued by AECC are not insured by any government agency. AEFC acts as investment manager for AECC. AECC's certificates are sold by AEFA's field force, as well as marketed by American Express Bank Ltd. to its foreign customers.

         AECC is the largest issuer of face-amount certificates in the United States. At December 31, 2000, it had approximately $4.0 billion in assets. AECC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

         MUTUAL FUNDS
         ------------

         AEFA offers a variety of mutual funds, for which AXP Advisors acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The American Express(R) Funds consist of 48 retail mutual funds, with varied investment objectives and include, for example, money market, tax-exempt, bond and stock funds. The American Express Funds, with combined net assets at December 31, 2000 of $92.7 billion, was the 20th largest mutual fund family in the United States and, excluding money market funds, was the 10th largest. Results for the American Express Funds were mixed in 2000, partly as a result of the downturn in all major U.S. stock markets as well as in many global markets. Overall mutual fund sales, including proprietary and non-proprietary funds, increased 29 percent in 2000.

         During the year, AEFA launched four new proprietary funds in the United
States: AXP(R) Innovations Fund, AXP(R) European Equity Fund, AXP(R) Focus 20 and AXP(R) Growth Dimensions. Improving the investment performance of the American Express Funds is a major focus of the Company.

         For most funds, shares are sold in four classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is 5.75% for equity funds and 4.75% for income funds, with reduced sales charges for larger purchases. The sales charge may be waived for certain purchases, including those made through an investment product sponsored by AXP Advisors or another authorized financial intermediary. Class B shares are sold with a rear load. The maximum sales charge is five percent, declining to no charge for shares held over six years. Class C shares do not have a front-end sales charge. A one percent contingent deferred sales charge may apply for shares sold less than one year after purchase. Class Y shares are sold to institutional clients with no load. There are five index funds, which are sold in two no-load classes. Class D shares are sold with a 0.25% fee for distribution services, but without a sales charge, through an investment product sponsored by AEFA or another authorized financial institution. Class E shares are sold without a sales or distribution fee through American Express brokerage accounts and qualifying institutional accounts.

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

         OTHER PRODUCTS AND SERVICES
         ---------------------------

         American Express Asset Management Group Inc. ("AEAMG"), a subsidiary of AEFC, is an SEC registered investment advisor that provides investment management services for pension, profit sharing, employee savings and endowment funds of large- and medium-sized businesses and other institutions ("institutional clients"). AEAMG, through the Portfolio Management Group and American Express Portfolio Management Group (operating divisions of AEAMG), also offers discretionary investment management services to wealthy individuals and small institutions with account sizes between $1 million and $10 million. AEAMG, through its division Portfolio Management Group, manages money for individuals through wrap programs sponsored by affiliated and unaffiliated entities. AEAMG owns a majority interest in Kenwood Capital Management LLC ("Kenwood"), which provides investment management services to investment companies, corporations, trusts, estates, charitable organizations and tax qualified pension and profit sharing plans. Kenwood employs an active investment strategy that is based on a disciplined approach to stock selection and portfolio risk management, and seeks to achieve consistent excess returns relative to passive index benchmarks for small- and mid-cap segments of the United States equity market. AEAMG also owns a majority interest in Northwinds Marketing Group LLC, which markets investment management services of AEAMG and its affiliated investment advisers to large institutions, primarily union and public pension funds.

         Advisory Capital Partners LLC ("ACP") and Advisory Capital Income LLC ("ACI") are majority-owned subsidiaries of Advisory Capital Strategies Group Inc., which, in turn, is a wholly-owned subsidiary of AEAMG. ACP and ACI are each registered with the Commodity Futures Trading Commission ("CFTC") as a Commodity Pool Operator. ACP acts as the general partner of two Delaware limited partnerships and ACI acts as the general partner of a non-U.S. limited partnership. The partnerships offer hedge funds with an equity and fixed-income focus, which are sold privately to qualified eligible persons. These partnerships employ various investment strategies, including among other things, the use of leverage, short selling of securities and investment in options, futures and other derivative instruments. For the above partnerships, AEAMG acts as the investment manager. In addition, Advisory Alpha Partners L.P., a registered Commodity Pool Operator with the CFTC, and AEAMG jointly provide investment management and advisory services to two private non-U.S. investment vehicles, which also offer hedge funds with an equity and fixed-income focus. American Express Asset Management International Inc. and American Express Asset Management Ltd. jointly provide investment management and advisory services to another non-U.S. private investment vehicle, which offers a hedge fund with a European equity focus.

         AEAMG also serves as a sub-advisor to American Express Asset Management Ltd. in providing investment advice with respect to the United States Equity Fund Portfolio for the American Express(R) Asset Management Pooled Funds, which is an open-end unit trust under Canadian tax law. AEAMG also provides investment management services as collateral manager for various special purpose entities that issue their own securities which are collateralized by a pool of assets, e.g., collateralized debt obligations.

         At December 31, 2000, AEAMG managed securities portfolios in the U.S. totaling $19.8 billion for 690 accounts.

         International or global investment management is offered to institutional clients by American Express Asset Management International Inc. ("AEAMI"), a United States company with offices in Hong Kong, London and Singapore, and by American Express Asset Management Ltd. ("AEAML"), a United Kingdom company with offices in Hong Kong and London. International institutional investment management services are also provided, primarily on a sub-advisor basis for the clients of AEAMI and AEAML, by American Express Asset Management International (Japan) Ltd. ("AEAMIJ"), which has offices in Tokyo. At December 31, 2000, AEAMI managed securities portfolios totaling $9.9 billion for 33 accounts; and AEAML managed securities portfolios totaling $3.5 billion for 31 accounts. AEAMI and AEAML are wholly-owned subsidiaries of AEFC. As of December 31, 2000, AEAMIJ managed $92 million for a mutual fund sponsored by American Express Bank. AEAMIJ is a Japanese corporation that is a wholly-owned subsidiary of AEAMG.

         The institutional investment management business is highly competitive and AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance and client service.

         AXP Advisors sponsors two wrap programs marketed through financial advisors, marketing employees and third-party referrals. American Express(R) Wealth Management Service is a professionally managed discretionary wrap account based on model portfolios of individual securities. American Express(R) Strategic Portfolio Service Advantage is a non-discretionary mutual fund and individual security wrap program built around asset-allocation strategies. At December 31, 2000, assets in wrap programs offered by AXP Advisors totaled $17.1 billion for approximately 165,000 accounts. American Express Wealth Management Service and American Express Strategic Portfolio Service Advantage are operating divisions of AEFA.

         American Express Trust Company ("AETC") provides trustee, custodial, record keeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC is one of the leading 401(k) service providers in the United States. AETC is trustee of over 425 benefit plans which represent approximately $21.7 billion in assets and 1,149,000 participants. AETC also provides non-trusteed investment management of assets in excess of $2.3 billion. AETC's institutional assets under custody are in excess of $136.4 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division).

         In December 2000, American Express Personal Trust Services, FSB ("AEPTS") was granted a federal savings bank charter from the Office of Thrift Supervision (the "OTS"). AEPTS is a wholly-owned subsidiary of AEFC and provides personal trust, custodial, agency and investment management services to individual clients. AEPTS is also registered with the SEC as an Investment Adviser. AEPTS is authorized to transact business in all 50 states and the District of Columbia, and utilizes AEFA as its primary distribution channel. AEPTS is based in Minnesota and is regulated and supervised by the OTS, FDIC and SEC.

         AEFA distributes real estate investment trusts sponsored by other companies. AEFA also distributes, from time to time, managed futures limited partnerships in which an AEFC subsidiary is a co-general partner. Serving as distributor and co-general partner of such limited partnerships subjects AEFA and its affiliated co-general partner to regulation by the CFTC.

         In 2000, AEFA continued to expand its securities brokerage services. American Enterprise Investment Services Inc. ("AEIS"), a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 701,000 retail and institutional clients of AEFA. AEIS holds over $41.7 billion in assets for clients. AEIS is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

         In January 2001, the Company acquired Sharepeople Group plc, an online brokerage firm in the United Kingdom. This acquisition allows the Company entry into the online brokerage business in Europe, and the new wholly-owned subsidiary will be marketed as American Express Sharepeople. The firm offers customers trading in U.K. and U.S. equities, as well as unit trust products.

         In 2000, the Company launched the American Express Mortgage Center ("AEMC"), providing online access to hundreds of mortgage products. AEMS was developed through an alliance with Prism Mortgage Company, a subsidiary of Prism Financial Corporation.

         AEFA and American Express Bank Ltd. operate a jointly owned subsidiary, American Express International Deposit Company ("AEIDC"), in the Cayman Islands to accept deposits from foreign clients of American Express Bank Ltd. AEIDC is not regulated as a bank in the Cayman Islands.

         AEFA continues to develop new products and modify existing products for distribution through various distribution channels.

                              AMERICAN EXPRESS BANK
                              ---------------------

         The Company's wholly-owned indirect subsidiary, American Express Bank Ltd. (together with its subsidiaries, where appropriate, "AEB"), offers products that meet the financial service needs of four client groups: retail customers, wealthy individuals, financial institutions and corporations. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

         AEB's four primary business lines are personal financial services, private banking, financial institutions (formerly correspondent banking) and corporate banking. Personal financial services ("PFS") provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, mutual funds and life insurance products. Private banking focuses on wealthy individuals by providing such customers with investment management, trust and estate planning, deposit instruments and secured lending. The Financial Institutions Group provides to financial institution clients a wide range of products including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, credit, treasury and investment products, including third-party distribution of AEB offshore mutual funds. Corporate banking is provided to corporations principally in emerging markets and includes trade finance and working capital loans. Through global trading activities, AEB also provides treasury and capital market products and services, including foreign exchange, foreign exchange options, derivatives and trading, with a focus on emerging markets.

         In 2000, AEB continued to shift its business focus from corporate clients to individuals and financial institutions. This change aligns AEB's businesses more closely with the rest of the Company and positions it to play a more important role in the delivery of financial services on a global basis. At December 31, 2000, private banking client holdings rose 12 percent to a total of over $10 billion and client volumes in PFS increased 19 percent. Due in part to this change in emphasis, AEB reduced its corporate banking loans by $140 million in 2000 and increased its consumer and private banking loans by $410 million ($340 million excluding the effect of asset sales and securitizations in the consumer loan portfolio). In addition, financial institution loans rose by $40 million. At year-end, loans outstanding worldwide were approximately $5.3 billion, up from $5.1 billion at December 31, 1999.

         During the year, AEB launched a number of new offshore mutual fund and hedge fund products. AEB's mutual funds are sold by the private banking and PFS business lines to individual customers. AEB's Financial Institutions Group also distributes the Company's proprietary mutual funds to a growing number of third-party distributors in several foreign markets. AEB's assets under management in its fund products totaled approximately $2.8 billion at year-end.

         In 2000, AEB introduced three new investment alternatives within the American Express(R) Fund family: Global Innovation and Focused U.S. Equity (both managed by AEFC) and a Global High-Yield Euro debt fund. Additionally, AEB launched a third portfolio in its offshore hedge fund family, the Global Long-Short Fund-of-Funds. These products are marketed to wealthy individuals through the Private Bank.

         AEB also continued to work closely with other parts of the Company to cross-sell products and build deeper relationships with customers. Sixty percent of PFS customers in established PFS markets are also American Express Cardmembers. AEB also marketed its private banking services to a highly targeted group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in France, Germany, Greece, Hong Kong, India, Singapore, Taiwan and the United Kingdom. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-Cardmembers in France, Germany, Greece, Hong Kong, Indonesia, Singapore, Taiwan and the United Kingdom. In addition, AXP Advisors has contracted with AEB to manage most of AEB's American Express Funds and the American Express Offshore Alternative Investment Fund. AEB has contracted with AECC to market AECC's investment certificates, and operates a joint venture with AEFC in the Cayman Islands to accept deposits.

         AEB has a global network with offices in 41 countries. Its worldwide headquarters is located in New York City. It maintains international banking agencies in New York City and Miami, Florida and facility offices in San Francisco and Los Angeles, California. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami.

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

         AEB's total assets were $11.4 billion at both December 31, 2000 and December 31, 1999. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.8 billion at December 31, 2000 and $5.2 billion at December 31, 1999.

         The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 2000 (dollars in millions):

                                                                                     2000          1999        1998
                                                                                     ----          ----        ----
Net financial revenues                                                            $   591      $    621    $    620
Non-interest expenses                                                                 558           594         755
Net income (loss)                                                                      29            22        (84)
--------------------------------------------------------------------------------------------------------------------
Cash and deposits with banks                                                        2,165         2,533       2,303
Investments                                                                         2,517         2,469       2,553
Loans, net                                                                          5,206         4,928       5,404
Total assets                                                                       11,413        11,390      11,576
--------------------------------------------------------------------------------------------------------------------
Customers' deposits                                                                 7,952         8,343       8,288
Shareholder's equity                                                                  754           691         743
--------------------------------------------------------------------------------------------------------------------
Return on average assets (a)                                                         .26%          .20%     (0.70%)
Return on average common equity (a)                                                 4.40%         3.52%    (13.31%)
--------------------------------------------------------------------------------------------------------------------
Reserve for loan losses/total loans                                                 2.56%         3.30%       3.83%
Total loans/deposits from customers                                                67.19%        61.10%      67.80%
Average common equity/average assets (a)                                            5.82%         5.39%       5.16%
Risk-based capital ratios:
  Tier 1                                                                            10.1%          9.9%        9.8%
  Total                                                                             11.4%         12.0%       12.6%
Leverage ratio                                                                       5.9%          5.6%        5.5%
--------------------------------------------------------------------------------------------------------------------
Average interest rates earned:  (b)
  Loans (c)                                                                         8.05%         7.94%       8.56%
  Investments (d)                                                                   6.98%         7.60%       7.62%
  Deposits with banks                                                               5.79%         5.68%       6.21%
--------------------------------------------------------------------------------------------------------------------
Total interest-earning assets (d)                                                   7.29%         7.40%       7.90%
--------------------------------------------------------------------------------------------------------------------
Average interest rates paid:  (b)
  Deposits from customers                                                           5.65%         5.30%       5.79%
  Borrowed funds, including long-term debt                                          6.64%         6.11%       6.17%
--------------------------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                                  5.78%         5.30%       5.84%
--------------------------------------------------------------------------------------------------------------------
Net interest income/total average interest-earning assets (d)                       2.49%         2.92%       2.72%
--------------------------------------------------------------------------------------------------------------------

(a)   Calculated excluding the effect of SFAS No. 115.
(b) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.
(c) Interest rates have been calculated based upon average total loans, including those on non-performing status.
(d)   On a tax equivalent basis.


         The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 2000
(millions):

By Geographical Region (a)                       2000         1999          1998           1997          1996
--------------------------------------------------------------------------------------------------------------
Asia/Pacific                                   $1,791       $1,698        $2,143         $2,789        $2,543
Europe                                          1,500        1,414         1,021          1,055           821
Indian Subcontinent                               442          449           517            629           833
Latin America                                     856          824         1,107          1,082           916
North America                                     352          255           210             51            67
Middle East                                       302          346           544            482           580
Africa                                            100          111            77            105           117
--------------------------------------------------------------------------------------------------------------
Total                                          $5,343       $5,097        $5,619         $6,193        $5,877
==============================================================================================================


                                                  2000
                                   -----------------------------------
                                                Due After        Due
                                     Due         1 Year        After 5
                                   Within 1     Through 5       Years
      By Type and Maturity           Year       Years (b)        (b)        2000        1999       1998           1997       1996
----------------------------------------------------------------------------------------------------------------------------------

Consumer and private
  banking loans:
Loans secured by real estate         $    9            -       $   352      $  361     $  255      $  213     $  146      $   37
Installment, revolving credit
   and other                          1,648       $  187             4       1,839      1,637       1,429      1,231       1,090
                                     ------       ------       -------     -------     ------      ------     ------      -------
                                      1,657          187           356       2,200      1,892       1,642      1,377       1,127
                                     ------       ------       -------     -------     ------      ------     ------      -------
Commercial loans:
Loans secured by real estate             47          104             6         157        141         302        347         386
Loans to businesses (c)               1,140          229            28       1,397      1,508       1,997      2,479       2,415
Loans to banks and other
   financial institutions             1,409          110             -       1,519      1,475       1,595      1,926       1,860
Loans to governments and
   official institutions                 32            1             1          34         37          46         41          64
Equipment financing                       -            -             -           -          -           -          -           1
All other loans                          34            2             -          36         44          37         23          24
                                     ------       ------       -------     -------     ------      ------     ------      -------
                                      2,662          446            35       3,143      3,205       3,977      4,816       4,750
----------------------------------------------------------------------------------------------------------------------------------
Total                                $4,319       $  633       $   391      $5,343     $5,097      $5,619     $6,193      $5,877
==================================================================================================================================


(a)  Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $142 million, while those at floating (adjustable) interest rates totaled $882 million.
(c) Business loans, which accounted for approximately 26 percent of the portfolio as of December 31, 2000, were distributed over 26 commercial and industrial categories.


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

(in millions:  December 31,)                                      2000       1999        1998       1997        1996
----------------------------------------------------------------------------------------------------------------------
Consumer loans                                                   $  -        $  -        $  1        $ 1         $ 1
Real estate loans-commercial                                        -           7           9          9           5
Loans to businesses                                               135         149         151         34          29
Loans to banks and other financial institutions                     2          12          19          3           -
----------------------------------------------------------------------------------------------------------------------
Total                                                            $137        $168        $180        $47         $35
======================================================================================================================


                                                                             December 31,
                                                                           ---------------
(in millions)                                                                2000     1999
                                                                             ----     ----
Recorded investment in impaired loans
      not requiring an allowance (a)                                       $    6   $   11
Recorded investment in impaired loans
      requiring an allowance                                               $  131   $  157
                                                                           ------   ------
Total recorded investment in impaired loans                                $  137   $  168
                                                                           ======   ======
Credit reserves for impaired loans                                         $   65   $   62
                                                                           ======   ======

                                                                            December 31,
                                                               ---------------------------------------
(in millions)                                                      2000         1999         1998
                                                                   ----         ----         ----
Average recorded investment in impaired loans                     $ 166        $ 200        $ 176
Interest income recognized on a cash basis                            1            5            2


(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

         In addition to the above, AEB had other non-performing assets totaling $24 million at December 31, 2000, $37 million at December 31, 1999 and $63 million at December 31, 1998. The 2000, 1999 and 1998 balances primarily represent matured foreign exchange and derivative contracts. The decrease from 1998 to 1999 primarily reflects previously reserved write-offs.

         The following table sets forth a summary of the credit loss experience of AEB at and for each of the five years in the period ended December 31, 2000
(dollars in millions):

                                                2000           1999          1998            1997        1996
                                                ----           ----          ----            ----        ----
Reserve for credit losses -
   January 1,                                   $189           $259          $137            $117        $111
Provision for credit losses (a)                   28             29           238              20          23
Translation and other                             (4)             1            (4)             (2)         (1)
                                                ----           ----          ----            ----        ----
   Subtotal                                      213            289           371             135         133
                                                ----           ----          ----            ----        ----


Write-offs:
   Consumer loans                                 19             25            19              13          13
   Real estate loans-commercial                    -              1             3               -           2
   Loans to businesses (b)                        43             50            72              17           7
   Loans to banks and other
        financial institutions                     2             14             2               -           1
   Foreign exchange and
        derivative contracts (c)                   6             20            28               -           -
Recoveries:
   Consumer loans                                 (6)            (7)            -             (11)         (3)
   Loans to businesses                            (3)            (3)           (5)             (3)         (2)
   Loans to banks and other
        financial institutions                    (1)             -             -               -          (1)
   Loans to governments and
        official institutions (d)                  -              -             -             (18)         (1)
   All other loans                                 -              -            (7)              -           -
                                                ----           ----          ----            ----        ----
        Net write-offs (recoveries)               60            100           112              (2)         16
                                                ----           ----          ----            ----        ----
Reserve for credit losses
   December 31, (e)                             $153           $189          $259            $137        $117
                                                ====           ====          ====            ====        ====


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

     Loans                                      $137           $169          $214            $131        $117
     Other assets, primarily derivatives          14             16            43               6           -
     Other liabilities                             2              4             2               -           -
                                                ----           ----          ----            ----        ----
     Total reserve for credit losses            $153           $189          $259            $137        $117
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

         Credit card receivables, interest-earning advances under lines of credit and other similar consumer loans are written off against the reserve for credit losses upon reaching specified contractual delinquency stages, or earlier in the event of the borrower's personal bankruptcy or if the loan is otherwise deemed uncollectible. Interest income on these loans generally accrues until the loan is written off.

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

         RISKS
         -----

         The global nature of AEB's business activities is such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 2000, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe, North America, Latin America and the Indian Subcontinent. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk.

         At December 31, 2000, AEB had exposures throughout the Asia/Pacific region, including in Hong Kong, Singapore, Taiwan, Indonesia and Korea, among other countries. AEB had approximately $1.8 billion outstanding in loans in the entire Asia/Pacific region at year-end. In addition to these loans, there are other banking activities, such as forward contracts, various contingencies and market placements, which added another approximately $1.1 billion to the credit exposures in the region at year-end. In an ongoing effort to mitigate the effects of these risks, as well as AEB's decision to shift its business focus from corporations to individuals, AEB has reduced its wholesale credit exposure in 2000, particularly with respect to its Asia/Pacific commercial loan portfolio. AEB continues to carefully monitor its credit exposures.

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

         For a discussion relating to AEB's use of derivative financial instruments, see pages 38 through 40 under the caption "Risk Management," and
Note 8 on pages 53 through 57, of the Company's 2000 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

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

         AEB's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors. Within the United States, AEB's New York agency is supervised and regularly examined by the NYSBD. In addition, the Florida Department of Banking and Finance supervises and examines AEB's Miami agency, the Board of Governors of the Federal Reserve

System (the "Federal Reserve Board") regulates, supervises and examines AEBI and the California Department of Financial Institutions supervises and examines AEB's San Francisco and Los Angeles facility offices. AEB Global Asset Management Inc., a wholly-owned subsidiary of AEB that provides investment advisory services to private banking clients, is registered with the SEC as an investment advisor. AEB must also comply with various non-U.S. securities regulations, such as those promulgated by the Financial Services Authority in the U.K.

         Since AEB does not do business in the United States, except as an incident to its activities outside the United States, the Company's affiliation with AEB neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEB is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEB is not a financial holding company under the Gramm-Leach-Bliley Act.

         AEB is required to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEB's total risk-based capital and leverage ratios, which are set forth on page 27, AEB is considered to be well capitalized at December 31, 2000.

         In recent years U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. These authorities are more closely scrutinizing or regulating the practices and controls of financial intermediaries subject to their jurisdiction in an effort to reduce worldwide money laundering. AEB has increased its compliance efforts to combat money laundering and may increase these efforts further to address evolving supervisory standards and requirements.

                               CORPORATE AND OTHER
                               -------------------

         The American Express brand and its attributes - trust, security, integrity, quality and customer service - are key assets of the Company. In 2000, the Company continued to focus on the brand by educating employees about its attributes and by further incorporating these attributes into its programs, products and services.

         During the year, the Company also continued a more aggressive strategy in seeking patents for its businesses.

         The Company uses information about its customers to develop products and services and to provide personal service. Regulatory activity in the areas of privacy and data protection is growing worldwide and is generally being driven by the growth of technology and concomitant concerns about the potentially rapid and widespread dissemination and use of information. The financial services modernization legislation enacted in 1999 (Gramm-Leach-Bliley
Act) provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal information to unaffiliated third parties (with limited exceptions). Federal regulations implementing the new legislation will become effective on July 1, 2001. This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have proposed such legislation. In addition, the European Data Protection Directive became effective in October 1998 and involves potential sanctions for violations which include the possible disruption in the flow of personal data from Europe and in the use of such data. The Company will continue its efforts to vigilantly safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, while seeking to properly collect and use data to achieve its business objectives.

         The Balcor Company Holdings, Inc., an indirect, wholly-owned subsidiary of the Company, and its subsidiaries, formerly operated as a diversified real estate investment and management company, discontinued new commercial real estate activities in 1990 and began to liquidate its portfolio of real estate loans and properties. The liquidation was completed in 1998. Balcor and its subsidiaries also served as general partners in numerous public limited partnerships, the last of which were dissolved in December 2000.

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

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS
             ------------------------------------------------------

         Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed with the SEC, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "aim," "will," "should" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Important factors that could cause actual results to differ materially from the Company's forward-looking statements include but are not limited to the following:

         The Company's inability to:

         o extend the value of the American Express brand, which historically has been associated with the card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry;

         o manage credit risk related to consumer debt, business loans and other credit exposures, both in the United States and abroad, including unseasoned balances in TRS' lending portfolios;

         o successfully achieve significant expense reductions from its ongoing reengineering efforts, including cost management, structural and strategic measures such as vendor and process consolidation, outsourcing and using lower-cost internal distribution channels, while also maintaining high service levels;

         o create successfully, and increase, online and offline distribution channels and cross selling for, financial, travel, card and other products and services to its customer base both in the U.S. and internationally;

         o participate in payment and other systems material to its businesses on a fair and competitive basis;

         o control and manage operating, infrastructure, marketing and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending;

         o invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, multi-application smart cards and risk management systems;

         o effectively transition to the Euro currency in 2002, including managing costs in technology and personnel, allocating resources between the conversion and development and launch of new products, and creating new Euro-based revenue sources within Europe;

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

         o leverage successfully its assets, such as its brand, customer base, international presence, marketing and data base management skills, in the Internet environment; and

         o   attract and retain qualified employees in all its businesses.

         TRS' inability to:

         o increase consumer and/or business spending and borrowing on its credit and charge Cards and travel related services products, gain market share and develop new or enhanced products that capture greater share of customers' total spending on Cards issued on its network both in the United States and in its international operations;

         o successfully acquire and convert credit card portfolios from other card issuers;

         o enhance significantly its international operations, which will depend in part on its ability to reduce expenses for reinvestment in the international business and expand the proprietary and third party-issued Card businesses;

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

         AEFA's inability to:

         o curtail potential deterioration in its high-yield investments, which could result in further losses in AEFA's investment portfolio;

         o improve investment performance in AEFA's mutual fund business, including attracting and retaining high quality personnel;

         o balance effectively the economics in selling a growing volume of non-proprietary products to clients;

         o manage developments relating to AEFA's new platform structure for financial advisors, including the ability to increase advisor productivity, moderate the growth of new advisors and create efficiencies in the infrastructure;

         o resolve the potential conflicts inherent in its growing multi-channel delivery systems;

         o accelerate and expand client acquisition through its online initiatives and derive revenue for its Direct Brokerage business from sources other than trading; and

         o respond effectively to market fluctuations, a short-term financial market crash or a long-term financial market decline or stagnation, which could affect the sale of investment products at AEFA and the market value of AEFA's managed assets, resulting in lower management and distribution fees.

         In general:

         o credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers, risks arising from merchant bankruptcies, and returns on the Company's investment portfolios;

         o   fluctuations in foreign exchange rates;

         o the effect of changing interest rates, which could affect AEFA's spreads between revenues from owned investments and benefits credited to clients' accounts, TRS' borrowing costs and TRS' and AEB's return on lending products;

         o changes in laws or government regulations, such as tax laws affecting the Company's businesses and regulatory activity in the areas of customer privacy and data protection;

         o global developments that could affect the Company's operations abroad, such as political or economic instability in key markets of the Company's businesses, which could affect commercial lending activities, among other businesses, or restrictions on convertibility of certain currencies;

         o   the costs and integration of acquisitions;

         o competitive pressures in all of the Company's major businesses; and

         o   outcomes in litigation or compliance costs.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES
               ---------------------------------------------------

         Information with respect to the Company's operating segments, geographical operations and classes of similar services is set forth in Note 15 to the Consolidated Financial Statements of the Company, which appears on pages 64 through 66 of the Company's 2000 Annual Report to Shareholders, which Note is incorporated herein by reference.


                        EXECUTIVE OFFICERS OF THE COMPANY
                        ---------------------------------

         All of the executive officers of the Company as of March 26, 2001, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -      President and Chief Executive Officer;
                           President and Chief Executive Officer, TRS

         Mr. Chenault (49) has been President and Chief Executive Officer of the Company since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since January 1995. He has also been President and Chief Executive Officer of TRS since February 1997.

JONATHAN S. LINEN -        Vice Chairman

         Mr. Linen (57) has been Vice Chairman of the Company since August 1993.

JAMES M. CRACCHIOLO -      Group President, Global Financial Services

         Mr. Cracchiolo (42) has been Group President, Global Financial Services of the Company since June 2000. Prior thereto he had been President, International, TRS since May 1998. Prior thereto he had been President, Global Network Services, TRS since February 1997. Prior thereto he had been Senior Vice President, Quality, Reengineering and Business Strategy, TRS.

GARY L. CRITTENDEN -       Executive Vice President and Chief Financial Officer

         Mr. Crittenden (47) has been Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior thereto he had been Senior Vice President and Chief Financial Officer of Monsanto since September 1998. Prior thereto he had been Chief Financial Officer at Sears Roebuck & Co.

URSULA F. FAIRBAIRN -      Executive Vice President, Human Resources and Quality

         Mrs. Fairbairn (58) has been Executive Vice President, Human Resources and Quality of the Company since December 1996. Prior thereto, she had been Senior Vice President, Human Resources of Union Pacific Corporation.

EDWARD P. GILLIGAN -       Group President, Global Corporate Services, TRS

         Mr. Gilligan (41) has been Group President, Global Corporate Services, TRS since June 2000. Prior thereto he had been President, Corporate Services, TRS since February 1996. Prior thereto, he had been Executive Vice President, Travel Management Services, TRS since June 1995.

JOHN D. HAYES -            Executive Vice President, Global Advertising
                           and Brand Management

         Mr. Hayes (46) has been Executive Vice President, Global Advertising and Brand Management of the Company since May 1995.

DAVID C. HOUSE -           Group President, Global Establishment Services
                           and Travelers Cheque Group, TRS

         Mr. House (51) has been Group President, Global Establishment Services and Travelers Cheque Group, TRS since June 2000. Prior thereto he had been President, TRS Establishment Services since October 1995.

ALFRED F. KELLY, JR. -     Group President, US Consumer and Small Business
                           Services, TRS

         Mr. Kelly (42) has been Group President, US Consumer and Small Business Services, TRS since June 2000. Prior thereto he had been President, Consumer Card Services Group, TRS since October 1998. Prior thereto he had been Executive Vice President and General Manager of Consumer Marketing, TRS since February 1997. Prior thereto he had been Executive Vice President of Customer Loyalty, TRS since September 1995.

LOUISE M. PARENT -         Executive Vice President and General Counsel

         Ms. Parent (50) has been Executive Vice President and General Counsel of the Company since May 1993.

GLEN SALOW -               Executive Vice President and
                           Chief Information Officer

         Mr. Salow (45) has been Executive Vice President and Chief Information Officer of the Company since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services, TRS since December 1999. Prior thereto he had been Senior Vice President, Information Technology Strategy and Global Platform Development, TRS since April 1999. Prior thereto he had been Senior Vice President, Operations, TRS since November 1997. Prior thereto he had been Chief Information Officer, Aetna Retirement Services, Aetna Life and Casualty.

THOMAS SCHICK -            Executive Vice President, Corporate Affairs
                           and Communications

         Mr. Schick (54) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993.

                                    EMPLOYEES

         The Company had approximately 89,000 employees on December 31, 2000.

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

         Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the American Express Canada, Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries. In March, 2000, TRS also entered into a new lease for 140,000 square feet in Phoenix for its Travel Related Services group. In November, 2000, a 99- year lease was entered into with the State of Arizona for land in Phoenix on which the Company plans to build 460,000 square feet of office space. Construction is expected to commence in 2001 with construction completed by 2003.

         AEFA's principal locations are its headquarters, the American Express Financial Center, which the company leases, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AEFA's lease term for the American Express Financial Center is for 20 years with several options to extend the term. AEFA also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

         AEFA is also building a new Client Service Center in downtown Minneapolis, which the company owns. Construction started in June 1999 and the building should be ready for occupancy in June 2002.

         In 1999, IDS Property Casualty commenced construction of a new corporate headquarters in Green Bay, Wisconsin. The building was completed in November 2000.

         Generally, the Company and its subsidiaries lease the premises they occupy in other locations. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

         In February 2000, the Company entered into a 10-year agreement with Trammell Crow Corporate Services, Inc. for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe.

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

         The Company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The Company contends that the Internal Revenue Service abused its discretion by denying the Company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On June 30, 2000, the Court entered a judgment in favor of the Internal Revenue Service. The Company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit ("Appeals Court") on July 19, 2000. Oral arguments are scheduled for April 2, 2001.

         Since October 1, 1999, fifteen former female financial advisors at American Express Financial Advisors ("AEFA") have filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. All of the charges have been consolidated with the EEOC in Minnesota. The claimants are seeking monetary and injunctive relief. AEFA is responding to all charges. If this matter is not resolved at the EEOC and is filed in federal court, AEFA intends to vigorously defend the charges, as it believes it has meritorious defenses.

         On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 was commenced in U.S. District Court, District of Minnesota, Fourth Division. The original named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 to the present. The complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding the Company's Employee Benefits Administration Committee as a defendant. The hearing on the class certification motion and on the defendants' motion for partial summary judgment on the retirement plans was held on January 17, 2001. The Company believes it has meritorious defenses to such action and continues to pursue them vigorously.

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

         In August, 2000 an action entitled LESA BENACQUISTO, DANIEL BENACQUISTO, RICHARD THORESEN, ELIZABETH THORESEN, ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was commenced in the United States District Court for the District of Minnesota. The complaint put at issue various alleged sales practices and misrepresentations and allegations of violations of federal laws.

         On September 18, 2000 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes, preliminarily approving the class settlement, directing the issuance of a class notice to the class and scheduling a hearing to determine the fairness of settlement for March, 2001. On March 6, 2001 these courts heard oral arguments on plaintiffs' motions for final approval of the class action settlement. Six motions to intervene were filed together with objections to the proposed settlement. The Company is awaiting a final order from the court.

         On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action lawsuit against American Express Company, American Express Travel Related Services Company, Inc. and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on the Optima line of credit cards and that AECB improperly applied credits for returned merchandise against Optima balance transfer balances. Lindmark asserts various claims including violation of the federal Truth In Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action seeks statutory and actual damages, restitution and injunctive relief. Plaintiff has moved for class certification; defendants intend to oppose. The case is in the early stages of discovery. The Company believes it has meritorious defenses to this action and continues to vigorously defend its position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2000.

                                     PART II
                                     -------

ITEM 5.  MARKET FOR COMPANY'S COMMON EQUITY AND RELATED
         STOCKHOLDER  MATTERS

         The principal market for the Company's Common Shares is The New York Stock Exchange under the trading symbol AXP. Its Common Shares are also listed in the U.S. on the Chicago and Pacific Stock Exchanges. The Company had 53,884 common shareholders of record at December 31, 2000. For price and dividend information with respect to such Common Shares, see Note 18 to the Consolidated Financial Statements on page 67 of the Company's 2000 Annual Report to Shareholders, which Note is incorporated herein by reference.

ITEM 6.  SELECTED FINANCIAL DATA

         The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 70 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATION

         The information set forth under the heading "Financial Review" appearing on pages 26 through 41 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
          RISK

         The information set forth under the heading "Risk Management" appearing on pages 38 through 40 and Note 8 to the Consolidated Financial Statements on pages 53 through 57 of the Company's 2000 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The "Consolidated Financial Statements", the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 42 through 67 and 69 of the Company's 2000 Annual Report to Shareholders are incorporated herein by reference.

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

         The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 14, 2001 pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 8 through 10
- material included under the heading "Compensation of Directors," pages 11 through 13 - material included under the heading "Ownership of Our Common Shares," pages 13 through 16 - material included under the heading "Item 1 - Election of Directors," pages 26 starting with "Summary Compensation Table" through 42 including material included under the heading "Section 16(a) Beneficial Ownership Reporting Compliance" (excluding the portions titled "Performance Graph" on page 33 and "Directors and Officers Liability Insurance" and "Requirements, Including Deadlines for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders" on page 42). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 38 through 40 above, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

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

         2.  Financial Statement Schedules:
             ------------------------------

             See Index to Financial Statements on page F-1 hereof.

         3.  Exhibits:
             ---------

             See Exhibit Index on pages E-1 through E-6 hereof.

      (b)  Reports on Form 8-K:

         Form 8-K, dated October 10, 2000, Item 5, reporting that the Company Travelers Cheque (TC) operation, which had been included in the American Express Bank/Travelers Cheque (AEB/TC) operating segment since the first quarter of 1998, will be included beginning in the third quarter of 2000 in the Travel Related Services (TRS) operating segment to reflect organizational changes, and restated financial information related thereto.

         Form 8-K, dated October 23, 2000, Item 5, reporting the Company's earnings for the quarter ended September 30, 2000 and including a Third Quarter Earnings Supplement.

         Form 8-K dated November 17, 2000, Item 5, reporting retirement and succession plans of Harvey Golub, the Company's Chairman and Chief Executive Officer.

         Form 8-K dated January 22, 2001, Item 5, reporting the Company's earnings for the quarter and year ended December 31, 2000, and including a Fourth Quarter/Full Year Earnings Supplement and an amendment to the agreement between the Company and Berkshire Hathaway Inc.

         Form 8-K, dated February 7, 2001, Item 5, reporting adjustment of certain preliminary statistical data in the Earnings Release dated January 22, 2001, and information from presentations by Ken Chenault, Chief Executive Officer and Al Kelly, Group President, U.S. Consumer and Small Business Services, to the financial community on February 7, 2001.

                                   SIGNATURES
                                   ----------

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               AMERICAN EXPRESS COMPANY


March 26, 2001                                 By  /s/Gary L. Crittenden
                                                   -------------------------
                                                   Gary L. Crittenden
                                                   Executive Vice President and
                                                   Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/Harvey Golub                                    /s/Beverly Sills Greenough
---------------                                    --------------------------
Harvey Golub                                       Beverly Sills Greenough
Chairman and Director                              Director


/s/Kenneth I. Chenault                             /s/F. Ross Johnson
----------------------                             ------------------
Kenneth I. Chenault                                F. Ross Johnson
Chief Executive Officer                            Director
and Director


/s/Gary L. Crittenden                              /s/Vernon E. Jordan, Jr.
---------------------                              ------------------------
Gary L. Crittenden                                 Vernon E. Jordan, Jr.
Executive Vice President and                       Director
Chief Financial Officer


/s/Daniel T. Henry                                 /s/Jan Leschly
------------------                                 --------------
Daniel T. Henry                                    Jan Leschly
Senior Vice President                              Director
and Comptroller


/s/Daniel F. Akerson                               /s/Richard A. McGinn
--------------------                               --------------------
Daniel F. Akerson                                  Richard A. McGinn
Director                                           Director


/s/Edwin L. Artzt                                  /s/Frank P. Popoff
-----------------                                  ------------------
Edwin L. Artzt                                     Frank P. Popoff
Director                                           Director


/s/William G. Bowen
-------------------
William G. Bowen
Director



March 26, 2001


                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------
                    COVERED BY REPORT OF INDEPENDENT AUDITORS
                    -----------------------------------------

                                  (Item 14(a))



                                                                                                     Annual Report to
                                                                                                     Shareholders
                                                                                  Form 10-K          (Page)
                                                                             --------------------    --------------------
American Express Company and Subsidiaries:
   Data incorporated by reference from attached
        2000 Annual Report to Shareholders:
   Report of independent auditors . . . . . . . . . . . . . . . . . . . .                                   69
   Consolidated statements of income for the three
        years ended December 31, 2000  . . . . . . . . . . . . . . . . .                                    42
   Consolidated balance sheets at December 31, 2000
        and 1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                                   43
   Consolidated statements of cash flows for the
        three years ended December 31, 2000 . . . . . . . . . . . . . . .                                   44
   Consolidated statements of shareholders' equity for the
        three years ended December 31, 2000 . . . . . . . . . . . . . . .                                   45
   Notes to consolidated financial statements . . . . . . . . . . . . . .                                 46-67
Consent of independent auditors   . . . . . . . . . . . . . . . . . . . .           F-2
Schedules:
 I - Condensed financial information of the Company  . . . . . . . . . . .       F-3 - F-6
II - Valuation and qualifying accounts for the three years
     Ended December 31, 2000 . . . . . . . . . . . . . . . . . . . . . . .          F-7


         All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

         The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2000, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2000 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                     EXHIBIT 23


                         CONSENT OF INDEPENDENT AUDITORS


         We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 8, 2001 (hereinafter referred to as our Report), included in the 2000 Annual Report to Shareholders of American Express Company.

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

         We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No.
333-41779, No. 333-52699 and No. 333-73111; Form S-3 No. 2-89469, No. 33-43268,
No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761 and
333-51828) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2000.




                                                  /s/ Ernst & Young LLP
New York, New York
March 28, 2001


             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (Parent Company Only)
                                   (millions)

                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                     2000            1999          1998
                                                                   ------          ------        ------
Revenues                                                           $  290          $  235        $  260
                                                                   ------          ------        ------
Expenses:
  Interest                                                            341             316           293
  Human resources                                                      97              85            80
  Other (a)                                                           276             129             -
                                                                   ------          ------        ------
    Total                                                             714             530           373
                                                                   ------          ------        ------
Pretax loss                                                          (424)           (295)         (113)
Income tax benefit                                                   (188)           (158)         (107)
                                                                   ------          ------        ------
Net loss before equity in net income
  of subsidiaries and affiliates                                     (236)           (137)           (6)
Equity in net income of subsidiaries
  and affiliates                                                    3,046           2,612         2,147
                                                                   ------          ------        ------
Net income                                                         $2,810          $2,475        $2,141
                                                                   =======         =======       =======


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


             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (Parent Company Only)
                        (millions, except share amounts)

                                   ASSETS
                                   ------
                                                                                       December 31,
                                                                           --------------------------------
                                                                                2000                   1999
                                                                             -------                -------
Cash and cash equivalents                                                    $     2                $    18
Equity in net assets of subsidiaries and affiliates                           11,604                  9,987
Accounts receivable and accrued interest, less reserves                           11                     18
Land, buildings and equipment--at cost, less
  accumulated depreciation:  2000, $72; 1999, $70                                 87                     80
Due from subsidiaries (net)                                                    2,392                  1,968
Other assets                                                                     298                    588
                                                                             -------                -------

    Total assets                                                             $14,394                $12,659
                                                                             =======                =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and other liabilities                                       $   771                $   966
Long-term debt                                                                 1,424                  1,083
Intercompany debentures                                                          515                    515
                                                                             -------                -------

    Total liabilities                                                          2,710                  2,564

Shareholders' equity:
  Common shares, $.20 par value, authorized
    3.6  billion shares; issued and outstanding 1,326
    million shares in 2000 and 1,341 million shares in 1999                      265                    268
  Capital surplus                                                              5,439                  5,196
  Retained earnings                                                            6,198                  5,033
  Other comprehensive income, net of tax:
    Net unrealized securities gains                                             (145)                  (296)
    Foreign currency translation adjustments                                     (73)                  (106)
                                                                             -------                -------
  Accumulated other comprehensive income                                        (218)                  (402)
                                                                             -------                -------
    Total shareholders' equity                                                11,684                 10,095
                                                                             -------                -------
  Total liabilities and shareholders' equity                                 $14,394                $12,659
                                                                             =======                =======

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            STATEMENTS OF CASH FLOWS

                              (Parent Company Only)
                                   (millions)

                                                                                Years Ended December 31,
                                                                                ------------------------
                                                                             2000             1999               1998
                                                                          -------          -------            -------
Cash flows from operating activities:
Net income                                                                $ 2,810          $ 2,475            $ 2,141

Adjustments to reconcile net income to cash
  provided by operating activities:
  Equity in net income of subsidiaries and
    affiliates                                                             (3,046)          (2,612)            (2,147)
  Dividends received from subsidiaries and
    affiliates                                                              2,139            1,955              1,666
                                                                          -------          -------            -------
Net cash provided by operating activities                                   1,903            1,818              1,660
                                                                          -------          -------            -------
Net cash (used) provided by investing activities                                -              (36)                91
                                                                          -------          -------            -------
Cash flows from financing activities:
  Issuance of American Express common shares                                  226              233                137
  Repurchase of American Express common
    shares                                                                 (1,377)          (1,120)            (1,890)
  Dividends paid                                                             (421)            (404)              (414)
  Net increase (decrease) in debt                                             333               (6)                 6
  Issuance of intercompany debentures                                           -                -                515
  Other                                                                      (680)            (473)              (112)
                                                                          -------          -------            -------
Net cash used in financing activities                                      (1,919)          (1,770)            (1,758)
                                                                          -------          -------            -------
Net (decrease) increase in cash and cash equivalents                          (16)              12                 (7)
                                                                          -------          -------            -------
Cash and cash equivalents at beginning of year                                 18                6                 13
                                                                          -------          -------            -------
Cash and cash equivalents at end of year                                  $     2          $    18            $     6
                                                                          =======          =======            =======


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 2000, 1999 and 1998 was $88 million, $83 million and $81 million, respectively. Net cash received for income taxes in 2000, 1999 and 1998 was $376 million, $431 million and $145 million, respectively.

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

2.  Long-term debt consists of (millions):
                                                                                             December 31,
                                                                                     -----------------------------
                                                                                         2000              1999
                                                                                       ------            ------
    6 3/4% Senior Debentures due June 23, 2004                                         $  500            $  499
    6 7/8% Notes due November 1, 2005                                                     496                 -
    8 1/2% Notes due August 15, 2001                                                      300               300
    8 5/8% Senior Debentures due 2022                                                     123               123
    Floating Medium-Term Note due December 31, 2000                                         -                88
    WFC Series Z Zero Coupon Notes due December 12, 2000                                    -                58
    Other Fixed and Floating rate notes maturing 2000-2001                                  5                15
                                                                                       -------           -------
                                                                                       $1,424            $1,083
                                                                                       =======           =======

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2005 are as follows (millions): 2001, $305; 2002, $0; 2003,
     $0; 2004, $500; 2005, $500.

3. Intercompany debentures consist solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly-owned subsidiary of the Company. See Note 6 to the Consolidated Financial Statements on page 52 of the Company's 2000 Annual Report to Shareholders (which Note is incorporated herein by reference).

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 2000
                                   (millions)


                                             Reserve for credit losses,                       Reserve for doubtful
                                                loans and discounts                            accounts receivable
                                           -------------------------------          --------------------------------------
                                             2000         1999        1998             2000          1999          1998
                                             ----         ----        ----             ----          ----          ----
Balance at beginning
  of period                               $   753      $   812     $   707          $   806        $  599        $  712
Additions:
  Charges to income                           924          832       1,165            1,365(a)      1,209(a)        948(a)
  Recoveries of amounts
    previously written-off                    150          171          74                -             -             -
Deductions:
  Charges for which
    reserves were provided                 (1,031)      (1,062)     (1,134)          (1,239)       (1,002)       (1,061)
                                          --------     --------    --------         --------        ------       -------
Balance at end of period                  $   796      $   753     $   812          $   932        $  806        $  599
                                          ========     ========    ========         ==========    ========       =======



(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 2000--$214, 1999--$225 and 1998--$231.

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.21, 10.29 through 10.38, 10.41 and 10.43 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2      Company's Certificate of Amendment of the Certificate of
         Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3      Company's By-Laws, as amended through February 23, 1998
         (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

4. The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2 Amendment of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.3 American Express Company 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated May 15, 1998 (Commission File No. 333-52699)).

10.4     Amendment of American Express Company 1998 Incentive
         Compensation Plan Master Agreement dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.5      American Express Company Deferred Compensation Plan for
          Directors, as amended effective July 28, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
          1997).

10.6 Description of American Express Company Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q (Commission File No. l-7657) for the quarter ended March 31, 2000).

10.7 Amendment to American Express Company Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q (Commission File No. l-7657) for the quarter ended March 31, 2000).

10.8 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.9 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.10     Certificate of Amendment of the American Express Company
          Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.11 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.12 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.13 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.14 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.15 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1990).

10.16 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.17 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
          10.18 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.18 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
          10.19 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.19 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1988).

10.20 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.21 Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

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

10.24 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
          10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.25 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.27 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.28 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to
          Exhibit 10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.29 American Express Company 1993 Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.30     American Express Senior Executive Severance Plan Effective
          January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.31 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1994).

10.32 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.33 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1994).

10.34 Action To Amend IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.35 American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.36 Amendment to American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

10.37     American Express Directors' Stock Plan (incorporated by reference to
          Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.38 American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

10.39 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.40 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1995).

10.41 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's Chairman and Chief Executive Officer (incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.42 Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.43 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).


*12.1     Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 2000 Annual Report to Shareholders that are incorporated herein by reference.

*21       Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

================================================================================
================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549




                             -----------------------





                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934




For the fiscal year ended December 31, 2000          Commission File No. 1-7657



                            ------------------------




                            American Express Company
                 (Exact name of Company as specified in charter)


                                 E X H I B I T S


================================================================================
================================================================================

                                 EXHIBIT INDEX
                                 -------------

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.21, 10.29 through 10.38, 10.41 and 10.43 are management contracts or compensatory plans or arrangements.

3.1 Company's Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company's Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2      Company's Certificate of Amendment of the Certificate of
         Incorporation (incorporated by reference to Exhibit 3.1 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3      Company's By-Laws, as amended through February 23, 1998
         (incorporated by reference to Exhibit 3.2 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

4. The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1 American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2 Amendment of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.3 American Express Company 1998 Incentive Compensation Plan (incorporated by reference to Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated May 15, 1998 (Commission File No. 333-52699)).

10.4     Amendment of American Express Company 1998 Incentive
         Compensation Plan Master Agreement dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.5      American Express Company Deferred Compensation Plan for
          Directors, as amended effective July 28, 1997 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30,
          1997).

10.6 Description of American Express Company Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.8 of the Company's Quarterly Report on Form 10-Q (Commission File No. l-7657) for the quarter ended March 31, 2000).

10.7 Amendment to American Express Company Pay for Performance Deferral Program (incorporated by reference to Exhibit 10.9 of the Company's Quarterly Report on Form 10-Q (Commission File No. l-7657) for the quarter ended March 31, 2000).

10.8 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.9 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.10     Certificate of Amendment of the American Express Company
          Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.11 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.12 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.13 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.14 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.15 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1990).

10.16 Description of separate pension arrangement and loan agreement between the Company and Harvey Golub (incorporated by reference to Exhibit 10.17 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.17 Shearson Lehman Brothers Capital Partners I Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
          10.18 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.18 Shearson Lehman Hutton Capital Partners II, L.P. Amended and Restated Agreement of Limited Partnership (incorporated by reference to Exhibit
          10.19 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.19 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1988).

10.20 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.21 Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

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

10.24 Intercompany Agreement, dated May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit
          10.3 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.25 Purchase and Exchange Agreement, dated April 28, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.29 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26 Registration Rights Agreement, dated as of May 27, 1994, between the Company and Lehman Brothers Holdings Inc. (incorporated by reference to Exhibit 10.30 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.27 Option Agreement, dated May 27, 1994, by and among the Company, American Express Bank Ltd., American Express Travel Related Services Company, Inc., Lehman Brothers Holdings Inc., Lehman Brothers Inc., Lehman Government Securities, Inc. and Lehman Commercial Paper Incorporated (incorporated by reference to Exhibit 10.31 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.28 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to
          Exhibit 10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.29 American Express Company 1993 Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.30     American Express Senior Executive Severance Plan Effective
          January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.31 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1994).

10.32 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.33 IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.42 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year -ended December 31,
          1994).

10.34 Action To Amend IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.7 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.35 American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.36 Amendment to American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

10.37     American Express Directors' Stock Plan (incorporated by reference to
          Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.38 American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

10.39 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.40 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1995).

10.41 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's Chairman and Chief Executive Officer (incorporated by reference to
          Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.42 Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.43 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).


*12.1     Computation in Support of Ratio of Earnings to Fixed Charges.

*12.2 Computation in Support of Ratio of Earnings to Fixed Charges and Preferred Share Dividends.

*13 Portions of the Company's 2000 Annual Report to Shareholders that are incorporated herein by reference.

*21       Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).