Form 10-Q
period 2001-03-31
AMERICAN EXPRESS CO
filed 2001-05-15
CIK 4962

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the Quarterly Period Ended March 31, 2001

                                       or

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                    to
                              --------------------  ---------------------------


                          Commission file number 1-7657

                            AMERICAN EXPRESS COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


             New York                                     13-4922250
--------------------------------                --------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)


World Financial Center, 200 Vesey Street, New York, NY                10285
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

Registrant's telephone number, including area code        (212) 640-2000
                                                  ------------------------------
                               None
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes    X     No
                                      ---------   --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                           Outstanding at April 30, 2001
----------------------------------------         -----------------------------
Common Shares (par value $.20 per share)              1,323,081,053 shares



                            AMERICAN EXPRESS COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                     Page No.
                                                                     --------
Part I.        Financial Information:
               Consolidated Statements of Income - Three
               months ended March 31, 2001 and 2000                       1

               Consolidated Balance Sheets - March 31, 2001
               and December 31, 2000                                      2

               Consolidated Statements of Cash Flows - Three
               months ended March 31, 2001 and 2000                       3

               Notes to Consolidated Financial Statements               4-9

               Review Report of Independent Accountants                  10

               Management's Discussion and Analysis of
               Financial Condition and Results of operations           11-28

Part II.       Other Information                                         29



                          PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (Unaudited)

                                                                  Three Months Ended
                                                                       March 31,
                                                           -------------------------------
                                                               2001                  2000
                                                           ----------            ---------
Revenues:
    Discount revenue                                       $    1,925           $    1,805
    Interest and dividends, net                                   611                  796
    Management and distribution fees                              638                  688
    Net card fees                                                 422                  405
    Travel commissions and fees                                   418                  438
    Other commissions and fees                                    623                  551
    Cardmember lending net finance charge revenue                 240                  293
    Life and other insurance premiums                             156                  138
    Other                                                         686                  543
                                                           ----------            ---------
       Total                                                    5,719                5,657
                                                           ----------            ---------

Expenses:
    Human resources                                             1,668                1,635
    Provisions for losses and benefits:
       Annuities and investment certificates                      319                  348
       Life insurance, international banking and other            198                  177
       Charge card                                                249                  241
       Cardmember lending                                         287                  176
    Interest                                                      361                  299
    Marketing and promotion                                       338                  370
    Occupancy and equipment                                       371                  362
    Professional services                                         375                  318
    Communications                                                130                  127
    Other                                                         682                  684
                                                           ----------            ---------
       Total                                                    4,978                4,737
                                                           ----------            ---------

Pretax income                                                     741                  920
Income tax provision                                              203                  264
                                                           ----------            ---------

Net income                                                 $      538            $     656
                                                           ==========            =========

Earnings Per Common Share:
       Basic                                               $     0.41            $    0.49
                                                           ==========            =========
       Diluted                                             $     0.40            $    0.48
                                                           ==========            =========

Average common shares outstanding for
 earnings per common share (millions):
       Basic                                                    1,323                1,331
                                                           ==========            =========
       Diluted                                                  1,344                1,362
                                                           ==========            =========


Cash dividends declared per common share                   $     0.08            $    0.08
                                                           ==========            =========


                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                                   (millions)
                                   (Unaudited)

                                                                       March 31,          December 31,
Assets                                                                   2001                 2000
------                                                            -----------------     ----------------
Cash and cash equivalents                                             $   8,064            $   8,487
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
       2001, $835; 2000, $809                                            22,355               25,067
     Other receivables, less reserves:
       2001, $133; 2000, $123                                             5,211                5,476
Investments                                                              43,668               43,747
Loans:
     Cardmember lending, less reserves:
       2001, $686; 2000, $650                                            20,022               19,855
     International banking, less reserves:
       2001, $149; 2000, $137                                             5,271                5,207
     Other, net                                                             960                1,026
Separate account assets                                                  27,386               32,349
Deferred acquisition costs                                                3,545                3,574
Land, buildings and equipment - at cost, less
     accumulated depreciation: 2001, $2,307;
     2000, $2,219                                                         2,569                2,506
Other assets                                                              7,167                7,129
                                                                      ---------            ---------
     Total assets                                                     $ 146,218            $ 154,423
                                                                      =========            =========
Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                                   $  13,348            $  13,870
Travelers Cheques outstanding                                             5,993                6,127
Accounts payable                                                          7,575                7,495
Insurance and annuity reserves:
     Fixed annuities                                                     19,224               19,417
     Life and disability policies                                         4,736                4,681
Investment certificate reserves                                           7,716                7,348
Short-term debt                                                          31,170               36,030
Long-term debt                                                            4,911                4,711
Separate account liabilities                                             27,386               32,349
Other liabilities                                                        11,695               10,211
                                                                      ---------            ---------
     Total liabilities                                                  133,754              142,239
                                                                      ---------            ---------

Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                                        500                  500

Shareholders' equity:
     Common shares, $.20 par value, authorized
        3.6 billion shares; issued and outstanding
        1,326 million shares in 2001 and 1,326
        million shares in 2000                                              265                  265
     Capital surplus                                                      5,477                5,439
     Retained earnings                                                    6,172                6,198
     Other comprehensive income, net of tax:
       Net unrealized securities gains (losses)                             271                 (145)
       Net unrealized derivatives losses                                   (160)                   -
       Foreign currency translation adjustments                             (61)                 (73)
                                                                      ---------            ---------
     Accumulated other comprehensive income (loss)                           50                 (218)
                                                                      ---------            ---------
       Total shareholders' equity                                        11,964               11,684
                                                                      ---------            ---------
     Total liabilities and shareholders' equity                       $ 146,218            $ 154,423
                                                                      =========            =========

                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              ------------------
                                                                            2001               2000
                                                                            ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                             $     538         $      656
Adjustments to reconcile net income
   to net cash provided by operating activities:
        Provisions for losses and benefits                                   802                611
        Depreciation, amortization, deferred taxes and other                 201                 67
        Changes in operating assets and liabilities, net of
           effects of acquisitions and dispositions:
             Accounts receivable and accrued interest                         25                 34
             Other assets                                                    (66)              (227)
             Accounts payable and other liabilities                          343              1,011
      Decrease in Travelers Cheques outstanding                             (133)              (182)
      Increase in insurance reserves                                          35                 54
                                                                       ---------         ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  1,745              2,024
                                                                       ---------         ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                        1,305                357
Maturity and redemption of investments                                     1,880              2,163
Purchase of investments                                                   (2,768)            (2,120)
Net decrease (increase) in Cardmember loans/receivables                    1,722             (1,393)
Cardmember loans/receivables sold to trust, net                              998                996
Proceeds from repayment of loans                                           7,884              5,982
Issuance of loans                                                         (7,656)            (5,828)
Purchase of land, buildings and equipment                                   (175)              (175)
Sale of land, buildings and equipment                                          3                  1
Acquisitions, net of cash acquired                                          (154)               (12)
                                                                       ---------         ----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                           3,039                (29)
                                                                       ---------         ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                              (550)               560
Sale of annuities and investment certificates                              1,967              1,352
Redemption of annuities and investment certificates                       (1,855)            (1,486)
Net (decrease) increase in debt with maturities of three
     months or less                                                       (3,764)             2,477
Issuance of debt                                                           2,451              1,925
Principal payments on debt                                                (3,336)            (6,398)
Issuance of American Express common shares                                    28                 46
Repurchase of American Express common shares                                 (72)              (397)
Dividends paid                                                              (106)              (101)
                                                                       ---------         ----------
NET CASH USED BY FINANCING ACTIVITIES                                     (5,237)            (2,022)
                                                                       ---------         ----------

Effect of exchange rate changes on cash                                       30                (19)
                                                                       ---------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                   (423)               (46)

Cash and cash equivalents at beginning of period                           8,487              7,471
                                                                       ---------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   8,064         $    7,425
                                                                       =========         ==========

                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the company or American Express) for the year ended December 31, 2000. Significant accounting policies disclosed therein have not changed, except as disclosed in Note 4. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     Cardmember Lending Net Finance Charge Revenue is presented net of interest expense of $277 million and $231 million for the first quarter of 2001 and 2000, respectively. Interest and Dividends is presented net of interest expense of $139 million and $133 million for the first quarter of 2001 and 2000, respectively, related primarily to the company's international banking operations.

     At March 31, 2001 and December 31, 2000, cash and cash equivalents included $1.4 billion and $1.2 billion, respectively, segregated in special bank accounts for the benefit of customers.

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

2.   INVESTMENT SECURITIES

     The following is a summary of investments at March 31, 2001 and December 31, 2000. Pursuant to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended (SFAS No. 133), the company elected to reclassify its held-to-maturity investments to available-for-sale as of January 1, 2001.

                                                      March 31,            December 31,
     (in millions)                                      2001                  2000
                                                    ---------------     ---------------
    Held to Maturity, at amortized cost
         (fair value: 2001, $0; 2000,
         $8,486)                                          $      -              $8,404
    Available for Sale, at fair value
         (cost: 2001, $38,995; 2000,
         $31,301)                                           39,378              31,052
    Investment mortgage loans (fair
         value: 2001, $4,241; 2000, $4,178)                  4,096               4,097
    Trading                                                    194                 194
                                                    ---------------     ---------------
         Total                                             $43,668             $43,747
                                                    ===============     ===============

3.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives (pursuant to SFAS No. 133) and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three months ended March 31, 2001 and 2000 were as follows:

                                            Three Months Ended
                                                March 31,
                                         -------------------------
     (in millions)                         2001           2000
                                         -------------------------
     Net income                           $ 538          $ 656
     Change in:
       Net unrealized securities
         gains/losses                       416            (70)
       Net unrealized derivative
         gains/losses                      (160)*            -
       Foreign currency translation
         Adjustments                         12              7
                                         -------------------------
     Total                                $ 806          $ 593
                                         =========================

     * Includes transition effect of $120 million in net unrealized losses, $40 million of which was reclassified to earnings during the three months ended March 31, 2001.

4. DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES

   Effective January 1, 2001, the company adopted SFAS No. 133, which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged. The cumulative effect of adopting SFAS No. 133 to the company's results of operations was immaterial.

   For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative instrument is reported as a component of other comprehensive income and reclassified into earnings when the hedged transaction affects earnings. The ineffective portion of the gain or loss on the derivative instrument is recognized currently in earnings. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings during the period of the change in fair values. For derivative instruments that are designated and qualify as a hedge of a net investment in a foreign currency, the effective portion of the gain or loss on the derivative is reported in other comprehensive income as part of the cumulative translation adjustment. For derivative instruments not designated as hedging instruments, the gain or loss is recognized currently in earnings.

   CASH FLOW HEDGES

   The company uses interest rate products, primarily swaps to manage funding costs related to Travel Related Services' (TRS) Charge Card business, as well as AEFA's investment certificate business. For its Charge Card products, TRS uses interest rate swaps to achieve a targeted mix of fixed and floating rate funding. These interest rate swaps are used to protect the company from the interest rate risk that arises from short-term funding. AEFA uses interest rate products to hedge the risk of rising interest rates on investment certificates which reset at shorter intervals than the average maturity of the investment portfolio.

   The company estimates that the results of operations for the last nine months of 2001 will be affected by derivatives representing $254 million of the net pretax losses recorded in other comprehensive income as of March 31, 2001. This effect will occur at the same time as the company realizes the benefits of lower market rates of interest on its funding activities. Similarly, as of January 1, 2001, the amount of net pretax losses that were estimated to affect earnings during 2001 was $182 million.

   Currently, the longest period of time over which the company is hedging exposure to the variability in future cash flows is 5 years and relates to funding of foreign currency denominated receivables.

   FAIR VALUE HEDGES

   The company uses equity derivatives to hedge against the change in fair value of some of its investments in public companies. Changes in the fair value of the derivatives are recorded in earnings along with related designated changes in the spot price of the underlying shares. Changes in the time value elements of these derivatives are considered as hedge ineffectiveness.

   The company also uses interest rate swaps to hedge its firm commitments to transfer, at a fixed rate, receivables to trusts established in connection with its asset securitizations.

   During the three months ended March 31, 2001, the company recognized a pretax net loss of $4 million primarily related to the time value element of its fair value hedging instruments. This amount is included in Other Expenses in the Consolidated Statements of Income.

   HEDGE OF NET INVESTMENT IN FOREIGN OPERATIONS

   The company designates foreign currency derivatives as hedges of net investments in certain foreign operations. For these hedges unrealized gains and losses are recorded in the cumulative translation adjustment account included in other comprehensive income, whereas the related amounts due to or from counterparties are included in other liabilities or other assets.

   During the three months ended March 31, 2001, the change in the net unrealized amount was immaterial.

   DERIVATIVES NOT DESIGNATED AS HEDGES UNDER SFAS NO. 133

   The company has economic hedges that either do not qualify or are not designated for hedge accounting treatment under SFAS No. 133. In addition, AEB enters into derivative contracts both to meet the needs of its clients and, to a limited extent, for trading purposes, including taking proprietary positions. For the period ended March 31, 2001, the net effect on earnings of accounting for the net changes in fair value of the following undesignated derivatives under SFAS No. 133 compared with prior rules was immaterial.

   o Foreign currency transaction exposures are economically hedged, where practical and economical, through foreign currency contracts. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. Such foreign currency forward contracts entered into by the company generally mature within one year. In addition, for selected major overseas markets, the company uses foreign currency forward contracts with maturities generally not exceeding one year to hedge future earnings.

   o AEFA uses interest rate caps, swaps and floors to protect the margin between the interest rates earned on investments and the interest rates credited to holders of certain investment certificates and fixed annuities.

   o Certain of AEFA's annuity and investment certificate products have returns tied to the performance of equity markets. These elements are considered derivatives under SFAS No. 133. AEFA manages this equity market risk, by entering into options and futures.

   o Certain of the company's equity investments are in the form of warrants. Some of these warrants are deemed to be derivative financial instruments.


5.   TAXES AND INTEREST

     Net income taxes paid during the three months ended March 31, 2001 and 2000 were approximately $63 million and $68 million, respectively. Interest paid during the three months ended March 31, 2001 and 2000 was approximately $757 million and $855 million, respectively.

6.   EARNINGS PER SHARE

     The computations of basic and diluted earnings per common share (EPS) for the three months ended March 31, 2001 and 2000 are as follows:


     (in millions, except per                  Three Months Ended
     share amounts)                                March 31,
                                         -----------------------------
                                               2001        2000
                                         -----------------------------

     Numerator: Net income                   $  538      $  656
     Denominator:
     Denominator for basic EPS -
       weighted-average shares                1,323       1,331
     Effect of dilutive securities:
       Stock Options and Restricted
         Stock Awards                            21          31
                                         ------------------------------
       Potentially dilutive
         common shares                           21          31
                                         ------------------------------
     Denominator for diluted EPS              1,344       1,362
                                         ------------------------------
     Basic EPS                               $ 0.41      $ 0.49
                                         ------------------------------
     Diluted EPS                             $ 0.40      $ 0.48
                                         ------------------------------



7.   SEGMENT INFORMATION

     The following tables present first quarter results for the company's operating segments. Net revenues (managed basis) exclude the effect of securitizations at TRS, and include provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA:


     Net Revenues                     Three Months Ended
       (managed basis)                    March 31,
                                  -----------------------
     (in millions)                    2001         2000
                                  -----------------------
     Travel Related Services       $ 4,465      $ 4,127
     American Express
       Financial Advisors              806        1,019
     American Express Bank             158          150
     Corporate and Other               (48)         (37)
                                  -----------------------
     Total                         $ 5,381      $ 5,259
                                  =======================



     REVENUES (GAAP BASIS)            Three Months Ended
                                           March 31,
                               --------------------------------
     (in millions)                    2001          2000
                               --------------------------------
     Travel Related Services       $ 4,326       $ 4,038
     American Express
       Financial Advisors            1,283         1,506
     American Express Bank             158           150
     Corporate and Other               (48)          (37)
                               --------------------------------
     Total                         $ 5,719       $ 5,657
                               ================================


     NET INCOME                        Three Months Ended
                                            March 31,
                                -------------------------------
     (in millions)                    2001          2000
                                -------------------------------
     Travel Related Services        $ 522          $ 448
     American Express
       Financial Advisors              51            245
     American Express Bank              9              7
     Corporate and Other              (44)           (44)
                               --------------------------------
     Total                          $ 538          $ 656
                               ================================

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 2001 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2000, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated February 8, 2001, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2000 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/Ernst & Young LLP

New York, New York
May 14, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001

The company's consolidated net income declined 18 percent and diluted earnings per share (EPS) fell 17 percent in the three-month period ended March 31, 2001 from a year ago. The company's return on equity was 23.5 percent.

Consolidated net revenues on a managed basis grew 2 percent for the three months ended March 31, 2001, reflecting the impact of a weaker economy and equity market declines, as well as a pre-tax loss of $182 million from the write-down and sale of high-yield securities at AEFA. Excluding the high-yield losses, the company's net income would have been flat, EPS would have been 2 percent higher and net revenues would have grown 5 percent for the three months ended March 31, 2001. The growth in revenues reflects greater cards in force, higher billed business, and larger loan balances, partially offset by lower management and distribution fees and lower spreads on AEFA's investment portfolio. Consolidated expenses rose due to greater interest costs, larger provisions for losses, and higher human resource and operating expenses, which include the effect of a $67 million expense increase due to an adjustment of Deferred Acquisition Costs
(DACs) for variable insurance and annuity products. These increases were partially offset by reengineering activities and expense control initiatives. The company believes it is on track to achieve its reengineering goal of achieving at least $500 million of expense savings during 2001. However, as previously announced, the company expects that earnings per share growth for the full year is unlikely to meet its earlier target of 12% growth due to the weakened economy and equity markets.

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


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In 1999 and 2000, the company entered into agreements under which a third party purchased 29 million company common shares at an average purchase price of $50.41. During the term of the agreements, the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepary outstanding amounts at any time prior to the end of the five-year term. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program. During the first quarter of 2001, net settlements under the agreements resulted in the company issuing 8.6 million shares. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount, which resulted in 7.8 million shares being delivered to the company.

In the first three months of 2001, the company repurchased 1.5 million common shares at an average price of $47.22 per share under its share repurchase program. This is in addition to the 7.8 million shares delivered to the company during the quarter as a result of the prepayment, discussed above, resulting in a total of 9.3 million shares repurchased during the quarter.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                       Statements of Income
                                                       --------------------
                                                    (Unaudited, Managed Basis)
(Dollars in millions)


                                                  Three Months Ended
                                                       March 31,
                                             ------------------------------ Percentage
                                               2001              2000       Inc/(Dec)
                                             ------------------------------------------
Net Revenues:
  Discount Revenue                            $    1,925     $    1,805          6.6 %
  Net Card Fees                                      422            405          4.3
  Lending:
    Finance Charge Revenue                         1,120            887         26.2
    Interest Expense                                 429            332         29.1
                                             ---------------------------
      Net Finance Charge Revenue                     691            555         24.5
  Travel Commissions and Fees                        418            438         (4.5)
  Travelers Cheque Investment Income                  98             91          6.8
  Other Revenues                                     911            833          9.5
                                             ---------------------------
        Total Net Revenues                         4,465          4,127          8.2
                                             ---------------------------
Expenses:
  Marketing and Promotion                            296            331        (10.5)
  Provision for Losses and Claims:
    Charge Card                                      285            278          2.4
    Lending                                          501            335         49.4
    Other                                             24             29        (18.2)
                                             ---------------------------
      Total                                          810            642         26.0
  Charge Card Interest Expense                       393            314         25.6
  Human Resources                                  1,034          1,016          1.8
  Other Operating Expenses                         1,195          1,193          0.1
                                             ---------------------------
        Total Expenses                             3,728          3,496          6.7
                                             ---------------------------
Pretax Income                                        737            631         16.8
Income Tax Provision                                 215            183         17.6
                                             ---------------------------
Net Income                                    $      522     $      448         16.4
                                             ===========================

TRAVEL RELATED SERVICES

                                              Selected Statistical Information
                                                        (Unaudited)
(Amounts in billions, except percentages and where indicated)

                                             Three Months Ended
                                                  March 31,
                                           ------------------------- Percentage
                                              2001        2000       Inc/(Dec)
                                           --------------------------------------
Total Cards in Force (millions):
  United States                                 34.2         31.4          9.3  %
  Outside the United States                     19.0         16.5         14.9
                                           ------------------------
    Total                                       53.2         47.9         11.3
                                           ========================
Basic Cards in Force (millions):
  United States                                 26.9         24.5          9.8
  Outside the United States                     14.4         12.6         14.3
                                           ------------------------
    Total                                       41.3         37.1         11.3
                                           ========================
Card Billed Business:
  United States                            $    55.6    $    50.6          9.8
  Outside the United States                     18.4         17.7          3.8
                                           ------------------------
    Total                                  $    74.0    $    68.3          8.2
                                           ========================
Average Discount Rate (A)                      2.68%        2.72%            -
Average Basic Cardmember
  Spending (dollars) (A)                   $   1,933    $   1,980         (2.4)
Average Fee per Card -
  Managed (dollars) (A)                    $      35    $      37         (5.4)

Non-Amex Brand (B):
  Cards in Force (millions)                      0.6          0.6          6.1
  Billed Business                          $     0.8    $     0.5         45.0

Travel Sales                               $     5.0    $     5.5         (8.9)
Travel Commissions and Fees/Sales (C)           8.4%         8.0%            -

Travelers Cheque:
  Sales                                    $     5.0    $     5.1         (0.8)
  Average Outstanding                      $     6.1    $     6.1            -
  Average Investments                      $     6.3    $     6.0          5.8
  Tax Equivalent Yield                          9.1%         8.9%            -

Managed Charge Card Receivables:
  Total Receivables                        $    26.4    $    26.8         (1.4)
  90 Days Past Due as a % of Total              2.7%         2.6%            -
  Loss Reserves (millions)                 $   1,004    $     894         12.4
    % of Receivables                            3.8%         3.3%            -
    % of 90 Days Past Due                       139%         129%            -
  Net Loss Ratio                               0.35%        0.34%            -

Managed U.S. Lending:
  Total Loans                              $    30.2    $    24.2         24.8
  Past Due Loans as a % of Total:
    30-89 Days                                  2.0%         1.8%            -
    90+ Days                                    0.9%         0.8%            -
  Loss Reserves (millions):
    Beginning Balance                      $     820    $     672         22.0
      Provision                                  426          285         49.7
      Net Charge-Offs/Other                     (339)        (268)        27.1
                                           ------------------------
    Ending Balance                         $     907    $     689         31.5
                                           ========================
    % of Loans                                  3.0%         2.8%            -
    % of Past Due                               103%         109%            -
  Average Loans                            $    28.9    $    23.6         22.4
  Net Write-Off Rate                            5.1%         4.6%            -
  Net Interest Yield                            8.3%         7.8%            -


(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.

TRAVEL RELATED SERVICES

Travel Related Services' (TRS) net income rose 16 percent in the first quarter of 2001 from a year ago. Net revenues increased 8 percent for the same period, reflecting growth in loans, higher billed business and additional cards in force.

The improvement in discount revenue from a year ago is the result of higher billed business, reflecting an 11 percent increase in cards in force, partly offset by lower average spending per Cardmember and a lower average discount rate. The growth in billed business, which was slower than in recent periods, also reflected weaker economic conditions and a slowdown in spending by corporations. In the U.S., a 9 percent increase in cards in force was due to the continuation of proactive consumer card and small business services activities, including those related to the Blue and co-branded Costco card products, as well as benefits related to the Bank of Hawaii and ShopRite portfolio acquisitions in the first quarter of 2001. Excluding these portfolio acquisitions, U.S. cards in force rose 8 percent. Outside the U.S. cards in force rose 15 percent, with continued growth in proprietary and network cards. Average spending per Cardmember declined 2 percent reflecting the dilutive effect of multiple consecutive quarters of particularly strong card growth and weaker economic conditions. The average discount rate in the first quarter of 2001 was 2.68 percent verses 2.72 percent a year ago and 2.69 percent in the fourth quarter of 2000. The decline from last year and the fourth quarter of 2000 reflects the cumulative impact of stronger than average growth in the lower retail and other "everday spend" merchant categories (e.g. supermarkets, discounters, etc.), as well as relatively weaker Travel and Entertainment spending in the first quarter of 2001. The U.S. lending net interest yield increased from year-ago levels, due to a smaller percentage of loan balances on introductory rates and a benefit from declining interest rates during the quarter. Other revenues increased reflecting higher fee income.

The provision for losses on the lending portfolio grew as a result of higher volumes and an increase in U.S. lending write-off and delinquency rates. Charge card interest expense rose as a result of a higher effective cost of funds and higher volumes. Marketing and promotion expenses were lower as certain marketing efforts were scaled back in light of the weaker business environment. Other operating expenses were flat, as the cost of Cardmember loyalty programs and business growth were offset by the benefit of reengineering and cost-control efforts.

TRAVEL RELATED SERVICES

EFFECT OF SECURITIZATIONS

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized pretax gains of $42 million ($27 million after-tax) and $36 million ($23 million after-tax) in the first quarters of 2001 and 2000, respectively, related to the securitization of U.S. receivables. These gains were invested in card acquisition activities and had no material impact on Net Income or Total Expenses in either quarter. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.


(Dollars in millions)


                                                   Three Months Ended                              Three Months Ended
                                                     March 31, 2001                                  March 31, 2000
                                        --------------------------------------------   ---------------------------------------------
                                          Managed     Securitization       GAAP           Managed     Securitization       GAAP
                                           Basis          Effect           Basis           Basis          Effect           Basis
                                        --------------------------------------------   ---------------------------------------------
Net Revenues:
  Lending Net Finance Charge Revenue      $  691         $   (451)       $   240        $    555         $   (262)      $    293
  Other Revenues                             911              312          1,223             833              173          1,006
  Total Net Revenues                       4,465             (139)         4,326           4,127              (89)         4,038
Expenses:
  Marketing and Promotion                    296               25            321             331               21            352
  Provision for Losses and Claims:
    Charge Card                              285              (36)           249             278              (37)           241
    Lending                                  501             (214)           287             335             (160)           175
  Charge Card Interest Expense               393              (44)           349             314              (54)           260
  Net Discount Expense                         -              113            113               -              126            126
  Other Operating Expenses                 1,195               17          1,212           1,193               15          1,208
  Total Expenses                           3,728             (139)         3,589           3,496              (89)         3,407
Pretax Income                             $  737         $      -         $  737         $   631          $     -        $   631
                                        --------------------------------------------------------------------------------------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                                            Selected Balance Sheet Information
                                            ----------------------------------
                                                  (Unaudited, GAAP Basis)
(Dollars in billions, except percentages)

                                          March 31,           December 31,       Percentage          March 31,          Percentage
                                            2001                 2000            Inc/(Dec)             2000             Inc/(Dec)
                                      ----------------     ----------------   ----------------   ----------------    ---------------

Accounts Receivable, net                 $    26.9            $    29.6             (9.1) %         $     25.3                 6.5 %
Travelers Cheque Investments             $     6.5            $     6.5              0.9            $      6.0                 8.1
U.S. Loans                               $    17.5            $    17.4              0.3            $     15.9                 9.7
Total Assets                             $    67.5            $    71.4             (5.5)           $     62.1                 8.7
Travelers Cheques Outstanding            $     6.0            $     6.1             (2.2)           $      6.0                (0.6)
Short-term Debt                          $    32.0            $    36.7            (12.9)           $     30.4                 5.3
Long-term Debt                           $     3.5            $     3.3              6.1            $      3.5                (1.5)
Total Liabilities                        $    60.8            $    64.8             (6.2)           $     56.3                 8.0
Total Shareholder's Equity               $     6.7            $     6.6              1.8            $      5.8                15.3
Return on Average Equity*                    33.0%                33.0%               -                  31.6%                  -
Return on Average Assets**                    3.1%                 3.0%               -                   3.0%                  -


* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133. The Company adopted SFAS No. 133 on January 1, 2001.
** Computed based on the past twelve months of net income and excludes the effect on Total Assets of SFAS No. 115 and SFAS No. 133 to the extent that they directly affect Shareholder's Equity.



In the first quarter of 2001, the American Express Credit Account Master Trust (the Trust) securitized $1.0 billion of loans through the public issuance of investor certificates. The securitized assets consist primarily of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. In April and May 2001, the Trust securitized an additional $1.98 billion of loans.

$1.0 billion of investor certificates previously issued by the Trust matured on May 15, 2001.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000

                                                        Statements of Income
                                                        --------------------
                                                            (Unaudited)
(Dollars in millions)

                                                   Three Months Ended
                                                        March 31,
                                             --------------------------------    Percentage
                                                  2001            2000           Inc/(Dec)
                                             -----------------------------------------------
Net Revenues:
  Investment Income                                 $    368        $    572         (35.7)  %
  Management and Distribution Fees                       638             688          (7.3)
  Other Revenues                                         277             246          12.3
                                             --------------------------------
    Total Revenues                                     1,283           1,506         (14.8)
  Provision for Losses and Benefits:
    Annuities                                            238             259          (8.3)
    Insurance                                            157             139          13.0
    Investment Certificates                               82              89          (8.0)
                                             --------------------------------
      Total                                              477             487          (2.2)
                                             --------------------------------
    Net Revenues                                         806           1,019         (20.9)
                                             --------------------------------
Expenses:
  Human Resources                                        548             498          10.1
  Other Operating Expenses                               188             166          12.8
                                             --------------------------------
    Total Expenses                                       736             664          10.8
                                             --------------------------------
Pretax Income                                             70             355         (80.2)
Income Tax Provision                                      19             110         (82.3)
                                             --------------------------------
Net Income                                          $     51        $    245         (79.2)
                                             ================================

AMERICAN EXPRESS FINANCIAL ADVISORS

                        Selected Statistical Information
                        --------------------------------
                                   (Unaudited)

(Dollars in millions, except percentages and where indicated)

                                                       Three Months Ended
                                                            March 31,
                                                 -------------------------------- Percentage
                                                      2001            2000         Inc/(Dec)
                                                 -----------------------------------------------

Life Insurance in Force (billions)                    $    100.0       $    91.7            9.0   %
Deferred Annuities in Force (billions)                $     43.4       $    51.0          (14.9)
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions                     $     53.7       $    57.4           (6.3)
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                               27.4            38.4          (28.7)
      Other Owned Assets                                    42.0            39.8            5.6
                                                 --------------------------------
        Total Owned Assets                                  69.4            78.2          (11.3)
    Managed Assets                                          99.8           122.7          (18.7)
    Administered Assets                                     30.8            31.2           (1.2)
                                                 --------------------------------
      Total                                           $    253.7       $   289.5          (12.4)
                                                 ================================
Market Appreciation (Depreciation) During
  the Period:
  Owned Assets:
    Separate Account Assets                           $   (5,204)      $   2,332             -
    Other Owned Assets                                $      608       $    (120)            -
  Total Managed Assets                                $  (14,453)      $   7,020             -

Cash Sales:
  Mutual Funds                                        $    9,889       $  12,104          (18.3)
  Annuities                                                1,381           1,362            1.4
  Investment Certificates                                    954             835           14.2
  Life and Other Insurance Products                          244             237            3.3
  Institutional                                            2,506           1,551           61.6
  Other                                                    1,955             573              #
                                                 --------------------------------
Total Cash Sales                                      $   16,929       $  16,662            1.6
                                                 ================================
Number of Financial Advisors                              12,052          11,094            8.6
Fees from Financial Plans and
  Advice Services                                     $     27.6       $    26.3            4.9
Percentage of Total Sales from Financial
  Plans and Advice Services                                73.0%            66.9%            -


#  Denotes variance of more than 100%.

AMERICAN EXPRESS FINANCIAL ADVISORS

American Express Financial Advisors' (AEFA) net income in the first quarter of 2001 decreased 79 percent from a year ago. Net revenues decreased 21 percent. These declines reflected a pre-tax loss of $182 million from the write-down and sale of certain high yield securities, continued weakness in equity markets, and narrower spreads on the investment portfolio. The weakened equity markets led to lower asset levels and slower growth in sales of investment products. As a result, management and distribution fees fell 7 percent. Other revenues rose as a result of higher insurance premiums and financial planning and advice service fees. Gross investment income decreased 36 percent due to the negative impact in the current quarter of deterioration in the high yield bond sector, as well as a generally lower average yield. Included in investment income is the effect of a decrease in the value of options hedging outstanding stock market certificates, which was offset in the certificate provision. Lower annuity product provisions resulted from a smaller inforce level, which offset a higher accrual rate. Insurance provisions rose due to higher inforce levels and accrual rates. Certificate provisions decreased as higher inforce levels and accrual rates were more than offset by the effect on the stock market certificate product of substantial appreciation last year and depreciation this year in the S&P 500.

The high yield losses reflect the continued deterioration of the high-yield portfolio and losses associated with selling certain bonds. The recognition of these losses followed the quarterly analysis of the portfolio, which reviews items such as: recent defaults on interest payments, financial data from issuers, assessments of anticipated future cash flows and the overall trends in the high-yield sector. Approximately $34 million of the high-yield losses noted above relates to the early implementation of a new accounting rule involving certain structured investments. Total losses on these investments for the remainder of 2001 are expected to be substantially lower than in the first quarter. Excluding losses in the high-yield sector, earnings in the first quarter were down 29 percent from a year-ago.

Total expenses increased by $72 million from a year ago due primarily to a $67 million adjustment to the amortization of Deferred Acquisition Costs (DAC)* for variable insurance and annuity products as a result of the steep decline in equity markets. This DAC adjustment, coupled with higher costs associated with the new advisor compensation structure, was partially offset by slower growth in volume-related compensation and by reengineering and cost-control initiatives. Human resource expenses rose 10 percent reflecting larger field force compensation-related expenses due to advisor growth and costs related to the new advisor platforms, partially reflecting higher relative compensation levels for advisors introduced in the second quarter of 2000, and a $39 million expense during the quarter from the DAC amortization adjustment. The total advisor force of 12,052 increased by 958 from March 31, 2000 but was down 611 from December 31, 2000. The decrease in advisors versus December 31, 2000 reflects reduced recruiting activities, as the company fine tunes the advisor platform dynamics, and higher termination rates due to the weaker environment and proactive efforts to weed out unproductive advisors. In light of current challenging market conditions, AEFA expects to continue to moderate advisor growth in coming quarters to ensure overall field force costs are appropriately contained and the business benefits from last year's advisors additions are maximized. The 13 percent increase in other operating expenses reflects the DAC amortization adjustment, which added $28 million of expense, costs related to the implementation of the new advisor platforms, including greater rent and equipment support costs, partially offset by reengineering activities and efforts to control core operating expense growth.

* DACS are the costs of acquiring new business, which are deferred and amortized according to a schedule that reflects a number of factors, the most significant of which are the anticipated profits and persistency of the product. The amortization schedule must be adjusted periodically to reflect changes in those factors.

AMERICAN EXPRESS FINANCIAL ADVISORS
LIQUIDITY AND CAPITAL RESOURCES

                       Selected Balance Sheet Information
                       ----------------------------------
                                   (Unaudited)

(Dollars in billions, except percentages)

                                         March 31,          December 31,       Percentage         March 31,          Percentage
                                           2001                2000            Inc/(Dec)             2000             Inc/(Dec)
                                    -------------------  ------------------  ---------------  -------------------  ---------------

Investments                               $       31.2        $       30.5          2.5 %       $        30.3              3.0 %
Separate Account Assets                   $       27.4        $       32.3        (15.3)        $        38.4            (28.7)
Total Assets                              $       69.4        $       73.6         (5.7)        $        78.2            (11.3)
Client Contract Reserves                  $       31.7        $       31.4          0.7         $        31.0              2.3
Total Liabilities                         $       64.7        $       69.2         (6.5)        $        74.3            (13.0)
Total Shareholder's Equity                $        4.7        $        4.4          6.9         $         3.9             21.6
Return on Average Equity*                        17.8%               22.6%            -                 23.0%                -


* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133. The Company adopted SFAS No. 133 on January 1, 2001.

Separate account assets and liabilities decreased mainly due to market depreciation.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


                                                   Statements of Income
                                                   --------------------
                                                       (Unaudited)
(Dollars in millions)

                                                     Three Months Ended
                                                          March 31,
                                                 ---------------------------- Percentage
                                                     2001          2000        Inc/(Dec)
                                                 -------------------------------------------
Net Revenues:
  Interest Income                                       $  187        $  183            2.5 %
  Interest Expense                                         122           118            4.1
                                                 ----------------------------
    Net Interest Income                                     65            65              -
  Commissions and Fees                                      52            52              -
  Foreign Exchange Income & Other Revenue                   41            33           25.0
                                                 ----------------------------
    Total Net Revenues                                     158           150            5.3
                                                 ----------------------------
Expenses:
  Human Resources                                           62            66           (5.5)
  Other Operating Expenses                                  66            68           (4.2)
  Provision for Losses                                      16             8              #
                                                 ----------------------------
    Total Expenses                                         144           142            1.1
                                                 ----------------------------
Pretax Income                                               14             8           83.8
Income Tax Benefit                                           5             1              #
                                                 ----------------------------
Net Income                                              $    9        $    7           18.9
                                                 ============================

 # Denotes variance of more than 100%.

                                               Selected Statistical Information
                                               --------------------------------
(Amounts in billions, except percentages)

                                                       Three Months Ended
                                                            March 31,
                                                  ---------------------------- Percentage
                                                      2001          2000        Inc/(Dec)
                                                  -------------------------------------------
  Assets Managed */ Administered                     $  10.7       $   9.4          14.7   %
  Assets of Non-Consolidated Joint
    Ventures                                         $   2.1       $   2.4         (13.5)


*  Includes assets managed by American Express Financial
   Advisors.

AMERICAN EXPRESS BANK

American Express Bank (AEB) reported net income of $9 million for the first quarter of 2001, compared with $7 million a year ago. The results reflect strong performance in Personal Financial Services, higher foreign exchange revenue, security gains, and lower operating expenses as a result of reengineering efforts. These were partially offset by higher provisions for losses, which reflect an increase in non-performing corporate loans and lower revenue from Corporate Banking as the company continues to shift its focus to Personal Financial Services and Private Banking.

AMERICAN EXPRESS BANK

LIQUIDITY AND CAPITAL RESOURCES

                       Selected Balance Sheet Information
                       ----------------------------------
                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                March 31,         December 31,      Percentage          March 31,     Percentage
                                                  2001               2000            Inc/(Dec)             2000         Inc/(Dec)
                                              ------------       ------------      ------------       ------------    ------------

Total Assets                                   $    12.4         $     11.4               8.9 %       $      11.4            9.2 %
Total Liabilities                              $    11.7         $     10.7               9.4         $      10.7            9.1
Total Shareholder's Equity (millions)          $     774         $      754               2.6         $       697           11.0
Return on Average Assets*                          0.26%              0.26%                 -               0.19%              -
Return on Average Common Equity**                   4.6%               4.4%                 -                3.5%              -
Total Loans                                    $     5.4         $      5.3               1.4         $       5.0            8.2
Total Non-performing Loans (millions)          $     187         $      137              36.6         $       174            7.4
Other Non-performing Assets (millions)         $      24         $       24               0.6         $        31          (22.8)
Reserve for Credit Losses (millions)***        $     164         $      153               6.8         $       189          (13.4)
Loan Loss Reserves as a
  Percentage of Total Loans                         2.8%               2.6%                 -                3.4%              -
Deposits                                       $     8.5         $      8.0               7.5         $       8.4            2.0
Risk-Based Capital Ratios:
   Tier 1                                          10.7%              10.1%                 -               10.1%              -
   Total                                           11.4%              11.4%                 -               11.6%              -
Leverage Ratio                                      5.8%               5.9%                 -                5.6%              -
*    Computed based on the past twelve
     months of net income and excludes
     the effect on Shareholder's Equity
     of SFAS No. 115 and SFAS No. 133.
     The Company adopted SFAS No. 133 on
     January 1, 2001.
**   Computed based on the past twelve
     months of net income and excludes
     the effect on total assets of SFAS
     No. 115 and SFAS No. 133 to the
     extent that they affect
     Shareholder's Equity.

***  Allocation (Millions):
     Loans                                     $    149          $      137                           $       170
     Other Assets, primarily derivatives             12                  14                                    15
     Other Liabilities                                3                   2                                     4
                                             ----------          ----------                            ----------
       Total Credit Loss Reserves              $    164          $      153                           $       189
                                             ==========          ==========                            ==========


AEB had loans outstanding of $5.4 billion at March 31, 2001, up from $5.3 billion at December 31, 2000 and $5.0 billion at March 31, 2000. The increase since first quarter 2000 resulted from a $600 million increase in consumer and private banking loans ($700 million excluding the effect of asset sales and securitizations in the consumer loan portfolio) and a $60 million increase in financial institution loans, partially offset by a $400 million decrease in corporate banking loans. Since December 31, 2000, consumer and private banking loans increased by $500 million, including the transfer of $200 million of collateralized loans from Corporate Banking, while corporate banking loans fell by $300 million and financial institution loans fell by $100 million. As of March 31, 2001, consumer and private banking loans comprised 50% of total loans versus 41% at December 31, 2000 and 39% at March 31, 2000.

Total non-performing loans of $187 million at March 31, 2001 were up from $137 million at December 31, 2000 and $174 million at March 31, 2000 as a result of increases within the Corporate Banking business. This increase since
December 31, 2000 is consistent with AEB's strategy to wind down Corporate Banking activities while growing the consumer lending business.

As presented in the table below, there are banking activities other than loans, such as forward contracts, various contingencies and market placements, which added approximately $8.1 billion to AEB's credit exposures at March 31, 2001, compared with $7.4 billion at December 31, 2000 and $7.7 billion at March 31, 2000. Of the $8.1 billion of additional exposures at March 31, 2001, $5.6 billion were relatively less risky cash and securities related balances.

                              American Express Bank
                         Exposures By Country and Region
                                   (Unaudited)

 ($ in billions)

                                                                        Net
                                                                     Guarantees                     3/31/01       12/31/00
                                                      FX and            and                          Total          Total
 Country                               Loans       Derivatives      Contingents      Other*         Exposure**     Exposure**
----------------------------------   --------    ---------------  ---------------  ----------     -------------   -------------

Hong Kong                              $  0.9    $       -        $        0.1     $       0.1   $       1.0     $      0.7
Indonesia                                 0.1            -                  -              0.1           0.2            0.3
Singapore                                 0.5            -                 0.1              -            0.6            0.7
Korea                                     0.1            -                  -              0.2           0.4            0.4
Taiwan                                    0.2            -                  -              0.1           0.3            0.3
China                                      -             -                  -               -             -              -
Japan                                      -             -                  -               -            0.1            0.1
Thailand                                   -             -                  -               -             -              -
Other                                      -             -                  -              0.2           0.2            0.2
                                       ------    -----------       ------------    ------------  -----------    -----------
    Total Asia/Pacific Region**           1.8           0.1                0.3             0.7           2.9            2.9
                                       ------    -----------       ------------    ------------  -----------    -----------
Chile                                     0.2            -                  -              0.1           0.4            0.3
Brazil                                    0.2            -                  -              0.1           0.4            0.3
Mexico                                    0.1            -                  -               -            0.1            0.1
Peru                                       -             -                  -               -            0.1            0.1
Argentina                                 0.1            -                  -               -            0.1            0.1
Other                                     0.3            -                 0.2             0.1           0.6            0.5
                                        ------   -----------       ------------    ------------  -----------    -----------
    Total Latin America**                 0.9           0.1                0.3             0.3           1.6            1.4
                                        ------   -----------       ------------    ------------  -----------    -----------
India                                     0.3            -                 0.1             0.3           0.7            0.7
Pakistan                                  0.1            -                  -              0.1           0.2            0.3
Other                                     0.1            -                 0.1             0.1           0.2            0.2
                                        ------   -----------       ------------    ------------  -----------    -----------
    Total Subcontinent**                  0.4            -                 0.1             0.5           1.1            1.2
                                        ------   -----------       ------------    ------------  -----------    -----------
Egypt                                     0.2            -                  -              0.2           0.5            0.5
Other                                     0.2            -                  -              0.1           0.3            0.2
                                        ------   -----------       ------------    ------------  -----------    -----------
     Total Middle East & Africa**         0.4            -                 0.1             0.3           0.7            0.7
                                        ------   -----------       ------------    ------------  -----------    -----------
     Total Europe***                      1.6           0.1                0.4             3.0           5.1            4.5
     Total North America**                0.3            -                 0.3             1.5           2.1            2.1
                                      --------   -----------       ------------    ------------  -----------    -----------
Total Worldwide**                      $  5.4     $     0.3         $      1.5      $      6.2    $     13.5    $      12.7
                                      ========   ===========       ============    ============  ============  ============

*    Includes cash, placements and securities.
**   Individual items may not add to totals due to rounding.
*** Total exposures at 3/31/01 and 12/31/00 include $2 million and $3 million of exposures to Russia, respectively.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $44 million, which was unchanged from a year ago. Results for both years include a preferred stock dividend based on earnings from Lehman Brothers. The dividend was offset by expenses related to business building initiatives.

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe", "expect", "anticipate", "optimistic", "intend", "aim", "will", "should" and similar expressions are intended to identify such forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:

Fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management and distribution fees received based on those assets; potential deterioration in the high-yield sector, which could result in further losses in AEFA's investment portfolio; developments relating to AEFA's new platform structure for financial advisors, including the ability to increase advisor productivity, moderate the growth of new advisors and create efficiencies in the infrastructure; AEFA's ability to effectively manage the economics in selling a growing volume of non-proprietary products to clients; investment performance in AEFA's mutual fund business; the success and financial impact of reengineering initiatives being implemented at the company, including cost management, structural and strategic measures such as vendor and process consolidation, outsourcing and using lower cost internal distribution channels; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; increasing competition in all of the company's major businesses; fluctuations in interest rates, which impacts the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect commercial lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's 10-K Annual Report for the fiscal year ending December 31, 2000 and other reports filed with the SEC.

                           PART II.--OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

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

     On September 18, 2000 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes, preliminarily approving the class settlement, directing the issuance of a class notice to the class and scheduling a hearing to determine the fairness of settlement for March, 2001. On March 6, 2001 these courts heard oral arguments on plaintiffs' motions for final approval of the class action settlement. Six motions to intervene were filed together with objections to the proposed settlement. The Company is awaiting a final order from the court. On March 23, 2001 proposed findings of fact, conclusions of law and order were filed with the courts. On April 2, 2001 certain intervenors filed a notice of appeal with United States Court of Appeals for the Eighth Circuit as a result of the courts' denial of the motions to intervene at the March 6, 2001 hearing.

     The matter described above was previously reported in the Company's Form 10-K for the year ended December 31, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on April 23, 2001. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                             Votes         Votes         Votes                      Broker
                                              For        Against      Withheld   Abstentions     Non-Votes
                                       -----------   -----------     ---------   -----------    ----------
Selection of Ernst & Young LLP
 as independent auditors             1,111,130,966    17,187,562           --      5,904,589        10,470

Shareholder proposal
 relating to rotating the location
 of the annual meeting of
 shareholders                           45,301,006   868,732,822           --     17,372,817   202,826,942

Election of Directors:
D.F. Akerson                         1,124,165,813            --    10,067,774            --            --
E.L. Artzt                           1,123,605,353            --    10,628,234            --            --
W.G. Bowen                           1,123,788,006            --    10,445,581            --            --
K.I. Chenault                        1,123,987,310            --    10,246,277            --            --
B. Sills Greenough                   1,122,285,584            --    11,948,003            --            --
F.R. Johnson                         1,121,723,016            --    12,510,571            --            --
V.E. Jordan, Jr                      1,091,663,746            --    42,569,841            --            --
J. Leschly                           1,124,030,131            --    10,203,456            --            --
R.A. McGinn                          1,060,834,467            --    73,399,120            --            --
F.P. Popoff                          1,123,834,747            --    10,398,840            --            --

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.

        (b) Reports on Form 8-K:

            Form 8-K, dated January 22, 2001, Items 5 and 7, 1) reporting the Company's earnings for the quarter and year ended December 31, 2000 and including a Fourth Quarter/Full Year Earnings Supplement and
            2)providing the September 8, 2000 amendment to the portion of the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. relating to the voting of American Express securities by Berkshire Hathaway indicating that the agreement would remain in effect after Kenneth Chenault replaced Harvey Golub as Chief Executive Officer.

            Form 8-K, dated February 7, 2001, Items 5 and 9, 1) adjusting certain preliminary statistical data contained in the 8-K Report dated January 22, 2001 and 2) reporting information from speeches presented by Ken Chenault, the Company's Chairman and Chief Executive Officer and Al Kelly, President of U.S. Consumer and Small Business Services, to the financial community on February 7, 2001.

            Form 8-K, dated April 2, 2001, Item 5, announcing the Company's expectation of a first quarter earnings decline from a year ago, reflecting the write-down and sale of high-yield securities.

            Form 8-K, dated April 12, 2001, Item 9, announcing the availability on the Company's website of a Financial Supplement dated April 2001 containing historical financial information about certain subsidiaries of the Company.

            Form 8-K, dated April 23, 2001, Items 5 and 7, reporting the Company's earnings for the quarter ended March 31, 2001 and including a First Quarter Earnings Supplement.

            Form 8-K, dated April 23, 2001, Item 5, announcing the election of Kenneth Chenault as the Company's Chairman and Chief Executive Officer.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)



 Date: May 15, 2001                By /s/ Gary L. Crittenden
 ------------------                ------------------------
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