Form 10-Q
period 2001-06-30
AMERICAN EXPRESS CO
filed 2001-08-14
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q

[  X  ]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001

                                      or

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934


For the Transition Period from                 to
                              ----------------    ----------------


                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)


             New York                                      13-4922250
----------------------------------------         ----------------------------
   (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)


World Financial Center, 200 Vesey Street, New York, NY               10285
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code        (212) 640-2000
                                                  ---------------------------

                                     None
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes X     No
                                                  ------    -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                             Outstanding at July 31, 2001
-----------------------------------             ----------------------------
Common Shares (par value $.20 per share)             1,323,588,635 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

Part I.        Financial Information:
               Consolidated Statements of Income - Three months ended June 30, 2001 and 2000         1

               Consolidated Statements of Income - Six months ended June 30, 2001 and 2000           2

               Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                     3

               Consolidated Statements of Cash Flows - Six months                                    4
               ended June 30, 2001 and 2000

               Notes to Consolidated Financial Statements                                          5-10

               Review Report of Independent Accountants                                             11

               Management's Discussion and Analysis of
               Financial Condition and Results of Operations                                     12-30

Part II.       Other Information                                                                    31


                         PART I--FINANCIAL INFORMATION

                           AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                  (Unaudited)


                                                              Three Months Ended
                                                                      June 30,
                                                            ----------------------
                                                               2001        2000
                                                            ---------    ---------
Revenues:
    Discount revenue                                          $ 2,007    $ 1,949
    Interest and dividends, net                                    12        836
    Management and distribution fees                              623        701
    Net card fees                                                 404        411
    Travel commissions and fees                                   427        507
    Other commissions and fees                                    601        568
    Cardmember lending net finance charge revenue                 200        242
    Life and other insurance premiums                             161        141
    Other                                                         833        615
                                                              -------    -------
       Total                                                    5,268      5,970
                                                              -------    -------

Expenses:
    Human resources                                             1,650      1,677
    Provisions for losses and benefits:
       Annuities and investment certificates                      352        322
       Life insurance, international banking and other            193        173
       Charge card                                                319        302
       Cardmember lending                                         346        170
    Interest                                                      412        345
    Marketing and promotion                                       332        416
    Occupancy and equipment                                       395        366
    Professional services                                         412        387
    Communications                                                133        129
    Other                                                         571        637
                                                              -------    -------
       Total                                                    5,115      4,924
                                                              -------    -------

Pretax income                                                     153      1,046
Income tax (benefit) provision                                    (25)       306
                                                              -------    -------

Net income                                                    $   178    $   740
                                                              =======    =======

Earnings Per Common Share:
       Basic                                                  $  0.13    $  0.56
                                                              =======    =======
       Diluted                                                $  0.13    $  0.54
                                                              =======    =======

Average common shares outstanding for
  earnings per common share (millions):
       Basic                                                    1,321      1,328
                                                              =======    =======
       Diluted                                                  1,336      1,361
                                                              =======    =======


Cash dividends declared per common share                      $  0.08    $  0.08
                                                              =======    =======


                 See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                  (Unaudited)

                                                               Six Months Ended
                                                                     June 30,
                                                            ----------------------
                                                               2001        2000
                                                            ---------    ---------
Revenues:
    Discount revenue                                          $ 3,931      $ 3,754
    Interest and dividends, net                                   623        1,632
    Management and distribution fees                            1,261        1,390
    Net card fees                                                 826          816
    Travel commissions and fees                                   845          945
    Other commissions and fees                                  1,224        1,118
    Cardmember lending net finance charge revenue                 441          534
    Life and other insurance premiums                             318          279
    Other                                                       1,518        1,159
                                                              -------      -------
       Total                                                   10,987       11,627
                                                              -------      -------

Expenses:
    Human resources                                             3,319        3,311
    Provisions for losses and benefits:
       Annuities and investment certificates                      672          670
       Life insurance, international banking and other            390          351
       Charge card                                                568          543
       Cardmember lending                                         633          346
    Interest                                                      774          644
    Marketing and promotion                                       670          786
    Occupancy and equipment                                       766          728
    Professional services                                         787          704
    Communications                                                263          255
    Other                                                       1,251        1,323
                                                              -------      -------
       Total                                                   10,093        9,661
                                                              -------      -------

Pretax income                                                     894        1,966
Income tax provision                                              178          570
                                                              -------      -------

Net income                                                    $   716      $ 1,396
                                                              =======      =======

Earnings Per Common Share:
       Basic                                                  $  0.54      $  1.05
                                                              =======      =======
       Diluted                                                $  0.53      $  1.03
                                                              =======      =======

Average common shares outstanding for earnings per common share (millions):

       Basic                                                    1,322        1,330
                                                              =======      =======
       Diluted                                                  1,340        1,361
                                                              =======      =======


Cash dividends declared per common share                      $  0.16      $  0.16
                                                              =======      =======


                 See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                          CONSOLIDATED BALANCE SHEETS
                                  (millions)
                                  (Unaudited)


                                                                                 June 30,    December 31,
Assets                                                                             2001         2000
------                                                                          ---------     ---------
Cash and cash equivalents                                                       $   8,481    $   8,487
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
       2001, $1,034; 2000, $809                                                    25,051       25,067
     Other receivables, less reserves:
       2001, $84; 2000, $123                                                        4,561        5,476
Investments                                                                        45,100       43,747
Loans:
     Cardmember lending, less reserves:
       2001, $748; 2000, $650                                                      19,684       19,855
     International banking, less reserves:
       2001, $126; 2000, $137                                                       5,384        5,207
     Other, net                                                                     1,022        1,026
Separate account assets                                                            28,871       32,349
Deferred acquisition costs                                                          3,608        3,574
Land, buildings and equipment - at cost, less
     accumulated depreciation: 2001, $2,402;
     2000, $2,219                                                                   2,635        2,506
Other assets                                                                        7,793        7,129
                                                                                ---------    ---------
     Total assets                                                               $ 152,190    $ 154,423
                                                                                =========    =========

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                                             $  14,554    $  13,870
Travelers Cheques outstanding                                                       6,862        6,127
Accounts payable                                                                    7,871        7,495
Insurance and annuity reserves:
     Fixed annuities                                                               19,236       19,417
     Life and disability policies                                                   4,787        4,681
Investment certificate reserves                                                     8,081        7,348
Short-term debt                                                                    30,564       36,030
Long-term debt                                                                      7,705        4,711
Separate account liabilities                                                       28,871       32,349
Other liabilities                                                                  11,398       10,211
                                                                                ---------    ---------
     Total liabilities                                                            139,929      142,239
                                                                                ---------    ---------

Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                                                  500          500

Shareholders' equity:
     Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,324 million shares in 2001 and 1,326
        million shares in 2000                                                        265          265
     Capital surplus                                                                5,464        5,439
     Retained earnings                                                              6,043        6,198
     Other comprehensive income, net of tax:
       Net unrealized securities gains (losses)                                       313         (145)
       Net unrealized derivatives losses                                             (263)           -
       Foreign currency translation adjustments                                       (61)         (73)
                                                                                ---------    ---------
     Accumulated other comprehensive loss                                             (11)        (218)
                                                                                ---------    ---------
       Total shareholders' equity                                                  11,761       11,684
                                                                                ---------    ---------
     Total liabilities and shareholders' equity                                 $ 152,190    $ 154,423
                                                                                =========    =========


                 See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)


                                                                             Six Months Ended
                                                                                  June 30,
                                                                            ---------------------
                                                                          2001                 2000
                                                                       -----------          ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                              $    716              $  1,396
Adjustments to reconcile net income
   to net cash provided by operating activities:
        Provisions for losses and benefits                                 2,586                 1,284
        Depreciation, amortization, deferred taxes and other                 (21)                  307
        Changes in operating assets and liabilities, net of
           effects of acquisitions and dispositions:
             Accounts receivable and accrued interest                        495                  (276)
             Other assets                                                   (275)                  330
             Accounts payable and other liabilities                          338                 1,412
        Increase in Travelers Cheques outstanding                            737                   694
        Increase in insurance reserves                                       103                    90
                                                                        -----------         ----------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                  4,679                 5,237
                                                                        -----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES

Sale of investments                                                        4,978                   809
Maturity and redemption of investments                                     2,813                 3,016
Purchase of investments                                                   (9,544)               (3,986)
Net increase in Cardmember loans/receivables                                (189)               (4,511)
Cardmember loans/receivables sold to trust, net                            2,666                 3,203
Proceeds from repayment of loans                                          13,916                11,437
Issuance of loans                                                        (13,611)              (11,449)
Purchase of land, buildings and equipment                                   (360)                 (367)
Sale of land, buildings and equipment                                          9                    25
(Acquisitions)/Dispositions, net of cash acquired/sold                      (156)                  214
                                                                        -----------         ----------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                          522                (1,609)
                                                                        -----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in customers' deposits                                          707                 2,242
Sale of annuities and investment certificates                              2,831                 2,685
Redemption of annuities and investment certificates                       (2,526)               (2,851)
Net (decrease) increase in debt with maturities of three
     months or less                                                       (4,089)                1,200
Issuance of debt                                                           5,390                 5,352
Principal payments on debt                                                (6,733)              (12,139)
Issuance of American Express common shares                                    60                   111
Repurchase of American Express common shares                                (626)                 (683)
Dividends paid                                                              (213)                 (206)
                                                                        -----------         ----------

NET CASH USED IN FINANCING ACTIVITIES                                     (5,199)               (4,289)
                                                                        -----------         ----------

Effect of exchange rate changes on cash                                       (8)                   31
                                                                        -----------         ----------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                     (6)                 (630)

Cash and cash equivalents at beginning of period                           8,487                 7,471
                                                                        -----------         ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $   8,481              $  6,841
                                                                        ===========         ==========


                 See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the company or American Express) for the year ended December 31, 2000. Significant accounting policies disclosed therein have not changed, except as disclosed in Note 2. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     Cardmember lending net finance charge revenue is presented net of interest expense of $267 million and $258 million for the second quarter of 2001 and 2000, respectively, and $544 million and $490 million for the six months ended June 30, 2001 and 2000, respectively. Interest and dividends is presented net of interest expense of $121 million and $141 million for the second quarter of 2001 and 2000, respectively, and $260 million and $274 million for the six months ended June 30, 2001 and 2000, respectively, related primarily to the company's international banking operations.

     At June 30, 2001 and December 31, 2000, cash and cash equivalents included $0.8 billion and $1.2 billion, respectively, segregated in special bank accounts for the benefit of customers.

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

2.   ACCOUNTING DEVELOPMENTS

     Effective January 1, 2001, the company adopted Statement of Financial Accounting Standards (SFAS) No. 133, which establishes the accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. Changes in the fair value of a derivative are recorded in earnings or directly to equity, depending on the instrument's designated use. Those derivative instruments that are designated and qualify as hedging instruments are further classified as either a cash flow hedge, a fair value hedge, or a hedge of a net investment in a foreign operation, based upon the exposure being hedged.

     From time to time, the company, through Travel Related Services (TRS), American Express Centurion Bank (Centurion Bank) and special purpose subsidiaries, has securitized U.S. Cardmember loans and Charge Card receivables by issuing securities through one or more trusts. The securities are non-recourse to the company. Net proceeds are used by the special purpose subsidiaries to purchase the receivables from TRS or its subsidiaries. The consolidated financial statements include the assets and liabilities of these special purpose subsidiaries.

     Effective April 1, 2001, the company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of

     Liabilities," a replacement of SFAS No. 125. This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, as well as the recognition and reclassification of collateral. SFAS No. 140 did not materially impact the company's securitized U.S. Cardmember loans. The company's Charge Card receivables securitization structure did not meet certain sale criteria of SFAS 140. As a result, effective in the second quarter, this structure is accounted for as secured borrowings by the special purpose subsidiary that purchases Charge Card receivables, as well as by Centurion Bank. Approximately $2.9 billion of Charge Card receivables and a commensurate amount of long-term debt were reinstated to the applicable balance sheets. While the Charge Card receivables and associated long-term debt are reappearing on the consolidated financial statements, these securitized assets of the special purpose subsidiary and Centurion Bank are not available to creditors of the company and are not the assets of the company, and the company has no liability for securities issued by the securitization trusts. The impact of this adoption on results of operations, as well as on capital requirements, was immaterial.

3.   INVESTMENT SECURITIES

     The following is a summary of investments at June 30, 2001 and December 31, 2000:

                                                             June 30,                  December 31,
     (in millions)                                            2001                         2000
                                                     -----------------------      -----------------------
    Held to Maturity, at amortized cost
         (fair value: 2001, $0; 2000,
         $8,486)                                                    $     -                       $8,404
    Available for Sale, at fair value
         (cost: 2001, $40,397; 2000,
         $31,301)                                                    40,906                       31,052
    Investment mortgage loans (fair
         value: 2001, $4,121; 2000, $4,178)
                                                                      4,019                        4,097
    Trading                                                             175                          194
                                                     -----------------------      -----------------------
         Total                                                      $45,100                      $43,747
                                                     =======================      =======================


     During the first and second quarters of 2001, the company recognized pre-tax losses of $182 million and $826 million, respectively, from the write-down and sale of certain high yield securities. These losses are included in "Interest and dividends" on the Consolidated Statements of Income. The second quarter pre-tax charge of $826 million is comprised of: $403 million to recognize the impact of higher default rate assumptions on certain structured investments; $344 million to write down lower-rated securities which the company plans to sell in connection with the company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $79 million to write down certain other investments to recognize losses incurred during the second quarter.


4.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives (pursuant to SFAS No. 133) and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2001 and 2000 were as follows:

                                                    Three Months Ended                  Six Months Ended
                                                         June 30,                           June 30,
                                              -------------------------------  ------------------------------------
     (in millions)                                  2001           2000              2001               2000
                                              -------------------------------  ------------------------------------
     Net income                                  $   178        $   740           $   716           $   1,396
     Change in:
       Net unrealized securities
         gains/losses                                 42           (138)              458                (208)
       Net unrealized derivative
         gains/losses *                             (103)             -              (263)                  -
       Foreign currency translation
         adjustments                                   -              1                12                   9
                                              -------------------------------  ------------------------------------
     Total                                       $   117        $   603           $   923           $   1,197
                                              ===============================  ====================================

     * The change in net unrealized derivative gains/losses for the six months ended June 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $120 million in net unrealized losses. At June 30, 2001, $263 million of net after-tax losses were recorded in other comprehensive income on the consolidated balance sheet; this is compared with $160 million at March 31, 2001. The increase during the second quarter is primarily related to interest rate derivatives used as cash flow hedges. These losses will be recognized in earnings during the terms of the derivative contracts at the same time that the company realizes the benefits of lower market rates of interest on its funding activities.

5.   TAXES AND INTEREST

     Net income taxes paid during the six months ended June 30, 2001 and 2000 were approximately $377 million and $346 million, respectively. Interest paid during the six months ended June 30, 2001 and 2000 was approximately $1.4 billion and $1.7 billion, respectively.

     The decrease in the company's effective tax rate for the three and six-month periods ended June 30, 2001, as compared to the three and six-month periods ended June 30, 2000, is due to the company's higher proportion of nontaxable earnings relative to pretax income.


6.   EARNINGS PER SHARE

     The computations of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 2001 and 2000 are as follows:

     (in millions, except per                          Three Months Ended                     Six Months Ended
     share amounts)                                         June 30,                              June 30,
                                                ---------------------------------    -----------------------------------
                                                      2001      2000                       2001       2000
                                                ---------------------------------    -----------------------------------
    Numerator: Net income                        $    178        $    740              $     716         $  1,396

    Denominator:
    Denominator for basic EPS -
      weighted-average shares                       1,321           1,328                  1,322            1,330
    Effect of dilutive securities:
      Stock Options, Restricted
        Stock Awards                                   15              33                     18               31
                                                ---------------------------------    -----------------------------------
    Denominator for diluted EPS                     1,336           1,361                  1,340            1,361
                                                ---------------------------------    -----------------------------------
    Basic EPS                                    $   0.13        $   0.56              $    0.54         $   1.05
                                                ---------------------------------    -----------------------------------
    Diluted EPS                                  $   0.13        $   0.54              $    0.53         $   1.03
                                                ---------------------------------    -----------------------------------


7.   SEGMENT INFORMATION

     The following tables present three and six-month results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at Travel Related Services, and include provisions for losses and benefits for annuities, insurance and investment certificate products of American Express Financial Advisors (AEFA). AEFA's revenues include the effect of $826 million and $1.0 billion of losses from the write down and sale of certain high-yield securities for the three and six-month periods ended June 30, 2001, respectively.

     NET REVENUES                                  Three Months Ended                      Six Months Ended
       (MANAGED BASIS)                                  June 30,                                June 30,
                                          --------------------------------------  -------------------------------------
     (in millions)                              2001                2000                2001               2000
                                          --------------------------------------  -------------------------------------
     Travel Related Services                 $  4,644           $  4,372             $  9,109            $  8,498
     American Express
       Financial Advisors                         162              1,081                  968               2,100
     American Express Bank                        159                151                  317                 301
     Corporate and Other                          (55)               (46)                (102)                (82)
                                          --------------------------------------  -------------------------------------
     Total *                                 $  4,910           $  5,558            $  10,292            $ 10,817
                                          ======================================  =====================================

     REVENUES (GAAP BASIS)                         Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,
                                          --------------------------------------  -------------------------------------
     (in millions)                               2001               2000                 2001               2000
                                          --------------------------------------  -------------------------------------
     Travel Related Services                 $  4,496           $  4,324             $  8,823            $  8,361
     American Express
       Financial Advisors                         667              1,541                1,949               3,047
     American Express Bank                        159                151                  317                 301
     Corporate and Other                          (55)               (46)                (102)                (82)
                                          --------------------------------------  -------------------------------------
     Total *                                 $   5,268          $  5,970             $ 10,987            $ 11,627
                                          ======================================  =====================================

     NET INCOME                                    Three Months Ended                       Six Months Ended
                                                        June 30,                                June 30,
                                          --------------------------------------  -------------------------------------
     (in millions)                               2001               2000                 2001               2000
                                          --------------------------------------  -------------------------------------
     Travel Related Services                   $  519             $  505             $  1,041             $   953
     American Express
       Financial Advisors                        (307)               275                 (256)                520
     American Express Bank                         12                  7                   21                  15
     Corporate and Other                          (46)               (47)                 (90)                (92)
                                          --------------------------------------  -------------------------------------
     Total *                                   $  178             $  740              $   716             $ 1,396
                                          ======================================  =====================================


   * Individual items may not add to consolidated totals due to rounding.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 2001 and the related consolidated statements of income for the three and six-month periods ended June 30, 2001 and 2000 and consolidated statements of cash flows for the six-month periods ended June 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 13, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001

The company's consolidated net income and diluted earnings per share (EPS) declined 76 percent and 49 percent in the three and six-month periods ended June 30, 2001, respectively. The company's return on equity was 18.2 percent. Consolidated net revenues on a managed basis declined 12 percent and 5 percent for the three and six-month periods ended June 30, 2001, reflecting the impact of a weaker economy and equity market declines, as well as pre-tax losses of $182 million in the first quarter of 2001 and $826 million in the second quarter of 2001 from the write-down and sale of certain high yield securities. The second quarter pre-tax charge of $826 million, which is included in "Interest and dividends" on the Consolidated Statements of Income, is comprised of:
$403 million to recognize the impact of higher default rate assumptions on certain structured investments; $344 million to write down lower-rated securities which the company plans to sell in connection with the company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $79 million to write down certain other investments to recognize losses incurred during the second quarter.

Excluding the high yield losses in both years, the company's net income would have been 6 percent below last year in the three-month period ended June 30, 2001 and down 3 percent for the six-month period ending June 30, 2001. EPS would have decreased 5 percent and 2 percent and net revenues would have increased 3 percent and 4 percent for the same periods. The increase in revenues, excluding high-yield losses, is due to an increase in cards in force, higher billed business volumes, larger loan balances and greater insurance premiums. These items were partially offset by lower management and distribution fees, lower spreads on AEFA's investment portfolio, and weaker travel revenues. Consolidated expenses increased for both periods due to larger provisions for losses, greater interest costs, and higher operating expenses which for the six-month period, include the effect of a $67 million expense increase due to an adjustment of Deferred Acquisition Costs (DACs) for variable insurance and annuity products made in the first quarter of 2001. These increases were partially offset by lower marketing costs, reengineering activities and expense control initiatives. The company believes it is on track to significantly exceed its reengineering goal of achieving at least $500 million of expense savings during 2001. However, in light of the charges discussed above and the charge the company expects to take in the quarter ending September 30, 2001, which is discussed below, the company no longer expects that EPS will grow in 2001 as compared with 2000.

In July 2001, the company announced that it intended to accelerate several major reengineering initiatives that were being planned for 2002. The costs associated with these additional initiatives are expected to be recognized in the third quarter as a restructuring charge of $310 million - $370 million. The charge would relate primarily to severance and related costs of eliminating 4,000 - 5,000 jobs.

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

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In 1999 and 2000, the company entered into agreements under which a third party purchased 29 million company common shares at an average purchase price of $50.41. During the term of the agreements, the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the thirdparty or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program. During the first six months of 2001, net settlements under the agreements resulted in the company issuing 9.7 million shares. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount, which resulted in 7.8 million shares being delivered to the company.

In the first six months of 2001, the company repurchased 6.4 million common shares at an average price of $43.56 per share under its share repurchase program. This is in addition to the 7.8 million shares delivered to the company during the first quarter as a result of the prepayment discussed above, resulting in a total of 14.2 million shares repurchased during the six-month period ended June 30, 2001.

Due to the negative capital generation impact of the high-yield losses discussed in the Consolidated Results of Operations section of the financial review, share repurchases for the remainder of 2001 will be reduced substantially. The resulting capital retained is expected to offset the negative impact of the high-yield losses by year end.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND
2000

                             STATEMENTS OF INCOME
                          (Unaudited, Managed Basis)

(Dollars in millions)


                                               Three Months Ended                             Six Months Ended
                                                  June 30,                                        June 30,
                                        ----------------------------- Percentage         ----------------------------- Percentage
                                           2001             2000        Inc/(Dec)          2001              2000       Inc/(Dec)
                                        -----------------------------------------        -----------------------------------------
Net Revenues:
  Discount Revenue                       $  2,007         $  1,949            3.0 %      $  3,931         $  3,754            4.7 %
  Net Card Fees                               420              411            2.2             842              816            3.2
  Lending:
    Finance Charge Revenue                  1,159              948           22.3           2,279            1,835           24.2
    Interest Expense                          408              385            6.1             837              717           16.7
                                         ---------------------------                     ---------------------------
      Net Finance Charge Revenue              751              563           33.4           1,442            1,118           29.0
  Travel Commissions and Fees                 427              507          (15.8)            845              945          (10.5)
  Travelers Cheque Investment Income          100               98            2.2             197              189            4.4
  Other Revenues                              939              844           11.2           1,852            1,676           10.4
                                         ---------------------------                     ---------------------------
        Total Net Revenues                  4,644            4,372            6.2           9,109            8,498            7.2
                                         ---------------------------                     ---------------------------
Expenses:
  Marketing and Promotion                     269              345          (22.1)            565              676          (16.4)
  Provision for Losses and Claims:
    Charge Card                               320              344           (7.3)            604              622           (3.0)
    Lending                                   564              332           69.7           1,065              668           59.5
    Other                                      25               28           (8.4)             49               57          (13.4)
                                         ---------------------------                     ---------------------------
      Total                                   909              704           29.0           1,718            1,347           27.6
  Charge Card Interest Expense                383              350            9.5             776              663           17.1
  Human Resources                           1,053            1,048            0.5           2,087            2,063            1.2
  Other Operating Expenses                  1,300            1,204            8.0           2,496            2,396            4.1
                                         ---------------------------                     ---------------------------
        Total Expenses                      3,914            3,651            7.2           7,642            7,145            6.9
                                         ---------------------------                     ---------------------------
Pretax Income                                 730              721            1.2           1,467            1,353            8.5
Income Tax Provision                          211              216           (2.4)            426              400            6.8
                                         ---------------------------                     ---------------------------
Net Income                                 $  519         $    505            2.8        $  1,041         $    953            9.2
                                         ===========================                     ===========================

TRAVEL RELATED SERVICES

                       SELECTED STATISTICAL INFORMATION
                        --------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)


                                            Three Months Ended                        Six Months Ended
                                                 June 30,                                 June 30,
                                       -------------------------- Percentage     -------------------------- Percentage
                                            2001          2000    Inc/(Dec)          2001           2000    Inc/(Dec)
                                       ----------------------------------------  ----------------------------------------
Total Cards in Force (millions):
  United States                              34.6           32.5         6.6%          34.6           32.5         6.6%
  Outside the United States                  19.7           16.9        16.1           19.7           16.9        16.1
                                       ---------------------------                ---------------------------
     Total                                   54.3           49.4         9.9           54.3           49.4         9.9
                                       ===========================                ===========================
Basic Cards in Force (millions):
   United States                             26.9           25.3         6.3           26.9           25.3         6.3
   Outside the United States                 15.0           12.9        16.1           15.0           12.9        16.1
                                       ---------------------------                ---------------------------
     Total                                   41.9           38.2         9.6           41.9           38.2         9.6
                                       ===========================                ===========================
Card Billed Business:
   United States                        $    58.8      $    55.8         5.3      $   114.4      $   106.4         7.4
   Outside the United States                 18.5           18.7        (0.7)          36.9           36.4         1.5
                                       ---------------------------                ---------------------------
     Total                              $    77.3      $    74.5         3.8      $   151.3      $   142.8         5.9
                                       ===========================                ===========================

Average Discount Rate (A)                   2.67%          2.69%           -          2.68%          2.70%           -
Average Basic Cardmember
   Spending (dollars) (A)               $   1,986      $   2,085        (4.7)     $   3,920      $   4,069        (3.7)
Average Fee per Card -
   Managed (dollars) (A)                $      34      $      36        (5.6)     $      34      $      36        (5.6)

Non-Amex Brand (B):
   Cards in Force (millions)                  0.7            0.6         9.6            0.7            0.6         9.6
   Billed Business                      $     0.8      $     0.7        17.0      $     1.6      $     1.3        29.1

Travel Sales                            $     4.9      $     6.2       (20.4)     $    10.0      $    11.7       (15.0)
Travel Commissions and Fees/Sales (C)        8.7%           8.2%           -           8.5%           8.1%           -

Travelers Cheque:
   Sales                                $     6.5      $     6.7        (3.5)     $    11.5      $    11.8        (2.3)
   Average Outstanding                  $     6.5      $     6.5        (0.9)     $     6.3      $     6.3        (0.5)
   Average Investments                  $     6.5      $     6.2         5.8      $     6.4      $     6.1         5.8
   Tax Equivalent Yield                      9.0%           8.9%           -           9.0%           8.9%           -

Managed Charge Card Receivables:
   Total Receivables                    $    26.1      $    27.4        (4.7)     $    26.1      $    27.4        (4.7)
   90 Days Past Due as a % of Total          2.9%           2.4%           -           2.9%           2.4%           -
   Loss Reserves (millions)             $   1,034      $     986         4.8      $   1,034      $     986         4.8
     % of Receivables                        4.0%           3.6%           -           4.0%           3.6%           -
     % of 90 Days Past Due                   138%           153%           -           138%           153%           -
   Net Loss Ratio                           0.42%          0.36%           -          0.38%          0.35%           -

Managed U.S. Lending:
   Total Loans                          $    31.2      $    25.9        20.3      $    31.2      $    25.9        20.3
   Past Due Loans as a % of Total:
     30-89 Days                              1.9%           1.6%           -           1.9%           1.6%           -
     90+ Days                                1.0%           0.8%           -           1.0%           0.8%           -
   Loss Reserves (millions):
     Beginning Balance                  $     907      $     689        31.5      $     820      $     672        22.0
       Provision                              495            268        84.4            921            553        66.5
       Net Charge-Offs/Other                 (443)          (271)       62.9           (782)          (539)       45.1
                                       ---------------------------                ---------------------------
     Ending Balance                     $     959      $     686        39.8      $     959      $     686        39.8
                                       ===========================                ===========================
     % of Loans                              3.1%           2.6%           -           3.1%           2.6%           -
     % of Past Due                           107%           109%           -           107%           109%           -
   Average Loans                        $    30.3      $    25.2        19.9      $    29.6      $    24.4        21.3
   Net Write-Off Rate                        5.7%           4.4%           -           5.4%           4.5%           -
   Net Interest Yield                        8.6%           7.4%           -           8.5%           7.6%           -


(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.

TRAVEL RELATED SERVICES

Travel Related Services' (TRS) net income rose 3 percent and 9 percent for the three and six-month periods ended June 30, 2001, respectively, compared with a year ago. Net revenues increased 6 percent and 7 percent for the same periods, reflecting growth in loans, higher billed business, and additional cards in force, which was partially offset by lower travel revenues.

The improvement in discount revenue for the three and six-month periods ended June 30, 2001, compared with a year ago, is the result of higher billed business, reflecting a 10 percent increase in cards in force, partly offset by lower spending per Cardmember and a decline in the average discount rate in both periods. The growth in billed business, which was substantially slower than in recent periods, reflects the continued slowdown in corporate spending on travel and entertainment, particularly in the second quarter when corporate Cardmember billings exhibited a mid-single digit decline from the prior year. In the U.S. the consumer card business exhibited high single digit growth and small business services rose in the mid single digits for the three-month period compared with a year ago. U.S. cards in force increased 7 percent as U.S. card acquisitions during the three-month period reflected somewhat more selective consumer card and small business services activities in light of current economic conditions. The company expects growth in cards in force to moderate during the second half of 2001 due in part to the slower economy. Outside the U.S., cards in force rose 16 percent, with continued strong proprietary card growth and network card results. For the three and six-month periods ended June 30, 2001, average spending per basic Cardmember decreased 5 percent and 4 percent, respectively, compared to a year ago, reflecting the dilutive effect of prior multiple quarters of strong card growth and weaker current economic conditions. The average discount rate declined for the three and six-month periods as compared to a year ago from the cumulative impact of stronger than average growth in the lower rate retail and other "everyday spend" merchant categories and relatively weaker travel and entertainment spending. The U.S. lending net interest yield increased from year ago levels for both the three and six-month periods, due to a smaller percentage of loan balances on introductory rates and a benefit from declining interest rates throughout the first half of the year. Other revenues increased for both periods, reflecting higher fee income.

The provision for losses on the lending portfolio grew for the three and six-month periods ended June 30, 2001 as a result of an increase in U.S. lending write-off rates, higher volumes, and additions to reserves in the second quarter to reflect the company's expectation that the economy will remain weak into 2002. Charge Card interest expense rose for both periods as a result of a higher effective cost of funds and higher volumes. Marketing and promotion expenses were lower in both periods as certain marketing efforts were scaled back in light of the weaker business environment. Human resource and other operating expenses rose 5 percent and 3 percent for the three and six-month periods ended June 30, 2001, respectively, as progress on reengineering and other cost-control efforts helped restrain growth in these expenses. Excluding a gain in the second quarter of 2000 on the sale of the leisure travel activities of Havas Voyages in France, human resource and other operating expenses rose moderately versus last year.

TRAVEL RELATED SERVICES

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized pretax gains of $84 million ($55 million after-tax) and $80 million ($52 million after-tax) in the second quarters of 2001 and 2000, respectively, and $126 million ($82 million after-tax) and $115 million ($75 million after-tax) for the six months ended June 30, 2001 and 2000, respectively, related to the securitization of U.S. receivables. These gains were invested in card acquisition activities and had no material impact on Net Income or Total Expenses in any period. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.


(Dollars in millions)

                                                      Three Months Ended                      Three Months Ended
                                                        June 30, 2001                           June 30, 2000
                                              -------------------------------------   -------------------------------------
                                                  Managed Securitization  GAAP          Managed  Securitization   GAAP
                                                   Basis     Effect       Basis           Basis      Effect       Basis
                                              -------------------------------------   -------------------------------------
Net Revenues:
     Net Card Fees                              $     420   $    (16)   $      404     $     411    $      -    $     411
     Lending Net Finance Charge Revenue               751       (551)          200           563        (321)         242
     Other Revenues                                   939        419         1,358           844         273        1,117
     Total Net Revenues                             4,644       (148)        4,496         4,372         (48)       4,324
Expenses:
     Marketing and Promotion                          269         51           320           345          48          393
     Provision for Losses and Claims:
        Charge Card                                   320         (1)          319           344         (42)         302
        Lending                                       564       (218)          346           332        (162)         170
     Charge Card Interest Expense                     383          4           387           350         (55)         295
     Net Discount Expense                               -        (17)          (17)            -         131          131
     Other Operating Expenses                       1,300         33         1,333         1,204          32        1,236
     Total Expenses                                 3,914       (148)        3,766         3,651         (48)       3,603
Pretax Income                                   $     730   $      -    $      730     $     721    $      -    $     721
                                              -------------------------------------   -------------------------------------


                                                         Six Months Ended                      Six Months Ended
                                                           June 30, 2001                         June 30, 2000
                                               -------------------------------------   -------------------------------------
                                                Managed    Securitization     GAAP         Managed    Securitization  GAAP
                                                  Basis         Effect        Basis         Basis         Effect      Basis
                                               -------------------------------------   -------------------------------------
Net Revenues:
     Net Card Fees                               $    842   $     (16)   $     826      $    816    $       -    $     816
     Lending Net Finance Charge Revenue             1,442      (1,001)         441         1,118         (584)         534
     Other Revenues                                 1,852         731        2,583         1,676          447        2,123
     Total Net Revenues                             9,109        (286)       8,823         8,498         (137)       8,361
Expenses:
     Marketing and Promotion                          565          76          641           676           69          745
     Provision for Losses and Claims:
        Charge Card                                   604         (36)         568           622          (79)         543
        Lending                                     1,065        (432)         633           668         (322)         346
     Charge Card Interest Expense                     776         (40)         736           663         (108)         555
     Net Discount Expense                               -          96           96             -          257          257
     Other Operating Expenses                       2,496          50        2,546         2,396           46        2,442
     Total Expenses                                 7,642        (286)       7,356         7,145         (137)       7,008
Pretax Income                                    $  1,467   $       -   $    1,467      $  1,353    $       -    $   1,353
                                               -------------------------------------   -------------------------------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                       ----------------------------------
                            (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)


                                        June 30,         December 31,        Percentage          June 30,         Percentage
                                         2001               2000              Inc/(Dec)           2000             Inc/(Dec)
                                  ----------------     ----------------   ----------------   ----------------   ----------------
Accounts Receivable, net            $       28.8          $       29.6            (2.7) %      $       26.2           9.8  %
Travelers Cheque Investments        $        7.1          $        6.5             9.9         $        6.7           5.7
U.S. Loans                          $       16.9          $       17.4            (3.2)        $       15.4           9.7
Total Assets                        $       71.4          $       71.4            (0.1)        $       62.8          13.7
Travelers Cheques Outstanding       $        6.9          $        6.1            12.0         $        6.9          (0.5)
Short-term Debt                     $       31.3          $       36.7           (14.8)        $       27.9          12.5
Long-term Debt                      $        6.3          $        3.3            91.4         $        3.2          95.2
Total Liabilities                   $       64.7          $       64.8            (0.3)        $       56.8          13.8
Total Shareholder's Equity          $        6.7          $        6.6             2.3         $        6.0          12.4
Return on Average Equity*                  32.0%                 33.0%               -                32.2%             -
Return on Average Assets**                  3.0%                  3.0%               -                 3.0%             -

* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133. The company adopted SFAS No. 133 on January 1, 2001.

** Computed based on the past twelve months of net income and excludes the effect on Total Assets of SFAS No. 115 and SFAS No. 133 to the extent that they directly affect Shareholder's Equity.



In the first and second quarters of 2001, the American Express Credit Account Master Trust (the Trust) securitized $1.0 billion and $2.7 billion of loans, respectively, through the public issuance of investor certificates. In the second quarter of 2001, $1.0 billion of investor certificates that were issued by the Trust in 1996 matured, resulting in $1.7 billion of net additional securitizations during the quarter. The securitized assets consist primarily of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products.

It is expected that the Trust will securitize an additional $650 million of loans in August 2001.

During the second quarter of 2001, in conjunction with the company's adoption of SFAS No. 140, TRS reinstated approximately $2.9 billion of Charge Card receivables and a commensurate amount of long-term debt to the balance sheet. See Note 2, "Accounting Developments," for further information.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000

                             STATEMENTS OF INCOME
                              --------------------
                                  (Unaudited)

(Dollars in millions)

                                                Three Months Ended                          Six Months Ended
                                                     June 30,                                   June 30,
                                            ----------------------  Percentage        ----------------------  Percentage
                                                  2001      2000    Inc/(Dec)             2001        2000    Inc/(Dec)
                                            ----------------------------------        ----------------------------------
Net Revenues:
   Investment Income                        $     (246)   $     592           -  %      $      122   $  1,164       (89.5)  %
   Management and Distribution Fees                623          701       (11.3)             1,261      1,389        (9.3)
   Other Revenues                                  290          248        16.8                566        494        14.6
                                             -------------------------                   -----------------------
      Total Revenues                               667        1,541       (56.8)             1,949      3,047       (36.0)
   Provision for Losses and Benefits:
      Annuities                                    255          254         0.2                492        513        (4.1)
      Insurance                                    152          138        10.3                309        277        11.7
      Investment Certificates                       98           68        43.6                180        157        14.3
                                             -------------------------                   -----------------------
         Total                                     505          460         9.6                981        947         3.6
                                             -------------------------                   -----------------------
      Net Revenues                                 162        1,081       (85.0)               968      2,100       (53.9)
                                             -------------------------                   -----------------------
Expenses:
   Human Resources                                 496          528        (6.0)             1,044      1,026         1.8
   Other Operating Expenses                        174          156        10.8                361        322        11.9
                                             -------------------------                   -----------------------
      Total Expenses                               670          684        (2.2)             1,405      1,348         4.2
                                             -------------------------                   -----------------------
Pretax (Loss) Income                              (508)         397           -               (437)       752           -
Income Tax (Benefit) Provision                    (201)         122           -               (181)       232           -
                                             -------------------------                   -----------------------
Net (Loss) Income                           $     (307)   $     275           -         $     (256)   $   520           -
                                             =========================                   =======================

AMERICAN EXPRESS FINANCIAL ADVISORS

                                  (Unaudited)



(Dollars in millions, except where indicated)


                                                        Three Months Ended                      Six Months Ended
                                                             June 30,                               June 30,
                                                   --------------------------- Percentage       ------------------------ Percentage
                                                       2001           2000    Inc/(Dec)             2001       2000      Inc/(Dec)
                                                   --------------------------------------       -----------------------------------
Life Insurance in Force (billions)                 $    102.3      $    93.8         9.1  %      $    102.3   $   93.8         9.1 %
Deferred Annuities in Force (billions)             $     43.5      $    48.3       (10.0)        $     43.5   $   48.3       (10.0)
Assets Owned, Managed or
    Administered (billions):
    Assets Managed for Institutions                $     54.3      $    56.1        (3.2)        $     54.3   $   56.1        (3.2)
    Assets Owned, Managed or Administered
       for Individuals:
       Owned Assets:
           Separate Account Assets                       28.9           36.5       (20.8)              28.9       36.5       (20.8)
           Other Owned Assets                            41.6           39.9         4.1               41.6       39.9         4.1
                                                   ----------------------------                  ------------------------
                Total Owned Assets                       70.5           76.4        (7.8)              70.5       76.4        (7.8)
       Managed Assets                                   104.0          119.6       (13.1)             104.0      119.6       (13.1)
       Administered Assets                               33.0           34.1        (3.1)              33.0       34.1        (3.1)
                                                   ----------------------------                  ------------------------
           Total                                   $    261.8      $   286.2        (8.5)        $    261.8   $  286.2        (8.5)
                                                   ============================                  ========================

Market Appreciation (Depreciation) During
    the Period:
    Owned Assets:
       Separate Account Assets                     $    1,248      $ (2,301)            -        $   (3,956)  $     31           -
       Other Owned Assets                          $      229      $    (90)            -        $      837   $   (210)          -
    Total Managed Assets                           $    4,552      $ (6,488)            -        $  (12,105)  $    532           -

Cash Sales:
    Mutual Funds                                   $    8,394      $  10,376       (19.1)        $   18,284   $ 22,503       (18.8)
    Annuities                                           1,588          1,566         1.4              2,969      2,928         1.4
    Investment Certificates                             1,017            871        16.7              1,970      1,706        15.5
    Life and Other Insurance Products                     233            219         6.3                477        455         4.8
    Institutional                                       1,265          1,557       (18.8)             3,772      3,108        21.4
    Other                                               1,058            661        60.2              3,012      1,235           #
                                                   ----------------------------                  ------------------------
Total Cash Sales                                   $   13,555      $  15,250       (11.1)        $   30,484   $ 31,935        (4.5)
                                                   ============================                  ========================

Number of Financial Advisors                           11,646         11,486         1.4             11,646     11,486         1.4
Fees from Financial Plans and
    Advice Services                                $     29.7      $    23.9        24.5        $      57.3   $   50.1        14.2
Percentage of Total Sales from Financial
    Plans and Advice Services                           72.3%          66.1%           -              72.6%      66.5%

# Denotes variance of more than 100%.

AMERICAN EXPRESS FINANCIAL ADVISORS

American Express Financial Advisors' (AEFA) reported net losses of $307 million and $256 million for the three and six-month periods ended June 30, 2001, respectively, compared with net income of $275 million and $520 million a year ago. Net revenues decreased 85 percent and 54 percent for the same periods. These declines reflect pre-tax losses of $182 million ($132 million after-tax) in the first quarter of 2001 and $826 million ($537 million after-tax) in the second quarter of 2001 related to the write-down and sale of certain high yield securities and the reduction of the risk profile within the investment portfolio. Excluding losses in the high yield sector for both years, earnings were down 22 percent and 25 percent for the three and six-month periods and net revenues decreased 11 percent and 8 percent for the same periods. The declines also reflect continued weakness in equity markets and narrower spreads on the investment portfolio, reflecting the lagging benefit of lower interest rates. Although the company expects investment spreads to improve as a result of lower interest rates, it does not expect such improvement to occur until later in 2001 due to the loss of yield related to the investment portfolio rebalancing process. As a result of equity market weakness, management and distribution fees fell 11 percent and 9 percent in the three and six-month periods ending June 30, 2001. Other revenues rose in both periods as a result of higher insurance premiums and financial planning and advice service fees. Gross investment income declined 141 percent and 89 percent in the three and six-month periods due to the losses cited above, reflecting deterioration in the high yield bond sector, as well as generally lower average investment yield in both periods. Included in investment income for both periods is the effect of a decrease in the value of options hedging outstanding stock market certificates, which was offset in the certificate provision. Annuity product provisions were flat in the three month period ending June 30, 2001 and lower in the six-month period due to smaller inforce levels which offset a higher accrual rate. Insurance premiums rose in both periods due to higher inforce levels and accrual rates. Certificate provisions increased in both periods as higher inforce levels and the effect on the stock market certificate product of depreciation last year in the S&P 500, were partially offset by lower accrual rates.

Total expenses fell 2 percent in the three-month period ended June 30, 2001, and increased 4 percent in the six-month period. Total expenses for the six-month period include a $67 million adjustment made in the first quarter of this year to the amortization of Deferred Acquisition Costs (DAC)* for variable insurance and annuity products as a result of the steep decline in equity markets ($39 million was recorded in human resources expenses, $28 million was included in other operating expenses). Excluding the DAC adjustment, total expenses for the six-month period were flat versus last year. Human resources expenses declined 6 percent and 2 percent (excluding the DAC adjustment) for the three and six-month periods reflecting lower field force compensation-related expenses due to relatively slow advisor growth and the impact of lower volumes on advisor compensation, as well as the benefits of reengineering and cost containment initiatives within the home office. The total advisor force of 11,646 increased by 160 from June 30, 2000 but was down 406 from March 31, 2001 and down 1,017 from year end. The sequential declines in advisors reflect reduced recruiting activities, as AEFA fine tunes the advisor platform dynamics, and higher termination rates due to the weaker environment and proactive efforts to weed out unproductive advisors. In light of current challenging market conditions, AEFA expects to continue to contain advisor growth in coming quarters to ensure overall field force costs are appropriately controlled and advisor production is maximized. Other operating expenses increased 11 percent and 3 percent (excluding the DAC adjustment) for the three and six-month periods. The 11 percent three-month period increase reflects a relatively low level of expenses last year.

* DACs are the costs of acquiring new businesses, which are deferred and amortized according to a schedule that reflects a number of factors, the most significant of which are the anticipated profits and persistency of the product. The amortization schedule must be adjusted periodically to reflect changes in those factors.

AMERICAN EXPRESS FINANCIAL ADVISORS

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                       ----------------------------------
                                  (Unaudited)
(Dollars in billions)


                                        June 30,       December 31,    Percentage       June 30,      Percentage
                                         2001             2000         Inc/(Dec)         2000          Inc/(Dec)
                                     ------------     ------------   ------------    ------------    ------------
Investments                           $     32.0      $      30.5           5.1  %   $      30.0         6.7  %
Separate Account Assets               $     28.9      $      32.3         (10.8)     $      36.5       (20.8)
Total Assets                          $     70.5      $      73.6          (4.2)     $      76.4        (7.8)
Client Contract Reserves              $     32.1      $      31.4           2.1      $      31.0         3.3
Total Liabilities                     $     65.9      $      69.2          (4.7)     $      72.4        (9.1)
Total Shareholder's Equity            $      4.6      $       4.4           3.6      $       4.0        13.7
Return on Average Equity*                   5.4%            22.6%             -            23.1%           -

* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133. The company adopted SFAS No. 133 on January 1, 2001.


Separate account assets and liabilities decreased mainly due to market depreciation.

In July 2001, American Express Financial Advisors received a capital contribution of $490 million from American Express Company (Parent company).

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000


                             STATEMENTS OF INCOME
                              --------------------
                                  (Unaudited)
(Dollars in millions)


                                                   Three Months Ended                        Six Months Ended
                                                        June 30,                                  June 30,
                                                 ----------------------- Percentage      ----------------------- Percentage
                                                    2001       2000       Inc/(Dec)            2001       2000    Inc/(Dec)
                                                 ---------------------------------       ---------------------------------
Net Revenues:
    Interest Income                              $    182    $    183       (0.2)%        $  370    $   366        1.1 %
    Interest Expense                                  110         120       (7.7)            233        238       (1.9)
                                                 ---------------------                   ---------------------
       Net Interest Income                             72          63       14.0             137        128        6.7
    Commissions and Fees                               51          56       (9.4)            103        108       (4.9)
    Foreign Exchange Income & Other Revenue            36          32       12.7              77         65       19.0
                                                 ---------------------                   ---------------------
       Total Net Revenues                             159         151        5.0             317        301        5.2
                                                 ---------------------                   ---------------------
Expenses:
    Human Resources                                    62          65       (4.0)            125        131       (4.8)
    Other Operating Expenses                           65          69       (6.9)            130        138       (5.5)
    Provision for Losses                               14           7          #              30         15          #
                                                 ---------------------                   ---------------------
       Total Expenses                                 141         141       (0.3)            285        284        0.4
                                                 ---------------------                   ---------------------
Pretax Income                                          18          10       83.7              32         17       83.8
Income Tax Provision                                    6           3          #              11          2          #
                                                 ---------------------                   ---------------------
Net Income                                       $     12    $      7       59.1          $   21    $    15       39.0
                                                 =====================                   =====================

# Denotes variance of more than 100%.


                       SELECTED STATISTICAL INFORMATION
                        --------------------------------
                                  (Unaudited)
(Dollars in billions)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                 June 30,
                                          ----------------------- Percentage      ----------------------- Percentage
                                              2001       2000     Inc/(Dec)             2001       2000    Inc/(Dec)
                                          ---------------------------------       ---------------------------------
Assets Managed */ Administered            $    11.1   $    9.8        14.0  %        $   11.1    $   9.8     14.0 %
Assets of Non-Consolidated Joint
    Ventures                              $     2.0   $    2.3       (14.0) %        $    2.0    $   2.3    (14.0)%


*   Includes assets managed by American Express Financial Advisors.

AMERICAN EXPRESS BANK

American Express Bank (AEB) reported net income of $12 million and $21 million for the three and six months ended June 30, 2001, respectively, compared with net income of $7 million and $15 million in the same periods a year ago. Results for both periods reflect strong performance in Personal Financial Services, lower funding costs and lower operating expenses as a result of AEB's reengineering efforts. These were partially offset by higher provisions for losses due to higher Personal Financial Services loan balances, and, for the six-month period, a first quarter increase in non-performing corporate loans. Both periods were also affected by lower revenue from Corporate Banking as AEB continues to shift its focus to Personal Financial Services and Private Banking.

AMERICAN EXPRESS BANK

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                       ----------------------------------
                                  (Unaudited)

 (Dollars in billions, except where indicated)


                                                 June 30,        December 31,  Percentage      June 30,    Percentage
                                                   2001             2000        Inc/(Dec)        2000       Inc/(Dec)
                                                -----------     -----------    -----------    -----------  -----------
Total Assets                                    $     12.3      $     11.4         7.5  %    $     11.0        11.1  %
Total Liabilities                               $     11.5      $     10.7         7.9       $     10.3        11.3
Total Shareholder's Equity (millions)           $      767      $      754         1.7       $      707         8.5
Return on Average Assets*                            0.30%           0.26%           -            0.21%           -
Return on Average Common Equity**                     5.2%            4.4%           -             3.7%           -
Total Loans                                     $      5.5      $      5.3         3.1       $      5.1         7.9
Total Non-performing Loans (millions)           $      159      $      137        16.7       $      174        (8.4)
Other Non-performing Assets (millions)          $        4      $       24       (81.7)      $       36       (88.1)
Reserve for Credit Losses (millions)***         $      130      $      153       (15.0)      $      187       (30.3)
Loan Loss Reserves as a
    Percentage of Total Loans                         2.3%            2.6%           -             3.3%           -
Deposits                                        $      8.5      $      8.0         6.4       $      8.2         3.5
Risk-Based Capital Ratios:
    Tier 1                                           10.4%           10.1%           -            10.3%           -
    Total                                            11.1%           11.4%           -            11.9%           -
Leverage Ratio                                        5.8%            5.9%           -             5.8%           -

*    Computed based on the past twelve months of net income and excludes the effect on Total Assets of SFAS No. 115 and SFAS No. 133 to the extent that they affect Shareholder's Equity. The Company adopted SFAS No. 133 on
     January 1, 2001.

**   Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS
     No. 115 and SFAS No. 133.

***  Allocation (millions):
     Loans                                      $      126      $      137                   $      166
     Other Assets, primarily derivatives                 3              14                           16
     Other Liabilities                                   1               2                            5
                                                ----------      ----------                   ----------
     Total Credit Loss Reserves                 $      130      $      153                   $      187
                                                ===========     ===========                 ===========

AEB had loans outstanding of $5.5 billion at June 30, 2001, up from $5.3 billion at December 31, 2000, and $5.1 billion at June 30, 2000. The increase since June 30, 2000 resulted from an $800 million increase in consumer and private banking loans ($1.0 billion excluding the effect of asset sales and securitizations in the consumer loan portfolio), including the transfer of $200 million of collateralized loans from Corporate Banking. This was partially offset by a $600 million decrease in Corporate Banking loans. The increase since December 31, 2000 resulted primarily from a $500 million increase in consumer and private banking loans ($700 million excluding the effect of asset sales and securitizations in the consumer loan portfolio), including the $200 million transfer discussed above, partially offset by a $500 million decrease in Corporate Banking loans. As of June 30, 2001, consumer and private banking loans comprised 53% of total loans versus 41% at December 31, 2000 and 37% at June 30, 2000.

Total non-performing loans of $159 million at June 30, 2001 were up from $137 million at December 31, 2000 and down from $174 million at June 30, 2000. The decline from June 30, 2000 is a result of decreases within the

Corporate Banking business, reflecting loan payments and write-offs, mainly in Indonesia, partially offset by net downgrades of the risk status of various loans. The increase since December 31, 2000 is consistent with AEB's strategy to wind down Corporate Banking activities while growing the consumer lending business.

As presented in the table below, there are banking activities other than loans, such as forward contracts, various contingencies and market placements, which added approximately $7.6 billion to AEB's credit exposures at June 30, 2001, compared with $7.4 billion at December 31, 2000 and $7.2 billion at June 30, 2000. Of the $7.6 billion of additional exposures at June 30, 2001, $5.3 billion were relatively less risky cash and securities related balances.

                             AMERICAN EXPRESS BANK
                        EXPOSURES BY COUNTRY AND REGION
                                  (UNAUDITED)

(Dollars in billions)

                                                                           Net
                                                                        Guarantees                 6/30/01        12/31/00
                                                           FX and          and                      Total          Total
Country                                       Loans     Derivatives    Contingents     Other*     Exposure**     Exposure**
--------------------------------------    -----------   ------------  ------------- -----------  ------------  -------------

Hong Kong                                    $   1.0             -     $     0.1     $    0.1     $     1.1    $     0.7
Indonesia                                        0.1             -             -            -           0.1          0.3
Singapore                                        0.5             -           0.1          0.1           0.6          0.7
Korea                                            0.2             -             -          0.3           0.5          0.4
Taiwan                                           0.2             -             -          0.1           0.2          0.3
Japan                                              -             -             -          0.1           0.1          0.1
Other                                              -             -             -          0.1           0.2          0.2
                                          -----------   ------------  ------------- -----------  ------------  -----------
      Total Asia/Pacific Region**                1.9             -           0.2          0.7           2.9          2.9
                                          -----------   ------------  ------------- -----------  ------------  -----------
Chile                                            0.2             -             -          0.1           0.4          0.3
Brazil                                           0.3             -             -          0.1           0.4          0.3
Mexico                                             -             -             -            -           0.1          0.1
Peru                                               -             -             -            -             -          0.1
Argentina                                          -             -             -            -           0.1          0.1
Other                                            0.3             -           0.2          0.1           0.6          0.5
                                          -----------   ------------  ------------- -----------  ------------  -----------
      Total Latin America**                      0.9     $     0.1           0.3          0.3           1.5          1.4
                                          -----------   ------------  ------------- -----------  ------------  -----------
India                                            0.3             -           0.1          0.3           0.7          0.7
Pakistan                                         0.1             -             -          0.1           0.2          0.3
Other                                            0.1             -             -          0.1           0.2          0.2
                                          -----------   ------------  ------------- -----------  ------------  -----------
      Total Subcontinent**                       0.4             -           0.1          0.6           1.1          1.2
                                          -----------   ------------  ------------- -----------  ------------  -----------
Egypt                                            0.2             -             -          0.2           0.4          0.5
Other                                            0.2             -             -            -           0.2          0.2
                                          -----------   ------------  ------------- -----------  ------------  -----------
      Total Middle East & Africa**               0.3             -           0.1          0.2           0.6          0.7
                                          -----------   ------------  ------------- -----------  ------------  -----------
      Total Europe                               1.6           0.1           0.5          2.6           4.8          4.5

      Total North America                        0.3             -           0.3          1.5           2.1          2.1
                                          -----------   ------------  ------------- -----------  ------------  -----------
Total Worldwide**                            $   5.5     $     0.2     $     1.4     $    5.9     $    13.1    $    12.7
                                          ===========   ============  ============= ===========  ============  ===========

*  Includes cash, placements and securities.

** Individual items may not add to totals due to rounding.

Note: Includes cross-border and local exposure and does not net local funding or liabilities against any local exposure.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $46 million and $90 million for the three and six months ended June 30, 2001, respectively, compared with net expenses of $47 million and $92 million in the same periods a year ago. Results for the second quarter last year include an investment gain that was offset by expenses related to business building initiatives during the quarter. The six-month results for both years include a preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to business building initiatives in both years.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.

The company will adopt the new rule on accounting for goodwill and other intangible assets as of January 1, 2002. The company is currently evaluating the provisions of the new rules and has not yet determined what the effect of these tests will be on earnings and the financial position of the company. The impact on the company's net income in 2000 and the first six months of 2001 from goodwill amortization was $82 million ($106 million pretax) and $39 million ($50 million pretax).

Forward-looking Statements

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

Fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management and distribution fees received based on those assets; potential deterioration in the high-yield sector and other investment areas, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's new platform structure for financial advisors, including the ability to increase advisor productivity, moderate the growth of new advisors and create efficiencies in the infrastructure; AEFA's ability to effectively manage the economics in selling a growing volume of non-proprietary products to clients; investment performance in AEFA's mutual fund business;

the success and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented at the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing, relocating certain functions to lower cost overseas locations, moving internal and external functions to the internet to save costs and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; increasing competition in all of the company's major businesses; fluctuations in interest rates, which impacts the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect commercial lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's 10-K Annual Report for the fiscal year ending December 31, 2000 and its other reports filed with the Securities and Exchange Commission.

                           PART II. OTHER INFORMATION

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

On May 15, 2001 the United States District Court for the State of Minnesota filed its Findings of Fact and Conclusions of Law concerning Class Action Settlement and entered into its Final Order and Judgment approving Class Action Settlement. On May 16, 2001 the District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin filed its Findings of Fact and Conclusions of law concerning class action settlement and on May 24, 2001 such order and judgment was entered approving Class Action Settlement. Subsequent appeals were filed in the United States Court of Appeals for the 8th Circuit and the Minnesota Court of Appeals. All appeals have been dismissed. A motion to amend or alter judgment was denied by the Federal and State courts. The State court entered a second judgment on July 24, 2001, which is subject to appeal.

The matter described above was previously reported in the Company's Form 10-Q for the quarter ended March 31, 2001.

The matter described below was previously reported in the Company's Form 10-K for the year ended December 31, 2000.

On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS
FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 was commenced in U.S. District Court, District of Minnesota, Fourth Division. The original named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 through March 22, 2000. The Complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The Complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding the Company's Employee Benefits Administration Committee as a defendant.

In August, 2001, the parties entered into a settlement agreement, which is subject to Court approval and certain other conditions. If approved, the Company would pay $15,000,000 into a settlement fund for full resolution of the case. If approved as proposed, the settlement would not have any impact on the Company's net income.

Item 4.   Submission of Matters to a Vote of Security Holders

     For information relating to the matters voted upon at the Company's annual meeting for shareholders held on April 23, 2001, see Item 4 on page 28 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001, which is incorporated herein by reference.


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

            Form 8-K, dated April 23, 2001, Item 5, announcing the election of Kenneth Chenault as the Company's Chairman and Chief Executive Officer.

            Form 8-K, dated April 24, 2001, Item 5, announcing the Company's (and three of its subsidiaries') renegotiation of their committed credit line facilities.

            Form 8-K, dated July 18, 2001, Item 5, announcing the Company's expectation relating to its second quarter earnings, reflecting the write-down of high yield securities and reduction in risk profile of investment portfolio, and the Company's intention to take a restructuring charge in its third quarter.

            Form 8-K, dated July 23, 2001, Items 5 and 7, reporting the Company's earnings for the quarter ended June 30, 2001 and including a Second Quarter Earnings Supplement.

            Form 8-K, dated July 23, 2001, Item 5, announcing the Company's election of Charlene Barshefsky and Peter R. Dolan to its Board of Directors.

            Form 8-K, dated August 1, 2001, Item 9, reporting certain information from presentations to the financial community on August 1, 2001 by Ken Chenault, Chairman and Chief Executive Officer of the Company, and Jim Cracchiolo, Group President, Global Financial Services and Chairman and Chief Executive Officer of American Express Financial Advisors.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   AMERICAN EXPRESS COMPANY
                                   ------------------------
                                        (Registrant)



 Date: August 13, 2001         By /s/ Gary L. Crittenden
 -----------------------         ------------------------
                                   Gary L. Crittenden
                                   Executive Vice President and
                                   Chief Financial Officer


 Date: August 13, 2001            /s/ Thomas A. Iseghohi
 -----------------------         -----------------------
                                   Thomas A. Iseghohi
                                   Senior Vice President and Comptroller
                                   (Chief Accounting Officer)

                                  EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly Report:


Exhibit                  Description
-------                  -----------

12          Computation in Support of Ratio of Earnings to Fixed Charges.

15          Letter re Unaudited Interim Financial Information.