Form 10-Q
period 2001-09-30
AMERICAN EXPRESS CO
filed 2001-11-14
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the Transition Period from ________________________ to __________________

                         Commission file number 1-7657


                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)


           NEW YORK                                     13-4922250
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                      Identification No.)


WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY          10285
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code       (212) 640-2000

                                      NONE
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  CLASS                        OUTSTANDING AT OCTOBER 31, 2001
Common Shares (par value $.20 per share)             1,334,220,197 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

Part I.     Financial Information:

            Consolidated Statements of Income - Three months ended September 30, 2001 and 2000           1

            Consolidated Statements of Income - Nine months ended September 30, 2001 and 2000            2

            Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                       3

            Consolidated Statements of Cash Flows - Nine months ended September 30, 2001 and
            2000                                                                                         4

            Notes to Consolidated Financial Statements                                                5-10

            Independent Accountants' Review Report                                                      11

            Management's Discussion and Analysis of Financial Condition and Results of
            Operations                                                                               12-33

Part II.    Other Information                                                                           34

                         PART I--FINANCIAL INFORMATION

                           AMERICAN EXPRESS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in millions, except per share amounts)
                                  (Unaudited)

                                                                                                     Three Months Ended
                                                                                                       September 30,
                                                                                           ------------------------------------
                                                                                                2001                  2000
                                                                                           --------------        --------------
Revenues:
    Discount revenue                                                                       $        1,870        $        1,963
    Interest and dividends, net                                                                       736                   858
    Management and distribution fees                                                                  595                   700
    Net card fees                                                                                     423                   418
    Travel commissions and fees                                                                       358                   433
    Other commissions and fees                                                                        600                   611
    Cardmember lending net finance charge revenue                                                     222                   232
    Life and other insurance premiums                                                                 173                   145
    Other                                                                                             747                   621
                                                                                           --------------        --------------
       Total                                                                                        5,724                 5,981
                                                                                           --------------        --------------

Expenses:
    Human resources                                                                                 1,540                 1,657
    Provisions for losses and benefits:
       Annuities and investment certificates                                                          313                   343
       Life insurance, international banking and other                                                247                   182
       Charge card                                                                                    284                   236
       Cardmember lending                                                                             302                   267
    Interest                                                                                          385                   352
    Marketing and promotion                                                                           327                   396
    Occupancy and equipment                                                                           398                   372
    Professional services                                                                             413                   374
    Communications                                                                                    125                   133
    Restructuring charge                                                                              326                     -
    Disaster recovery charge                                                                           90                     -
    Other                                                                                             620                   640
                                                                                           --------------        --------------
       Total                                                                                        5,370                 4,952
                                                                                           --------------        --------------

Pretax income                                                                                         354                 1,029
Income tax provision                                                                                   56                   292
                                                                                           --------------        --------------

Net income                                                                                 $          298        $          737
                                                                                           ==============        ==============

Earnings Per Common Share:
       Basic                                                                               $         0.23        $         0.56
                                                                                           ==============        ==============
       Diluted                                                                             $         0.22        $         0.54
                                                                                           ==============        ==============

Average common shares outstanding for earnings per common share (millions):
       Basic                                                                                        1,324                 1,326
                                                                                           ==============        ==============
       Diluted                                                                                      1,335                 1,361
                                                                                           ==============        ==============

Cash dividends declared per common share                                                   $         0.08        $         0.08
                                                                                           ==============        ==============

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY

                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in millions, except per share amounts)
                                   (Unaudited)

                                                                                                     Nine Months Ended
                                                                                                       September 30,
                                                                                           ------------------------------------
                                                                                                2001                  2000
                                                                                           --------------        --------------
Revenues:
    Discount revenue                                                                       $        5,801        $        5,717
    Interest and dividends, net                                                                     1,360                 2,490
    Management and distribution fees                                                                1,856                 2,089
    Net card fees                                                                                   1,248                 1,234
    Travel commissions and fees                                                                     1,203                 1,378
    Other commissions and fees                                                                      1,823                 1,729
    Cardmember lending net finance charge revenue                                                     662                   766
    Life and other insurance premiums                                                                 490                   425
    Other                                                                                           2,268                 1,781
                                                                                           --------------        --------------
       Total                                                                                       16,711                17,609
                                                                                           --------------        --------------

Expenses:
    Human resources                                                                                 4,859                 4,968
    Provisions for losses and benefits:
       Annuities and investment certificates                                                          985                 1,013
       Life insurance, international banking and other                                                638                   532
       Charge card                                                                                    852                   778
       Cardmember lending                                                                             935                   613
    Interest                                                                                        1,159                   997
    Marketing and promotion                                                                           997                 1,182
    Occupancy and equipment                                                                         1,164                 1,100
    Professional services                                                                           1,200                 1,079
    Communications                                                                                    388                   388
    Restructuring charge                                                                              326                     -
    Disaster recovery charge                                                                           90                     -
    Other                                                                                           1,870                 1,964
                                                                                           --------------        --------------
       Total                                                                                       15,463                14,614
                                                                                           --------------        --------------

Pretax income                                                                                       1,248                 2,995
Income tax provision                                                                                  234                   862
                                                                                           --------------        --------------

Net income                                                                                 $        1,014        $        2,133
                                                                                           ==============        ==============

Earnings Per Common Share:
       Basic                                                                               $         0.77        $         1.61
                                                                                           ==============        ==============
       Diluted                                                                             $         0.76        $         1.57
                                                                                           ==============        ==============

Average common shares outstanding for earnings per common share (millions):
       Basic                                                                                        1,323                 1,328
                                                                                           ==============        ==============
       Diluted                                                                                      1,338                 1,361
                                                                                           ==============        ==============

Cash dividends declared per common share                                                   $         0.24        $         0.24
                                                                                           ==============        ==============

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                                  (millions)
                                  (Unaudited)

                                                                                            September 30,          December 31,
ASSETS                                                                                           2001                  2000
                                                                                           --------------        --------------
Cash and cash equivalents                                                                  $        9,860        $        8,487
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
       2001, $1,026; 2000, $809                                                                    23,765                25,067
     Other receivables, less reserves:
       2001, $105; 2000, $123                                                                       4,508                 5,476
Investments                                                                                        45,291                43,747
Loans:
     Cardmember lending, less reserves:
       2001, $771; 2000, $650                                                                      19,063                19,855
     International banking, less reserves:
       2001, $144; 2000, $137                                                                       5,411                 5,207
     Other, net                                                                                     1,084                 1,026
Separate account assets                                                                            24,349                32,349
Deferred acquisition costs                                                                          3,645                 3,574
Land, buildings and equipment - at cost, less
     accumulated depreciation: 2001, $2,520; 2000, $2,219                                           2,716                 2,506
Other assets                                                                                        5,865                 7,129
                                                                                           --------------        --------------
     Total assets                                                                          $      145,557        $      154,423
                                                                                           ==============        ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                                        $       13,075        $       13,870
Travelers Cheques outstanding                                                                       6,624                 6,127
Accounts payable                                                                                    7,052                 7,495
Insurance and annuity reserves:
     Fixed annuities                                                                               19,409                19,417
     Life and disability policies                                                                   4,868                 4,681
Investment certificate reserves                                                                     8,309                 7,348
Short-term debt                                                                                    30,808                36,030
Long-term debt                                                                                      7,158                 4,711
Separate account liabilities                                                                       24,349                32,349
Other liabilities                                                                                  11,177                10,211
                                                                                           --------------        --------------
     Total liabilities                                                                            132,829               142,239
                                                                                           --------------        --------------

Guaranteed preferred beneficial interests in the company's junior subordinated
     deferrable interest debentures                                                                   500                   500

Shareholders' equity:
     Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,336 million shares in 2001 and 1,326
        million shares in 2000                                                                        267                   265
     Capital surplus                                                                                5,473                 5,439
     Retained earnings                                                                              6,230                 6,198
     Other comprehensive income, net of tax:
       Net unrealized securities gains (losses)                                                       754                  (145)
       Net unrealized derivatives losses                                                             (445)                    -
       Foreign currency translation adjustments                                                       (51)                  (73)
                                                                                           --------------        --------------
     Accumulated other comprehensive income (loss)                                                    258                  (218)
                                                                                           --------------        --------------
       Total shareholders' equity                                                                  12,228                11,684
                                                                                           --------------        --------------
     Total liabilities and shareholders' equity                                            $      145,557        $      154,423
                                                                                           ==============        ==============

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                                        Nine Months Ended
                                                                                                           September 30,
                                                                                           ------------------------------------
                                                                                                     2001                  2000
                                                                                                     ----                  ----
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                                 $        1,014        $        2,133
Adjustments to reconcile net income to net cash provided by operating activities:
        Provisions for losses and benefits                                                          2,411                 1,980
        Depreciation, amortization, deferred taxes and other                                        1,206                   323
        Restructuring charge                                                                          326                     -
        Disaster recovery charge                                                                       90                     -
        Changes in operating assets and liabilities, net of
         effects of acquisitions and dispositions:
           Accounts receivable and accrued interest                                                   478                  (729)
           Other assets                                                                               905                  (445)
           Accounts payable and other liabilities                                                  (1,940)                1,846
        Increase in Travelers Cheques outstanding                                                     497                   359
        Increase in insurance reserves                                                                165                   153
                                                                                           --------------        --------------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                                           5,152                 5,620
                                                                                           ---------------       --------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                                 8,360                 2,096
Maturity and redemption of investments                                                              4,796                 4,699
Purchase of investments                                                                           (14,092)               (6,289)
Net decrease (increase) in Cardmember loans/receivables                                               983                (7,434)
Cardmember loans/receivables sold to trust, net                                                     2,715                 3,373
Proceeds from repayment of loans                                                                   19,239                17,717
Issuance of loans                                                                                 (18,669)              (17,730)
Purchase of land, buildings and equipment                                                            (568)                 (700)
Sale of land, buildings and equipment                                                                  13                    28
(Acquisitions)/Dispositions, net of cash acquired/sold                                               (161)                  213
                                                                                           --------------        --------------

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                                 2,616                (4,027)
                                                                                           --------------        --------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                                                       (783)                1,769
Sale of annuities and investment certificates                                                       4,248                 4,309
Redemption of annuities and investment certificates                                                (3,536)               (4,313)
Net (decrease) increase in debt with maturities of three months or less                            (3,416)                5,507
Issuance of debt                                                                                    8,376                 7,255
Principal payments on debt                                                                        (10,122)              (13,625)
Issuance of American Express common shares                                                             71                   190
Repurchase of American Express common shares                                                         (626)                 (958)
Dividends paid                                                                                       (320)                 (313)
                                                                                           --------------        --------------

NET CASH USED IN FINANCING ACTIVITIES                                                              (6,108)                 (179)
                                                                                           --------------        --------------

Effect of exchange rate changes on cash                                                              (287)                   74
                                                                                           --------------        --------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                                           1,373                 1,488

Cash and cash equivalents at beginning of period                                                    8,487                 7,471
                                                                                           --------------        --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $        9,860        $        8,959
                                                                                           ==============        ==============

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

     Cardmember lending net finance charge revenue is presented net of interest expense of $236 million and $272 million for the third quarter of 2001 and 2000, respectively, and $780 million and $761 million for the nine months ended September 30, 2001 and 2000, respectively. Interest and dividends is presented net of interest expense of $105 million and $146 million for the third quarter of 2001 and 2000, respectively, and $364 million and $419 million for the nine months ended September 30, 2001 and 2000, respectively, related primarily to the company's international banking operations.

     At September 30, 2001 and December 31, 2000, cash and cash equivalents included $0.9 billion and $1.2 billion, respectively, segregated in special bank accounts for the benefit of customers.

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

2.   ACCOUNTING DEVELOPMENTS

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 133

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

     STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 140

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

     Effective April 1, 2001, the company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," a replacement of SFAS No. 125. This Statement establishes accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities, as well as the recognition and reclassification of collateral. SFAS No. 140 did not materially impact the company's securitized U.S. Cardmember loans. The company's Charge Card receivables securitization structure did not meet certain sale criteria of SFAS 140. As a result, effective beginning in the second quarter, this structure is accounted for as secured borrowings by the special purpose subsidiary that purchases Charge Card receivables, as well as by Centurion Bank. Approximately $2.9 billion of Charge Card receivables and a commensurate amount of long-term debt were reinstated to the applicable balance sheets. While the Charge Card receivables and associated long-term debt reappeared on the consolidated financial statements, these securitized assets of the special purpose subsidiary and Centurion Bank are not available to creditors of the company and are not the assets of the company, and the company has no liability for securities issued by the securitization trusts. The impact of this adoption on results of operations, as well as on capital requirements, was immaterial.

3.   RESTRUCTURING CHARGE

     During the third quarter of 2001, the company incurred a restructuring charge of $352 million ($232 million after-tax). $26 million of the pretax charge is included in "Provisions for losses and benefits - Life insurance, international banking and other" on the Consolidated Statements of Income, and relates to plans to further scale back AEB's corporate lending activities in parts of Asia, Latin America and Europe. The pretax charge includes $184 million for severance relating to the elimination of approximately 6,100 jobs. It also includes $168 million of other charges, including the $26 million of provision previously discussed, asset impairment charges and other exit costs relating to the exit of certain locations, and currency translation losses previously recorded in shareholder's equity. As of September 30, 2001, the company has a liability of $257 million for the expected future cash outlays related to this charge. The pretax charge and employee reductions by operating segment are as follows:

        (Dollars in
         millions)                 Restructuring Charge
                                   --------------------         Employee
                               Pretax          After-tax       Reductions
                             ------------    -------------    -------------
        TRS                      $195             $127            4,700
        AEFA                       62               41              900
        AEB                        84               57              400
        Corporate & Other          11                7              100
                             --------        ---------        ---------
        Total                    $352             $232            6,100
                             ========        =========        =========

4.   DISASTER RECOVERY CHARGE

     As a result of the terrorist attacks on September 11, 2001, the company incurred a $90 million ($59 million after-tax) disaster recovery charge. This charge mainly includes provisions for credit exposures to travel industry service establishments and insurance claims. $79 million of the pretax charge was incurred by the Travel Related Services segment, while $11 million was incurred by American Express Financial Advisors. In addition to the pretax charge, the company waived approximately $8 million of finance charges and late fees.

5.   INVESTMENT SECURITIES

     The following is a summary of investments at September 30, 2001 and December 31, 2000:


     (in millions)                                                          September 30, 2001             December 31, 2000
                                                                          ---------------------          ---------------------
     Held to Maturity, at amortized cost
        (fair value: 2001, $0; 2000, $8,486)                                     $             -                  $     8,404
     Available for Sale, at fair value
        (cost: 2001, $39,857; 2000, $31,301)                                              41,069                       31,052
     Investment mortgage loans (fair
        value: 2001, $4,263; 2000, $4,178)                                                 4,020                        4,097
     Trading                                                                                 202                          194
                                                                           ---------------------          -------------------
          Total                                                                  $        45,291                  $    43,747
                                                                           =====================          ====================

     During the first and second quarters of 2001, the company recognized pretax losses of $182 million and $826 million, respectively, from the write-down and sale of certain high-yield securities. These losses are included in "Interest and dividends" on the Consolidated Statements of Income. The second quarter pretax charge of $826 million is comprised of: $403 million to recognize the impact of higher default rate assumptions on certain structured investments; $344 million to write down lower-rated securities (most of which were sold in the third quarter of 2001) in connection with the company's decision to lower its risk profile by reducing the level of its high-yield portfolio, allocating holdings toward stronger credits, and reducing the concentration of exposure to individual companies and industry sectors; and $79 million to write down certain other investments to recognize losses incurred during the second quarter.

     Early in the fourth quarter of 2001, the company placed a majority of its rated Collateralized Debt Obligation (CDO) securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $905 million into a securitization trust. In return, the company received $120 million in cash (excluding transaction expenses) relating to sales to investors, and retained interests with allocated book amounts aggregating $785 million. An immaterial amount of realized losses relating to the CDOs designated for this transaction was recorded as of September 30, 2001.

6.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives (pursuant to SFAS No. 133) and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2001 and 2000 were as follows:

                                                   Three Months Ended                 Nine Months Ended
                                                     September 30,                      September 30,
                                             -------------------------------  ------------------------------------
     (in millions)                              2001           2000                  2001             2000
                                             -----------  ------------------  ---------------  -------------------
     Net income                               $  298         $  737               $ 1,014          $ 2,133
     Change in:
       Net unrealized securities
         gains/losses                            441            181                   899              (27)
       Net unrealized derivative
         gains/losses*                          (182)             -                  (445)               -
       Foreign currency translation
         adjustments**                            10             19                    22               27
                                             -----------  ------------------  ---------------  -------------------
     Total                                    $  567         $  937               $ 1,490          $ 2,133
                                             ===========  ==================  ===============  ===================

     * The change in net unrealized derivative gains/losses for the nine months ended September 30, 2001 includes the January 1, 2001 SFAS No. 133 transition effect of $120 million in net unrealized losses. At September 30, 2001, $445 million of net after-tax losses were recorded in other comprehensive income on the consolidated balance sheet. The increase during the nine-month period is primarily related to interest rate derivatives used as cash flow hedges. These losses will be recognized in earnings during the terms of the derivative contracts at the same time that the company realizes the benefits of lower market rates of interest on its funding activities.

     ** The change in foreign currency translation adjustments for the three and nine months ended September 30, 2001 includes the reversal of $24 million of currency translation losses as a result of the third quarter 2001 restructuring charge. See Note 3 to the consolidated financial statements for further details.

7.   TAXES AND INTEREST

     Net income taxes paid during the nine months ended September 30, 2001 and 2000 were approximately $470 million and $567 million, respectively. Interest paid during the nine months ended September 30, 2001 and 2000 was approximately $1.9 billion and $2.7 billion, respectively.

     The decrease in the company's effective tax rate for the three and nine-month periods ended September 30, 2001, as compared to the three and nine-month periods ended September 30, 2000, is due to the company's higher proportion of nontaxable earnings relative to pretax income.

8.   EARNINGS PER SHARE

     The computations of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 2001 and 2000 are as follows:

     (in millions, except per                       Three Months Ended                    Nine Months Ended
     share amounts)                                   September 30,                         September 30,
                                             ---------------------------------    -----------------------------------
                                                     2001            2000                   2001             2000
                                             -------------  ------------------    ---------------  ------------------

     Numerator: Net income                     $      298      $      737            $     1,014      $     2,133

     Denominator:
     Denominator for basic EPS -
       weighted-average shares                      1,324           1,326                  1,323            1,328
     Effect of dilutive securities:
       Stock Options, Restricted
         Stock Awards and other                        11              35                     15               33
                                             -------------  ------------------    ---------------  ------------------
     Denominator for diluted EPS                    1,335           1,361                  1,338            1,361
                                             -------------  ------------------    ---------------  ------------------
     Basic EPS                                 $     0.23      $     0.56            $      0.77      $      1.61
                                             -------------  ------------------    ---------------  ------------------
     Diluted EPS                               $     0.22      $     0.54            $      0.76      $      1.57
                                             -------------  ------------------    ---------------  ------------------

9.   SEGMENT INFORMATION

     The following tables present three and nine-month results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at Travel Related Services, and include provisions for losses and benefits for annuities, insurance and investment certificate products of American Express Financial Advisors (AEFA). AEFA's revenues for the nine-month period include the effect of $182 million and $826 million of losses from the write down and sale of certain high-yield securities in the first and second quarters of 2001, respectively.

     NET REVENUES                               Three Months Ended                      Nine Months Ended
       (MANAGED BASIS)                             September 30,                          September 30,
                                       --------------------------------------  -------------------------------------
     (in millions)                         2001               2000                  2001              2000
                                       -------------  -----------------------  --------------  ---------------------
     Travel Related Services            $ 4,466            $ 4,400              $ 13,575           $ 12,898
     American Express
       Financial Advisors                   908              1,052                 1,876              3,153
     American Express Bank                  165                146                   481                447
     Corporate and Other                    (61)               (44)                 (162)              (127)
                                       -------------  -----------------------  --------------  ---------------------
     Total                              $ 5,478            $ 5,554              $ 15,770           $ 16,371
                                       =============  =======================  ==============  =====================


     REVENUES (GAAP BASIS)                      Three Months Ended                      Nine Months Ended
                                                   September 30,                          September 30,
                                       --------------------------------------  -------------------------------------
     (in millions)                         2001               2000                 2001               2000
                                       -------------  -----------------------  --------------  ---------------------
     Travel Related Services            $ 4,228            $ 4,339              $ 13,051           $ 12,701
     American Express
       Financial Advisors                 1,392              1,540                 3,341              4,588
     American Express Bank                  165                146                   481                447
     Corporate and Other                    (61)               (44)                 (162)              (127)
                                       -------------  -----------------------  --------------  ---------------------
     Total                              $ 5,724            $ 5,981              $ 16,711           $ 17,609
                                       =============  =======================  ==============  =====================

     NET INCOME                                  Three Months Ended                      Nine Months Ended
                                                    September 30,                          September 30,
                                       --------------------------------------    -----------------------------------
     (in millions)                         2001               2000                  2001               2000
                                       -------------  -----------------------    ------------  ---------------------
     Travel Related Services             $  248              $ 507              $  1,289           $  1,460
     American Express
       Financial Advisors                   145                269                  (110)               790
     American Express Bank                  (43)                 7                   (22)                22
     Corporate and Other                    (52)               (46)                 (143)              (139)
                                       -------------  -----------------------   -------------  ---------------------
     Total                               $  298              $ 737              $  1,014           $  2,133
                                       =============  =======================   =============  =====================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 2001 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2001 and 2000 and consolidated statements of cash flows for the nine-month periods ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

New York, New York
November 13, 2001

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001

The company's consolidated net income declined 60 percent and 52 percent in the three and nine-month periods ended September 30, 2001, respectively. Diluted earnings per share (EPS) declined 59 percent and 52 percent. The company's return on equity was 14.2 percent. Results for the three-month period ended September 30, 2001 were negatively affected by two significant items: a previously announced restructuring charge of $352 million pretax, $232 million after-tax, and the impacts from the September 11th terrorist attacks.

The restructuring charge includes severance costs for the elimination of approximately 6,100 jobs and asset impairment and other costs, relating to the consolidation and reorganization of certain business units, the scale back of corporate lending in certain regions, the migration of certain processes to lower cost locations, the outsourcing of certain activities, and the transition of certain processing and service functions to the Internet. As of September 30, 2001, the company has a liability of $257 million for the expected future cash outlays related to this charge; the majority of these outlays are expected to occur over the next six months. The charge is further discussed within each operating segment's review of operations as well as in footnote 3 to the consolidated financial statements. These initiatives are expected to produce expense savings of approximately $325 million in 2002 and $360 million in 2003. A portion of these savings is expected to flow through to earnings in the form of improved operating expense margins and the remainder are expected to be reinvested back into high-growth areas of the company. The pretax charge, estimated cost savings and employee reductions by segment are as follows:

        (Dollars in                                                                                 Expected
         millions)                 Restructuring Charge                                           Cost Savings
                             -------------------------------          Employee           -------------------------------
                               Pretax          After-tax             Reductions              2002              2003
                             -----------    ----------------     --------------------    -----------       -------------
        TRS                      $195             $127                  4,700                $250              $260
        AEFA                       62               41                    900                  40                50
        AEB                        84               57                    400                  25                35
        Corporate & Other          11                7                    100                  10                15
                             --------       ----------           ------------            --------          --------
        Total                    $352             $232                  6,100                $325              $360
                             ========       ==========           ============            ========          ========

The September 11th terrorist attacks resulted in certain one-time costs and business interruption losses, including provisions related to credit exposures to travel industry service establishments, insurance claims, and waived finance charges and late fees. The combination of these items totaled $98 million pretax, $65 million after-tax. Excluding the restructuring charge and the September 11th items, net income declined 19 percent and 39 percent for the three and nine-month periods ended September 30, 2001. EPS declined 17 percent and 38 percent for the three and nine-month periods. The company's adjusted return on equity was 16.7 percent.

The company also incurred costs of approximately $42 million related to September 11th events, which are expected to be covered by insurance. Consequently, these costs did not impact the quarterly results. These include the cost of duplicate facilities and equipment associated with the relocation of the company's offices in lower Manhattan and certain other business recovery expenses. Costs associated with the damage to the company's offices, extra operating expenses and business interruption losses are still being evaluated. The company expects that a substantial portion of such costs and losses will be covered by insurance.

Included in the company's nine-month results ended September 30, 2001 is $182 million pretax, $132 million after-tax, recorded in the first quarter and $826 million pretax, $537 million after-tax, recorded in the second quarter, of losses related to the writedown and sale of certain high-yield securities and the reduction of the risk profile within the investment portfolio. Excluding high-yield losses from both years, and the restructuring and September 11th related charges mentioned above, the company's net income in the nine-month period would have been down 9 percent from a year ago, and EPS would have been down 6 percent. Consolidated net revenues on a managed basis declined 1 percent and 4 percent for the three and nine-month periods ended September 30, 2001, reflecting the continued impact of a weaker economy and equity market declines. Net revenues, adjusted for high-yield losses in both years, increased 2 percent for the nine-month period. The decrease in revenues, for the three month period reflects a decline in billed business volumes, lower spreads on AEFA's investment portfolio, decreased management and distribution fees, and significantly weaker travel revenues. These factors were partly offset by an increase in cards in force, larger loan balances and greater insurance premiums. The increase in adjusted revenues for the nine-month period reflects the same factors as the three-month period, except that billed business rose for the nine-month period. Consolidated expenses increased for both periods due to the restructuring and September 11th items mentioned above, larger provisions for losses, greater interest costs, and higher operating expenses. The higher operating expenses for the nine-month period include the effect of a $67 million expense increase due to an adjustment of Deferred Acquisition Costs (DACs) for variable insurance and annuity products made in the first quarter of 2001 as a result of the steep decline in equity markets. These increases were partially offset by lower marketing costs, a decline in human resource expenses, reengineering activities and expense control initiatives. In addition to the activities related to the restructuring charge, the company made strong progress on its global reengineering efforts initiated in the first half of the year, and as of September 30, 2001 had realized savings in excess of $700 million.

FOURTH QUARTER OUTLOOK

Given the continuing weak economic environment in general, the high level of uncertainty in the securities markets and the unpredictable effects of the September 11th terrorist attacks on consumer and corporate travel and spending and the economy overall, the company expects business volumes on a consolidated basis to continue to be weak for at least the remainder of 2001. If these trends continue, the company expects that, compared with the prior year, consolidated revenues and net income, as well as those in the TRS and AEFA business segments, will continue to be materially adversely impacted for at least the remainder of the year. In addition, in light of the current business conditions and the weak economic outlook, the company continues to reassess its costs and infrastructure, which it expects will result in further job reductions in the near and intermediate term.

TRAVEL RELATED SERVICES (TRS) While billed business volumes have partially rebounded from the initial weeks following September 11th, billings continued to show declines of approximately 10 percent in the month of October as compared with the comparable prior year period, on continued weakness within the travel and entertainment categories. In addition, provisions and other credit-related exposures are expected to show the pressure of additional deterioration in credit trends in light of increasing unemployment and the overall industry environment, and the natural effect of the maturation process for loans added over the past few years. In contrast, human resource expenses should reflect continued reengineering benefits, and interest rates should again be a positive factor in results.

AMERICAN EXPRESS FINANCIAL ADVISORS (AEFA) The market environment will continue to be a critical factor in AEFA's results; equity markets have been volatile since September 11th and are expected to remain so for at least the balance of the year. Overall sales and financial planning levels deteriorated after the September 11th terrorist attacks and remained weak in October. Also, investment portfolio yield pressures should remain in light of the company's previous decision to lower its risk profile by rebalancing its high-yield portfolio. However, as in TRS, continued reengineering benefits should partially offset the impacts of the current economic environment.

                                ***************

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


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In 1999 and 2000, the company entered into agreements under which a third party purchased 29 million company common shares at an average purchase price of $50.41. During the term of the agreements, the company will periodically issue shares to or receive shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. At maturity in five years, the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. These agreements, which partially offset the company's exposure from its stock option program, are separate from the company's previously authorized share repurchase program. During the first nine months of 2001, net settlements under the agreements resulted in the company issuing 20.3 million shares. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount, which resulted in 7.8 million shares being delivered to the company.

In the first nine months of 2001, the company repurchased 6.4 million common shares at an average price of $43.56 per share under its share repurchase program. This is in addition to the 7.8 million shares delivered to the company during the first quarter as a result of the prepayment discussed above, resulting in a total of 14.2 million shares repurchased during the nine-month period ended September 30, 2001.

Due to the negative capital generation impact of the third quarter 2001 restructuring and disaster recovery charges, as well as the first and second quarter high-yield losses, discussed in the Consolidated Results of Operations section of the financial review, no share repurchases are anticipated for the remainder of 2001.

In September 2001, the company issued $500 million of 5.5% Fixed Rate Notes, which are due to mature in September 2006.

Subsequent to the terrorist attacks of September 11th, the company's A+ and its subsidiaries' credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on the company and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. In their statements, the rating agencies indicated that while the company has significant financial resources to address short-term business volume disruptions, if business volumes remained depressed for an extended period, its credit ratings would be under pressure.

During the fourth quarter of 2001, the company completed a transaction that placed a large portion of its rated Collateralized Debt Obligation (CDO) securities into a securitization trust. The transaction has the following consequences (See Note 5 to the Consolidated Financial Statements for further details):

   - It pools the performance of 44 separate CDO securities, allowing recognition of the investment return related to the overall performance of the portfolio. The ability to evaluate future cash flows at the portfolio level, rather than on a security-by-security basis, should increase the predictability of future performance; and

   - It monetizes a small portion of the CDO securities by selling notes in this structure to third-party investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             STATEMENTS OF INCOME
                          (Unaudited, Managed Basis)

(Dollars in millions)
                                                   Three Months Ended                             Nine Months Ended
                                                     September 30,                                 September 30,
                                                ------------------------                    ------------------------
                                                                            Percentage                                  Percentage
                                                   2001           2000      Inc/(Dec)          2001           2000      Inc/(Dec)
                                                ----------  -------------  ------------     ------------  ------------  -----------
Net Revenues:
   Discount Revenue                             $ 1,870        $ 1,963             (4.8)%     $ 5,801        $ 5,717            1.5%
   Net Card Fees                                    423            420              0.5         1,265          1,236            2.3
   Lending:
     Finance Charge Revenue                       1,187          1,052             12.8         3,466          2,887           20.0
     Interest Expense                               358            429            (16.6)        1,195          1,146            4.2
                                               -----------  ----------                        ----------   ---------
        Net Finance Charge Revenue                  829            623             33.1         2,271          1,741           30.4
   Travel Commissions and Fees                      358            433            (17.4)        1,203          1,378          (12.7)
   Travelers Cheque Investment Income               103            103              -             300            292            2.7
   Other Revenues                                   883            858              2.9         2,735          2,534            7.9
                                               -----------  ----------                        ----------   ---------
          Total Net Revenues                      4,466          4,400              1.5        13,575         12,898            5.2
                                               -----------  ----------                        ----------   ---------

Expenses:
   Marketing and Promotion                          298            358            (16.9)          863          1,034          (16.6)
   Provision for Losses and Claims:
     Charge Card                                    284            273              3.9           888            896           (0.9)
     Lending                                        573            386             48.3         1,638          1,054           55.4
     Other                                           34             29             20.6            83             85           (2.0)
                                               -----------  ----------                        ----------  ----------
        Total                                       891            688             29.5         2,609          2,035           28.2
   Charge Card Interest Expense                     365            362              0.7         1,141          1,024           11.3
   Human Resources                                  987          1,017             (2.8)        3,074          3,080           (0.2)
   Other Operating Expenses                       1,335          1,254              6.4         3,831          3,652            4.9
   Restructuring Charge                             195              -                -           195              -              -
   Disaster Recovery Charge (A)                      79              -                -            79              -              -
                                               -----------  ----------                        ----------   ---------
          Total Expenses                          4,150          3,679             12.8        11,792         10,825            8.9
                                               -----------  ----------                        ----------   ---------
Pretax Income                                       316            721            (56.1)        1,783          2,073          (14.0)
Income Tax Provision                                 68            214            (68.0)          494            613          (19.3)
Net Income                                      $   248        $   507            (51.0)      $ 1,289        $ 1,460          (11.7)
                                               ===========  ==========                        ==========   =========

(A) Excludes approximately $8 million of waived finance charges and late fees.

TRAVEL RELATED SERVICES

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                      Three Months Ended                 Nine Months Ended
                                         September 30,                     September 30,
                                    ----------------------- Percentage  --------------------- Percentage
                                          2001        2000  Inc/(Dec)       2001        2000  Inc/(Dec)
                                    ------------  --------- ----------  ---------  ---------- ----------
Total Cards in Force (millions):
    United States                          34.7        32.9       5.5%      34.7        32.9        5.5%
    Outside the United States              20.2        17.5      14.9       20.2        17.5       14.9
                                     -----------  ----------            ---------  -----------
      Total                                54.9        50.4       8.8       54.9        50.4        8.8
                                     ===========  ==========            =========  ===========
Basic Cards in Force (millions):
    United States                          26.9        25.8       4.3       26.9        25.8        4.3
    Outside the United States              15.4        13.4      15.1       15.4        13.4       15.1
                                     -----------  ----------            ---------  -----------
      Total                                42.3        39.2       8.0       42.3        39.2        8.0
                                     ===========  ==========            =========  ===========
Card Billed Business:
    United States                      $   54.4   $    56.2      (3.3)  $  168.7   $   162.7        3.7
    Outside the United States              18.0        18.6      (3.2)      55.0        55.0       (0.1)
                                     -----------  ----------            ---------  -----------
      Total                            $   72.4   $    74.8      (3.2)  $  223.7   $   217.7        2.8
                                     ===========  ==========            =========  ===========
Average Discount Rate (A)                  2.67%       2.70%        -       2.67%       2.70%         -
Average Basic Cardmember
    Spending (dollars) (A)             $  1,846   $   2,041      (9.6)  $  5,767   $   6,112       (5.6)
Average Fee per Card -
    Managed (dollars) (A)              $     34   $      36      (5.6)  $     34   $      36       (5.6)

Non-Amex Brand (B):
    Cards in Force (millions)               0.7         0.6       5.9        0.7         0.6        5.9
    Billed Business                    $    0.9   $     0.8       9.9   $    2.5   $     2.1       21.5

Travel Sales                           $    3.9   $     5.4     (27.5)  $   13.9   $    17.1      (19.0)
Travel Commissions and Fees/Sales(C)        9.2%        8.0%        -        8.7%        8.1%         -
Travelers Cheque:
    Sales                              $    7.3   $     7.7      (4.6)  $   18.8   $    19.4       (3.2)
    Average Outstanding                $    6.8   $     6.9      (1.6)  $    6.5   $     6.5       (0.9)
    Average Investments                $    7.0   $     6.7       4.5   $    6.6   $     6.3        5.4
    Tax Equivalent Yield                    8.8%        8.8%        -        9.0%        8.8%         -

Managed Charge Card Receivables:
    Total Receivables                  $   24.8   $    28.1     (11.8)  $   24.8   $    28.1      (11.8)
    90 Days Past Due as a % of Total       3.0%        2.3%         -        3.0%        2.3%         -
    Loss Reserves (millions)           $  1,026   $     987       4.0   $  1,026   $     987        4.0
      % of Receivables                     4.1%        3.5%         -        4.1%        3.5%         -
      % of 90 Days Past Due                136%        152%         -        136%        152%         -
    Net Loss Ratio                        0.45%       0.37%         -       0.40%       0.36%         -

Managed U.S. Lending:
    Total Loans                        $   31.3   $    27.1      15.4   $   31.3   $    27.1       15.4
    Past Due Loans as a % of Total:
      30-89 Days                           2.2%        1.8%         -        2.2%        1.8%         -
      90+ Days                             1.0%        0.8%         -        1.0%        0.8%         -
    Loss Reserves (millions)
      Beginning Balance                $    959   $     686      39.8   $    820   $     672       22.0
         Provision                          493         328      50.3      1,414         881       60.5
         Net Charge-Offs/Other             (434)       (283)     53.3     (1,216)       (822)      47.9
                                     -----------  ----------            ---------  -----------
      Ending Balance                   $  1,018   $     731      39.3   $  1,018   $     731       39.3
                                     ===========  ==========            =========  ===========
      % of Loans                            3.3%        2.7%        -        3.3%        2.7%         -
      % of Past Due                         101%        103%        -   $    101%        103%         -
    Average Loans                      $   31.0   $    26.6      16.1   $   30.1   $    25.2       19.5
    Net Write-Off Rate                      5.6%        4.3%        -        5.5%        4.4%         -
    Net Interest Yield                      8.8%        7.8%        -        8.6%        7.6%         -

(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(c) Computed from information provided herein.

TRAVEL RELATED SERVICES

Travel Related Services' (TRS) net income fell 51 percent and 12 percent for the three and nine-month periods ended September 30, 2001, respectively, compared with a year ago. These results include a restructuring charge of $195 million pretax ($127 million after-tax) that was recorded in the three-month period ended September 30, 2001. The largest component of this charge is $128 million in severance costs for the elimination of approximately 4,700 jobs. The majority of these eliminations relate to accelerating the transition of business travel operations to the Internet, introducing new technology and consolidating facilities to allow for the further reduction of staffing levels in light of slower travel sales, primarily in the U.S. The severance also reflects the relocation or outsourcing of certain finance, operations, customer support and technology functions to lower-cost overseas locations and moving certain employee processing and service functions, including Human Resources processes, expense report processing and employee travel bookings, to the Internet. The remaining charge of $67 million is primarily related to lease and equipment abandonment costs, and other exit costs. Also included in the results are charges of $87 million pretax ($57 million after-tax) of one-time costs and waived finance charges and late fees directly related to the September 11th terrorist attacks. Excluding these costs and the restructuring charge, TRS' net income would have been down 15 percent and up 1 percent for the three and nine-month periods ended September 30, 2001, respectively. Net revenues increased 2 percent and 5 percent for the same periods, reflecting growth in loans and additional cards in force and, for the nine-month period, greater billed business. For the three-month period, these improvements were partly offset by lower billed business and lower travel sales.

Discount revenue declined 5 percent for the three-month period ended September 30, 2001 compared with a year ago and increased 1 percent for the nine-month period. The decline for the three-month period is a result of lower billed business, decreased spending per Cardmember, and a decline in the average discount rate, partially offset by a 9 percent increase in cards in force. The 1 percent increase for the nine-month period reflects the factors mentioned above, with the exception of billed business, which increased 3 percent over last year. Billed business declined 3 percent for the three-month period ended September 30, 2001 reflecting weakening economic conditions during the quarter and a substantial decrease in corporate travel and entertainment spending and consumer travel, particularly subsequent to the events of September 11th. U.S. billed business for the three-month period ended September 30, 2001 decreased 3 percent reflecting 3 percent growth within the consumer card business on 11 percent higher transaction volume, a slight decrease within small business services and a 19 percent decline within Corporate Services. Total billed business outside the U.S. was flat (excluding the impact of foreign exchange translation) on slight growth in Europe and Asia, offset by mid-single digit declines in Canada and Latin America. Non-travel and entertainment related volume categories continued to grow, but were offset by lower travel-related volumes. During the first eight months of 2001, non-travel and entertainment related volumes in the U.S. represented approximately 57 percent of total billed business and travel and entertainment related volumes were 43 percent. U.S. non-travel and entertainment related volumes were up 10 percent during the first two months of the three-month period, but were flat in September. U.S. travel and entertainment volumes were down 7 percent during the first two months and declined 34 percent in September. Airline related volume, which represented approximately 17 percent of U.S. billed business during the first eight months of 2001, declined approximately 28 percent as both the average airline charge and transaction volume were down double digits. During September, airline volumes were down approximately 50 percent. U.S. cards in force, which grew more slowly than in recent periods, increased 6 percent as the company rationalized acquisition spending given the current economic environment. Outside the U.S., cards in force rose 15 percent due to continued strong proprietary and network card growth. For the three and nine-month periods ended September 30, 2001, average spending per basic Cardmember decreased 10 percent and 6 percent, respectively, compared to a year ago, reflecting the weaker current economic conditions and the dilutive effect of multiple quarters of strong card growth. The average discount rate declined for the three and nine-month periods as compared to a year ago from the cumulative impact of stronger than average growth in the lower rate retail and other "everyday spend" merchant categories and significantly weaker travel and entertainment spending. Net finance charge revenue increased 33 percent and 30 percent for the three and nine-month periods ended September 30, 2001, respectively, due to higher volumes and wider yields. The U.S. lending net interest yield increased from last year for both the three and nine-month periods, due to a smaller percentage of loan balances on introductory rates and a benefit from declining interest rates throughout the first nine months of the year. Travel commissions and fees decreased 17 percent and 13 percent for the three and nine-month periods ended September 30, 2001. The three-month decline was due to a 28 percent contraction in travel sales due to the effects of the terrorist attacks on September 11th and the previously existing weaker corporate travel environment. Travel sales declined 35 percent in September. Other revenues increased for both periods, reflecting higher fee income.

The provision for losses on the lending portfolio grew for the three and nine-month periods ended September 30, 2001 as a result of an increase in U.S. lending write-off rates and delinquencies as well as higher volumes. Marketing and promotion expenses were lower in both periods as certain marketing efforts were scaled back in light of the weaker business environment. Human resource and other operating expenses rose 2 percent and 3 percent for the three and nine-month periods ended September 30, 2001, respectively, as progress on reengineering and other cost-control efforts and a lower average number of employees were partially offset by higher costs related to business growth, cardmember loyalty programs, and professional fees for outsourcing activities.

TRAVEL RELATED SERVICES

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS recognized pretax gains of $29 million ($19 million after-tax) and $26 million ($17 million after-tax) in the third quarters of 2001 and 2000, respectively, and $155 million ($101 million after-tax) and $142 million ($92 million after-tax) for the nine months ended September 30, 2001 and 2000, respectively, related to the securitization of U.S. receivables. These gains were invested in additional card acquisition activities and had no material impact on Net Income or Total Expenses in any period. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those income statement items that are affected by securitizations.

(Dollars in millions)

                                                       Three Months Ended                             Three Months Ended
                                                       September 30, 2001                             September 30, 2000
                                         -----------------------------------------       ------------------------------------------
                                          Managed       Securitization      GAAP           Managed      Securitization        GAAP
                                           Basis            Effect         Basis            Basis           Effect            Basis
                                         ----------  ----------------  -----------       -----------  ---------------  -------------
Net Revenues:
   Net Card Fees                         $     423   $          -        $     423       $    420        $      (2)      $      418
   Lending Net Finance Charge Revenue          829           (607)             222            623             (391)             232
   Other Revenues                              883            369            1,252            858              332            1,190
   Total Net Revenues                        4,466           (238)           4,228          4,400              (61)           4,339
Expenses:
   Marketing and Promotion                     298             16              314            358               15              373
   Provision for Losses and Claims:
     Charge Card                               284              -              284            273              (37)             236
     Lending                                   573           (271)             302            386             (119)             267
   Charge Card Interest Expense                365              4              369            362              (50)             312
   Net Discount Expense                          -              -                -              -              119              119
   Other Operating Expenses                  1,335             13            1,348          1,254               11            1,265
   Total Expenses                            4,150           (238)           3,912          3,679              (61)           3,618
Pretax Income                            $     316   $          -         $    316       $    721        $       -        $     721
                                        -----------  ----------------  -----------      ------------  ---------------  -------------

                                                      Nine Months Ended                               Nine Months Ended
                                                     September 30, 2001                               September 30, 2000
                                         -----------------------------------------       ------------------------------------------
                                             Managed    Securitization       GAAP          Managed      Securitization        GAAP
                                              Basis         Effect          Basis           Basis           Effect            Basis
                                         ----------  ----------------  -----------       -----------  ---------------   ------------
Net Revenues:
   Net Card Fees                         $   1,265    $       (16)        $  1,249       $  1,236        $      (2)      $    1,234
   Lending Net Finance Charge Revenue        2,271         (1,608)             663          1,741             (975)             766
   Other Revenues                            2,735          1,100            3,835          2,534              780            3,314
   Total Net Revenues                       13,575           (524)          13,051         12,898             (197)          12,701
Expenses:
   Marketing and Promotion                     863             92              955          1,034               85            1,119
   Provision for Losses and Claims:
     Charge Card                               888            (36)             852            896             (117)             779
     Lending                                 1,638           (703)             935          1,054             (441)             613
   Charge Card Interest Expense              1,141            (36)           1,105          1,024             (157)             867
   Net Discount Expense                          -             96               96              -              376              376
   Other Operating Expenses                  3,831             63            3,894          3,652               57            3,709
   Total Expenses                           11,792           (524)          11,268         10,825             (197)          10,628
Pretax Income                            $   1,783    $         -         $  1,783       $  2,073        $       -       $    2,073
                                        -----------  ----------------  ------------      -----------  ---------------  ------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                            (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)

                                      September 30,       December 31,         Percentage           September 30,     Percentage
                                          2001               2000              Inc/(Dec)               2000           Inc/(Dec)
                                   ------------------  -----------------   ----------------     ------------------  ----------------
Accounts Receivable, net             $        27.3       $        29.6                (8.0)%      $        27.9              (2.3)%
Travelers Cheque Investments         $         7.0       $         6.5                 7.8        $         6.5               7.4
U.S. Loans                           $        16.1       $        17.4                (7.7)       $        15.8               1.9
Total Assets                         $        69.2       $        71.4                (3.1)       $        67.0               3.3
Travelers Cheques Outstanding        $         6.6       $         6.1                 8.1        $         6.6               0.9
Short-term Debt                      $        32.3       $        36.7               (12.2)       $        32.2               0.3
Long-term Debt                       $         5.7       $         3.3                73.8        $         3.0              92.1
Total Liabilities                    $        62.6       $        64.8                (3.5)       $        60.7               3.1
Total Shareholder's Equity           $         6.6       $         6.6                 0.8        $         6.3               5.2
Return on Average Equity*                     27.0%               33.0%                  -                 32.6%                -
Return on Average Assets**                     2.6%                3.0%                  -                  3.0%                -

* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 And SFAS No. 133. The company adopted SFAS No. 133 On January 1, 2001.
** Computed based on the past twelve months of net income and excludes the effect on Total Assets of SFAS No. 115 And SFAS No. 133 to the extent that they directly affect Shareholder's Equity.

In the first, second and third quarters of 2001, the American Express
Credit Account Master Trust (the Trust) securitized $1.0 billion, $2.7 billion and $0.7 billion of loans, respectively, through the public issuance of investor certificates. In the second quarter of 2001, $1.0 billion of investor certificates that were previously issued by the Trust matured, resulting in $1.7 billion of net additional securitizations during that quarter. The securitized assets consist primarily of loans arising in a portfolio of designated consumer American Express credit card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products.


During the second quarter of 2001, in conjunction with the company's adoption of SFAS No. 140, TRS reinstated approximately $2.9 billion of Charge Card receivables and a commensurate amount of long-term debt to the balance sheet. (See Note 2, "Accounting Developments," for further information.) In the third quarter of 2001, $0.6 billion of investor certificates that were previously issued by the American Express Master Trust (the Master Trust) matured. In November 2001, the Master Trust securitized an additional $750 million of Charge Card receivables, which also remain on the balance sheet.

Travelers Cheque Investments increased, reflecting unrealized appreciation as a result of declining interest rates.

U.S. loans and related short-term debt declined from December 31, 2000, mainly reflecting lower billed business, as previously discussed.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                             STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in millions)
                                                   Three Months Ended                        Nine Months Ended
                                                     September 30,                             September 30,
                                                ------------------------       Percentage   -------------------------    Percentage
                                                   2001           2000         Inc/(Dec)         2001           2000     Inc/(Dec)
                                                ----------  --------------  -----------     ------------  ------------  -----------
Net Revenues:
   Investment Income                            $   490        $   582            (15.8)      $   612        $ 1,746          (64.9)
   Management and Distribution Fees                 595            700            (15.0)        1,856          2,089          (11.2)
   Other Revenues                                   307            258             18.5           873            753           15.9
                                               -----------  ----------                        ----------  ----------
     Total Revenues                               1,392          1,540             (9.7)        3,341          4,588          (27.2)
   Provision for Losses and Benefits:
     Annuities                                      242            253             (4.7)          734            767           (4.3)
     Insurance                                      171            146             17.3           480            422           13.6
     Investment Certificates                         71             89            (19.8)          251            246            2.0
                                               -----------  ----------                        ----------  ----------
        Total                                       484            488             (0.9)        1,465          1,435            2.0
                                               -----------  ----------                        ----------  ----------
     Net Revenues                                   908          1,052            (13.7)        1,876          3,153          (40.5)
                                               -----------  ----------                        ----------  ----------
Expenses:
   Human Resources                                  469            527            (11.0)        1,513          1,553           (2.5)
   Other Operating Expenses                         172            138             23.8           533            462           15.4
   Restructuring Charge                              62              -                -            62              -              -
   Disaster Recovery Charge                          11              -                -            11              -              -
                                               -----------  ----------                        ----------  ----------
     Total Expenses                                 714            665              7.2         2,119          2,015            5.2
                                               -----------  ----------                        ----------  ----------
Pretax Income (Loss)                                194            387            (49.8)         (243)         1,138              -
Income Tax Provision (Benefit)                       49            118            (58.4)         (133)           348              -
                                               -----------  ----------                        ----------  ----------
Net Income (Loss)                               $   145        $   269            (46.1)      $  (110)       $   790              -
                                               -----------  ----------                        ----------  ----------

AMERICAN EXPRESS FINANCIAL ADVISORS

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Dollars in millions, except where indicated)
                                                   Three Months Ended                          Nine Months Ended
                                                     September 30,                               September  30,
                                                --------------------------  Percentage      -------------------------- Percentage
                                                   2001           2000      Inc/(Dec)          2001         2000       Inc/(Dec)
                                                -----------  -------------  ------------    ------------  -----------  ------------
Life Insurance in Force (billions)              $   104.8      $    95.8            9.4       $   104.8    $    95.8           9.4
Deferred Annuities in Force (billions)          $    41.0      $    51.8          (20.8)      $    41.0    $    51.8         (20.8)
Assets Owned, Managed or
  Administered (billions):
   Assets Managed for Institutions              $    47.8      $    56.7          (15.6)      $    47.8    $    56.7         (15.6)
   Assets Owned, Managed or Administered
     for Individuals:
     Owned Assets:
        Separate Account Assets                      24.3           36.6          (33.6)           24.3         36.6         (33.6)
        Other Owned Assets                           42.5           40.6            4.7            42.5         40.6           4.7
                                                -----------  -----------                      ----------  -----------
          Total Owned Assets                         66.8           77.2          (13.5)           66.8         77.2         (13.5)
     Managed Assets                                  91.2          122.0          (25.3)           91.2        122.0         (25.3)
     Administered Assets                             28.6           38.0          (24.8)           28.6         38.0         (24.8)
                                                -----------  -----------                      ----------  -----------
        Total                                   $   234.4      $   293.9          (20.3)      $   234.4    $   293.9         (20.3)
                                                ===========  ===========                      ==========  ===========
Market Appreciation (Depreciation) During
   the Period:
   Owned Assets:
     Separate Account Assets                    $  (4,470)     $    (203)             #       $  (8,426)   $    (172)            #
     Other Owned Assets                         $     535      $     163              #       $   1,372    $     (47)            -
   Total Managed Assets                         $ (15,719)     $     (76)             #       $ (27,824)   $     456             -
Cash Sales:
   Mutual Funds                                 $   7,384      $  11,698          (36.9)      $  25,667    $  34,178         (24.9)
   Annuities                                        1,308          1,465          (10.8)          4,141        4,393          (5.8)
   Investment Certificates                            941            868            8.4           2,912        2,574          13.1
   Life and Other Insurance Products                  200            220           (8.7)            677          675           0.4
   Institutional                                      488          1,922          (74.6)          4,259        5,030         (15.3)
   Other                                            1,115            815           36.8           4,127        2,050         101.3
                                                -----------  -----------                      ----------  -----------
Total Cash Sales                                $  11,436      $  16,988          (32.7)      $  41,783    $  48,900         (14.6)
                                                ===========  ===========                      ==========  ===========
Number of Financial Advisors                       11,385         12,137           (6.2)         11,385       12,137          (6.2)

Fees from Financial Plans and
  Advice Services                               $    23.1      $    26.1          (11.4)      $    80.4    $    76.2           5.5
Percentage of Total Sales from Financial
   Plans and Advice Services                         72.4%          69.2%             -            72.6%        67.4%            -

#   Denotes a variance of more than 100%.

AMERICAN EXPRESS FINANCIAL ADVISORS

American Express Financial Advisors' (AEFA) reported net income of $145 million for the three-month period ended September 30, 2001 and a net loss of $110 million for the nine-month period. This is compared with net income of $269 million and $790 million for the three and nine-month periods a year ago. Included in these results is a third quarter 2001 restructuring charge of $62 million pretax, $41 million after-tax. Of the pretax charge, $16 million represents severance costs, for approximately 900 employees to optimize the client service organization and field force leadership structures and relocate and consolidate finance and technology functions while the remainder primarily reflects office lease and equipment abandonment costs. Also included in the three-month period results are $11 million pretax, $8 million after-tax of insurance claims directly related to the September 11th terrorist attacks. Excluding these items, AEFA's net income would have been $194 million in the three-month period, down 28 percent from a year ago. Included in the company's nine-month results ended September 30, 2001 is $182 million pretax, $132 million after-tax, recorded in the first quarter and $826 million pretax, $537 million after-tax, recorded in the second quarter of losses related to the writedown and sale of certain high-yield securities and the reduction of the risk profile within the investment portfolio. Excluding high-yield losses from both years, and the restructuring and September 11th related charges mentioned above, AEFA's net income in the nine-month period ended September 30, 2001, would have been down 28 percent from a year ago. Net revenues decreased 14 percent and 40 percent for the three and nine-month periods ended September 30, 2001. Adjusted for high-yield losses, net revenues decreased 11 percent for the nine-month period.

AEFA's results also reflect continued weakness in equity markets and narrower spreads on the investment portfolio from the lagging benefit of lower interest rates, and from lower yields as a result of repositioning the high-yield portfolio. Management and distribution fees fell 15 percent and 11 percent in the three and nine-month periods ending September 30, 2001. Managed assets fell 22 percent from a year ago and cash sales from all products were 33 percent and 15 percent lower for the three and nine-month periods. Other revenues rose in both periods primarily as a result of higher insurance premiums; financial planning and advice service fees were higher in the year to date period but lower in the quarter. Gross investment income declined 16 percent and 65 percent in the three and nine-month periods due to the first and second quarter high-yield write-downs and a lower average investment yield in both periods, mostly due to the repositioning of the investment portfolio. The effect of this repositioning was amplified in the three-month period by the company's inability to reinvest in appropriate quality high-yield bonds during September. Included in investment income for both periods is the effect of a decrease in the value of options hedging outstanding stock market certificates, which was offset in the certificate provision. Also included in the three-month period is a modest loss related to the securitization of Collateral Debt Obligations and the mark-to-market on the high-yield bonds still held for sale at the end of September. Annuity product provisions were lower in the three and nine-month periods ending September 30, 2001 primarily due to smaller inforce levels. Insurance provisions rose in both periods primarily due to higher inforce levels. Certificate provisions decreased in the three-month period as higher inforce levels were offset by lower accrual rates and the effect on the stock market certificate product of greater depreciation this year in the S&P 500. The nine-month period increased slightly.

Total expenses, (excluding the restructuring and September 11th items mentioned above) fell 4 percent and increased 2 percent in the three and nine-month periods ended September 30, 2001. Also included in the nine-month period is a $67 million first quarter adjustment to the amortization of Deferred Acquisition Costs (DAC)* for variable insurance and annuity products as a result of the steep decline in equity markets ($39 million was recorded in human resources expenses, $28 million was included in other operating expenses). Excluding the DAC adjustment, restructuring charges, and September 11th items, total expenses for the nine-month period were 2 percent lower than last year. Human resources expenses declined 11 percent and 5 percent (excluding the DAC adjustment) for the three and nine-month periods reflecting lower field force compensation-related expenses due to relatively slow advisor growth and the impact of lower volumes on advisor compensation, as well as the benefits of reengineering and cost containment initiatives within the home office where employees were down 12 percent from a year ago. The total advisor force of 11,385 decreased by 752 from September 30, 2000 and was down 261 from June 30, 2001 and down 1,278 from year end. The decrease in advisors resulted from reduced recruiting activities during recent quarters as AEFA worked to improve the advisor platform economics, from higher termination rates due to the weaker environment and from proactive efforts to weed out unproductive advisors. In light of current challenging market conditions, AEFA expects to continue to carefully manage new advisor additions in coming quarters to ensure overall field force costs are appropriately controlled and advisor production is maximized. Other operating expenses increased 24 percent and 9 percent (excluding the DAC adjustment) for the three and nine-month periods. The 24 percent three-month period increase reflects a relatively low level of expenses last year. Other operating expenses declined 1 percent in the third quarter from the second quarter of this year, reflecting the success of reengineering activities and continuing efforts to control core operating expenses.

* DACs are the costs of acquiring new businesses, which are deferred and amortized according to a schedule that reflects a number of factors, the most significant of which are the anticipated profits and persistency of the product. The amortization schedule must be adjusted periodically to reflect changes in those factors.

AMERICAN EXPRESS FINANCIAL ADVISORS

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                  (UNAUDITED)

(Dollars in billions, except percentages)
                                      September 30,       December 31,         Percentage           September 30,     Percentage
                                          2001               2000              Inc/(Dec)                2000          Inc/(Dec)
                                   ------------------  -----------------   ---------------      ------------------  ---------------
Investments*                         $        32.9       $        30.5                 7.9%       $        30.0                9.7%
Separate Account Assets              $        24.3       $        32.3               (24.7)       $        36.6              (33.6)
Total Owned Assets                   $        66.8       $        73.6                (9.2)       $        77.2              (13.5)
Client Contract Reserves             $        32.6       $        31.4                 3.6        $        31.4                3.9
Total Liabilities                    $        61.3       $        69.2               (11.4)       $        73.0              (16.1)
Total Shareholder's Equity           $         5.5       $         4.4                25.3        $         4.2               31.5
Return on Average Equity**                     2.7%               22.6%                  -                 23.1%                 -

*   Excludes cash, derivatives, short term and other investments.
** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115 and SFAS No. 133. The company adopted SFAS No. 133 on January 1, 2001.


Separate account assets and liabilities decreased, mainly due to market depreciation.

In July 2001, American Express Financial Advisors received a capital contribution of $490 million from American Express Company (Parent company).

Investments increased, in part due to unrealized appreciation as a result of declining interest rates, as well as additional investment as a result of positive net cash flows.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

(Dollars in millions)
                                                   Three Months Ended                            Nine Months Ended
                                                    September 30,                                   September 30,
                                               ----------------------------   Percentage      --------------------------  Percentage
                                                  2001            2000        Inc/(Dec)          2001           2000      Inc/(Dec)
                                               -----------  ----------------  -----------     ----------  --------------  ----------
Net Revenues:
   Interest Income                             $   174         $   188             (7.7)%     $   544        $   554          (1.9)%
   Interest Expense                                 98             125            (21.8)          331            362          (8.7)
                                               -----------  ----------                        ----------  ----------
     Net Interest Income                            76              63             20.3           213            192          11.2
   Commissions and Fees                             51              54             (5.4)          154            162          (5.1)
   Foreign Exchange Income & Other Revenue          38              29             30.1           114             93          22.5
                                               -----------  ----------                        ----------  ----------
     Total Net Revenues                            165             146             12.8           481            447           7.7
                                               -----------  ----------                        ----------  ----------
Expenses:

   Human Resources                                  60              65             (8.2)          185            197          (5.9)
   Other Operating Expenses                         69              67              3.2           198            204          (2.7)
   Provision for Losses:
     Ongoing                                        14               6                #            44             20             #
     Restructuring Related*                         26               -                -            26              -             -
                                               -----------  ----------                        ----------  ----------
        Total Provision                             40               6                #            70             20             #
   Restructuring Charge*                            58               -                -            58              -             -
                                               -----------  ----------                        ----------  ----------
     Total Expenses                                227             138             64.3           511            421          21.2
                                               -----------  ----------                        ----------  ----------
Pretax (Loss)/Income                               (62)              8                -           (30)            26             -
Income Tax (Benefit)/Provision                     (19)              1                -            (8)             4             -
                                               -----------  ----------                        ----------  ----------
   Net (Loss)/Income                           $   (43)        $     7                -       $   (22)       $    22             -
                                               ===========  ==========                        ==========  ==========

                       SELECTED STATISTICAL INFORMATION
                                 (UNAUDITED)

(Dollars in billions)
                                                    Three Months Ended                             Nine Months Ended
                                                       September 30,                                 September 30,
                                               ----------------------------   Percentage      --------------------------  Percentage
                                                  2001            2000        Inc/(Dec)          2001           2000       Inc/(Dec)
                                               -----------  ---------------  ------------     -----------  -------------  ----------
   Assets Managed**/Administered               $    11.3       $    10.2           10.4%      $    11.3      $    10.2        10.4%
   Assets of Non-Consolidated Joint            $     2.0       $     2.3          (15.2)      $     2.0      $     2.3       (15.2)
     Ventures

* AEB recorded an aggregate third quarter 2001 restructuring charge of $84 million pretax consisting of $26 million of additional provision for losses and $58 million for severance, foreign currency translation losses previously recorded in Shareholder's Equity and other charges.
** Includes assets managed by American Express Financial Advisors.

# Denotes variance of more than 100%.

AMERICAN EXPRESS BANK

American Express Bank (AEB) reported net losses of $43 million and $22 million for the three and nine-month periods ended September 30, 2001, respectively, compared with net income of $7 million and $22 million in the same periods a year ago. These results include a restructuring charge of $84 million pretax, $57 million after-tax, primarily reflecting plans to further scale back corporate lending activities in parts of Asia, Latin America, and Europe. The charge includes $24 million of currency translation losses previously recorded in shareholder's equity, $26 million of provisions for loan losses, and $29 million of severance benefits for approximately 400 employees. Excluding these charges, AEB's net income would have been $15 million, up 98 percent and $35 million, up 58 percent for the three and nine-month period ended September 30, 2001.

Results for both periods reflect strong performance in Personal Financial Services and Private Banking despite a difficult market environment, lower funding costs and lower operating expenses as a result of AEB's reengineering efforts. These were partially offset by higher provisions for losses due to higher Personal Financial Services loan balances, and lower revenue from Corporate Banking as AEB continues to shift its focus to Personal Financial Services and Private Banking.

AMERICAN EXPRESS BANK

LIQUIDITY AND CAPITAL RESOURCES

                           SELECTED BALANCE SHEET INFORMATION
                                  (Unaudited)

(Dollars in billions, except where indicated)
                                              September 30, December 31,    Percentage        September 30,   Percentage
                                                  2001         2000         Inc/(Dec)             2000        Inc/(Dec)
                                               -----------  ------------  ---------------     -------------  -----------
Total Assets                                   $   12.8        $   11.4            12.0%     $   11.0            16.4%
Total Liabilities                              $   12.0        $   10.7            12.7      $   10.3            17.1
Total Shareholder's Equity (millions)          $    771        $    754             2.3      $    729             5.8
Return on Average Assets*                         (0.13)%          0.26%              -          0.24%              -
Return on Average Common Equity**                  (2.4)%           4.4%              -           4.1%              -
Total Loans                                    $    5.6        $    5.3             4.0      $    5.1             8.4
Total Non-performing Loans (millions)          $    133        $    137            (2.3)     $    156           (14.3)
Other Non-performing Assets (millions)         $      2        $     24           (90.6)     $     37           (94.0)
Reserve for Credit Losses (millions)***        $    149        $    153            (2.7)     $    179           (17.0)
Loan Loss Reserves as a
  Percentage of Total Loans                         2.6%            2.6%              -           3.1%              -
Deposits                                       $    8.7        $    8.0             9.0      $    8.0             8.3
Risk-Based Capital Ratios:
  Tier 1                                            9.9%           10.1%              -          10.4%              -
  Total                                            10.6%           11.4%              -          11.9%              -
Leverage Ratio                                      5.4%            5.9%              -           5.8%              -

* Computed based on the past twelve months of net (loss)/income and excludes the effect on total assets of SFAS No. 115 and SFAS No. 133 to the extent that they affect Shareholder's Equity. The company adopted SFAS No. 133 as of January 1, 2001.

** Computed based on the past twelve months of net (loss)/income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133.

***  Allocation (millions):

  Loans                                        $   144         $   137                        $   158
  Other Assets, primarily derivatives                3              14                             16
  Other Liabilities                                  2               2                              5
                                               -------         -------                        -------
    Total Reserve for Credit Losses            $   149          $  153                        $   179
                                               -------         -------                        -------

  AEB had loans outstanding of $5.6 billion at September 30, 2001, up from $5.3 billion at December 31, 2000, and $5.1 billion at September 30, 2000. The increase since September 30, 2000 resulted primarily from a $1.0 billion increase in consumer and private banking loans ($1.1 billion excluding the effect of asset sales and securitizations in the consumer loan portfolio), including the transfer of $200 million of collateralized loans from Corporate Banking, and a $30 million increase in financial institution and other loans. This was partially offset by a $650 million decrease in Corporate Banking loans. The increase since December 31, 2000 resulted primarily from an $800 million increase in consumer and private banking loans ($900 million excluding asset sales and securitizations in the consumer loan portfolio), including the $200 million transfer discussed above, partially offset by a $600 million decrease in Corporate Banking loans and a $40 million decrease in financial institution and other loans. As of September 30, 2001, consumer and private banking loans comprised 55% of total loans versus 41% at December 31, 2000 and 39% at September 30, 2000.

  Total non-performing loans of $133 million at September 30, 2001 were down from $137 million at December 31, 2000, and down from $156 million at

September 30, 2000. The decrease from both periods is primarily due to loan payments and write-offs, mainly in Indonesia, partially offset by net downgrades of the risk status of various loans.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $52 million and $143 million for the three and nine months ended September 30, 2001, respectively, compared with net expenses of $46 million and $139 million in the same periods a year ago. Included in the three month period ended September 30, 2001 results is a restructuring charge, related primarily to severance, of $11 million pretax, $7 million after-tax. The nine-month results for both years include a preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to business building initiatives in both years.

ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests.

The company will adopt the new rule on accounting for goodwill and other intangible assets as of January 1, 2002. The company is currently evaluating the provisions of the new rules and has not yet determined what the effect of these tests will be on earnings and the financial position of the company. The impact on the company's net income in 2000 and the first nine months of 2001 from goodwill amortization was $82 million ($106 million pretax) and $58 million($75 million pretax).

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The company is required to adopt SFAS No. 143 as of January 1, 2003. The adoption of this Statement is not expected to have a material impact on the company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the
Impairment or Disposal of Long-Lived Assets," which supercedes FASB No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed Of." This new Statement also supercedes certain aspects of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," with regard to reporting the effects of a disposal of a segment of a business. The new rule will require operating losses from discontinued operations to be reported in future periods, as incurred. In addition, businesses below the operating segment level may qualify for discontinued operations treatment. The company is required to adopt the provisions of the Statement as of January 1, 2002. The company is currently evaluating the new rule's changes to previous accounting principles, which will primarily affect the company if and when qualifying future business dispositions occur.

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

Fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management and distribution fees received based on those assets; potential deterioration in the high-yield sector and other investment areas, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's new platform structure for financial advisors, including the ability to increase advisor productivity, moderate the growth of new advisors and create efficiencies in the infrastructure; AEFA's ability to effectively manage the economics in selling a growing volume of non-proprietary products to clients; investment performance in AEFA's businesses; the success, timeliness and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing, relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending; the impact of and uncertainty created by the September 11th terrorist attacks; the company's ability to recover under its insurance policies for losses resulting from the September 11th terrorist attacks; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; higher borrowing costs due to potential negative changes in the company's and its subsidiaries' credit ratings; increasing competition in all of the company's major businesses; fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect commercial lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's 10-K Annual Report for the fiscal year ending December 31, 2000 and its other reports filed with the Securities and Exchange Commission.

                          PART II. OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY

ITEM 1. LEGAL PROCEEDINGS

The company commenced an action, AMERICAN EXPRESS COMPANY V. THE UNITED STATES, on September 16, 1997 in the United States Court of Federal Claims (the "Court") seeking a refund from the United States of Federal income taxes paid (plus related interest) for the year 1987. The company contends that the Internal Revenue Service abused its discretion by denying the company's request to include annual fees from Cardmembers in taxable income ratably over the twelve-month period to which the fees relate rather than in full at the time they are billed. On June 30, 2000, the Court entered a judgment in favor of the Internal Revenue Service. The company filed a notice of appeal with the United States Court of Appeals for the Federal Circuit ("Appeals Court") on July 19, 2000. On August 23, 2001, the Court of Appeals for the Federal Circuit affirmed the decision of the Court of Federal Claims denying the American Express refund claim.

The matter described above was previously reported in the company's Form 10-K for the year ended December 31, 2000.

The matters described below were previously reported in the company's Form 10-Q for the quarter ended June 30, 2001.

On December 13, 1996, an action entitled LESA BENACQUISTO AND DANIEL BENACQUISTO V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in Minnesota state court. A second action, entitled ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in the same court on March 21, 1997. On October 13, 1998, an action entitled RICHARD W. AND ELIZABETH J. THORESEN V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was also commenced in Minnesota state court. These three class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts.

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

In May, 2001 the United States District Court for the State of Minnesota and The District Court, Fourth Judicial District for the State of Minnesota, County of Hennepin entered orders approving the settlement as tentatively reached in January, 2000. Appeals were filed in both federal and state court but subsequently dismissed by the parties filing the appeals. The orders approving the settlement were final as of September 24, 2001. Implementation of the settlement commenced October 15, 2001.

Numerous individuals opted out of the settlement described above.
Although a significant number of these individuals are represented by counsel, to date very few have filed lawsuits against AEFC and its subsidiaries. The outcome of any litigation cannot be predicted with certainty; however, in the aggregate, the company does not consider these lawsuits to be material.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.

        (b) Reports on Form 8-K:


            Form 8-K, dated July 18, 2001, Item 5, announcing the company's expectation relating to its second quarter earnings, reflecting the write-down of high-yield securities and reduction in risk profile of investment portfolio, and the company's intention to take a restructuring charge in its third quarter.

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

            Form 8-K, dated September 11, 2001, Item 5, reporting certain information relating to the effects of the September 11, 2001 terrorist attacks on the company's headquarters and business.

            Form 8-K, dated September 17, 2001, Item 5, announcing the company's expectation relating to its third quarter earnings, reflecting the effects of the September 11, 2001 terrorist attacks.

            Form 8-K, dated October 22, 2001, Items 5 and 7, 1) reporting the company's earnings for the quarter ended September 30, 2001 and including a Third Quarter Earnings Supplement and 2) adjusting certain statistical data contained in its Form 10-Q Reports dated May 15, 2001 and August 14, 2001, and its Form 8-K Reports dated April 23, 2001 (relating to the company's first quarter 2001 earnings release and earnings supplement) and July 23, 2001 (relating to the company's second quarter 2001 earnings release and earnings supplement).

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





                                           AMERICAN EXPRESS COMPANY
                                           ------------------------
                                                 (Registrant)


Date: November 13, 2001                    By  /s/Gary L. Crittenden
                                           -------------------------------
                                               Gary L. Crittenden
                                               Executive Vice President and
                                               Chief Financial Officer


Date: November 13, 2001                        /s/Thomas A. Iseghohi
                                           --------------------------------
                                               Thomas A. Iseghohi
                                               Senior Vice President and
                                               Comptroller
                                               (Principal Accounting Officer)

                                 EXHIBIT INDEX

       The following exhibits are filed as part of this Quarterly Report:

     Exhibit                  Description
     -------                  -----------

     12   Computation in Support of Ratio of Earnings to Fixed Charges.

     15   Letter re Unaudited Interim Financial Information.