Form 10-K405
period 2001-12-31
AMERICAN EXPRESS CO
filed 2002-04-01
CIK 4962

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from ________to ________

                           Commission File No. 1-7657

                            American Express Company
             (Exact name of registrant as specified in its charter)

                New York                                         13-4922250
     (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                         Identification No.)

         World Financial Center
             200 Vesey Street                                       10285
           New York, New York
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 640-2000
           Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of each exchange
          Title of each class                              on which registered
          -------------------                            -----------------------
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      Common shares of the registrant outstanding at March 25, 2002 were 1,340,949,337. The aggregate market value, as of March 25, 2002, of voting shares held by non-affiliates of the registrant was approximately $54.1 billion.

                       Documents Incorporated By Reference
                       -----------------------------------
Parts I, II and IV: Portions of Registrant's 2001 Annual Report to Shareholders.
    Part III: Portions of Registrant's Proxy Statement dated March 11, 2002.
================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item Number                                                                 Page

     PART I
     1.  Business..............................................................1
              Introduction.....................................................1
              Travel Related Services..........................................2
              American Express Financial Advisors.............................16
              American Express Bank...........................................25
              Corporate and Other.............................................34
              Foreign Operations..............................................35
              Important Factors Regarding Forward-Looking Statements..........35
              Segment Information and Classes of Similar Services.............39
              Executive Officers of the Company...............................39
              Employees.......................................................40
     2.  Properties...........................................................41
     3.  Legal Proceedings....................................................42
     4.  Submission of Matters to a Vote of Security Holders..................44

     PART II
     5.  Market for Company's Common Equity and Related Stockholder Matters...44
     6.  Selected Financial Data..............................................44
     7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operation.................................................44
     7a. Quantitative and Qualitative Disclosures About Market Risk...........44
     8.  Financial Statements and Supplementary Data..........................44
     9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosure.................................................44

     PART III
     10. Directors and Executive Officers of the Company......................45
     11. Executive Compensation...............................................45
     12. Security Ownership of Certain Beneficial Owners and Management.......45
     13. Certain Relationships and Related Transactions.......................45

     PART IV
     14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....45
         Signatures...........................................................47
         Index to Financial Statements.......................................F-1
         Consent of Independent Auditors.....................................F-2
         Exhibit Index.......................................................E-1

ITEM 1. BUSINESS

                                  INTRODUCTION

      American Express Company (including its subsidiaries, unless the context indicates otherwise, the "Company") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The Company is primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world.*

      2001 was an extremely challenging year for the Company. In the first half of the year the Company's businesses were affected by a weakening economy, depressed equity markets, historically high default rates for high yield securities and a sharp slowdown in spending by Cardmembers. The terrorist attacks of September 11, 2001 further affected the Company by decreasing corporate and consumer spending and travel, as well as investment activity, and dislocated the Company from its headquarters at the World Financial Center in New York City. (For a discussion of how these developments negatively affected the financial results of the Company, see pages 28 through 47 under the caption "Financial Review," and Notes 2, 3, and 4 on pages 53 through 57 of the Company's 2001 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.)

      Partly as a response to the difficult economic and business environment in 2001, the Company pursued three major initiatives to improve its business performance.

      o First, the Company sought to strengthen its business model through numerous initiatives including expanding the diversity of the card base and product portfolio; growing the credit card lending business; enhancing and diversifying the MEMBERSHIP REWARDS'r' loyalty program; improving the economics of the Corporate Travel business; and accelerating reengineering efforts, such as the migration of internal and external processes to the Internet, among many other initiatives.

            The reengineering initiatives delivered over $1 billion in gross realized benefits during the year and serve not only to support the Company's financial results, but also to establish the foundation for sustainable, long-term growth. While a portion of the savings from reengineering has gone into improving the Company's operating margins, some of the savings also have been invested in growth opportunities, including investments in new products, customer acquisition and more efficient technology platforms that will help employees do their jobs and service the Company's customers more effectively.

      o Second, the Company addressed certain risks in its businesses. It lowered its exposure to high-yield investments; moved further away from the corporate banking business toward more broad-based consumer activities; and maintained strong reserve coverage to address credit quality in the card portfolio.

      o Third, the Company has been pursuing strategic investments in key areas of its global payments and retail financial services businesses. This includes expanding the consumer, small business

----------
* Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "plan," "intend," "aim," "will," "should," "could" and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements are discussed on pages 35-38.

            and commercial card businesses, and improving the investment performance and breadth of products at American Express Financial Advisors.

            These and other developments are more fully described below.

                             TRAVEL RELATED SERVICES

      American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS") provides a variety of products and services, including, among others, global card network, issuing and processing services, the American Express'r' Card, the Optima'r' Card, a number of co-brand Cards, other consumer and corporate lending and banking products, a network of automated teller machines ("ATMs"), the American Express'r' Travelers Cheque, stored value products, business expense management products and services, corporate and consumer travel products and services, tax, accounting and business consulting services, magazine publishing, merchant transaction processing and point of sale and back office products and services. TRS offers products and services worldwide. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

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

      GLOBAL NETWORK SERVICES

      TRS operates a global general purpose card network. Network functions include operations, service delivery, systems, authorization, clearing, settlement and brand advertising and marketing; the development of new and innovative products for the network; and establishing and enhancing relationships with millions of merchants globally, both online and offline.

      One of the key assets of TRS' network is the American Express brand, which is one of the world's most highly recognized and respected brands. Cards bearing the American Express logo ("Cards") are issued by qualified institutions and are accepted at ATMs and at all merchant locations worldwide that accept the American Express Card.

      TRS is the largest issuer of Cards on the American Express global network. In addition, as of December 31, 2001, there were 74 arrangements in place with banks and other qualified institutions in nearly 80 countries providing for Card issuance by those entities. These partnerships create more American Express branded cards in force, drive more transaction volume through the American Express merchant network and significantly expand the reach of the American Express brand. Global Network Services partners have been responsible for adding over 1.86 million new merchant outlets that accept Cards, a significant addition to the American Express international merchant base. Global Network Services continued to show strong growth in billed business in 2001.

      Among the new agreements announced in 2001 for cards to be issued on the American Express global network were those with Union Bank Limited in Pakistan; HSBC and Scotiabank Quilmes in Argentina; and Unibanca in Venezuela. Early in 2002, TRS announced an agreement with Canada's leading credit card issuer, Canadian Imperial Bank of Commerce (CIBC), which became the first

Canadian bank to offer both American Express and VISA credit cards to its customers. CIBC is issuing a suite of American Express-branded credit cards, including Canada's first smart chip credit card available nationally. This agreement represents TRS' first Card-issuing partnership in Canada and is an important step toward expanding its brand presence in that country.

      While some of TRS' other partnership arrangements have been in place for more than 20 years, the vast majority have been established since 1995. In May 1996, the Company invited banks and other qualified institutions in the United States to begin issuing Cards on the American Express network. In 1997, the Company established Global Network Services to manage its network business, bringing increased focus and resources to this area.

      In contrast to the situation outside the United States, there are no major U.S. bank issuers on the American Express network in the United States. This is the result of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express branded cards. No banks have been willing to forfeit membership in VISA USA, Inc. and/or MasterCard to issue cards on the American Express network. In a lawsuit filed in October 1998 against VISA USA, Inc. and VISA International Corp. (collectively, "VISA") and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the antitrust laws of the United States. In October, 2001, the trial judge ruled in favor of the U.S. Department of Justice, holding that these rules and policies do violate such laws. TRS views this decision as a major victory for U.S. consumers because it will ultimately lead to more vigorous competition and more innovative card products and services. However, VISA and MasterCard have indicated that they intend to appeal this decision and have obtained a stay of the court's judgment while the appeal is pending.

      As a network, TRS encounters intense worldwide competition from other card networks such as VISA, MasterCard, Diners Club, Discover Financial Services, a business unit of Morgan Stanley Dean Witter & Co. (U.S. only) and JCB. The principal competitive factors that affect the network business are (i) the number of cards in force and extent of spending done with these cards; (ii) the quantity and quality of establishments that accept the cards; (iii) the success of targeted marketing and promotional campaigns; (iv) reputation and brand recognition; (v) the ability to develop and implement innovative systems and technologies cost effectively on a global basis; (vi) the ability to develop and implement innovative types of card products and support services for merchants and issuers and acquirers on the network; (vii) success in implementation of strategies to reduce suppression -- when merchants that accept cards encourage a customer to use another card or cash; (viii) the availability of alternative payment systems; and, (ix) the quality of customer service.

           CONSUMER CARD, SMALL BUSINESS AND CONSUMER TRAVEL SERVICES

      TRS and its licensees offer individual consumers charge cards such as the American Express'r' Card, the American Express'r' Gold Card, the Platinum Card'r' and the ultra-premium Centurion'sm' Card; revolving credit cards such as the Optima'r' Card, Blue from American Express'sm' and the Delta SkyMiles'r' Credit Card from American Express, among others; and a variety of cards sponsored by and co-branded with other corporations and institutions, such as the American Express'r' Platinum Cash Rebate Card exclusively for Costco Members and the American Express'r' Corporate Card from OPEN: The Small Business Network exclusively for Costco Members. Cards are currently issued in 43 currencies (including cards issued by banks and other qualified institutions) and permit Cardmembers to charge purchases of goods or services in the United States and in most countries around the world at establishments that have agreed to accept Cards, and to access cash through ATMs at more than 500,000 locations worldwide.

      Charge Cards, which are marketed in the U.S. and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Charge Cards generally require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled.

      TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, when the Company began to aggressively expand its credit card business, its lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of the Company's lending products -- such as Blue from American Express and the Delta Skymiles Credit Card from American Express -- as well as the increased number of Charge Cardmembers who have taken advantage of the Company's "lending on charge" options (such as Sign & Travel). In 2001, about 19 percent of the Company's U.S. card billings came from the Company's lending products, as compared with just four percent in 1995. TRS also continues to expand its consumer lending activities in key markets outside the U.S., primarily through the introduction and increased distribution of new revolving credit card products. This change in product mix has shifted the Company's overall card revenue base and helped to make it less susceptible to a short-term downturn in the economy.

      American Express Centurion Bank ("Centurion Bank"), a wholly-owned subsidiary of TRS, issues the Optima Card, Blue from American Express and all other American Express branded revolving credit cards in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with its Sign & Travel and Extended Payment Option programs. The Sign & Travel program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount.

      Centurion Bank is also the issuer of certain Charge Cards in the U.S. In addition, it offers Membership B@nking'r' -- a direct banking service that provides consumers with high-value products, such as ATM access with rebates on surcharges from other banks, competitive rates on deposits and lending products and the convenience of banking by the Internet, telephone, ATM or mail.

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

      As part of the Company-wide effort in 2001 to further reduce certain risks in its businesses, TRS continued to maintain strong reserve coverage to address credit quality in its charge card and lending portfolio. In this regard TRS increased its reserve coverage of total receivables and loans, and coverage of past due balances remained in excess of 100 percent.

      TRS is concerned about fraud throughout its Card operations. The Company continues to take measures to address fraud issues, including investing in new technologies and educating Cardmembers through fraud protection initiatives. The Company had success in reducing known fraud in 2001.

      Cardmembers have access to a variety of special services and programs, depending on the type of Card they have and their country of residence. These include the MEMBERSHIP REWARDS'r' program, Global Assist'r' Hotline, Buyer's Assurance Plan, Car Rental Loss and Damage Insurance, Travel Accident Insurance, Purchase Protection Plan, Best Value Guarantee, Emergency Card Replacement, Emergency Check Cashing Privileges, Automatic Flight Insurance, Premium Baggage Protection, Private Payments'sm', Assured Reservations and Online Fraud Protection Guarantee. Gold Cardmembers in the United States have access to certain additional services, including a Year-End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and various other countries, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. The Centurion Card is an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits. Personal, Gold, Platinum Card and Centurion Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company.

      Examples of services offered for a fee to Cardmembers include travel, accident and credit insurance products, a card registry and replacement service, credit bureau monitoring and telecommunication services. Additional services include a subscription service for magazines, a pre-paid legal service and various merchandise-related offerings.

      TRS has significantly expanded the diversity of its card-spending base to increase the use of its cards for everyday spending at such places as supermarkets, gas stations and retailers, as well as for telecommunications. Consumers tend to maintain their level of spending in these areas even during periods of economic weakness. Over the past ten years, TRS also has significantly expanded the roster of merchants who accept its card products. In 1990, 65 percent of all of TRS' U.S. billings came from the travel and entertainment sectors and 35 percent from retail and other sectors. In 2001 that proportion was essentially reversed, with everyday spending accounting for about 60 percent of the business billed on American Express Cards. In 2001, this shift was very important due to a decrease in Cardmember spending in travel and entertainment.

      Several products launched or renewed by TRS in the United States in the last few years continued to make significant contributions to its results in 2001. Blue from American Express was the first widely marketed credit card in the United States with an embedded smart chip, currently designed to provide added security for online purchases and loyalty benefits. TRS is actively pursuing additional applications for the chip. TRS' co-brand card partnerships with both Delta Air Lines and Costco also have added millions of highly profitable Cardmembers to TRS' base over the past several years.

      TRS has also continued to enhance its MEMBERSHIP REWARDS program to expand rewards opportunities beyond travel to the retail and online sectors. More than 700 partners now participate in the MEMBERSHIP REWARDS program worldwide. TRS' industry-leading MEMBERSHIP REWARDS loyalty program, with more than nine million enrollees worldwide, continues to be a strong driver of Cardmember retention and profitability. In the United States, the average profitability of a MEMBERSHIP REWARDS enrollee is significantly higher than non-enrollees as a result of higher spending, lower credit losses and more favorable attrition rates.

      TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their MEMBERSHIP REWARDS points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and reward redemption costs, the expense of MEMBERSHIP REWARDS has increased over the past several years and continues to grow. During 2001 TRS worked to reduce program-related costs. Cardmembers can now handle online many program-related activities, such as enrollment and point redemption. By offering a broader range of redemption choices, TRS has improved customer satisfaction and lowered overall reward costs. TRS will continue to seek ways to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

      In addition to using the Internet to support MEMBERSHIP REWARDS, TRS continued to deliver other online tools to help its customers effectively manage their relationships with the Company. As a result, the Company now handles more U.S. Card customer service transactions on the Internet than it does by telephone, mail or in person. The Internet has also proven to be a powerful and cost-effective tool for acquiring new customers. During 2001, 14 percent of all new Cardmembers in the U.S. were acquired online (16 percent of all U.S. consumer cards).

      TRS continues to make significant investments in its card processing system and infrastructure to allow faster introduction and greater customization of products. TRS also is utilizing technology to develop and improve its service capabilities. For example, TRS developed the Service Delivery Platform that its employees utilize in the consumer card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new cards to an account and customer satisfaction issues. See "Corporate and Other" for a description of the Company's arrangement to out-task most of its technology operations to IBM.

      TRS is also a leading provider of financial and travel services to small businesses (i.e., generally less than 100 employees and/or sales of $10 million or less) -- a key growth area in the United States. Recently, TRS took steps to strengthen its competitive position in this customer segment by introducing a new set of products, services, customer communications and partnerships, as well as increasing the use of the Internet to meet the servicing needs of small business owners in the United States. As part of this initiative, TRS' Small Business Services Group adopted a new name -- OPEN: The Small Business Network'sm' ("OSBN") -- and introduced a national advertising campaign to signal TRS' broadened commitment to helping small business owners succeed. The campaign underscored the greater control over payment and financing that OSBN provides to its customers.

      During 2001, OSBN continued to achieve strong growth as demonstrated by year-over-year increases in spending on cards and loans outstanding. OSBN is a leading card issuer to the small business segment and one of the largest lenders to small businesses in the United States, serving nearly three million small business customers. Over the past five years, OSBN has broadened its product offerings to include equipment leasing, unsecured lines of credit and term loans.

      TRS encounters substantial and increasingly intense competition with respect to the Card issuing business. As a card issuer, TRS competes in the U.S. with financial institutions (such as Citibank, Bank One/First USA, MBNA, JP Morgan Chase and Capital One Financial) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley Dean Witter & Co. affiliate that issues the Discover Card on the Discover Business Services network. TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards due to their limited acceptance.

      Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional interest rates for both card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders. The trend of mergers and consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers has continued, resulting in some issuers becoming even larger, with greater resources, economies of scale and brand recognition to compete -- and a smaller number of significant issuers.

      Most financial institutions which offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point of sale purchases has continued to increase as many financial institutions have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo and accepted wherever those branded credit cards are accepted. As a result, the volume of transactions made with debit cards has increased significantly. These transactions are typically for small dollar amounts and would otherwise have been made using cash and checks. Debit cards are not generally substitutes for credit or charge cards. TRS does not currently offer point of sale debit card products in any significant way.

      The principal competitive factors that affect the Card-issuing business are (i) the features and the quality of the services and products, including rewards programs provided to cardmembers; (ii) the number, spending characteristics and credit performance of cardmembers; (iii) the quantity and quality of the establishments that accept a card; (iv) the cost of cards to cardmembers; (v) the terms of payment available to cardmembers; (vi) the number and quality of other payment instruments available to cardmembers; (vii) the nature and quality of expense management data capture and reporting capability;
(viii) the success of targeted marketing and promotional campaigns; (ix) reputation and brand recognition; (x) the ability of issuers to implement operational and cost efficiencies; and (xi) the quality of customer service.

      American Express Credit Corporation, a wholly-owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchases most Charge Card receivables arising from the use of cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates of deposit. TRS and Centurion Bank also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations. For a further discussion of TRS' and Centurion Bank's financing activities, see pages 30 through 33 and pages 38 through 41 under the caption "Financial Review," and Note 6 on pages 58 through 59 of the Company's 2001 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

      The Charge Card, ATM and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit); the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected); the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted); the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements); the Fair Credit and Charge

Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs). Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see page 34). Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Centurion Bank is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions. Changes in such laws and regulations or judicial interpretation thereof could impact the manner in which Centurion Bank conducts its business.

      The American Express Consumer Travel business has four segments: American Express-owned travel service offices; American Express representatives, which are travel offices independently owned by third parties; American Express remote delivery call centers, which offer travel services to Platinum Card, Centurion Card and other Cardmembers; and a wholesale travel business comprised of two subsidiaries -- Travel Impressions and Golden Bear Travel. Through these facilities, Cardmembers are able to receive service in person, by phone or by fax, in addition to the Company's online servicing. Since a large number of the Company's consumer and small business Cardmembers are also active leisure travelers, TRS seeks to use its consumer travel network to better serve its customers and grow the business despite extremely challenging competitive pressures. See pages 10-11 for a discussion of competition in the travel industry.

      TRS' travel network of more than 1,700 travel locations is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the strength of the travel network. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800 type services and Internet-based products and services.

      MERCHANT SERVICES

      Over the past several years, TRS' Establishment Services Group has focused on expanding the TRS network of merchants who accept TRS' Card products and increasing merchant acceptance globally. In 2001, TRS continued to see strong progress in merchant signings worldwide. TRS' focus on increasing Card usage in retail and everyday spend categories led to a shift in Card spending mix, which resulted in increased growth of card spending in merchants such as drug stores and supermarkets.

      During the year, TRS strengthened its merchant coverage in the United States in various industries, including government, supermarkets, insurance, telecommunications, and business-to-business. Key signings in the United States included Pathmark Supermarkets, REI (sporting goods) and Qwest Communications International Inc. The merchant network in the United States can now accommodate more than 95 percent of American Express Cardmembers' general purpose plastic spending. TRS' objective is to achieve merchant coverage wherever and however Cardmembers want to use the Card. In the United States, TRS acquires merchants through a number of sales channels: a proprietary sales force, third-party sales agents, the Internet and telemarketing.

      As a merchant acquirer, TRS accepts and processes from each participating establishment the charges arising from Cardmember purchases at a discount that varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. As a result of TRS' attractive Cardmember base with loyal, high-spending Personal and

Corporate Cardmembers, TRS is generally able to charge higher discount rates to participating establishments than its competitors. While many establishments understand this pricing in relation to the value provided, TRS has encountered complaints from some establishments, as well as suppression of the Card's use. TRS continues to devote significant resources to respond to this issue, and has made progress by concentrating on acquiring merchants where Cardmembers want to use the Card, providing better and earlier communication of the American Express value proposition and, when necessary, by canceling merchants who suppress usage of the American Express Card.

      TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase Card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. TRS is also using the Internet to enhance merchant relationships with the Company. In 2001, TRS launched two services which are designed to support merchants' billing needs. TRS introduced Purchase-Express'r', which enables merchants to authorize and settle transactions from their PCs and capture additional data to support the enhanced reporting provided to Corporate Purchasing Card clients. TRS also launched the Automated Bill Payment Platform, which allows merchants to bill Cardmembers on a regular basis for repeated charges such as insurance premiums and subscriptions. TRS also enhanced the online card acceptance application and expanded functionality and information available within the Online Merchant Services site.

      Wherever TRS manages both the acquiring relationship with merchants and the Card-issuing side of the business, there is a "closed loop," which distinguishes the American Express network from the bank card networks in that there is access to information at both ends of the Card transaction. This enables TRS to provide targeted marketing opportunities for merchants and special offers to Cardmembers through a variety of channels.

      In the days following September 11, 2001, TRS demonstrated its deep commitment to its merchant customers when TRS merchant client managers contacted over 10,000 merchants in the New York City area either in person or via telephone. Where telecommunications had been negatively affected, TRS employees acted quickly to establish alternative means for merchants to route transactions, and to help reduce the disruption to their business. In addition, TRS invested marketing dollars and other marketing support in the New York City and Washington, D.C. areas to help merchants recover lost business, including supporting the National Restaurant Association in a nationwide promotion to stimulate business.

      During 2001, TRS addressed credit quality issues on the merchant side of its business and the growing risk related to merchant bankruptcies in light of the difficult economy and, in particular, after the September 11 terrorist attacks. To reduce this risk -- particularly in the travel industry where merchants may be paid by the Company prior to actually rendering the services to Cardmembers -- the Company holds reserves where appropriate. In some cases, the Company has instituted annual fees or lengthened the time between when the Card charges are submitted by the merchant and when the Company pays the merchant.

      At year-end 2001, TRS was the third-largest owner/operator of ATMs in the United States with more than 7,600 terminals. TRS built its own ATM network largely through acquisitions from third parties in 1999 and 2000, and has re-branded most of the network with the ATM Axis name. The ATM Axis'r' network provides free transactions for Membership B@nking'r' customers. TRS is upgrading its ATMs to offer services beyond dispensing cash, such as money transfer services and retail couponing.

      CORPORATE SERVICES

      TRS' Corporate Services Group ("CSG") provides Corporate Card, Corporate Travel, Corporate Purchasing Card and consulting services to leading corporations around the world. Currently, CSG serves about 70 percent of the Fortune 500 U.S. companies. CSG also has a strong presence among middle market companies (those with revenues of $10 million to $1 billion), a sector in which it plans to expand its business.

      CSG provides Corporate Charge Card payment and expense management services to large and mid-sized companies for travel and entertainment spending. Companies are offered these services through the American Express'r' Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes. During 2001, TRS added or expanded Corporate Card relationships with a number of companies in the United States, including Prudential, Invensys, Apple Computer, Inc., Delta Air Lines and EDS/AT Kearney, as well as about 7,000 mid-sized companies.

      CSG also seeks to improve client company management of non-travel and entertainment business expenses through the Corporate Purchasing Card. This product assists large and middle market companies in managing indirect spending, including traditional purchasing administration expenses. Employees can use the Purchasing Card to order everyday goods and services, such as office and industrial supplies and equipment and computer hardware and software, directly from manufacturers and suppliers, rather than using the traditional system of requisitions, purchase orders and invoices and retail store purchasing. CSG pays the suppliers and submits a single monthly billing statement to the company.

      The success of the Purchasing Card has helped CSG reduce its dependence on travel and entertainment spending, which has decreased from 85 percent of total billings in 1995 to 70 percent in 2001. This change in mix helped soften the impact on CSG of a difficult year in corporate spending. In 2001, TRS signed ADP, Delta Air Lines and BP, among others as Corporate Purchasing Card clients. TRS also announced a collaborative effort with Oracle to ensure interoperability between the Corporate Purchasing Card platform and Oracle's iProcurement solution.

      Competition in the commercial card (corporate card and corporate purchasing card) business is increasingly intense at both the card network and card issuer levels. At the network level, Diners Club remains a significant global competitor. In addition, both VISA and MasterCard have stepped up efforts to support card issuers such as U.S. Bank, JP Morgan Chase, GE Financial Services, and Citibank (in the U.S. and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements. MasterCard has recently announced enhanced web-based support for its corporate card issuing members. During the past year, VISA International supported the creation of a joint venture by a number of its member banks from around the world to compete against CSG and Diners Club for the business of multinational companies. The key competitive factors in the commercial card business are (i) the ability to capture and deliver detailed transaction data and expense management reports; (ii) the number and types of businesses that accept the cards; (iii) pricing; (iv) the range and innovativeness of products and services to suit business needs; (v) quality of customer services and (vi) global presence. For a discussion of competition relating to the Card issuing business, see page 7.

      CSG integrates the Corporate Card and business travel services in the United States and certain foreign countries to compete for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses.

      CSG provides a wide variety of travel services to customers traveling for business and is one of the leading business travel providers worldwide. For business travel accounts, CSG provides corporate travel policy consultation and management information systems, and group and incentive travel services.

      CSG faces vigorous competition in the United States and abroad from numerous other travel agencies as well as direct sales by airlines and travel suppliers. In June 2001, five of the largest U.S. carriers launched Orbitz, an online travel agency from which travelers are able to have access to information regarding a large selection of airfares from many airlines, including web-only fares, which may in some cases be lower than fares that can be obtained through traditional travel agencies. The website also provides offers on lodging, car rentals and other travel. While Orbitz is targeted primarily toward the leisure traveler, business travelers are increasingly using Orbitz and other airline-owned websites to gain access to web-only fares. Competition among travel agencies is mainly based on price, service, convenience and proximity to the customer and has increased due to several factors in recent years, including the acquisition of independent agencies by larger travel companies. In addition, competition comes from corporate customers themselves as many companies have become accredited as in-house corporate travel agents.

      Airlines have continued efforts to reduce their distribution expenses, including travel agency commissions. For example, in March 2002, several of the major U.S. airlines announced that they will no longer pay any "base" commissions to travel agents for tickets sold in the U.S. and Canada for all domestic and international travel. In addition, airlines have begun efforts to move corporate customers to their own proprietary direct billing and payment products, such as UATP. In addition, airlines continue to consolidate through mergers and by forming alliances for marketing and service delivery purposes. Those actions have caused some independent travel agencies to go out of business and, as referenced above, forced others to seek consolidation opportunities. Consolidation of travel agencies is likely to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities such as focusing on electronic ticketing. Customers may increasingly seek alternative channels to make travel arrangements, such as online travel reservation services like Orbitz or airline services that require booking directly with the airlines.

      CSG has historically received commissions and fees for travel bookings and arrangements from airlines, hotels, car rental companies and other travel suppliers, fees for reservations and ticketing and management and transaction fees from certain business travel accounts. The ongoing trend of airline alliances, airline websites permitting travelers to book business directly and airline commission rate reductions continues to result in decreased business travel revenue for travel companies and price increases for travelers, fewer opportunities for data aggregation for corporations and greater pressure on the CSG travel business. CSG continues to modify its business model to address these ongoing industry challenges. For example, CSG has been successful in its efforts to rely less on commission revenues from suppliers, such as airlines or hotels, and now relies more on customers to pay transaction fees for its travel services. In 2001, only 30 percent of corporate travel revenues came from airlines, hotels, rental car companies and other suppliers and 70 percent came from customers. A few years ago, the mix was approximately the reverse.

      These changes to CSG's sources of revenue enabled Corporate Travel to successfully manage its business in one of the toughest years in recent history for the business travel industry. In 2001, Corporate Travel was profitable, although there were challenging economic conditions in many markets and downward pressure on profit margins that continued throughout the travel industry. These trends were exacerbated by the events of September 11, 2001, which severely affected business and leisure travel. Corporate Travel took advantage of the downturn in travel to step up sales efforts. It finished the year with an impressive list of new travel clients, including Aventis in the United States, Jaguar Cars Limited and Land Rover UK in the United Kingdom, Ford in Latin America, Philips in Taiwan, and Pepsico Europe and Xerox in Europe. Worldwide, TRS now handles corporate travel for more than 50,000 companies.

      As in other areas of the Company, CSG has moved many of its business processes and customer servicing online to reduce costs, improve processes and enhance the quality of customer service. The percentage of corporate travel reservations processed online in 2001 increased fivefold. This shift lowered TRS' costs while providing clients with faster, better service. Similarly, two years after its launch in the United States, American Express @ Work'r' now handles more than half of the Company's commercial card maintenance transactions online. This service automates the daily administrative tasks clients perform to manage their card programs. It allows corporate clients to apply for Corporate Cards using fully automated systems and enables Corporate Card program administrators to instantly approve or cancel cards, update contact information, or adjust spending limits. More than 86 percent of Corporate Card clients are enrolled in American Express @ Work.

      CSG has also developed relationships with a number of leading e-commerce firms to provide a faster, more efficient way for customers to purchase office supplies and related products using the Corporate Purchasing Card. For example, CSG has a strategic agreement with Ariba, Inc. to accelerate and streamline business-to-business commerce through the integration of CSG payment services with Ariba's procurement technology. With GetThere, CSG introduced a web-based corporate travel booking system, Corporate Travel Online. CSG also entered into a joint venture to form a new company, MarketMile LLC, which operates an Internet-based marketplace to streamline the purchasing of everyday business products and services for mid-sized firms. CSG also formed Workadia, an online intranet work environment for the employees of mid-sized and larger firms. In March 2002, CSG announced that it has entered into an agreement with IBM to jointly develop a Web-based expense reporting and reconciliation tool designed to reduce the cost of managing everyday business expenses. Under the agreement, CSG plans to market the application as part of its American Express @ Work suite of online expense management tools.

      TRS INTERNATIONAL

      TRS' Card, travel and merchant businesses conducted outside the U.S. and certain other services are included in TRS International. TRS International continues to focus on expanding its proprietary card business and network alliances in key markets, expanding the network of merchants that accept American Express Cards, and leveraging opportunities for growth in Corporate Card, Corporate Travel and in other areas of Corporate Services. This business was strengthened in 2001 through new product introductions and new Global Network Services' agreements.

      During 2001, TRS International had strong increases in total cards-in-force and lending balances. TRS International continued to bolster its proprietary business during the year through the launch of proprietary charge and credit products in 14 countries, 41 affinity card products and 30 distribution agreements. TRS is also seeing strong results from its partnership with British Airways, which led to the 2001 launch of three new cobrand credit cards for British Airways UK Executive Club members. TRS also introduced cobrand cards with Indian Airlines, Accor in Germany and a small business card with Australia's Westpac Bank; and Blue from American Express in Australia, Austria, France and Germany.

      During the year, TRS International also continued to pursue alliances through joint ventures or other agreements with qualified institutions that issue cards with an American Express logo. See Global Network Services on page 2 for a discussion of these alliances. TRS expects to continue establishing similar types of arrangements outside the United States, while at the same time deepening its existing relationships. During 2001, TRS substantially completed the implementation of its agreement with JCB Co., Ltd. (Japan Credit Bureau), the largest card issuer and merchant acquirer in Japan, whereby TRS will become the merchant acquirer for JCB cards in Australia, Canada, India, Mexico, and New Zealand. TRS also completed the first phase of implementing the agreement under which JCB will become a third party merchant acquirer for TRS in Japan. As a result of this implementation, approximately 340,000 additional merchants in Japan began accepting the Card in September, 2001, significantly expanding the extent of American Express merchant coverage in the country.


      As a result of the expansion of the types of merchants accepting charge and credit cards, and the utilization of a more discriminating approach to identify inactive merchant accounts, in 2001, TRS revised its calculation of international merchant coverage. Based on this revision, TRS' international merchant coverage now accommodates approximately 85.4 percent of Cardmembers' general purpose plastic spending, up from approximately 84.4 percent a year ago. TRS continued to make good progress in signing key merchants and merchants in new industry categories, including quick-service restaurants, government, utilities and telecommunications. New signings included Arrow Pharmaceuticals in France and Singapore Telecom.

      In recent years there has been considerable interest on the part of a number of government regulators around the world in the fees which merchants are charged to accept credit cards. Most significantly, regulators in the European Union and Australia have conducted extensive investigations into the way that VISA and MasterCard members collectively set the "interchange", which is the fee paid to the card issuing bank and the fundamental element of merchant pricing, and are imposing regulations on this process. Regulators in both jurisdictions have also considered the industry practice of prohibiting merchants from passing these fees along to consumers through surcharges on credit card purchases. Although the regulatory focus has been specifically on VISA and MasterCard, government regulation of the card associations' pricing could ultimately affect all card service providers. In addition, any legal or regulatory bar on the "no surcharging" rules may result in merchant surcharging to consumers who choose to pay with credit and charge cards.

      As in the United States, suppression of Card acceptance continues to be a major area of focus.

      In 2001 the Online Merchant Service program, which enables merchants to check and update their account information on the Internet, was launched in Australia, New Zealand, Brazil, the United Kingdom, Hong Kong, and Singapore. A streamlined merchant contracting process was also implemented in most European markets, which enables merchants to begin accepting the Card more quickly. In addition, TRS International continued to work with merchant customers on ways to reduce the risk of Cardmember fraud.

      TRS also had success in 2001 in expanding its Corporate card client base in international markets. In addition, in 2002 the Company partnered with China International Travel Services in announcing the first Sino-U.S. corporate travel joint venture in the People's Republic of China. TRS also announced a Corporate Travel joint venture in Italy -- UVET American Express Corporate Travel. At its launch, the company was the largest corporate travel agency in Italy. TRS also introduced its Corporate Purchasing Card in a number of key international markets, signing on as clients Pfizer in the United Kingdom, Nortel Networks in Latin America and Dupont in Singapore and Hong Kong. In 2001, American Express @ Work also expanded internationally and is now offered to companies in 20 countries.

      TRS International, through its Foreign Exchange Services Group ("FES"), also provides currency exchange and foreign payment services to consumers in American Express Travel Offices, dedicated bureaus, airports and other locations. FES expanded to Australia and the UK its International Payments business, which offers to small businesses and banking customers an Internet-based service for making payments to foreign suppliers. FES also enlarged its global retail brand presence in Eastern Europe and South America, and extended its partnerships in India, Thailand, Turkey and the United States.

      For a discussion of competition relating to the American Express Global Network and Card issuing business, see pages 3 and 7.

      TRAVELERS CHEQUE

      The Company, through its Travelers Cheque Group, is a leading issuer of travelers checks. The Company also issues Money Order and Official Check products in the United States, and the TravelFunds Direct'r' product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

      The American Express'r' Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque is a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Gift Cheques, a type of Travelers Cheque, are used for gift-giving purposes.

      Travelers Cheques are issued in eight currencies, including a Euro-denominated Travelers Cheque, both directly by the Company and through joint venture companies in which the Company generally holds an equity interest. As a result of the final conversion in early 2002 of certain European currencies to the Euro, the Company ceased selling the French Franc, German Mark and Dutch Guilder Travelers Cheques as of the end of 2001. However, the Company will continue to honor, redeem, and refund the Cheques, since they do not expire.

      American Express Travelers Cheques are sold through a broad network of selling outlets worldwide, including travel offices of the Company, its affiliates and representatives, travel agents, commercial banks, savings banks, savings and loan associations, credit unions and other financial, travel and commercial businesses. The Company sometimes compensates selling outlets for their sale of Travelers Cheques. In 2001, the Company's sale of Travelers Cheques and Gift Cheques over the Internet continued to grow strongly. During the year, overall Travelers Cheque sales decreased 7.3 percent globally, and consumer Gift Cheque sales increased approximately 13 percent. While Gift Cheque growth can be attributed to new advertising and marketing programs, it is believed that the lag in Travelers Cheque sales was driven by the global economic slowdown and the reduction in both business and personal travel, both before and after the events of September 11.

      Partnerships with sellers continue to be critical to the Travelers Cheque Group as TRS expands its sales distribution network. For example, in 2001, following Citicorp Services, Inc.'s decision to exit the travelers check issuing business, Citicorp agreed to assist TRS in efforts to transition the distribution of American Express Travelers Cheques to Citicorp travelers check sellers, including Citibank branches. As a result, TRS achieved new seller signings representing the largest volume of new sales in the history of TRS' Travelers Cheques business. TRS also entered into agreements with HSBC, which began selling TRS' products globally in early 2002, U.S. Bancorp, Australia
Post and Rabobank in the Netherlands. With the recent addition of JTB and Nippon Travel Agency, Japan's top five travel agents now sell American Express Travelers Cheques.

      The proceeds from sales of Travelers Cheques issued by the Company are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

      Issuers of travelers checks and money orders are regulated under most states' "money transmitter" laws. These laws require travelers check issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit Travelers Cheque and Money Order licensees annually. In addition, Travelers Cheque and Money Order issuers are required to comply with state unclaimed and abandoned property laws. These laws require issuers to pay to states the face amount of any Travelers Cheque or Money Order that is uncashed or unredeemed after a specified period of years. On December 31, 2001, new federal anti-money laundering regulations became effective. These regulations required, among other things, the registration of traveler check and money order issuers as "Money Service Businesses" and compliance with anti-money laundering recording and reporting requirements by issuers and selling outlets. For a discussion of other anti-money laundering legislative initiatives affecting the Travelers Cheque Group, see page 34 under the heading "Corporate and Other."

      Travelers Cheques compete with a wide variety of financial payment products. Consumers may choose to use their credit or charge cards when they travel instead of carrying Travelers Cheques, although a Travelers Cheque would not typically be an acceptable substitute for most transactions made with credit or charge cards. Other payment mechanisms that might substitute for Travelers Cheques include cash, checks, other brands of travelers checks, debit cards and cards accepted at national and international automated teller machine networks. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the availability and acceptability of travelers checks throughout the world;
(iv) the compensation paid to, and frequency of settlement by, selling outlets;
(v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotional campaigns; and (vii) the ability to service the check purchaser satisfactorily if the checks are lost or stolen.

      OTHER PRODUCTS AND SERVICES

      Interactive Services and New Businesses ("IS&NB") leverages interactive technologies to develop new businesses and enhance existing businesses. IS&NB leads and coordinates the deployment of the Company's enterprise-wide interactive strategy with a focus on providing Internet and interactive capabilities to meet customers' needs.

      At year-end, approximately seven million Cards were enrolled in "Manage Your Card Account Service." This service enables Cardmembers to review and pay their American Express bills electronically, view their MEMBERSHIP REWARDS'r' accounts and conduct various other functions quickly and securely online. The Company now has an online presence in 36 markets.

      Over the last several years, as part of the Company's initiatives to expand and enhance its product and service capabilities, TRS has made numerous minority investments, which typically also include arrangements for operating agreements and, in certain cases, software development. In 2001, TRS made equity investments in a number of additional companies, including among others: Zeborg, Starcite, Workadia and Kyriba.

      The Company continues to develop global strategies for smart cards, which are cards with computer chips that can store and process data. During 2001, the Company continued to issue Card products containing smart chips. Blue from American Express was launched with a smart chip in France, Germany, Austria and Australia. The Company is focused on developing valuable applications for smart card users for both the online and offline world. While the Company also continues to develop certain of its stored-value card programs with leading retail and mall partners, it decided jointly with Zowi Corporation to discontinue the Cobaltcard, a stored-value card for teenagers and young adults.

      American Express Tax and Business Services Inc. ("TBS") is a tax, accounting, consulting and business advisory firm focused primarily on small and middle market companies. TBS provides a wide range of services, including tax planning and accounting, litigation support, business reorganization, business advisory, business technology and other consulting services. In addition, TBS has expertise in a variety of industries, including health care, real estate, manufacturing and distribution, among others. TBS has more than 55 offices in 17 states with approximately 2,800 employees.

      TRS, through American Express Publishing, also publishes luxury lifestyle magazines such as Travel + Leisure'r', T&L Golf'r', Food & Wine'r' and Departures'sm'; travel resources such as SkyGuide'r'; business resources such as the American Express Appointment Book and Fortune Small Business magazine; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; as well as directly sold and licensed products. TRS also has a custom publishing group and is expanding service-driven websites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and skyguide.net.

                       AMERICAN EXPRESS FINANCIAL ADVISORS

      The Company, through its American Express Financial Advisors business unit ("AEFA"), makes available a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. This business unit includes American Express Financial Corporation ("AEFC") and its subsidiaries and affiliates described below. At December 31, 2001 AEFA maintained a nationwide field sales force of over 11,000 persons (as compared to over 12,000 in 2000), which provided products and services to more than 2.0 million clients throughout the U.S.

      The core of AEFA's business is financial planning and advice. AEFA's financial advisors work with retail clients to develop strong relationships and long-term financial strategies. To fulfill the needs of its retail clients, AEFA also develops and offers a broad array of financial products and services, including insurance and annuities, a variety of investment products, including investment certificates, mutual funds and limited partnerships, Section 529 college savings plans, personal trust services and retail securities brokerage, including online direct brokerage services.

      AEFA believes that its ability to provide broad-based products and services on a relationship basis is a competitive advantage. Unlike many of AEFA's competitors, whose field forces typically comprise brokers who focus on completing transactions, many of AEFA's advisors are Certified Financial Planners who work closely with clients to develop long-term financial plans. As a result, AEFA has a client retention rate of 94 percent, and in 2001 its redemption rates continued to compare favorably with industry levels, even in light of the difficult environment AEFA faced during the year.

      AEFA continues to invest considerably in developing tools and training for its advisors to strengthen their ability to offer solid advice and financial plans. During 2001, nearly 44 percent of new retail clients had a financial plan developed for them by an AEFA advisor. As has been the case historically, clients with plans tend to buy more products. In 2001, product sales generated through financial planning and advice services were 73 percent of total advisor sales, compared with 68 percent during the prior year.

      AEFA also offers products and services directly to institutions, such as asset management, institutional trust and employee benefit plan administration, as well as certain products through third-party financial institutions.

      In recent years, as AEFA has expanded its distribution channels, it has also increased its sale of non-proprietary products, particularly mutual funds, to meet the demands of clients for more competitive investment products. A significant portion of AEFA's non-proprietary mutual fund sales are made in connection with wrap programs where clients pay AEFA a fee that is typically a percentage of assets under management, and which are more profitable than the sale of non-proprietary products alone. The sales of non-proprietary products on a stand-alone basis generally are much less profitable than proprietary sales. As discussed below, one of AEFA's key priorities is improving the performance of its proprietary investment products.

      In 2001, AEFA took various steps to address certain major components of its business.

            o It rebalanced its investment portfolio toward higher quality, less volatile holdings and reduced the concentration of credit exposure to individual companies and industry sectors. For a further discussion of these issues and certain losses in AEFA's high-yield portfolio, see pages 28 through 29 and pages 41 through 44 under the caption "Financial Review," and Note 4 on pages 54 through 57, of the Company's 2001 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

            o It refined the organizational structure for its field sales force, which is described below under "Distribution of Products and Services."

            o It took various actions to improve its asset management capability and investment performance to increase the competitiveness of its proprietary products, including:

                  - Launching six new mutual funds that are sub-advised by leading asset managers; and

                  - Increasing the strength and depth of its investment talent, including the hiring of a new Chief Investment Officer and head of risk management, the appointment of a new research director, and in early 2002, the hiring of several experienced portfolio managers with strong track records.

      DISTRIBUTION OF PRODUCTS AND SERVICES

      AEFA has three primary financial service distribution channels: retail, consisting of financial advisors and direct access (online, telephone and mail), institutional and third party.

      AEFA's primary distribution channel is its sales force of financial advisors. Through this channel, AEFA offers financial planning and investment advisory services (for which it charges a fee) to individuals and business owners which may address six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning. AEFA's financial advisors provide clients with recommendations from more than 3,500 proprietary and non-proprietary products and services.

      AEFA's organizational structure provides advisors choices in how they affiliate with the organization, with various levels of service, compensation and branding. Advisors are able to choose an employee advisor platform, with compensation being paid as a draw against commissions, with a high level of support and a lower payout rate; a branded advisor platform, structured as a franchise system, in which advisors get a higher payout rate and can purchase the support services they prefer; or an affiliated but unbranded broker-dealer platform with a yet higher payout. The unbranded platform is Securities America, Inc., a broker-dealer owned by AEFC. It services approximately 1,330 financial advisors and is a distributor of mutual funds, annuities and insurance products.

      Approximately 25 percent of AEFA's financial advisors are American Express employees; about 65 percent are American Express-branded franchisees; and about 10 percent are in the unbranded platform. AEFA believes it is the only U.S. company to offer these three different career tracks for advisors, which it considers a strategic advantage. During 2001, AEFA streamlined its field organization from 44 to 32 markets, eliminating overhead and better aligning resources. As part of its platform restructuring and in light of market conditions, AEFA reduced its employee advisors by 20 percent and tightened its hiring criteria so that it more effectively selects those applicants with the highest chance of success. At the same time, AEFA strengthened its relationship with its branded independent contractor advisors. Due in part to these measures, the retention rate for veteran advisors reached an all-time high in 2001.

      AEFA believes that it needs to continue its efforts to increase the size of its dedicated field force due to its main competitors' larger sales forces and more developed alternative distribution channels. In attracting and retaining members of the field force, AEFA competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions.

      Consistent with the Company's goal of promoting cross selling across all of its units, AEFA has increased its sales to customers from other American Express businesses. In 2001, approximately 30 percent of all new clients of AEFA's financial advisors were already Cardmembers, and significant hedge fund and investment certificate sales were made to American Express Bank's foreign customers.

      AEFA has taken steps to integrate its direct retail distribution channel with the advisor channel. AEFA's online brokerage business, American Express Brokerage, allows clients to purchase and sell securities online, obtain research and information about a wide variety of securities, use asset allocation and financial planning tools, contact an advisor, as well as have access to more than 3,000 proprietary and non-proprietary mutual funds, among other services.

      In January 2001, the Company acquired Sharepeople Group plc, an online brokerage business in Europe. The new wholly-owned subsidiary is being marketed as American Express Sharepeople. The firm offers customers trading in U.K. and U.S. equities, as well as unit trust products. Following the acquisition of Sharepeople Group, the Company formed the Global Brokerage and Membership B@nking ("GBMB") unit to help coordinate the expansion of its financial services businesses globally. This unit includes the Company's U.S. brokerage services offered through AEFA, Sharepeople Group and Membership B@nking. GBMB works closely with AEFA and TRS' card business in both the United States and select international markets to better reach consumers through a number of distribution channels with a variety of products.

      The Internet has proven to be an important and cost effective tool for acquiring new customers. The number of advisor leads generated via the Internet increased significantly in 2001, at a substantially reduced cost versus alternative channels. Additionally, the Internet has emerged as a significant channel for service on the institutional and retail sides of the business. AEFA experienced dramatic growth in online account inquiries and transactions in 2001.

      In order to provide retail clients with a more integrated service, it will be necessary to build the capability to recognize and service the client's entire relationship with AEFA, regardless of which channel or channels they have used. This will require, among other things, continued investment in both technology infrastructure and the service organization.

      During the year, AEFA continued to expand the scope of its institutional business, which includes separate account asset management, administrative and other services for corporate, public and union retirement funds. AEFA continued to acquire retail clients through the workplace with its Financial Education and Planning Services, which now includes 401(k) education, investor education and after-tax investments. Financial Education and Planning Services serves employees at approximately 320 regional and national companies and plans to grow through sales to both new clients and current American Express Retirement Services clients.

      In addition to the retail and institutional distribution channels, AEFA traditionally has had a third-party channel that distributes proprietary investment, insurance and annuity products through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, as well as AEFA's affiliated broker-dealer, Securities America, Inc. In 2001, AEFA expanded its network of third-party distributors and its range of products offered through them, resulting in strong third-party sales efforts. During 2001, AEFA's third-party broker-dealer channel focused on its strategic alliance relationships with national and regional banks.

      In 2001, AEFA continued to expand its securities brokerage services. American Enterprise Investment Services Inc. ("AEIS"), a wholly-owned subsidiary of AEFC, provides securities execution and clearance services for approximately 827,000 retail and institutional clients of AEFA. AEIS holds over $41.9 billion in assets for clients. AEIS is registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

      American Express Financial Advisors Inc. ("AXP Advisors"), AEFC's principal marketing subsidiary, does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia. AXP Advisors is also registered in Puerto Rico. AXP Advisors is registered as a broker-dealer and investment advisor regulated by the Securities and Exchange Commission ("SEC") and is a member of the National Association of Securities Dealers, Inc. ("NASD"). AEFA's financial advisors must obtain all required state and NASD licenses.

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

      Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, innovation, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFA competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger and more global than AEFA, and the continuing trend towards consolidation and globalization in the financial services industry may increase the number of these stronger competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition for AEFA. The ability of certain financial institutions to offer, and the dramatically increased usage by investors of, online investment and information services has also affected the competitive landscape over the past few years. Reflecting the competitive environment, certain financial institutions have continued to seek to hire AEFA's financial advisors. AEFA believes that competition in this industry has increased as a result of the implementation of the Gramm-Leach-Bliley Financial

Services Modernization Act of 1999 ("Gramm-Leach-Bliley Act"), which permits banks, insurance companies and securities firms to combine and offer a broad range of permissible financial services. See page 34 for a discussion of privacy-related issues under this law.

      AEFA's business does not, as a whole, experience significant seasonal fluctuations.

      INSURANCE AND ANNUITIES

      AEFA's insurance business is carried on primarily by IDS Life Insurance Company ("IDS Life"), a stock life insurance company organized under the laws of the State of Minnesota. IDS Life is a wholly-owned subsidiary of AEFC and serves all states except New York. IDS Life believes it is the fifteenth largest life insurance company in the United States, with consolidated assets at December 31, 2001 of approximately $58 billion (under generally accepted accounting principles). IDS Life Insurance Company of New York is a wholly-owned subsidiary of IDS Life and serves New York State residents. IDS Life also owns American Enterprise Life Insurance Company ("American Enterprise Life"), which issues fixed and variable annuity contracts for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks. American Centurion Life Assurance Company ("American Centurion Life"), is an IDS Life subsidiary that offers fixed and variable annuities to American Express Cardmembers and others in New York, as well as fixed and variable annuities for sale through insurance agencies and broker-dealers who may also be associated with financial institutions, such as banks, in New York. IDS Life owns American Partners Life Insurance Company ("American Partners Life"), which offers fixed and variable annuity contracts to American Express Cardmembers and others who reside in states other than New York.

      IDS Life's products include the four basic types of life insurance:
(1) whole life, (2) universal life, (3) variable and (4) term products (including waiver of premium and accidental death benefits), as well as disability income and long-term care insurance. IDS Life offers a single premium life product that provides a death benefit to the policy beneficiary based on a single premium deposit. IDS Life offers variable universal life insurance products, including American Express'r' Variable Universal Life III and American Express Succession Select'sm' Variable Universal Life Insurance.

      Variable universal life combines the features of universal life and an investment account. Specifically, variable universal life provides permanent, cash value insurance with flexible premiums, separate cash value investment accounts, a fixed account and death benefit options. The policyholder can decide how to allocate premiums/cash value among the fixed and variable investment options. American Express Succession Select'sm' is a second to die product meaning that two lives are insured rather than one, and the policy proceeds are paid upon the death of both insureds.

      IDS Life is one of the largest issuers in the U.S. of single premium and flexible premium deferred annuities on both a fixed and variable basis. Immediate annuities are offered as well. IDS Life's fixed deferred annuities guarantee a relatively low annual interest rate during the accumulation period (the time before annuity payments begin). However, the company has the option of paying a higher rate set at its discretion. In addition, persons owning one type of annuity may have their interest calculated based on any movement in a broad-based stock market index. IDS Life also offers variable annuities, the American Express Retirement Advisor Advantage'sm' Variable Annuity and the American Express Retirement Advisor Select Variable Annuity'sm'.

      Under IDS Life's variable life insurance and variable annuity products described above, the purchaser may choose among a fixed investment option that includes IDS Life's "general account" as well as from a variety of variable investment options, which include portfolios that invest in common stocks, bonds, managed assets and/or short term securities. The purchaser assumes the investment performance risk and reward of the variable options selected. IDS Life serves as the investment manager and AEFC serves as the investment advisor of seven portfolios underlying the variable life insurance products and of nineteen portfolios underlying both the variable life insurance and variable annuity products. The investment options also include many portfolios managed by firms other than IDS Life or its subsidiaries.

      Although over the past several years IDS Life's variable annuity sales have had an increasing impact on total annuity sales, in 2001, sales of all annuity products declined four percent over the prior year.

      For its general account, IDS Life primarily invests in fixed income securities over a broad range of maturities for the purpose of providing fixed annuity clients with a rate of return on their investments while controlling risk, and to provide a dependable and targeted spread between the interest rate earned on investments and the interest rate credited to contractholders' accounts. IDS Life does not invest in securities to generate trading profits.

      IDS Life has an investment committee that holds regularly scheduled meetings and, when necessary, special meetings. At these meetings, the committee reviews models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. The objective of the committee is to structure the investment security portfolio based upon the type of behavior of products in the liability portfolio so as to achieve targeted levels of profitability within defined risk parameters and to meet contractual obligations.

      Rates credited to contractholders' accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contractholders' accounts.

      IDS Life receives ratings from independent rating agencies. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. This information does not relate to the management or performance of the variable accounts of the contract. This information relates only to the fixed account and reflects the ability to make annuity payouts and to pay death benefits and other distributions from the contract.

      Ratings are important to maintaining public confidence in IDS Life and its ability to market its annuity and life insurance products. Rating agencies continually review the financial performance and condition of insurers, including IDS Life. Lowering of the IDS Life ratings could have a material adverse effect on IDS Life's ability to market its products and could increase the surrender of IDS Life's products. IDS Life is rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength is rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch.

      The foregoing ratings reflect each rating agency's opinion of IDS Life's financial strength, operating performance and ability to meet its obligations to policyholders and are not evaluations directed toward the protection of investors. Such factors are of concern to policyholders, agents and intermediaries.

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

      IDS Property Casualty Insurance Company ("IDS Property Casualty") provides personal auto and homeowner's coverage to clients in 36 states and the District of Columbia. This insurance is also underwritten by AMEX Assurance Company, a subsidiary of American Express Company, and reinsured by IDS Property Casualty. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois. IDS Property Casualty also signed a new partnership with Costco which offers IDS Property Casualty's auto and homeowner's insurance to Costco members in 23 states.

      The insurance and annuity business is highly competitive, and IDS Life's competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, claims paying ratings and the services provided to policyholders.

      INVESTMENT CERTIFICATES

      American Express Certificate Company ("AECC"), a wholly-owned subsidiary of AEFC, issues face-amount investment certificates. AECC is registered as an investment company under the Investment Company Act of 1940. AECC currently issues ten types of face-amount certificates. Owners of AECC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by AECC. In addition, persons owning three types of certificates may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index up to a variable maximum return. The certificates issued by AECC are not insured by any government agency. AEFC acts as investment manager for AECC. Certificates are sold by AEFA's field force.

      AECC is the largest issuer of face-amount certificates in the United States. At December 31, 2001, it had approximately $4.6 billion in assets. AECC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

      MUTUAL FUNDS

      AEFA offers a variety of mutual funds, for which AXP Advisors acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The American Express'r' Funds consist of 53 retail mutual funds, with varied investment objectives and include, for example, money market, tax-exempt, bond and stock funds. The American Express Funds, with combined net assets at December 31, 2001 of $79.9 billion, was the 27th largest mutual fund family in the United States and, excluding money market funds, was the 13th largest.

      For most funds, shares are sold in four classes. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is
5.75 percent for equity funds and 4.75 percent for income funds, with reduced sales charges for larger purchases. The sales charge may be waived for certain purchases, including those made through an investment product sponsored by AXP Advisors or another authorized financial intermediary. Class B shares are sold with a rear load. The maximum deferred sales charge is five percent, declining to no charge for shares held over six years. Class C shares do not have a front-end sales charge. A one percent contingent deferred sales charge may apply for shares sold less than one year after purchase. Class Y shares are primarily sold to institutional clients with no load. There are five index funds, which are sold in two no-load classes. Class D shares are sold with a 0.25 percent fee for distribution services, but without a sales charge, through an investment product sponsored by AEFA or another authorized financial institution. Class E shares are sold without a sales or distribution fee through American Express brokerage accounts and qualifying institutional accounts.

      Fifteen of the American Express Funds are structured as feeder funds investing in the Preferred Master Trust Group, a group of 15 master funds, advised by AEFC. This feeder structure provides for potential development of additional channels of distribution.

      In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Recent growth trends in the market over the last several years, including the increased demand for mutual funds by retail investors, have expanded the number of competitors in the industry. Some competitors are larger, more diversified and offer a greater number of products, and may have an advantage in their ability to attract and retain customers on the basis of one-stop shopping. The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, the ability to attract and retain a network of third-party distributors, investment performance, fund ratings issued by third-parties such as Morningstar, the variety of products and services offered, the convenience to the investor, advertising and promotion campaigns, and general market conditions. The funds compete with other investment products, including funds that have no sales charge (i.e., "no load" funds) and funds distributed through independent brokerage firms.

      OTHER PRODUCTS AND SERVICES

      American Express Asset Management Group Inc. ("AEAMG"), a subsidiary of AEFC and an SEC registered investment adviser, directly or through operating divisions or subsidiaries, provides investment management services to:

      o Pension, profit-sharing, employee savings and endowment funds of large and medium sized businesses, governmental units and other large institutional clients;

      o Smaller accounts of wealthy individuals and small institutional clients, either directly to such clients or indirectly through wrap programs sponsored by various affiliated and unaffiliated entities;

      o Various special purpose vehicles that issue their own securities (structured loan trusts) and which are collateralized by pools of assets (collateralized debt obligations); and,

      o Various hedge funds structured as limited liability entities and offshore corporations.

      For its investment services, AEAMG generally receives fees which are assessed on the basis of a percentage of the market value of assets under management. Clients may also pay fees to AEAMG based on the performance of their portfolio.

      AEAMG owns a 50.1 percent interest in Kenwood Capital Management LLC ("Kenwood") which provides investment management services to investment companies, corporations, trusts, estates, charitable organizations and tax qualified pension and profit sharing plans. (The remaining interest in Kenwood is owned by two employees of AEAMG, who also manage certain AEFA-sponsored mutual funds.) Kenwood employs an active investment strategy that is based on a disciplined approach to stock selection and portfolio risk management, and seeks to achieve consistent excess returns relative to passive index benchmarks for small- and mid-cap segments of the United States equity market. AEAMG also owns a 50.1 percent interest in Northwinds Marketing Group LLC ("Northwinds"), a registered broker-dealer, which markets investment management services of AEAMG and its affiliated investment advisers to large institutions, primarily union and public pension funds. (The remaining interest in Northwinds is owned by a limited liability company, the members of which are several former employees of AEAMG.) AEAMG has guaranteed the level of certain commission revenue to Northwinds through September 30, 2002.

      AEAMG provides investment management services to hedge funds structured as limited liability entities and offshore corporations. AEAMG's direct or indirect subsidiaries serve as general partner and investment manager of such entities. These subsidiaries also serve as commodity pool operators for hedge funds that trade in futures and, accordingly, are registered with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association. Other entities affiliated with AEAMG, which are also subsidiaries of AEFC, jointly provide investment management and advisory services to European equity hedge funds. AEAMG receives an investment management fee, and may also receive a performance fee, for the services it provides to the hedge funds. Portfolio managers for the hedge funds, may from time to time, invest their own assets in the funds they manage. Investors in the hedge funds include institutions, corporations, pension plans, and high net worth individuals. Overall the business experienced substantial growth in the number of hedge funds, adding twelve new funds (six strategies), including fund of funds strategies. However, during 2001 two lead portfolio managers for the U.S. equity funds were replaced. Subsequent to the transition of these portfolio managers and continuing into the first quarter of 2002, the U.S. equity hedge funds experienced significant shrinkage resulting in part from the return of investor assets in two of the hedge funds.

      AEAMG provides investment management services as collateral manager and, from time to time, sponsors and provides marketing and distribution support to various special purpose vehicles that issue securities which are collateralized by a pool of assets, i.e., collateralized debt obligations ("CDO"). AEAMG also provides investment management services to structured loan trusts. Typically, AEAMG or one or more of its affiliated companies will invest its own money in such vehicles managed by AEAMG, including in residual equity interests, which are the most subordinated (and accordingly, riskiest and most volatile) interests in such vehicles; however, such investments are expected to be less in the future than in recent years.

      AEAMG also serves as a sub-adviser to another subsidiary of AEFC with respect to a U.S. equity portfolio which is part of an open-end unit trust under Canadian tax law.

      At December 31, 2001, AEAMG managed securities portfolios in the U.S. totaling $18.4 billion for 669 accounts.

      International investment management services are offered to domestic and international institutional clients and mutual funds by other subsidiaries of AEFC which have offices in London, Singapore and Tokyo. AEFA recently closed its offices in Hong Kong. At December 31, 2001 these entities in the aggregate managed securities portfolios totaling $8.4 billion for 61 accounts and $47 million for proprietary and non-proprietary mutual funds.

      The institutional investment management business is highly competitive and AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance, including the quality and "track record" of portfolio managers, global capabilities, range of portfolios offered and client service.

      American Express Trust Company ("AETC") provides trustee, custodial, record keeping and investment management services for pension, profit sharing, 401(k) and other qualified and non-qualified employee benefit plans. AETC is one of the leading 401(k) service providers in the United States. AETC is trustee of over 375 benefit plans which represent approximately $21.2 billion in assets and 1,135,000 participants. Competitive factors in this business include record keeping and technological capabilities, investment performance and client servicing. AETC also provides non-trusteed investment management of assets of approximately $2.3 billion. AETC's institutional assets under custody are approximately $117.4 billion. AETC is regulated by the Minnesota Department of Commerce (Banking Division).

      American Express Personal Trust Services, FSB ("AEPTS") is a federal savings bank regulated and supervised by the Office of Thrift Supervision (the "OTS"). AEPTS is a wholly-owned subsidiary of AEFC and provides personal trust, custodial, agency and investment management services to individual clients. AEPTS is also registered with the SEC as an Investment Adviser. AEPTS is authorized to transact business in all 50 states and the District of Columbia, and utilizes AEFA as its primary distribution channel. AEPTS is based in Minnesota and is regulated and supervised by the OTS, FDIC and SEC.

      AXP Advisors sponsors two wrap programs marketed through financial advisors, marketing employees and third-party referrals. American Express'r' Wealth Management Service is a professionally managed discretionary wrap account based on model portfolios of individual securities. American Express'r' Strategic Portfolio Service Advantage is a non-discretionary mutual fund and individual security wrap program built around asset-allocation strategies. At December 31, 2001, assets in both wrap programs offered by AXP Advisors totaled $18.7 billion for approximately 217,000 accounts. Late in 2001, AXP Advisors launched, on a pilot basis, American Express'r' BLUEPRINT'sm', a wrap program that combines the major features of American Express'r' Wealth Management Service and American Express'r' Strategic Portfolio Services Advantage.

      AEFA sells real estate investment trusts sponsored by other companies. In 2001, AEFA ceased selling managed futures limited partnerships in which an AEFC subsidiary is a co-general partner but will continue servicing such limited partnerships, which subjects AEFA and its affiliated co-general partner to regulation by the CFTC.

      AEFA and American Express Bank Ltd. operate a jointly owned subsidiary, American Express International Deposit Company ("AEIDC"), in the Cayman Islands to accept deposits from foreign clients of American Express Bank Ltd. AEIDC is not regulated as a bank in the Cayman Islands but its activities are subject to the review and supervision by the global consolidated supervisor of American Express Bank Ltd., the New York State Banking Department.

      In an effort to gain a larger proportion of affluent consumers as clients, in 2001 AEFA developed American Express Platinum Financial Services'sm'. Through this program, clients receive a variety of premier services, including a fee-waived Platinum Card'r' with concierge services, financial planning and advice, banking, insurance products and trust and estate planning services -- with one of AEFA's advisors acting as an overall relationship manager. AEFA will begin a national rollout of this program in 2002.

      During 2002, AEFA expects to introduce an integrated relationship account that includes cash products such as FDIC-insured cash accounts, competitive payment capabilities, consolidated account opening and reporting, enhanced servicing capabilities and an American Express Card with no annual fee. This new product is designed to enable AEFA to gather a larger share of its clients' assets, particularly short-term or cash-equivalent investments.

      AEFA continues to develop new products and modify existing products for distribution through various distribution channels.

                              AMERICAN EXPRESS BANK

      The Company's American Express Bank business unit ("AEB") offers products that meet the financial service needs of three primary client groups: retail customers, wealthy individuals and financial institutions. AEB's operations are conducted principally through American Express Bank Ltd., a wholly-owned indirect subsidiary of the Company, and its subsidiaries. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

      AEB's three primary business lines are Personal Financial Services, The Private Bank and the Financial Institutions Group. Personal Financial Services ("PFS") provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, auto loans and mutual funds. The Private Bank focuses on wealthy individuals by providing such customers with investment management, trust and estate planning and banking services, including secured lending. The Financial Institutions Group provides financial institution clients with a wide range of correspondent banking products including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, credit, treasury and investment products, including third-party distribution of AEB offshore mutual funds. AEB also provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options, derivatives and trading, with a focus on emerging markets. Corporate banking is provided to corporations principally in emerging markets and includes trade finance and working capital loans.

      In 2001, AEB continued to shift its business focus from corporate clients to individuals and financial institutions. This change aligns AEB's businesses more closely with the rest of the Company and positions it to play a more important role in the delivery of financial services on a global basis. During 2001, The Private Bank client holdings rose 19 percent to a total of over $12.4 billion and client volumes in PFS increased 9 percent. Due in part to this change in emphasis, AEB reduced its corporate banking loans by $900 million in 2001 and increased its consumer loans by $1.0 billion ($800 million excluding the effect of asset sales and securitizations in the consumer loan portfolio). In addition, financial institution loans fell by $100 million. Loans outstanding worldwide were approximately $5.3 billion at both December 31, 2001 and 2000.

      During the year, AEB offered a number of new offshore mutual fund and hedge fund products. AEB's fund products are sold by The Private Bank and PFS business lines to individual customers and by the Financial Institutions Group through distributors in several foreign markets. AEB is expanding its reach by partnering with an increasing number of third-party distributors. During 2001, AEB signed more than 50 distribution agreements in Europe for the sale of its own proprietary products, as well as AEFA fund products, and entered into its first partnership of this kind in Hong Kong. AEB's assets under management in its fund products totaled approximately $3.0 billion at year-end.

      AEB also continued to work closely with other parts of the Company to cross-sell products and build deeper relationships with customers. Fifty-six percent of PFS customers in established PFS markets are also American Express Cardmembers. AEB also markets its Private Bank services to a highly targeted group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-cardmembers in Germany, Greece, Hong Kong, India, Singapore, Taiwan and the United Kingdom. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-cardmembers in Germany, Greece, Hong Kong, Indonesia, Singapore and Taiwan. In addition, AXP Advisors has contracted with AEB to manage most of AEB's American Express Funds and the American Express Offshore Alternative Investment Fund. As stated earlier, AEB has contracted with AECC to market AECC's investment certificates, and operates a joint venture (AEIDC) with AEFC in the Cayman Islands to accept deposits.

      AEB has a global network with offices in 42 countries. Its worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and facility offices in San Francisco and Los Angeles, California. Its wholly-owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami.

      AEB's business does not, as a whole, experience significant seasonal fluctuations.

                  SELECTED FINANCIAL INFORMATION REGARDING AEB

      Subject to certain requirements related to transactions with affiliates, AEB provides banking services to the Company and its subsidiaries. AEB is only one of many international and local banks used by the Company and its other subsidiaries, which constitute only a few of AEB's many customers.

      AEB's total assets were $11.9 billion at December 31, 2001 and $11.4 billion at December 31, 2000. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $5.3 billion at December 31, 2001 and $4.8 billion at December 31, 2000.

      The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 2001 (dollars in millions):

                                                                   2001         2000        1999
                                                                   ----         ----        ----
Net financial revenues                                           $   649      $   591     $   621
Non-interest expenses                                                663          558         594
Net (loss) income (a)                                                (13)          29          22
----------------------------------------------------------------------------------------------------
Cash and deposits with banks                                       2,215        2,165       2,533
Investments                                                        3,044        2,517       2,469
Loans, net                                                         5,157        5,206       4,928
Total assets                                                      11,878       11,413      11,390
----------------------------------------------------------------------------------------------------
Customers' deposits                                                8,411        7,952       8,343
Shareholder's equity                                                 761          754         691
----------------------------------------------------------------------------------------------------
Return on average assets (b)                                        (.11)%        .26%        .20%
Return on average common equity (b)                                 (2.0)%       4.40%       3.52%
----------------------------------------------------------------------------------------------------
Reserve for loan losses/total loans                                 2.42%        2.56%       3.30%
Total loans/deposits from customers                                62.83%       67.19%      61.10%
Average common equity/average assets (b)                            5.51%        5.82%       5.39%
Risk-based capital ratios:
  Tier 1                                                            11.1%        10.1%        9.9%
  Total                                                             12.2%        11.4%       12.0%
Leverage ratio                                                       5.3%         5.9%        5.6%
----------------------------------------------------------------------------------------------------
Average interest rates earned: (c)
  Loans (d)                                                         7.32%        8.05%       7.94%
  Investments (e)                                                   6.49%        6.98%       7.60%
  Deposits with banks                                               4.04%        5.79%       5.68%
----------------------------------------------------------------------------------------------------
Total interest-earning assets (e)                                   6.35%        7.29%       7.40%
----------------------------------------------------------------------------------------------------
Average interest rates paid: (c)
  Deposits from customers                                           4.15%        5.65%       5.30%
  Borrowed funds, including long-term debt                          5.63%        6.64%       6.11%
----------------------------------------------------------------------------------------------------
Total interest-bearing liabilities                                  4.35%        5.78%       5.30%
----------------------------------------------------------------------------------------------------
Net interest income/total average interest-earning assets (e)       2.75%        2.49%       2.92%
----------------------------------------------------------------------------------------------------

(a) Included in the 2001 net loss are restructuring charges of $96 million ($65 million after-tax).
(b) Calculated excluding the effect of SFAS No. 115 and SFAS No. 133. The Company adopted SFAS No. 133 on January 1, 2001.
(c) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.
(d) Interest rates have been calculated based upon average total loans, including those on non-performing status.
(e)   On a tax equivalent basis.

      The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 2001 (millions):

By Geographical Region (a)           2001           2000           1999            1998           1997
------------------------------------------------------------------------------------------------------
Asia/Pacific                       $2,052         $1,791         $1,698          $2,143         $2,789
Europe                              1,370          1,500          1,414           1,021          1,055
Indian Subcontinent                   440            442            449             517            629
Latin America                         871            856            824           1,107          1,082
North America                         273            352            255             210             51
Middle East                           197            302            346             544            482
Africa                                 82            100            111              77            105
------------------------------------------------------------------------------------------------------
Total                              $5,285         $5,343         $5,097          $5,619         $6,193
======================================================================================================

                                                   2001
                                     -------------------------------
                                                Due After      Due
                                       Due       1 Year      After 5
                                     Within 1   Through 5     Years
    By Type and Maturity               Year     Years (b)      (b)         2001       2000       1999       1998       1997
----------------------------------------------------------------------------------------------------------------------------
Consumer and private banking
loans:
Loans secured by real estate          $   31       $  0      $   455      $  486     $  361     $  255     $  213     $  146
Installment, revolving credit
   and other                           2,377        324            4       2,705      1,839      1,637      1,429      1,231
                                      ------       ----      -------      ------     ------     ------     ------     ------
                                       2,408        324          459       3,191      2,200      1,892      1,642      1,377
                                      ------       ----      -------      ------     ------     ------     ------     ------
Commercial loans:
Loans secured by real estate              63         76            0         139        157        141        302        347
Loans to businesses (c)                  586         96           50         732      1,397      1,508      1,997      2,479
Loans to banks and other
   financial institutions              1,136         32            0       1,168      1,519      1,475      1,595      1,926
Loans to governments and
   official institutions                  27          1            0          28         34         37         46         41
All other loans                           27          0           (0)         27         36         44         37         23
                                      ------       ----      -------      ------     ------     ------     ------     ------
                                       1,839        205           50       2,094      3,143      3,205      3,977      4,816
----------------------------------------------------------------------------------------------------------------------------
Total                                 $4,247       $529      $   509      $5,285     $5,343     $5,097     $5,619     $6,193
============================================================================================================================

(a)   Based primarily on the domicile of the borrower.
(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $237 million, while those at floating (adjustable) interest rates totaled $801 million.
(c) Business loans, which accounted for approximately 24 percent of the portfolio as of December 31, 2001, were distributed over 26 commercial and industrial categories.

      The following tables present information about AEB's impaired loans. AEB defines an impaired loan as any loan (other than certain smaller-balance consumer loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations (i.e., non-performing loans). For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined.

(in millions: December 31,)                          2001    2000    1999    1998    1997
-----------------------------------------------------------------------------------------
Consumer loans                                       $ --    $ --    $ --    $  1    $  1
Real estate loans-commercial                           --      --       7       9       9
Loans to businesses                                   116     135     149     151      34
Loans to financial institutions other                   7       2      12      19       3
-----------------------------------------------------------------------------------------
Total                                                $123    $137    $168    $180    $ 47
=========================================================================================

                                                                          December 31,
                                                                        ----------------
(in millions)                                                            2001      2000
                                                                        ------    ------
Recorded investment in impaired loans not requiring an allowance (a)    $    2    $    6
Recorded investment in impaired loans requiring an allowance               121       131
                                                                        ------    ------
Total recorded investment in impaired loans                             $  123    $  137
                                                                        ======    ======
Credit reserves for impaired loans                                      $   72    $   65
                                                                        ======    ======

                                                                                December 31,
                                                                        --------------------------
(in millions)                                                            2001      2000      1999
                                                                        ------    ------    ------
Average recorded investment in impaired loans                           $  152    $  166    $  200
Interest income recognized on a cash basis                                  --         1         5

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

      In addition to the above, AEB had other non-performing assets totaling $22 million, $24 million, and $37 million at December 31, 2001, 2000, and 1999, respectively. The 2001, 2000 and 1999 balances primarily consist of contingencies, and matured foreign exchange and derivative contracts.

      The following table sets forth a summary of AEB's reserve for credit losses at and for each of the five years in the period ended December 31, 2001 (dollars in millions):

------------------------------------------------------------------------------------------
                                         2001       2000       1999       1998       1997
Reserve for credit losses -
    January 1,                          $  153     $  189     $  259     $  137     $  117
Provision for credit losses (a)             91         28         29        238         20
Translation and other                       (2)        (4)         1         (4)        (2)
                                        ------     ------     ------     ------     ------
     Subtotal                              242        213        289        371        135
                                        ------     ------     ------     ------     ------

Write-offs:
  Consumer loans                            38         19         25         19         13
  Real estate loans-commercial              --         --          1          3         --
  Loans to businesses (b)                   72         43         50         72         17
  Loans to banks and other financial
    institutions                            --          2         14          2         --
  Foreign exchange and derivative
    contracts (c)                            1          6         20         28         --
Recoveries:
  Consumer loans                            (6)        (6)        (7)        --        (11)
  Loans to businesses                      (10)        (3)        (3)        (5)        (3)
  Loans to banks and other financial
    institutions                            (1)        (1)        --         --         --
  Loans to governments and official
    institutions (d)                        --         --         --         --        (18)
  All other loans                           --         --         --         (7)        --
                                        ------     ------     ------     ------     ------
    Net write-offs (recoveries)             94         60        100        112         (2)
                                        ------     ------     ------     ------     ------
Reserve for credit losses
   December 31, (e)                     $  148     $  153     $  189     $  259     $  137
                                        ======     ======     ======     ======     ======

(a) The increase in 1998 was mainly due to first quarter credit loss provision related to business in the Asia/Pacific region, particularly Indonesia.
(b) The increases in both 2001 and 1998 were primarily due to write-offs in the Asia/Pacific region, primarily Indonesia.
(c) The increase in 1998 was due to write-offs of Indonesian foreign exchange and derivative contracts.
(d)   The increase in 1997 was mainly due to a loan recovery from Peru.
(e)  Allocation:

                                         2001       2000       1999       1998       1997
Loans                                   $  128     $  137     $  169     $  214     $  131
Other assets, primarily derivatives          4         14         16         43          6
Other liabilities                           16          2          4          2         --
                                        ------     ------     ------     ------     ------
Total reserve for credit losses         $  148     $  153     $  189     $  259     $  137
                                        ======     ======     ======     ======     ======

      Interest income is recognized on an accrual basis. Loans other than certain consumer loans are placed on non-performing status when payments of principal or interest are 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. When loans are placed on non-performing status, all previously accrued but unpaid interest is reversed against current interest income. Cash receipts of interest on non-performing loans are recognized either as interest income or as a reduction of principal, based upon management's judgment as to the ultimate collectability of principal. Generally, a non-performing loan may be returned to performing status when all contractual amounts due are reasonably assured of repayment within a reasonable period and the borrower shows sustained repayment performance, in accordance with the contractual terms of the loan or when the loan has become well secured and is in the process of collection.

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

      RISKS

      The global nature of AEB's business activities is such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 2001, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe, North America, Latin America and the Indian Subcontinent. AEB continuously monitors its credit concentrations and actively manages to reduce the associated risk.

      In December 2001 and January 2002, the Argentine government mandated the conversion of dollar denominated assets into pesos and simultaneously devalued the peso. AEB's credit exposures to Argentina at December 31, 2001 were $56 million, which includes loans of $25 million.

      In an ongoing effort to mitigate the effects of AEB's credit risks, as well as its decision to shift its business focus from corporations to individuals, AEB continued to reduce its wholesale credit exposure in 2001, particularly with respect to its Asia/Pacific commercial loan portfolio. AEB continues to carefully monitor its credit exposures.

      AEB's earnings are sensitive to fluctuations in interest rates, as it is not always possible to match precisely the maturities of interest-related assets and liabilities. However, strict earnings at risk limits are established at both the country and overall bank level to limit AEB's exposure to interest rate fluctuations. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with these guidelines. Term loans extended by AEB include both floating interest rate and fixed interest rate loans.

      Because AEB conducts significant business in emerging market countries and in countries that are less politically and economically stable than those in the United States or Western Europe, its PFS and correspondent banking activities may be subject to greater credit and compliance risks than are found in more well-developed jurisdictions. AEB continuously monitors its exposures in such jurisdictions, and regularly evaluates its client base to identify potential legal risks as a result of clients' use of AEB's banking services.

      For a discussion relating to AEB's use of derivative financial instruments, see pages 32 through 35 under the caption "Risk Management," and
Note 10 on pages 62 through 63 of the Company's 2001 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

      COMPETITION

      The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the Company) and, in certain cases, governmental agencies. In some countries, AEB may be one of the more substantial financial institutions offering banking services; in no country, however, is AEB dominant.

      REGULATION

      American Express Bank Ltd. ("AEBL") is a wholly-owned direct subsidiary of American Express Banking Corp. ("AEBC"). AEBC is a New York investment company organized under Article XII of the New York Banking Law and is a wholly-owned direct subsidiary of the Company. AEBC, AEBL and AEBL's global network of offices and subsidiaries are subject to the consolidated supervision and examination of the New York State Banking Department ("NYSBD") pursuant to the New York Banking Law. AEBC does not directly engage in banking activities.

      AEBL's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors. Within the United States, AEBL's New York agency is supervised and regularly examined by the NYSBD. In addition, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI and the California Department of Financial Institutions supervises and examines AEBL's San Francisco and Los Angeles facility offices. AEB Global Asset Management Inc., a wholly-owned subsidiary of AEBL that provides investment advisory services to private banking clients, is registered with the SEC as an investment adviser.

      AEB must also comply with various non-U.S. securities regulations, including the measures imposed under the UK Financial Services and Markets Act 2000 ("FSMA"). The implementation of FSMA (known as N2), which began in December 2001, constitutes a significant change in the regulation of financial services in the United Kingdom, including the creation of a unified financial services regulator (the Financial Services Authority) and of a unified regulatory and supervisory regime for financial services businesses, including deposit-taking, investment/securities, custody, insurance, derivatives and mortgage loans. AEB's activities in the United Kingdom, which were previously regulated under the Banking Act and the Financial Services Act, are now all regulated under FSMA. The implementation of FSMA across financial services businesses in the UK may create a more level playing field and increase competitiveness, although, in the services that AEB provides, there is already significant competition, both from banks in the UK and elsewhere. FSMA is not expected to have a significant impact on AEB and its businesses in the UK.

      Since AEBL does not do business in the United States, except as an incident to its activities outside the United States, the Company's affiliation with AEBL neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires it to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEBL is not a member of the Federal Reserve System, is not subject to supervision by the FDIC, and is not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEBL is not a financial holding company under the Gramm-Leach-Bliley Act.

      AEBL is required to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6.0 percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least 5.0 percent. Based on AEBL's total risk-based capital and leverage ratios, which are set forth on page 27, AEBL is considered to be well capitalized at December 31, 2001.

      In recent years U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the U.S., the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act that specifically impact certain money laundering prevention activities of entities involved, as AEB is, in correspondent and private banking activities. AEB has taken steps as necessary to comply with these regulations, and increased its compliance efforts to combat money laundering generally. AEB may increase these efforts further to address additional regulation expected under the Patriot Act as well as other evolving supervisory standards and requirements in jurisdictions in which AEB does business.

      In December 2001, the Basel Committee on Banking Supervision (the "Basel Committee") announced its progress toward the completion of a new Basel Capital Accord (the "New Accord"). The Basel Committee intends to finalize the New Accord by the end of 2002, and for implementation of the New Accord to begin in 2005. AEBL continues to monitor developments of the Basel Committee and the New Accord. AEBL believes the New Accord will not have a material adverse effect on AEBL's capital adequacy or risk based capital compliance. AEBL expects the New Accord will, however, substantially change assumptions and disclosures related to capital adequacy, risk based capital, and other related metrics. AEBL, through its Asset and Liability Committee ("ALCO"), fully intends to comply with and implement the New Accord as and when required. AEBL believes implementation of, and compliance efforts required by, the New Accord could result in substantial changes to certain of AEBL's information systems, processes, and employee training.

                               CORPORATE AND OTHER

      The American Express brand and its attributes -- trust, security, integrity, quality and customer service -- are key assets of the Company. The Company continues to focus on the brand by educating employees about its attributes and by further incorporating these attributes into its programs, products and services.

      During the year, the Company also continued a more aggressive strategy in seeking patents for its businesses. In 2001, 12 U.S. patents and seven foreign patents were issued to the Company relating to, among other things, multi-function smart cards, security enhancements in connection with transaction authorizations, stored value products for the visually impaired and designs for use with Blue from American Express'sm'.

      The Company uses information about its customers to develop products and services and to provide personal service. Regulatory activity in the areas of privacy and data protection is growing worldwide and is generally being driven by the growth of technology and concomitant concerns about the potentially rapid and widespread dissemination and use of information. The financial services modernization legislation enacted in 1999 (Gramm-Leach-Bliley Act) provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal information to unaffiliated third parties (with limited exceptions). Federal regulations implementing this legislation became effective on July 1, 2001. This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have proposed such legislation. In addition, the European Data Protection Directive became effective in October 1998 and involves potential sanctions for violations which include the possible disruption in the flow of personal data from Europe and in the use of such data. The Company will continue its efforts to vigilantly safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, while seeking to properly collect and use data to achieve its business objectives.

      In February 2002, the Company announced an agreement to out-task most of its technology operations work to IBM. The agreement has a seven year term with options to extend. The partnership is expected to improve both the performance and the efficiency of the Company's global technology infrastructure as well as save the Company hundreds of millions of dollars over the course of the agreement. IBM will take on responsibility for managing most of the Company's day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services; and data center operations. The Company's Technologies organization will continue to retain its core technology competencies, including information technology strategy, managing strategic relationships with technologies' partners, developing and maintaining applications and databases, and managing the technologies' portfolios of its businesses.

         As referenced above under "American Express Bank--Regulation," in the U.S., the USA PATRIOT Act (the "Patriot Act") was enacted in October 2001 in the wake of the September 11 terrorist attacks. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism, including provisions aimed at attacking terrorists' ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act directs federal regulators, led by the Secretary of the Treasury, to promulgate regulations or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record keeping requirements. While the Company has long maintained money laundering prevention programs in its businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to AEB prescribing minimum standards for such anti-money laundering programs, and it is anticipated that further regulations applicable to certain of the Company's other businesses will be issued in the future. The Company intends to take steps to comply with any regulations that are ultimately promulgated. In addition, the Company will take steps to comply with anti-money laundering initiatives adopted in the other jurisdictions in which it conducts business.

      Recently, numerous legislative and regulatory proposals have been made to address issues that were raised in connection with the collapse of Enron. These proposals relate to areas such as 401(k) and pension plans, auditor independence and accounting oversight, financial reporting and disclosure (including for stock options), executive compensation, analyst conflicts of interest, corporate governance and taxation, among others. Some of these proposals, if adopted, could have an impact on various aspects of the Company's businesses. For example, certain proposals regarding 401(k) and pension plans could, if adopted, affect AEFA's retirement services business and proposals regarding auditor independence could, if adopted, affect TBS.

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

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

      Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed with the SEC, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the Company's forward-looking statements include but are not limited to the following:

      The Company's inability to:

      o successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels;

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

      o successfully achieve in a timely manner significant cost savings and other benefits from the reengineering efforts being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions;

      o successfully expand its on-line and off-line distribution channels and cross-selling for, financial, travel, card and other products and services to its customer base, both in the U.S. and internationally;

      o participate in payment and other systems material to its businesses on a fair and competitive basis;

      o control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending;

      o invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, stored value products, multi-application smart cards and risk management systems;

      o to recover under its insurance policies for losses resulting from the September 11th terrorist attacks;

      o recognize evolutionary technology developments by competitors or others which could hasten business model obsolescence or, because of patent rights held by such competitors or others, limit or restrict the Company's use of desired business technology or processes;

      o develop and implement successfully enterprise-wide interactive strategies;

      o improve online customer satisfaction, website performance and availability for its customers and clients;

      o effectively leverage its assets, such as its brand, customers and international presence in the Internet environment; and

      o     attract and retain qualified employees in all its businesses.

      TRS' inability to:

      o increase consumer and business spending and borrowing on its credit and charge Cards and travel related services products, gain market share and develop new or enhanced products that capture greater share of customers' total spending on Cards issued on its network both in the United States and in its international operations;

      o execute the Company's global corporate services strategy including greater penetration of middle market companies, increasing capture on non-T&E spending through greater use of the Company's purchase card and other means, and further globalizing business capabilities;

      o manage credit risk and exposure in a challenging economic environment;

      o cost effectively manage and expand Cardmember benefits, including MEMBERSHIP REWARDS;

      o     expand the global network services business;

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

      AEFA's inability to:

      o sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future;

      o manage investment performance in AEFA's businesses, including attracting and retaining high-quality personnel;

      o develop and roll out new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products to clients;

      o manage developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity, increase the growth of productive new advisors and create efficiencies in the infrastructure;

      o resolve the potential conflicts inherent in its growing multi-channel delivery systems;

      o obtain critical mass and operating efficiencies in the Global Brokerage and Membership B@nking Unit and diversify sources of revenue; and

      o respond effectively to fluctuation in the equity markets, a short-term financial market crash or a long-term financial market decline or stagnation, which could affect the amount and types of investment products sold by AEFA, the market value of AEFA's managed assets, and management and distribution fees received based on those assets.

      In general:

      o the impact on the Company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the Company of any terrorist attacks in the future;

      o potential deterioration in the high-yield sector and other investment areas, which could result in further losses in AEFA's investment portfolio;

      o credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers, risks arising from merchant bankruptcies, and returns on the Company's investment portfolios;

      o     fluctuations in foreign currency exchange rates;

      o a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs;

      o the effect of fluctuating interest rates, which could affect AEFA's spreads in the investment and insurance businesses and benefits credited to clients' accounts, TRS' borrowing costs and TRS' and AEB's return on lending products;

      o changes in laws or government regulations, such as tax laws affecting the Company's businesses and regulatory activity in the areas of customer privacy and data protection;

      o political or economic instability in certain regions or countries, which could affect commercial or other lending activities, among other businesses, or restrictions on convertibility of certain currencies;

      o     the costs and integration of acquisitions;

      o     competitive pressures in all of the Company's major businesses; and

      o     outcomes in litigation or compliance costs.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

      Information with respect to the Company's operating segments, geographical operations and classes of similar services is set forth in Note 18 to the Consolidated Financial Statements of the Company, which appears on pages 72 through 74 of the Company's 2001 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

      All of the executive officers of the Company as of March 26, 2002, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -    Chairman and Chief Executive Officer;
                         Chairman and Chief Executive Officer, TRS

      Mr. Chenault (50) has been Chairman of the Company since April 2001 and Chief Executive Officer of the Company since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since January 1995. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

JONATHAN S. LINEN -      Vice Chairman

      Mr. Linen (58) has been Vice Chairman of the Company since August 1993.

JAMES M. CRACCHIOLO -    Group President, Global Financial Services;
                         President and Chief Executive Officer, AEFC;
                         Chairman and Chief Executive Officer, AEFA

      Mr. Cracchiolo (43) has been Group President, Global Financial Services of the Company since June 2000, President and Chief Executive Officer of AEFC since November, 2000 and Chairman and Chief Executive Officer of AEFA since March 2001. Prior thereto he had been President and CEO of AEFA since June, 2000 and President, International, TRS since May 1998. Prior thereto he had been President, Global Network Services, TRS since February 1997. Prior thereto he had been Senior Vice President, Quality, Reengineering and Business Strategy, TRS.

GARY L. CRITTENDEN -     Executive Vice President and Chief Financial Officer

      Mr. Crittenden (48) has been Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior thereto he had been Senior Vice President and Chief Financial Officer of Monsanto since September 1998. Prior thereto he had been Chief Financial Officer at Sears Roebuck & Co.

URSULA F. FAIRBAIRN -    Executive Vice President, Human Resources and Quality

      Mrs. Fairbairn (59) has been Executive Vice President, Human Resources and Quality of the Company since December 1996.

EDWARD P. GILLIGAN -     Group President, Global Corporate Services, TRS

      Mr. Gilligan (42) has been Group President, Global Corporate Services, TRS since June 2000. Prior thereto he had been President, Corporate Services, TRS since February 1996.

JOHN D. HAYES -          Executive Vice President, Global Advertising and Brand
                         Management

      Mr. Hayes (47) has been Executive Vice President, Global Advertising and Brand Management of the Company since May 1995.

DAVID C. HOUSE -         Group President, Global Network and Establishment
                         Services and Travelers Cheque Group, TRS

      Mr. House (52) has been Group President, Global Network and Establishment Services and Travelers Cheque Group, TRS since June 2000. Prior thereto he had been President, TRS Establishment Services since October 1995.

ALFRED F. KELLY, JR. -   Group President, U.S. Consumer and Small Business
                         Services, TRS

      Mr. Kelly (43) has been Group President, U.S. Consumer and Small Business Services, TRS since June 2000. Prior thereto he had been President, Consumer Card Services Group, TRS since October 1998. Prior thereto he had been Executive Vice President and General Manager of Consumer Marketing, TRS since February 1997.

LOUISE M. PARENT -       Executive Vice President and General Counsel

      Ms. Parent (51) has been Executive Vice President and General Counsel of the Company since May 1993.

GLEN SALOW -             Executive Vice President and Chief Information Officer

      Mr. Salow (45) has been Executive Vice President and Chief Information Officer of the Company since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services, TRS since December 1999. Prior thereto he had been Senior Vice President, Information Technology Strategy and Global Platform Development, TRS since April 1999. Prior thereto he had been Senior Vice President, Technology Operations, TRS since November 1997.

THOMAS SCHICK -          Executive Vice President, Corporate Affairs and
                         Communications

      Mr. Schick (55) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993.

                                    EMPLOYEES

      The Company had approximately 84,400 employees on December 31, 2001.

ITEM 2. PROPERTIES

      The Company's headquarters is in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. Lehman Brothers Holdings Inc. also owns 52 percent of the building.

      Due to its proximity to the World Trade Center, the Company's headquarters was damaged as a result of the terrorist attacks of September 11, 2001. Repairs to the headquarters building have been slowed due to the continuation of work to clear debris at the World Trade Center site. The repair work to the Company's headquarters is expected to be completed in stages during 2002. Additionally, the Company leased approximately 93,700 square feet of space in the 7 World Trade Center building, which was destroyed on September 11. As a result of these events, the Company has had to temporarily relocate its headquarters. Certain of its employees were relocated to two properties leased by the Company in New York City and in Jersey City, New Jersey. Additionally, the Company entered into five new leases for approximately 750,000 square feet of space in the New York, New Jersey and Connecticut area. The Company expects to sublease portions of its space in the tri-state area upon the completion of the work to the World Financial Center and the return of employees to the corporate headquarters, which is expected to begin in Spring 2002. In March 2002, the Company further announced that it intends to relocate back to the World Financial Center employees at its Jersey City facility who had been permanently based at such location prior to September 11. The Company intends to sublease most, if not all, of this space.

      Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries. In November, 2000, a 99-year lease was entered into with the State of Arizona for land in Phoenix on which the Company is currently building two office buildings with a total of 371,000 square feet. Construction on this new project commenced in 2001 with construction expected to be completed in late 2002.

      AEFA's principal locations are its headquarters, the American Express Financial Center, which the company leases, and its Operations Center, which the company owns; both are in Minneapolis, Minnesota. AEFA's lease term for the American Express Financial Center, which began in November 2000, is for 20 years with several options to extend the term. AEFA also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

      In February 2002, AEFA began to occupy a new Client Service Center in downtown Minneapolis, which AEFC owns.

      IDS Property Casualty, a subsidiary of AEFA, owns its corporate headquarters in Green Bay, Wisconsin.

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

      A number of lawsuits involving insurance sales practices, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts have been filed against life and health insurers in jurisdictions in which IDS Life Insurance Company and its affiliates do business. IDS Life and its affiliates, like other life and health insurers, are involved in such litigation. IDS Life was a named defendant in three class action lawsuits of this nature. On December 13, 1996, an action entitled LESA BENAQUISTO V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in Minnesota state court. A second action, entitled ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in the same court on March 21, 1997. On October 13, 1998, an action entitled RICHARD W. AND ELIZABETH J. THORESEN V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was also commenced in Minnesota state court. These three class action lawsuits included allegations of improper insurance and annuity sales practices including improper replacement of existing annuity contracts and insurance policies, improper use of annuities to fund tax deferred contributory retirement plans, alleged agent misconduct, failure to properly supervise agents and other matters relating to life insurance policies and annuity contracts.

      In January 2000, American Express Financial Corporation and its subsidiaries ("AEFC") reached an agreement in principle to settle the three class-action lawsuits described above. It is expected the settlement will provide $215 million of benefits to more than two million participants in exchange for a release by class members of all insurance and annuity market conduct claims dating back to 1985.

      In August 2000, an action entitled LESA BENAQUISTO, DANIEL BENAQUISTO, RICHARD THORESEN, ELIZABETH THORESEN, ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was commenced in the United States District Court for the District of Minnesota. The complaint put at issue various alleged sales practices and misrepresentations and allegations of violations of federal laws.

      In May 2001, the United States District Court for the District of Minnesota and the District Court, Fourth Judicial District for the State of Minnesota, Hennepin County entered orders approving the settlement as tentatively reached in January, 2000. Appeals were filed in both federal and state court but subsequently dismissed by the parties filing the appeals. The orders approving the settlement were final as of September 24, 2001. Implementation of the settlement commenced October 15, 2001.

      Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC. Most of their claims have been settled. The outcome of any litigation or threatened litigation cannot be predicted with any certainty; however, in the aggregate, the Company does not consider these lawsuits or threatened lawsuits to be material.

      On March 29, 1999 an action entitled LAMBERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS INC., IDS LIFE INSURANCE AGENCIES, INC., IDS LIFE INSURANCE COMPANY, AMERICAN EXPRESS BENEFIT PLAN COMMITTEE, CAREER DISTRIBUTORS PLAN COMMITTEE AND JOHN/JANE DOES 1-20 was commenced in U.S. District Court, District of Minnesota, Fourth Division. The original named plaintiff purports to represent a class consisting of financial advisors who were independent contractors from January 1, 1993 through March 22, 2000. The Complaint alleges class members were misclassified as independent contractors and seeks retroactive coverage in all employee health, welfare, retirement and compensation plans, and payment of FICA and FUTA taxes. The Complaint also alleges violation of ERISA, breach of contract, breach of duty of good faith and fair dealing and unjust enrichment. The Complaint was amended on July 26, 1999, adding three plaintiffs, adding new claims for conversion, rescission of the financial advisors agreement and declaratory judgment and adding AEFC's Employee Benefits Administration Committee as a defendant.

      In August, 2001, the parties entered into a settlement agreement, pursuant to which AEFC agreed to pay $15,000,000 into a settlement fund for full resolution of the case. On December 7, 2001, the Court issued its final approval and the matter has been concluded.

      Beginning in October 1999, sixteen former and current female financial advisors at American Express Financial Advisors ("AEFA") filed charges with the Equal Employment Opportunity Commission ("EEOC"), including class claims on behalf of all women advisors at AEFA, alleging that they and other women were discriminated against in hiring, assignment of work, distribution of leads, training and promotions. All of the charges were consolidated with the EEOC in Minnesota. Although AEFA felt it had meritorious defenses to all the claims, the prospect of a long and protracted litigation and the attendant publicity led it to conclude that settlement was a more prudent course of action. After two years of negotiation, AEFA entered into a settlement agreement with plaintiffs' counsel to settle all the claims. Under the proposed settlement, AEFA will pay $31,000,000 into a fund for distribution to a potential class consisting of approximately 4,000 current and former advisors. AEFA has also agreed to certain affirmative relief such as appointing an internal diversity officer, changing its process for assigning client accounts and leads, and diversity training.

      In order to have a binding settlement on all potential class members, plaintiffs' counsel filed a Class Action Complaint in Federal Court in Washington D.C., in January 2002. The proposed settlement agreement was filed with the court shortly thereafter. A lengthy approval process needs to take place before the settlement will be final, including written notice to all class members and review by the judge assigned to the case. This process is expected to take several months.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2001.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The principal market for the Company's Common Shares is The New York Stock Exchange under the trading symbol AXP. Its Common Shares are also listed in the U.S. on the Chicago and Pacific Stock Exchanges. The Company had 52,041 common shareholders of record at December 31, 2001. For price and dividend information with respect to such Common Shares, see Note 20 to the Consolidated Financial Statements on page 75 of the Company's 2001 Annual Report to Shareholders, which
Note is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

      The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 78 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information set forth under the heading "Financial Review" appearing on pages 28 through 47 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information set forth under the heading "Risk Management" appearing on pages 32 through 35 and Note 10 to the Consolidated Financial Statements on pages 62 through 63 of the Company's 2001 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The "Consolidated Financial Statements," the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 48 through 75 and 77 of the Company's 2001 Annual Report to Shareholders are incorporated herein by reference.

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

      The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 11, 2002, pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: pages 6 through 7 -- material included under the heading "Compensation of Directors," pages 8 through 10 -- material included under the heading "Ownership of Our Common Shares," pages 10 through 11 -- material included under the heading "Item 1 - Election of Directors," pages 23 starting with "Summary Compensation Table" through 33 (excluding the portions titled "Performance Graph" on page 28 and "Directors and Officers Liability Insurance" and "Requirements, Including Deadlines for Submission of Proxy Proposals, Nomination of Directors and Other Business of Shareholders" on page 33). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 39 through 40 hereof, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

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

      (b)   Reports on Form 8-K:
            --------------------

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

      Form 8-K, dated December 3, 2001, Item 9, reporting that Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, announced the return of the Company's headquarters to the American Express Tower at the World Financial Center, and that Gary L. Crittenden, Executive Vice President and Chief Financial Officer of the Company, made a presentation at a Lehman Brothers financial services conference.

      Form 8-K, dated December 5, 2001, Item 9, reporting that the Company believes that there would not be any material impact on its exposure in relation to the Enron bankruptcy filing.

      Form 8-K, dated December 12, 2001, Item 5, reporting on the Company's expectation relating to a fourth quarter restructuring charge.

      Form 8-K, dated January 28, 2002, Items 5 and 7, reporting on the amendments to the By-Laws of the Company effective November 26, 2001, and the Company's 2001 fourth quarter and full year earnings and including a 2001 Fourth Quarter/Full Year Earnings Supplement.

      Form 8-K, dated February 6, 2002, Item 9, reporting on presentations delivered to the financial community by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, and Edward P. Gilligan, Group President, Global Corporate Services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMERICAN EXPRESS COMPANY


March 25, 2002                                   /s/ Gary L. Crittenden
                                                 ----------------------------
                                                 Gary L. Crittenden
                                                 Executive Vice President and
                                                 Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Kenneth I. Chenault                          /s/ Peter R. Dolan
-----------------------                          ------------------
Kenneth I. Chenault                              Peter R. Dolan
Chairman and Chief Executive Officer             Director


/s/ Gary L. Crittenden                           /s/ Beverly Sills Greenough
----------------------                           ---------------------------
Gary L. Crittenden                               Beverly Sills Greenough
Executive Vice President and                     Director
Chief Financial Officer


/s/ Tom A. Iseghohi                              /s/ F. Ross Johnson
-------------------                              -------------------
Tom A. Iseghohi                                  F. Ross Johnson
Senior Vice President and Comptroller            Director


/s/ Daniel F. Akerson                            /s/ Vernon E. Jordan, Jr.
---------------------                            -------------------------
Daniel F. Akerson                                Vernon E. Jordan, Jr.
Director                                         Director


/s/ Edwin L. Artzt                               /s/ Jan Leschly
------------------                               ---------------
Edwin L. Artzt                                   Jan Leschly
Director                                         Director


/s/ Charlene Barshefsky                          /s/ Richard A. McGinn
-----------------------                          ---------------------
Charlene Barshefsky                              Richard A. McGinn
Director                                         Director


/s/ William G. Bowen                             /s/ Frank P. Popoff
--------------------                             -------------------
William G. Bowen                                 Frank P. Popoff
Director                                         Director

March 25, 2002

                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))

                                                                                 Annual Report to
                                                                                 Shareholders
                                                                  Form 10-K      (Page)
                                                                  ---------      ----------------
American Express Company and Subsidiaries:
   Data incorporated by reference from attached
        2001 Annual Report to Shareholders:
   Report of independent auditors .............................                           77
   Consolidated statements of income for the three
        years ended December 31, 2001 .........................                           48

   Consolidated balance sheets at December 31, 2001
        and 2000 ..............................................                           49
   Consolidated statements of cash flows for the
        three years ended December 31, 2001 ...................                           50
   Consolidated statements of shareholders' equity for the
        three years ended December 31, 2001 ...................                           51
   Notes to consolidated financial statements .................                        52-75
Consent of independent auditors ...............................      F-2

Schedules:
 I - Condensed financial information of the Company ...........   F-3 - F-6
II - Valuation and qualifying accounts for the three years
           ended December 31, 2001 ............................      F-7

      All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

      The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2001, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2001 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

      We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated January 28, 2002 (hereinafter referred to as our Report), included in the 2001 Annual Report to Shareholders of American Express Company.

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

      We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No.
333-41779, No. 333-52699, No. 333-73111 and No. 333-38238; Form S-3 No. 2-89469,
No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085,
No. 333-55761 and No. 333-51828) and in the related Prospecti of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2001.


                                                           /s/ Ernst & Young LLP

New York, New York
March 27, 2002

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (Parent Company Only)
                                   (millions)

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                          2001         2000         1999
                                                        --------     --------     --------
Revenues                                                $    248     $    290     $    235
                                                        --------     --------     --------

Expenses:
  Interest                                                   347          341          316
  Human resources                                             64           97           85
  Other (a)                                                  261          276          129
                                                        --------     --------     --------

    Total                                                    672          714          530
                                                        --------     --------     --------

Pretax loss                                                 (424)        (424)        (295)
Income tax benefit                                          (199)        (188)        (158)
                                                        --------     --------     --------
Net loss before equity in net income of subsidiaries
     and affiliates                                         (225)        (236)        (137)
Equity in net income of subsidiaries and affiliates        1,536        3,046        2,612
                                                        --------     --------     --------

Net income                                              $  1,311     $  2,810     $  2,475
                                                        ========     ========     ========

(a) 2001 includes restructuring charges of $14 million pretax ($9 million after-tax).

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (Parent Company Only)
                        (millions, except share amounts)

                                     ASSETS

                                                                       December 31,
                                                                  ---------------------
                                                                    2001         2000
                                                                  --------     --------
Cash and cash equivalents                                         $     11     $      2
Equity in net assets of subsidiaries and affiliates                 12,902       11,604
Accounts receivable and accrued interest, less reserves                 18           11
Land, buildings and equipment-- at cost, less
    accumulated depreciation: 2001, $77; 2000, $72                      53           87
Due from subsidiaries                                                3,388        3,727
Other assets                                                           291          298
                                                                  --------     --------

    Total assets                                                  $ 16,663     $ 15,729
                                                                  ========     ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                            $    556     $    771
Long-term debt                                                       2,120        1,424
Due to subsidiaries                                                  1,435        1,335
Intercompany debentures                                                515          515
                                                                  --------     --------

    Total liabilities                                                4,626        4,045

Shareholders' equity:
  Common shares, $.20 par value, authorized 3.6 billion
    shares; issued and outstanding 1,331 million shares in 2001
    and 1,326 million shares in 2000                                   266          265
  Capital surplus                                                    5,527        5,439
  Retained earnings                                                  6,421        6,198
  Other comprehensive income, net of tax:
    Net unrealized securities gains (losses)                           334         (145)
    Net unrealized derivatives losses                                 (296)          --
    Foreign currency translation adjustments                          (112)         (73)
    Minimum pension liability                                         (103)          --
                                                                  --------     --------
  Accumulated other comprehensive income                              (177)        (218)
                                                                  --------     --------
    Total shareholders' equity                                      12,037       11,684
                                                                  --------     --------
  Total liabilities and shareholders' equity                      $ 16,663     $ 15,729
                                                                  ========     ========

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            STATEMENTS OF CASH FLOWS

                              (Parent Company Only)
                                   (millions)

                                                             Years Ended December 31,
                                                        ----------------------------------
                                                          2001         2000         1999
                                                        --------     --------     --------
Cash flows from operating activities:
Net income                                              $  1,311     $  2,810     $  2,475

Adjustments to reconcile net income to cash
  provided by operating activities:
  Equity in net income of subsidiaries and
    affiliates                                            (1,536)      (3,046)      (2,612)
  Dividends received from subsidiaries and
    affiliates                                             1,006        2,139        1,955
                                                        --------     --------     --------
Net cash provided by operating activities                    781        1,903        1,818
                                                        --------     --------     --------

Net cash used in investing activities                        (16)          --          (36)
                                                        --------     --------     --------

Cash flows from financing activities:
  Issuance of American Express common shares                  84          226          233
  Repurchase of American Express common shares              (626)      (1,377)      (1,120)
  Dividends paid                                            (424)        (421)        (404)
  Net increase (decrease) in debt                            696          333           (6)
  Other                                                     (486)        (680)        (473)
                                                        --------     --------     --------
Net cash used in financing activities                       (756)      (1,919)      (1,770)
                                                        --------     --------     --------

Net increase (decrease) in cash and cash equivalents           9          (16)          12
                                                        --------     --------     --------

Cash and cash equivalents at beginning of year                 2           18            6
                                                        --------     --------     --------

Cash and cash equivalents at end of year                $     11     $      2     $     18
                                                        ========     ========     ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2001, 2000 and 1999 was $116 million, $88 million and $83 million, respectively. Net cash received for income taxes in 2001, 2000 and 1999 was $109 million, $376 million and $431 million, respectively.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                              (Parent Company Only)

1.    Principles of Consolidation

      The accompanying financial statements include the accounts of American Express Company and, on an equity basis, its subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements of the Company.

      Certain amounts from prior years have been reclassified to conform to the current presentation.

2.    Long-term debt consists of (millions):

                                                             December 31,
                                                           ----------------
                                                            2001      2000
                                                           ------    ------
      5 1/2% Notes due September 12, 2006                  $1,000    $   --
      6 3/4% Senior Debentures due June 23, 2004              500       500
      6 7/8% Notes due November 1, 2005                       497       496
      8 1/2% Notes due August 15, 2001                         --       300
      8 5/8% Senior Debentures due 2022                       123       123
      Other Fixed and Floating rate notes maturing 2001        --         5
                                                           ------    ------
                                                           $2,120    $1,424
                                                           ======    ======

      Aggregate annual maturities of long-term debt for the five years ending December 31, 2006 are as follows (millions): 2002, $0; 2003, $0; 2004,
      $500; 2005, $497; 2006, $1,000.

3. Intercompany debentures consist solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly-owned subsidiary of the Company. See Note 8 to the Consolidated Financial Statements on page 61 of the Company's 2001 Annual Report to Shareholders (which Note is incorporated herein by reference).

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 2001
                                   (millions)

                                             Reserve for credit losses,                Reserve for doubtful
                                                loans and discounts                     accounts receivable
                                       ----------------------------------     ----------------------------------------
                                         2001         2000         1999         2001            2000            1999
                                       --------     --------     --------     --------        --------        --------
Balance at beginning of period         $    796     $    753     $    812     $    932        $    806        $    599
Additions:
   Charges to income                      1,415          924          832        1,554(a)        1,365(a)        1,209(a)
   Recoveries of amounts previously
      written-off                            78          150          171           --              --              --
Deductions:
   Charges for which reserves were
      provided                           (1,296)      (1,031)      (1,062)      (1,320)         (1,239)         (1,002)
                                       --------     --------     --------     --------        --------        --------
Balance at end of period               $    993     $    796     $    753     $  1,166        $    932        $    806
                                       ========     ========     ========     ========        ========        ========

(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 2001 -- $227, 2000 -- $214, and 1999 -- $225.

                               EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.21, 10.28 through 10.37, 10.40 and 10.42 are management contracts or compensatory plans or arrangements.

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

3.3 Company's By-Laws, as amended through November 26, 2001 (incorporated by reference to Exhibit 99.2B of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated November 26, 2001).

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

10.27 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit
         10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.28 American Express Company 1993 Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.29 American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
         2000).

*10.30 Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001.

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

 10.41 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

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

*10.44   Description of new hire payment to Gary L. Crittenden.

*12      Computation in Support of Ratio of Earnings to Fixed Charges.

*13 Portions of the Company's 2001 Annual Report to Shareholders that are incorporated herein by reference.

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

     For the fiscal year ended December 31, 2001 Commission File No. 1-7657

                            ------------------------

                            American Express Company
                 (Exact name of Company as specified in charter)

                                 E X H I B I T S

================================================================================

                               EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.21, 10.28 through 10.37, 10.40 and 10.42 are management contracts or compensatory plans or arrangements.

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

3.3 Company's By-Laws, as amended through November 26, 2001 (incorporated by reference to Exhibit 99.2B of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated November 26, 2001).

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

10.27 Letter Agreement, dated January 30, 1998, between the Company and Nippon Life Insurance Company (incorporated by reference to Exhibit
         10.24 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.28 American Express Company 1993 Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.29 American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
         2000).

*10.30 Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001.

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

 10.41 Letter agreement dated April 12, 1999 with Harvey Golub, the Company's former Chairman and Chief Executive Officer (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

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

*10.44   Description of new hire payment to Gary L. Crittenden.

*12      Computation in Support of Ratio of Earnings to Fixed Charges.

*13 Portions of the Company's 2001 Annual Report to Shareholders that are incorporated herein by reference.

*21      Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

                         STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as......................'r'
The service mark symbol shall be expressed as..............................'sm'