Form 10-Q
period 2002-03-31
AMERICAN EXPRESS CO
filed 2002-05-14
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

                                       or

/ /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _____________ to _____________

                          Commission file number 1-7657

                            AMERICAN EXPRESS COMPANY
                            ------------------------
             (Exact name of registrant as specified in its charter)

          New York                                             13-4922250
-------------------------------                           ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                            Identification No.)

World Financial Center, 200 Vesey Street, New York, NY            10285
-----------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code            (212) 640-2000
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

              Class                           Outstanding at April 30, 2002
Common Shares (par value $.20 per share)            1,329,924,155 shares

                            AMERICAN EXPRESS COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                   Page No.
Part I.      Financial Information:

             Consolidated Statements of Income - Three
             months ended March 31, 2002 and 2001                       1

             Consolidated Balance Sheets - March 31, 2002
             and December 31, 2001                                      2

             Consolidated Statements of Cash Flows - Three
             months ended March 31, 2002 and 2001                       3

             Notes to Consolidated Financial Statements               4-7

             Independent Accountants' Review Report                     8

             Management's Discussion and Analysis of
             Financial Condition and Results of Operations           9-24

Part II.     Other Information                                         25

                          PART I--FINANCIAL INFORMATION

                            AMERICAN EXPRESS COMPANY

                        CONSOLIDATED STATEMENTS OF INCOME
                 (dollars in millions, except per share amounts)
                                   (Unaudited)

                                                               Three Months Ended
                                                                    March 31,
                                                             -----------------------
                                                                2002         2001
                                                             ----------   ----------
Revenues:
     Discount revenue                                        $    1,845   $    1,925
     Interest and dividends, net                                    758          611
     Management and distribution fees                               597          638
     Net card fees                                                  423          422
     Travel commissions and fees                                    328          418
     Other commissions and fees                                     497          521
     Cardmember lending net finance charge revenue                  405          331
     Life and other insurance premiums                              186          156
     Securitization income                                          383          294
     Other                                                          337          403
                                                             ----------   ----------
         Total                                                    5,759        5,719
                                                             ----------   ----------

Expenses:
     Human resources                                              1,478        1,668
     Provisions for losses and benefits:
         Annuities and investment certificates                      299          319
         Life insurance, international banking and other            262          198
         Charge card                                                252          249
         Cardmember lending                                         346          287
     Interest                                                       271          361
     Marketing and promotion                                        362          338
     Occupancy and equipment                                        369          371
     Professional services                                          392          375
     Communications                                                 124          130
     Restructuring charge                                           (13)           -
     Other                                                          759          682
                                                             ----------   ----------
         Total                                                    4,901        4,978
                                                             ----------   ----------

Pretax income                                                       858          741
Income tax provision                                                240          203
                                                             ----------   ----------

Net income                                                   $      618   $      538
                                                             ==========   ==========

Earnings Per Common Share:
     Basic                                                   $     0.47   $     0.41
                                                             ==========   ==========
     Diluted                                                 $     0.46   $     0.40
                                                             ==========   ==========
Average common shares outstanding for earnings per
 common share (millions):
     Basic                                                        1,325        1,323
                                                             ==========   ==========
     Diluted                                                      1,335        1,344
                                                             ==========   ==========

Cash dividends declared per common share                     $     0.08   $     0.08
                                                             ==========   ==========

                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                           CONSOLIDATED BALANCE SHEETS
                          (millions, except share data)
                                   (Unaudited)

                                                           March 31,   December 31,
                                                             2002          2001
                                                          ----------   ------------
ASSETS
Cash and cash equivalents                                 $    7,503    $    7,222
Accounts receivable and accrued interest:
     Cardmember receivables, less reserves:
         2002, $1,031; 2001, $1,032                           23,144        25,212
     Other receivables, less reserves:
         2002, $117; 2001, $134                                4,084         4,286
Investments                                                   45,539        46,488
Loans:
     Cardmember lending, less reserves:
         2002, $842; 2001, $831                               19,096        20,131
     International banking, less reserves:
         2002, $130; 2001, $130                                5,139         5,155
     Other, net                                                  729         1,154
Separate account assets                                       27,215        27,334
Deferred acquisition costs                                     3,792         3,737
Land, buildings and equipment - at cost, less
     accumulated depreciation: 2002, $2,529;
     2001, $2,507                                              2,796         2,811
Other assets                                                   7,746         7,570
                                                          ----------    ----------
     Total assets                                         $  146,783    $  151,100
                                                          ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                       $   13,784    $   14,557
Travelers Cheques outstanding                                  6,172         6,190
Accounts payable                                               7,167         6,820
Insurance and annuity reserves:
     Fixed annuities                                          19,909        19,592
     Life and disability policies                              5,012         4,944
Investment certificate reserves                                8,020         8,227
Short-term debt                                               24,889        31,569
Long-term debt                                                10,822         7,788
Separate account liabilities                                  27,215        27,334
Other liabilities                                             10,798        11,542
                                                          ----------    ----------
     Total liabilities                                       133,788       138,563
                                                          ----------    ----------
Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                             500           500

Shareholders' equity:
     Common shares, $.20 par value, authorized
         3.6 billion shares; issued and outstanding
         1,329 million shares in 2002 and 1,331
         million shares in 2001                                  266           266
     Capital surplus                                           5,611         5,527
     Retained earnings                                         6,906         6,421
     Other comprehensive (loss) income, net of tax:
         Net unrealized securities gains                         150           334
         Net unrealized derivatives losses                      (220)         (296)
         Foreign currency translation adjustments               (115)         (112)
         Minimum pension liability                              (103)         (103)
                                                          ----------    ----------
     Accumulated other comprehensive loss                       (288)         (177)
                                                          ----------    ----------
         Total shareholders' equity                           12,495        12,037
                                                          ----------    ----------
     Total liabilities and shareholders' equity           $  146,783    $  151,100
                                                          ==========    ==========

                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                               Three Months Ended
                                                                   March 31,
                                                             -----------------------
                                                                 2002        2001
                                                             ----------   ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                   $      618   $      538
Adjustments to reconcile net income
     to net cash provided by operating activities:
         Provisions for losses and benefits                         817          726
         Depreciation, amortization, deferred taxes and
          other                                                      89          141
         Restructuring charge                                       (13)           -
         Changes in operating assets and liabilities,
          net of effects of acquisitions and dispositions:
           Accounts receivable and accrued interest                  61           25
           Other assets                                             (48)          70
           Accounts payable and other liabilities                   (26)         343
         Decrease in Travelers Cheques outstanding                 (130)        (133)
         Increase in insurance reserves                              69           35
                                                             ----------   ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                         1,437        1,745
                                                             ----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                               3,006        1,305
Maturity and redemption of investments                            2,435        1,880
Purchase of investments                                          (4,868)      (2,768)
Net decrease in Cardmember loans/receivables                      1,077        1,722
Cardmember loans/receivables sold to trust, net                   1,670          998
Proceeds from repayment of loans                                  5,469        7,884
Issuance of loans                                                (5,382)      (7,656)
Purchase of land, buildings and equipment                          (196)        (175)
Sale of land, buildings and equipment                                62            3
Acquisitions, net of cash acquired                                  (10)        (154)
                                                             ----------   ----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                         3,263        3,039
                                                             ----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customers' deposits                                (848)        (550)
Sale of annuities and investment certificates                     1,332        1,967
Redemption of annuities and investment certificates              (1,263)      (1,855)
Net decrease in debt with maturities of three
     months or less                                              (5,667)      (3,764)
Issuance of debt                                                  6,570        2,451
Principal payments on debt                                       (4,538)      (3,336)
Issuance of American Express common shares                           55           28
Repurchase of American Express common shares                         --          (72)
Dividends paid                                                     (109)        (106)
                                                             ----------   ----------
NET CASH USED IN FINANCING ACTIVITIES                            (4,468)      (5,237)
                                                             ----------   ----------

Effect of exchange rate changes on cash                              49           30
                                                             ----------   ----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                281         (423)

Cash and cash equivalents at beginning of period                  7,222        8,487

                                                             ----------   ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                   $    7,503   $    8,064
                                                             ==========   ==========

                 See notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY
                              NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the company or American Express) for the year ended December 31, 2001. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     Cardmember lending net finance charge revenue is presented net of interest expense of $127 million and $277 million for the first quarter of 2002 and 2001, respectively. Interest and dividends is presented net of interest expense of $61 million and $139 million for the first quarter of 2002 and 2001, respectively, related primarily to the company's international banking operations.

     At both March 31, 2002 and December 31, 2001, cash and cash equivalents included $1.0 billion segregated in special bank accounts for the benefit of customers.

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

2.   RESTRUCTURING CHARGES

     During the third and fourth quarters of 2001, the company recorded aggregate restructuring charges of $631 million ($411 million after-tax). Excluding balance sheet charge-offs ($120 million) and cash payments made during 2001 ($51 million), the company's liability at December 31, 2001 was $460 million.

     During the first quarter of 2002, the company adjusted the prior year's aggregate restructuring charge liability by taking back into income a net pretax amount of $13 million ($8 million after-tax). This includes the reversal of severance and related benefits of $17 million, primarily caused by voluntary attrition or redeployment into open jobs, of approximately 1,700 employees whose jobs were eliminated. This was offset in part by additional net exit costs of $4 million. These exit costs include $12 million related to the exit of office facilities, including the effect of the company's decision to exit its Jersey City, New Jersey office space and instead utilize all of its owned space in its World Financial Center headquarters building, reduced by a decreased liability of $8 million due to revisions to plans relating to certain travel office locations. This first quarter activity was recorded at Travel Related Services (TRS). As of March 31, 2002, other liabilities include $369 million for the expected future cash outlays related to last year's aggregate restructuring charges. In addition to employees who have attrited or been redeployed, approximately 6,600 employees have been terminated since inception of the restructuring plan.

     The following table summarizes the company's first quarter 2002 cash payments, additional charges and liability reductions by category:

     (in millions)                               Severance       Other         Total
                                                ----------    ----------    ----------
     Liability balance at December 31, 2001     $      332    $      128    $      460
     Cash paid                                         (57)          (21)          (78)
     Additional charges                                  -            12            12
     Reductions                                        (17)           (8)          (25)
                                                ----------    ----------    ----------
     Liability balance at March 31, 2002        $      258    $      111    $      369
                                                ==========    ==========    ==========

3.   INVESTMENT SECURITIES

     The following is a summary of investments at March 31, 2002 and December 31, 2001:

                                                                March 31,   December 31,
     (in millions)                                                 2002        2001
                                                               ----------   -----------
     Available-for-Sale, at fair value
       (cost: 2002, $40,987; 2001, $41,650)                    $   41,213    $   42,225
     Investment mortgage loans
       (fair value: 2002, $4,248; 2001, $4,195)                     4,123         4,024
     Trading                                                          203           239
                                                               ----------   -----------
       Total                                                   $   45,539    $   46,488
                                                               ==========   ===========

     During the first quarter of 2001, the company recognized pretax losses of $182 million from the write-down and sale of certain high-yield securities. These losses are included in "Interest and dividends" on the Consolidated Statements of Income.

4.   GOODWILL AND OTHER INTANGIBLE ASSETS

     Effective January 1, 2002, the company adopted SFAS No. 142, "Goodwill and Other Intangible Assets," which established new accounting and reporting standards for goodwill and other intangible assets. Under the new rules, goodwill and other intangible assets deemed to have indefinite lives are no longer amortized but are instead subject to annual impairment tests. Management has completed goodwill impairment tests as of the date of adoption; such tests did not indicate impairment.

     As of March 31, 2002, the company had acquired identifiable intangible assets with definite lives of $128 million (net of accumulated amortization of $29 million). These intangible assets have a weighted-average remaining useful life of six years, and mainly reflect purchased credit card relationships and certain automated teller machine merchant contracts. The aggregate amortization expense for these intangible assets during the quarter was $5 million. Amortization expense associated with these intangible assets is estimated to be approximately $21 million for each of the next five years.

     At both December 31, 2001 and March 31, 2002, the company had $1.2 billion of net goodwill on its consolidated balance sheets. At both dates, this consisted of $1.0 billion at TRS and $0.2 billion at American Express Financial Advisors (AEFA).

     The following table presents the impact to first quarter 2001 net income and earnings per common share (EPS) of goodwill amortization:

     (in millions, except per share amounts)           Net        Basic       Diluted
                                                     Income        EPS          EPS
                                                   ----------   ----------   ----------
     Reported                                      $      538   $     0.41   $     0.40
     Add back: Goodwill amortization (after-tax)           19         0.01         0.01
                                                   ----------   ----------   ----------
     Adjusted                                      $      557   $     0.42   $     0.41
                                                   ==========   ==========   ==========

5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives, and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three months ended March 31, 2002 and 2001 were as follows:

                                                                 Three Months Ended
                                                                       March 31,
                                                               ------------------------
     (in millions)                                                2002          2001
                                                               ----------    ----------
     Net income                                                $      618    $      538
     Change in:
       Net unrealized securities gains                               (184)          416
       Net unrealized derivative losses                                76          (160)
       Foreign currency translation adjustments                        (3)           12
                                                               ----------    ----------
     Total                                                     $      507    $      806
                                                               ==========    ==========

6.   TAXES AND INTEREST

     Net income taxes paid during the three months ended March 31, 2002 and 2001 were approximately $188 million and $63 million, respectively. Interest paid during the three months ended March 31, 2002 and 2001 was approximately $397 million and $757 million, respectively.

7.   EARNINGS PER SHARE

     The computations of basic and diluted EPS for the three months ended March 31, 2002 and 2001 are as follows:

                                                            Three Months Ended
                                                                  March 31,
                                                          -----------------------
    (in millions, except per share amounts)                  2002         2001
                                                          ----------   ----------
    Numerator:  Net income                                $      618   $      538

    Denominator:
      Basic:  Weighted-average shares outstanding
        during the period                                      1,325        1,323
      Add:  Dilutive effect of Stock Options,
        Restricted Stock Awards, and other
        dilutive securities                                       10           21
                                                          ----------   ----------
      Diluted                                                  1,335        1,344
                                                          ----------   ----------
    Basic EPS                                             $     0.47   $     0.41
                                                          ----------   ----------
    Diluted EPS                                           $     0.46   $     0.40
                                                          ----------   ----------

8.   SEGMENT INFORMATION

     The following tables present the first quarter results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at TRS, and include provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA. AEFA's revenues for the first quarter of 2001 include the effect of $182 million of losses from the write down and sale of certain high-yield securities.

                                                            Three Months Ended
     REVENUES (GAAP BASIS)                                       March 31,
                                                          ------------------------
     (in millions)                                           2002          2001
                                                          ----------    ----------
     Travel Related Services                              $    4,199    $    4,326
     American Express Financial Advisors                       1,434         1,283
     American Express Bank                                       178           158
     Corporate and Other                                         (52)          (48)
                                                          ----------    ----------
       Total                                              $    5,759    $    5,719
                                                          ==========    ==========

                                                            Three Months Ended
     NET REVENUES (MANAGED BASIS)                               March 31,
                                                          -----------------------
     (in millions)                                              2002         2001
                                                          ----------   ----------
     Travel Related Services                              $    4,452   $    4,465
     American Express Financial Advisors                         964          806
     American Express Bank                                       178          158
     Corporate and Other                                         (52)         (48)
                                                          ----------   ----------
       Total                                              $    5,542   $    5,381
                                                          ==========   ==========

                                                            Three Months Ended
     NET INCOME                                                  March 31,
                                                          ------------------------
     (in millions)                                              2002         2001
                                                          ----------    ----------
     Travel Related Services                              $      467    $      522
     American Express Financial Advisors                         182            51
     American Express Bank                                        13             9
     Corporate and Other                                         (44)          (44)
                                                          ----------    ----------
       Total                                              $      618    $      538
                                                          ==========    ==========

     INDEPENDENT ACCOUNTANTS' REVIEW REPORT

     The Shareholders and Board of Directors
     American Express Company

     We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 2002 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2001, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 28, 2002, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2001 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                       /s/ Ernst & Young LLP

     New York, New York
     May 14, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002

The company's consolidated net income and diluted earnings per share (EPS) rose 15 percent in the three-month period ended March 31, 2002 as compared to a year ago. The company's return on equity was 11.5 percent.

Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in 2002, no goodwill amortization occurred in the first quarter of 2002. First quarter 2001 results included goodwill amortization of $25 million ($19 million after-tax) or $0.01 per share. Below is a summary of the impact of goodwill amortization on both 2001 Net Income and Diluted EPS for each quarter and the full year:

 2001

 (in millions, except per share amounts)                  Net        Diluted
                                                        Income         EPS
                                                      ----------   ----------
 FIRST QUARTER:
 Reported                                             $      538   $     0.40
 Add back: Goodwill amortization (after-tax)                  19         0.01
                                                      ----------   ----------
 Adjusted                                             $      557   $     0.41
                                                      ==========   ==========

 SECOND QUARTER:
 Reported                                             $      178   $     0.13
 Add back: Goodwill amortization (after-tax)                  20         0.02
                                                      ----------   ----------
 Adjusted                                             $      198   $     0.15
                                                      ==========   ==========

 THIRD QUARTER:
 Reported                                             $      298   $     0.22
 Add back: Goodwill amortization (after-tax)                  19         0.02
                                                      ----------   ----------
 Adjusted                                             $      317   $     0.24
                                                      ==========   ==========

 FOURTH QUARTER:
 Reported                                             $      297   $     0.22
 Add back: Goodwill amortization (after-tax)                  24         0.02
                                                      ----------   ----------
 Adjusted                                             $      321   $     0.24
                                                      ==========   ==========

 FULL YEAR:
 Reported                                             $    1,311   $     0.98
 Add back: Goodwill amortization (after-tax)                  82         0.06
                                                      ----------   ----------
 Adjusted                                             $    1,393   $     1.04
                                                      ==========   ==========


Consolidated net revenues on a managed basis rose three percent for the three months ended March 31, 2002, due to higher Cardmember lending spreads and loan balances, greater insurance revenues, and higher revenues related to American Express Financial Advisors' (AEFA) investment portfolio. Consolidated net revenues on a GAAP basis rose one percent in the first quarter of 2002 compared to the prior year.

AEFA's revenues and pretax income for the first quarter of 2001 include the effect of $182 million of losses from the write down and sale of certain high-yield securities. Also included in the first quarter of 2001 was a $67 million expense increase due to an adjustment of Deferred Acquisition Costs for variable insurance and annuity products.

In addition, in the first quarter of 2002, the company recognized a net benefit of $13 million ($8 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001. Excluding the effect of the adoption of SFAS No. 142, AEFA's high-yield write down and the restructuring charge adjustment, the company's net income would have been down double digits and revenues would have been flat for the first quarter of 2002 compared to 2001.

Consolidated expenses on a managed basis increased due to larger provisions for losses, higher other operating expenses and increased marketing costs. These increases were partially offset by lower charge card funding costs, a decline in human resource expenses and the benefits of other reengineering activities and expense control initiatives. On a GAAP basis, consolidated expenses decreased slightly.

As a result of the impact of the company's reengineering efforts, reduced overall risk position and opportunities to grow core businesses, the company believes it is in a stronger position than a year ago to perform in a weak economic environment. Early indications of certain economic factors, particularly unemployment, are somewhat better than the company expected. Additionally, savings from reengineering efforts and improving spreads are providing the opportunity for the company to invest in future revenue growth. For the full year 2002, the company expects to realize over $1 billion in reengineering related benefits, including approximately $605 million of savings from restructuring plans initiated in the second half of 2001.
A portion of these benefits will flow through to earnings in the form of improved operating margins; the remainder is expected to be reinvested back into business areas with high-growth potential. To the extent that the economy and the company's businesses improve more than anticipated during the remainder of the year, the company expects to invest further in growth opportunities.

As of March 31, 2002, the company has incurred costs of approximately $100 million related to the terrorist attacks of September 11th, which are expected to be covered by insurance and, consequently, did not impact results. These include the cost of duplicate facilities and equipment associated with the relocation of the company's offices from lower Manhattan and certain other business recovery expenses. Costs associated with the damage to the company's offices, extra operating expenses and business interruption losses continue to be evaluated. As of March 2002, approximately $30 million of such costs relating to the company's portion of the repair of its headquarters building have been identified. The company expects that a substantial portion of these losses will be covered by insurance.

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

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In August 1999 and March 2000, the company entered into agreements under which a third party purchased an aggregate 29 million company common shares at an average purchase price of $50.41 per share. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount. These agreements, which partially offset the company's exposure to the effect on diluted earnings per share of outstanding in-the-money stock options issued under the company's stock option program, are separate from the company's previously authorized share repurchase program. During the term of these agreements, the company, on a monthly basis, issues shares to or receives shares from the third party so that the value of the shares held by the third party equals the original purchase price for the shares. Each of the agreements terminates after five years, at which time the company is required to deliver to the third party an amount equal to such original purchase price. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held by the third party or (ii) on a net cash or net share basis. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. To the extent that the price of the company's common stock declines to levels substantially lower than current levels for a sustained period of time, thereby resulting in significant net issuances of shares under these agreements, there could be an adverse impact on diluted earnings per share.

There were no share repurchases during the first quarter of 2002; the decision to curtail share repurchases during the second half of 2001 was previously announced as a result of the negative impact of the second quarter 2001 charges related to AEFA's investment portfolio on book equity. The company has disclosed that it plans to restart its share repurchase program at the end of the second quarter 2002.

Subsequent to the terrorist attacks of September 11th, the company's A+ and its subsidiaries' credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on the company and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. On April 19th, 2002, Fitch affirmed the company's A+ and its subsidiaries' credit ratings and revised its ratings outlook to stable from negative citing the company's diversified financial services franchise, steady operating cash flows, recurring profitability, good capitalization, and strong balance sheet liquidity.

In April 2002, the company and two subsidiaries, American Express Centurion Bank and American Express Credit Corporation (Credco), renegotiated their committed credit line facilities. Total available credit lines are $11.45 billion, including $1.5 billion allocated to the company and $9.35 billion allocated to Credco. As of April 30, 2002, Credco's allocated committed bank line coverage of its net short-term debt was 76%. Credco has the right to borrow up to a maximum amount of $10.85 billion, with a commensurate reduction in the amount available to the company. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-
term debt was 89% as of April 30, 2002.   These facilities expire in
increments from 2003 through 2007.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                              STATEMENTS OF INCOME
                           (Unaudited, Managed Basis)

(Dollars in millions)                          Three Months Ended
                                                   March 31,
                                           ------------------------     Percentage
                                              2002          2001        Inc/(Dec)
                                           ----------    ----------    ----------
Net Revenues:
  Discount Revenue                         $    1,845    $    1,925         (4.2)%
  Net Card Fees                                   423           422          0.1
  Lending:
    Finance Charge Revenue                      1,099         1,120         (1.9)
    Interest Expense                              207           429        (51.7)
                                           ----------    ----------
      Net Finance Charge Revenue                  892           691         29.1
  Travel Commissions and Fees                     328           418        (21.6)
  Travelers Cheque Investment Income               90            98         (7.8)
  Other Revenues                                  874           911         (4.1)
                                           ----------    ----------
        Total Net Revenues                      4,452         4,465         (0.3)
                                           ----------    ----------

Expenses:
  Marketing and Promotion                         301           296          1.4
  Provision for Losses and Claims:
    Charge Card                                   252           285        (11.7)
    Lending                                       644           501         28.6
    Other                                          48            24            #
                                           ----------    ----------
      Total                                       944           810         16.6
  Charge Card Interest Expense                    241           393        (38.7)
  Human Resources                                 901         1,034        (12.9)
  Other Operating Expenses                      1,412         1,195         18.2
  Restructuring Charge                            (13)            -            #
                                           ----------    ----------
        Total Expenses                          3,786         3,728          1.6
                                           ----------    ----------
Pretax Income                                     666           737         (9.7)
Income Tax Provision                              199           215         (7.4)
                                           ----------    ----------
Net Income                                 $      467    $      522        (10.6)
                                           ==========    ==========

# - Denotes a variance of more than 100%.

The above managed Statements of Income assume that gains of $42 million from lending securitizations in both the periods ended March 31, 2002 and 2001 were offset by higher marketing and promotion and other operating expense, and, accordingly, the incremental expenses, as well as the gains, have been eliminated.

TRAVEL RELATED SERVICES

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                               Three Months Ended
                                                    March 31,
                                           ------------------------    Percentage
                                               2002          2001       Inc/(Dec)
                                           ----------    ----------    ----------
Total Cards in Force (millions):
  United States                                  34.8          34.2          1.7%
  Outside the United States                      20.8          19.0          9.5
                                           ----------    ----------
    Total                                        55.6          53.2          4.5
                                           ==========    ==========
Basic Cards in Force (millions):
  United States                                  26.9          26.9         (0.1)
  Outside the United States                      15.8          14.4          9.7
                                           ----------    ----------
    Total                                        42.7          41.3          3.3
                                           ==========    ==========
Card Billed Business:
  United States                            $     54.3    $     55.6         (2.3)
  Outside the United States                      17.3          18.4         (5.9)
                                           ----------    ----------
    Total                                  $     71.6    $     74.0         (3.2)
                                           ==========    ==========
Average Discount Rate (A)                        2.66%         2.68%           -
Average Basic Cardmember
  Spending (dollars) (A)                   $    1,825    $    1,933         (5.6)
Average Fee per Card -
  Managed (dollars) (A)                    $       33    $       35         (5.7)
Non-Amex Brand (B):
  Cards in Force (millions)                       0.7           0.6          2.1
  Billed Business                          $      0.9    $      0.8         12.8
Travel Sales                               $      3.7    $      5.0        (26.1)
Travel Commissions and Fees/Sales (C)             8.8%          8.4%           -
Travelers Cheque:
  Sales                                    $      4.6    $      5.0         (9.2)
  Average Outstanding                      $      6.2    $      6.1          1.4
  Average Investments                      $      6.6    $      6.3          4.4
  Tax Equivalent Yield                            8.8%          9.1%           -
Managed Charge Card Receivables:
  Total Receivables                        $     24.2    $     26.4         (8.3)
  90 Days Past Due as a % of Total                3.1%          2.7%           -
  Loss Reserves (millions)                 $    1,031    $    1,004          2.7
    % of Receivables                              4.3%          3.8%           -
    % of 90 Days Past Due                         138%          139%           -
  Net Loss Ratio                                 0.39%         0.35%           -
Managed U.S. Lending:
  Total Loans                              $     31.3    $     30.2          3.6
  Past Due Loans as a % of Total:
    30-89 Days                                    2.1%          2.0%           -
    90+ Days                                      1.3%          0.9%           -
  Loss Reserves (millions):
    Beginning Balance                      $    1,077    $      820         31.4
      Provision                                   541           426         26.9
      Net Charge-Offs/Other                      (474)         (339)        39.6
                                           ----------    ----------
    Ending Balance                         $    1,144    $      907         26.2
                                           ==========    ==========
    % of Loans                                    3.7%          3.0%           -
    % of Past Due                                 107%          103%           -
  Average Loans                            $     31.5    $     28.9          9.3
  Net Write-Off Rate                              6.5%          5.1%           -
  Net Interest Yield                              9.6%          8.3%           -

(A) Computed from proprietary card activities only.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.

TRAVEL RELATED SERVICES

Travel Related Services' (TRS) net income decreased 11 percent in the first quarter of 2002 as compared to a year ago. Excluding the benefit from the elimination of goodwill amortization and the restructuring reserve write-back, net income declined 15 percent. Net revenues on a managed basis declined slightly as lower discount revenue and travel commissions and fees, reflecting continued weakness in the economy, particularly within the Corporate travel sector, were partially offset by growth in Cardmember loans outstanding. Net revenues on a GAAP basis also declined slightly compared to last year.

Discount revenue declined 4 percent as a result of lower billed business and a lower discount rate. The 3 percent decline in billed business for the three-month period ended March 31, 2002 resulted from lower spending per basic Cardmember worldwide, which was partially offset by a 4 percent increase in worldwide cards in force. For the first quarter of 2002, the decrease in volumes over the prior year improved compared to the year-over-year decrease in the fourth quarter of 2001, but was comparable to the month of December 2001. U.S. billed business decreased 2 percent reflecting 4 percent growth within the consumer card business on 10 percent higher transaction volume, a 2 percent decrease within small business services and a 16 percent decline within corporate services. U.S. non-T&E related volume categories, representing approximately 60 percent of first quarter 2002 U.S. billed business, increased
7 percent over the prior year. U.S. T&E volumes declined 13 percent for the first quarter of 2002. In the U.S., cards in force increased slightly during the quarter reflecting more selective consumer card and small business services acquisition activities during the past year in light of weakening economic conditions. Outside the U.S., cards in force rose 10 percent over the prior year on continued network card growth. Net finance charge revenue rose 29 percent on 11 percent growth in average worldwide lending balances. The yield on the U.S. portfolio increased significantly versus the prior year reflecting a decrease in the proportion of the portfolio on introductory rates and the benefit of lower funding costs, which were partially offset by the evolving mix of products toward more lower-rate offerings. Travel commissions and fees declined 22 percent on a 26 percent contraction in travel sales due to the continued effects of the weak corporate travel environment. Other revenues decreased 4 percent as somewhat higher card-related fees and larger insurance premiums were offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

The provision for losses on the lending portfolio grew as compared to the first quarter of 2001 as a result of the growth in outstanding loan balances and an increase in the U.S. lending write-off and delinquency rates. Other provision from losses increased primarily due to reserve additions related to credit exposures to travel industry service establishments. Charge card interest expense was down 39 percent due to a lower effective cost of funds and lower billed business volumes. Human resources expenses decreased 13 percent as a result of a 13 percent decline in the number of employees compared to last year, resulting primarily from reengineering efforts. Other operating expenses were up 18 percent over last year as higher costs related to Cardmember loyalty programs and the effect of investment gains in the prior year were partially offset by reengineering initiatives and cost containment efforts.

TRAVEL RELATED SERVICES

EFFECT OF SECURITIZATIONS

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS' results included Cardmember lending securitization gains of $42 million ($27 million after-tax) for both three-month periods ended March 31, 2002 and 2001. The managed basis statements of income assume that gains were offset by higher marketing and promotion and other operating expenses, and accordingly, the incremental expenses, as well as the gains, have been eliminated. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those items that are effected by securitizations. Additionally, beginning in the first quarter of 2002, TRS revised its GAAP reporting of revenues to include a separate securitization income line item.

                                                     Three Months Ended                       Three Months Ended
                                                       March 31, 2002                           March 31, 2001
                                           --------------------------------------   -------------------------------------
(Dollars in millions)                       Managed      Securitization    GAAP      Managed     Securitization   GAAP
                                             Basis           Effect        Basis      Basis          Effect       Basis
                                           --------------------------------------   -------------------------------------
Net Revenues:
  Lending Net Finance Charge Revenue        $   892          $   (487)   $   405     $   691       $     (360)   $   331
  Securitization Income                           -               383        383           -              294        294
  Other Revenues                                874              (149)       725         911              (73)       838
  Total Net Revenues                          4,452              (253)     4,199       4,465             (139)     4,326
Expenses:
  Marketing and Promotion                       301                25        326         296               25        321
  Provision for Losses and Claims:
    Charge Card                                 252                 -        252         285              (36)       249
    Lending                                     644              (298)       346         501             (214)       287
  Charge Card Interest Expense                  241                 3        244         393              (44)       349
  Net Discount Expense                            -                 -          -           -              113        113
  Other Operating Expenses                    1,412                17      1,429       1,195               17      1,212
  Total Expenses                              3,786              (253)     3,533       3,728             (139)     3,589
Pretax Income                               $   666          $      -    $   666     $   737       $        -    $   737
                                           --------------------------------------   -------------------------------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION
                             (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)

                                            March 31,    December 31,     Percentage     March 31,      Percentage
                                              2002           2001          Inc/(Dec)       2001          Inc/(Dec)
                                           ----------   --------------   ------------   -----------    -----------
Accounts Receivable, net                    $    26.2    $       28.5          (8.1)%    $     26.9           (2.9)%
Travelers Cheque Investments                $     6.8    $        6.8          (0.5)     $      6.5            4.0
U.S. Cardmember Loans                       $    15.6    $       16.9          (7.8)     $     17.5          (10.8)
Total Assets                                $    66.4    $       69.4          (4.3)     $     67.5           (1.7)
Travelers Cheques Outstanding               $     6.2    $        6.2          (0.3)     $      6.0            3.0
Short-term Debt                             $    25.3    $       31.8         (20.5)     $     32.0          (21.1)
Long-term Debt                              $     9.2    $        6.0          53.0      $      3.5              #
Total Liabilities                           $    59.4    $       62.7          (5.2)     $     60.8           (2.3)
Total Shareholder's Equity                  $     7.0    $        6.7           3.7      $      6.7            4.1
Return on Average Equity*                        20.6%           21.9%            -           33.0%              -
Return on Average Assets**                        2.1%            2.1%            -            3.1%              -

#    - Denotes a variance of more than 100%

* Computed based on the past twelve months of net income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS No. 133.
** Computed based on the past twelve months of net income and excludes the effect on Total Assets of SFAS No. 115 and SFAS No. 133 to the extent that they directly affect Shareholder's Equity.

In light of the current market environment, and as part of the company's ongoing funding activities, during the three months ended March 31, 2002, American Express Credit Corporation (Credco), a wholly-owned subsidiary of
TRS, issued approximately $2 billion of medium-term notes at fixed and floating rates with maturities of one to three years. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $14 billion at March 31, 2002 and an increase in committed bank line coverage of net short-term debt from 58% to 78%. As of March 31, 2002, Credco had the ability to issue approximately $8.0 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission. From March 31, 2002 through May 10, 2002, Credco issued an additional $2.1 billion of medium-term notes at floating rates with maturities of twelve to eighteen months.
In addition, American Express Centurion Bank, a wholly-owned subsidiary of TRS, issued approximately $340 million of medium term notes at floating rates during the first quarter of 2002.

In the first quarter of 2002, the American Express Credit Account Master Trust (the Trust) securitized $920 million of loans through the public issuance of investor certificates. The securitized assets consist primarily of loans arising in a portfolio of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. Additionally, in April 2002, the Trust securitized an additional $940 million of loans. The Trust expects to securitize an additional $920 million of loans in May 2002.

In the first quarter of 2002, the American Express Master Trust (the Master Trust) securitized $750 million of Charge Card receivables which remain on the balance sheet.

Travelers Cheque Investments increased 4 percent over the prior year primarily reflecting unrealized appreciation as a result of declining interest rates.

Short-term debt declined from March 31, 2001 and December 31, 2001, mainly reflecting lower billed business and the issuance of medium-term notes, as previously discussed.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                             Three Months Ended
(Dollars in millions)                             March 31,
                                           -----------------------    Percentage
                                              2002         2001       Inc/(Dec)
                                           ----------   ----------    ----------
Net Revenues:
  Investment Income                        $      529   $      368         43.9
  Management and Distribution Fees                597          638         (6.5)
  Other Revenues                                  308          277         11.2
                                           ----------   ----------
    Total Revenues                              1,434        1,283         11.8
  Provision for Losses and Benefits:
    Annuities                                     247          238          4.3
    Insurance                                     171          157          8.7
    Investment Certificates                        52           82        (36.8)
                                           ----------   ----------
      Total                                       470          477         (1.3)
                                           ----------   ----------
    Net Revenues                                  964          806         19.5
                                           ----------   ----------
Expenses:
  Human Resources                                 499          548         (9.0)
  Other Operating Expenses                        213          188         13.0
                                           ----------   ----------
    Total Expenses                                712          736         (3.4)
                                           ----------   ----------
Pretax Income                                     252           70            #
Income Tax Provision                               70           19            #
                                           ----------   ----------
Net Income                                 $      182   $       51            #
                                           ==========   ==========

# - Denotes a variance of more than 100%.

Note: 2001 results include charges of $182 million pretax ($132 million after-tax) reflecting losses associated with high-yield securities and $67 million pretax of additional expense reflecting an adjustment to the amortization of Deferred Acquisition Costs* (DACs) for variable insurance and annuity products.

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

AMERICAN EXPRESS FINANCIAL ADVISORS

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Dollars in millions, except where indicated)

                                              Three Months Ended
                                                   March 31,
                                            ------------------------     Percentage
                                               2002          2001         Inc/(Dec)
                                            ----------    ----------     ----------
Life Insurance in Force (billions)          $    110.9    $    100.0         11.0
Deferred Annuities in Force (billions)      $     40.4    $     43.4         (7.0)
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions           $     49.2    $     53.7         (8.3)
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                     27.2          27.4         (0.6)
      Other Owned Assets                          42.8          42.0          1.9
                                            ----------    ----------
        Total Owned Assets                        70.0          69.4          0.9
    Managed Assets                                98.6          99.8         (1.2)
    Administered Assets                           36.4          30.8         18.1
                                            ----------    ----------
      Total                                 $    254.2    $    253.7          0.2
                                            ==========    ==========
Market Appreciation (Depreciation)
 During the Period:
  Owned Assets:
    Separate Account Assets                 $     (279)   $   (5,204)           -
    Other Owned Assets                      $     (278)   $      608            -
  Total Managed Assets                      $       14    $  (16,657)           -
Cash Sales:
  Mutual Funds                              $    8,749    $    9,889        (11.5)
  Annuities                                      1,548         1,427          8.5
  Investment Certificates                          643           954        (32.5)
  Life and Other Insurance Products                184           244        (24.9)
  Institutional                                  1,815         2,506        (27.6)
  Other                                          1,028         1,955        (47.4)
                                            ----------    ----------
Total Cash Sales                            $   13,967    $   16,975        (17.7)
                                            ==========    ==========
Number of Financial Advisors                    11,502        12,052         (4.6)
Fees from Financial Plans and
  Advice Services                           $     29.7    $     27.6          7.7
Percentage of Total Sales from Financial
  Plans and Advice Services                       73.2%         73.0%           -

AMERICAN EXPRESS FINANCIAL ADVISORS

American Express Financial Advisors' (AEFA) reported net income of $182 million for the first quarter of 2002, up substantially from the same period a year ago. Net revenues increased 20 percent. These increases primarily reflect the effect of the first quarter 2001 $182 million pretax loss from the write-down and sale of certain high-yield securities. Investment income increased 44 percent. Excluding the effect of the 2001 high-yield related losses, investment income declined as higher invested assets were more than offset by a lower average yield, mostly due to the repositioning of the investment portfolio. Also included in investment income in 2001 was a decline in revenues resulting from the effect of higher depreciation in the S&P 500 on the value of options used by AEFA to hedge outstanding stock market certificates and equity indexed annuities issued to customers and linked to the S&P 500, which was offset by lower provisions. Management and distribution fees decreased 6 percent due to lower average assets under management reflecting the negative impact of weak equity market conditions. Assets managed for individuals declined one percent from prior year levels while assets managed for institutions declined eight percent for the same period.
The declines reflect market depreciation and positive net inflows within the retail channel while market depreciation and net outflows are reflected in the institutional business. Total gross cash sales were down 18 percent versus prior year as generally weak sales conditions persisted throughout the quarter. Other revenues increased 11 percent primarily due to higher life and property-casualty insurance premiums and charges and greater financial planning and advice services fees. Annuity product provisions increased due to the impact of a higher inforce level and the effect described above of depreciation in the S&P 500 on equity indexed annuities in the prior year, partially offset by a lower accrual rate. Insurance provisions rose due to higher inforce levels, partially offset by lower accrual rates. Certificate provisions decreased as higher inforce levels and the effect in the prior year on the stock market certificate product of depreciation in the S&P 500 were offset by significantly lower accrual rates.

Total expenses decreased $24 million (or 3 percent) from a year ago. Included in 2001 is a $67 million adjustment to the amortization of DACs for variable insurance and annuity products due to a steep decline in equity markets. Human resource expenses declined 9 percent reflecting lower field force compensation related costs due to fewer advisors (11,502 versus 12,052 last year) and from the benefits of reengineering and cost containment initiatives within the home office where the average number of employees was down 16 percent, partially offset by higher incentive compensation accruals. $39 million of expenses from the DAC adjustment is included in human resource expenses in the prior year. The decrease in the number of advisors versus last year reflects reduced recruiting activities over the year as AEFA worked to improve the advisor platform economics, from higher termination rates due to the weaker environment and continued efforts to eliminate unproductive advisors. New advisor additions in the coming quarters will continue to be carefully managed to ensure overall field force costs are appropriately controlled and advisor production is maximized. Other operating expenses increased 13 percent due to a higher level of investment activities related to various strategic, reengineering, technology and product development projects, and a higher minority interest related to premium deposits (this is related to a joint venture with AEB). Prior year other operating expenses include $28 million of the DAC adjustment.

AMERICAN EXPRESS FINANCIAL ADVISORS

LIQUIDITY AND CAPITAL RESOURCE

                       SELECTED BALANCE SHEET INFORMATION
                                   (Unaudited)

(Dollars in billions, except percentages)

                                 March 31,     December 31,       Percentage      March 31,      Percentage
                                   2002           2001             Inc/(Dec)        2001          Inc/(Dec)
                                -----------   --------------     ------------   ------------    ------------
Investments*                     $    33.1         $   33.6            (1.5)%    $     31.2             5.9%
Separate Account Assets          $    27.2         $   27.3            (0.4)     $     27.4            (0.6)
Total Owned Assets               $    70.0         $   71.5            (2.1)     $     69.4             0.9
Client Contract Reserves         $    32.9         $   32.8             0.5      $     31.7             4.0
Total Liabilities                $    64.7         $   66.1            (2.2)     $     64.7               -
Total Shareholder's Equity       $     5.3         $    5.4            (1.0)     $      4.7            13.1
Return on Average Equity**             3.6%             1.0%              -            17.8%              -

*    Excludes cash, derivatives, short term and other investments.
** Computed based on the past twelve months of net income and excludes the effect of SFAS No. 115 and SFAS No. 133.

Investments increased compared to March 31, 2001 primarily as a result of positive net cash flows and in part due to unrealized appreciation. High-yield investments are 5 percent of the portfolio, up from 4 percent at December 31, 2001, but down from 11 percent at March 31, 2001. Going forward, AEFA targets a level more in line with industry averages of approximately 7 percent.

Separate account assets decreased slightly from last year mainly due to market depreciation.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

                              STATEMENTS OF INCOME
                                   (Unaudited)

(Dollars in millions)

                                              Three Months Ended
                                                   March 31,
                                            -----------------------    Percentage
                                               2002         2001        Inc/(Dec)
                                            ----------   ----------    ----------
Net Revenues:
  Interest Income                           $      143   $      187       (24.0)%
  Interest Expense                                  58          122       (52.7)
                                            ----------   ----------
    Net Interest Income                             85           65        30.5
  Commissions and Fees                              50           52        (3.1)
  Foreign Exchange Income & Other Revenue           43           41         3.5
                                            ----------   ----------
    Total Net Revenues                             178          158        12.4
                                            ----------   ----------
Expenses:
  Human Resources                                   55           62       (11.3)
  Other Operating Expenses                          62           66        (6.0)
  Provision for Losses                              41           16           #
                                            ----------   ----------
    Total Expenses                                 158          144         9.9
                                            ----------   ----------
Pretax Income                                       20           14        38.2
Income Tax Provision                                 7            5        33.7
                                            ----------   ----------
Net Income                                  $       13   $        9        40.8
                                            ==========   ==========

# - Denotes a variance of more than 100%.

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Dollars in billions)                        Three Months Ended
                                                  March 31,
                                           -----------------------    Percentage
                                             2002         2001         Inc/(Dec)
                                           ----------   ----------    ----------
Assets Managed **/ Administered            $     11.8   $     10.7         9.7%
Assets of Non-Consolidated Joint
    Ventures                               $      1.9   $      2.1       (11.5)%

**  Includes assets managed by American Express Financial Advisors.

American Express Bank (AEB) reported net income of $13 million for the first quarter of 2002, up 41 percent from the same period a year ago. Net interest income rose 31 percent primarily due to lower funding costs. Commissions and fees were down 3 percent due to lower results in Corporate Banking. Human resources expenses fell 11 percent and other operating expenses fell 6 percent primarily as a result of AEB's reengineering efforts. These benefits were partially offset by higher provisions for losses, which were primarily due to higher write-offs in AEB's consumer lending portfolio in Hong Kong.

AMERICAN EXPRESS BANK

LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION
                                   (Unaudited)

(Dollars in billions, except where indicated)

                                            March 31,    December 31,    Percentage     March 31,    Percentage
                                              2002          2001          Inc/(Dec)       2001        Inc/(Dec)
                                           -----------  --------------  ------------  ------------  ------------
Total Assets                                $    11.9      $    11.9          0.2%     $    12.4          (4.3)%
Total Liabilities                           $    11.1      $    11.1          0.1      $    11.7          (4.5)
Total Shareholder's Equity (millions)       $     767      $     761          0.8      $     774          (0.8)
Return on Average Common Equity (A)              (1.4)%        (2.0)%           -            4.6%            -
Return on Average Assets (B)                    (0.08)%        (0.11)%          -           0.26%            -
Total Loans                                 $     5.3      $     5.3         (0.3)     $     5.4          (2.8)
Total Non-performing Loans (millions) (C)   $     128      $     123          4.4      $     187         (31.4)
Other Non-performing Assets (millions)      $       2      $      22        (91.2)     $      24         (91.8)
Reserve for Credit Losses (millions) (D)    $     160      $     148          8.2      $     164          (2.0)
Loan Loss Reserves as a
   Percentage of Total Loans                      2.9%           2.4%           -            2.8%            -
Deposits                                    $     8.2      $     8.4         (2.3)     $     8.5          (3.9)
Risk-Based Capital Ratios:
   Tier 1                                        10.7%          11.1%           -           10.7%            -
   Total                                         11.0%          12.2%           -           11.4%            -
Leverage Ratio                                    5.2%           5.3%           -            5.8%            -

(A) Computed based on the past twelve months of net (loss)/ income and excludes the effect on Shareholder's Equity of SFAS No. 115 and SFAS
    No. 133.
(B) Computed based on the past twelve months of net (loss)/ income and excludes the effect on total assets of SFAS No. 115 and SFAS No. 133 to the extent that they affect Shareholder's Equity.
(C) AEB defines non-performing loans as loans (other than smaller-balance homogeneous loans which may include, but are not limited to, consumer installment and residential mortgage loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when they are determined to be non-performing.
(D) Allocation (millions):

     Loans                                 $   154    $   128   $   149
     Other Assets, primarily derivatives         5          4        12
     Other Liabilities                           1         16         3
                                           -------    -------   -------
       Total Reserve for Credit Losses     $   160    $   148   $   164
                                           =======    =======   =======

AEB had loans outstanding of $5.3 billion at March 31, 2002, comparable to loans outstanding at December 31, 2001 and down from $5.4 billion at March 31, 2001. The decrease since the first quarter of 2001 resulted from an $800 million decrease in corporate banking loans and a $100 million decrease in financial institution loans, which were partially offset by a $800 million increase in consumer and private banking loans. Since December 31, 2001 corporate banking loans decreased by $250 million and financial institution loans were essentially flat, while consumer and private banking loans increased by $250 million. As of March 31, 2002 consumer and private banking loans comprised 66% of total loans versus 60% at December 31, 2001 and 50% at March 31, 2001.

Total non-performing loans of $128 million at March 31, 2002 were up from $123 million at December 31, 2001, but down from $187 million at March 31, 2001. The decrease from last year is primarily due to loan payments and write-offs, mainly in Indonesia, partially offset by net downgrades of the risk status of various loans. During the first quarter of 2002, loan payments and write-offs were more than offset by downgrades.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.3 and $8.1 billion to AEB's credit exposures at March 31, 2002 and 2001, respectively. In December 2001 and January 2002, the Argentine government mandated the conversion of dollar denominated assets into pesos and simultaneously devalued the peso. AEB's credit exposures to Argentina at March 31, 2002 were $50 million, which includes loans of $37 million.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $44 million for the three months ended March 31, 2002 which is essentially unchanged from a year ago. Included in the results for both years is a $46 million ($39 million after-tax) preferred stock dividend based on earnings from Lehman Brothers which was offset by expenses related to business building initiatives in both years. The final dividend under the terms of this security, based on Lehman's results for the six-months ended May 31, 2002, is expected to be received in July 2002.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements, which are subject to risks and uncertainties. The words "believe", "expect", "anticipate", "optimistic", "intend", "plan", "aim", "will", "should", "could" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements.

Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels; fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management and distribution fees received based on those assets; potential deterioration in the high-yield sector and other investment areas, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity, increase the growth of productive new advisors and create efficiencies in the infrastructure; AEFA's ability to roll out new and attractive products in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products; investment performance in AEFA's businesses; the success, timeliness and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the impact on the company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the company of any such attacks in the future; the company's ability to recover under its insurance policies for losses resulting from the September 11th terrorist attacks; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new Cardholders, capture a greater share of existing Cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; the ability to execute the company's global corporate services strategy, including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the company's purchasing card and other means, and further globalizing business capabilities; the ability to manage and expand Cardmember benefits, including Membership Rewards(R), in a cost effective manner; the triggering of obligations to make payments to certain co-brand partners under contractual arrangements with such parties under certain circumstances; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; a downturn in the company's businesses and/or negative changes in the company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the company's ability to restart its share repurchase program in mid-2002; increasing competition in all of the company's major businesses; fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and its other reports filed with the SEC.

                           PART II. OTHER INFORMATION

                            AMERICAN EXPRESS COMPANY



Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on April 22, 2002. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                                Votes           Votes           Votes                         Broker
                                                 For           Against         Withheld      Abstentions     Non-Votes
                                           --------------    ------------    ------------    -----------    -----------
Ratification of Ernst & Young LLP's
  selection as independent auditors         1,123,174,391      31,431,326               -      7,801,554              -

Proposal relating to an amendment to
  the American Express Company 1998
  Incentive Compensation Plan, and the
  continuation of the deduction for tax
  purposes of certain compensation
  under the Plan                              679,734,209     470,376,361               -     12,276,701         20,000

Shareholder proposal relating to
  rotating the location of the annual
  meeting of shareholders                      54,630,163     893,466,781               -     17,591,785    196,718,542

Election of Directors:
D.F. Akerson                                1,142,673,167               -      19,734,104              -              -
E.L. Artzt                                  1,141,862,810               -      20,544,461              -              -
C. Barshefsky                               1,147,618,891               -      14,788,380              -              -
W.G. Bowen                                  1,142,566,606               -      19,840,665              -              -
K.I. Chenault                               1,147,852,150               -      14,555,121              -              -
P.R. Dolan                                  1,148,246,474               -      14,160,797              -              -
F.R. Johnson                                1,142,222,668               -      20,184,603              -              -
V.E. Jordan, Jr.                            1,142,674,190               -      19,733,081              -              -
J. Leschly                                  1,148,434,120               -      13,973,151              -              -
R.A. McGinn                                 1,141,258,127               -      21,149,144              -              -
F.P. Popoff                                 1,148,043,435               -      14,363,836              -              -

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

            See Exhibit Index on page E-1 hereof.

        (b) Reports on Form 8-K:

            Form 8-K, filed January 28, 2002, Items 5 and 7, 1) reporting the Company's earnings for the quarter and year ended December 31, 2001 and including a Fourth Quarter/Full Year Earnings Supplement and 2) reporting on amendments to the By-Laws of the Company effective November 26, 2001.

            Form 8-K, dated February 6, 2002, Item 9, reporting on presentations delivered to the financial community by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, and Edward P. Gilligan, Group President, Global Corporate Services.

            Form 8-K, dated April 18, 2002, Items 5 and 7, 1) reporting the Company's earnings for the quarter ended March 31, 2002 and including a First Quarter Earnings Supplement and 2) reporting restated financial information relating to the years 1999, 2000 and 2001, for the Company and its Travel Related Services (TRS) segment revising its GAAP reporting of revenues to include a separate Securitization Income line item.

            Form 8-K, dated April 23, 2002, Item 5, announcing the Company's (and two of its subsidiaries') renegotiation of their committed credit line facilities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  AMERICAN EXPRESS COMPANY
                                               ------------------------------
                                                         (Registrant)

Date: May 14, 2002                          By /s/ Gary L. Crittenden
                                               ------------------------------
                                               Gary L. Crittenden
                                               Executive Vice President and
                                               Chief Financial Officer

Date: May 14, 2002                          By /s/ Thomas A. Iseghohi
                                               ------------------------------
                                               Thomas A. Iseghohi
                                               Senior Vice President and
                                               Comptroller
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

EXHIBIT                            DESCRIPTION

10.1 American Express 1998 Incentive Compensation Plan, as amended on April 22, 2002.

  12    Computation in Support of Ratio of Earnings to Fixed Charges.

  15    Letter re Unaudited Interim Financial Information.