Form 10-Q
period 2002-06-30
AMERICAN EXPRESS CO
filed 2002-08-13
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

                                      or

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657


                           AMERICAN EXPRESS COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)


              NEW YORK                               13-4922250
------------------------------------   --------------------------------------
   (State or other jurisdiction of      (I.R.S. Employer Identification No.)
   incorporation or organization)


   WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY        10285
-----------------------------------------------------------  ----------------
          (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code    (212) 640-2000
                                                  ---------------------------

                                     NONE
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes    X       No
                                                       -------      -------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                      Outstanding at July 31, 2002
--------------------------------------------  -------------------------------
  Common Shares (par value $.20 per share)         1,328,920,556 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                PAGE NO.
Part I.        Financial Information:

               Consolidated Statements of Income - Three months ended June 30, 2002 and 2001           1

               Consolidated Statements of Income - Six months ended June 30, 2002 and 2001             2

               Consolidated Balance Sheets - June 30, 2002 and December 31, 2001                       3

               Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001         4

               Notes to Consolidated Financial Statements                                            5-9

               Independent Accountants' Review Report                                                 10

               Management's Discussion and Analysis of Financial Condition and Results of
               Operations                                                                          11-29

Part II.       Other Information                                                                      30

                         PART I--FINANCIAL INFORMATION

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                               Three Months Ended
                                                                                    June 30,
                                                                         -----------------------------
                                                                             2002              2001
                                                                         -----------       -----------
Revenues:
    Discount revenue                                                      $ 1,997           $ 2,007
    Interest and dividends, net                                               658                12
    Management and distribution fees                                          609               623
    Net card fees                                                             429               404
    Travel commissions and fees                                               369               427
    Other commissions and fees                                                525               523
    Cardmember lending net finance charge revenue                             366               336
    Life and other insurance premiums                                         207               161
    Securitization income                                                     540               402
    Other                                                                     245               373
                                                                         -----------       -----------
      Total                                                                 5,945             5,268
                                                                         -----------       -----------

Expenses:
    Human resources                                                         1,454             1,650
    Provisions for losses and benefits:
      Annuities and investment certificates                                   277               352
      Life insurance, international banking and other                         257               193
      Charge card                                                             280               319
      Cardmember lending                                                      290               346
    Interest                                                                  277               412
    Marketing and promotion                                                   386               332
    Occupancy and equipment                                                   328               395
    Professional services                                                     484               412
    Communications                                                            128               133
    Restructuring charge                                                       (6)                -
    Disaster recovery charge                                                   (7)                -
    Other                                                                     836               571
                                                                         -----------       -----------
      Total                                                                 4,984             5,115
                                                                         -----------       -----------

Pretax income                                                                 961               153
Income tax provision (benefit)                                                278               (25)
                                                                         -----------       -----------

Net income                                                                $   683           $   178
                                                                         ===========       ===========

Earnings Per Common Share:
    Basic                                                                 $  0.52           $  0.13
                                                                         ===========       ===========
    Diluted                                                               $  0.51           $  0.13
                                                                         ===========       ===========
Average common shares outstanding for earnings per common share:
    Basic                                                                   1,325             1,321
                                                                         ===========       ===========
    Diluted                                                                 1,341             1,336
                                                                         ===========       ===========
Cash dividends declared per common share                                  $  0.08           $  0.08
                                                                         ===========       ===========

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                Six Months Ended
                                                                                    June 30,
                                                                        -------------------------------
                                                                            2002                2001
                                                                        -----------         -----------
Revenues:
    Discount revenue                                                      $  3,842           $  3,931
    Interest and dividends, net                                              1,416                623
    Management and distribution fees                                         1,206              1,261
    Net card fees                                                              852                826
    Travel commissions and fees                                                697                845
    Other commissions and fees                                               1,022              1,044
    Cardmember lending net finance charge revenue                              771                667
    Life and other insurance premiums                                          393                318
    Securitization income                                                      923                696
    Other                                                                      582                776
                                                                        -----------         -----------
       Total                                                                11,704             10,987
                                                                        -----------         -----------

Expenses:
    Human resources                                                          2,932              3,319
    Provisions for losses and benefits:
       Annuities and investment certificates                                   576                672
       Life insurance, international banking and other                         519                390
       Charge card                                                             532                568
       Cardmember lending                                                      636                633
    Interest                                                                   548                774
    Marketing and promotion                                                    748                670
    Occupancy and equipment                                                    697                766
    Professional services                                                      876                787
    Communications                                                             252                263
    Restructuring charge                                                       (19)                 -
    Disaster recovery charge                                                    (7)                 -
    Other                                                                    1,595              1,251
                                                                        -----------         -----------
       Total                                                                 9,885             10,093
                                                                        -----------         -----------

Pretax income                                                                1,819                894
Income tax provision                                                           518                178
                                                                        -----------         -----------

Net income                                                                $  1,301           $    716
                                                                        ===========         ===========

Earnings Per Common Share:
    Basic                                                                 $   0.98           $   0.54
                                                                        ===========         ===========
    Diluted                                                               $   0.97           $   0.53
                                                                        ===========         ===========

Average common shares outstanding for earnings per common share:
    Basic                                                                    1,325              1,322
                                                                        ===========         ===========
    Diluted                                                                  1,338              1,340
                                                                        ===========         ===========

Cash dividends declared per common share                                  $   0.16           $   0.16
                                                                        ===========         ===========

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)
                                  (Unaudited)

                                                                                          June 30,          December 31,
                                                                                            2002                2001
                                                                                      ---------------      -------------
ASSETS
Cash and cash equivalents                                                                $   8,903           $   7,222
Accounts receivable and accrued interest:
    Cardmember receivables, less reserves:
      2002, $1,036; 2001, $1,032                                                            23,576              25,212
    Other receivables, less reserves:
      2002, $91; 2001, $134                                                                  3,820               4,286
Investments                                                                                 47,285              46,488
Loans:
    Cardmember lending, less reserves:
      2002, $822; 2001, $831                                                                17,869              20,131
    International banking, less reserves:
      2002, $153; 2001, $130                                                                 5,427               5,155
    Other, net                                                                                 793               1,154
Separate account assets                                                                     24,569              27,334
Deferred acquisition costs                                                                   3,856               3,737
Land, buildings and equipment - at cost, less
    accumulated depreciation: 2002, $2,594;
    2001, $2,507                                                                             2,848               2,811
Other assets                                                                                 6,951               7,570
                                                                                      ---------------      -------------
    Total assets                                                                         $ 145,897           $ 151,100
                                                                                      ===============      =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                                      $  13,699           $  14,557
Travelers Cheques outstanding                                                                6,896               6,190
Accounts payable                                                                             7,300               6,820
Insurance and annuity reserves:
    Fixed annuities                                                                         20,621              19,592
    Life and disability policies                                                             5,089               4,944
Investment certificate reserves                                                              8,246               8,227
Short-term debt                                                                             18,741              31,569
Long-term debt                                                                              15,469               7,788
Separate account liabilities                                                                24,569              27,334
Other liabilities                                                                           11,477              11,542
                                                                                      ---------------      -------------
    Total liabilities                                                                      132,107             138,563
                                                                                      ---------------      -------------

Guaranteed preferred beneficial interests in
 the company's junior subordinated deferrable
 interest debentures                                                                           500                 500

Shareholders' equity:
    Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,332 million shares in 2002 and 1,331
      million shares in 2001                                                                   266                 266
    Capital surplus                                                                          5,679               5,527
    Retained earnings                                                                        7,381               6,421
    Other comprehensive (loss) income, net of tax:
      Net unrealized securities gains                                                          582                 334
      Net unrealized derivatives losses                                                       (324)               (296)
      Foreign currency translation adjustments                                                (191)               (112)
      Minimum pension liability                                                               (103)               (103)
                                                                                      ---------------      -------------
    Accumulated other comprehensive loss                                                       (36)               (177)
                                                                                      ---------------      -------------
      Total shareholders' equity                                                            13,290              12,037
                                                                                      ---------------      -------------
    Total liabilities and shareholders' equity                                           $ 145,897           $ 151,100
                                                                                      ===============      =============

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                       ------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                       2002               2001
                                                                                       -----------        -----------
Net income                                                                               $  1,301           $    716
Adjustments to reconcile net income
    to net cash provided by operating activities:
       Provisions for losses and benefits                                                   1,563              1,587
       Depreciation, amortization, deferred taxes and other                                   412                938
       Restructuring charge                                                                   (19)                 -
       Disaster recovery charge                                                                (7)                 -
       Changes in operating assets and liabilities, net of
        effects of acquisitions and dispositions:
         Accounts receivable and accrued interest                                             323                495
         Other assets                                                                          10               (235)
         Accounts payable and other liabilities                                               739                338
       Increase in Travelers Cheques outstanding                                              402                737
       Increase in insurance reserves                                                         130                103
                                                                                       -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                                   4,854              4,679
                                                                                       -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                         4,895              4,978
Maturity and redemption of investments                                                      4,104              2,813
Purchase of investments                                                                    (9,293)            (9,544)
Net increase in Cardmember loans/receivables                                               (1,523)              (189)
Cardmember loans/receivables sold to trust, net                                             4,524              2,666
Proceeds from repayment of loans                                                           12,285             13,916
Issuance of loans                                                                         (12,576)           (13,611)
Purchase of land, buildings and equipment                                                    (372)              (360)
Sale of land, buildings and equipment                                                          72                  9
Acquisitions, net of cash acquired                                                            (25)              (156)
                                                                                       -----------        -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                                   2,091                522
                                                                                       -----------        -----------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                                             (1,310)               707
Sale of annuities and investment certificates                                               3,020              2,831
Redemption of annuities and investment certificates                                        (2,029)            (2,526)
Net decrease in debt with maturities of three
    months or less                                                                        (10,341)            (4,089)
Issuance of debt                                                                           12,962              5,390
Principal payments on debt                                                                 (7,510)            (6,733)
Issuance of American Express common shares                                                    114                 60
Repurchase of American Express common shares                                                  (79)              (626)
Dividends paid                                                                               (215)              (213)
                                                                                       -----------        -----------
NET CASH USED IN FINANCING ACTIVITIES                                                      (5,388)            (5,199)
                                                                                       -----------        -----------

Effect of exchange rate changes on cash                                                       124                 (8)
                                                                                       -----------        -----------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                        1,681                 (6)

Cash and cash equivalents at beginning of period                                            7,222              8,487
                                                                                       -----------        -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                               $  8,903           $  8,481
                                                                                       ===========        ===========

                See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                             NOTES TO CONSOLIDATED
                             FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The consolidated financial statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the company or American Express) for the year ended December 31, 2001. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     Cardmember lending net finance charge revenue is presented net of interest expense of $127 million and $267 million for the second quarters of 2002 and 2001, respectively, and $254 million and $544 million for the six months ended June 30, 2002 and 2001, respectively. Interest and dividends is presented net of interest expense of $62 million and $121 million for the second quarters of 2002 and 2001, respectively, and $123 and $260 million for the six months ended June 30, 2002 and 2001, respectively, related primarily to the company's international banking operations.

     At both June 30, 2002 and December 31, 2001, cash and cash equivalents included $1.0 billion segregated in special bank accounts for the benefit of customers.

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


2.   RESTRUCTURING CHARGE

     During the third and fourth quarters of 2001, the company recorded aggregate restructuring charges of $631 million ($411 million after-tax). Excluding balance sheet charge-offs ($120 million) and cash payments made during 2001 ($51 million), the company's liability at December 31, 2001 was $460 million.

     During the first quarter of 2002, the company adjusted the prior year's aggregate restructuring charge liability by taking back into income a net pretax amount of $13 million ($8 million after-tax). This includes the reversal of severance and related benefits of $17 million, primarily caused by voluntary attrition or redeployment into open jobs, of approximately 1,700 employees whose jobs were eliminated. This was offset in part by additional net exit costs of $4 million. These exit costs include $12 million related to the exit of office facilities, including the effect of the company's decision to exit its Jersey City, New Jersey office space, reduced by a decreased liability of $8 million due to revisions to plans relating to certain travel office locations.

     During the second quarter of 2002, the company further adjusted the aggregate restructuring charge liability by taking back into income a net pretax amount of $6 million ($4 million after-tax). This includes the reversal of severance and related benefits of $18 million, primarily caused by voluntary attrition or redeployment into open jobs, of approximately 1,100 employees whose jobs were eliminated plus savings from the renegotiation of outplacement costs. This was offset in part by additional exit and facility consolidation costs of $12 million (of which $5 million related to charge-offs of building and related costs in facilities affected by the restructuring plan). These exit and facility consolidation costs include additional costs related to both domestic and international office facilities.

     All of the above activity was recorded in the Travel Related Services
     (TRS) segment. As of June 30, 2002, other liabilities include $293 million for the expected future cash outlays related to aggregate restructuring charges. In addition to employee attrition or redeployment, approximately 7,600 employees have been terminated since inception of the restructuring plan.

     The following table summarizes the company's cash payments, additional charges and liability reductions by category for the first two quarters of 2002:

     (in millions)                                 Severance         Other           Total
                                                 ------------    -----------      ----------
     Liability balance at December 31, 2001          $ 332           $ 128           $ 460
     Cash paid                                         (57)            (21)            (78)
     Additional charges                                  -              12              12
     Reductions                                        (17)             (8)            (25)
                                                 ------------    -----------      ----------
     Liability balance at March 31, 2002               258             111             369
                                                 ------------    -----------      ----------
     Cash paid                                         (60)             (5)            (65)
     Additional charges                                  -               7               7
     Reductions                                        (18)              -             (18)
                                                 ------------    -----------      ----------
     Liability balance at June 30, 2002              $ 180           $ 113           $ 293
                                                 ============    ===========      ==========

3.   INVESTMENT SECURITIES

     The following is a summary of investments at June 30, 2002 and December 31, 2001:

                                                        June 30,        December 31,
     (in millions)                                        2002              2001
                                                      -----------      -------------
     Available-for-Sale, at fair value
       (cost: 2002, $41,910; 2001, $41,650)              $42,810          $42,225
     Investment mortgage loans
       (fair value: 2002, $4,382; 2001, $4,195)            4,139            4,024
     Trading                                                 336              239
                                                      -----------      -------------
       Total                                             $47,285          $46,488
                                                      ===========      =============

     During the first and second quarters of 2001, the company recognized pretax losses of $182 million and $826 million, respectively, from the write down and sale of certain high yield securities. These losses are included in "Interest and dividends" on the Consolidated Statements of Income.


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

     As of June 30, 2002, the company had acquired identifiable intangible assets with definite lives of $142 million (net of accumulated amortization of $37 million). These intangible assets have a weighted-average remaining useful life of 6 years, and mainly reflect purchased credit card relationships and certain automated teller machine merchant contracts. The aggregate amortization expense for these intangible assets during the six months ended June 30, 2002 was $12 million. Amortization expense associated with these intangible assets is estimated to be approximately $23 million for each of the next five years.

     At both December 31, 2001 and June 30, 2002, the company had approximately $1.2 billion of net goodwill on its consolidated balance sheets. At both dates, this consisted of approximately $1.0 billion at TRS and $0.2 billion at American Express Financial Advisors (AEFA).

     The following table presents the impact to net income and earnings per common share (EPS) of goodwill amortization for the three and six months ended June 30, 2001:

     THREE MONTHS ENDED JUNE 30, 2001:

     (in millions, except per share amounts)               Net            Basic         Diluted
                                                         Income            EPS            EPS
                                                       ---------       ---------      ----------
     Reported                                              $178           $0.13          $0.13
     Add back: Goodwill amortization (after-tax)             20            0.02           0.02
                                                       ---------       ---------      ----------
     Adjusted                                              $198           $0.15          $0.15
                                                       =========       =========      ==========

     SIX MONTHS ENDED JUNE 30, 2001:

     (in millions, except per share amounts)               Net            Basic         Diluted
                                                         Income            EPS            EPS
                                                       ---------       ---------      ----------
     Reported                                              $716           $0.54          $0.53
     Add back: Goodwill amortization (after-tax)             39            0.03           0.03
                                                       ---------       ---------      ----------
     Adjusted                                              $755           $0.57          $0.56
                                                       =========       =========      ==========

5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2002 and 2001 were as follows:

                                                         Three Months Ended            Six Months Ended
                                                              June 30,                      June 30,
                                                      ----------------------       ----------------------
     (in millions)                                       2002         2001             2002         2001
                                                      ----------------------       ----------------------
     Net income                                          $683         $178           $1,301         $716
     Change in:
       Net unrealized securities gains                    432           42              248          458
       Net unrealized derivative losses                  (104)        (103)             (28)        (263)
       Foreign currency translation adjustments           (76)           -              (79)          12
                                                      ----------------------       ----------------------
     Total                                               $935         $117           $1,442         $923
                                                      ======================       ======================

6.   TAXES AND INTEREST

     Net income taxes paid during the six months ended June 30, 2002 and 2001 were approximately $432 million and $377 million, respectively. Interest paid during the six months ended June 30, 2002 and 2001 was approximately $0.8 billion and $1.4 billion, respectively.

7.   EARNINGS PER COMMON SHARE

     The computations of basic and diluted earnings per common share (EPS) for the three and six months ended June 30, 2002 and 2001 are as follows:

                                                                    Three Months Ended          Six Months Ended
     (in millions, except per share amounts)                             June 30,                   June 30,
                                                                 -----------------------     ----------------------
                                                                   2002            2001         2002          2001
                                                                 -----------------------     ----------------------
     Numerator: Net income                                       $  683          $  178       $1,301        $  716

     Denominator:
       Basic:  Weighted-average shares outstanding
         during the period                                        1,325           1,321        1,325         1,322
       Add:  Dilutive effect of Stock Options, Restricted
         Stock Awards and other dilutive securities                  16              15           13            18
                                                                 -----------------------     ----------------------
       Diluted                                                    1,341           1,336        1,338         1,340
                                                                 -----------------------     ----------------------
     Basic EPS                                                   $ 0.52          $ 0.13       $ 0.98        $ 0.54
                                                                 -----------------------     ----------------------
     Diluted EPS                                                 $ 0.51          $ 0.13       $ 0.97        $ 0.53
                                                                 -----------------------     ----------------------

8.   SEGMENT INFORMATION

     The following tables present three and six-month results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at TRS, and include provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA. AEFA's revenues for the first half of 2001 include the effect of $182 million and $826 million of losses from the write down and sale of certain high-yield securities in the first and second quarters, respectively.

     REVENUES (GAAP BASIS)                  Three Months Ended                Six Months Ended
                                                  June 30,                        June 30,
                                       ---------------------------      ----------------------------
     (in millions)                        2002              2001            2002             2001
                                       ---------------------------      ----------------------------
     Travel Related Services             $4,462            $4,496         $ 8,661           $ 8,823
     American Express
       Financial Advisors                 1,351               667           2,785             1,949
     American Express Bank                  180               159             358               317
     Corporate and Other                    (48)              (55)           (100)             (102)
                                       ---------------------------      ----------------------------
     Total                               $5,945            $5,268          $11,704          $10,987
                                       ===========================      ============================


     NET REVENUES                           Three Months Ended                Six Months Ended
       (MANAGED BASIS)                            June 30,                        June 30,
                                       ---------------------------      ----------------------------
     (in millions)                        2002              2001             2002             2001
                                       ---------------------------      ----------------------------
     Travel Related Services             $4,655            $4,644          $ 9,107          $ 9,109
     American Express
       Financial Advisors                   893               162            1,857              968
     American Express Bank                  180               159              358              317
     Corporate and Other                    (48)              (55)            (100)            (102)
                                       ---------------------------      ----------------------------
     Total                               $5,680            $4,910          $11,222          $10,292
                                       ===========================      ============================


     NET INCOME                             Three Months Ended                Six Months Ended
                                                  June 30,                        June 30,
                                       ---------------------------      ----------------------------
     (in millions)                        2002              2001             2002             2001
                                       ---------------------------      ----------------------------
     Travel Related Services               $565              $519           $1,032           $1,041
     American Express
       Financial Advisors                   145              (307)             327             (256)
     American Express Bank                   18                12               31               21
     Corporate and Other                    (45)              (46)             (89)             (90)
                                       ---------------------------      ----------------------------
     Total                                 $683              $178           $1,301           $  716
                                       ===========================      ============================


INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 2002 and the related consolidated statements of income for the three and six-month periods ended June 30, 2002 and 2001 and the consolidated statements of cash flows for the six month periods ended June 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                                       /s/ Ernst & Young LLP

New York, New York
August 8, 2002

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

This financial review is primarily presented in a format generally termed "managed basis." This is the basis used by management to evaluate operations and is consistent with general industry practice. It differs in two respects from the accompanying financial statements, which are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). First, results are presented as if there had been no asset securitizations at Travel Related Services (TRS). Second, revenues are shown net of American Express Financial Advisors' (AEFA) provisions for annuities, insurance and investment certificate products, which are essentially spread businesses.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

The company's consolidated net income and diluted earnings per share (EPS) of $683 million and $0.51 for the three-month period ended June 30, 2002 rose significantly from $178 million and $0.13, respectively, in the same period a year ago. The company's revenue and pretax income for the second quarter of 2002 included a $78 million investment loss ($50 million after-tax) related to the company's WorldCom debt holdings, largely at AEFA. The company's 2001 revenues and pretax income include the effect of $826 million of losses ($537 million after-tax) from the write-down and sale of certain high-yield securities at AEFA.

Consolidated revenues on a GAAP basis rose 13 percent in the three months ended June 30, 2002 compared to the prior year. Consolidated net revenues on a managed basis rose 16 percent due to higher Cardmember lending spreads and loan balances, greater insurance revenues, and higher revenues related to AEFA's investment portfolio. These increases were partially offset by weaker travel revenues and lower management and distribution fees. Excluding the effect of the $826 million of high-yield losses on 2001 results, GAAP basis consolidated revenues would have been down two percent and managed basis consolidated net revenues would have been down one percent.

For the three-month period ended June 30, 2002, GAAP basis consolidated expenses decreased three percent compared to a year ago. Consolidated expenses on a managed basis decreased one percent due to lower charge card funding costs, a decline in human resource expenses and the benefits of other reengineering activities and expense control initiatives. These decreases were partially offset by higher other operating expenses and increased marketing and promotion costs as compared to a year ago.

In the second quarter of 2002, the company recognized a net benefit of $6 million ($4 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001. In addition, second quarter 2002 results also include a benefit of $7 million ($4 million after-tax) related to third quarter of 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

The company's consolidated net income and EPS rose 82 percent and 83 percent, respectively, in the six-month period ended June 30, 2002 as compared to a year ago. The company's revenue and pretax income for the first half of 2002 included a $78 million investment loss ($50 million after-tax) related to the company's WorldCom debt holdings, largely at AEFA. The company's 2001 revenues and pretax income include the effect of $1,008 million of losses ($669 million after-tax) from the write down and sale of certain high-yield securities at AEFA. The company's return on equity was 15.4 percent.

On a GAAP basis, consolidated revenues rose seven percent in the six months ended June 30, 2002 compared to the prior year. Consolidated net revenues on a managed basis rose nine percent due to higher Cardmember lending spreads and loan balances, greater insurance revenues, and higher revenues related to AEFA's investment portfolio. Excluding the effect of the $1,008 million of high-yield losses on 2001 results, GAAP basis consolidated revenues would have been down two percent and managed basis consolidated net revenues would have been down one percent.

For the six-month period ended June 30, 2002, consolidated expenses on a GAAP basis declined two percent compared to the prior year. On a managed basis, consolidated expenses were relatively unchanged reflecting lower charge card funding costs, a decline in human resource expenses and the benefits of other reengineering activities and expense control initiatives. This was offset by increases in other operating expenses, higher provisions for losses and increased marketing and promotion expenses.

In the first half of 2002, the company recognized a net benefit of $19 million ($12 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001. In addition, 2002 results also include a benefit of $7 million ($4 million after-tax) related to third quarter of 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA. 2001 results included a first quarter $67 million expense increase due to an adjustment of Deferred Acquisition Costs for variable insurance and annuity products.

Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in 2002, no goodwill amortization occurred in the first half of 2002. 2001 results included goodwill amortization of $25 million ($20 million after-tax) or $0.02 per share and $50 million ($39 million after-tax) or $0.03 per share for the three and six-month periods ended June 30, respectively.

As of June 30, 2002, the company has incurred costs of approximately $140 million related to the terrorist attacks of September 11th, which are expected to be covered by insurance and, consequently, did not impact results. These include the cost of duplicate facilities and equipment associated with the relocation of the company's offices from lower Manhattan and certain other business recovery expenses. Costs associated with the damage to the company's offices, extra operating expenses and business interruption losses continue to be evaluated. As of June 2002, approximately $40 million of such costs relate to the company's portion of the repair of its headquarters building and are included in the total costs incurred to date. The company expects that a substantial portion of these losses will be covered by insurance.


OUTLOOK

The company believes its full year EPS is unlikely to exceed $2.01, which was the analyst consensus prior to its second quarter earnings release, due to several factors. First, the continuing uncertainty in the equity markets makes it difficult to provide a specific estimate. Second, the diminishing benefit of lower interest rates throughout the remainder of the year will be a factor. Third, based on current conditions, the company plans to invest more in growth initiatives during the second half of the year. Increased investment in growth initiatives are expected to come in part from reengineering savings and improved spreads which otherwise would have flowed through to earnings in the form of improved operating margins. For the full year 2002, the company continues to expect to realize over $1 billion in reengineering related benefits, including approximately $605 million of savings from restructuring plans initiated in the second half of 2001.

EXPENSING OF STOCK OPTIONS

The company announced on August 12, 2002 that it will expense all stock options the company grants, beginning with options granted in 2003. The company will adopt the fair-value-based method of recording stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." All future employee stock option grants beginning in 2003 will be expensed over the stock option vesting period based on the fair value at the date the options are granted. As previously stated at its Financial Community Meeting on July 31, 2002, the company plans to reduce the level of new stock options it grants.
A comprehensive review of the company's compensation strategy is currently underway. All elements of current compensation - cash, stock and options - are being reviewed and evaluated. To ensure total compensation remains competitive, industry benchmarking and market trends also are being reviewed. The company plans to complete the compensation review over the next several months, and make any resulting changes on a going-forward basis. Had the company adopted SFAS No. 123 for all options granted in 2002, the impact to earnings would have been $0.07 per share.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

     In August 1999 and March 2000, the company entered into agreements with a financial institution under which an aggregate 29 million company common shares at an average purchase price of $50.41 per share were purchased on behalf of the financial institution. These agreements, which partially offset the company's exposure to the effect on diluted earnings per share of outstanding in-the-money stock options issued under the company's stock option program, are separate from the company's previously authorized share repurchase program. Each of the agreements terminates after five years, at which time the company is required to deliver an amount equal to the original purchase price for the shares. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held on behalf of the financial institution or (ii) on a net cash or net share basis. During the term of these agreements, the company, on a monthly basis, issues shares or receives shares so that the value of the shares held on behalf of the financial institution equals the original purchase price for the shares. During the first six months of 2002, net settlements under the agreements resulted in the company receiving 0.8 million shares. In addition, during the term of the agreements, the company, on a monthly basis, is obligated to pay interest, in cash or company shares, on the outstanding aggregate principal amount. The company may also prepay outstanding amounts at any time prior to the end of the five-year term. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount. To the extent that the price of the company's common stock declines to levels substantially lower than current levels for a sustained period of time, thereby resulting in significant net issuances of shares under these agreements, there could be an adverse impact on diluted earnings per share. The maximum number of company common shares that could potentially be distributed pursuant to the equity-forward agreements would not exceed 170 million shares as adjusted for shares delivered by the company and shares delivered to the company.

On June 19, 2002, the company announced that it has resumed its share repurchase program. The program had been suspended at the end of the second quarter in 2001 as a result of the negative impact of the charges related to AEFA's investment portfolio on book equity. For the period ended June 30, 2002, the company repurchased 2.5 million common shares at an average price of $37.50. Since the inception of the repurchase programs in September 1994,
359.8 million common shares have been acquired under authorizations to repurchase up to 420 million shares.

In light of the current market environment, and as part of the company's ongoing funding activities, during the six months ended June 30, 2002, American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS, issued approximately $6.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years which reflects a change in the company's approach toward managing liquidity by placing a higher reliance on medium-term notes and a lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in Credco's commercial paper outstanding from $18 billion at December 31, 2001 to $10 billion at June 30, 2002. In addition, TRS, American Express Centurion Bank, a wholly-owned subsidiary of TRS, Credco, American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco, and American Express Bank have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At June 30, 2002, $0.9 billion was outstanding under this program.

Subsequent to the terrorist attacks of September 11th, the company's A+ and its subsidiaries' credit ratings were affirmed by Standard & Poor's and Fitch, two credit rating agencies. At the same time, however, each agency revised its respective rating outlook on the company and its subsidiaries from stable to negative in light of the ensuing weak climate for business and consumer travel and spending and weaker capital markets. On April 19, 2002, Fitch affirmed the company's A+ and its subsidiaries' credit ratings and revised its ratings outlook to stable from negative citing the company's diversified financial services franchise, steady operating cash flows, recurring profitability, good capitalization, and strong balance sheet liquidity.

In April 2002, the company and two subsidiaries, American Express Centurion Bank and Credco, renegotiated their committed credit line facilities. As of June 30, 2002, total available credit lines were $11.45 billion, including $1.5 billion allocated to the company and $9.35 billion allocated to Credco. As a result of an internal change in allocations on July 25, 2002, credit lines were reallocated to include $1.60 billion allocated to the company and $9.42 billion allocated to Credco. As of July 31, 2002, Credco's allocated committed bank line coverage of its net short-term debt was 111%. Credco has the right to borrow up to a maximum amount of $11.02 billion, with a commensurate reduction in the amount available to the company.
Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 130% as of July 31, 2002. These facilities expire in increments from 2003 through 2007.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                             STATEMENTS OF INCOME
                          (Unaudited, Managed Basis)

(Dollars in millions)                        Three Months Ended                         Six Months Ended
                                                   June 30,                                  June 30,
                                           -----------------------     Percentage   ------------------------     Percentage
                                             2002           2001        Inc/(Dec)      2002           2001       Inc/(Dec)
                                           --------      ---------     -----------  ---------      ---------    ------------
Net Revenues:
  Discount Revenue                         $ 1,997        $ 2,007         (0.5)%     $ 3,842        $ 3,931         (2.3)%
  Net Card Fees                                429            420          2.1           852            842          1.1
  Lending:
    Finance Charge Revenue                   1,116          1,159         (3.7)        2,215          2,279         (2.8)
    Interest Expense                           200            408        (51.0)          407            837        (51.4)
                                           --------      ---------                  ---------      ---------
      Net Finance Charge Revenue               916            751         22.0         1,808          1,442         25.4
  Travel Commissions and Fees                  369            427        (13.6)          697            845        (17.5)
  Travelers Cheque Investment Income            95            100         (5.2)          185            197         (6.5)
  Other Revenues                               849            939         (9.6)        1,723          1,852         (6.9)
                                           --------      ---------                  ---------      ---------
        Total Net Revenues                   4,655          4,644          0.2         9,107          9,109          -
                                           --------      ---------                  ---------      ---------

Expenses:
  Marketing and Promotion                      314            269         16.7           615            565          8.7
  Provision for Losses and Claims:
    Charge Card                                280            320        (12.3)          532            604        (12.0)
    Lending                                    572            564          1.3         1,216          1,065         14.2
    Other                                       37             25         47.6            85             49         74.1
                                           --------      ---------                  ---------      ---------
      Total                                    889            909         (2.2)        1,833          1,718          6.7
  Charge Card Interest Expense                 252            383        (34.2)          493            776        (36.5)
  Human Resources                              879          1,053        (16.5)        1,780          2,087        (14.7)
  Other Operating Expenses                   1,505          1,300         15.7         2,917          2,496         16.9
  Restructuring Charge                          (6)             -          -             (19)             -          -
                                           --------      ---------                  ---------      ---------
        Total Expenses                       3,833          3,914         (2.1)        7,619          7,642         (0.3)
                                           --------      ---------                  ---------      ---------
Pretax Income                                  822            730         12.6         1,488          1,467          1.4
Income Tax Provision                           257            211         21.5           456            426          6.9
                                           --------      ---------                  ---------      ---------
Net Income                                 $   565        $   519          9.0       $ 1,032        $ 1,041         (0.8)
                                           ========      =========                  =========      =========


Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing and promotion and other operating expenses. Consequently, the above managed Statements of Income for the three months ended June 30, 2002 and 2001 assume that gains of $85 million and $84 million, respectively, from lending securitizations were offset by higher marketing and promotion expense of $51 million and $51 million, respectively, and other operating expense of $34 million and $33 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. Similarly, the above managed Statements of Income for the six months ended June 30, 2002 and 2001 assume that gains of $127 million and $126 million, respectively, from lending securitizations were offset by higher marketing and promotion expense of $76 million and $76 million, respectively, and other operating expense of $51 million and $50 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated.

TRAVEL RELATED SERVICES

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                     Three Months Ended                         Six Months Ended
                                                          June 30,                                   June 30,
                                                --------------------------    Percentage  --------------------------    Percentage
                                                    2002            2001      Inc/(Dec)        2002            2001     Inc/(Dec)
                                                -----------      ---------    ----------  ----------       ---------    ----------
Total Cards in Force (millions):
  United States                                       34.8            34.6       0.5%           34.8            34.6        0.5%
  Outside the United States (A)                       21.1            19.7       7.5            21.1            19.7        7.5
                                                -----------      ---------                ----------       ---------
    Total                                             55.9            54.3       3.0            55.9            54.3        3.0
                                                ===========      =========                ==========       =========
Basic Cards in Force (millions):
  United States                                       26.7            26.9      (0.6)           26.7            26.9       (0.6)
  Outside the United States (A)                       16.1            15.0       7.3            16.1            15.0        7.3
                                                -----------      ---------                ----------       ---------
    Total                                             42.8            41.9       2.2            42.8            41.9        2.2
Card Billed Business:
  United States                                  $    58.7       $    58.8      (0.1)      $   113.0       $   114.4       (1.2)
  Outside the United States                           19.4            18.5       5.0            36.7            36.9       (0.5)
                                                -----------      ---------                ----------       ---------
    Total                                        $    78.1       $    77.3       1.1       $   149.7       $   151.3       (1.0)
                                                ===========      =========                ==========       =========
Average Discount Rate (B)                            2.65%           2.67%         -           2.66%           2.68%          -

Average Basic Cardmember Spending (dollars) (B)  $   1,993       $   1,986       0.4       $   3,818       $   3,920       (2.6)
Average Fee per Card - Managed (dollars) (B)     $      34       $      34         -       $      34       $      34          -
Non-Amex Brand (C):
  Cards in Force (millions)                            0.7             0.7       1.4             0.7             0.7        1.4
  Billed Business                                $     0.9       $     0.8       8.7       $     1.8       $     1.6       10.7
Travel Sales                                     $     4.3       $     4.9     (13.6)      $     8.0       $    10.0      (19.9)
Travel Commissions and Fees/Sales (D)                 8.7%            8.7%         -            8.7%            8.5%          -
Travelers Cheque:
  Sales                                          $     5.8       $     6.5     (10.4)      $    10.4       $    11.5       (9.9)
  Average Outstanding                            $     6.4       $     6.5      (0.7)      $     6.3       $     6.3        0.3
  Average Investments                            $     6.7       $     6.5       3.4       $     6.7       $     6.4        3.9
  Tax Equivalent Yield                                8.8%            9.0%         -            8.8%            9.0%          -
Managed Charge Card Receivables:
  Total Receivables                              $    24.6       $    26.1      (5.6)      $    24.6       $    26.1       (5.6)
  90 Days Past Due as a % of Total                    2.6%            2.9%         -            2.6%            2.9%          -
  Loss Reserves (millions)                       $   1,039       $   1,034       0.5       $   1,039       $   1,034        0.5
    % of Receivables                                  4.2%            4.0%         -            4.2%            4.0%          -
    % of 90 Days Past Due                             164%            138%         -            164%            138%          -
  Net Loss Ratio                                     0.40%           0.42%         -           0.40%           0.38%          -
Managed U.S. Lending:
  Total Loans                                    $    31.6       $    31.2       1.5       $    31.6       $    31.2        1.5
  Past Due Loans as a % of Total:
    30-89 Days                                        1.9%            1.9%         -            1.9%            1.9%          -
    90+ Days                                          1.2%            1.0%         -            1.2%            1.0%          -
  Loss Reserves (millions):
    Beginning Balance                            $   1,144       $     907      26.2       $   1,077       $     820       31.4
      Provision                                        458             495      (7.5)            999             921        8.4
      Net Charge-Offs/Other                           (481)           (443)      8.7            (955)           (782)      22.1
                                                -----------      ---------                ----------       ---------
    Ending Balance                               $   1,121       $     959      16.9       $   1,121       $     959       16.9
                                                ===========      =========                ==========       =========
    % of Loans                                        3.5%            3.1%         -            3.5%            3.1%          -
    % of Past Due                                     115%            107%         -            115%            107%          -
  Average Loans                                  $    31.8       $    30.3       5.0       $    31.6       $    29.6        6.7
  Net Write-Off Rate                                  6.2%            5.7%         -            6.3%            5.4%          -
  Net Interest Yield                                  9.8%            8.6%         -            9.9%            8.5%          -

(A) Includes proprietary cards and cards issued under network partnership agreements.
(B)  Computed from proprietary card activities only.
(C) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(D)  Computed from information provided herein.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

Travel Related Services' (TRS) net income increased nine percent in the second quarter of 2002 as compared to a year ago. Excluding the benefit of the elimination of goodwill amortization and the restructuring reserve write-back, net income increased four percent. Net revenues on a GAAP basis declined one percent reflecting the impact of the securitization of U.S. receivables on lending net finance charge revenue. Net revenues on a managed basis were up slightly as lower travel commissions and fees, reflecting continued weakness in the economy, particularly within the Corporate travel sector, and a decline in other revenues, were offset by growth in lending net finance charge revenues.

Discount revenue declined slightly compared to a year ago as a result of a one percent increase in billed business which was offset by a lower discount rate. The one percent increase in billed business resulted from a three percent growth in cards in force, which was partially offset by relatively flat spending per basic Cardmember worldwide.

U.S. billed business was flat for the three-month period as compared to the prior year reflecting four percent growth within the consumer card business on eight percent higher transaction volume, slightly lower small business services volume and a seven percent decline within Corporate Services. U.S. non-T&E related volume categories, representing approximately 61 percent of second quarter 2002 U.S. billed business, increased six percent over the prior year. U.S. T&E volumes declined seven percent.

U.S. cards in force increased one percent reflecting the impact of more selective consumer card and small business acquisition activities during the past year in light of weakening economic conditions. Outside the U.S., cards in force rose more than seven percent on continued proprietary and network card growth. Net finance charge revenue rose 22 percent on five percent growth in average worldwide lending balances. The yield on the U.S. portfolio increased significantly versus the prior year reflecting the continued benefit of lower funding costs and a decrease in the proportion of the portfolio on introductory rates, which were partially offset by the evolving mix of products toward more lower-rate offerings. Travel commissions and fees declined 14 percent on a 14 percent contraction in travel sales due to the continued effects of the weak corporate travel environment. Other revenues decreased 10 percent as larger insurance premiums were offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

Marketing and promotion expense increased 17 percent for the three-month period compared to the prior year on the continuation of the new brand advertising campaign, more loyalty marketing and a step up in selected card acquisition activities. The provision for losses on charge card products declined 12 percent on lower volume and improved past due levels. The provision for losses on the lending portfolio grew one percent over last year due to growth in outstanding loans partially offset by improving credit trends. Other provisions for losses increased 48 percent primarily due to higher travel-related insurance claims and additional reserves related to credit exposures to travel industry service establishments. Charge Card interest expense was down 34 percent as a result of a lower effective cost of funds and lower billed business volumes. Human resources expense decreased over 16 percent as a result of a lower number of employees, outsourcing and other cost containment efforts. Other operating expenses increased 16 percent due in part to the recognition of losses, primarily on internet-related strategic investments of $48 million in the second quarter of 2002, compared with gains of $46 million in the same portfolio a year ago. Higher costs related to Cardmember loyalty programs as well as the impact of the company's technology outsourcing agreement with IBM also contributed to the increase in other operating expenses. These increases were partially offset by reengineering initiatives and cost containment efforts. In addition, 2002 results include a net benefit of $6 million ($4 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

Travel Related Services' (TRS) net income decreased one percent for the six months ended June 30, 2002 compared to a year ago. Excluding the benefit of the elimination of goodwill amortization and the restructuring reserve write-back, net income decreased six percent. Net revenues on a GAAP basis declined two percent compared to the prior year reflecting the impact of the securitization of U.S. receivables on lending net finance charge revenue. Net revenues on a managed basis were relatively unchanged as lower travel commissions and fees, reflecting continued weakness in the economy, particularly within the Corporate travel sector, lower discount revenues and a decline in other revenues, were offset by growth in lending net finance charge revenues.

Discount revenue declined two percent due to a lower discount rate and a one percent decline in billed business versus the same period a year ago. The one percent decline in billed business resulted from a three percent growth in cards in force which was more than offset by a three percent decline in average spending per basic Cardmember worldwide.

For the six-month period ended June 30, 2002, U.S. billed business declined one percent reflecting four percent growth within the consumer card business on nine percent higher transaction volume, a one percent decline in small business services volume and a 12 percent decline within Corporate Services. U.S. non-T&E related volume categories, representing approximately 61 percent of 2002 U.S. billed business for the six month period ended June 30, 2002, increased seven percent over the prior year. U.S. T&E volumes declined 10 percent.

Net finance charge revenue rose 25 percent on eight percent growth in average worldwide lending balances for the six-month period ended June 30, 2002. The yield on the U.S. portfolio increased significantly reflecting the continued benefit of lower funding costs and a decrease in the proportion of the portfolio on introductory rates, which were partially offset by the evolving mix of products toward more lower-rate offerings. Travel commissions and fees declined 18 percent on a 20 percent contraction in travel sales due to the continued effects of the weak corporate travel environment. Other revenues decreased seven percent as somewhat higher card-related fees and larger insurance premiums were offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

Marketing and promotion expense increased nine percent for the six-month period compared to the prior year on the launch and continuation of the new brand advertising campaign, more loyalty marketing and a step up in selected card acquisition activities. The provision for losses on charge card products declined 12 percent on lower volume and generally stable credit trends. The provision for losses on the lending portfolio grew fourteen percent on growth in outstanding loans and a generally weaker but improving credit environment. Other provisions for losses increased 74 percent primarily due to higher travel-related insurance claims and additional reserves related to credit exposures to travel industry service establishments. Charge Card interest expense was down over 36 percent as a result of a lower effective cost of funds and lower billed business volumes. Human resources expense decreased 15 percent as a result of a lower number of employees, outsourcing and other cost containment efforts. Other operating expenses increased 17 percent due to higher Cardmember loyalty program costs, recognition of investment losses (primarily on internet-related strategic investments) of $45 million in the first six months of 2002 compared with gains of $83 million in the same portfolio last year, as well as the impact of the company's technology outsourcing agreement with IBM. These increases were partially offset by reengineering initiatives and cost containment efforts. In addition, 2002 results include a net benefit of $19 million ($12 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001.

TRAVEL RELATED SERVICES

EFFECT OF SECURITIZATIONS

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS' results included Cardmember lending securitization gains of $85 million and $84 million for the second quarters of 2002 and 2001, respectively, and $127 million and $126 million for the six months ended June 30, 2002 and 2001, respectively. Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing and promotion and other operating expenses. Consequently, the managed basis statements of income for the three months ended June 30, 2002 and 2001 assume that gains were offset by higher marketing and promotion expense of $51 million and $51 million, respectively, and other operating expense of $34 million and $33 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. Similarly, the managed basis statements of income for the six months ended June 30, 2002 and 2001 assume that gains were offset by higher marketing and promotion expense of $76 million and $76 million, respectively, and other operating expense of $51 million and $50 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those items that are effected by securitizations. Additionally, beginning in 2002, TRS revised its GAAP reporting of revenues to include a separate securitization income line item.

                                                         Three Months Ended                           Three Months Ended
                                                            June 30, 2002                                June 30, 2001
                                            -----------------------------------------    -----------------------------------------
(Dollars in millions)                         Managed       Securitization    GAAP         Managed       Securitization     GAAP
                                               Basis            Effect        Basis        Basis             Effect         Basis
                                            -----------------------------------------    -----------------------------------------
Net Revenues:
  Net Card Fees                               $  429           $     -        $  429       $  420            $  (16)       $  404
  Lending Net Finance Charge Revenue             916               (550)         366          751              (415)          336
  Securitization Income                           -                 540          540            -               402           402
  Other Revenues                                 849               (183)         666          939              (119)          820
  Total Net Revenues                           4,655               (193)       4,462        4,644              (148)        4,496
Expenses:
  Marketing and Promotion                        314                 51          365          269                51           320
  Provision for Losses and Claims:
    Charge Card                                  280                             280          320                (1)          319
    Lending                                      572               (282)         290          564              (218)          346
  Charge Card Interest Expense                   252                  4          256          383                 4           387
  Net Discount Expense                            -                               -             -               (17)          (17)
  Other Operating Expenses                     1,505                 34        1,539        1,300                33         1,333
  Total Expenses                               3,833               (193)       3,640        3,914              (148)        3,766
Pretax Income                                 $  822           $      -       $  822       $  730            $    -        $  730
                                            -----------------------------------------    -----------------------------------------

                                                           Six Months Ended                              Six Months Ended
                                                             June 30, 2002                                 June 30, 2001
                                            -----------------------------------------    -----------------------------------------
                                              Managed       Securitization    GAAP         Managed       Securitization     GAAP
                                               Basis            Effect        Basis        Basis             Effect         Basis
                                            -----------------------------------------    -----------------------------------------
Net Revenues:
  Net Card Fees                               $  852           $      -       $  852       $  842            $  (16)       $  826
  Lending Net Finance Charge Revenue           1,808             (1,037)         771        1,442              (775)          667
  Securitization Income                           -                 923          923            -               696           696
  Other Revenues                               1,723               (332)       1,391        1,852              (191)        1,661
  Total Net Revenues                           9,107               (446)       8,661        9,109              (286)        8,823
Expenses:
  Marketing and Promotion                        615                 76          691          565                76          641
  Provision for Losses and Claims:
    Charge Card                                  532                  -          532          604               (36)          568
    Lending                                    1,216               (580)         636        1,065              (432)          633
  Charge Card Interest Expense                   493                  7          500          776               (40)          736
  Net Discount Expense                            -                   -            -            -                96            96
  Other Operating Expenses                     2,917                 51        2,968        2,496                50         2,546
  Total Expenses                               7,619               (446)       7,173        7,642              (286)        7,356
Pretax Income                                 $1,488           $      -       $1,488       $1,467            $    -        $1,467
                                            -----------------------------------------    -----------------------------------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                                              SELECTED BALANCE SHEET INFORMATION
                                                  (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)

                                       June 30,      December 31,     Percentage       June 30,       Percentage
                                        2002             2001          Inc/(Dec)        2001          Inc/(Dec)
                                     -----------    -------------    ------------    -----------     ------------
Accounts Receivable, net               $  26.2         $  28.5           (8.0)%        $  28.8           (9.0)%
Travelers Cheque Investments           $   7.5         $   6.8           10.3          $   7.1            5.7
U.S. Cardmember Loans                  $  14.1         $  16.9          (16.6)         $  16.9          (16.4)
Total Assets                           $  66.6         $  69.4           (3.9)         $  71.4           (6.6)
Travelers Cheques Outstanding          $   6.9         $   6.2           11.4          $   6.9            0.5
Short-term Debt                        $  20.4         $  31.8          (35.8)         $  31.3          (34.9)
Long-term Debt                         $  13.8         $   6.0             #           $   6.3             #
Total Liabilities                      $  59.8         $  62.7           (4.5)         $  64.7           (7.4)
Total Shareholder's Equity             $   6.8         $   6.7            1.4          $   6.7            1.3
Return on Average Equity*                 21.0%           21.9%           -               32.0%           -
Return on Average Assets**                 2.2%            2.1%           -                3.0%           -

# -  Denotes a variance of more than 100%.

* Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to the extent that they directly affect Shareholder's Equity.
** Computed on a trailing 12-month basis excluding the effect on total assets of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to the extent that they directly affect Shareholder's Equity.

In light of the current market environment, and as part of the company's ongoing funding activities, during the six months ended June 30, 2002, American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS, issued approximately $6.0 billion of medium-term notes at fixed and floating rates with maturities of one to three years. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $10 billion at June 30, 2002. As of June 30, 2002, Credco had the ability to issue approximately $4.0 billion of debt securities and warrants to purchase debt securities available for issuance under a shelf registration statement filed with the Securities and Exchange Commission. In addition, American Express Centurion Bank, a wholly-owned subsidiary of TRS, issued approximately $340 million of medium term notes at floating rates during the first half of 2002.

In the first and second quarters of 2002, the American Express Credit Account Master Trust (the Trust) securitized $0.9 billion and $1.9 billion of loans, respectively, through the public issuance of investor certificates. The securitized assets consist primarily of loans arising in a portfolio of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. In July 2002, the Trust securitized an additional
$1.1 billion of loans, while $0.5 billion matured. The Trust expects to securitize an additional $720 million of loans in August 2002, while $0.5 billion will mature.

In the first and second quarters of 2002, the American Express Master Trust (the Master Trust) securitized $0.8 billion and $1.0 billion of Charge Card receivables, respectively, which remain on the balance sheet.

Accounts Receivable decreased from prior periods due to improved customer paydowns.

Travelers Cheque Investments increased over the prior year partially due to unrealized appreciation as a result of declining interest rates.

Short-term debt declined from June 30, 2001 and December 31, 2001, mainly reflecting the issuance of medium-term notes, as previously discussed.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                      Six Months Ended
(Dollars in millions)                              June 30,                                June 30,
                                           ---------------------    Percentage      ----------------------    Percentage
                                             2002         2001       Inc/(Dec)        2002          2001       Inc/(Dec)
                                           --------     --------    ----------      --------      --------    ----------
Net Revenues:
  Investment Income                        $  435       $ (246)         -   %       $  964        $  122          #   %
  Management and Distribution Fees            609          623         (2.2)         1,206         1,261         (4.4)
  Other Revenues                              307          290          6.3            615           566          8.7
                                           --------     --------                    --------      --------
    Total Revenues                          1,351          667          #            2,785         1,949         42.9
  Provision for Losses and Benefits:
    Annuities                                 245          255         (3.7)           492           492          0.2
    Insurance                                 181          152         19.2            352           309         13.9
    Investment Certificates                    32           98        (67.4)            84           180        (53.4)
                                           --------     --------                    --------      --------
      Total                                   458          505         (9.1)           928           981         (5.3)
                                           --------     --------                    --------      --------
    Total Net Revenues                        893          162          #            1,857           968         91.8
                                           --------     --------                    --------      --------
Expenses:
  Human Resources                             493          496         (0.6)           992         1,044         (5.0)
  Other Operating Expenses                    205          174         18.3            418           361         15.6
  Disaster Recovery Charge                    (7)           -           -               (7)         -             -
                                           --------     --------                    --------      --------
    Total Expenses                            691          670          3.3          1,403         1,405         (0.2)
                                           --------     --------                    --------      --------
Pretax Income (Loss)                          202         (508)         -              454          (437)         -
Income Tax Provision (Benefit)                 57         (201)         -              127          (181)         -
                                           --------     --------                    --------      --------
Net Income (Loss)                          $  145       $ (307)         -           $  327        $ (256)         -
                                           ========     ========                    ========      ========


# - Denotes a variance of more than 100%.

Note: 2002 investment income includes a $78 million investment loss related to WorldCom debt holdings, $71 million of which impacted AEFA's pretax income ($46 million after-tax) and $7 million of which accrued to American Express Bank (AEB) through its share of the premium deposit joint venture. 2001 investment income includes charges of $1,008 million pretax ($669 million after-tax), of which $826 million pretax ($537 million after-tax) was recognized in the second quarter, reflecting losses associated with high-yield securities. 2001 results also include a first quarter $67 million expense increase due to an adjustment of deferred acquisition costs (DAC) for variable insurance and annuity products. DACs are the costs of acquiring new business, which are deferred and amortized according to a schedule that reflects a number of factors, the most significant of which are the anticipated profits and persistency of the product. The amortization schedule must be adjusted periodically to reflect changes in those factors.

AMERICAN EXPRESS FINANCIAL ADVISORS

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                   Three Months Ended                        Six Months Ended
                                                         June 30,                                June 30,
                                                  ----------------------   Percentage     ----------------------   Percentage
                                                    2002          2001      Inc/(Dec)       2002          2001      Inc/(Dec)
                                                  --------      --------   ----------     --------      --------   ----------

Life Insurance in Force (billions)                $  114.2      $  102.3      11.6 %      $  114.2      $  102.3      11.6 %
Deferred Annuities in Force (billions)            $   41.3      $   43.5      (5.0)       $   41.3      $   43.5      (5.0)
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions                 $   46.5      $   54.3     (14.3)       $   46.5      $   54.3     (14.3)
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                         24.6          28.9     (14.9)           24.6          28.9     (14.9)
      Other Owned Assets                              44.4          41.6       6.7            44.4          41.6       6.7
                                                  --------      --------                  --------      --------
        Total Owned Assets                            69.0          70.5      (2.2)           69.0          70.5      (2.2)
    Managed Assets                                    89.7         104.0     (13.8)           89.7         104.0     (13.8)
    Administered Assets                               32.9          33.0      (0.5)           32.9          33.0      (0.5)
                                                  --------      --------                  --------      --------
      Total                                       $  238.1      $  261.8      (9.1)       $  238.1      $  261.8      (9.1)
                                                  ========      ========                  ========      ========
Market Appreciation (Depreciation)
 During the Period:
  Owned Assets:
    Separate Account Assets                       $ (2,675)     $  1,248       -          $ (2,954)     $ (3,956)      -
    Other Owned Assets                            $    516      $    229       -          $    238      $    837       -
  Total Managed Assets                            $ (9,123)     $  4,552       -          $ (9,109)     $(12,105)      -
Cash Sales:
  Mutual Funds                                    $  8,940      $  8,394       6.5        $ 17,689      $ 18,284      (3.3)
  Annuities                                          2,054         1,406      46.1           3,602         2,833      27.2
  Investment Certificates                            1,186         1,017      16.7           1,830         1,970      (7.1)
  Life and Other Insurance Products                    175           233     (25.0)            358           477     (25.0)
  Institutional                                        376         1,265     (70.3)          2,191         3,772     (41.9)
  Other                                              1,504         1,058      42.1           2,532         3,012     (15.9)
                                                  --------      --------                  --------      --------
Total Cash Sales                                  $ 14,235      $ 13,373       6.4        $ 28,202      $ 30,348      (7.1)
                                                  ========      ========                  ========      ========
Number of Financial Advisors                        11,360        11,646      (2.5)         11,360        11,646      (2.5)
Fees from Financial Plans and
  Advice Services                                 $   30.0      $   29.7       1.0        $   59.7      $   57.3       4.2
Percentage of Total Sales from Financial
  Plans and Advice Services                           72.7 %        72.3 %     -              72.9 %        72.6 %     -

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002

American Express Financial Advisors' (AEFA) reported net income of $145 million for the three-month period ended June 30, 2002 compared with a net loss of $307 million for the same period a year ago. Net revenues of $893 million are up substantially from $162 million a year ago. Net revenues increased primarily due to higher investment income, which reflects the effect on 2001 of the $826 million pretax loss ($537 million after-tax) from the write-down and sale of certain high-yield securities, lower provisions, higher distribution fees from higher sales levels and higher insurance premiums, partially offset by reduced management fees from lower average managed asset levels.

Investment income increased substantially due to the effect of the investment portfolio losses on 2001, as discussed above. Excluding this effect, investment income declined as higher invested assets were more than offset by the investment loss of $78 million on WorldCom debt ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture), a lower average yield and the effect of higher depreciation this year in the S&P 500 on the value of options used by AEFA to hedge outstanding stock market certificates and equity indexed annuities issued to customers and linked to the S&P 500, which was offset in the related provisions.

Management and distribution fees decreased two percent in the three-month period ended June 30, 2002 as compared to the prior year. These decreases were primarily the result of lower average assets under management, reflecting the negative impact of weak equity market conditions, partially offset by higher distribution fees due to higher sales levels. The decline in managed assets during the second quarter reflects market depreciation as well as net outflows within both the retail channel and the institutional business. Total gross cash sales were up six percent as sales improvement in the retail channel offset weaker institutional sales levels. Other revenues increased six percent primarily due to higher life and property-casualty insurance premiums and charges and slightly higher financial planning and advice services fees.

Annuity product provisions decreased four percent in the three-month period, as the impact of a higher inforce level was more than offset by lower accrual rates and the effect described above of depreciation in the S&P 500 on equity indexed annuities. Insurance provisions increased 19 percent due to higher inforce levels, partially offset by lower accrual rates. Certificate provisions decreased 67 percent as higher inforce levels were more than offset by significantly lower accrual rates and the effect on the stock market certificate product of depreciation in the current year in the S&P 500.

Total expenses increased $21 million (or three percent) for the three-month period as compared to a year ago. Human resource expenses declined one percent as higher field force compensation-related costs due to higher sales volumes were more than offset by reengineering, cost containment, and outsourcing initiatives within the home office. Other operating expenses increased 18 percent in the three-month period due to a higher level of investment activities related to various strategic, reengineering, technology and product development projects, the impact of the technology outsourcing agreement with IBM, and a higher minority interest related to a premium deposits joint venture (with AEB). Second quarter 2002 results also include a pretax benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2002

AEFA reported net income of $327 million for the six-month period ended June
30, 2002 compared with a net loss of $256 million for the same period a year ago. Net revenues were $1,857 million, up 92 percent over the prior year. Net revenues increased primarily due to higher investment income, which reflects the effect on 2001 of the $1,008 million pretax loss ($669 million after-tax) from the write-down and sale of certain high-yield securities, lower provisions, and higher life and property-casualty insurance premiums and charges. These increases were partially offset by lower investment income on investment portfolio products, reflecting the impact of portfolio repositioning activities, and reduced management fees from lower average managed asset levels.

Excluding the effect of the 2001 high-yield related losses, investment income declined as higher invested assets were more than offset by the investment loss of $78 million on WorldCom debt ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture) and a lower average yield, mostly due to repositioning of the portfolio. Also included is the effect of higher depreciation this year in the S&P 500 on the value of options used by AEFA to hedge outstanding stock market certificates and equity indexed annuities issued to customers and linked to the S&P 500, which was offset in the related provisions.

Management and distribution fees decreased four percent in the six-month period ended June 30, 2002 as compared to the prior year. This decrease was primarily the result of lower average assets under management, reflecting the negative impact of weak equity market conditions. Assets managed for both individuals and institutions declined 14 percent from prior year levels. The decline reflects market depreciation and net outflows. The year-over-year comparison reflects net inflows within the retail channel, which were more than offset by net outflows in the institutional business. Total gross cash sales were down seven percent as generally weak sales conditions in the first quarter of 2002 more than offset the sales increases in the second quarter. Other revenues increased nine percent primarily due to higher life and property-casualty insurance premiums and charges and greater financial planning and advice services fees.

Annuity product provisions were essentially the same for the six-month period as compared to the prior year as the impact of a higher inforce level was offset by lower accrual rates. Also included is the effect described above of depreciation in the S&P 500 on equity indexed annuities. Insurance provisions increased 14 percent due to higher inforce levels, partially offset by lower accrual rates. Certificate provisions decreased 53 percent as higher inforce levels were more than offset by significantly lower accrual rates and the effect on the stock market certificate product of depreciation in the current year in the S&P 500.

For the six months ended June 30, 2002, total expenses declined slightly versus the same period a year ago. Included in 2001 results is a first quarter $67 million expense increase due to an adjustment to the factors used in the amortization of DAC for variable insurance and annuity products due to a decline in equity markets. Human resource expenses declined five percent. This decrease is primarily due to the 2001 DAC adjustment of which $39 million is included in human resource expenses. In addition, higher incentive compensation expenses were more than offset by the benefits of reengineering, cost containment, and outsourcing initiatives within the home office where the average number of employees was down 15 percent. Other operating expenses increased 16 percent due to a higher level of investment activities related to various strategic, reengineering, technology and product development projects, the impact of the technology outsourcing agreement with IBM, and a higher minority interest related to a premium deposits joint venture (with AEB). Prior year other operating expenses include $28 million of the DAC adjustment. 2002 results also include a pretax benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.


IMPACT OF RECENT MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity market levels and other market-based events. Two areas in particular involve DAC and structured investments. Each quarter management evaluates various factors, and makes certain assumptions based on those factors, to determine the proper amortization schedule for AEFA's DAC, including mortality rates, product persistency rates, maintenance expense levels, interest margins, and market performance with respect to variable products. Changes in these factors can affect management's assumptions in various ways. Depending on the direction and magnitude of the changes they can increase or decrease
DAC expense levels and results of operations in any particular quarter. Similarly, the value of AEFA's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans, respectively), which are held by AEFA through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The valuation of these investments assumes high levels of defaults through 2002, relative to historical default rates. Persistency or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would benefit future results of operations.


LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION
                                   (Unaudited)

(Dollars in billions, except percentages)

                                  June 30,   December 31,   Percentage   June 30,    Percentage
                                    2002        2001         Inc/(Dec)     2001       Inc/(Dec)
                                  --------   ------------   ----------   --------    ----------

Investments*                       $ 33.9      $ 33.6           0.8 %     $ 32.0         5.8 %
Separate Account Assets            $ 24.6      $ 27.3         (10.1)      $ 28.9       (14.9)
Total Owned Assets                 $ 69.0      $ 71.5          (3.5)      $ 70.5        (2.2)
Client Contract Reserves           $ 34.0      $ 32.8           3.6       $ 32.1         5.8
Total Liabilities                  $ 63.3      $ 66.1          (4.3)      $ 65.9        (4.0)
Total Shareholder's Equity         $  5.7      $  5.4           5.9       $  4.6        24.8
Return on Average Equity**           12.1%        1.0%          -            5.4%        -


*    Excludes cash, derivatives, short term and other investments.
** Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Investments increased compared to June 30, 2001 primarily as a result of positive net cash flows and in part due to unrealized appreciation. High-yield investments are six percent of the portfolio, up from four percent at December 31, 2001 but down from eight percent at June 30, 2001. Going forward, AEFA continues to target a high-yield level of approximately seven percent.

Separate account assets decreased from prior year as well as from December 31, 2001 mainly due to market depreciation.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                              STATEMENTS OF INCOME
                                   (Unaudited)

(Dollars in millions)                              Three Months Ended                     Six Months Ended
                                                        June 30,                               June 30,
                                                   -------------------    Percentage     -------------------    Percentage
                                                    2002         2001      Inc/(Dec)      2002         2001      Inc/(Dec)
                                                   ------       ------    ----------     ------       ------    ----------
Net Revenues:
  Interest Income                                  $ 149        $ 182       (18.6)%      $ 292        $ 370       (21.3)%
  Interest Expense                                    60          110       (45.8)         118          233       (49.5)
                                                   ------       ------                   ------       ------
    Net Interest Income                               89           72        23.1          174          137        26.6
  Commissions and Fees                                53           51         3.5          103          103         0.2
  Foreign Exchange Income & Other Revenue             38           36         7.9           81           77         5.5
                                                   ------       ------                   ------       ------
    Total Net Revenues                               180          159        13.4          358          317        12.9
                                                   ------       ------                   ------       ------
Expenses:
  Human Resources                                     60           62        (3.1)         115          125        (7.2)
  Other Operating Expenses                            55           65       (15.4)         117          130       (10.7)
  Provision for Losses                                38           14         #             79           30         #
                                                   ------       ------                   ------       ------
    Total Expenses                                   153          141         8.4          311          285         9.1
                                                   ------       ------                   ------       ------
Pretax Income                                         27           18        53.6           47           32        46.7
Income Tax Provision                                   9            6        49.5           16           11        41.9
                                                   ------       ------                   ------       ------
Net Income                                         $  18        $  12        55.5        $  31        $  21        49.2
                                                   ======       ======                   ======       ======

# Denotes variance of more than 100%.

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Dollars in billions)                              Three Months Ended                     Six Months Ended
                                                        June 30,                               June 30,
                                                   -------------------    Percentage     -------------------    Percentage
                                                    2002         2001      Inc/(Dec)      2002         2001      Inc/(Dec)
                                                   ------       ------    ----------     ------       ------    ----------
Assets Managed */ Administered                     $ 12.4       $ 11.1       11.0 %      $ 12.4       $ 11.1       11.0 %
Assets of Non-Consolidated Joint
    Ventures                                       $  1.9       $  2.0       (8.0)%      $  1.9       $  2.0       (8.0)%

*  Includes assets managed by American Express Financial Advisors.


American Express Bank (AEB) reported net income of $18 million and $31 million for the three and six months ended June 30, 2002, respectively, compared with net income of $12 million and $21 million for the same periods a year ago. Net revenues increased 13% in both periods primarily due to lower funding costs. Results for both periods reflect lower human resources and other operating expenses due to a lower employee level and reduced costs due to reengineering activities. These benefits were offset by higher provisions for losses, which were primarily due to higher write-offs in the consumer lending portfolio in Hong Kong.

AMERICAN EXPRESS BANK

LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION
                                   (Unaudited)

(Dollars in billions, except where                  June 30,    December 31,  Percentage    June 30,    Percentage
indicated)                                            2002          2001      Inc/(Dec)      2001        Inc/(Dec)
                                                    --------    ------------  ----------    --------    ----------

Total Assets                                         $ 12.0        $ 11.9        1.0%       $ 12.3        (2.3)%
Total Liabilities                                    $ 11.2        $ 11.1        0.6        $ 11.5        (2.8)
Total Shareholder's Equity (millions)                $  812        $  761        6.8        $  767         5.9
Return on Average Common Equity (A)                    (0.4)%        (2.0)%      -             5.2 %       -
Return on Average Assets (B)                          (0.02)%       (0.11)%      -            0.30 %       -
Total Loans                                          $  5.6        $  5.3        5.6        $  5.5         1.3
Total Non-performing Loans (millions) (C)            $  121        $  123       (1.7)       $  159       (24.4)
Other Non-performing Assets (millions)               $    2        $   22      (91.1)       $    4       (54.5)
Reserve for Credit Losses (millions) (D)             $  160        $  148        7.8        $  130        22.7
Loan Loss Reserves as a
   Percentage of Total Loans                            2.8 %         2.4 %      -             2.3 %       -
Total Personal Financial Services (PFS)
   Loans                                             $  1.8        $  1.6        7.9        $  1.4        26.1
30+ Days Past Due PFS Loans as a % of Total             4.6 %         4.5 %      -             4.3 %       -
Deposits                                             $  8.7        $  8.4        4.0        $  8.5         3.3
Risk-Based Capital Ratios:
   Tier 1                                              10.1 %        11.1 %      -            10.4 %       -
   Total                                               10.6 %        12.2 %      -            11.1 %       -
Leverage Ratio                                          5.2 %         5.3 %      -             5.8 %       -

(A) Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
(B) Computed on a trailing 12-month basis excluding the effect on total assets of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," to the extent they directly affect Shareholder's Equity.
(C) AEB defines non-performing loans as loans (other than smaller-balance homogeneous loans which may include, but are not limited to, consumer installment and residential mortgage loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined or when a loan becomes 120 or 180 days past due, depending on loan type.
(D)   Allocation (millions):

           Loans                                      $ 153          $ 128                  $ 126
           Other Assets, primarily derivatives            6              4                      3
           Other Liabilities                              1             16                      1
                                                      -----          -----                  -----
             Total Reserve for Credit Losses          $ 160          $ 148                  $ 130
                                                      =====          =====                  =====

AEB had loans outstanding of $5.6 billion at June 30, 2002, up from $5.3 billion at December 31, 2001 and $5.5 billion at June 30, 2001. The increase since the second quarter of 2001 resulted from a $850 million decrease in corporate banking loans which was more than offset by a $150 million increase in financial institution loans and a $800 million increase in consumer and private banking loans. Since December 31, 2001, corporate banking loans decreased by $400 million, financial institution loans increased $200 million and consumer and private banking loans increased by $500 million. As of June 30, 2002, consumer and private banking loans comprised 66% of total loans versus 60% at December 31, 2001 and 53% at June 30, 2001.

Total non-performing loans of $121 million at June 30, 2002 decreased from $123 million at December 31, 2001 and $159 million at June 30, 2001. The decrease from prior year is primarily due to loan payments and write-offs, mainly in Indonesia and India, partially offset by net downgrades of the risk status of various loans. During the first half of 2002, loan payments and write-offs were also partially offset by downgrades.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.4 and $7.6 billion to AEB's credit exposures at June 30, 2002 and 2001, respectively. In December 2001 and January 2002, the Argentine government mandated the conversion of dollar denominated assets into pesos and simultaneously devalued the peso. AEB's credit exposures to Argentina at June 30, 2002 were $42 million, which includes loans of $28 million.


CORPORATE AND OTHER

Corporate and Other reported net expenses of $45 million and $89 million for the three and six months ended June 30, 2002, respectively, compared with net expenses of $46 million and $90 million in the same periods a year ago. The six-month results for both years include a preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses related to business building initiatives in both years. The final dividend under the terms of this security of $23 million ($20 million after-tax) was received in July 2002 and will be reflected in income in the third quarter of 2002.


ACCOUNTING DEVELOPMENTS

In June 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Generally, SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized as incurred, whereas EITF Issue No. 94-3 required such a liability to be recognized at the time that an entity committed to an exit plan. The company is currently evaluating the provisions of the new rule, which is effective for exit or disposal activities that are initiated after December 31, 2002. The new rule will primarily affect the company if and when management commits to future exit or disposal plans.


FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the company's revenues; the company's ability to grow its business and meet or exceed its return on equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability to increase investment spending in the second half of 2002, which will depend in part on the equity markets and other factors effecting revenues, and the ability to capitalize on such investments to improve business metrics; fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, management and distribution fees received based on those assets, and the amount of amortization of DAC; potential deterioration in AEFA's high-yield and other investments, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity, increase the growth of productive new advisors and create efficiencies in the infrastructure; AEFA's ability to roll out new and attractive products in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products; investment performance in AEFA's businesses; the success, timeliness and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the impact on the company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the company of any such attacks in the future; the company's ability to recover under its insurance policies for losses resulting from the September 11th terrorist attacks; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new Cardholders, capture a greater share of existing Cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; the ability to execute the company's global corporate services strategy, including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the company's purchasing card and other means, and further globalizing business capabilities; the ability to manage and expand Cardmember benefits, including Membership Rewards-Registered Trademark-, in a cost effective manner; the triggering of obligations to make payments to certain co-brand partners and merchants under contractual arrangements with such parties under certain circumstances; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; a downturn in the company's businesses and/or negative changes in the company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; increasing competition in all of the company's major businesses; fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; the outcome of accounting proposals related to the consolidation of special purpose entities, including those involving collateralized debt obligations and structured loan trusts the company manages and/or invests in, which could impact both the company's balance sheet and results of operations; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and its other reports filed with the SEC.

                          PART II. OTHER INFORMATION

                           AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

              Three putative class action lawsuits were filed in the United States District Court for the Southern District of New York. The first two lawsuits, ADAM CRAIG SLAYTON AND ANDREW KEITH SLAYTON V. AMERICAN EXPRESS COMPANY, KENNETH I. CHENAULT, HARVEY GOLUB, DAVID R. HUBERS AND JAMES M. CRACCHIOLO, and THE BROWN FAMILY TRUST V. AMERICAN EXPRESS COMPANY, KENNETH I. CHENAULT, HARVEY GOLUB, DAVID R. HUBERS AND JAMES M. CRACCHIOLO were filed on July 17, 2002. The third lawsuit, ATLAS EQUITIES V. AMERICAN EXPRESS COMPANY, KENNETH I. CHENAULT, HARVEY GOLUB, DAVID R. HUBERS AND JAMES M. CRACCHIOLO was filed July 23, 2002. These three lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 time frame. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys fees and costs, and interest. The company believes that it has meritorious defenses to this suit and intends to defend this case vigorously.

              In June 2002, British Airways filed an action in the United States District Court for the Southern District of New York captioned BRITISH AIRWAYS PLC V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. The action arose over British Airways' decision not to accept any credit or charge cards (including the American Express card) in the United Kingdom for payment of "corporate net fares", which are privately negotiated fares with corporations. British Airways' decision has the effect of requiring corporate customers who wish to use credit or charge cards for UK corporate net fares to purchase tickets through travel agents and pay a surcharge. The company believes that British Airways' action is a material breach of its Merchant Agreement with the company. British Airways' complaint asks the court for a declaration of whether its conduct is proper. British Airways' complaint also seeks unspecified monetary damages, interest, costs and attorney's fees. American Express has filed an Answer and Counterclaim to the British Airways' complaint seeking unspecified monetary damages, interest, punitive damages, costs, attorney's fees, and injunctive relief. The company believes that it has meritorious defenses to this suit and intends to defend the case vigorously.

         The matter described below was previously reported in the company's Form 10-K for the year ended December 31, 2001.

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

              In order to have a binding settlement on all potential class members, plaintiffs' counsel filed a Class Action Complaint in Federal Court in Washington D.C., in January 2002. The proposed settlement agreement was filed with the court shortly thereafter. In June 2002, the Court gave final approval to the settlement and the matter is now resolved.


Item 2.  Changes in Securities and use of Proceeds

         (a)  Not applicable.

         (b)  Not applicable.

         (c) In August 1999 and March 2000, the company entered into agreements with a financial institution under which an aggregate 29 million company common shares were purchased on behalf of the financial institution at an average purchase price of $50.41 per share. Each of the agreements terminates after five years, at which time the company is required to deliver an amount equal to the original purchase price for the shares. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held on behalf of the financial institution, or (ii) on a net cash or net share basis. During the term of these agreements, the company, on a monthly basis, issues shares or receives shares so that the value of the shares held on behalf of the financial institution equals the original purchase price for the shares. The company may prepay outstanding amounts at any time prior to the end of the five-year term. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount.

              In connection with these agreements, the company issued, during the second quarter of 2002, 43,753 common shares on May 3, 2002 and 4,258,030 common shares on July 3, 2002. In addition, in May 2002, 1,211,953 shares were returned to the company, resulting in a net issuance of 3,089,830 common shares during the second quarter. The issuances of common shares were exempt from registration under the Securities Act of 1933 pursuant to
              Section 4(2) thereof, as a transaction not involving a public offering.

         (d)  Not applicable.


Item 4.  Submission of Matters to a Vote of Security Holders

         For information relating to the matters voted upon at the company's annual meeting for shareholders held on April 22, 2002, see Item 4 on page 25 of the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, which is incorporated herein by reference.


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

              Form 8-K, dated June 19, 2002, Item 5, announcing the resumption of the company's share repurchase program.

              Form 8-K, dated June 27, 2002, Item 5, announcing a write down of WorldCom, Inc. securities held by the company and the company's expectations relating to earnings for the quarter ended June 30, 2002.

              Form 8-K, dated July 22, 2002, Items 5 and 7, reporting the company's earnings for the quarter ended June 30, 2002 and including a Second Quarter Earnings Supplement.

              Form 8-K, dated July 22, 2002, Item 5, announcing the election of Robert D. Walter to its Board of Directors.

              Form 8-K, dated July 31, 2002, Item 9, reporting certain information from presentations to the financial community on July 31, 2002 by Ken Chenault, Chairman and Chief Executive Officer of the company, and Gary Crittenden, Executive Vice President and Chief Financial Officer of the company.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMERICAN EXPRESS COMPANY
                                                 (Registrant)




         Date:  August 12, 2002             By  /s/ Gary L. Crittenden
                                                ----------------------------
                                                Gary L. Crittenden
                                                Executive Vice President and
                                                Chief Financial Officer







         Date:  August 12, 2002             By  /s/ Thomas A. Iseghohi
                                                -----------------------------
                                                Thomas A. Iseghohi
                                                Senior Vice President and
                                                Comptroller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:


Exhibit                     Description
-------                     -----------
12             Computation in Support of Ratio of Earnings to Fixed Charges.

15             Letter re Unaudited Interim Financial Information.

99.1           Certification of Kenneth I. Chenault pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2           Certification of Gary L. Crittenden pursuant to 18 U.S.C.
               Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.