Form 10-Q
period 2002-09-30
AMERICAN EXPRESS CO
filed 2002-11-13
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

                   CLASS                     OUTSTANDING AT OCTOBER 31, 2002
 Common Shares (par value $.20 per share)         1,314,319,373 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                                 PAGE NO.
                                                                                                                 --------

Part I.                   Financial Information:

                          Item 1. Financial Statements

                                Consolidated Statements of Income - Three months ended September 30, 2002 and
                                2001                                                                                    1

                                Consolidated Statements of Income - Nine months ended September 30, 2002 and
                                2001                                                                                    2

                                Consolidated Balance Sheets - September 30, 2002 and December 31, 2001                  3

                                Consolidated Statements of Cash Flows - Nine months ended September 30,
                                2002 and 2001                                                                           4

                                Notes to Consolidated Financial Statements                                            5-9

                                Independent Accountants' Review Report                                                 10

                           Item 2.  Management's Discussion and Analysis of Financial Condition and Results
                                    of Operations                                                                   11-31

                           Item 4.  Controls and Procedures                                                            32


Part II.                   Other Information:                                                                          34

                           Item 1.  Legal Proceedings                                                                  34

                           Item 2.  Change in Securities and Use of Proceeds                                           34

                           Item 6.  Exhibits and Reports on Form 8-K                                                   35


PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                               September 30,
                                                                           -------------------
                                                                            2002         2001
                                                                           --------    -------

    Revenues:
       Discount revenue                                                   $1,967       $1,870
       Interest and dividends, net                                           759          736
       Management and distribution fees                                      551          595
       Net card fees                                                         439          423
       Travel commissions and fees                                           342          358
       Other commissions and fees                                            538          517
       Cardmember lending net finance charge revenue                         332          362
       Life and other insurance premiums                                     198          173
       Securitization income                                                 500          352
       Other                                                                 281          338
                                                                          --------    -------
         Total                                                             5,907        5,724
                                                                          --------    -------

    Expenses:
       Human resources                                                     1,414        1,540
       Provisions for losses and benefits:
         Annuities and investment certificates                               305          313
         Life insurance, international banking and                           258          247
         other
         Charge card                                                         191          284
         Cardmember lending                                                  319          302
       Interest                                                              264          385
       Marketing and promotion                                               403          327
       Occupancy and equipment                                               349          398
       Professional services                                                 521          413
       Communications                                                        126          125
       Restructuring charges                                                  (2)         326
       Disaster recovery charge                                                -           90
       Other                                                                 800          620
                                                                          --------    -------
         Total                                                             4,948        5,370
                                                                          --------    -------

    Pretax income                                                            959          354
    Income tax provision                                                     272           56
                                                                          --------    -------

    Net income                                                            $  687       $  298
                                                                          ========    =======

    Earnings per Common Share:
       Basic                                                              $ 0.52       $ 0.23
                                                                          ========    =======
       Diluted                                                            $ 0.52       $ 0.22
                                                                          ========    =======

    Average common shares outstanding for earnings per common share:
       Basic                                                               1,323        1,324
                                                                          ========    =======
       Diluted                                                             1,330        1,335
                                                                          ========    =======

    Cash dividends declared per common share                              $ 0.08       $ 0.08
                                                                          ========    =======

               See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)


                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                             ---------------------------
                                                                               2002                2001
                                                                             ------------    -----------

      Revenues:
          Discount revenue                                                    $  5,809          $  5,801
          Interest and dividends, net                                            2,175             1,360
          Management and distribution fees                                       1,757             1,856
          Net card fees                                                          1,291             1,248
          Travel commissions and fees                                            1,039             1,203
          Other commissions and fees                                             1,560             1,561
          Cardmember lending net finance charge revenue                          1,103             1,029
          Life and other insurance premiums                                        591               490
          Securitization income                                                  1,423             1,048
          Other                                                                    863             1,115
                                                                              ------------    -----------
             Total                                                              17,611            16,711
                                                                              ------------    -----------

      Expenses:
          Human resources                                                        4,346             4,859
          Provisions for losses and benefits:
             Annuities and investment certificates                                 881               985
             Life insurance, international banking and other                       777               638
             Charge card                                                           723               852
             Cardmember lending                                                    955               935
          Interest                                                                 812             1,159
          Marketing and promotion                                                1,151               997
          Occupancy and equipment                                                1,046             1,164
          Professional services                                                  1,397             1,200
          Communications                                                           378               388
          Restructuring charges                                                    (21)              326
          Disaster recovery charge                                                  (7)               90
          Other                                                                  2,395             1,870
                                                                              ------------    -----------
             Total                                                              14,833            15,463
                                                                              ------------    -----------

      Pretax income                                                              2,778             1,248
      Income tax provision                                                         790               234
                                                                              ------------    -----------

      Net income                                                              $  1,988          $  1,014
                                                                              ============    ===========

      Earnings per Common Share:
          Basic                                                               $   1.50          $   0.77
                                                                              ============    ===========
          Diluted                                                             $   1.49          $   0.76
                                                                              ============    ===========

      Average common shares outstanding for earnings per common share:
          Basic                                                                  1,324             1,323
                                                                              ============    ===========
          Diluted                                                                1,334             1,338
                                                                              ============    ===========

      Cash dividends declared per common share                                $   0.24          $   0.24
                                                                              ============    ===========


               See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)
                                  (Unaudited)


                                                                                      September 30,       December 31,
      ASSETS                                                                               2002                2001
                                                                                     ---------------    --------------

      Cash and cash equivalents                                                        $  7,993            $  7,222
      Accounts receivable and accrued interest:
          Cardmember receivables, less reserves:
            2002, $939; 2001, $1,032                                                     23,201              25,212
          Other receivables, less reserves:
            2002, $108; 2001, $134                                                        4,529               4,286
      Investments                                                                        49,254              46,488
      Loans:
          Cardmember lending, less reserves:
            2002, $861; 2001, $831                                                       18,851              20,131
          International banking, less reserves:
            2002, $156; 2001, $130                                                        5,373               5,155
          Other, net                                                                        790               1,154
      Separate account assets                                                            21,070              27,334
      Deferred acquisition costs                                                          3,869               3,737
      Land, buildings and equipment - at cost, less
          accumulated depreciation: 2002, $2,608;
          2001, $2,507                                                                    2,870               2,811
      Other assets                                                                        7,533               7,570
                                                                                     ---------------    --------------
          Total assets                                                                 $145,333            $151,100
                                                                                     ===============    ==============

      LIABILITIES AND SHAREHOLDERS' EQUITY
      Customers' deposits                                                              $ 14,135            $ 14,557
      Travelers Cheques outstanding                                                       6,746               6,190
      Accounts payable                                                                    6,848               6,820
      Insurance and annuity reserves:
          Fixed annuities                                                                22,316              19,592
          Life and disability policies                                                    5,168               4,944
      Investment certificate reserves                                                     8,612               8,227
      Short-term debt                                                                    19,173              31,569
      Long-term debt                                                                     14,722               7,788
      Separate account liabilities                                                       21,070              27,334
      Other liabilities                                                                  12,065              11,542
                                                                                     ---------------    --------------
          Total liabilities                                                             130,855             138,563
                                                                                     ---------------    --------------

      Guaranteed preferred beneficial interests in
       the company's junior subordinated deferrable
       interest debentures                                                                  500                 500

      Shareholders' equity:
          Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,325 million shares in 2002 and 1,331
            million shares in 2001                                                          265                 266
          Capital surplus                                                                 5,667               5,527
          Retained earnings                                                               7,571               6,421
          Other comprehensive income (loss), net of tax:
            Net unrealized securities gains                                               1,131                 334
            Net unrealized derivatives losses                                              (402)               (296)
            Foreign currency translation adjustments                                       (151)               (112)
            Minimum pension liability                                                      (103)               (103)
                                                                                     ---------------    --------------
          Accumulated other comprehensive income (loss)                                     475                (177)
                                                                                     ---------------    --------------
            Total shareholders' equity                                                   13,978              12,037
                                                                                     ---------------    --------------
          Total liabilities and shareholders' equity                                   $145,333            $151,100
                                                                                     ===============    ==============


               See notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)


                                                                                              Nine Months Ended
                                                                                               September 30,
                                                                                     ---------------------------------
      CASH FLOWS FROM OPERATING ACTIVITIES                                                2002                 2001
                                                                                     ---------------    --------------

      Net income                                                                     $   1,988            $   1,014
      Adjustments to reconcile net income
          to net cash provided by operating activities:
             Provisions for losses and benefits                                          2,269                2,411
             Depreciation, amortization, deferred taxes and other                          456                1,160
             Restructuring charge                                                          (21)                 326
             Disaster recovery charge                                                       (7)                  90
             Changes in operating assets and liabilities, net of
              effects of acquisitions and dispositions:
               Accounts receivable and accrued interest                                   (398)                 478
               Other assets                                                               (491)                 951
               Accounts payable and other liabilities                                       99               (1,940)
             Increase in Travelers Cheques outstanding                                     555                  497
             Increase in insurance reserves                                                190                  165
                                                                                     ---------------    --------------
      NET CASH PROVIDED BY OPERATING ACTIVITIES                                          4,640                5,152
                                                                                     ---------------    --------------

      CASH FLOWS FROM INVESTING ACTIVITIES
      Sale of investments                                                                9,267                8,360
      Maturity and redemption of investments                                             6,070                4,796
      Purchase of investments                                                          (16,471)             (14,092)
      Net (increase) decrease in Cardmember loans/receivables                           (2,292)                 983
      Cardmember loans/receivables sold to trust, net                                    4,339                2,715
      Proceeds from repayment of loans                                                  19,497               19,239
      Issuance of loans                                                                (19,559)             (18,669)
      Purchase of land, buildings and equipment                                           (582)                (568)
      Sale of land, buildings and equipment                                                113                   13
      Acquisitions, net of cash acquired                                                   (55)                (161)
                                                                                     ---------------    --------------
      NET CASH PROVIDED BY INVESTING ACTIVITIES                                            327                2,616
                                                                                     ---------------    --------------

      CASH FLOWS FROM FINANCING ACTIVITIES
      Net decrease in customers' deposits                                                 (661)                (783)
      Sale of annuities and investment certificates                                      7,344                4,248
      Redemption of annuities and investment certificates                               (4,307)              (3,536)
      Net decrease in debt with maturities of three
          months or less                                                                (9,501)              (3,416)
      Issuance of debt                                                                  15,263                8,376
      Principal payments on debt                                                       (11,282)             (10,122)
      Issuance of American Express common shares                                           124                   71
      Repurchase of American Express common shares                                        (542)                (626)
      Dividends paid                                                                      (321)                (320)
                                                                                     ---------------    --------------
      NET CASH USED IN FINANCING ACTIVITIES                                             (3,883)              (6,108)
                                                                                     ---------------    --------------

      Effect of exchange rate changes on cash                                             (313)                (287)
                                                                                     ---------------    --------------

      NET INCREASE IN CASH AND CASH EQUIVALENTS                                            771                1,373

      Cash and cash equivalents at beginning of period                                   7,222                8,487
                                                                                     ---------------    --------------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $   7,993            $   9,860
                                                                                     ===============    ==============


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

   Cardmember lending net finance charge revenue is presented net of interest expense of $124 million and $234 million for the third quarters of 2002 and 2001, respectively, and $378 million and $766 million for the nine months ended September 30, 2002 and 2001, respectively. Interest and dividends is presented net of interest expense of $65 million and $105 million for the third quarters of 2002 and 2001, respectively, and $188 million and $364 million for the nine months ended September 30, 2002 and 2001, respectively, related primarily to the company's international banking operations.

   At September 30, 2002 and December 31, 2001, cash and cash equivalents included $1.1 billion and $1.0 billion, respectively, segregated in special bank accounts for the benefit of customers.

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


2. RESTRUCTURING CHARGES

   During the third and fourth quarters of 2001, the company recorded aggregate restructuring charges of $631 million ($411 million after-tax). After recording balance sheet charge-offs ($120 million) and cash payments made during 2001 ($51 million), the company's liability at December 31, 2001 was $460 million.

   During the nine months ended September 30, 2002, the company adjusted the prior year's aggregate restructuring charge liability by taking back into income a net pretax amount of $25 million ($16 million after-tax). This is comprised of the reversal of severance and related benefits of $53 million, primarily caused by voluntary attrition or redeployment into open jobs of approximately 3,700 employees whose jobs were eliminated, partially offset by additional net exit costs of $28 million. These net exit costs include $37 million of additional costs relating to certain domestic and international office facilities, a $14 million reduction primarily due to revisions to plans relating to certain travel office locations and $5 million in charge-offs of building and related costs in facilities affected by the restructuring plan.

   Adjustment activity in the first half of 2002 resulted in an increase to pretax income of $19 million, all of which was recorded in the Travel Related Services (TRS) segment.

   During the three months ended September 30, 2002, the company recognized a net benefit of $2 million ($1 million after-tax) primarily related to activity at the American Express Bank (AEB) segment. AEB reversed $6 million ($3 million after-tax) of 2001 charges and, due to an additional review of operations, recorded a restructuring charge of $4 million ($2 million after-tax). This 2002 charge consisted of $2 million of severance costs and $2 million of other costs. Third quarter adjustments to TRS' restructuring charges included a $13 million reversal of severance benefits and a $13 million increase in other costs, resulting in no net impact to operating results.

   As of September 30, 2002, other liabilities include $222 million for the expected future cash outlays related to aggregate restructuring charges recorded. In addition to employee attrition or redeployment, approximately 9,000 employees have been terminated since inception of the restructuring plans.

   The following table summarizes the company's cash payments, additional charges and liability reductions by category for the first three quarters of 2002:


     (in millions)                                             Severance                     Other                     Total
                                                             --------------             --------------             --------------

     Liability balance at December 31, 2001                       $332                        $128                      $460
     Cash paid                                                     (57)                        (21)                      (78)
     Additional charges                                              -                          12                        12
     Reductions                                                    (17)                         (8)                      (25)
                                                             --------------             --------------             --------------
     Liability balance at March 31, 2002                           258                         111                       369
                                                             --------------             --------------             --------------
     Cash paid                                                     (60)                         (5)                      (65)
     Additional charges                                              -                           7                         7
     Reductions                                                    (18)                          -                       (18)
                                                             --------------             --------------             --------------
     Liability balance at June 30, 2002                            180                         113                       293
                                                             --------------             --------------             --------------
     Cash paid                                                     (53)                        (16)                      (69)
     Additional charges                                              2                          20                        22
     Reductions                                                    (18)                         (6)                      (24)
                                                             --------------             --------------             --------------
     Liability balance at September 30, 2002                      $111                        $111                      $222
                                                             ==============             ==============             ==============



3. INVESTMENT SECURITIES

   The following is a summary of investments at September 30, 2002 and December 31, 2001:


                                                                                  September 30,             December 31,
     (in millions)                                                                     2002                      2001
                                                                                ----------------          ----------------

     Available-for-Sale, at fair value
       (cost: 2002, $42,980; 2001, $41,650)                                         $44,762                   $42,225
     Investment mortgage loans
       (fair value: 2002, $4,530; 2001, $4,195)                                       4,071                     4,024
     Trading                                                                            421                       239
                                                                                ----------------          ----------------
       Total                                                                        $49,254                   $46,488
                                                                                ================          ================


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

   As of September 30, 2002, the company had acquired identifiable intangible assets with definite lives of $135 million (net of accumulated amortization of $43 million). These intangible assets have a weighted-average remaining useful life of 6 years, and mainly reflect purchased credit card relationships and certain automated teller machine merchant contracts. The aggregate amortization expense for these intangible assets during the nine months ended September 30, 2002 was $18 million. Amortization expense associated with these intangible assets is estimated to be approximately $23 million for each of the next five years.

   Net goodwill was approximately $1.2 billion at both September 30, 2002 and December 31, 2001. At both dates, this consisted of approximately $1.0 billion at TRS and $0.2 billion at American Express Financial Advisors
   (AEFA).

   The following table presents the impact to net income and earnings per common share (EPS) of goodwill amortization for the three and nine months ended September 30, 2001:

   THREE MONTHS ENDED SEPTEMBER 30, 2001:


     (in millions, except per share amounts)                                     Net              Basic           Diluted
                                                                               Income              EPS              EPS
                                                                              --------          --------         --------

     Reported                                                                    $298             $0.23            $0.22
     Add back: Goodwill amortization (after-tax)                                   19              0.01             0.02
                                                                              --------          --------         --------
     Adjusted                                                                    $317             $0.24            $0.24
                                                                              ========          ========         ========


   NINE MONTHS ENDED SEPTEMBER 30, 2001:

     (in millions, except per share amounts)                                     Net              Basic           Diluted
                                                                               Income              EPS              EPS
                                                                              --------          --------         --------
     Reported                                                                  $1,014             $0.77            $0.76
     Add back: Goodwill amortization (after-tax)                                   58              0.04             0.04
                                                                              --------          --------         --------
     Adjusted                                                                  $1,072             $0.81            $0.80
                                                                              ========          ========         ========


5. COMPREHENSIVE INCOME

   Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the company, it is the sum of net income and changes in (i) unrealized gains or losses on available-for-sale securities, (ii) unrealized gains or losses on derivatives and (iii) foreign currency translation adjustments. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2002 and 2001 were as follows:


                                                                           Three Months Ended             Nine Months Ended
                                                                              September 30,                 September 30,
                                                                         ----------------------       ----------------------
     (in millions)                                                          2002         2001             2002         2001
                                                                         ----------------------       ----------------------

     Net income                                                           $  687       $  298           $1,988       $1,014
     Change in:
       Net unrealized securities gains                                       549          441              797          899
       Net unrealized derivative losses                                      (78)        (182)            (106)        (445)
       Foreign currency translation adjustments                               40           10              (39)          22
                                                                         ----------------------       ----------------------
     Total                                                                $1,198       $  567           $2,640       $1,490
                                                                         ======================       ======================


6. TAXES AND INTEREST

   Net income taxes paid during the nine months ended September 30, 2002 and 2001 were approximately $758 million and $470 million, respectively. Interest paid during the nine months ended September 30, 2002 and 2001 was approximately $1.3 billion and $1.9 billion, respectively.

7. EARNINGS PER COMMON SHARE

   The computations of basic and diluted earnings per common share (EPS) for the three and nine months ended September 30, 2002 and 2001 are as follows:


                                                                          Three Months Ended                 Nine Months Ended
                                                                            September 30,                      September 30,
                                                                       ------------------------          ------------------------
     (in millions, except per share amounts)                             2002            2001                2002          2001
                                                                       ------------------------          ------------------------

     Numerator: Net income                                             $  687          $  298              $1,988        $1,014

     Denominator:
       Basic:  Weighted-average shares outstanding
         during the period                                              1,323           1,324               1,324         1,323
       Add:  Dilutive effect of stock options, restricted
         stock awards and other dilutive securities                         7              11                  10            15
                                                                       ------------------------          ------------------------
       Diluted                                                          1,330           1,335               1,334         1,338
                                                                       ------------------------          ------------------------
     Basic EPS                                                         $ 0.52          $ 0.23              $ 1.50        $ 0.77
                                                                       ------------------------          ------------------------
     Diluted EPS                                                       $ 0.52          $ 0.22              $ 1.49        $ 0.76
                                                                       ------------------------          ------------------------


   Stock options having an exercise price greater than the average market price of the company's common shares for each period presented are excluded from the computation of EPS, because the effect would be antidilutive. The number of these excluded stock options for the three months ended September 30, 2002 and 2001 was 123 million and 91 million, respectively, and for the nine months ended September 30, 2002 and 2001 was 102 million and 61 million, respectively.


8. SEGMENT INFORMATION

   The following tables present three and nine-month results for the company's operating segments, based on management's internal reporting structure. Net revenues (managed basis) exclude the effect of securitizations at TRS, and include provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA. AEFA's revenues for the first nine months of 2001 include the effect of $182 million and $826 million of losses from the write down and sale of certain high-yield securities in the first and second quarters, respectively. 2001 net income for the three and nine-month periods included after-tax restructuring charges of $127 million for TRS, $41 million for AEFA, $57 million for AEB and $7 million for Corporate and Other. Additionally, 2001 net income for the three and nine-month periods included after-tax one-time costs and waived customer fees of $57 million for TRS and one-time costs of $8 million for AEFA resulting from the September 11th terrorist attacks.


     REVENUES (GAAP BASIS)                                        Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                               -------------------------             --------------------------
     (in millions)                                               2002              2001                  2002             2001
                                                               -------------------------             --------------------------

     Travel Related Services                                   $4,395            $4,228               $13,056          $13,051
     American Express Financial Advisors                        1,388             1,392                 4,173            3,341
     American Express Bank                                        199               165                   557              481
     Corporate and Other                                          (75)              (61)                 (175)            (162)
                                                               -------------------------             --------------------------
     Total                                                     $5,907            $5,724               $17,611          $16,711
                                                               =========================             ==========================


     NET REVENUES                                                 Three Months Ended                      Nine Months Ended
       (MANAGED BASIS)                                               September 30,                          September 30,
                                                               -------------------------             --------------------------
     (in millions)                                               2002              2001                  2002             2001
                                                               -------------------------             --------------------------
     Travel Related Services                                   $4,673            $4,466               $13,780          $13,575
     American Express Financial Advisors                          901               908                 2,758            1,876
     American Express Bank                                        199               165                   557              481
     Corporate and Other                                          (75)              (61)                 (175)            (162)
                                                               -------------------------             --------------------------
     Total                                                     $5,698            $5,478               $16,920          $15,770
                                                               =========================             ==========================


     NET INCOME                                                   Three Months Ended                      Nine Months Ended
                                                                     September 30,                          September 30,
                                                               -------------------------             --------------------------
     (in millions)                                               2002              2001                  2002             2001
                                                               -------------------------             --------------------------
     Travel Related Services                                     $553              $248                $1,585           $1,289
     American Express Financial Advisors                          152               145                   479             (110)
     American Express Bank                                         25               (43)                   56              (22)
     Corporate and Other                                          (43)              (52)                 (132)            (143)
                                                               -------------------------             --------------------------
     Total                                                       $687              $298                $1,988           $1,014
                                                               =========================             ==========================

   INDEPENDENT ACCOUNTANTS' REVIEW REPORT

   The Shareholders and Board of Directors
   American Express Company

   We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 2002 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2002 and 2001 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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


                                                   /s/Ernst & Young LLP

   New York, New York
   November 5, 2002

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This financial review is primarily presented in a format generally termed "managed basis." This is the basis used by management to evaluate operations and is consistent with general industry practice. It differs in two respects from the accompanying financial statements, which are prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP). First, results are presented as if there had been no asset securitizations at Travel Related Services (TRS). Second, revenues are shown net of American Express Financial Advisors' (AEFA) provisions for annuities, insurance and investment certificate products, which are essentially spread businesses. All numbers below are presented on a managed basis unless otherwise specified as GAAP basis.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30,
2002

The company's consolidated net income and diluted earnings per share (EPS) of $687 million and $0.52 for the three-month period ended September 30, 2002 rose significantly from $298 million and $0.22, respectively, in the same period a year ago. The company's 2001 results included a restructuring charge of $352 million pretax ($232 million after-tax) and one-time costs and waived customer fees of $98 million pretax ($65 million after-tax) resulting from the September 11th terrorist attacks. Excluding the effect of these items, net income for the quarter increased 15 percent.

Compared to the prior year, consolidated net revenues on a GAAP basis increased three percent. Consolidated net revenues on a managed basis increased four percent due to greater discount revenues, higher lending spreads and loan balances, larger insurance revenues, higher distribution fees and higher revenues related to AEFA's investment portfolio. This growth was partially offset by weaker travel revenues and lower management fees.

GAAP basis consolidated expenses decreased eight percent and consolidated expenses on a managed basis decreased seven percent compared to a year ago. Excluding the impact of the 2001 restructuring charge and one-time costs noted above, GAAP basis and managed basis consolidated expenses both increased one percent due to higher other operating expenses and increased marketing and promotion costs which were partially offset by lower charge card funding costs, a decline in human resource expenses, reduced provision costs and the benefits of other reengineering activities and expense control initiatives. In addition, 2002 expenses include a net $44 million expense increase related to Deferred Acquisition Costs (DAC) at AEFA. For a further discussion of DAC, see the following AEFA section of MD&A.

Due to the adoption of Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets," in 2002, no goodwill amortization occurred in 2002. Results and EPS included goodwill amortization of $25 million ($19 million after-tax) or $0.02 per share for the three-month period ended September 30, 2001.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30,
2002

The company's consolidated net income and EPS rose 96 percent as compared to a year ago. The company's 2001 revenues and pretax income included $1,008 million of losses ($669 million after-tax) from the write down and sale of certain high-yield securities at AEFA. 2001 results also included a restructuring charge of $352 million pretax ($232 million after-tax) and one-time costs and waived customer fees of $98 million pretax ($65 million after-tax) resulting from the September 11th terrorist attacks. On a trailing 12-month basis, the company's return on equity was 18.1 percent.

Compared to the prior year, consolidated net revenues on a GAAP basis increased five percent and consolidated net revenues on a managed basis increased seven percent due to higher lending spreads and loan balances, larger insurance revenues, and higher revenues related to AEFA's investment portfolio. Excluding the effect of AEFA's high-yield losses on 2001 results, GAAP basis consolidated net revenues decreased one percent and managed basis consolidated net revenues increased one percent.

GAAP basis consolidated expenses declined four percent compared to the prior year and on a managed basis, consolidated expenses declined three percent. Excluding the impact of the 2001 restructuring charge and one-time costs noted above, consolidated expenses on a GAAP and managed basis were relatively unchanged from the prior year reflecting a decline in human resource expenses, lower charge card funding costs, and the benefits of other reengineering activities and expense control initiatives offset by increases in other operating expenses, increased marketing and promotion expenses and higher provisions for losses. In addition, 2002 expenses include a third quarter net $44 million expense increase related to DAC at AEFA. Similarly, 2001 results included $67 million in expenses due to a first quarter adjustment of DAC for variable insurance and annuity products.

In the first nine months of 2002, the company recognized a net benefit of $21 million ($14 million after-tax) primarily related to net adjustments to the restructuring charge reserve established during the second half of 2001. This net benefit includes a 2002 $4 million ($2 million after-tax) reserve established at American Express Bank (AEB). 2002 results also include a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA.

Results and EPS included goodwill amortization of $75 million ($58 million after-tax) or $0.04 per share for the nine-month period ended September 30, 2001.

As of September 30, 2002, the company has incurred costs of approximately $169 million related to the terrorist attacks of September 11th, which are expected to be substantially covered by insurance and, consequently, did not impact results. These include the cost of duplicate facilities and equipment associated with the relocation of the company's offices from lower Manhattan and certain other business recovery expenses. Costs associated with the damage to the company's offices, extra operating expenses and business interruption losses continue to be evaluated. As of September 2002, approximately $54 million of such costs relate to the company's portion of the repair of its headquarters building and are included in the total costs incurred to date of the $169 million noted above.


OUTLOOK

The company plans to invest more in growth initiatives during the remainder of 2002. This increased investment is expected to come in part from improved funding costs and reengineering benefits which otherwise would have flowed through to earnings in the form of improved operating margins. As a result, the company continues to expect that its full year 2002 EPS is likely not to exceed $2.01, based on current conditions. For the full year 2002, the company continues to expect to realize over $1 billion in reengineering related benefits, including approximately $605 million of savings from restructuring plans initiated in the second half of 2001. The increase in planned marketing and promotion spending is expected to improve business metrics starting in late 2002 and into 2003. This expected improvement, as well as business prospects generally, is subject to the direction of the economy and the added uncertainty regarding a possible war in Iraq and other geopolitical events.

The company's long-term targets continue to be 12 to 15 percent growth in earnings per share, return on equity of 18 to 20 percent and revenue growth of at least eight percent, on average and over time. These long-term targets are reliant on certain industry growth characteristics on average and over time, including growth in spending on charge and credit cards between six and ten percent and appreciation in the S&P 500 of eight percent.


EXPENSING OF STOCK OPTIONS

As previously announced, the company will adopt the fair-value-based method of recording compensatory stock options contained in Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based
Compensation." Beginning in 2003, the company will expense employee stock options over the stock option vesting period based on the fair value at the date the options are granted. As previously stated at its

Financial Community Meeting on July 31, 2002, the company plans to reduce the level of new stock options it grants. Had the company adopted SFAS No. 123 for all compensatory options granted in 2002, the full year impact to earnings would have been $0.07 per share.


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

In August 1999 and March 2000, the company entered into agreements with a financial institution under which an aggregate 29.5 million company common shares at an average purchase price of $50.41 per share were purchased on behalf of the financial institution. These agreements, which partially offset the company's exposure to the effect on diluted earnings per share of outstanding in-the-money stock options issued under the company's stock option program, are separate from the company's previously authorized share repurchase program. Each of the agreements terminates after five years, at which time the company is required to deliver an amount equal to the original purchase price for the shares. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held on behalf of the financial institution or (ii) on a net cash or net share basis. During the term of these agreements, the company, on a monthly basis, issues shares or receives shares so that the value of the shares held on behalf of the financial institution equals the original purchase price for the shares. During the first nine months of 2002, net settlements under the agreements resulted in the company issuing 5.1 million shares. The company has the right to terminate these agreements at any time upon full settlement.
The company may prepay outstanding amounts at any time prior to the end of the five-year term, and from time to time may make such prepayments in lieu of, or in addition to, its share repurchase program, which either or together would be expected to have the same effect on outstanding shares as a purchase under the share repurchase program. The same elections are applicable to settlements of periodic costs and fees. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount. In October 2002, the company elected to prepay an additional
$200 million of the aggregate outstanding amount. To the extent that the price of the company's common stock declines to levels substantially lower than current levels for a sustained period of time, thereby resulting in significant net issuances of shares under these agreements, there could be an adverse impact on basic or diluted earnings per share. The maximum number of company common shares that could potentially be distributed pursuant to the equity-forward agreements would not exceed 102.9 million shares as adjusted for shares delivered by the company and shares delivered to the company.

On June 19, 2002, the company announced that it has resumed its share repurchase program. The program had been suspended at the end of the second quarter in 2001 as a result of the negative impact of the charges related to AEFA's investment portfolio on book equity. During the nine-month period ended September 30, 2002, the company repurchased 15.8 million common shares at an average price of $34.33. Since the inception of the repurchase programs in September 1994, 373 million common shares have been acquired through September 30, 2002 under authorizations to repurchase up to 420 million shares. Additionally, 6.5 million shares were delivered to the company as a result of the October 2002 prepayment noted above.

At September 30, 2002, the parent company had approximately $3.6 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, TRS, American Express Centurion Bank (a wholly-owned subsidiary of TRS), American Express Credit Corporation (Credco), American Express Overseas Credit Corporation Limited (a wholly-owned subsidiary of Credco), and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At September 30, 2002, $0.9 billion was outstanding under this program. For a further discussion of TRS' liquidity, see the following TRS section of MD&A.

In April 2002, the company and two subsidiaries, American Express Centurion Bank and Credco, renegotiated their committed credit line facilities. As of September 30, 2002, total available credit lines were $11.45 billion, including $1.00 billion allocated to the company and $10.02 billion allocated to Credco. As of September 30, 2002, Credco's allocated committed bank line coverage of its net short-term debt was 103%. Credco has the right to borrow up to a maximum amount of $11.02 billion, with a commensurate reduction in the amount available to the company. Based on this maximum amount of available borrowing, Credco's committed bank line coverage of its net short-term debt would have been 114% as of September 30, 2002. These facilities expire in increments from 2003 through 2007.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                           STATEMENTS OF INCOME
                        (Unaudited, Managed Basis)


(Dollars in millions)                           Three Months Ended                           Nine Months Ended
                                                  September 30,         Percentage              September 30,        Percentage
                                             ----------------------                      ----------------------
                                                2002          2001      Inc/(Dec)            2002          2001      Inc/(Dec)
                                             ---------    ---------    -----------       ---------     ---------    -----------

Net Revenues:
  Discount Revenue                            $1,967        $1,870          5.2%          $ 5,809       $ 5,801          0.1%
  Net Card Fees                                  439           423          3.9             1,291         1,265          2.0
  Lending:
    Finance Charge Revenue                     1,134         1,187         (4.4)            3,349         3,466         (3.3)
    Interest Expense                             222           358        (37.8)              629         1,195        (47.3)
                                             ---------    ---------                      ---------     ---------
      Net Finance Charge Revenue                 912           829         10.0             2,720         2,271         19.8
  Travel Commissions and Fees                    342           358         (4.3)            1,039         1,203        (13.6)
  Travelers Cheque Investment Income              96           103         (5.6)              281           300         (6.2)
  Other Revenues                                 917           883          3.5             2,640         2,735         (3.5)
                                             ---------    ---------                      ---------     ---------
        Total Net Revenues                     4,673         4,466          4.6            13,780        13,575          1.5
                                             ---------    ---------                      ---------     ---------

Expenses:
  Marketing and Promotion                        389           298         31.0             1,004           863         16.4
  Provision for Losses and Claims:
    Charge Card                                  191           284        (32.4)              723           888        (18.5)
    Lending                                      610           573          6.5             1,826         1,638         11.5
    Other                                         38            34          8.2               123            83         46.8
                                             ---------    ---------                      ---------     ---------
      Total                                      839           891         (5.8)            2,672         2,609          2.4
  Charge Card Interest Expense                   245           365        (32.7)              738         1,141        (35.3)
  Human Resources                                871           987        (11.8)            2,651         3,074        (13.8)
  Other Operating Expenses                     1,531         1,335         14.6             4,448         3,831         16.1
  Restructuring Charges                            -           195            -               (19)          195            -
  Disaster Recovery Charge                         -            79            -                 -            79            -
                                             ---------    ---------                      ---------     ---------
        Total Expenses                         3,875         4,150         (6.6)           11,494        11,792         (2.5)
                                             ---------    ---------                      ---------     ---------
Pretax Income                                    798           316            #             2,286         1,783         28.2
Income Tax Provision                             245            68            #               701           494         42.0
                                             ---------    ---------                      ---------     ---------
Net Income                                    $  553        $  248            #           $ 1,585       $ 1,289         22.9
                                             =========    =========                      =========     =========

# - Denotes a variance of more than 100%.

TRAVEL RELATED SERVICES

                     SELECTED STATISTICAL INFORMATION
                                (Unaudited)

(Amounts in billions, except percentages and where indicated)


                                                     Three Months Ended                        Nine Months Ended
                                                        September 30,         Percentage         September 30,         Percentage
                                                   ----------------------                   ----------------------
                                                     2002          2001       Inc/(Dec)        2002          2001       Inc/(Dec)
                                                   ---------    ---------    -----------    ---------     ---------    -----------
Total Cards in Force (millions):
  United States                                      34.8          34.7          0.5%          34.8          34.7         0.5%
  Outside the United States (A)                      21.6          20.2          6.9           21.6          20.2          6.9
                                                   ---------    ---------                   ---------     ---------
    Total                                            56.4          54.9          2.8           56.4          54.9          2.8
                                                   =========    =========                   =========     =========
Basic Cards in Force (millions):
  United States                                      26.7          26.9         (0.7)          26.7          26.9         (0.7)
  Outside the United States (A)                      17.8          15.4          7.7 (A)       17.8          15.4          7.7 (A)
                                                   ---------    ---------                   ---------     ---------
    Total                                            44.5          42.3          2.5 (A)       44.5          42.3          2.5 (A)
                                                   =========    =========                   =========     =========
Card Billed Business:
  United States                                    $ 58.2        $ 54.4          6.9         $171.2        $168.7          1.4
  Outside the United States                          19.4          18.0          7.9           56.1          55.0          2.3
                                                   ---------    ---------                   ---------     ---------
    Total                                          $ 77.6        $ 72.4          7.1         $227.3        $223.7          1.6
                                                   =========    =========                   =========     =========
Average Discount Rate (A)                            2.63%         2.67%           -           2.65%         2.67%           -
Average Basic Cardmember Spending (dollars)(A)     $1,906        $1,846          6.4 (A)     $5,597        $5,767            - (A)
Average Fee per Card - Managed (dollars) (A)       $   34        $   34            -         $   34        $   34            -
Non-Amex Brand (B):
  Cards in Force (millions)                           0.7           0.7          0.4            0.7           0.7          0.4
  Billed Business                                  $  0.9        $  0.9          3.3         $  2.7        $  2.5          8.0
Travel Sales                                       $  3.7        $  3.9         (6.5)        $ 11.6        $ 13.9        (16.1)
Travel Commissions and Fees/Sales (C)                 9.3%          9.2%           -            8.9%          8.7%           -
Travelers Cheque:
  Sales                                            $  6.9        $  7.3         (6.2)        $ 17.2        $ 18.8         (8.4)
  Average Outstanding                              $  7.0        $  6.8          1.8         $  6.5        $  6.5          0.8
  Average Investments                              $  7.3        $  7.0          4.7         $  6.9        $  6.6          4.2
  Tax Equivalent Yield                                8.4%          8.8%           -            8.7%          9.0%           -
Charge Card Receivables:
  Total Receivables                                $ 24.1        $ 24.8         (2.6)        $ 24.1        $ 24.8         (2.6)
  90 Days Past Due as a % of Total                    2.4%          3.0%           -            2.4%          3.0%           -
  Loss Reserves (millions)                         $  939        $1,026         (8.5)        $  939        $1,026         (8.5)
    % of Receivables                                  3.9%          4.1%           -            3.9%          4.1%           -
    % of 90 Days Past Due                             161%          136%           -            161%          136%           -
  Net Loss Ratio                                     0.40%         0.45%           -           0.40%         0.40%           -
Managed U.S. Lending:
  Total Loans                                      $ 32.2        $ 31.3          3.1         $ 32.2        $ 31.3          3.1
  Past Due Loans as a % of Total:
    30-89 Days                                        2.0%          2.2%           -            2.0%          2.2%           -
    90+ Days                                          1.2%          1.0%           -            1.2%          1.0%           -
  Loss Reserves (millions):
    Beginning Balance                              $1,121        $  959         16.9         $1,077        $  820         31.4
      Provision                                       507           493          3.0          1,506         1,414          6.5
      Net Charge-Offs/Other                          (426)         (434)        (1.7)        (1,381)       (1,216)        13.6
                                                   ---------    ---------                   ---------     ---------
    Ending Balance                                 $1,202        $1,018         18.1         $1,202        $1,018         18.1
                                                   =========    =========                   =========     =========
    % of Loans                                        3.7%          3.3%           -            3.7%          3.3%           -
    % of Past Due                                     117%          101%           -            117%          101%           -
  Average Loans                                    $ 32.2        $ 31.0          4.3         $ 31.7        $ 30.1          5.2
  Net Write-Off Rate                                  5.6%          5.6%           -            6.1%          5.5%           -
  Net Interest Yield                                  9.7%          8.8%           -            9.8%          8.6%           -


(A) Cards in force include proprietary cards and cards issued under network partnership agreements outside the U.S. Average Discount Rate, Average Basic Cardmember Spending and Average Fee per Card are computed from proprietary card activities only. At September 30, 2002, 1.5 million of Canadian lending cards were transferred to basic (though these types of cards were available under a supplemental card program) as the specific cards were issued under a stand-alone offer. The impact of this transfer on the three and nine months ended September 30, 2001 would have been to increase Basic Cards in Force Outside the U.S. to 16.6 million and decrease Average Basic Cardmember Spending to $1,792 and $5,606, respectively. Percentages of increase are calculated assuming the transfer had occurred at the time the cards were issued.
(B) This data relates to Visa and Eurocards issued in connection with joint venture activities.
(C) Computed from information provided herein.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

Travel Related Services (TRS) reported net income of $553 million for the three-month period ended September 30, 2002 compared with $248 million for the same period a year ago. 2001 results included a restructuring charge of $195 million pretax ($127 million after-tax) and one-time costs and waived customer fees of $87 million pretax ($57 million after-tax) resulting from the September 11th terrorist attacks. Excluding the effect of these items, net income for the quarter increased 28 percent.

Net revenues were up four percent on a GAAP basis and up five percent on a managed basis as higher discount revenue, lending net finance charge revenue and net card fees were partially offset by lower Travelers Cheque investment income and lower travel commissions and fees, reflecting continued weakness in the economy, particularly within the Corporate travel sector.

Discount revenue rose five percent compared to a year ago as a result of a seven percent increase in billed business partially offset by a lower discount rate. The seven percent increase in billed business resulted from a three percent growth in cards in force and higher spending per basic Cardmember worldwide. U.S. billed business was up seven percent as compared to the prior year reflecting ten percent growth within the consumer card business on 11 percent higher transaction volume, five percent growth in small business services volume and two percent growth within Corporate Services. U.S. non-T&E related volume categories, representing approximately 62 percent of third quarter 2002 U.S. billed business, increased 11 percent over the prior year. U.S. T&E volumes declined six and five percent during July and August, respectively, but increased 21 percent in September reflecting the impact of the September 11th terrorist attacks on September 2001 volumes. U.S. non-T&E volumes grew nine percent, ten percent and 14 percent during July, August and September, respectively, relative to the comparable 2001 volumes.

U.S. cards in force increased one percent reflecting the impact of more selective consumer card and small business acquisition activities during the past year in light of weakening economic conditions. Outside the U.S., cards in force rose seven percent on continued proprietary and network card growth, although proprietary growth slowed reflecting attrition due to adverse business conditions in Argentina, Brazil and Hong Kong.

Net finance charge revenue rose ten percent on four percent growth in average worldwide lending balances. The yield on the U.S. portfolio increased compared to the prior year reflecting a decrease in the proportion of the portfolio on introductory rates and the benefit of lower funding costs, which were partially offset by the evolving mix of products toward more lower-rate offerings. Travel commissions and fees declined four percent on a seven percent contraction in travel sales due to the continued effects of the weak corporate travel environment. Other revenues increased four percent as larger insurance premiums were partially offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

Marketing and promotion expense increased 31 percent compared to the prior year on the continuation of a new brand advertising campaign, the introduction of new charge cards with Membership Rewards built-in and the Cash Rebate card, more loyalty marketing and an increase in selected card acquisition activities. The provision for losses on charge card products declined 32 percent due to improved past due levels. The provision for losses on the lending portfolio increased six percent over last year due to growth in outstanding loans, increased reserve coverage levels and continued uncertainty in the economic environment. Charge Card interest expense declined 33 percent due to a lower effective cost of funds and lower receivables balances. Human resources expense decreased 12 percent as a result of a lower number of employees reflecting reengineering activities, including the outsourcing agreement with IBM. Other operating expenses increased 15 percent partially related to Cardmember loyalty programs as well as the impact of the company's technology outsourcing agreement with IBM. These increases were partially offset by reengineering initiatives and cost containment efforts. Third quarter 2001 expenses included a restructuring charge of $195 million and one-time costs and waived customer fees of $87 million related to the September 11th terrorist attacks.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

Travel Related Services' (TRS) net income rose 23 percent for the nine months ended September 30, 2002 compared to a year ago. Excluding the effect of the 2001 third quarter restructuring charge and one-time costs noted above, net income was eight percent higher than the prior year.

Net revenues on a GAAP basis were unchanged and net revenues on a managed basis rose slightly as compared to the prior year as lower travel commissions and fees, reflecting continued weakness in the economy, particularly within the Corporate travel sector, and a decline in other revenues were offset by growth in lending net finance charge revenues.

Discount revenue was relatively unchanged as the two percent increase in billed business was partially offset by a decline in the average discount rate. The two percent increase in billed business primarily resulted from three percent growth in cards in force which was partially offset by a slight decline in average spending per basic Cardmember worldwide. U.S. billed business rose one percent reflecting six percent growth within the consumer card business on ten percent higher transaction volume, a one percent increase in small business services volume and an eight percent decline within Corporate Services. U.S. non-T&E related volume categories, representing approximately 61 percent of 2002 U.S. billed business, increased eight percent over the prior year. U.S. T&E volumes declined seven percent.

Net finance charge revenue rose 20 percent on seven percent growth in average worldwide lending balances. The yield on the U.S. portfolio increased significantly reflecting the benefit of lower funding costs and a decrease in the proportion of the portfolio on introductory rates, which were partially offset by the evolving mix of products toward more lower-rate offerings. Travel commissions and fees declined 14 percent on a 16 percent contraction in travel sales due to the continued effects of the weak corporate travel environment. Other revenues decreased four percent as somewhat higher card-related fees and larger insurance premiums were offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

Marketing and promotion expense increased 16 percent compared to the prior year on the launch and continuation of the new brand advertising campaign, the introduction of the new charge cards with Membership Rewards built-in and the Cash Rebate card, more loyalty marketing and an increase in selected card acquisition activities. The provision for losses on charge card products declined 19 percent on lower volumes and generally improved credit trends. The provision for losses on the lending portfolio grew 11 percent on growth in outstanding loans and a generally weaker but improving credit environment. Other provisions for losses increased 47 percent primarily due to higher travel-related insurance claims and additional reserves related to credit exposures to travel industry service establishments. Charge Card interest expense decreased 35 percent as a result of a lower effective cost of funds. Human resources expense decreased 14 percent as a result of a lower number of employees, outsourcing and other cost containment efforts. Other operating expenses increased 16 percent partially due to higher Cardmember loyalty program costs, recognition of investment losses (primarily on internet-related strategic investments) of $41 million in the first nine months of 2002 compared with gains of $55 million in the same portfolio last year, as well as the impact of the company's technology outsourcing agreement with IBM. These increases were partially offset by reengineering initiatives and cost containment efforts. In addition, 2002 results include a net benefit of $19 million ($12 million after-tax) to adjust the restructuring charge reserve established during the second half of 2001. 2001 expenses include a restructuring charge of $195 million and one-time costs and waived customer fees of $87 million related to the September 11th terrorist attacks.

TRAVEL RELATED SERVICES

EFFECT OF SECURITIZATIONS

The preceding statements of income and related discussion present TRS results on a managed basis, as if there had been no securitization transactions. On a GAAP reporting basis, TRS' results for the three months ended September 30, 2002 and 2001 included net Cardmember lending securitization gains of $9 million and $29 million, respectively which is comprised of gains related to new issuances of $83 million and $29 million, respectively, partially offset by losses of $74 million during the third quarter of 2002 resulting from maturities. The results for the nine months ended September 30, 2002 and 2001 included net Cardmember lending securitization gains of $136 million and $155 million, respectively which is comprised of gains related to new issuances of $210 million and $180 million, respectively, partially offset by losses of $74 million and $25 million, respectively, resulting from maturities. Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing and promotion and other operating expenses. Consequently, the managed basis statements of income for the three months ended September 30, 2002 and 2001 assume that lending securitization gains were offset by higher marketing and promotion expense of $5 million and $16 million, respectively, and other operating expense of $4 million and $13 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. Similarly, the managed basis statements of income for the nine months ended September 30, 2002 and 2001 assume that lending securitization gains were offset by higher marketing and promotion expense of $81 million and $92 million, respectively, and other operating expense of $55 million and $63 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. The following tables reconcile TRS' income statements from a managed basis to a GAAP basis. These tables are not complete statements of income, as they include only those items that are affected by securitizations. Additionally, beginning in 2002, TRS revised its GAAP reporting of revenues to include a separate securitization income line item.


                                                        Three Months Ended                           Three Months Ended
                                                        September 30, 2002                           September 30, 2001
                                            -----------------------------------------     ---------------------------------------
(Dollars in millions)                        Managed      Securitization       GAAP        Managed      Securitization     GAAP
                                              Basis           Effect           Basis        Basis            Effect        Basis
                                            -----------------------------------------     ---------------------------------------

Net Revenues:
  Net Card Fees                               $  439          $   -          $  439        $  423          $   -         $  423
  Lending Net Finance Charge Revenue             912            (580)           332           829            (468)          361
  Securitization Income                           -              500            500            -              352           352
  Other Revenues                                 917            (198)           719           883            (122)          761
  Total Net Revenues                           4,673            (278)         4,395         4,466            (238)        4,228
Expenses:
  Marketing and Promotion                        389               5            394           298              16           314
  Provision for Losses and Claims:
    Charge Card                                  191              -             191           284              -            284
    Lending                                      610            (291)           319           573            (271)          302
  Charge Card Interest Expense                   245               4            249           365               4           369
  Net Discount Expense                            -               -              -             -               -             -
  Other Operating Expenses                     1,531               4          1,535         1,335              13         1,348
  Total Expenses                               3,875            (278)         3,597         4,150            (238)        3,912
Pretax Income                                 $  798          $   -          $  798        $  316          $   -         $  316
                                            -----------------------------------------     ---------------------------------------



                                                      Nine Months Ended                            Nine Months Ended
                                                      September 30, 2002                           September 30, 2001
                                            -----------------------------------------     ---------------------------------------
                                             Managed      Securitization        GAAP        Managed     Securitization     GAAP
                                              Basis           Effect           Basis        Basis            Effect        Basis
                                            -----------------------------------------     ---------------------------------------
Net Revenues:
  Net Card Fees                              $ 1,291          $   -          $ 1,291       $ 1,265         $  (16)       $ 1,249
  Lending Net Finance Charge Revenue           2,720          (1,617)          1,103         2,271         (1,242)         1,029
  Securitization Income                           -            1,423           1,423            -           1,048          1,048
  Other Revenues                               2,640            (530)          2,110         2,735           (314)         2,421
  Total Net Revenues                          13,780            (724)         13,056        13,575           (524)        13,051
Expenses:
  Marketing and Promotion                      1,004              81           1,085           863             92            955
  Provision for Losses and Claims:
    Charge Card                                  723              -              723           888            (36)           852
    Lending                                    1,826            (871)            955         1,638           (703)           935
  Charge Card Interest Expense                   738              11             749         1,141            (36)         1,105
  Net Discount Expense                            -               -               -           -                96             96
  Other Operating Expenses                     4,448              55           4,503         3,831             63          3,894
  Total Expenses                              11,494            (724)         10,770        11,792           (524)        11,268
Pretax Income                                $ 2,286          $   -          $ 2,286       $ 1,783         $   -         $ 1,783
                                            -----------------------------------------     ---------------------------------------

TRAVEL RELATED SERVICES

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                            (Unaudited, GAAP Basis)

(Dollars in billions, except percentages)


                                               September 30,     December 31,    Percentage       September 30,      Percentage
                                                    2002             2001        Inc/(Dec)             2001          Inc/(Dec)
                                              --------------   --------------    ----------      --------------      ----------

Accounts Receivable, net                           $25.8            $28.5          (9.4)%            $27.3              (5.3)%
Travelers Cheque Investments                       $ 7.6            $ 6.8          11.1              $ 7.0               8.6
U.S. Cardmember Loans                              $14.9            $16.9         (11.7)             $16.1              (7.3)
Total Assets                                       $65.9            $69.4          (5.0)             $69.2              (4.7)
Travelers Cheques Outstanding                      $ 6.7            $ 6.2           9.0              $ 6.6               1.8
Short-term Debt                                    $20.1            $31.8         (37.0)             $32.3             (38.0)
Long-term Debt                                     $13.1            $ 6.0             #              $ 5.7                 #
Total Liabilities                                  $58.5            $62.7          (6.6)             $62.6              (6.5)
Total Shareholder's Equity                         $ 7.4            $ 6.7           9.9              $ 6.6              11.5
Return on Average Equity*                           25.2%            21.9%            -               27.0%                -
Return on Average Assets**                           2.6%             2.1%            -                2.6%                -


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

In light of the current market environment, and as part of the company's ongoing funding activities, during the nine months ended September 30, 2002, American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS, issued approximately $6 billion of medium-term notes at fixed and floating rates with maturities of one to three years which reflects a change in the company's approach toward managing liquidity by placing higher reliance on medium term notes and lesser reliance on commercial paper. Proceeds from the sale of these securities have contributed toward an overall reduction in total commercial paper outstanding from $18 billion at December 31, 2001 to $10 billion at September 30, 2002. As of September 30, 2002, Credco had the ability to issue approximately $4 billion of debt securities and warrants to purchase debt securities under a shelf registration statement filed with the SEC. In addition, American Express Centurion Bank, a wholly-owned subsidiary of TRS, issued approximately $340 million of medium term notes at floating rates during the first nine months of 2002.

American Express Credit Account Master Trust (the Trust) securitized $0.9 billion, $1.9 billion, and $1.8 billion of loans in the first, second and third quarters of 2002, respectively, through the public issuance of investor certificates. The securitized assets consist primarily of loans arising in a portfolio of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features and, in the future, may include other charge or credit accounts or features or products. In some instances, the company, through affiliates, invests in subordinated interests issued by the Trust; these are recorded as Investments classified as Available-for-Sale. During the third quarter of 2002, $2 billion of investor certificates that were previously issued by the Trust matured. The Trust does not expect to securitize any additional loans prior to the end of the year.

In the first two quarters of 2002, the American Express Master Trust (the Master Trust) securitized $0.8 billion and $1 billion of Charge Card receivables, respectively, which remain on the balance sheet.

Accounts Receivable decreased from prior periods due to lower volumes and improved customer paydowns.

Travelers Cheque Investments increased over the prior year partially due to increased Travelers Cheques outstanding, particularly compared to year-end, and unrealized appreciation as a result of declining interest rates.

Short-term debt declined from September 30, 2001 and December 31, 2001, mainly reflecting the issuance of medium-term notes, as previously discussed. These medium-term notes are included in the long-term debt increase.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                             Three Months Ended                            Nine Months Ended
(Dollars in millions)                           September 30,         Percentage             September 30,         Percentage
                                           ----------------------                      ----------------------
                                             2002          2001        Inc/(Dec)          2002          2001       Inc/(Dec)
                                           ---------    ---------    -----------       ---------     ---------    -----------

Net Revenues:
  Investment Income                        $  517        $  490            5.6%         $ 1,481       $   612             # %
  Management and Distribution Fees            551           595           (7.4)           1,757         1,856          (5.3)
  Other Revenues                              320           307            4.2              935           873           7.1
                                           ---------    ---------                      ---------     ---------
    Total Revenues                          1,388         1,392           (0.3)           4,173         3,341          24.9
  Provision for Losses and Benefits:
    Annuities                                 259           242            7.1              751           734           2.4
    Insurance                                 182           171            6.2              534           480          11.1
    Investment Certificates                    46            71          (35.8)             130           251         (48.4)
                                           ---------    ---------                      ---------     ---------
      Total                                   487           484            0.4            1,415         1,465          (3.4)
                                           ---------    ---------                      ---------     ---------
    Total Net Revenues                        901           908           (0.7)           2,758         1,876          47.0
                                           ---------    ---------                      ---------     ---------
Expenses:
  Human Resources                             457           469           (2.6)           1,449         1,513          (4.3)
  Other Operating Expenses                    239           172           39.8              657           533          23.4
  Restructuring Charges                         -            62              -               -             62             -
  Disaster Recovery Charge                      -            11              -              (7)            11             -
                                           ---------    ---------                      ---------     ---------
    Total Expenses                            696           714           (2.4)           2,099         2,119          (0.9)
                                           ---------    ---------                      ---------     ---------
Pretax Income (Loss)                          205           194            5.7              659          (243)            -
Income Tax Provision (Benefit)                 53            49            8.6              180          (133)            -
                                           ---------    ---------                      ---------     ---------
Net Income (Loss)                          $  152        $  145            4.8          $   479       $  (110)            -
                                           =========    =========                      =========     =========

# - Denotes a variance of more than 100%.

AMERICAN EXPRESS FINANCIAL ADVISORS

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in millions, except percentages and where indicated)


                                                    Three Months Ended                         Nine Months Ended
                                                       September 30,         Percentage          September 30,          Percentage
                                                -----------------------                   -----------------------
                                                     2002          2001       Inc/(Dec)        2002          2001        Inc/(Dec)
                                                ---------     ---------     -----------   ---------     ---------      -----------

Life Insurance Inforce (billions)               $  116.3      $  104.8         11.0%      $  116.3       $  104.8        11.0%
Deferred Annuities Inforce (billions)           $   39.5      $   41.0         (3.7)      $   39.5       $   41.0        (3.7)
Assets Owned, Managed or
  Administered (billions):
  Assets Managed for Institutions               $   43.3      $   47.8         (9.4)      $   43.3       $   47.8        (9.4)
  Assets Owned, Managed or Administered
    for Individuals:
    Owned Assets:
      Separate Account Assets                       21.1          24.3        (13.5)          21.1           24.3       (13.5)
      Other Owned Assets                            47.8          42.5         12.6           47.8           42.5        12.6
                                                ---------     ---------                   ---------     ---------
        Total Owned Assets                          68.9          66.8          3.1           68.9           66.8         3.1
    Managed Assets                                  79.4          91.2        (12.9)          79.4           91.2       (12.9)
    Administered Assets                             29.9          28.6          4.5           29.9           28.6         4.5
                                                ---------     ---------                   ---------     ---------
      Total                                     $  221.5      $  234.4         (5.5)      $  221.5       $  234.4        (5.5)
                                                =========     =========                   =========     =========
Market Appreciation (Depreciation)
 During the Period:
  Owned Assets:
    Separate Account Assets                     $ (3,143)     $ (4,470)          -        $ (6,097)      $ (8,426)         -
    Other Owned Assets                          $    637      $    535           -        $    875       $  1,372          -
  Total Managed Assets                          $(11,013)     $(15,719)          -        $(20,122)      $(27,824)         -
Cash Sales:
  Mutual Funds                                  $  7,693      $  7,384          4.2       $ 25,382       $ 25,667        (1.1)
  Annuities                                        2,656         1,308           #           6,257          4,141        51.1
  Investment Certificates                          1,299           941         38.0          3,129          2,912         7.5
  Life and Other Insurance Products                  170           200        (15.1)           528            677       (22.1)
  Institutional                                      781           488         60.0          2,972          4,259       (30.2)
  Other                                            1,399         1,115         25.6          3,931          4,127        (4.7)
                                                ---------     ---------                   ---------      ---------
Total Cash Sales                                $ 13,998      $ 11,436         22.4       $ 42,199       $ 41,783         1.0
                                                =========     =========                   =========      =========
Number of Financial Advisors                      11,353        11,385         (0.3)        11,353         11,385        (0.3)
Fees from Financial Plans and
  Advice Services                               $   27.4      $   23.1         18.6       $   87.1       $   80.4         8.3
Percentage of Total Sales from Financial
  Plans and Advice Services                         73.0%         72.4%          -            73.0%          72.6%         -


# - Denotes a variance of more than 100%.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002

American Express Financial Advisors' (AEFA) net income increased five percent to $152 million for the third quarter of 2002 as compared to a year ago. 2001 results included a restructuring charge of $62 million pretax ($41 million after-tax) and one-time costs of $11 million pretax ($8 million after-tax) resulting from the September 11th terrorist attacks. Excluding the effect of these items, net income decreased 21 percent. GAAP basis revenues were slightly less than a year ago and net revenues on a managed basis decreased one percent compared to a year ago primarily due to reduced management fees from lower average managed asset levels and slightly higher provisions, partially offset by higher investment income driven by higher invested assets, higher insurance premiums and advice services fees and increased distribution fees due to higher sales levels.

Investment income increased six percent as a lower average yield was more than offset by higher levels of invested assets. Investment income also benefited from the effect of depreciation in the S&P 500 on the value of options used by AEFA to hedge outstanding stock market certificates and equity indexed annuities issued to customers and linked to the S&P 500, which was offset in the related provisions. Investment losses, primarily related to high-yield and structured investments, were substantially offset by realized gains during the quarter.

Management and distribution fees decreased seven percent when compared to the same period last year. These decreases were primarily the result of lower average assets under management, primarily reflecting the impact of weak equity market conditions, partially offset by higher distribution fees due to higher sales levels. The decline in managed assets during the third quarter reflects market depreciation and, to a lesser extent, net outflows. Total gross cash sales were up 22 percent as sales improved within both the retail and institutional sales channels. Other revenues increased four percent primarily due to higher property-casualty and life insurance premiums and charges coupled with higher financial planning and advice services fees.

Annuity product provisions increased seven percent due to higher inforce levels and the effect described above of depreciation in the S&P 500 on equity indexed annuities, partially offset by lower accrual rates. Insurance provisions increased six percent due to higher inforce levels, partially offset by lower accrual rates. Certificate provisions decreased substantially as higher inforce levels and the effect on the stock market certificate product of depreciation in the S&P 500 were more than offset by significantly lower accrual rates.

Total expenses on a GAAP basis decreased one percent as compared to a year ago. Total expenses on a managed basis decreased two percent. Human resource expenses declined three percent as higher field force compensation-related costs due to higher sales volumes were more than offset by the benefits of reengineering and cost containment initiatives within the home office, where the average number of employees was down 14 percent. Other operating expenses increased 40 percent in the three-month period due to the net $44 million expense increase related to DAC, the impact of the technology outsourcing agreement with IBM, and a higher minority interest expense related to a premium deposits joint venture (with AEB). The net increase in DAC expense resulted from a comprehensive review of DAC related practices completed during the quarter as discussed below.

Third quarter 2001 expenses include a pretax restructuring charge of $62 million ($41 million after-tax) and one-time costs of $11 million ($8 million after-tax) related to the September 11th terrorist attacks.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002

AEFA reported net income of $479 million for the nine-month period ended September 30, 2002 compared with a net loss of $110 million for the same period a year ago. 2001 revenues and net loss included the effect of the $1,008 million pretax loss ($669 million after-tax) from the write-down and sale of certain high-yield securities recognized in the first half of the year. In addition, 2001 results included a restructuring charge of $62 million pretax ($41 million after-tax) and one-time costs of $11 million pretax ($8 million after-tax) resulting from the September 11th terrorist attacks. Excluding the effect of these three items, net income declined 21 percent versus the prior year.

On a GAAP basis, revenues increased 25 percent over the prior year. Net revenues on a managed basis were $2,758 million, up 47 percent over the prior year. Net revenues increased primarily due to higher investment income due to the effect of the $1,008 million pretax loss realized in 2001 and higher invested assets in 2002, lower provisions, and higher life and property-casualty insurance premiums and charges. These increases were partially offset by lower income from investment portfolio products, due in part to lower yields from the impact of portfolio repositioning activities, the WorldCom losses recognized in the second quarter of 2002, and reduced management fees from lower average managed asset levels.

Excluding the effect of the 2001 high-yield related losses, investment income declined as higher invested assets were more than offset by the second quarter investment loss of $78 million on WorldCom debt ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture) and a lower average yield, in part due to repositioning of the portfolio. Investment income benefited from the effect of depreciation in the S&P 500 on the value of options used by AEFA to hedge outstanding stock market certificates and equity indexed annuities issued to customers and linked to the S&P 500, which was offset in the related provisions.

Management and distribution fees decreased five percent as compared to the prior year. This decrease was primarily the result of lower average assets under management, reflecting the negative impact of weak equity market conditions. Assets managed for both individuals and institutions declined 12 percent from prior year levels. The decline reflects market depreciation and net outflows. The year-over-year comparison reflects net outflows in the institutional business and, to a lesser extent, net outflows in the retail channel. Total gross cash sales were up one percent as generally weak sales conditions in the first quarter of 2002 more than offset the sales increases during the second and third quarters. Other revenues increased seven percent primarily due to higher life and property-casualty insurance premiums and charges coupled with greater financial planning and advice services fees.

Annuity product provisions were up two percent as compared to the prior year as the impact of a higher inforce level was partially offset by lower accrual rates. Also included is the effect described above of depreciation in the S&P 500 on equity indexed annuities. Insurance provisions increased 11 percent due to higher inforce levels, partially offset by lower accrual rates. Certificate provisions decreased 48 percent as higher inforce levels were more than offset by significantly lower accrual rates. Also included was the effect on the stock market certificate product of depreciation in the S&P 500.

Total expenses on a GAAP basis decreased two percent and total expenses on a managed basis declined slightly versus the same period a year ago. Included in 2002 results is a third quarter net $44 million expense increase related to DAC as described below. Similarly, 2001 results included a first quarter $67 million expense increase due to an adjustment to the factors used in the amortization of DAC for variable insurance and annuity products due to a decline in equity markets. Human resource expenses declined four percent. This decrease is primarily due to the 2001 DAC adjustment of which $39 million is included in human resource expenses. In addition, higher incentive compensation expenses were more than offset by the benefits of reengineering and cost containment initiatives within the home office where the average number of employees was down 15 percent. Other operating expenses increased 23 percent due to a higher level of investment activities related to various strategic, reengineering, technology and product development projects, the impact of the technology outsourcing agreement with IBM, and a higher minority interest expense related to a premium deposits joint venture (with AEB). Included in current year other operating expenses are the net expense increases related to DAC. Prior year other operating expenses included $28 million of increased DAC expense. 2001 expenses include a restructuring charge of $62 million and one-time costs of $11 million related to the September 11th terrorist attacks. 2002 results include a pretax benefit of $7 million related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.

DEFERRED ACQUISITION COSTS

AEFA's DAC represents the cost of acquiring new business, principally sales and other distribution and underwriting costs, that have been deferred on the sale of annuity, insurance, and certain mutual fund products. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a percentage of the liabilities associated with the products. For mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis, adjusting for persistency.

For annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels, and customer asset value growth rates for variable products. As actual experience differs from the current assumptions, management considers on a quarterly basis the need to change key assumptions underlying the amortization models prospectively. For example, if the stock market trend rose or declined appreciably, it could impact assumptions made about customer asset value growth rates and result in an adjustment to income, either positively or negatively. The impact on results of operations of changing prospective assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period in which such changes are made.

During the third quarter, AEFA completed a comprehensive review of its DAC related practices. This review, which included benchmarking assistance from an industry specialist, analyzed various historical AEFA DAC dynamics in addition to the industry benchmarks. The specific areas reviewed included costs deferred, customer asset value growth rates, including reversion to mean assumptions, DAC amortization periods, mortality rates and product persistency. As a result of this review, AEFA made certain revisions related to DAC that resulted in a net $44 million increase in expenses this quarter. This net expense increase reflected revisions within three key drivers of DAC.

- AEFA reset its customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term market performance consistent with long-term historical averages. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. AEFA is now projecting growth in customer contract values at 7%. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Prior to resetting these assumptions, AEFA was projecting long-term customer asset value growth at 7.5% and near-term growth at approximately twice that rate. The impact of resetting these assumptions, along with the impact of unfavorable third quarter equity market performance, was an acceleration of $173 million pretax of DAC amortization.

   Going forward, AEFA intends to continue to use a mean reversion method as a guideline in setting the near-term customer asset value growth rate, also referred to as the mean reversion rate. In periods when market performance results in actual contract value growth at a rate different than that assumed, AEFA will re-assess the near-term rate in order to continue to project its best estimate of long-term growth. For example, if actual contract value growth during the fourth quarter is less than 7% on an annualized basis, AEFA would increase the mean reversion rate assumed over the near term to the rate needed to achieve the long-term growth rate of 7% by the end of that period, assuming this long-term view is still appropriate.

- AEFA also revised its persistency assumptions for certain annuity products and persistency and mortality assumptions for universal and variable universal life insurance products, to better reflect actual experience and future expectations. As part of this, AEFA observed that the persistency of advisor-distributed fixed annuity business supported an amortization period longer than the 10 years AEFA had been using as the approximate life of this business. As a result, AEFA extended the amortization period to 15 years and increased the DAC balance accordingly. This change, along with revised assumptions projecting more favorable persistency and mortality rates, resulted in a decrease in DAC expense of $155 million pretax in the quarter.

- Finally, AEFA reviewed its acquisition costs to clarify those costs that vary with and are primarily related to the acquisition of new and renewable annuity and insurance contracts, or are incremental and vary directly with the acquisition of back-end loaded mutual funds. AEFA revised the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This resulted in an increase in expense of $26 million pretax recognized during the quarter.

The first two categories of revised assumptions relating to customer asset value growth rates, DAC amortization periods, mortality rates and insurance and annuity lapse rates should reduce the risk of adverse DAC adjustments going forward. The third revised category, relating to the types and amounts of costs deferred, will somewhat increase ongoing expenses, although these additional expenses should be offset to some extent as reengineering and other cost control initiatives are expected to mitigate their impact.


IMPACT OF RECENT MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business can be significantly impacted by equity levels and other market-based factors. One of these items is the management and distribution fee revenue which is based on the market value of certain managed assets. Other areas impacted by market volatility involve deferred acquisitions costs (as noted above), structured investments and the variable annuity guaranteed minimum death benefit feature. The value of AEFA's structured investment portfolio is impacted by various market factors. These investments include collateralized debt obligations and structured loan trusts (backed by high-yield bonds and bank loans), which are held by AEFA through interests in special purpose entities. The carrying value of these investments is based on cash flow projections, which are affected by factors such as default rates, persistency of defaults, recovery rates and interest rates, among others. The current valuation of these investments assumes high levels of near-term defaults, relative to historical default rates. Persistency of or increases in these default rates could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. Conversely, a decline in the default rates would result in higher values and would benefit future results of operations.

The majority of the variable annuity contracts offered by AEFA contain guaranteed minimum death benefit (GMDB) provisions. At time of issue, these contracts typically guarantee the death benefit payable will not be less than the amount invested, regardless of the performance of the customer's account. Most contracts also provide for some type of periodic adjustment of the guaranteed amount based on the change in value of the contract. A large portion of AEFA's contracts containing a GMDB provision adjust once every six years. The periodic adjustment of these contracts can either increase or decrease the guaranteed amount though not below the amount invested adjusted for withdrawals. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the accumulated contract value. Currently, the amount paid in excess of contract value is expensed in the period the payment occurs.

AMERICAN EXPRESS FINANCIAL ADVISORS

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                  (Unaudited)

(Dollars in billions, except percentages)


                                          September 30,         December 31,      Percentage          September 30,     Percentage
                                                2002                2001           Inc/(Dec)               2001          Inc/(Dec)
                                         --------------        -------------     -----------         --------------    -----------

Investments*                                   $35.8               $33.6               6.5%                $32.9              8.9%
Separate Account Assets                        $21.1               $27.3             (22.9)                $24.3            (13.5)
Total Owned Assets                             $68.9               $71.5              (3.6)                $66.8              3.1
Client Contract Reserves                       $36.1               $32.8              10.2                 $32.6             10.8
Total Liabilities                              $62.7               $66.1              (5.1)                $61.3              2.4
Total Shareholder's Equity                     $ 6.2               $ 5.4              14.5                 $ 5.5             11.5
Return on Average Equity**                      11.9%                1.0%                -                   2.7%               -


*  Excludes cash, derivatives, short term and other investments.
** Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."

Investments increased compared to September 30, 2001 primarily as a result of positive net cash flows and in part due to unrealized appreciation of the investment portfolio. High-yield investments are six percent of the total investment portfolio, up from four percent at December 31, 2001 and September 30, 2001. Going forward, AEFA continues to target a high-yield level of approximately seven percent of the investment portfolio.

Separate account assets decreased from prior year as well as from December 31, 2001 mainly due to market depreciation.

Client contract reserves increased eleven percent when compared to September 30, 2001 primarily as a result of positive cash sales and flows in fixed annuities and investment certificates.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


                           STATEMENTS OF OPERATIONS
                                  (Unaudited)


(Dollars in millions)                              Three Months Ended                         Nine Months Ended
                                                      September 30,         Percentage          September 30,          Percentage
                                                -----------------------                   -----------------------
                                                    2002         2001        Inc/(Dec)       2002           2001        Inc/(Dec)
                                                ---------     ---------     -----------   ---------     ---------      -----------
Net Revenues:
  Interest Income                                   $158         $174          (9.0)%        $450          $544          (17.4)%
  Interest Expense                                    63           98         (35.2)          181           331          (45.2)
                                                ---------     ---------                   ---------     ---------
    Net Interest Income                               95           76          24.7           269           213           25.9
  Commissions and Fees                                54           51           7.2           157           154            2.5
  Foreign Exchange Income & Other Revenue             50           38          31.8           131           114           14.2
                                                ---------     ---------                   ---------     ---------
    Total Net Revenues                               199          165          20.9           557           481           15.6
                                                ---------     ---------                   ---------     ---------
Expenses:
  Human Resources                                     62           60           1.3           177           185           (4.4)
  Other Operating Expenses                            64           69          (5.3)          181           198           (8.8)
  Provision for Losses:
    Ongoing                                           37           14            #            116            44             #
    Restructuring Related                             -            26            -             -             26             -
                                                ---------     ---------                   ---------     ---------
      Total Provision                                 37           40          (7.3)          116            70           66.2
  Restructuring Charges                               (2)          58            -             (2)           58             -
                                                ---------     ---------                   ---------     ---------
    Total Expenses                                   161          227         (29.0)          472           511           (7.7)
                                                ---------     ---------                   ---------     ---------
Pretax Income (loss)                                  38          (62)           -             85           (30)            -
Income Tax Provision (benefit)                        13          (19)           -             29            (8)            -
                                                ---------     ---------                   ---------     ---------
Net Income (loss)                                   $ 25         $(43)           -           $ 56          $(22)            -
                                                =========     =========                   =========     =========


# - Denotes variance of more than 100%.

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)


(Dollars in billions)                              Three Months Ended                         Nine Months Ended
                                                      September 30,         Percentage          September 30,          Percentage
                                                -----------------------                   -----------------------
                                                    2002         2001        Inc/(Dec)       2002           2001        Inc/(Dec)
                                                ---------     ---------     -----------   ---------     ---------      -----------

Assets Managed */ Administered                     $12.2        $11.3          7.6 %         $12.2          $11.3         7.6 %
Assets of Non-Consolidated Joint
    Ventures                                       $ 1.8        $ 2.0         (8.8)%         $ 1.8          $ 2.0        (8.8)%


*  Includes assets managed by American Express Financial Advisors.

American Express Bank (AEB) reported net income of $25 million and $56 million for the three and nine months ended September 30, 2002, respectively, compared with net losses of $43 million and $22 million for the same periods a year ago. AEB results for the third quarter 2002 included a net benefit of $2 million pretax ($1 million after-tax) consisting of a $6 million pretax reversal adjustment to the restructuring reserves established last year and, to further rationalize AEB operations, a $4 million pretax 2002 restructuring charge consisting of $2 million of severance costs and $2 million of other charges. Included in 2001 results were $84 million pretax ($57 million after-tax) of the restructuring charge noted earlier. Excluding these items, AEB's net income increased 67 percent versus the third quarter of last year.

AEB's revenues continued to benefit from strong performance in private banking and personal financial services. Net revenues increased 21 percent and 16 percent in the three and nine-month periods, respectively, primarily due to lower funding costs and higher foreign exchange and other income. Results for both periods reflect lower combined human resources and other operating expenses due to reduced costs related to reengineering activities and tighter expense controls. These benefits were offset by higher provisions for losses, which were primarily due to higher write-offs in the consumer lending portfolio in Hong Kong.


LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                  (Unaudited)


(Dollars in billions, except where indicated)   September 30,    December 31,       Percentage    September 30,      Percentage
                                                      2002             2001         Inc/(Dec)           2001         Inc/(Dec)
                                                --------------   ------------       ----------    -------------      ----------

Total Assets                                        $ 12.0           $ 11.9              1.4%         $ 12.8            (5.8)%
Total Liabilities                                   $ 11.1           $ 11.1              0.3          $ 12.0            (7.2)
Total Shareholder's Equity (millions)               $  899           $  761             18.1          $  771            16.5
Return on Average Common Equity (A)                    9.8%            (2.0)%              -            (2.4)%             -
Return on Average Assets (B)                          0.55%           (0.11)%              -           (0.13)%             -
Total Loans                                         $  5.5           $  5.3              4.6          $  5.6            (0.5)
Total Non-performing Loans (millions) (C)           $  120           $  123             (1.8)         $  133            (9.8)
Other Non-performing Assets (millions)              $   17           $   22            (21.6)         $    2               #
Reserve for Credit Losses (millions) (D)            $  166           $  148             12.1          $  149            11.4
Loan Loss Reserves as a
   Percentage of Total Loans                           2.8%             2.4%               -             2.6%              -
Total Personal Financial Services (PFS)
Loans                                               $  1.6           $  1.6              0.5          $  1.5             9.7
30+ Days Past Due PFS Loans as a % of Total            4.9%             4.5%               -             5.2%              -
Deposits                                            $  8.6           $  8.4              1.9          $  8.7            (1.1)
Risk-Based Capital Ratios:
   Tier 1                                             10.2%            11.1%               -             9.9%              -
   Total                                              10.9%            12.2%               -            10.6%              -
Leverage Ratio                                         5.3%             5.3%               -             5.4%              -



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

(D) Allocation (millions):


           Loans                                    $  156           $  128                           $  144
           Other Assets, primarily derivatives           9                4                                3
           Other Liabilities                             1               16                                2
                                                      ----             ----                             ----
             Total Reserve for Credit Losses        $  166           $  148                           $  149
                                                      ====             ====                             ====



AEB had loans outstanding of $5.5 billion at September 30, 2002, up from $5.3 billion at December 31, 2001 but down from $5.6 billion at September 30, 2001. The decrease since the third quarter of 2001 resulted from a $800 million decrease in corporate banking loans, which was partially offset by a $100 million increase in financial institution loans and a $600 million increase in consumer and private banking loans. Since December 31, 2001, corporate banking loans decreased by $500 million, financial institution loans increased by $200 million and consumer and private banking loans increased by $500 million. As of September 30, 2002, consumer and private banking loans comprised 66 percent of total loans versus 60 percent at December 31, 2001 and 55 percent at

September 30, 2001. Corporate banking loans comprised nine percent of total loans as of September 30, 2002 versus 18 percent at December 31, 2001 and 22 percent at September 30, 2001.

Total non-performing loans of $120 million at September 30, 2002 decreased from $123 million at December 31, 2001 and $133 million at September 30, 2001 as AEB continues to wind down its corporate banking business. The decrease from the prior year is primarily due to loan payments and write-offs, mainly in Indonesia, India and Egypt, partially offset by net downgrades of the risk status of various loans. During the first nine months of 2002, loan payments and write-offs were also partially offset by downgrades.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.2 billion and $8.0 billion to AEB's credit exposures at September 30, 2002 and 2001, respectively. In December 2001 and January 2002, the Argentine government mandated the conversion of dollar denominated assets into pesos and simultaneously devalued the peso. AEB's credit exposures to Argentina at September 30, 2002 were $37 million, which included loans of $25 million.


CORPORATE AND OTHER

Corporate and Other reported net expenses of $43 million and $132 million for the three and nine months ended September 30, 2002, respectively, compared with net expenses of $52 million and $143 million in the same periods a year ago. Third quarter 2002 results included the final preferred stock dividend based on earnings from Lehman Brothers for the six months ended May 31, 2002 of $23 million pretax ($20 million after-tax). In addition, both 2001 and 2002 first quarter results included the $46 million annual preferred stock dividend from Lehman Brothers. The dividends were offset by expenses related to business building initiatives in both years. 2001 results included restructuring charges of $11 million pretax ($7 million after-tax).


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

The FASB is currently considering rules that could affect the future accounting for special purpose vehicles. Such rules could potentially include within their scope collateralized debt obligations, structured loan trusts, mutual funds, hedge funds and limited partnerships that the company manages and/or invests in. The effect could include adjustments to current carrying values and/or consolidation of underlying assets and liabilities. While such rules would not change the economic value inherent in these operations, the financial statement effect of any changes cannot be determined until the rules are finalized.

ITEM 4. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.
The CEO and CFO also note that subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the company's revenues; the company's ability to grow its business and meet or exceed its return on equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability to increase investment spending in the second half of 2002, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; fluctuation in the equity markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, management and distribution fees received based on those assets and the amount of amortization of DAC; potential deterioration in AEFA's high-yield and other investments, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity, increase the growth of productive new advisors and create efficiencies in the infrastructure; AEFA's ability to roll out new and attractive products in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products; investment performance in AEFA's businesses; the success, timeliness and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the impact on the company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the company's businesses and infrastructure, including information technology systems, of any such attacks or disaster in the future; the impact on the company's businesses resulting from a war with Iraq; the company's ability to recover under its insurance policies for losses resulting from the September 11th terrorist attacks; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new Cardholders, capture a greater share of existing Cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; the ability to execute the company's global corporate services strategy, including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the company's purchasing card and other means, and further globalizing business capabilities; the ability to manage and expand Cardmember benefits, including Membership Rewards(R), in a cost effective manner; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; successfully expanding the company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and abroad; effectively leveraging the company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; a downturn in the company's businesses and/or negative changes in the company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; increasing competition in all of the company's major businesses;
fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending activities, among other businesses; legal and regulatory developments, such as in the areas of consumer privacy and data protection; acquisitions; the outcome of accounting proposals related to the consolidation of special purpose entities, including those involving collateralized debt obligations, structured loan trusts, mututal funds, hedge funds and limited partnerships that the company manages and/or invests in, which could affect both the company's balance sheet and results of operations; and outcomes in litigation. A further description of these and other risks and uncertainties can be found in the company's Annual Report on Form 10-K for the year ended December 31, 2001, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

      On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action lawsuit against American Express Company, American Express Travel Related Services Company, Inc. and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on the Optima line of credit cards and that AECB improperly applied credits for returned merchandise against Optima balance transfer balances. Lindmark asserts various claims including violation of the federal Truth In Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action seeks statutory and actual damages, restitution and injunctive relief. Although the company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement to settle the lawsuit. On November 4, 2002 the court preliminarily approved the proposed settlement filed by the parties. The proposed settlement provides for certification of two classes. The first class, defined as the "finance charge" class, includes all customers who incurred finance charges between August 1994 and September 2002. The proposed settlement of the first class consists of a settlement fund in the amount of $15,950,000 that will be distributed on a pro rata basis to those class members who are entitled to a refund. The second class, defined as the "delayed notice" class, includes all customers who did not receive change in terms notices and who, as a result, incurred increased charges between September 2001 and September 2002. These class members will receive a refund of charges affected by the terms changes that were incurred during the class period. The Court is expected to hold a hearing to consider final approval of the proposed settlement in April 2003.

      Beginning in mid-July 2002, twelve putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption "In Re American Express Company Securities Litigation." These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 time frame. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys fees and costs, and interest. The company believes that it has meritorious defenses to these suits and intends to defend these cases vigorously.

      Reference is made to Item 3. Legal Proceedings in the company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, for information on the above and other legal proceedings.

      On October 2, 2002, a shareholder derivative suit was filed in the Supreme Court of New York against certain former and present officers and directors of the company. The company was also named as a nominal defendant. The matter is captioned: "Lukowski v. Akerson et al." The complaint alleges that the officers and directors failed to exercise their duties and obligations in connection with the company's investments in high yield bonds and the subsequent write downs in the 2000-2001 time frame. The action seeks damages against the officers and directors on behalf of the company.


Item 2. Changes in Securities and Use of Proceeds

      (a) Not applicable.

      (b) Not applicable.

      (c) In August 1999 and March 2000, the company entered into agreements with a financial institution under which an aggregate 29 million company common shares were purchased on behalf of the financial institution at an average purchase price of $50.41 per share. Each of the agreements terminates after five years, at which time the company is required to deliver an amount equal to the original purchase price for the shares. The company may elect to settle this amount (i) physically, by paying cash against delivery of the shares held on behalf of the financial institution, or (ii) on a net cash or net share basis. During the term of these agreements, the company, on a monthly basis, issues shares or receives shares so that the value of the shares held on behalf of the financial institution equals the original purchase price for the shares. The company may prepay outstanding amounts at any time prior to the end of the five-year term. In the first quarter of 2001, the company elected to prepay $350 million of the aggregate outstanding amount. In October 2002, the company elected to prepay an additional $200 million of the aggregate outstanding amount.

          In connection with these agreements, the company issued, during the third quarter of 2002, 1,971,689 common shares on August 5, 2002. Additionally, 5,474,399 common shares were issued on October 3, 2002. In addition, in September 2002, 1,447,789 shares were returned to the company, resulting in a net issuance of 5,998,299 common shares during the third quarter. The issuances of common shares were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

      (d) Not applicable.


Item 6. Exhibits and Reports on Form 8-K

      (a) Exhibits

          See Exhibit Index on page E-1 hereof.

      (b) Reports on Form 8-K:


          Form 8-K, dated July 22, 2002, Items 5 and 7, reporting the company's earnings for the quarter ended June 30, 2002, and including a Second Quarter Earnings Supplement.

          Form 8-K, dated July 22, 2002, Item 5, announcing the election of Robert D. Walter to its Board of Directors.

          Form 8-K, dated July 31, 2002, Item 9, reporting certain information from presentations to the financial community on July 31, 2002 by Kenneth I. Chenault, Chairman and Chief Executive Officer of the company, and Gary L. Crittenden, Executive Vice President and Chief Financial Officer of the company.

          Form 8-K, dated August 12, 2002, Items 7 and 9, furnishing the sworn statements of Kenneth I. Chenault and Gary L. Crittenden that were submitted to the Securities and Exchange Commission pursuant to Order No. 4-460.

          Form 8-K, dated October 28, 2002, Items 5 and 7, reporting the company's earnings for the quarter ended September 30, 2002, and including a Third Quarter Earnings Supplement.

                                   SIGNATURES



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMERICAN EXPRESS COMPANY
                                                      (Registrant)




      Date:  November 13, 2002               By /s/ Gary L. Crittenden
                                                ----------------------------
                                                Gary L. Crittenden
                                                Executive Vice President and
                                                Chief Financial Officer







      Date:  November 13, 2002               By /s/ Thomas A. Iseghohi
                                                ------------------------
                                                Thomas A. Iseghohi
                                                Senior Vice President and
                                                Comptroller
                                                (Principal Accounting Officer)

                                 CERTIFICATION

      I, Kenneth I. Chenault, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of American Express Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 13, 2002
                                          /s/ Kenneth I. Chenault
                                          ---------------------------
                                          Kenneth I. Chenault
                                          Chief Executive Officer

                                 CERTIFICATION

      I, Gary L. Crittenden, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of American Express Company;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      Date:  November 13, 2002
                                          /s/ Gary L. Crittenden
                                          --------------------------
                                          Gary L. Crittenden
                                          Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:


EXHIBIT                    DESCRIPTION
-------                    -----------

12      Computation in Support of Ratio of Earnings to Fixed Charges.

15      Letter re Unaudited Interim Financial Information.

99.1    Certification of Kenneth I. Chenault pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification Gary L. Crittenden pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.