Form 10-K
period 2002-12-31
AMERICAN EXPRESS CO
filed 2003-03-27
CIK 4962

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                                   ----------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                       OR

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
               FOR THE TRANSITION PERIOD FROM ________ TO _________

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                                         NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                      ON WHICH REGISTERED
-------------------                                      ----------------------
Common Shares (par value $0.20 per Share)                New York Stock Exchange
                                                         Chicago Stock Exchange
                                                         Pacific Stock Exchange

7.00% Cumulative Quarterly Income                        New York Stock Exchange
Preferred Securities, Series I of American
Express Company Capital Trust I (and the guarantee of American Express Company with respect thereto)

        SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: None Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

     The aggregate market value, as of June 28, 2002, of voting shares held by non-affiliates of the registrant was approximately $48.7 billion. Common shares of the registrant outstanding at March 21, 2003 were 1,314,213,318.

                       DOCUMENTS INCORPORATED BY REFERENCE
Parts I, II and IV: Portions of Registrant's 2002 Annual Report to Shareholders.
    Part III: Portions of Registrant's Proxy Statement dated March 11, 2003.

================================================================================

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

                                                                                   PAGE
                                                                                   ----
PART I
1.   Business...................................................................     1
          Introduction..........................................................     1
          Travel Related Services...............................................     2
          American Express Financial Advisors...................................    22
          American Express Bank.................................................    45
          Corporate and Other...................................................    57
          Foreign Operations....................................................    58
          Important Factors Regarding Forward-Looking Statements................    59
          Segment Information and Classes of Similar Services...................    64
          Executive Officers of the Company.....................................    64
          Employees.............................................................    66
2.   Properties.................................................................    66
3.   Legal Proceedings..........................................................    67
4.   Submission of Matters to a Vote of Security Holders........................    71

PART II
5.   Market for Company's Common Equity and Related Stockholder Matters.........    71
6.   Selected Financial Data....................................................    72
7.   Management's Discussion and Analysis of Financial Condition and Results
      of Operation..............................................................    72
7a.  Quantitative and Qualitative Disclosures About Market Risk.................    72
8.   Financial Statements and Supplementary Data................................    72
9.   Changes in and Disagreements with Accountants on Accounting and Financial
      Disclosure................................................................    73

PART III
10.  Directors and Executive Officers of the Company............................    73
11.  Executive Compensation.....................................................    73
12.  Security Ownership of Certain Beneficial Owners and Management and
      Related Stockholder Matters...............................................    73
13.  Certain Relationships and Related Transactions.............................    73
14.  Controls and Procedures....................................................    73

PART IV
15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K...........    74
     Signatures.................................................................    75
     Certifications.............................................................    76
     Index to Financial Statements..............................................   F-1
     Consent of Independent Auditors............................................   F-2
     Exhibit Index..............................................................   E-1

                                     PART I

ITEM 1. BUSINESS

                                  INTRODUCTION

     American Express Company (including its subsidiaries, unless the context indicates otherwise, the "Company") was founded in 1850 as a joint stock association and was incorporated under the laws of the State of New York in 1965. The Company is primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world.*

     The Company maintains an Investor Relations website on the Internet at http://ir.americanexpress.com. The Company's filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC by clicking on the "SEC Filings" link found on the Investor Relations homepage. Interested persons are also able to access the Company's Investor Relations website through the Company's main website at www.americanexpress.com by clicking on the "About American Express" link, which is located at the bottom of the Company's homepage.

     American Express entered 2002 after one of the most challenging years in its recent history. The Company established several important goals for the year: to deliver solid earnings, improve the underlying economics of its business, continue to lower certain risks in the business and increase its investment in business-building activities. By the end of the year, management believed that it had achieved significant success against these goals, particularly in light of weak economies and financial markets around the world.

     The Company's 2002 financial results reflected solid growth in the Company's card businesses; lower expenses due to the success of ongoing reengineering programs; strong credit quality with very low write-off rates in the Company's charge card portfolio; and the benefits of lower funding costs from historically low interest rates, which resulted in a benefit to the Company of more than $500 million in interest savings. For a complete discussion of the Company's financial results, see pages 26-84 of the Company's 2002 Annual Report to Shareholders, which are incorporated herein by reference. For a discussion of the Company's principal sources of revenue, see pages 58-59 of the Company's 2002 Annual Report to Shareholders. In 2003, the Company expects continued uncertainty in the global economy and financial markets. In addition, the ongoing war in Iraq, the threat of terrorism and other geopolitical uncertainty could have a negative impact on the global economy, consumer confidence and the Company's results.

     During 2002, the Company undertook several measures to continue to strengthen its business model so that it is more flexible and adaptable and less reliant on good economic cycles

----------
* Various forward-looking statements are made in this 10-K Annual Report, which generally include the words "believe," "expect," "anticipate," "optimistic," "plan," "intend," "aim," "will," "should," "could," "likely" and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements are discussed on pages 59-64.

to deliver strong results. The Company continued its reengineering initiatives and delivered over $1 billion in benefits while also improving major business processes. It expanded the use of the Internet to serve customers and continued to diversify card spending by lowering reliance on merchants in the travel and entertainment sectors. It continued to focus on strengthening its balance sheet and improving its risk profile by increasing reserves for card receivables and merchant bankruptcies and continuing to lower its corporate lending balances while building a more diversified consumer and private banking loan portfolio. The Company developed new strategic relationships that enhanced capabilities, and invested in business-building activities, which resulted in the expansion of its card portfolio in the U.S. and internationally, as well as growth in its Global Network Services business in international markets.

     In addition to the measures the Company undertook to strengthen its business, improve its risk profile and invest in business-building activities, the Company also placed renewed emphasis on managing its business with integrity and with the strong values that have guided it throughout its history. The Company supported the various corporate governance reforms adopted under the Sarbanes-Oxley Act of 2002 and proposed by the New York Stock Exchange. Though many of the measures required by the new regulations were already in place at the Company, the ethical failures uncovered at a number of companies in late 2001 and 2002 served to refocus management on ensuring that the Company strives to meet its financial targets based on the Company's long-term interests rather than on short-term, expedient solutions.

                             TRAVEL RELATED SERVICES

     American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS"), which includes the Card, travel, merchant and network businesses, as well as the Travelers Cheque and Prepaid Services group, provides a variety of products and services worldwide, including, among others, global card network, issuing and processing services, the American Express'r' Card, the American Express'r' Rewards Green and American Express'r' Rewards Gold Cards, Blue from American Express'r', the Optima'r' Card, the American Express'r' Cash Rebate Card, a number of co-brand Cards, other consumer and corporate lending and banking products, American Express'r' Travelers Cheques, prepaid card products, business expense management products and services, corporate travel and travel management services, consumer travel services, tax, accounting and business consulting services, a network of automated teller machines ("ATMs"), magazine publishing, merchant transaction processing and point of sale and back-office products and services. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

     As described more fully below, TRS' general purpose card network and card issuing business are global in scope. TRS has the largest card issuing business in the world based on charge volume. In 2002, TRS' charge volume was $311 billion, with approximately 25% coming from Cardmembers domiciled outside the U.S. Cards are currently issued in 45 currencies, including cards issued by third-party banks and other qualified institutions. Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at establishments that have agreed to accept the Card, and to access cash through ATMs at more than 500,000 locations worldwide. In 2002, TRS rolled out numerous new Card products and entered into various co-brand and other Card arrangements in the U.S. and many foreign countries. TRS added a net total of 2.1 million cards in force in 2002. Total cards in force reached 57.3 million at the end of 2002. The global reach of American Express' brand, card issuing capabilities and general purpose card network position the Company well to take advantage of the growth opportunities in the global payments services business, both in the U.S. and internationally.

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

     GLOBAL NETWORK SERVICES

     TRS operates a global general purpose charge and credit card network. Network functions include operations, service delivery, systems, authorization, clearing, settlement and brand advertising and marketing; the development of new and innovative products for the network; and establishing and enhancing relationships with millions of merchants globally, both online and offline.

     One of the key assets of TRS' network is the American Express brand, which is one of the world's most highly recognized and respected brands. Cards bearing the American Express logo ("Cards") are issued directly by TRS and by licensed qualified institutions, and are accepted at ATMs and at all merchant locations worldwide that accept the American Express Card. TRS issues the vast majority of Cards on the American Express global network.

     In 2002, TRS continued to expand its Global Network Services ("GNS") business in which it authorizes third-party financial institutions to issue American Express-branded cards that are accepted on the American Express merchant network. The Company currently has 77 arrangements in place with banks and other qualified institutions in 77 countries providing for Card issuance by those entities. While some GNS arrangements have been in place for more than 20 years, the vast majority have been established since 1995. In 2002, the Company signed eight new GNS partners, including Toyota Finance Company in Japan and Samsung Card Company, Ltd. in Korea. Together, GNS partners launched 40 new products during 2002. These partnerships increase TRS' market presence, drive more transaction volume onto TRS' merchant network and significantly increase the number of merchants accepting the American Express Card in selected markets. TRS may charge fees and royalties for other services to banks and other financial institutions. Conversely, TRS' partners benefit from association with the American Express brand and access to TRS' network services. GNS continued to show strong growth in billed business in 2002.

     Local restrictive regulations governing the issuance of charge and credit cards have not been a significant factor impacting TRS' arrangements with banks and qualifying financial institutions in any country in which such arrangements exist, because such banks and institutions generally are already licensed to issue cards (e.g., Visa and MasterCard cards) prior to their issuing cards on the American Express network. Accordingly, TRS' GNS partners have generally not had difficulty in obtaining appropriate government authorization in the markets in which TRS has chosen to enter into these partnership arrangements.

     In May 1996, the Company invited banks and other qualified institutions in the United States to begin issuing Cards on the American Express network. In contrast to the situation outside the United States, there are no major U.S. bank issuers on the American Express network in the United States. This situation is the result of rules and policies of VISA USA, Inc. and MasterCard International, Incorporated ("MasterCard") in the United States calling for expulsion of members who issue American Express-branded cards. No banks have been willing to forfeit membership in VISA USA, Inc. and/or MasterCard to issue cards on the American Express network. In a lawsuit filed in October 1998 against VISA USA, Inc. and VISA International Corp. (collectively, "VISA") and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the antitrust laws of the United States. In October 2001, the trial judge ruled in favor of the U.S. Department of Justice, holding that these rules and policies do violate such laws. TRS views this decision as a major victory for U.S. consumers because it will ultimately lead to more vigorous competition and more innovative card products and services. However, VISA and MasterCard have appealed this decision and have obtained a stay of the court's judgment while the appeal is pending. Assuming the appeals court affirms the trial court's decision, the Company expects to launch the GNS business in the U.S. after the appeals process has been completed.

     As a network, TRS encounters intense competition from other card networks. Global competition comes from VISA, MasterCard, Diners Club, Discover Financial Services, a business unit of Morgan Stanley & Co. (U.S. only), and JCB Co., Ltd. (primarily in Japan). The principal competitive factors that affect the network business are (i) the number of cards in force and amount of spending on these cards; (ii) the quantity and quality of establishments that accept the cards;
(iii) the economic attractiveness to card issuers and merchant acquirers of participating in the network; (iv) the success of targeted marketing and promotional campaigns; (v) reputation and brand recognition; (vi) the ability to develop and implement innovative systems and technologies cost effectively on a global basis; (vii) the ability to develop and implement innovative types of card products and support services for merchants, issuers and acquirers on the network; (viii) success in implementation of strategies to reduce suppression -- when merchants that accept cards encourage a customer to use another card or cash; (ix) the availability of alternative payment systems; and (x) the quality of customer service.

     GLOBAL MERCHANT SERVICES

     During 2002, TRS continued its ongoing efforts to encourage consumers to use the American Express Card as their card of choice for everyday spending at establishments such as supermarkets, gas stations, drug stores and home improvement stores, as well as for their travel and entertainment spending. TRS also continued to increase the range of merchants in retail and everyday spending categories that accept the Card. Key signings in the United States included The Stop & Shop Supermarket Company, Dairy Queen, Time Warner Cable and H&R Block. As of the end of 2002, TRS estimates that the merchant network in the United States accommodated more than 95 percent of American Express Cardmembers' general purpose charge and credit card spending.

     As a result of the expansion of the types of merchants accepting charge and credit cards and the utilization of a more discriminating approach to identify and cancel inactive merchant accounts, in 2002, TRS continued to refine its calculation of international merchant coverage. Based on this refinement, as of the end of 2002, in markets in which TRS is the merchant acquirer, TRS' international merchant coverage accommodated approximately 84 percent of Cardmembers' general purpose charge and credit card spending, up from approximately 83 percent a year ago. TRS continued to make strong progress globally in signing key merchants and merchants in new industry categories, including quick-service restaurants, government, utilities and telecommunications. New signings in international markets included Mayne Group Limited-Pharmacy Services in Australia; Canadian Tire; Cora Hypermarkets in France; Arkio in Mexico; and NTT DoCoMo, a telecommunications provider in Japan. Along with expanding merchant coverage, TRS also launched new card products and promotions to build spending in retail and everyday locations.

     During 2002, TRS completed the implementation of its various agreements with JCB Co., Ltd., the largest card issuer and merchant acquirer in Japan, whereby TRS became the third-party merchant acquirer for JCB card transactions in Australia, Canada, India, Mexico, and New Zealand. As a result of these agreements, over 150,000 TRS Service Establishments in those countries began accepting the JCB card. During 2002, TRS also completed the second phase of implementing the agreement under which JCB became the third-party merchant acquirer for TRS in Japan. As a result of this implementation, over 500,000 additional merchants in Japan began accepting the Card, significantly expanding the extent of American Express merchant coverage in the country.

     TRS' objective is to achieve merchant coverage wherever and however Cardmembers want to use the Card. TRS signs up new merchants through a number of sales channels: a proprietary sales force, third-party sales agents, the Internet, telemarketing and inbound "Want to Honor" calls (i.e., merchants desiring to accept the Card contacting the Company directly).

     TRS earns "discount revenue" from fees charged to "service establishments" for accepting Cards where TRS is the "merchant acquirer." The discount, which is the fee charged by the Company to the service establishment for accepting Cards, is deducted from the amount of the payment that TRS pays to a service establishment for charges submitted. A service establishment is defined as a merchant that enters into an agreement to accept Cards as a method of payment for goods and services. A merchant acquirer is the entity that maintains the merchant Card acceptance relationship, receives all Card transactions from the merchant and pays the merchant for these transactions. When a Cardmember presents the Card for payment, the service establishment creates a record of charge for the transaction and submits it to the merchant acquirer for payment. The discount (i.e., value of charge times discount rate) is deducted from payment to the service establishment and is recorded as discount revenue at the time the transaction is captured. Where TRS acts as the merchant acquirer and the Card presented at a service establishment is issued by a third-party bank or financial institution, such as in the case of TRS' GNS partnership arrangements, TRS will make financial settlement with the Card issuer. Such amounts shared are recorded as a reduction of discount revenue. Where the merchant acquirer is a third-party bank or financial institution, TRS also receives a portion of the discount revenue charged to such service establishments. Such amounts shared with and paid to TRS are recorded as discount revenue.

     The discount rate, which is generally expressed as a percentage of the amount charged on a Card, is contractually agreed with the service establishment. The level of the discount rate charged is principally determined by the value that is delivered to the service establishment and generally includes a premium to other cards. Value is delivered to the service establishment through higher spending Cardmembers, the volume of spending by all Cardmembers and the insistence of Cardmembers to use their Cards when enrolled in loyalty or other Card usage programs.

     The discount rate varies with the type of participating establishment, the charge volume, the timing and method of payment to the establishment, the method of submission of charges and, in certain instances, the average charge amount and the amount of information provided. TRS has generally been able to charge higher discount rates to participating establishments than its competitors as a result of TRS' attractive Cardmember base. While many establishments understand this pricing in relation to the value provided, TRS has encountered dissatisfaction from some establishments, as well as suppression of the Card's use. TRS continues to devote significant resources to respond to this issue, and has made progress by concentrating on acquiring merchants where Cardmembers want to use the Card, providing better and earlier communication of the American Express value proposition and, when necessary, by canceling merchants who suppress usage of the American Express Card. Over time, the Company has experienced some erosion in its discount rate, primarily reflecting its business decision to expand its merchant coverage base to lower rate "everyday spend" merchant categories, and the stronger than average growth rates in those categories.

     TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase Card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. In 2002, TRS continued to offer value added front-office solutions designed to support merchants' billing needs. These fee-based solutions include the Purchase Express product that enables merchants to authorize and settle transactions from their PCs and capture additional data required for Corporate Purchasing Card transactions. TRS also continues to support merchant implementations on the Automated Bill Payment Platform that allows merchants to bill Cardmembers on a regular basis for repeated charges such as insurance premiums and subscriptions.

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

     During 2002, TRS continued to address credit quality issues on the merchant side of its business and the growing risk related to merchant bankruptcies in light of the difficult economy. To reduce this risk, particularly in the travel industry where merchants may be paid by the Company well before the time they actually render the services to Cardmembers, the Company holds payments to service establishments where appropriate. In some cases, the Company has lengthened the time between when the Card charges are submitted by the merchant and when the Company pays the merchant and has taken other appropriate steps to manage risk.

     At year-end 2002, TRS was the sixth-largest owner/operator of ATMs in the United States with more than 7,300 terminals, which are operated under the ATM Axis'r' brand.

     In recent years there has been considerable interest on the part of a number of government regulators around the world in the fees that merchants are charged to accept credit cards. Most significantly, regulators in the United Kingdom, European Union and Australia have conducted extensive investigations into the way that VISA and MasterCard members collectively set the "interchange," which is the fee paid to the card issuing bank and the fundamental element of merchant pricing, and are imposing regulations on this process. Regulators have also considered the industry practice of prohibiting merchants from passing these fees along to consumers through surcharges on credit card purchases. Although the regulatory focus has for the most part been specifically on VISA and MasterCard, government regulation of the card associations' pricing could ultimately affect all card service providers by increasing pressure on the levels of interchange and merchant discount. Downward movement of interchange and merchant discount may impact the relative economic attractiveness to card issuers and merchant acquirers of participating in a particular network, and may drive card service providers to look for other sources of revenue such as annual card fees. In addition, any legal or regulatory bar on the "no surcharging" rules may result in merchant surcharging to consumers who choose to pay with credit and charge cards. As a result of action taken by the Reserve Bank of Australia, merchants in Australia are permitted to surcharge credit card transactions, including American Express Card transactions, as of January 1, 2003.

     CONSUMER CARD, SMALL BUSINESS AND CONSUMER TRAVEL SERVICES

     As described above, TRS' Card business has a significant presence both in the U.S. and internationally. TRS and its licensees offer individual consumers charge cards such as the American Express'r' Card, the American Express'r' Gold Card, the Platinum Card'r', and the ultra-premium Centurion'r' Card; revolving credit cards such as Blue from American Express'r', the Optima'r' Card and the recently launched American Express'r' Cash Rebate Card, among others; and a variety of cards sponsored by and co-branded with other corporations and institutions, such as the Delta SkyMiles'r' Credit Card from American Express, American Express'r' Platinum Cash Rebate Card exclusively for Costco Members and the American Express'r' Costco Business Card from OPEN: The Small Business Network.

     Charge Cards, which are marketed in the U.S. and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Charge Cards generally require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be canceled.

     TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, when the Company began aggressively to expand its credit card business, its lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of the Company's lending products, such as Blue from

American Express and the Delta SkyMiles Credit Card from American Express, as well as the increased number of Charge Cardmembers who have taken advantage of the Company's "lending on charge" options (such as Sign & Travel). TRS continued to bolster its proprietary business through the introduction of more than 100 new proprietary card products in 17 countries during 2002. These are cards that American Express issues, either on its own or co-branded with partnering institutions.

     The wide array of new or enhanced international products included Blue from American Express in Mexico and Indonesia (bringing the total number of international "Blue" markets to 18), the American Express Tiger Woods Credit Card in Canada, and co-branded cards with such high-value partners as Costco in Puerto Rico, Alitalia in Italy and Shinsei Bank in Japan. TRS also acquired a credit card portfolio from AMP Bank, one of Australia's leading financial services companies.

     American Express Centurion Bank ("Centurion Bank"), a wholly owned subsidiary of TRS, issues Blue from American Express, the Optima Card, and all other American Express-branded revolving credit cards in the United States and owns most of the receivables arising from the use of these Cards. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with its Sign & Travel and Extended Payment Option programs. The Sign & Travel'r' program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with the Charge Card. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount. Centurion Bank is also the issuer of certain Charge Cards in the U.S. Various flexible payment options are offered to Cardmembers in international markets as well.

     TRS issues Cards under co-brand agreements with selected commercial firms and affinity programs with certain marketing partners. Examples of TRS' co-brand arrangements include agreements with Aero Mexico, Air France, Loyalty Management Group Canada, Inc. (Air Miles), Alitalia, British Airways, Costco, Delta Airlines, Hilton Hotels, Madison Square Garden (New York Knicks/New York Rangers), Shop Rite supermarkets, Singapore Airlines, SOGO - UNY (Hong Kong), and Starwood Hotels & Resorts. The lengths of arrangements generally range from 5 to 10 years. Cardmembers earn rewards provided by the commercial firms' respective loyalty programs based upon their spending on the co-brand cards, such as frequent flyer miles, hotel loyalty points and rebates. TRS makes payments to the commercial firms with which it has co-brand card arrangements. Payments by TRS are primarily based on the amount of Cardmember spending and corresponding rewards earned on such spending, and, under certain arrangements, on the number of accounts acquired and retained. TRS expenses amounts due under co-brand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Once TRS makes payment to the co-brand partner, as described above, the partner is solely liable with respect to providing rewards to the Cardmember under the co-brand partner's own loyalty program.

     Affinity programs are generally designed as joint marketing arrangements whereby TRS and the affinity partner create a program with joint branding and offers designed to appeal to people with a relationship or affinity to a particular partner-entity or association. In general, in an affinity arrangement, TRS makes payments to the affinity partners that are primarily based on the number of accounts acquired and retained through the affinity arrangement and the amount of annual Cardmember spending on such cards. The lengths of such arrangements generally range from 5 to 7 years.

     The Company also issues Cards under arrangements with banks, primarily outside the United States. Such bank distribution agreements involve the offering of a standard Company product (issued by TRS or one of its subsidiaries) to customers of the bank, generally with the bank's logo on the card. In a bank distribution arrangement, the Company makes payments to the bank partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such cards. The length of such arrangements generally range from 5 to 7 years. New distribution agreements during 2002 were signed with Societe Generale in France, Ban Regio in Mexico, Erste Bank in Austria and Joseph Leopold Bank in the UK.

     In addition to the payments to co-brand, affinity and bank partners referred to above, the arrangements with such entities may contain other terms unique to the arrangement with the partner, including an obligation on the part of TRS to make payments under certain circumstances.

     Many TRS Cardmembers, particularly Charge Card holders, are charged an annual fee which varies based on the type of card, the number of cards for each account, the currency in which the card is denominated and the country of residence of the Cardmember. Many revolving credit cards are offered with no annual fee. Each Cardmember must meet standards and criteria for creditworthiness that are applied through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. The Company uses sophisticated credit models and techniques in its risk management operations.

     Several products launched or renewed by TRS in the United States in the last few years continued to make significant contributions to its results in 2002. In one major move, TRS enhanced its classic charge card lineup by introducing the American Express Rewards Green and American Express Rewards Gold cards for U.S. consumers. These cards offer automatic enrollment in the MEMBERSHIP REWARDS'r' program and double points for everyday purchases at supermarkets, gas stations, drugstores, home improvement stores and other locations. Rewards-based products not only drive higher spending, they also have very favorable economics in terms of Cardmember attrition, credit and payment performance. Following their launch, the new American Express Rewards Green and American Express Rewards Gold Charge Cards and the American Express Cash
Rebate Card had good early performance, together attracting almost 500,000 new cards in 2002, with most coming in the fourth quarter. In addition to improving TRS' U.S. consumer Charge Card offerings, these new cards provide Cardmembers with enhanced opportunities to earn rewards and support TRS' efforts to drive spending at everyday locations. TRS also launched the American Express Cash Rebate Card for U.S. consumers. This card carries no annual fee and offers up to five percent cash back, based on a Cardmember's annual spending and payment activity.

     In addition to these new product launches, TRS continued to grow its existing rewards-based lending products in the U.S., such as its co-brand portfolios with Delta Air Lines and Costco.

     TRS also focused on expanding its MEMBERSHIP REWARDS program -- the largest program of its kind, with more than nine million Cardmembers enrolled worldwide. TRS continued to expand the array of choices in MEMBERSHIP REWARDS in 2002, signing new partners in retail and entertainment categories including Banana Republic, Blockbuster, Broadway.com, Cingular Wireless, Staples, Ticketmaster, The Home Depot and Toys "R" Us. About 1,200 redemption partners now participate in the MEMBERSHIP REWARDS program. TRS' MEMBERSHIP REWARDS loyalty program continues to be a strong driver of Cardmember retention and profitability.

     TRS makes payments to merchants pursuant to contractual arrangements when Cardmembers redeem their MEMBERSHIP REWARDS points and establishes reserves in connection with estimated future redemptions. Due to higher charge volumes and overall reward redemption costs, the expense of MEMBERSHIP REWARDS has increased over the past several years and continues to grow. During 2002, TRS worked to reduce program-related costs. Cardmembers can now handle online many program-related activities, such as enrollment and point redemption. By offering a broader range of redemption choices, TRS has improved customer satisfaction of the MEMBERSHIP REWARDS program and lowered the average cost per point that is redeemed. TRS will continue to seek ways to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

     As in the United States, the MEMBERSHIP REWARDS program is a powerful driver of Cardmember loyalty in the international consumer business. TRS now offers MEMBERSHIP REWARDS in 30 countries. In 2002, TRS enhanced its rewards programs in several markets, offering richer and more flexible choices that enable Cardmembers to earn points more quickly. In addition to using the Internet to support MEMBERSHIP REWARDS, TRS continued to deliver other online tools to help its customers effectively manage their relationships with the Company.

     Throughout the world, Cardmembers have access to a variety of free and fee-based special services and programs, depending on the type of Card they have and their country of residence. These include the MEMBERSHIP REWARDS program, Global Assist'r' Hotline, Buyer's Assurance Plan, Car Rental Loss and Damage Insurance, Travel Accident Insurance, Purchase Protection Plan, Best Value Guarantee, Emergency Card Replacement, Emergency Check Cashing Privileges, Automatic Flight Insurance, Premium Baggage Protection, Private Payments'r', Assured Reservations and Online Fraud Protection Guarantee. Certain Cards provide Cardmembers with access to additional services, such as a Year-End Summary of Charges Report. The Platinum Card, offered to certain Cardmembers in the United States and in virtually all other countries in which TRS issues Cards, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. The Centurion Card, which is offered in the U.S. and six other countries, is an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits. Personal, Gold, Platinum Card and Centurion Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company. It is now offered in the U.S. as well as in several international markets.

     Examples of additional services offered for a fee to Cardmembers include travel, accident and credit insurance products, a card registry and replacement service, credit bureau monitoring and telecommunication services. Additional services include a subscription service for magazines, a pre-paid legal service and various merchandise-related offerings.

     Over the past ten years, TRS has significantly expanded the roster of merchants who accept TRS' card products as well as the kinds of businesses that accept the Card. As discussed above, in recent years, TRS has focused its efforts on increasing the use of its Cards for everyday spending at such places as supermarkets, gas stations and retailers, as well as for telecommunications services. Consumers increasingly want to use cards for everyday purchases and tend to maintain their level of spending in these areas, in contrast to spending for certain kinds of travel and entertainment, even during periods of economic weakness. In 1990, 65 percent of all of TRS' U.S. billings came from the travel and entertainment sectors and 35 percent came from retail and other sectors. By 2002, that proportion was essentially reversed, with everyday spending accounting for over 60 percent of the business billed on American Express Cards. This shift resulted from the growth, over time, in the types of merchants who began to accept charge and credit cards in response to consumers' increased desire to use these cards for more of their purchases, and TRS' focus on expanding Card acceptance to exploit these opportunities. In 2002, this shift was important because of a decrease in spending in travel and entertainment resulting from the overall economic and political environment.

     As part of the Company-wide effort in 2002 to further reduce certain risks to its balance sheet, TRS continued to maintain strong reserve coverage to address credit quality in its charge card and lending portfolio. In this regard TRS increased its reserve coverage of past due balances, which remained in excess of 100 percent.

     TRS is concerned about fraud throughout its Card operations. The Company continues to take measures to address fraud issues, including investing in new technologies and educating Cardmembers through fraud protection initiatives. The Company had success in reducing known fraud in 2002.

     TRS continues to make significant investments, both in the U.S. and internationally, in its card processing system and infrastructure to allow faster introduction and greater customization of products. TRS also is using technology to develop and improve its service capabilities. For example, TRS maintains a service delivery platform that its employees use in the card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new cards to an account and customer satisfaction issues. In international markets, TRS is building flexibility and enhancing its global platforms and capabilities in revolving credit, its full service banking platform and consumer payment options. See "Corporate and Other" for a description of the Company's arrangement to outsource many of its technology operations to IBM.

     TRS is also a leading provider of financial and travel services to small businesses (i.e., generally less than 100 employees and/or sales of $10 million or less), a key growth area in the United States. In 2002, TRS took steps to strengthen its competitive position in this customer segment by introducing a new set of products, services, customer communications and partnerships, as well as increasing the use of the Internet to meet the servicing needs of small business owners in the United States. As part of this initiative, TRS' Small Business Services Group created a new sub-brand and adopted a new name, OPEN:
The Small Business Network From American Express'sm' ("OSBN"). This network provides a robust new set of products, services, online account management tools and partnerships that offer everyday savings to small businesses. A nationwide advertising campaign supported this effort, reinforcing American Express' commitment to serving small business owners.

     New card products launched for small business owners in 2002 included the Business Purchase Account'r' (charge), the Business Management Account'r' (credit), and the Platinum Delta SkyMiles Business Credit Card. TRS also added several new merchants to the EVERYDAY SAVINGS program for small business cardmembers, including Cingular Wireless, Kinko's, Nextel and Staples.

     TRS encounters substantial and increasingly intense competition with respect to the Card issuing business. As a card issuer, TRS competes in the U.S. with financial institutions (such as Citibank, Bank One/First USA, MBNA, JP Morgan Chase and Capital One Financial) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley affiliate that issues the Discover Card on the Discover Business Services network. TRS also encounters some very limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards because of their limited acceptance. As a result of consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers and the largest issuers have continued to grow using their greater resources, economies of scale and brand recognition to compete.

     Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional interest rates for both card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders. Target customers are segmented based on factors such as financial needs and preferences, brand loyalty, interest in rewards programs and creditworthiness, and specific products are tailored to specific customer segments.

     Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point of sale purchases has grown as many financial institutions have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo and accepted wherever those branded credit cards are accepted. As a result, the volume of transactions made with debit cards in the U.S. has continued to increase significantly. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. While debit cards may be used instead of credit and charge cards for certain kinds of transactions, they are not generally substitutes for credit or charge cards. TRS does not currently offer point-of-sale debit card products in any significant way.

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

     American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchases most Charge Card receivables arising from the use of cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates of deposit. TRS and Centurion Bank also fund receivables through asset securitization programs, which comprises part of its financing strategy. The Company utilizes the income from its securitization activities to help fund certain marketing and promotion activities. The cost of funding Cardmember receivables and loans is a major expense of Card operations. For a further discussion of TRS' and Centurion Bank's securitization and other financing activities, see pages 32-33, pages 36-37 and pages 41-42 under the caption "Financial Review," and Note 4 on pages 66-67 of the Company's 2002 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

     Centurion Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000 per depositor. Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC. Among the activities of Centurion Bank that are regulated at the federal level are its anti-money laundering compliance activities. The Company has taken steps to maintain a compliance program consistent with applicable standards. For further discussion of the anti-money laundering initiatives affecting the Company, see page 58 hereof under the heading "Corporate and Other."

     The Charge Card, ATM and consumer lending businesses are subject to extensive regulation in the United States under a number of federal laws and regulations, including the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit); the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected); the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted); the Fair Credit Billing Act (which, among other things, regulates the manner that billing inquiries are handled and specifies certain billing requirements); the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs). Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see page 57). Federal legislation also regulates abusive debt collection practices. In addition, a number of states and foreign countries have similar consumer credit protection, disclosure and privacy-related laws. The application of federal and state bankruptcy and debtor relief laws affect the Company to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including the USA PATRIOT Act (see page 58 for a discussion of this legislation and its effect on the Company's business). Centurion Bank is subject to a variety of state and federal laws and regulations applicable to FDIC-insured, state-chartered financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which Centurion Bank conducts its business. The Company regularly reviews and, as appropriate, refines its business practices in light of existing and anticipated developments in laws, regulations and industry trends so that it can continue to manage its business prudently and consistent with regulatory requirements and expectations.

     In January 2003, the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body composed of the principal federal entities that regulate banks and other financial institutions, issued in final form its guidance on Credit Card Account Management and Loss Allowance Practices (the "Guidance"). The Guidance covers five areas: (i) credit line management, (ii) over-limit practices, (iii) minimum payment and negative amortization practices,
(iv) workout and forbearance practices, and (v) certain income (fee) recognition and loss allowance practices.

     The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the bank regulators' identifying in recent examinations of other credit card lenders practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. The Company does not have any lending programs that target the subprime market. The Company does not believe that the Guidance will have any material impact on the Company's businesses or practices, nor will the Guidance mandate any changes to the Company's practices.

     The American Express Consumer Travel business provides travel services to consumers through: American Express-owned travel service offices; American Express Representatives, which are travel offices independently owned by third parties; and American Express Call Centers, which offer travel services to Platinum Card'r', Centurion'r' Card and other Cardmembers. Through these facilities, Cardmembers are able to receive service in person, by phone or by fax, in addition to the Company's online servicing. The Consumer Travel business also operates a wholesale travel business selling travel packages to other retail travel agents. Since a large number of the Company's consumer and small business Cardmembers are also active leisure travelers, TRS seeks to use its consumer travel network to better serve its customers and grow the business despite extremely challenging competitive pressures. See page 16 for a discussion of competition in the travel industry.

     TRS' travel network of more than 1,700 retail travel locations is important in supporting the American Express brand and providing customer service throughout the world. TRS continually evaluates this structure to determine the best way to leverage the strength of the travel network. At the same time, TRS is developing ways to better serve the travel consumer, including 1-800 type services and Internet-based products and services.

     GLOBAL CORPORATE SERVICES

     TRS' Global Corporate Services Group ("GCSG") provides Corporate Card, Corporate Travel, Corporate Purchasing Card ("CPC") and consulting services to businesses around the world. In addition to being a leading provider of such services to large-market businesses, GCSG has a strong presence among middle-market companies (those in the U.S. with annual revenues of $10 million to $1 billion and annual travel and entertainment expenditures between $100,000 and $10 million). The corporate middle market is a rapidly expanding segment that offers great opportunity for growth. In 2002, GCSG invested heavily in the middle market, expanding marketing efforts and adding sales staff in 13 countries. It also launched the Savings at Work'sm' program, which provides U.S. mid-sized firms with significant discounts on everyday products and services such as office supplies and a range of business services, and it enhanced the Company's product offerings to mid-sized firms in other parts of the world.

     Companies are offered services through the American Express'r' Corporate Card, which is a charge card issued to individuals through a corporate account established by their employer for business purposes.

      The CPC assists large- and middle-market companies in managing indirect spending, including traditional purchasing administration expenses. The CPC is used by corporations to buy everyday goods and services, such as office supplies and industrial supplies and equipment, in 23 markets around the world. This type of spending by corporations is less susceptible to downturns in difficult economic times than is traditional travel and entertainment spending, and is thereby helping to diversify the Company's spending mix. During 2002, TRS added or expanded Corporate Card and Corporate Purchasing Card relationships around the world including those with Accenture, Halliburton, Hilton Hotels, PepsiCo, Procter & Gamble, Seagate Technology and Unisys Corporation.

     Competition in the commercial card (Corporate Card and CPC) business is increasingly intense at both the card network and card issuer levels. At the network level, Diners Club remains a significant global competitor. In addition, both VISA and MasterCard have stepped-up efforts to support card issuers such as U.S. Bank, JP Morgan Chase, GE Financial Services and Citibank (in the U.S. and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements. In the past few years, MasterCard has promoted enhanced web-based support for its corporate card issuing members, and VISA International supported the creation of a joint venture by a number of its member banks from around the world to compete against GCSG and Diners Club for the business of multinational companies. The key competitive factors in the commercial card business are (i) the ability to capture and deliver detailed transaction data and expense management reports; (ii) the number and types of businesses that accept the cards; (iii) pricing; (iv) the range and innovativeness of products and services to suit business needs; (v) quality of customer services; and (vi) global presence. For a discussion of competition relating to the Card issuing business, see pages 4 and 12.

     GCSG offers integrated commercial card and business travel services in the United States and certain foreign countries to compete for the business traveler and to provide client companies with a customized approach to managing their travel and entertainment budgets. Clients are provided an information package to plan, account for and control travel and entertainment expenses. CPC solutions can also be packaged as complimentary expense management and reporting tools.

     GCSG provides a wide variety of travel services to customers traveling for business and is one of the leading business travel providers worldwide. For corporate travel accounts, GCSG provides corporate travel policy consultation, management information systems and group and incentive travel services in 37 markets worldwide, of which 31 are proprietary operations and six are managed through joint ventures.

     GCSG faces vigorous competition in the United States and abroad from numerous other traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel agencies is mainly based on price, service, convenience and proximity to the customer. In addition, competition comes from corporate customers themselves as many companies have become accredited as in-house corporate travel agents.

     In 2001, five of the largest U.S. carriers launched Orbitz, an online travel agency from which travelers are able to access information regarding a large selection of airfares from many airlines, including web-only fares, which may in some cases be lower than fares that can be obtained through traditional travel agencies. The website also provides offers on car rentals and other travel. In addition, Orbitz provides access to rates on hotel rooms in both independent hotels and hotels in certain major national chains, which may be lower than rates that could be obtained through traditional travel agencies. While Orbitz is targeted primarily toward the leisure traveler, business travelers are increasingly using Orbitz and other airline-owned websites to gain access to web-only fares. Other online agencies, formerly specializing in targeted sales to leisure travelers, such as Expedia and Travelocity, have begun to pursue corporate travel customers, initially in the small and mid-sized markets.

     In 2002, GCSG expanded its presence in Asia by opening joint venture operations through CITS (China International Travel Services) American Express Travel Services Limited, launching business travel centers in Beijing and Shanghai. This venture serves multinational, pan-regional and local corporations traveling to and from the People's Republic of China. The CITS

American Express partnership is the first corporate travel joint venture fully licensed to sell both domestic and international airline tickets in China.

     Airlines have continued efforts to reduce their distribution expenses. For example, in March 2002, all of the major U.S. airlines and some international carriers announced that they would no longer pay any "base" commissions to travel agents for tickets sold in the U.S. and Canada for all domestic and international travel. In addition, in 2002, airlines continued efforts to move corporate customers to their own proprietary direct billing and payment products, such as UATP, and made attempts to limit the use of credit and charge cards for web-only corporate fares. In addition, airlines continue to maintain and expand alliances for marketing, code share and other service delivery purposes. Those actions and the impact of the economic slowdown have caused some independent travel agencies to go out of business and, as referenced above, forced others to seek consolidation opportunities. Consolidation of travel agencies is expected to continue as agencies seek to better serve national and multinational business travel clients and negotiate more effectively with the airlines. It is also expected that travel agencies will continue to look for expense reduction opportunities such as focusing on electronic ticketing and interactive travel fulfillment solutions.

     GCSG has historically received commissions and fees for ticketing and reservations from airlines and other travel suppliers, and management and transaction fees from certain corporate travel accounts. The ongoing trend of airline alliances, airline websites permitting travelers to book business directly and airline commission rate reductions continues to result in decreased business travel revenue for travel companies and price increases for travelers, fewer opportunities for data aggregation for corporations and greater pressure on the GCSG travel business. Throughout 2002, GCSG, similar to other travel management companies, tested and utilized on behalf of its customers multiple technology tools to assure access to inventory and all airfares, formerly classified as "web-only" fares. Late in 2002, GCSG announced its TravelBahn'sm' Distribution Solution, a proprietary network alternative, which will provide access to all American Airlines inventory and fares for American Express corporate travel customers.

     GCSG continues to modify its business model and invest in new technologies to address these ongoing industry challenges. For example, GCSG has been successful in its efforts to rely less on commission revenues from suppliers, such as airlines or hotels, and now relies more on customers to pay transaction fees for its travel services. In 2002, only 28 percent of U.S. corporate travel revenues came from airlines, hotels, rental car companies and other suppliers, and 72 percent came from customers. A few years ago, the mix was approximately the reverse.

     These changes to GCSG's sources of revenue enabled Corporate Travel to successfully manage its business in one of the toughest years in recent history for the business travel industry. The travel industry continues to be impacted by world events and challenging economic conditions. Threat of war, terrorism and a general economic downturn have depressed both business and leisure travel and may continue to do so. In 2002, both United Airlines and USAir filed for Chapter 11 bankruptcy protection in the U.S., while both airlines continue to operate with reduced capacity in attempts to lower their cost base. 2002 also saw the significant rise in popularity and profitability for the low-cost carrier segment in the U.S., Europe and Asia. In the past, this segment had primarily focused on leisure travelers, while 2002 saw a dramatic rise in the number and percentage of business travelers using these low-cost airlines.

     GCSG took advantage of the downturn in travel to step up sales efforts. It was awarded the corporate travel business of companies including Monsanto Company; Nestle USA; Nokia, Inc.; Panasonic; and The Shell Company of Australia Limited.

     As in other areas of the Company, GCSG has moved many of its business processes and customer servicing online to reduce costs, improve processes and enhance the quality of customer service. By year-end 2002, 16% of all corporate travel transactions in the U.S. were conducted online. This online delivery optimizes savings for corporate customers and enhances GCSG profitability through lower-cost servicing. Expanding on the momentum from U.S. corporations migration to booking their company travel online, GCSG opened two new E-Fulfillment Centers in Europe -- in Stockholm and Nice -- to complement the North American E-Fulfillment Center in Miami Lakes, Florida, which has been operational since 2001. By shifting travel reservations from the telephone onto a website, GCSG is able to improve substantially employee productivity and drive down costs. Employees at online fulfillment centers process almost 7,000 transactions per year compared to approximately 1,400 for offline servicing.

     Similarly, GCSG's Internet application for the corporate card segment, Amex@Work, gives clients a faster, simpler way to work with the Company. During 2002, GCSG offered American Express @ Work'r' Expense Reporting and Purchase Reconciliation, an online tool which helps companies and their employees track and file expense reports and reconcile everyday purchases. TRS also enhanced American Express @ Work by adding a searchable database that corporate travel managers can access to keep track of employees' travel reservations. Over 11,000 corporate account administrators now go online to perform most of their account maintenance, rather than contacting the Company by phone, fax or mail. Since its launch in 1999, the percentage of corporate card maintenance transactions completed online through Amex@Work has grown significantly and this channel now handles 63 percent of such transactions.

     GCSG has also developed relationships with a number of e-commerce firms to provide a faster, more efficient way for customers to purchase office supplies and related products using the CPC. In March 2002, GCSG announced that it has entered into an agreement with IBM to jointly develop a web-based expense reporting and reconciliation tool designed to reduce the cost of managing everyday business expenses. Under the Agreement, GCSG plans to market the application as part of its American Express @ Work suite of online expense management tools.

     GCSG, through its Consumer Travel International and Foreign Exchange Services Group ("CTI & FES"), provides travel services, currency exchange and Cardmember services through a retail network of American Express-owned and franchised offices. CTI & FES expanded its global retail presence in Australia and Southeast Asia, and extended its partnerships in India, Thailand, Turkey and the United States. TRS further expanded its retail network through aggressive growth at international airport locations; Paris' Charles de Gaulle airport and London's Heathrow airport being notable recent additions to the network. CTI & FES also provides electronic funds transfers through an international payments service. Offered in the U.S., Australia and the UK, this service offers small businesses and banking customers an Internet-based source to make payments to foreign suppliers.

     GLOBAL TRAVELERS CHEQUE AND PREPAID SERVICES

     The Company, through its Global Travelers Cheque and Prepaid Services Group ("TCPS"), is a leading issuer of travelers checks. The Company also issues Money Order and

Official Check products in the United States, and the TravelFunds Direct'r' product, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

     The American Express'r' Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque is a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. In 2002, TCPS launched enhanced services for Travelers Cheque customers, including passport and credit replacement assistance. Gift Cheques, a type of Travelers Cheque, are used for gift-giving purposes.

     Travelers Cheques are issued in eight currencies, including a Euro-denominated Travelers Cheque, both directly by the Company and through joint venture companies in which the Company generally holds an equity interest. Gift Cheques are issued in two currencies, U.S. dollars and Canadian dollars. As a result of the final conversion in early 2002 of certain European currencies to the Euro, the Company ceased selling the French franc, German mark and Dutch guilder Travelers Cheques as of the end of 2001. However, the Company will continue to honor, redeem, and refund Cheques in these currencies for Euros, since they do not expire.

     American Express Travelers Cheques are sold through a broad network of selling outlets worldwide, including travel offices of the Company, its affiliates and representatives; travel agents; commercial banks; savings banks; savings and loan associations; credit unions; and other financial, travel and commercial businesses. The Company sometimes compensates selling outlets for their sale of Travelers Cheques. In 2002, the Company's sale of Travelers Cheques and Gift Cheques over the Internet continued to grow strongly. During the year, overall Travelers Cheque sales decreased 6.2 percent globally, and consumer Gift Cheque sales increased approximately 14 percent. While Gift Cheque growth can be attributed to new advertising and marketing programs, it is believed that the lag in Travelers Cheque sales was driven by the continuing global economic slowdown and the reduction in both business and personal travel.

     Partnerships with sellers continue to be critical to the Travelers Cheque Group as TRS expands its sales distribution network. In 2002, TCPS lost the account of the American Automobile Association, a major seller in the United States, but gained a number of new sellers, including Abbey National in the UK; Saudi American Bank; STA Travel in Germany; and Tokyo Credit Service.

     The proceeds from sales of Travelers Cheques issued by the Company are invested predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

     Issuers of travelers checks and money orders are regulated under most states' "money transmitter" laws. These laws require travelers check issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit Travelers Cheque and Money Order licensees annually. In addition, Travelers Cheque and Money Order issuers are required to comply with state and foreign unclaimed and abandoned property laws. The state laws require issuers to pay to states the face amount of any Travelers Cheque or Money Order that is uncashed or unredeemed after a specified period of years. Outside the U.S., there are varying requirements, including some countries with requirements similar to those in the U.S. On December 31, 2001, new federal anti-money laundering regulations became effective. These regulations required, among other things, the registration of traveler check and money order issuers as "Money Service Businesses" and compliance with anti-money laundering recording and reporting requirements by issuers and selling outlets. For a discussion of other anti-money laundering legislative initiatives affecting the Travelers Cheque Group, see page 58 under the heading "Corporate and Other."

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

     TCPS has also grown its Prepaid Card business. In 2002, the Group launched a general retail gifting product, the American Express Gift Card, and continued to offer the Be My Guest'r' Card, a Prepaid Card product used to give the gift of restaurant dining. TCPS is continually looking into additional prepaid products both individually and through partnerships with others.

     OTHER PRODUCTS AND SERVICES

     Interactive Services and New Businesses ("IS&NB") leverages interactive technologies to develop new businesses and enhance existing businesses. IS&NB leads and coordinates the deployment of the Company's enterprise-wide interactive strategy with a focus on providing Internet and interactive capabilities to meet customer needs.

     The Company continued to leverage the Internet to lower costs and improve service quality. During 2002, it expanded the number of services and capabilities available to customers online and increased their utilization. For example, within the U.S., approximately 80 percent of the Company's card servicing transactions are now available online. The Company now has more online interactions with customers than it does by telephone or in person.

     At year-end, approximately nine million Cards were enrolled in "Manage Your Card Account Service." This service enables Cardmembers to review and pay their American Express bills electronically, view their Membership Rewards'r' accounts and conduct various other functions quickly and securely online. The Company now has an online presence in over 50 markets.

     American Express Tax and Business Services Inc. ("TBS") is a tax, accounting, consulting and business advisory firm focused primarily on small and middle-market companies. TBS provides a wide range of services for a fee, including tax planning and accounting, litigation support, business reorganization, business advisory, business technology and other consulting services. In addition, TBS has expertise in a variety of industries, including health care, real estate, manufacturing and distribution, among others. TBS employs CPAs but is not a licensed CPA firm. Attestation services for its clients are available from licensed public accounting firms with whom TBS has continuing professional services relationships. TBS has more than 50 offices in 17 states with approximately 2,700 employees.

     TRS, through American Express Publishing, also publishes luxury lifestyle magazines such as Travel+Leisure'r', T+L Family, a supplement to Travel+ Leisure, T&L Golf'r', Food & Wine'r' and Departures'r'; travel resources such as SkyGuide'r'; business resources such as the American Express Appointment Book and Fortune Small Business magazine; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; as well as directly sold and licensed products. In 2002, American Express Publishing introduced a Spanish language version of Travel + Leisure, the Blue from American Express Appointment Book and SkyGuide GO, a supplement to SkyGuide geared to business travelers. TRS also has a custom publishing group and is expanding service-driven websites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and skyguide.net.

                       AMERICAN EXPRESS FINANCIAL ADVISORS


     OVERVIEW

     The Company, through its American Express Financial Advisors business unit ("AEFA"), makes available a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. This business unit principally includes American Express Financial Corporation ("AEFC") and its subsidiaries and affiliates described below. At December 31, 2002, AEFA maintained a nationwide field sales force of over 11,600 financial advisors, which represents a slight increase over 2001 and which provided products and services to more than two million clients throughout the U.S.

     The core of AEFA's business is financial planning and advice. AEFA's financial advisors work with retail clients to develop strong relationships and long-term financial strategies. To fulfill the needs of its retail clients, AEFA also develops and offers a broad array of financial products and services, including annuities; a variety of insurance products, including life insurance, disability income insurance and property and casualty insurance; a variety of investment products, including investment certificates and mutual funds; investment services, including wrap programs; a variety of tax-qualified products, including individual retirement accounts, employer-sponsored retirement plans and Section 529 college savings plans; personal trust services; and retail securities brokerage, including online direct brokerage services.

     AEFA believes that its ability to provide broad-based products and services on a relationship basis is a competitive advantage. Due to significant volatility and an overall decline in the equity markets, investment flow from AEFA's retail investors has slowed and many competitors have also suffered significant declines. To compete, major brokerage firms are attempting to move away from their historical transaction orientation and move toward financial planning and advice, AEFA's historical focus and longstanding strength. Unlike many of AEFA's competitors, whose field forces typically comprise brokers who focus on completing transactions, many of AEFA's advisors are Certified Financial Planner'r''pp'1 practitioners who also work closely with clients to develop long-term financial plans. As a result, AEFA has a client retention rate of 94 percent, and in 2002, the redemption rates in its proprietary mutual fund product continued to compare favorably with industry levels, even in light of the difficult environment AEFA faced during the year.

     AEFA continues to invest considerably in the development of tools and training for its advisors to further strengthen their ability to offer sound advice and financial plans. During 2002, nearly 47 percent of new retail clients had a financial plan developed for them by an AEFA advisor, up three percent from 2001. As has been the case historically, clients with plans tend to buy more products. In 2002, product sales generated through financial planning and advice services were 73 percent of total advisor sales, up one percent from last year.

----------
(1)  Registered trademark of Certified Financial Planner Board of Standards,
     Inc.

     AEFA also offers products and services directly to institutions, such as asset management, institutional trust and custody, workplace-based financial education and financial planning, and employee benefit plan administration. AEFA also markets fixed and variable annuity and variable universal life insurance products through third-party financial institutions.

     In recent years, AEFA has increased its sale of non-proprietary products, particularly mutual funds, to meet the demands of clients for a broader choice of investment products. The sales of non-proprietary products on a stand-alone basis generally are less profitable than proprietary sales. A significant portion of AEFA's non-proprietary mutual fund sales are made in connection with wrap programs where clients pay AEFA a fee that is typically a percentage of assets under management, and which are more profitable than the sale of non-proprietary products alone. In 2002, overall mutual fund sales by AEFA decreased relative to the sale of fixed and variable annuities, which have a lower return on equity.

     In 2002, AEFA took various steps to support continued growth of its business:

     o It further refined the organizational structure for its field sales force to reduce costs and improve focus and productivity.

     o It took various actions to improve its asset management capability and investment performance to increase the competitiveness of its proprietary products, including:

          - Launching 34 new products across its asset management, insurance and annuity businesses, including four new equity and fixed income internally managed mutual funds and four new sub-advised equity mutual funds in the international, mid- and small-cap categories by partnering with fund managers with proven track records of strong performance;

          - Increasing the strength and depth of its own investment talent, including the hiring of a new Senior Vice President of Fixed Income and several other experienced investment professionals and the acquisition of a quantitative investment analysis firm. In addition, in early 2003, AEFA reorganized its fixed income investment management staff into teams responsible for research, trading and portfolio management in specific fixed income sectors; and

          - Restructuring its U.S. equity investment operation by establishing or expanding satellite offices in Boston, Cambridge, New York and San Diego. Each of the satellite offices, in addition to the Minneapolis office, is responsible for managing several equity investment portfolios. Minneapolis continues to be a center for both portfolio management and research.

     In 2002, depressed equity market levels significantly impacted AEFA's business. Among other areas, assets under management declined, as well as management fees related to such assets, both due to depreciation in asset values, as well as fund outflows, particularly those invested in growth-oriented mutual funds. In 2002, other market-based events also impacted

AEFA's business including the continuation of relatively high default rates in the corporate debt markets. See "Impact of recent market volatility on Results of Operations" on page 46 of the Annual Report to Shareholders, which is incorporated by reference herein.

     DISTRIBUTION OF PRODUCTS AND SERVICES

     AEFA has three primary financial service distribution channels: retail, which is comprised of financial advisors and direct access (online, telephone and mail), institutional and third party.

     RETAIL DISTRIBUTION

     AEFA's largest distribution channel is its sales force of financial advisors. Through this channel, AEFA offers financial planning and investment advisory services (for which it charges a fee) to individuals and business owners that may address six basic areas of financial planning: financial position, protection, investment, income tax, retirement and estate planning. AEFA's financial advisors provide clients with recommendations from a broad array of proprietary and non-proprietary products and services.

     AEFA's organizational structure provides advisors choices in how they affiliate with the organization, with various levels of service, compensation and branding. Advisors are able to choose an employee advisor platform, with compensation being paid as a draw against commissions, a high level of support and a lower payout rate; a branded independent advisor platform, structured as a franchise system, in which advisors get a higher payout rate and can purchase the support services they prefer; or an affiliated but unbranded broker-dealer platform with a yet higher payout. The unbranded platform is Securities America, Inc., a broker-dealer owned by AEFC. Securities America is a distributor of mutual funds, annuities and insurance products, as well as individual securities and wrap products. Securities America provided service to 1,434 advisors in 2002.

     Approximately 24 percent of AEFA's 11,600 financial advisors are American Express employees; about 64 percent are American Express-branded franchisees; and about 12 percent are in the unbranded platform. AEFA believes it is the only U.S. company to offer all three of these different career tracks for advisors, which it considers a strategic advantage. During 2002, AEFA tightened the hiring criteria for employee advisors so it could more effectively select applicants who would have the greatest opportunity for success. At the same time, AEFA focused on client acquisition and reducing costs in its system. AEFA further improved the service and tools provided to franchisee advisors and further aligned metrics and compensation.

     AEFA believes it needs to continue its efforts to increase the size of its dedicated field force to further enhance its ability to attract and serve new clients and to compete effectively with the large sales forces of a few competitors. In attracting and retaining members of the field force, AEFA competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions.

     Consistent with the Company's goal of leveraging business development across all of its units, AEFA continues to increase its sales to customers from other American Express businesses. AEFA's Financial Education and Planning Services (FEPS) group provides workplace financial education programs and an opportunity for advisor referrals between the advisor channel and the 401(k) client base of American Express Retirement Services and American Express Trust Company. With institutional client approval, advisors present educational seminars in the workplace to employee participants enrolled in the institutional client's program. In 2002, AEFA enhanced these educational and referral activities with 401(k) clients representing 250 companies and over one million participants. AEFA also has financial education relationships with 75 additional major U.S. corporations and 500 smaller companies, also representing over one million employees. Seventeen percent of AEFA's new retail clients in 2002 came from the combination of these institutional relationships.

     In 2002, AEFA also began to leverage other American Express relationships with major companies to create alliances that help generate new financial services clients. The first test of this strategy was a marketing alliance with Costco, one of the largest merchants in the American Express network. The AEFA/Costco Wholesale Program generates new advisor clients from the Costco member base at a lower acquisition cost than traditional channels, while providing Costco customers an array of member benefits. As a result of the initial launch of the Costco alliance in 2002, five percent of AEFA's new clients came from this relationship and 94 percent of advisor clients obtained through the Costco relationship completed a financial plan.

     AEFA also has taken steps to integrate its direct retail distribution channel with the advisor channel. AEFA's online brokerage business, American Express Brokerage, allows clients to purchase and sell securities online, obtain research and information about a wide variety of securities, use asset allocation and financial planning tools, contact an advisor, as well as have access to more than 3,000 proprietary and non-proprietary mutual funds, among other services.

     The Internet also continues to be an important and cost effective tool for acquiring new customers. The number of advisor leads generated via the Internet increased significantly in 2002, at a substantially reduced cost versus alternative channels. Additionally, the Internet has emerged as a significant channel for service on the institutional and retail sides of the business.

     In 2002, AEFA launched the American Express One'sm' Financial Account, an integrated financial management account that combines clients' investment, banking and lending relationships into a single account. The American Express One Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds and other securities. Additional features of the American Express One Financial Account include unlimited check writing with overdraft protection, an American Express'r' Gold Card, online bill payments, ATM access and a high-yield savings account. By offering clients the benefits of "one-stop shopping," the American Express One Financial Account enables AEFA to attract a larger share of its clients' assets.

     AEFA also introduced American Express Platinum Financial Services'r' in 2002 to better serve the company's most affluent clients. Clients eligible for this offering have access to certain specialized products and services, and are served by specially trained advisors, most of whom hold advanced planning certifications. In 2002, AEFA trained over 750 top advisors to participate in the program and existing clients who participated in the Platinum Financial Services program committed an average of $150,000 in new money as a result.

     The Company also engages in the brokerage business in the United Kingdom through American Express Financial Services Europe Ltd. ("AEFSE"). This business has transformed into a more extensive provider of direct investment services, and now offers, through a multi-currency account, customer trading in 11 stock markets, tax wrappers and over 800 funds. AEFSE is part of the Company's Global Brokerage and Membership B@nking'r' ("GBMB") unit, which also includes the Company's U.S. brokerage services offered through AEFA and Membership B@nking offered through Centurion Bank. GBMB is helping to coordinate the expansion of the Company's financial services business in the U.S. and select international markets by working closely with AEFA and TRS.

     In 2002, AEFA announced a strategic alliance with Mitsui Mutual Life Insurance Company (MMLIC) to license AEFA's financial planning business model in Japan and transfer AEFA's Japanese direct mutual fund sales business. The AEFA advice-based business model has been tailored for Japan and includes advisor and leader training, marketing support and financial planning software. MMLIC launched its financial planning Personal Money Management (PMM) service in November 2002. MMLIC has exclusive use of the model through 2004. With this strategic alliance, AEFA expects to gain experience in exporting advice capabilities. As a result of this transaction, AEFA closed its retail operations in Japan.

     INSTITUTIONAL

     American Express Asset Management Group Inc. ("AEAMG"), a subsidiary of AEFC and an SEC registered investment adviser, directly or through operating divisions or subsidiaries, provides investment management services to:

     o Pension, profit-sharing, employee savings and endowment funds of large- and medium-sized businesses, governmental units and other large institutional clients;

     o Smaller accounts of wealthy individuals and small institutional clients, either directly to such clients or indirectly through wrap programs sponsored by various affiliated and unaffiliated entities;

     o Various special purpose vehicles that issue their own securities and which are backed by high-yield bonds and bank loans (collateralized debt obligations and secured loan trusts); and

     o Various hedge funds structured as limited liability entities and offshore corporations.

     For its investment services, AEAMG generally receives fees which are assessed on the basis of a percentage of the market value of assets under management. Clients may also pay fees to AEAMG based on the performance of their portfolio.

     AEAMG owns a 50.1 percent interest in Kenwood Capital Management LLC ("Kenwood"), which provides investment management services to investment companies, corporations, trusts, estates, charitable organizations and tax qualified pension and profit sharing plans. Kenwood employs an active investment strategy that is based on a disciplined approach to stock selection and portfolio risk management, and seeks to achieve consistent excess returns relative to passive index benchmarks for the small-cap segment of the United States' equity market. AEAMG also owns a 50.1 percent interest in Northwinds Marketing Group LLC ("Northwinds"), a registered broker-dealer, which markets investment management services of AEAMG and its affiliated investment advisers, as well as certain non-affiliated investment advisers, to large institutions, primarily union and public pension funds.

     AEAMG also provides investment management services to hedge funds structured as limited liability entities and offshore corporations. AEAMG's direct or indirect subsidiaries serve as general manager and investment manager of such entities. These subsidiaries also serve as commodity pool operators for hedge funds that trade in futures and, accordingly, are registered with the Commodity Futures Trading Commission ("CFTC") and the National Futures Association ("NFA"). Other entities affiliated with AEAMG, which are also subsidiaries of AEFC, jointly provide investment management and advisory services to European equity hedge funds. AEAMG receives an investment management fee, and may also receive a performance fee, for the services it provides to the hedge funds. Portfolio managers and analysts for the hedge funds may, from time to time, invest their own assets in the funds they manage. Investors in the hedge funds include institutions, corporations, pension plans, and high net worth individuals. Investors may be affiliates of AEFC. The hedge fund business faced significant challenges in 2002 and, in the aggregate, the asset levels in these funds declined. The business focused on repositioning for future growth. In 2002, eight new funds (four strategies) were launched and four funds (two strategies) were closed. Personnel changes were made, resulting in a net increase in personnel dedicated to the hedge fund business.

     AEAMG provides investment management services as collateral manager to various special purpose vehicles that issue securities collateralized by a pool of assets, i.e., collateralized debt obligations ("CDOs"). AEAMG also provides investment management services to secured loan trusts ("SLTs"). AEAMG is assessing the impact of FASB Interpretation No. 46, which addresses potential consolidation of certain entities, including CDOs and SLTs. AEAMG or one or more of its affiliated companies has invested its own money in such vehicles, including in residual equity interests, which are illiquid and the most subordinated (and accordingly, riskiest and most volatile) interests in such vehicles. As of December 31, 2002, the carrying values of the CDO residual tranches and SLT notes were $28 million and $684 million, respectively. The return on such investments correlates to the performance of portfolios of high-yield bonds and bank loans. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio to which the SLTs correlate may be up to five times that of the par amount of the notes held by AEFA. Deterioration in the value of high-yield bonds or bank loans would likely result in deterioration of investment return on the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return, or in severe cases, loss of the carrying amount. Deterioration of a portfolio would likely have a negative impact on collateral management fees.

     During 2001, AEFA placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $905 million, into a securitization trust. In return, the Company received $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of December 31, 2002, the retained interests had a carrying value of $754 million, of which $520 million is considered investment grade. The company has no obligations, contingent or otherwise, to such unaffiliated investors.

     At December 31, 2002, AEAMG managed securities portfolios in the U.S. totaling $14.8 billion compared to $18.4 billion at December 31, 2001.

     International investment management services are offered to domestic and international institutional clients and mutual funds by other subsidiaries of AEFC which have offices in

London, Singapore and Tokyo. At December 31, 2002, these entities in the aggregate managed $4.5 billion, of which $2.7 billion represents mutual fund assets.

     The institutional investment management business is highly competitive and 2002 was a challenging year in which there was an overall reduction in assets under management. AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance, including the quality and "track record" of portfolio managers, global capabilities, range of portfolios offered and client service.

     American Express Retirement Services ("AERS"), a business unit of American Express Financial Advisors Inc., and American Express Trust Company ("AETC"), together provide retirement plan-related services to mid- to large-size private employers, governmental entities and unions. Together, AERS and AETC bundle a variety of service offerings for clients, including a wide array of investment options, participant education offerings, and both phone and Internet-based plan servicing. The primary market is for retirement plans with at least $10 million in assets. As noted in greater detail above, the FEPS group, which is a part of the AERS business unit, provides workplace financial education programs and an opportunity for advisor referrals between the advisor channel and the institutional channel, which includes the client base of AERS and AETC.

     AETC is a Minnesota chartered, limited service trust company which primarily provides trustee, custodial, record keeping, investment management, securities lending and common trust fund services for employer-sponsored retirement plans, including pension, profit sharing, 401(k) and other qualified and non-qualified employee retirement plans. Based upon recently published industry figures, we believe that the Company, through AERS and AETC, is a leading employer-sponsored retirement plan service provider in the United States.

     At December 31, 2002, AETC acted as directed trustee or custodian of 341 benefit plans which represent approximately $26.8 billion in assets managed or administered, and approximately 1.1 million participants. This includes approximately $5.3 billion invested in proprietary mutual funds, $4.0 billion invested in non-proprietary mutual funds, $11.5 billion actively managed by AETC through both separate investment accounts and collective investment funds, $5.9 billion of assets administered by AETC, $69.1 million invested through participant directed brokerage accounts, and $29.9 million invested in annuities.

     For its investment management services, AETC receives fees that are generally based upon a percentage of the market value of assets under management. AETC clients typically do not pay fees to AETC based on the performance of their portfolio. AEFA, through AERS, will also receive revenues based upon servicing agreements from both the proprietary and non-proprietary mutual funds that are generally based upon a percentage of the market value of assets invested in the mutual funds, and, in limited circumstances, may also include revenues on a per participant basis. While AETC and AERS may also receive fees which are assessed as a flat fee or on a per participant basis, revenues are principally based upon the value of assets managed or administered, which may fluctuate due to many factors, most notably due to net inflows or outflows of assets and fluctuations within the equity and fixed-income markets. Through its trustee and custodial services, AETC may enter into agreements to provide services to qualified employer-sponsored retirement plans holding employer stock.

     The business climate for AERS and AETC is highly competitive. As with AEAMG, AERS and AETC experienced a challenging year in 2002, reflecting an overall decline in assets both managed and administered. AETC must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, record keeping and technological capabilities, investment performance and client servicing.

     AETC is primarily regulated by the Minnesota Department of Commerce (Banking Division), and is subject to net capital requirements under Minnesota law. AETC may not accept deposits or make personal or commercial loans. Because AETC is a service provider to retirement plans, AETC is also subject to oversight by the U.S. Department of Labor and the U.S. Department of Treasury, particularly with respect to the Employee Retirement Income Security Act of 1974 ("ERISA").

     AETC also provides institutional asset custodial services to AEFC and the AEFA affiliates providing mutual funds, investment certificates, asset management and life insurance. At December 31, 2002, AETC's institutional assets under custody are approximately $102.2 billion. AETC custody revenues are principally based upon the value of assets in custody, which may fluctuate due to many factors, most notably due to net inflows or outflows of assets and fluctuations within the equity and fixed-income markets.

     THIRD-PARTY DISTRIBUTION

     In addition to the retail and institutional distribution channels, AEFA continues to expand distribution by delivering proprietary insurance and annuity products through non-affiliated representatives and agents of third-party distributors. These products are offered through American Enterprise Life Insurance Company ("American Enterprise Life") and its affiliate American Centurion Life Assurance Company ("American Centurion Life"), both subsidiaries of IDS Life Insurance Company ("IDS Life"). American Enterprise Life provides financial institution clients with American Express-branded financial products and services to support their retail insurance and annuity operations. It distributes variable life insurance and fixed and variable annuity contracts, primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Centurion Life markets fixed and variable annuities in New York.

     During the year, AEFA continued to expand its network of third-party distributors through American Enterprise Life and American Centurion Life and its range of variable annuity products offered through them, resulting in strong third-party sales efforts. (American Centurion Life also offers annuities directly to consumers, generally persons holding an American Express'r' Card.) American Enterprise Life improved its competitive position during the year, increasing market share, substantially adding to its client base, and further broadening its variable annuity product lineup. American Enterprise Life also expanded and strengthened its distribution and technology capability. American Enterprise Life competes directly with several other insurers in the third-party distribution channel.

     ADDITIONAL CAPABILITIES

     In 2002, AEFA continued to expand its securities brokerage services. American Enterprise Investment Services Inc. ("AEIS"), a wholly owned subsidiary of AEFC, provides securities execution and clearance services for approximately 963,000 retail and institutional clients of AEFA. AEIS holds over $42 billion in assets for clients. AEIS is registered as a broker-dealer with the SEC, is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Chicago Stock Exchange and is registered with appropriate states.

     American Express Financial Advisors Inc. ("AEFAI"), AEFC's principal marketing subsidiary, does business as a broker-dealer and investment advisor in all 50 states, the District of Columbia and Puerto Rico. AEFAI is registered as a broker-dealer and investment advisor regulated by the SEC and is a member of the NASD. AEFA's financial advisors must obtain all required state and NASD licenses.

     AEFA also acts as custodian and broker for Individual Retirement Accounts, Tax-Sheltered Custodial Accounts and other retirement plans for individuals and small and mid-sized businesses. As of December 31, 2002, these tax-qualified assets equaled $63.6 billion, which is in excess of 25% of all institutional and retail assets owned, managed and administered by AEFA.

     To increase its servicing flexibility, several AEFA processes were migrated under the Global Infrastructure Optimization ("GIO") initiative and are serviced by three separate vendors located in the Philippines and India. These service centers provide front-end AEFA Mutual Fund and Brokerage call center services and a variety of back office services including case management and pay by phone. AEFA continues to maintain adequate staffing levels within the United States to meet global uncertainties and volume fluctuations.

     REGULATION

     AEFA has experienced, and believes it will continue to be subject to, increased regulatory oversight of the securities and commodities industries at all levels. In 2002, the SEC and NASD heightened applicable requirements by adopting several new regulations, including new books and records rules, new anti-money laundering rules and new business continuity requirements. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of AEFA's business fall within the compliance oversight of the U.S. Department of Labor ("DOL") and the U.S. Department of Treasury ("Treasury"), particularly with respect to the tax reporting requirements applicable to such accounts. Compliance with these and other regulatory requirements adds to the cost and complexity of operating AEFA's business. In addition, the SEC, DOL, Treasury, self-regulatory organizations and state securities and insurance regulators may conduct periodic examinations and administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees. Individual investors also can bring complaints against AEFA. Moreover, AEFA believes it is one of the first financial institutions to structure itself as a franchise system. As such, AEFA is subject to Federal Trade Commission and state franchise requirements.

     COMPETITIVE ENVIRONMENT

     Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, innovation, distribution systems, reputation and brand recognition. Competition in this industry is very intense. AEFA competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger, have greater resources and are more global than AEFA, and the continuing trend toward consolidation and globalization in the financial services industry may increase the number of these stronger competitors. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition for AEFA. The ability of certain financial institutions to offer online investment and information services has also affected the competitive landscape over the past few years. Reflecting the overall competitive environment, certain financial institutions have continued to seek to hire AEFA's financial advisors.

     AEFA's business does not, as a whole, experience significant seasonal fluctuations.

     INSURANCE AND ANNUITIES

     Life insurance and annuities are important AEFA products. AEFA sells these products primarily through IDS Life. A wholly owned subsidiary of AEFC, IDS Life is a stock life insurance company organized under Minnesota law.

     IDS Life serves residents of all states except New York and distributes its products exclusively through AEFA's retail distribution channel. IDS Life also has four wholly owned subsidiaries that distribute their products through the various AEFA distribution channels. IDS Life Insurance Company of New York ("IDS Life of New York") serves New York residents and distributes its products exclusively through the retail channel. American Enterprise Life, an Indiana corporation, and American Centurion Life, a New York corporation, distribute their products through the third-party distribution channel as discussed above. American Partners Life Insurance Company ("American Partners Life"), an Arizona corporation, distributes its products through the direct access channel outside of New York. American Centurion Life also distributes through the direct access channel in New York. IDS Life and its four insurance company subsidiaries are referred to in this section as the "IDS Life Companies."

     Business sold through AEFA's retail distribution channel for IDS Life and IDS Life of New York represents the majority of the insurance and annuity business for the IDS Life Companies. Business sold through third party distribution for American Enterprise Life and American Centurion Life ranks second. Business sold through the direct channel for American Partners Life and American Centurion Life ranks a distant third.

     REGULATION

     IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively. American Centurion Life and IDS Life of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders.

     Regulatory scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities and "bonus" annuities, has increased significantly in recent years and is affecting the manner in which companies approach various operational issues, including compliance. The number of private lawsuits alleging violations of laws in connection with insurance and annuity market conduct has increased. (See "Legal Proceedings" below.) Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contract owners of insolvent insurance companies.

     On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the IDS Life Companies. More specifically, recent federal legislative proposals aimed at promoting tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Account and the dividend exclusion proposal may adversely impact IDS Life Companies' sales of annuity and life insurance products if enacted.

     RATINGS

     The IDS Life Companies had consolidated assets at December 31, 2002 of approximately $60 billion, based on generally accepted accounting principles, and had total statutory capital and surplus as of December 31, 2002 of $2.4 billion.

     IDS Life receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of the IDS Life Companies' ability to meet their contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to the IDS Life Companies' general accounts and not to the variable accounts. This information generally does not relate to the management or performance of the variable subaccounts of the contracts.

     Ratings are important to maintaining public confidence in the IDS Life Companies. Lowering of the IDS Life Companies' ratings could have a material adverse effect on their ability to market their products and could lead to increased surrenders of their products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2002, IDS Life was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch. In light of the Company's desire to maintain these ratings, IDS Life's parent contributed $400 million of capital to IDS Life in 2002.

     The foregoing ratings reflect each rating agency's opinion of the IDS Life Companies' financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

     RISK BASED CAPITAL

     The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2002, IDS Life had total adjusted capital of approximately $2.6 billion.
As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $2.4 billion of statutory capital and surplus referred to above. The Minnesota Department of Commerce, IDS Life's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level." If total adjusted capital fell below the authorized control level, the Minnesota Department of Commerce would be authorized to exercise management control over IDS Life. For IDS Life, authorized control level capital was $435 million at December 31, 2002.

     In addition, insurance companies are expected to maintain higher capital at a level above that which would require a company to file an action plan with the Department. This is referred to as the "company action level." For IDS Life, company action level capital was $870 million at December 31, 2002.

     As described above, IDS Life maintains levels of RBC far in excess of the authorized control and company action levels required by the Minnesota Department of Commerce. The level of capital maintained in IDS Life is thought to be appropriate by management and is more commensurate with standards necessary to maintain IDS Life's ratings with the various credit and claims-paying rating agencies.

     THE GENERAL ACCOUNT

     Assets supporting contract values associated with fixed account life insurance and annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts"), are part of an insurer's "general account." Under fixed accounts, the insurer bears the investment risk. In investing their general account assets, IDS Life Companies seek to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate the insurer credits to contract owners' fixed accounts. This spread is a major driver of net income for the IDS Life Companies.

     The general account assets also include funds accumulated through insurance premiums and cost of insurance charges. These premiums and charges are major sources of revenue for IDS Life and IDS Life of New York.

     In the general account, the IDS Life Companies primarily invest in fixed income securities over a broad range of maturities for the purpose of providing a targeted rate of return on their investments while controlling risk. The majority of these fixed income securities are interest bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. The IDS Life Companies do not invest in securities to generate trading profits.

     Each of the IDS Life Companies has an investment committee that meets periodically to review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. The committee also reviews the distribution of assets in the portfolio by type and credit risk sector. The objective of the committee is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio so as to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

     The IDS Life Companies have the discretion to set the rate of interest credited to contract owners' accounts. However, this discretion is limited by the contract's guaranteed minimum interest rate. This rate varies among fixed accounts and is as low as 3% and as high as 5%. (Approximately ten states have adopted regulations providing for a guaranteed minimum interest rate that is less than 3%. In some states it is as low as 1.5%; in other states it is tied to an index. The NAIC recently adopted a model regulation providing for an indexed guaranteed minimum interest rate, and it is anticipated that a number of states will follow this model.) The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of the investment committee's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on the IDS Life Companies' invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts. This negative impact may be compounded by the fact that many of these interest bearing investments are callable or prepayable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment.

     The IDS Life Companies sold approximately $10.5 billion of their invested assets during the year, on a consolidated basis. In addition, approximately $3 billion in assets were redeemed during the year. The cash generated by these sales and redemptions has been or will be invested.

     THE VARIABLE ACCOUNTS

     Variable insurance and annuity products offer variable account investment options in addition to the fixed account options described above. Under variable accounts, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940. Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund.

     Contract owners can allocate their payments among variable subaccounts that invest in underlying funds. The underlying funds are managed both by internal and third-party money managers. Internally managed funds for the IDS Life Companies' variable annuities include the 19 AXP'r' Variable Portfolio Funds. Internally managed funds for the variable life business include the AXP Variable Portfolio Funds and the seven IDS Life Series Fund portfolios. The IDS Life Companies' variable life insurance and annuities also offer funds managed by third-party money managers. For example, the investment advisers under the American Express Retirement Advisor Advantage'r' Variable Annuity and the American Express'r' Variable Universal Life IV/Variable Universal Life IV - Estate Series include AIM Advisors Inc., Alliance Capital Management, L.P., American Century Investment Management, Inc., Calvert Asset Management Company, Inc., Evergreen Investment Management Company, LLC., Fidelity Management & Research Company, Franklin Mutual Advisers, LLC, Franklin Advisers, Inc., Franklin Advisory Services, LLC, Goldman Sachs Asset Management, L.P., INVESCO Funds Group, Inc., Janus Capital, Lazard Asset Management, LLC, MFS Investment Management, Pioneer Investment Management, Inc., Putnam Investment Management, LLC, Strong Capital Management, Inc., Liberty Wanger Asset Management, L.P. and Wells Fargo Funds Management, LLC. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of these subaccounts fluctuates with the investment return of the funds in which the subaccounts invest. The IDS Life Companies' major source of revenue from the variable products is the fees it receives. These fees may include management and other fees from underlying internally managed funds, revenues from underlying outside-managed funds and mortality and expense risk fees from variable subaccounts.

     Variable life insurance and annuities are "separate account" rather than general account products. This means that state insurance law prohibits charging variable accounts with liabilities of the general business. Under the subaccounts of each variable account, the IDS Life Companies credit or charge income, capital gains and capital losses only to that subaccount.


     INSURANCE: PRODUCT FEATURES AND RISKS

     The IDS Life Companies issue a wide range of insurance products including variable life insurance, universal life insurance, traditional whole life and term life insurance products, long-term care insurance and disability income insurance. The IDS Life Companies have no short-duration life insurance liabilities. The companies issue only non-participating contracts. IDS Property Casualty Insurance Company and AMEX Assurance Company (collectively, "IDS Property Casualty") offer personal auto and homeowner's insurance.

     VARIABLE LIFE INSURANCE. IDS Life's and IDS Life of New York's biggest selling life insurance products are variable life insurance policies. Retail advisors of AEFA sell primarily IDS Life's and IDS Life of New York's variable life insurance. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. These products also offer a fixed account with a guaranteed minimum interest rate of 4% or 4.5%. IDS Life ranked fourth in variable life insurance sales in 2002. Beginning in 1999 and 2000, respectively, IDS Life and IDS Life of New York reinsured 80% of the mortality risk attributable to new sales of individual flexible premium variable life insurance. This means that on these more recent product sales, IDS Life and IDS Life of New York are at risk for only 20% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, IDS Life and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left IDS Life and IDS Life of New York with more of the risk for the death benefit than the more recent practice. Beginning in late 2002, IDS Life began reinsuring 90% of the mortality risk on new sales of individual flexible premium variable life and fixed universal life.

     IDS Life's variable life insurance products include American Express'r' Variable Universal Life IV/Variable Universal Life IV - Estate Series which are individual flexible premium policies. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more. These policies were introduced in December 2002. IDS Life also issues American Express Succession Select, a flexible premium survivorship policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, IDS Life issues American Express'r' Single Premium Variable Life, an individual single premium variable life insurance policy.

     UNIVERSAL LIFE INSURANCE. IDS Life's and IDS Life of New York's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the policy at the discretion of the issuing company. Policies issued by IDS Life and IDS Life of New York also provide a guaranteed minimum interest rate, generally 4% or 4.5%, and a few as high as 5%.

     IDS Life's universal life insurance products include Life Protection Plus, Life Protection - Select and Life Protection Select'sm' - Estate Series. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more.

     TRADITIONAL LIFE INSURANCE PRODUCTS. IDS Life's and IDS Life of New York's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend. IDS Life and IDS Life of New York have sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage at the time of issue. During the chosen term, the company cannot raise premium rates even if claims experience were to deteriorate. Beginning in 2001 and 2002, respectively, IDS Life and IDS Life of New York have reinsured 90% of the mortality risk attributable to new term insurance sales. This means that on these more recent product sales, IDS Life and IDS Life of New York are at risk for only 10% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, IDS Life and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left IDS Life and IDS Life of New York with more of the risk for the death benefit than the more recent practice.

     LONG-TERM CARE INSURANCE. IDS Life and IDS Life of New York entered the individual long-term care insurance ("LTC") market in 1989 and believe they have a significant presence in this market. IDS Life's and IDS Life of New York's long-term care insurance products provide benefits for documented nursing home, assisted living or home or health care expenses. These products were sold on a guaranteed renewable basis, whereby the owners retain the right to renew the policies each year as long as premiums are paid, but the companies have the right to increase premium rates on a going forward basis.

     In recent years, IDS Life and IDS Life of New York have experienced greater than expected claims and lower than expected lapse rates with respect to its LTC block. To respond to this trend, the companies have pursued and are pursuing many courses of action. As of December 31, 2002, IDS Life and IDS Life of New York have discontinued underwriting LTC insurance. Retail advisors of AEFA will now sell only non-proprietary LTC products offered by General Electric Capital Assurance Company ("GECA"). IDS Life and IDS Life of New York are also expecting to outsource claims administration in May 2003 to GECA.

     DISABILITY INCOME. IDS Life and IDS Life of New York also issue disability income ("DI") insurance. DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation"). Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. Applicants may also choose various benefit riders to help them integrate individual DI benefits with Social Security or similar benefit plans and to help them protect their DI benefits from the risk of inflation. IDS Life believes it has a significant presence in the DI market.

     PROPERTY CASUALTY INSURANCE. IDS Property Casualty and its wholly owned subsidiary, AMEX Assurance Company, provide personal auto and homeowner's coverage to clients in 37 states and the District of Columbia. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the Commissioner of Insurance for Illinois. IDS Property Casualty markets through alliances with financial institutions and direct to American Express Cardmembers. IDS Property Casualty has a major distribution agreement with Costco's affiliated insurance agency. As of December 31, 2002, this arrangement offered IDS Property Casualty's auto insurance in 30 states and homeowner's insurance in 29 states to Costco members.

     INSURANCE RISKS. IDS Life's sales of individual life insurance in 2002, as measured by scheduled annual premiums and excluding lump sum premiums, consisted of 82% variable life, 8% universal life and 10% term life.

     The insurance business is highly competitive, and competitors consist of both stock and mutual insurance companies. Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims paying ratings and the services provided to policyholders.

     For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks and to accumulate adequate reserves. Reserves are a measure of the assets that the IDS Life Companies estimate are needed now to adequately provide for future benefits and expenses.

     ANNUITIES: PRODUCT FEATURES AND RISKS

     IDS Life and its subsidiaries offer variable and fixed annuities, immediate and deferred, to a broad range of consumers through multiple distribution channels. Retail advisors of AEFA can offer only IDS Life or IDS Life of New York variable and fixed annuities and, in certain circumstances, variable and fixed annuities offered by American Enterprise Life. Retail advisors do not offer annuity products of AEFA's competitors. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period only.

     IDS Life is one of the largest issuers of annuities in the United States. In 2002, IDS Life, on a consolidated basis, ranked eleventh among the top annuity writers. The IDS Life Companies posted annuity sales in 2002 of over $7.3 billion, an increase of 60% across all distribution channels.

     VARIABLE ANNUITIES. Like variable life insurance, variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest rate of 3% to 4%. One of IDS Life's variable annuities, the American Express Retirement Advisor Advantage'r' Variable Annuity was the fourth largest-selling annuity in the country in 2002.

     FIXED ANNUITIES. The IDS Life Companies' fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of the issuer. The contracts provide a guaranteed minimum interest rate, generally 3% to 4%.

     ANNUITY RISKS. The relative proportion between fixed and variable annuities sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. In addition, investment management performance is critical to the profitability of an annuity business.

     In past years, innovative features for annuity products have been continually evolving. These features include minimum death benefit guarantees that protect beneficiaries from a drop in death benefits due to performance of the related underlying investments. IDS Life and its subsidiaries issue annuity contracts with a variety of guaranteed minimum death benefit features. These guarantees are supported by general account assets. The IDS Life Companies' exposure to risk from these guarantees will generally increase when equity markets decline.

     The standard guaranteed minimum death benefit in the current "flagship" annuity offered by IDS Life and IDS Life of New York, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payments and minus adjusted partial surrenders since that anniversary.

     For additional protection, IDS Life and IDS Life of New York contract owners may purchase a maximum anniversary value death benefit. IDS Life contract owners also may purchase an enhanced earnings death benefit and an enhanced earnings plus death benefit. These are optional benefits available for an additional charge. The maximum anniversary value death benefit guarantees that the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract holder reaches the age of 81, adjusted for partial withdrawals. The enhanced earnings death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. IDS Life and IDS Life of New York bear the risk that protracted under-performance of the financial markets could result in guaranteed minimum death benefits being higher than what accumulated contract owner account balances would support. There can be no assurance that ultimate actual experience will not differ from IDS Life's and IDS Life of New York's estimates.

     American Enterprise Life and other subsidiaries of IDS Life also offer variable annuities with a variety of guaranteed minimum death benefit features and certain optional benefits.

     To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, IDS Life and its subsidiaries currently do not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed in 2002 and 2001 were $37 million and $16 million, respectively. A proposed AICPA Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. The impact of the Proposed SOP is currently being evaluated.

     INSURANCE AND ANNUITIES: LIABILITIES AND RESERVES

     INSURANCE LIABILITIES AND RESERVES. The liabilities for reported and unpaid life insurance claims are equal to the death benefits payable under the policies. For DI and LTC claims, unpaid claim liabilities are equal to benefit amounts due and accrued. For life, DI, and LTC, liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported historical claim lag. Where applicable, amounts recoverable from reinsurers (i.e., other insurers who share in the risk of the products the IDS Life Companies' offer) are separately recorded as receivables.

     The claim adjustment expense reserves for DI and LTC are based on the claim reserves. These reserves represent the expense of reviewing claims and making benefit payment determinations. For life insurance, no claim adjustment expense reserve is held.

     Policy liabilities for fixed and variable universal life insurance are accumulation values, i.e., the aggregate of the values contract holders have on account.

     Policy reserves for future benefits on term and whole life insurance are based on the net level premium method, using anticipated mortality rates (the likelihood of an insured's death), policy persistency rates and interest rates earned on the assets supporting reserves. Anticipated mortality rates are based on established industry mortality tables, with modifications based on the IDS Life Companies' experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration. IDS Life and IDS Life of New York generally anticipate persistency rates on level term and cash value plans to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates on assets held to support reserves range from 4% to 10%, depending on policy form, issue year and policy duration.

     Liabilities for future DI and LTC policy benefits include both policy reserves and claim reserves. IDS Life and IDS Life of New York base policy reserves on the net level premium method, using anticipated morbidity rates (meaning, claim frequency and severity), mortality rates (the likelihood of an insured's death, which means no DI or LTC benefits will become payable), policy persistency rates, and interest rates earned on the assets supporting reserves. They base anticipated morbidity and mortality rates on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for DI policies, occupation class. Anticipated interest rates on assets held to support DI and LTC policy reserves are 3% to 9.5% at policy issue and level off at ultimate rates of 5% to 7% over 5 to 10 years.

     IDS Life and IDS Life of New York calculate claim reserves for DI and LTC based on claim continuance tables and anticipated interest rates earned on assets supporting these reserves. They base anticipated claim continuance rates on established industry tables. Anticipated interest rates on assets held to support claim reserves for both DI and LTC range from 5% to 8%.

     ANNUITY LIABILITIES. Liabilities for fixed and variable deferred annuities are accumulation values, i.e., the aggregate of the values contract owners have on account.

     Liabilities for fixed annuities in a benefit or "payout" status are based on established industry mortality tables and interest rates established in the year of issue or commencement of payout. The latter range from 5% to 9.5%, with an average rate of approximately 6.5%.

     DEFERRED ACQUISITION COSTS ("DAC")

     The IDS Life Insurance Companies defer the costs of acquiring new business on the sale of insurance and annuity contracts, including for example, direct sales commissions, related sales incentive bonuses and awards, and underwriting costs, policy issue costs and other related costs. The DAC for universal life and variable universal life insurance and certain installment annuities are amortized as a percentage of the estimated gross profits expected to be realized on the policies. DAC for other annuities are amortized using the interest method. For traditional life, disability income and long-term care insurance policies, the costs are amortized in proportion to premium revenue.

     Amortization of DAC requires the use of certain assumptions including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. This rate is net of asset fees, and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

     Management monitors other principal DAC assumptions, such as persistency rates, mortality rates, interest margins and maintenance expense levels, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period that such changes are made.

     During the third quarter of 2002, AEFA completed a comprehensive review of its DAC-related practices that resulted in a net $44 million increase in expenses for the quarter, of which $37 million related to the IDS Life Insurance Companies. For a further discussion of DAC and the Company's review of its DAC-related practices, see pages 45 through 46 under the caption

"Financial Review" and Note 1 on pages 60 through 61 of the Company's 2002 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

     The DAC balances as of December 31, 2002 and 2001 for the various insurance, annuity and other products sold by AEFA are set forth below (in millions):

                              December 31,
                            ---------------
                              2002     2001
                            ------   ------
Life and health insurance   $1,654   $1,571
Annuities                    1,656    1,536
Other                          473      545
                            ------   ------
   TOTAL                    $3,783   $3,652

     INVESTMENT CERTIFICATES

     American Express Certificate Company ("AECC"), a wholly owned subsidiary of AEFC, issues face-amount investment certificates. AECC is registered as an investment company under the Investment Company Act of 1940. AECC currently issues 10 types of face-amount certificates. Owners of AECC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by AECC. In addition, persons owning three types of certificates may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index up to a variable maximum return. The certificates issued by AECC are not insured by any government agency. AEFC acts as investment manager for AECC. Certificates are sold by AEFA's field force. American Express Bank also distributes certificates.

     AECC believes it is the largest issuer of face-amount certificates in the United States. At December 31, 2002, it had approximately $5.2 billion in assets. AECC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment.

     MUTUAL FUNDS

     AEFA offers a variety of proprietary mutual funds, for which AEFAI acts as principal underwriter (distributor of shares). AEFC acts as investment manager and performs various administrative services. The American Express'r' Funds consist of 58 retail mutual funds, with varied investment objectives and include, for example, money market, taxable and tax-exempt bond and stock funds. The American Express Funds, with combined assets at December 31, 2002 of $64 billion, was the 29th largest mutual fund family in the United States and, excluding money market funds, was the 13th largest.

     AEFC earns management fees for managing the assets of the proprietary mutual funds based on the underlying asset values. Most of the proprietary mutual funds have a performance incentive adjustment ("PIA"). This PIA adjusts the level of management fees received, both upward and downward, based on the specific fund's relative performance as measured against a designated external index. AEFA earns fees primarily for distributing the proprietary mutual funds, point-of-sale fees (i.e., sales charges) and distribution fees (12b-1 fees) based on a percentage of assets.

     American Express Funds are sold in six classes. For most funds, shares are sold in four classes - A, B, C and Y. Index Fund shares are sold in two classes
- D and E. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is 5.75% for equity funds and 4.75% for income funds, with reduced sales charges for larger purchases. The sales charge may be waived for certain purchases, including those made through an investment product sponsored by AEFAI or another authorized financial intermediary. Class B shares are sold with a contingent deferred sales charge or back-end load. The maximum deferred sales charge is 5%, declining to no charge for shares held more than six years. Class C shares do not have a front-end sales charge. A 1% contingent deferred sales charge may apply to shares redeemed less than one year after purchase. Class Y shares are primarily sold to institutional clients with no load. There are two index funds, which are sold in two no-load classes. Class D shares are sold with a 0.25% fee for distribution services, but without a sales charge, through an investment product sponsored by AEFA or another authorized financial institution. Class E shares are sold without a sales or distribution fee through American Express brokerage accounts and qualifying institutional accounts.

     Fifteen of the American Express Funds are structured as feeder funds investing in the Preferred Master Trust Group, a group of 15 master funds, advised by AEFC. This feeder structure provides for potential development of additional channels of distribution.

     In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Trends in the market over the last decade, including the increased demand for mutual funds by retail investors, expanded the number of competitors in the industry. Some competitors are larger, more diversified and offer a greater number of products, and may have an advantage in their ability to attract and retain customers on the basis of one-stop shopping. The competitive factors affecting the sale of mutual funds include sales charges ("loads") paid, administrative expenses, services received, the ability to attract and retain a network of third-party distributors, investment performance, fund ratings issued by third-parties such as Morningstar, the variety of products and services offered, the convenience to the investor, advertising and promotion campaigns, and general market conditions. The funds compete with other investment products, including funds that have no sales charge ("no-load" funds) and funds distributed through independent brokerage firms, and exchange traded funds.

     OTHER PRODUCTS AND SERVICES

     AEFAI sponsors two wrap programs marketed through financial advisors, marketing employees and third-party referrals. American Express'r' Wealth Management Service is a professionally managed discretionary wrap account based on model portfolios of individual securities. American Express'r' Strategic Portfolio Service Advantage is a non-discretionary mutual fund and individual security wrap program built around asset-allocation strategies. At December 31, 2002, assets in both wrap programs offered by AEFAI totaled $17.5 billion for approximately 246,576 accounts.

     American Express Personal Trust Services, FSB ("AEPTS") is a federal savings bank regulated and supervised by the Office of Thrift Supervision (the "OTS"). AEPTS is a wholly owned subsidiary of AEFC and provides personal trust, custodial, agency and investment management services to individual clients. AEPTS is also registered with the SEC as an Investment Adviser. AEPTS is authorized to transact business in all 50 states and the District of Columbia, and utilizes AEFA as its primary distribution channel. AEPTS is based in Minnesota and is regulated and supervised by the OTS, FDIC and SEC.

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

                              AMERICAN EXPRESS BANK

     The Company's American Express Bank business unit ("AEB") offers products that meet the financial service needs of three primary client groups: retail customers, wealthy individuals and financial institutions. AEB's operations are conducted principally through American Express Bank Ltd., a wholly owned indirect subsidiary of the Company, and its subsidiaries. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

     AEB's three primary business lines are Personal Financial Services ("PFS"), The Private Bank and the Financial Institutions Group ("FIG"). PFS provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, auto loans and mutual funds. The Private Bank focuses on wealthy individuals by providing such customers with investment management, trust and estate planning and banking services, including secured lending. FIG provides financial institution clients with a wide range of correspondent banking products including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products, including third-party distribution of AEB offshore mutual funds. AEB also provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options, derivatives and interest rate risk management products.

     In 2002, AEB continued to shift its business focus from corporate clients to individuals and financial institutions. This change aligns AEB's businesses more closely with the rest of the Company and positions it to play a more important role in the delivery of financial services on a global basis. Due in part to this change in emphasis, AEB reduced its corporate banking and other loans by $483 million at December 31, 2002 (as compared with $926 million at December 31, 2001), increased its consumer and private banking loans by $544 million, and increased its FIG loans by $231 million. Loans outstanding worldwide were approximately $5.6 billion at December 31, 2002 and $5.3 billion at December 31, 2001. In 2002, AEB acquired the Latin American private banking business of Schroder & Co. Trust Bank, Miami, to help AEB expand its Latin American private banking franchise. During 2002, The Private Bank client holdings rose 12 percent to a total of $13.9 billion, client volumes in PFS increased 10 percent and FIG-related non-credit fee revenue increased by 10 percent.

     AEB continued to broaden its offering of offshore mutual funds, hedge funds and other managed products in 2002. AEB's fund products are sold by The Private Bank and PFS business lines to individual customers and by FIG through distributors in several foreign markets. AEB continued to expand the number of third-party relationships in Europe and Asia. During 2002, AEB signed more than 50 distribution agreements in Europe and Asia for the sale of its own American Express-branded products. AEB's assets under management in its fund products and related managed accounts totaled approximately $3.1 billion at year-end.

     AEB also added a number of investment portfolios in 2002 to its existing Luxembourg investment company umbrella fund and introduced new hedge fund investment portfolios. In addition, AEB created a new Luxembourg umbrella fund of funds, the American Express BestSelect Funds registered in Germany for sale to German investors. AEB's affiliate, AEFA, provides investment management services to many of the Luxembourg umbrella fund portfolios and to the hedge funds.

     AEB also continued to work closely with other parts of the Company to cross-sell a range of payment, lending, insurance and financial service products and build deeper relationships with affluent and pre-affluent consumer and small business customers in key international markets. AEB markets its Private Bank services to a highly selective group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in Germany, Greece, Hong Kong, India, Singapore, Taiwan and the United Kingdom. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-cardmembers in Germany, Greece, Hong Kong, India, Indonesia, Singapore and Taiwan. In addition, AEFAI has contracted with AEB to act as subadvisor to most of AEB's American Express Funds and the American Express Offshore Alternative Investment Fund. As stated earlier, AEB has contracted with AECC to market AECC's investment certificates, and operates a joint venture (AEIDC) with AEFC in the Cayman Islands to accept deposits.

     AEB has a global network with offices in 42 countries. Its worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and facility offices in San Francisco, San Diego and Los Angeles, California. Its wholly owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami.

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

     AEB's total assets were $13.2 billion at December 31, 2002 and $11.9 billion at December 31, 2001. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $5.8 billion at December 31, 2002 and $5.3 billion at December 31, 2001.

     The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 2002 (dollars in millions):

                                                 2002      2001     2000
                                               -------   -------   -------
Net financial revenues                         $   745   $   649   $   591
Non-interest expenses                              624       663       558
Net income (loss) (a)                               80       (13)       29
--------------------------------------------------------------------------
Cash and deposits with banks                     2,420     2,215     2,165
Investments                                      3,169     3,044     2,517
Loans, net                                       5,466     5,157     5,206
Total assets                                    13,234    11,878    11,413
--------------------------------------------------------------------------
Customers' deposits                              9,501     8,411     7,952
Shareholder's equity                               947       761       754
--------------------------------------------------------------------------
Return on average assets (b)                       .67%     (.11)%     .26%
Return on average common equity (b)               11.5%     (2.0)%    4.40%
--------------------------------------------------------------------------
Reserve for loan losses/total loans               2.70%     2.42%     2.56%
30+ days past due PFS loans as a % of total
   PFS loans                                       5.4%      4.5%      6.0%
Total loans/deposits from customers              59.12%    62.83%    67.19%
Average common equity/average assets (b)          5.80%     5.51%     5.82%
Risk-based capital ratios (c):
   Tier 1                                         10.9%     11.1%     10.1%
   Total                                          11.4%     12.2%     11.4%
Leverage ratio (c)                                 5.3%      5.3%      5.9%
--------------------------------------------------------------------------
Average interest rates earned: (d)
   Loans (e)                                      6.41%     7.32%     8.05%
   Investments (f)                                5.88%     6.49%     6.98%
   Deposits with banks                            2.15%     4.04%     5.79%
--------------------------------------------------------------------------
Total interest-earning assets (f)                 5.44%     6.35%     7.29%
--------------------------------------------------------------------------
Average interest rates paid: (d)
   Deposits from customers                        2.38%     4.15%     5.65%
   Borrowed funds, including long-term debt       3.46%     5.63%     6.64%
--------------------------------------------------------------------------
Total interest-bearing liabilities                2.55%     4.35%     5.78%
--------------------------------------------------------------------------
Net interest income/total average interest-
   earning assets (f)                             3.23%     2.75%     2.49%
--------------------------------------------------------------------------

(a) Included in 2002 net income is a net restructuring reserve reversal of $3 million ($2 million after-tax). Included in the 2001 net loss are restructuring charges of $96 million ($65 million after-tax).

(b) Calculated excluding the effect of SFAS No. 115 and SFAS No. 133. The Company adopted SFAS No. 133 on January 1, 2001.

(c)  Based on the legal entity financial statements of American Express Bank
     Ltd.

(d) Based upon average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.

(e) Interest rates have been calculated based upon average total loans, including those on non-performing status.

(f)  On a tax equivalent basis.

     The following tables set forth the composition of AEB's loan portfolio at year end for each of the five years in the period ended December 31, 2002 (millions):

BY GEOGRAPHIC REGION (a)    2002     2001     2000     1999     1998
---------------------------------------------------------------------
Asia/Pacific               $2,117   $2,052   $1,791   $1,698   $2,143
Europe                      1,553    1,370    1,500    1,414    1,021
Indian Subcontinent           439      440      442      449      517
Latin America                 801      871      856      824    1,107
North America                 533      273      352      255      210
Middle East                    94      197      302      346      544
Africa                         80       82      100      111       77
---------------------------------------------------------------------
TOTAL                      $5,617   $5,285   $5,343   $5,097   $5,619
=====================================================================

                                       2002
                            ----------------------------
                                     Due After     Due
                              Due     1 Year     After 5
                            Within   Through 5    Years
BY TYPE AND MATURITY        1 Year   Years (b)     (b)      2002     2001     2000     1999     1998
-----------------------------------------------------------------------------------------------------
Consumer and private
banking loans:
Loans secured by real
   estate                   $    2      $  1       $394    $  397   $  486   $  361   $  255   $  213
Installment, revolving
   credit and other          2,857       481          0     3,338    2,705    1,839    1,637    1,429
                            ------      ----       ----    ------   ------   ------   ------   ------
                             2,859       482        394     3,735    3,191    2,200    1,892    1,642
                            ------      ----       ----    ------   ------   ------   ------   ------
Commercial loans:
Loans secured by real           51        10          0        61      139      157      141      302
   estate
Loans to businesses (c)        129        97         81       307      732    1,397    1,508    1,997
Loans to banks and other
   financial institutions    1,306        93          0     1,399    1,168    1,519    1,475    1,595
Loans to governments and
   official institutions        23         6          0        29       28       34       37       46
                            ------      ----       ----    ------   ------   ------   ------   ------
                             1,509       206         81     1,796    2,067    3,107    3,161    3,940
                            ------      ----       ----    ------   ------   ------   ------   ------

All other loans (d)             82         4          0        86       27       36       44       37
                            ------      ----       ----    ------   ------   ------   ------   ------

-----------------------------------------------------------------------------------------------------
Total                       $4,450      $692       $475    $5,617   $5,285   $5,343   $5,097   $5,619
=====================================================================================================

(a)  Based primarily on the domicile of the borrower.

(b) Loans due after 1 year at fixed (predetermined) interest rates totaled $252 million, while those at floating (adjustable) interest rates totaled $915 million.

(c) Business loans, which accounted for approximately 5 percent of the portfolio as of December 31, 2002, were distributed over 26 commercial and industrial categories.

(d) Included in 2002 is $37 million of loans resulting from a change in ownership of AEB's Brazilian operations from that of a joint venture to a consolidated subsidiary.

     The following tables present information about AEB's impaired (or non-performing) loans. AEB defines an impaired loan as any loan (other than certain smaller-balance consumer loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations (i.e., non-performing loans). For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined (e.g., borrower's personal bankruptcy) or when the loan becomes 120 or 180 days past due, depending on loan type. As stated above, for this portfolio of loans, 30+ day past due rates were 5.4% at December 31, 2002, as compared with 4.5% at December 31, 2001.

(in millions: December 31,)                 2002   2001   2000   1999   1998
----------------------------------------------------------------------------
Consumer loans                              $ --   $ --   $ --   $ --   $  1
Real estate loans-commercial                  --     --     --      7      9
Loans to businesses                          103    116    135    149    151
Loans to financial institutions and other     16      7      2     12     19
----------------------------------------------------------------------------
TOTAL                                       $119   $123   $137   $168   $180
============================================================================

                                                                       December 31,
                                                                       ------------
(in millions)                                                          2002   2001
                                                                       ----   ----
Recorded investment in impaired loans not requiring an allowance (a)   $  4   $  2
Recorded investment in impaired loans requiring an allowance            115    121
                                                                       ----   ----
Total recorded investment in impaired loans                            $119   $123
                                                                       ====   ====
Credit reserves for impaired loans                                     $ 73   $ 72
                                                                       ====   ====

                                                   December 31,
                                                ------------------
(in millions)                                   2002   2001   2000
                                                ----   ----   ----
Average recorded investment in impaired loans   $121   $152   $166
Interest income recognized on a cash basis         1     --      1

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

     In addition to the above, AEB had other non-performing assets totaling $15 million, $22 million, and $24 million at December 31, 2002, 2001 and 2000, respectively. The 2002, 2001 and 2000 balances primarily consist of contingent liabilities and matured foreign exchange and derivative contracts.

     The following table sets forth a summary of AEB's reserve for credit losses at and for each of the five years in the period ended December 31, 2002 (dollars in millions):

-----------------------------------------------------------------------
                                       2002   2001   2000   1999   1998
                                       ----   ----   ----   ----   ----
Reserve for credit losses -
   January 1,                          $148   $153   $189   $259   $137
Provision for credit losses (a)         147     91     28     29    238
Translation and other                    10     (2)    (4)     1     (4)
                                       ----   ----   ----   ----   ----
   Subtotal                             305    242    213    289    371
                                       ----   ----   ----   ----   ----

Write-offs:
   Consumer loans (b)                   115     38     19     25     19
   Real estate loans-commercial          --     --     --      1      3
   Loans to businesses (b)               39     72     43     50     72
   Loans to banks and other financial
      institutions                        7     --      2     14      2
   Foreign exchange and derivative
      contracts (c)                      --      1      6     20     28
Recoveries:
   Consumer loans                        (5)    (6)    (6)    (7)     -
   Loans to businesses                   (8)   (10)    (3)    (3)    (5)
   Loans to banks and other financial
      institutions                       (1)    (1)    (1)    --     --

   All other loans                       --     --     --     --     (7)
                                       ----   ----   ----   ----   ----
      Net write-offs (recoveries)       147     94     60    100    112
                                       ----   ----   ----   ----   ----
Reserve for credit losses              $158   $148   $153   $189   $259
   December 31, (d)                    ====   ====   ====   ====   ====

(a) The increases in 2002 and 2001 were due to credit loss provisions related to business in the Asia/Pacific region, particularly Hong Kong. The provision for 2001 includes a restructuring-related provision of $26 million relating to the further reduction of corporate lending activities in parts of Asia, Latin America and Europe. The increase in 1998 was mainly due to first quarter credit loss provision related to business in the Asia/Pacific region, particularly Indonesia.

(b) The increases in 2002, 2001 and 1998 were primarily due to write-offs in the Asia/Pacific region, primarily Hong Kong and Indonesia.

(c) The increase in 1998 was due to write-offs of Indonesian foreign exchange and derivative contracts.

(d)  Allocation:

                                      2002   2001   2000   1999   1998
                                      ----   ----   ----   ----   ----
Loans                                 $151   $128   $137   $169   $214
Other assets, primarily derivatives      6      4     14     16     43
Other contingent liabilities             1     16      2      4      2
                                      ----   ----   ----   ----   ----
Total reserve for credit losses       $158   $148   $153   $189   $259
                                      ====   ====   ====   ====   ====

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

     RISKS

     The global nature of AEB's business activities is such that concentrations of credit to particular industries and geographic regions are not unusual. At December 31, 2002, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of banks and other financial institutions and various commercial and industrial enterprises operating geographically within the Asia/Pacific region, Europe, North America, Latin America and the Indian Subcontinent. AEB continually monitors and actively manages its credit concentrations to reduce the associated risk.

     In December 2001 and January 2002, the Argentine government mandated the conversion of U.S. dollar denominated assets into Argentine pesos and simultaneously devalued the peso. AEB's credit exposures to Argentina at December 31, 2002 and 2001 were $28 million and $56 million, respectively, which include loans of $17 million and $25 million, respectively.

     During late 2001 and 2002, the Hong Kong market experienced a significant increase in bankruptcy filings due to an economic slowdown and changes in Hong Kong law regarding personal bankruptcy. Accordingly, during 2002 AEB substantially increased its provision for consumer loan losses to reflect the expectation of higher bankruptcy related write-offs. In addition, AEB took certain actions to minimize the impact to its consumer loan portfolio, including suspending all new loan originations in Hong Kong beginning in the first quarter of 2002. Recent trends show that losses in this portfolio have begun to stabilize. AEB continues to closely monitor this portfolio.

     In an ongoing effort to mitigate the effects of AEB's credit risks, as well as its decision to shift its business focus from corporations to individuals, AEB continued to reduce its wholesale credit exposure in 2002, particularly with respect to its Asia/Pacific commercial loan portfolio. AEB continues to carefully monitor its credit exposures.

     AEB's earnings are sensitive to fluctuations in interest rates, as it is not always possible to match precisely the maturities of interest-related assets and liabilities. However, strict earnings at risk limits are established at both the country and overall bank level to limit AEB's exposure to interest rate fluctuations. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with these guidelines. Term loans extended by AEB include both floating and fixed interest rate loans.

     Because AEB conducts significant business in emerging market countries and in countries that are less politically and economically stable than those in the United States or Western Europe, its Private Banking, PFS and correspondent banking activities may be subject to greater credit and compliance risks than are found in more well-developed jurisdictions. AEB continuously monitors its exposures in such jurisdictions, and regularly evaluates its client base to identify potential legal risks as a result of clients' use of AEB's banking services.

     For a discussion relating to AEB's use of derivative financial instruments, see page 51 under the caption "Risk Management," and Note 9 on pages 70 through 72 of the Company's 2002 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

     COMPETITION

     The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the Company) and, in certain cases, governmental agencies.

     REGULATION

     American Express Bank Ltd. ("AEBL") is a wholly owned direct subsidiary of American Express Banking Corp. ("AEBC"). AEBC is a New York investment company organized under Article XII of the New York Banking Law and is a wholly owned direct subsidiary of the Company. AEBC, AEBL and AEBL's global network of offices and subsidiaries are subject to the continuous supervision and examination by the New York State Banking Department ("NYSBD") pursuant to the New York Banking Law. AEBC does not directly engage in banking activities.

     AEBL's branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors that have the same license. Within the United States, AEBL's New York agency is supervised and regularly examined by the NYSBD. In addition, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board") regulates, supervises and examines AEBI and the California Department of Financial Institutions supervises and examines AEBL's San Francisco, Los Angeles and San Diego facility offices.

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

     AEBL is required to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraint applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least six percent, a total risk-based capital ratio of at least 10.0 percent, and a leverage ratio of at least five percent. Based on AEBL's total risk-based capital and leverage ratios, which are set forth on page 47, AEBL is considered to be well capitalized at December 31, 2002.

     In recent years U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the U.S., the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. AEBL has taken steps as necessary to comply with these regulations, and increased its compliance efforts to combat money laundering generally. AEBL may increase these efforts to address further regulations expected under the

USA PATRIOT Act as well as other evolving supervisory standards and requirements in jurisdictions in which AEBL does business.

     In January 2002 the Basel Committee on Banking Supervision (the "Basel Committee") released a proposal for a new risk-based bank capital accord to replace a prior accord that has been in effect since 1988. The Basel Committee is comprised of representatives of central banks and certain bank supervisors from the "Group of Ten" countries and establishes guidelines and recommendations governing the prudential supervision of banking institutions. The proposal would refine the current capital requirements for credit risk and market risk and would add capital requirements for operational risk. Operational risk means the risk of direct or indirect loss resulting from inadequate or failed internal processes, people and systems or from external events. Member countries are expected to implement the new accord by 2006, although the ultimate timing for a new accord and specific capital requirements are uncertain. AEBL believes that implementation of and compliance efforts required by the new accord, to the extent applicable to AEBL, could increase minimum risk-based capital requirements applicable to AEBL and result in certain changes to certain of AEBL's information systems, processes and employee training.

                               CORPORATE AND OTHER

     The American Express brand and its attributes - trust, security, integrity, quality and customer service - are key assets of the Company. The Company continues to focus on the brand by educating employees about its attributes and by further incorporating these attributes into its programs, products and services.

     During the year, the Company continued its strategy to obtain patents for its businesses. In 2002, the Company filed more than 100 U.S. and foreign patent applications.

     The Company has devoted substantial resources to its global technology platforms and undertaken significant efforts to protect and manage its proprietary systems and the data collected and stored on such systems. In this vein, the Company has continued to focus on ways to secure such systems from "hackers" and other unauthorized users.

     The Company uses information about its customers to develop products and services and to provide personalized services. Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and concomitant concerns about the rapid and widespread dissemination and use of information. Federal regulations implementing the Gramm-Leach-Bliley Act ("GLBA") became effective on July 1, 2001. GLBA provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states and municipalities have adopted such legislation. The Company will continue its efforts to safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to properly collect and use data to achieve its business objectives.

     In addition, provisions of the Fair Credit Reporting Act that preempt states from enacting legislation regarding the sharing of customer information among affiliates and regarding certain uses of consumer report information expire on January 1, 2004. Without further Congressional action, states would be permitted to enact laws that place greater restrictions on how customer data may be shared among Company affiliates and greater restrictions on the Company's use of consumer report data. If such laws were enacted, complying with varying state requirements might adversely affect the Company's ability to provide effectively personalized services to its customers.

     Federal privacy rules promulgated under the Health Insurance Portability and Accountability Act of 1996 ("HIPAA") will become effective on April 14, 2003. The rules address the privacy rights of health care customers and the obligation of the Company when obtaining and using protected health information. In addition, both HIPPA and GLBA regulations require the adoption of security standards to safeguard the integrity, confidentiality and access of health and financial customer data.

     In 2002, the Company outsourced most of its technology operations work to IBM. This arrangement, which has a seven-year term with options to extend, will enable the Company to benefit from IBM's expertise while lowering its information technology costs. IBM has taken on responsibility for managing most of the Company's day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services; and data center operations. The Company's Technologies organization continues to retain its core technology competencies, including information technology strategy, managing strategic relationships with technologies' partners, developing and maintaining applications and databases, and managing the technologies' portfolios of its businesses.

     In the U.S., the USA PATRIOT Act (the "Patriot Act") was enacted in October 2001 in the wake of the September 11th terrorist attacks. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism, including provisions aimed at attacking terrorists' ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act directs federal regulators, led by the Secretary of the Treasury, to promulgate regulations or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements. While the Company has long maintained money laundering prevention programs in its businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of the Company's business activities conducted within AEB, TRS, AEFA and their subsidiaries, prescribing minimum standards for such anti-money laundering programs, and it is anticipated that further regulations applicable to these and to certain of the Company's other businesses will be issued in the future. For example, in April 2002, the U.S. Treasury issued draft regulations applicable to operators of credit card networks (such as Visa, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire transactions from merchants on their networks, in order to help prevent these networks from being used for money laundering and financing terrorist activities. The Company has initiated such a program for its Global Network Services business. Treasury will also be issuing regulations regarding customer identification requirements applicable to many of the Company's businesses. The Company intends to take steps to comply with any regulations that are ultimately promulgated. In addition, the Company will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which it conducts business.

                               FOREIGN OPERATIONS

     The Company derives a significant portion of its revenues from the use of the Card, Travelers Cheques, travel and other financial products and services in countries outside the United States and continues to broaden the use of these products and services outside the United States. (For a discussion of the Company's revenue by geographic region, see Note 18 to the Company's Consolidated Financial Statement, which can be found on pages 80 through 82 of the Company's Annual Report to Shareholders.) Political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales) can have an effect on the Company's revenues. Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The majority of AEB's revenues are derived from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

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

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed with the SEC, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to, the following:

     The Company's ability to:

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

     o grow its business and meet or exceed its return on equity target by reinvesting approximately 35% of annually generated capital and returning approximately 65% of such capital to shareholders, over time, which will depend, in part, on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements;

     o increase investment spending, which will depend in part on the equity markets, other factors affecting revenues and the success of reengineering programs, and capitalize on such investments to improve business metrics;

     o extend the value of the American Express brand, which historically has been associated with the card and travel businesses (e.g., perception of trust, security and quality service), to a broad range of financial products and services in the financial services industry;

     o manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures, both in the United States and abroad, including unseasoned balances in TRS' lending portfolios;

     o accurately estimate the provision for credit losses in the Company's outstanding portfolio of loans and receivables;

     o accurately estimate the fair value of the assets in the Company's investment portfolio, and, in particular, those investments that are not readily marketable;

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

     o successfully expand its online and offline distribution channels and cross-selling for financial, travel, card and other products and services to its customer base, both in the U.S. and internationally;

     o participate in payment and other systems material to its businesses on a fair and competitive basis;

     o control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending;

     o accurately estimate the provision for the cost of the Company's MEMBERSHIP REWARDS'r' program;

     o invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, multi-application smart cards and risk management systems;

     o recover under its insurance policies for losses resulting from the September 11th terrorist attacks;

     o recognize evolutionary technology developments by competitors or others which could hasten business model obsolescence or, because of patent rights held by such competitors or others, limit or restrict the Company's use of desired business technology or processes;

     o develop and implement successfully enterprise-wide interactive strategies;

     o improve online customer satisfaction, website performance and online availability for its customers and clients;

     o effectively leverage its assets, such as its brand, customers and international presence, in the Internet environment; and

     o    attract and retain qualified employees in all its businesses.

     TRS' ability to:

     o increase consumer and business spending and borrowing on its credit and charge Cards and travel related services products, gain market share and develop and issue new or enhanced products that capture greater share of customers' total spending on Cards issued on its network both in the United States and in its international operations;

     o execute the Company's global corporate services strategy including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the Company's corporate purchasing card and other means, and further globalizing business capabilities;

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

     AEFA's ability to:

     o sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future;

     o improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel;

     o develop and roll out new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products to clients;

     o manage developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity (including adding new clients), increase the growth of productive new advisors and create efficiencies in the infrastructure;

     o resolve the potential conflicts inherent in its growing multi-channel delivery systems;

     o obtain critical mass and operating efficiencies in the Global Brokerage and Membership B@nking Unit and diversify sources of revenue;

     o make accurate assumptions used to determine the amount of amortization of deferred acquisition costs ("DAC") with respect to sale of annuity, insurance and certain mutual fund products;

     o respond effectively to fluctuation in the equity and fixed income markets, a short-term financial market crash or a long-term financial market decline or stagnation, or a prolonged period of relatively low or high interest rates, any of which could affect the amount and types of investment products sold by AEFA, AEFA's ability to earn target spreads on fixed account liabilities, the level of management, distribution and other fees received based on the market value of managed assets, AEFA's ability to recover DAC as well as the timing of that DAC amortization, and the level of guaranteed minimum death benefits paid to clients;

     o respond effectively to changes to or elimination of federal tax benefits for AEFA's products and other changes in laws and regulations (including those relating to the federal estate tax and retirement savings laws) which could adversely affect sales of insurance and annuity products;

     o respond effectively if the independent directors of the mutual funds managed by AEFA reduce the compensation paid to AEFA or terminate the contracts to manage, distribute and/or service those funds;

     In general:

     o the impact on the Company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the Company's businesses and infrastructure, including information technology systems, of terrorist attacks or disasters in the future;

     o the impact on the Company's businesses resulting from the war in Iraq and its aftermath and other geopolitical uncertainty;

     o relationships with third-party providers of various computer systems and other services integral to the operations of the Company's businesses;

     o the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances;

     o potential deterioration in the high-yield sector and other investment areas, which could result in further losses in AEFA's investment portfolio;

     o credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products, and returns on the Company's investment portfolios;

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

     o changes in laws or government regulations, including tax laws affecting the Company's businesses or that may impact the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection;

     o political or economic instability in certain regions or countries, which could affect commercial or other lending activities, among other businesses, or restrictions on convertibility of certain currencies;

     o    the costs and integration of acquisitions;

     o    competitive pressures in all of the Company's major businesses;

     o the adoption of recently issued accounting rules related to the consolidation of special-purpose entities, including those involving collateralized debt obligations, secured loan trusts, mutual funds, hedge funds and limited partnerships that the Company manages and/or invests in, which could affect both the Company's balance sheet and results of operations; and

     o outcomes and costs associated with litigation and compliance and regulatory matters.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

     Information with respect to the Company's operating segments, geographic operations and classes of similar services is set forth in Note 18 to the Consolidated Financial Statements of the Company, which appears on pages 80 through 82 of the Company's 2002 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

     All of the executive officers of the Company as of March 24, 2003, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -     Chairman and Chief Executive Officer;
                          Chairman and Chief Executive Officer, TRS

     Mr. Chenault (51) has been Chairman of the Company since April 2001 and Chief Executive Officer of the Company since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. Prior to February 1997 he had been Vice Chairman of the Company since January 1995. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

JONATHAN S. LINEN -       Vice Chairman

     Mr. Linen (59) has been Vice Chairman of the Company since August 1993.

JAMES M. CRACCHIOLO -     Group President, Global Financial Services;
                          President and Chief Executive Officer, AEFC;
                          Chairman and Chief Executive Officer, AEFA;
                          Chairman, AEB; President and CEO, TRS International

     Mr. Cracchiolo (44) has been Group President, Global Financial Services of the Company since June 2000, President and Chief Executive Officer of AEFC since November, 2000, Chairman and Chief Executive Officer of AEFA since March 2001, and President and Chief Executive Officer of TRS International since May 1998. Prior thereto he had been President and CEO of AEFA since June, 2000. Prior thereto he had been President, Global Network Services, TRS since February 1997.

GARY L. CRITTENDEN -      Executive Vice President and Chief Financial Officer

     Mr. Crittenden (49) has been Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior thereto he had been Senior Vice President and Chief Financial Officer of Monsanto since September 1998. Prior thereto he had been Chief Financial Officer at Sears Roebuck & Co.

URSULA F. FAIRBAIRN -     Executive Vice President, Human Resources and Quality

     Mrs. Fairbairn (60) has been Executive Vice President, Human Resources and Quality of the Company since December 1996.

EDWARD P. GILLIGAN -      Group President, Global Corporate Services, TRS

     Mr. Gilligan (43) has been Group President, Global Corporate Services, TRS since June 2000. Prior thereto he had been President, Corporate Services, TRS since February 1996.

JOHN D. HAYES -           Executive Vice President, Global Advertising
                          and Brand Management

     Mr. Hayes (48) has been Executive Vice President, Global Advertising and Brand Management of the Company since May 1995.

DAVID C. HOUSE -          Group President, Global Network and Establishment
                          Services and Travelers Cheque and Prepaid
                          Services Group, TRS

     Mr. House (53) has been Group President, Global Network and Establishment Services and Travelers Cheque and Prepaid Services Group, TRS since June 2000. Prior thereto he had been President, TRS Establishment Services since October 1995.

ALFRED F. KELLY, JR. -    Group President, U.S. Consumer and Small Business
                          Services, TRS

     Mr. Kelly (44) has been Group President, U.S. Consumer and Small Business Services, TRS since June 2000. Prior thereto he had been President, Consumer Card Services Group, TRS since October 1998. Prior thereto he had been Executive Vice President and General Manager of Consumer Marketing, TRS since February 1997.

LOUISE M. PARENT -        Executive Vice President and General Counsel

     Ms. Parent (52) has been Executive Vice President and General Counsel of the Company since May 1993.

GLEN SALOW -              Executive Vice President and Chief Information Officer

     Mr. Salow (46) has been Executive Vice President and Chief Information Officer of the Company since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services, TRS since December 1999. Prior thereto he had been Senior Vice President, Information Technology Strategy and Global Platform Development, TRS since April 1999. Prior thereto he had been Senior Vice President, Technology Operations, TRS since November 1997.

THOMAS SCHICK -           Executive Vice President, Corporate Affairs and
                          Communications

     Mr. Schick (56) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993.

                                    EMPLOYEES

     The Company had approximately 75,500 employees on December 31, 2002.

ITEM 2. PROPERTIES

     The Company's headquarters is in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. The Company has a 48% ownership interest in the building. In 2002, an affiliate of Brookfield Financial Properties acquired the 52 percent interest in the building, which had previously been owned by Lehman Brothers Holdings Inc.

     Due to its proximity to the World Trade Center, the Company's headquarters was damaged as a result of the terrorist attacks of September 11th, 2001. As a result of these events, the Company had to temporarily relocate its headquarters and the Company entered into five new leases for approximately 750,000 square feet of space in the New York, New Jersey and Connecticut area. The repair work to the Company's headquarters was completed on schedule during 2002 and the Company relocated back into the Company headquarters. The Company has commenced efforts to sublease portions of the additional space in the tri-state area. The Company further relocated back to the World Financial Center employees at its Jersey City facility who had been permanently based at such location prior to September 11th. The Company has commenced to sublease this space as well.

     Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries. In November, 2000, a 99-year lease was entered into with the State of Arizona for land in Phoenix; the Company completed construction in 2002 of two office buildings with a total of 371,000 square feet at this site.

     AEFA's three principal locations are its headquarters, the American Express Financial Center, which the company leases, the Operations Center, which the company owns, and the Client Service Center, which the company also owns; all three locations are in Minneapolis, Minnesota. AEFA's lease term for the American Express Financial Center, which began in November 2000, is for 20 years with several options to extend the term. AEFA also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

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

ITEM 3. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below.

     Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption IN RE AMERICAN EXPRESS COMPANY SECURITIES LITIGATION. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 time frame. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys fees and costs, and interest.

     On October 2, 2002, a shareholder derivative suit was filed in the Supreme Court of New York against certain former and present officers and directors of the company. The company was also named as a nominal defendant. The matter is captioned: LUKOWSKI V. AKERSON ET AL. The complaint alleges that the officers and directors failed to exercise their duties and obligations in connection with the Company's investments in high yield bonds and the subsequent write downs in the 2000-2001 time frame. The action seeks damages against the officers and directors on behalf of the Company.

     On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action lawsuit against American Express Company, American Express Travel Related Services Company, Inc. and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on the Optima line of credit cards and that AECB improperly applied credits for returned merchandise against Optima balance transfer balances. Lindmark asserts various claims including violation of the federal Truth In Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action seeks statutory and actual damages, restitution and injunctive relief. Although the company believes it has meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement to settle the lawsuit. On November 4, 2002 the court preliminarily approved the proposed settlement filed by the parties. The proposed settlement provides for certification of two classes. The first class, defined as the "finance charge" class, includes all customers who incurred finance charges between August 1994 and September 2002. The proposed settlement of the first class consists of a settlement fund in the amount of $15,950,000 that will be distributed on a pro rata basis to those class members who are entitled to a refund. The second class, defined as the "delayed notice" class, includes all customers who did not receive change in terms notices and who, as a result, incurred increased charges between

September 2001 and September 2002. These class members will receive a refund of charges affected by the terms changes that were incurred during the class period. The Court is expected to hold a hearing to consider final approval of the proposed settlement in April 2003. The Company has made appropriate reserves for the settlement amounts.

     In June 2002, British Airways filed an action in the United States District Court for the Southern District of New York captioned BRITISH AIRWAYS PLC V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. The action arose over British Airways' decision not to accept any credit or charge cards (including the American Express card) in the United Kingdom for payment of "corporate net fares", which are privately negotiated fares with corporations. British Airways' decision has the effect of requiring corporate customers who wish to use credit or charge cards for U.K. corporate net fares to purchase tickets through travel agents and pay a surcharge. The Company believes that British Airways' action is a material breach of its Merchant Agreement with the Company. British Airways' complaint asks the court for a declaration of whether its conduct is proper. British Airways' complaint also seeks unspecified monetary damages, interest, costs and attorney's fees. British Airways has also amended its original complaint to add various claims alleging breaches by the Company of various contracts with the Company. American Express has filed an Answer and Counterclaim to the British Airways' complaint, and amended complaint, seeking unspecified monetary damages, interest, punitive damages, costs, attorney's fees, and injunctive relief.

     On December 13, 1996, an action captioned LESA BENACQUISTO AND DANIEL BENACQUISTO V. IDS LIFE INSURANCE COMPANY ("IDS LIFE") AND AMERICAN EXPRESS FINANCIAL CORPORATION (the "Benacquisto Action") was commenced in Minnesota state court. The action was brought by individuals who replaced an existing IDS Life insurance policy with a new IDS Life policy. The plaintiffs purported to represent a class consisting of all persons who replaced existing IDS Life policies with new IDS Life policies from and after January 1, 1985. The complaint put at issue various alleged sales practices and misrepresentations, alleging breaches of fiduciary duties and alleged violations of consumer fraud statutes.

     A second action, captioned ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. IDS LIFE INSURANCE COMPANY AND AMERICAN EXPRESS FINANCIAL CORPORATION was commenced in the same court on March 21, 1997. A third action, captioned, RICHARD W. AND ELIZABETH J. THORESEN V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was commenced in Minnesota state court on October 13, 1998. Such actions made allegations similar to those made in the Benacquisto action, but with respect to certain annuity products as opposed to life insurance policies.

     In January 2000, AEFC reached an agreement in principle to settle the three purported class actions described above. It is expected the settlement will provide for $215 million of benefits to more than two million participants and for release by class members of all insurance and annuity market conduct claims dating back to 1985.

     In connection with the procedural disposition of the three purported class actions, in August, 2000, an action captioned LESA BENACQUISTO, DANIEL BENACQUISTO, RICHARD THORESEN, ELIZABETH THORESEN, ARNOLD MORK, ISABELLA MORK, RONALD MELCHERT AND SUSAN MELCHERT V. AMERICAN EXPRESS FINANCIAL CORPORATION, AMERICAN EXPRESS FINANCIAL ADVISORS, AMERICAN CENTURION LIFE ASSURANCE COMPANY, AMERICAN ENTERPRISE LIFE INSURANCE COMPANY, AMERICAN PARTNERS LIFE INSURANCE COMPANY, IDS LIFE INSURANCE COMPANY AND IDS LIFE INSURANCE COMPANY OF NEW YORK was commenced in the United States District Court for the District of Minnesota.

     On September 18, 2000 the Minnesota state court and the United States District Court for the District of Minnesota entered an order conditionally certifying a class for settlement purposes and preliminarily approving the class settlement described above for each of the state actions and the federal action. The settlement was finally approved by the state and federal courts on May, 2001. The settlement benefits have been substantially administered to the class.

     Numerous individuals opted out of the settlement described above and therefore did not release their claims against AEFC and its subsidiaries. Some of these class members who opted out were represented by counsel and presented separate claims to AEFC and the Company. The majority of these opt out claims were resolved in 2002.

     In November 2002, a suit, captioned HARITOS ET AL. V. AMERICAN EXPRESS FINANCIAL CORPORATION AND IDS LIFE INSURANCE COMPANY, was filed in the United States District Court for District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violate the Investment Advisers Act of 1940. The suit seeks an unspecified amount of damages, rescission and injunctive relief. The Company believes that it has meritorious defenses to this suit and intends to defend this case vigorously.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2002.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's Common Shares is The New York Stock Exchange under the trading symbol AXP. Its Common Shares are also listed in the U.S. on the Chicago and Pacific Stock Exchanges. The Company had 51,601 common shareholders of record at December 31, 2002. For price and dividend information with respect to such Common Shares, see Note 22 to the Consolidated Financial Statements on page 84 of the Company's 2002 Annual Report to Shareholders, which
Note is incorporated herein by reference.

     In August 1999 and March 2000, the company entered into agreements under which a financial institution purchased an aggregate 29.5 million shares of the Company's common stock at an average purchase price of $50.41 per share. Each of the agreements terminates after five years, at which time the Company is required to deliver an amount equal to the original purchase price for the shares. The Company may elect to settle this amount at any time (i) physically, by paying cash against delivery of the shares held by the financial institution or (ii) on a net cash or net share basis. During the term of these agreements, the Company, on a monthly basis, either issues shares to or receives shares from the financial institution so that the value of the remaining shares held by the financial institution is equal to the original aggregate purchase price for the shares. The Company may prepay outstanding amounts at any time prior to the end of the five-year term. In the first quarter of 2001, the Company elected to prepay $350 million of the aggregate outstanding amount. In October and December 2002, the Company elected to prepay an additional $200 million and $400 million, respectively, of the aggregate outstanding amount.

     In connection with these agreements, the Company issued, during the first quarter of 2002, 805,335 common shares on February 5, 2002. In addition, during the first quarter of 2002, an aggregate 4,744,705 shares were returned to the Company, resulting in a net return to the Company of 3,939,370 common shares during the first quarter.

     In connection with these agreements, the Company issued, during the second quarter of 2002, 43,753 common shares on May 3, 2002 and 4,258,030 common shares on July 3, 2002. In addition, in May 2002, 1,211,953 shares were returned to the Company, resulting in a net issuance of 3,089,830 common shares during the second quarter.

     In connection with these agreements, the Company issued, during the third quarter of 2002, 1,971,689 shares common shares on August 5, 2002. Additionally, 5,474,399 common shares were issued on October 3, 2002. In addition, in September 2002, 1,447,789 shares were returned to the Company, resulting in a net issuance of 5,998,299 common shares during the second quarter.

     In connection with these agreements, on January 6, 2003, the Company issued an aggregate 1,640,196 common shares in respect of the monthly settlement for December 2002. In addition, during the fourth quarter of 2002, an aggregate 23,074,578 shares were returned to the Company (inclusive of the October and December prepayments) in connection with these agreements, resulting in a net return to the Company of 21,434,382 shares during the fourth quarter.

     On March 26, 2003, the Company prepaid an additional $200 million of the aggregate outstanding amount, which resulted in the return to the Company of an aggregate 5,969,258 shares.

     The issuances of common shares described above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 87 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information set forth under the heading "Financial Review" appearing on pages 26 through 53 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the heading "Risk Management" appearing on pages 33 through 34, pages 42 through 43, pages 48 through 49, page 51 and
Note 9 to the Consolidated Financial Statements on pages 70 through 72 of the Company's 2002 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Consolidated Financial Statements," the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 54 through 84 and 86 of the Company's 2002 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

                                     PART III

ITEMS 10, 11, 12 and 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
                           EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF
                           CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
                           RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS
                           AND RELATED TRANSACTIONS

     The Company filed with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement dated March 11, 2003, pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: page 4 paragraph 3, sentence 1 -- material included under the heading "Corporate Governance," page 6 -- material included under the heading "Corporate Governance -- Audit Committee," pages 7 through 8 -- material included under the heading "Compensation of Directors," pages 9 through 10 -- material included under the heading "Ownership of Our Common Shares," pages 10 through 12 -- material included under the heading "Item 1 -- Election of Directors" and pages 21 through 30 (excluding the portions titled "Performance Graph" on page 25 and "Directors and Officers Liability Insurance" on page 30). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 64 through 66 hereof, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

ITEM 14. CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, the Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of its disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Subsequent to the date of the CEO's and CFO's evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

     Form 8-K, dated November 7, 2002, Item 9, reporting on the presentation delivered at the Forrester Research Executive Strategy Forum by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company.

     Form 8-K, dated November 19, 2002, Item 5, reporting on the Company's authorization of the repurchase of additional shares as part of its share repurchase program and declaration of its regular quarterly dividend.

     Form 8-K, dated December 5, 2002, Item 9, adjusting certain data contained in the Company's Form 8-K dated November 7, 2002 (relating to card enrollment in the Company's online account service).

     Form 8-K, dated December 16, 2002, Item 5, adjusting certain statistical data contained in the Company's third quarter 2002 Form 10-Q filed on November 13, 2002 and Form 8-K filed on October 28, 2002 (relating to write-off rates).

     Form 8-K, dated January 27, 2003, Items 5 and 7, reporting the Company's 2002 fourth quarter and full year earnings and including a 2002 Fourth Quarter/Full Year Earnings Supplement.

     Form 8-K, dated February 5, 2003, Item 9, reporting on a presentation delivered to the financial analyst community by (i) Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, (ii) James M. Cracchiolo, Group President, Global Financial Services and Chairman and Chief Executive Officer of American Express Financial Advisors ("AEFA"), (iii) Barry Murphy, Executive Vice President -- U.S. Retail at AEFA, (iv) Barbara Fraser, Executive Vice President -- Products and Corporate Marketing at AEFA, and (v) Ted Truscott, Chief Information Officer at AEFA.

     Form 8-K, dated March 6, 2003, Item 9, reporting on the posting on the Company's website of the Company's 2002 Annual Report to Shareholders.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN EXPRESS COMPANY


March 24, 2003                             /s/ Gary L. Crittenden
                                           ----------------------
                                           Gary L. Crittenden
                                           Executive Vice President and
                                           Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Kenneth I. Chenault                    /s/ Peter R. Dolan
-----------------------                    ------------------
Kenneth I. Chenault                        Peter R. Dolan
Chairman, Chief Executive Officer and      Director
Director


/s/ Gary L. Crittenden                     /s/ F. Ross Johnson
----------------------                     -------------------
Gary L. Crittenden                         F. Ross Johnson
Executive Vice President and               Director
Chief Financial Officer


/s/ Tom A. Iseghohi                        /s/ Vernon E. Jordan, Jr.
-------------------                        -------------------------
Tom A. Iseghohi                            Vernon E. Jordan, Jr.
Senior Vice President and Comptroller      Director


/s/ Daniel F. Akerson                      /s/ Jan Leschly
---------------------                      ---------------
Daniel F. Akerson                          Jan Leschly
Director                                   Director


/s/ Edwin L. Artzt                         /s/ Richard A. McGinn
------------------                         ---------------------
Edwin L. Artzt                             Richard A. McGinn
Director                                   Director


/s/ Charlene Barshefsky                    /s/ Frank P. Popoff
-----------------------                    -------------------
Charlene Barshefsky                        Frank P. Popoff
Director                                   Director


/s/ William G. Bowen                       /s/ Robert D. Walter
--------------------                       --------------------
William G. Bowen                           Robert D. Walter
Director                                   Director

March 24, 2003

                                  CERTIFICATION

     I, Kenneth I. Chenault, certify that:

     1. I have reviewed this annual report on Form 10-K of American Express Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003


                                                /s/ Kenneth I. Chenault
                                                --------------------------------
                                                Kenneth I. Chenault
                                                Chief Executive Officer

                                  CERTIFICATION

     I, Gary L. Crittenden, certify that:

     1. I have reviewed this annual report on Form 10-K of American Express Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 26, 2003


                                                /s/ Gary L. Crittenden
                                                --------------------------------
                                                Gary L. Crittenden
                                                Chief Financial Officer

                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (ITEM 14(a))

                                                                                          ANNUAL
                                                                                         REPORT TO
                                                                                       SHAREHOLDERS
                                                                           FORM 10-K      (PAGE)
                                                                           ---------   ------------
American Express Company and Subsidiaries:
   Data incorporated by reference from attached 2002 Annual Report to
       Shareholders:
   Report of independent auditors.......................................                   86
   Consolidated statements of income for the three
       years ended December 31, 2002....................................                   54
   Consolidated balance sheets at December 31, 2002
       and 2001.........................................................                   55
   Consolidated statements of cash flows for the
       three years ended December 31, 2002..............................                   56
   Consolidated statements of shareholders' equity for the
       three years ended December 31, 2002..............................                   57
   Notes to consolidated financial statements...........................                  58-84
Consent of independent auditors.........................................      F-2

Schedules:
I   -  Condensed financial information of the Company...................   F-3 - F-6
II  -  Valuation and qualifying accounts for the three years ended
           December 31, 2002............................................      F-7

     All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

     The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2002, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2002 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated January 27, 2003 (hereinafter referred to as our Report), included in the 2002 Annual Report to Shareholders of American Express Company.

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No.
333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form
S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No.
333-47085, No. 333-55761 and No. 333-51828) and in the related Prospectuses of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2002.


                                                /s/ Ernst & Young LLP

New York, New York
March 24, 2003

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (PARENT COMPANY ONLY)
                                   (MILLIONS)

                                                       Years Ended December 31,
                                                       ------------------------
                                                        2002     2001     2000
                                                       ------   ------   ------
Revenues                                               $  241   $  248   $  290
                                                       ------   ------   ------

Expenses:
   Interest                                               339      347      341
   Human resources                                         88       64       97
   Other (a)                                              242      261      276
                                                       ------   ------   ------
      Total                                               669      672      714
                                                       ------   ------   ------

Pretax loss                                              (428)    (424)    (424)
Income tax benefit                                       (209)    (199)    (188)
                                                       ------   ------   ------
Net loss before equity in net income of subsidiaries
   and affiliates                                        (219)    (225)    (236)
Equity in net income of subsidiaries and affiliates     2,890    1,536    3,046
                                                       ------   ------   ------

Net income                                             $2,671   $1,311   $2,810
                                                       ======   ======   ======

(a)  2001 includes restructuring charges of $14 million ($9 million after-tax).

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (PARENT COMPANY ONLY)
                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                                  December 31,
                                                               -----------------
                                                                 2002      2001
                                                               -------   -------
                                     ASSETS
                                     ------

Cash and cash equivalents                                      $     9   $    11
Equity in net assets of subsidiaries and affiliates             14,567    12,902
Accounts receivable and accrued interest, less
   reserves                                                         26        18
Land, buildings and equipment - at cost, less
   accumulated depreciation: 2002, $80; 2001, $77                  141        53
Due from subsidiaries                                            4,386     3,388
Other assets                                                       292       256
                                                               -------   -------
   Total assets                                                $19,421   $16,628
                                                               =======   =======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

Accounts payable and other liabilities                         $   724   $   521
Long-term debt                                                   2,745     2,120
Due to subsidiaries                                              1,576     1,435
Intercompany debentures                                            515       515
                                                               -------   -------
   Total liabilities                                             5,560     4,591

Shareholders' equity:
   Common shares, $.20 par value, authorized 3.6 billion
      shares; issued and outstanding 1,305 million shares in
      2002 and 1,331 million shares in 2001                        261       266
   Capital surplus                                               5,675     5,527
   Retained earnings                                             7,606     6,421
   Other comprehensive income, net of tax:
      Net unrealized securities gains (losses)                   1,104       334
      Net unrealized derivatives losses                           (538)     (296)
      Foreign currency translation adjustments                    (198)     (112)
      Minimum pension liability                                    (49)     (103)
                                                               -------   -------
   Accumulated other comprehensive income                          319      (177)
                                                               -------   -------
      Total shareholders' equity                                13,861    12,037
                                                               -------   -------
   Total liabilities and shareholders' equity                  $19,421   $16,628
                                                               =======   =======

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                              (PARENT COMPANY ONLY)
                                   (MILLIONS)

                                                           Years Ended December 31,
                                                         ---------------------------
                                                           2002      2001      2000
                                                         -------   -------   -------
Cash flows from operating activities:                    $ 2,671   $ 1,311   $ 2,810
   Net income

Adjustments to reconcile net income to cash
   provided by operating activities:
   Equity in net income of subsidiaries and affiliates    (2,890)   (1,536)   (3,046)
   Dividends received from subsidiaries and affiliates     1,812     1,006     2,139
Other operating activities                                  (705)     (486)     (680)
                                                         -------   -------   -------
Net cash provided by operating activities                    888       295     1,223
                                                         -------   -------   -------

Purchase of land, building and equipment                     (93)      (16)       --
                                                         -------   -------   -------
Net cash used in investing activities                        (93)      (16)       --
                                                         -------   -------   -------

Cash flows from financing activities:
   Issuance of American Express common shares                161        84       226
   Repurchase of American Express common shares           (1,153)     (626)   (1,377)
   Dividends paid                                           (430)     (424)     (421)
   Net increase in debt                                      625       696       333
                                                         -------   -------   -------
Net cash used in financing activities                       (797)     (270)   (1,239)
                                                         -------   -------   -------

Net (decrease) increase in cash and cash equivalents          (2)        9       (16)

Cash and cash equivalents at beginning of year                11         2        18
                                                         -------   -------   -------

Cash and cash equivalents at end of year                 $     9   $    11   $     2
                                                         =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2002, 2001 and 2000 was $169 million, $116 million and $88 million, respectively. Net cash received for income taxes in 2002, 2001 and 2000 was $231 million, $109 million and $376 million, respectively.

See Notes to Condensed Financial Information of the Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                              (PARENT COMPANY ONLY)

1.   Principles of Consolidation

     The accompanying condensed financial statements include the accounts of American Express Company and, on an equity basis, its subsidiaries and affiliates. Parent Company revenues and expenses, other than human resources expenses, are primarily related to intercompany transactions with subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of the Company.

     Certain amounts from prior years have been reclassified to conform to the current presentation.

2.   Long-term debt consists of (millions):

                                                    December 31,
                                                  ---------------
                                                   2002     2001
                                                  ------   ------
     3 3/4% Notes due November 20, 2007           $  744   $   --
     5 1/2% Notes due September 12, 2006           1,003    1,000
     6 3/4% Senior Debentures due June 23, 2004      500      500
     6 7/8% Notes due November 1, 2005               498      497
     8 5/8% Senior Debentures due 2022                --      123
                                                  ------   ------
                                                  $2,745   $2,120
                                                  ======   ======

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2007 are as follows (millions): 2003, $0; 2004, $500; 2005,
     $498; 2006, $1,003; and 2007, $744.

3. Intercompany debentures consist solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly owned subsidiary of the Company. See Note 7 to the Consolidated Financial Statements on page 69 of the Company's 2002 Annual Report to Shareholders (which Note is incorporated herein by reference).

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II --VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 2002
                                   (MILLIONS)

                                       Reserve for credit losses,      Reserve for doubtful
                                           loans and discounts          accounts receivable
                                      ---------------------------   ----------------------------
                                        2002      2001      2000      2002      2001       2000
                                      -------   -------   -------   -------   -------    -------
Balance at beginning of period        $   993   $   796   $   753   $ 1,166   $   932    $   806
Additions:
   Charges to income                    1,526     1,415       924     1,334     1,554(a)   1,365(a)
   Recoveries of amounts previously
      written-off                          68        78       150        --        --         --
Deductions:
   Charges for which reserves were
      provided                         (1,361)   (1,296)   (1,031)   (1,542)   (1,320)    (1,239)
                                      -------   -------   -------   -------   -------    -------
Balance at end of period              $ 1,226   $   993   $   796   $   958   $ 1,166    $   932
                                      =======   =======   =======   =======   =======    =======

     (a) Before recoveries on accounts previously written-off, which are credited to income (millions): 2002 - $241, 2001 - $227 and 2000 - $214.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (* indicates exhibits electronically filed herewith). Exhibits numbered 10.1 through 10.21, 10.28 through 10.37, 10.40 and 10.42 are management contracts or compensatory plans or arrangements.

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

10.3 American Express Company 1998 Incentive Compensation Plan, as amended on April 22, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2002.

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

10.29 American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

10.30 Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

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

10.44 Description of new hire payment to Gary L. Crittenden (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

*12       Computation in Support of Ratio of Earnings to Fixed Charges.

*13 Portions of the Company's 2002 Annual Report to Shareholders that are incorporated herein by reference.

*21       Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*99.1 Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*99.2 Certification of Gary L. Crittenden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                          STATEMENT OF DIFFERENCES

The registered trademark symbol shall be expressed as........................'r'
The service mark symbol shall be expressed as...............................'sm'
Characters normally expressed as superscript shall be preceded by...........'pp'

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002           Commission File No. 1-7657

                                   ----------

                            American Express Company
                 (Exact name of Company as specified in charter)

                                 E X H I B I T S


================================================================================