Form 10-Q
period 2003-03-31
AMERICAN EXPRESS CO
filed 2003-05-15
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

                                      or

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657


                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)


            NEW YORK                                 13-4922250
---------------------------------    ------------------------------------------
 (State or other jurisdiction of        (I.R.S. Employer Identification No.)
 incorporation or organization)


WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY            10285
------------------------------------------------------   ----------------------
       (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code        (212) 640-2000
                                                  -----------------------------

                                     None
-------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X    No
                                                   ---     ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act). Yes X    No
                                               ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                   Class                          Outstanding at April 30, 2003
------------------------------------------        -----------------------------
 Common Shares (par value $.20 per share)              1,296,958,813 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                  Page No.
                                                                                  -------
Part I.   Financial Information:

          Item 1.  Financial Statements

                   Consolidated Statements of Income - Three months ended
                   March 31, 2003 and 2002                                               1

                   Consolidated Balance Sheets - March 31, 2003 and
                   December 31, 2002                                                     2

                   Consolidated Statements of Cash Flows - Three months ended
                   March 31, 2003 and 2002                                               3

                   Notes to Consolidated Financial Statements                        4 - 9

                   Independent Accountants' Review Report                               10

          Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                       11 - 28

          Item 4.  Controls and Procedures                                              28


Part II.  Other Information                                                             31

          Item 1.  Legal Proceedings                                                    31

          Item 2.  Change in Securities and Use of Proceeds                             33

          Item 4.  Submission of Matters to a Vote of Security Holders                  34

          Item 6.  Exhibits and Reports on Form 8-K                                     34

          Signatures                                                                    36

          Certifications                                                               C-1

          Exhibit Index                                                                E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                       Three Months Ended
                                                                                           March 31,
                                                                              -------------------------------------
                                                                                    2003                2002
                                                                              -----------------   -----------------
     Revenues:
          Discount revenue                                                     $    1,976           $   1,845
          Interest and dividends, net                                                 767                 758
          Management and distribution fees                                            520                 597
          Securitization income                                                       486                 383
          Cardmember lending net finance charge revenue                               458                 405
          Net card fees                                                               451                 423
          Travel commissions and fees                                                 340                 328
          Other commissions and fees                                                  547                 497
          Life and other insurance premiums                                           211                 186
          Other                                                                       267                 337
                                                                              -----------------   -----------------
            Total                                                                   6,023               5,759
                                                                              -----------------   -----------------

     Expenses:
          Human resources                                                           1,490               1,478
          Provisions for losses and benefits:
            Annuities and investment certificates                                     314                 299
            Life insurance, international banking and other                           257                 262
            Charge card                                                               208                 252
            Cardmember lending                                                        331                 346
          Professional services                                                       498                 392
          Marketing and promotion                                                     364                 362
          Occupancy and equipment                                                     338                 369
          Interest                                                                    230                 271
          Communications                                                              131                 124
          Restructuring charges                                                        --                 (13)
          Other                                                                       866                 759
                                                                              -----------------   -----------------
            Total                                                                   5,027               4,901
                                                                              -----------------   -----------------

     Pretax income                                                                    996                 858
     Income tax provision                                                             304                 240
                                                                              -----------------   -----------------

     Net income                                                                $      692           $     618
                                                                              =================   =================

     Earnings per Common Share:
          Basic                                                                $     0.53           $    0.47
                                                                              =================   =================
          Diluted                                                              $     0.53           $    0.46
                                                                              =================   =================

     Average common shares outstanding for earnings per common share:
          Basic                                                                     1,297               1,325
                                                                              =================   =================
          Diluted                                                                   1,305               1,335
                                                                              =================   =================

     Cash dividends declared per common share                                  $     0.08           $    0.08
                                                                              =================   =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                            March 31,          December 31,
                                                                               2003                2002
                                                                         -----------------   ------------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents                                                    $  8,405            $ 10,288
Accounts receivable and accrued interest:
    Cardmember receivables, less reserves: 2003, $923; 2002, $930              23,396              25,403
    Other receivables, less reserves: 2003, $34; 2002, $28                      4,447               3,684
Investments                                                                    53,638              53,638
Loans:
    Cardmember lending, less reserves: 2003, $1,025; 2002, $1,030              20,983              21,574
    International banking, less reserves: 2003, $144; 2002, $151                5,594               5,466
    Other, net                                                                    694                 782
Separate account assets                                                        21,262              21,981
Deferred acquisition costs                                                      3,937               3,908
Land, buildings and equipment - at cost, less accumulated
    depreciation: 2003, $2,600; 2002, $2,603                                    3,004               2,979
Other assets                                                                    8,111               7,550
                                                                         -----------------   ------------------
    Total assets                                                             $153,471            $157,253
                                                                         =================   ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                          $ 17,702            $ 18,317
Travelers Cheques outstanding                                                   6,382               6,623
Accounts payable                                                                8,285               9,235
Insurance and annuity reserves:
    Fixed annuities                                                            24,629              23,411
    Life and disability policies                                                5,357               5,272
Investment certificate reserves                                                 8,629               8,666
Short-term debt                                                                17,689              21,103
Long-term debt                                                                 17,317              16,308
Separate account liabilities                                                   21,262              21,981
Guaranteed preferred beneficial interests in the Company's junior
    subordinated deferrable interest debentures                                   507                 511
Other liabilities                                                              11,643              11,965
                                                                         -----------------   ------------------
    Total liabilities                                                         139,402             143,392
                                                                         -----------------   ------------------


Shareholders' equity:
    Common shares, $.20 par value, authorized 3.6 billion shares;
       issued and outstanding 1,298 million shares in 2003 and
       1,305 million shares in 2002                                               260                 261
    Capital surplus                                                             5,681               5,675
    Retained earnings                                                           7,809               7,606
    Other comprehensive income (loss), net of tax:
       Net unrealized securities gains                                          1,104               1,104
       Net unrealized derivatives losses                                         (517)               (538)
       Foreign currency translation adjustments                                  (219)               (198)
       Minimum pension liability                                                  (49)                (49)
                                                                         -----------------   ------------------
    Accumulated other comprehensive income                                        319                 319
                                                                         -----------------   ------------------
       Total shareholders' equity                                              14,069              13,861
                                                                         -----------------   ------------------
    Total liabilities and shareholders' equity                               $153,471            $157,253
                                                                         =================   ==================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                          2003                 2002
                                                                         ----------------     ----------------
Net income                                                                 $      692           $      618
Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
        Provisions for losses and benefits                                        667                  762
        Depreciation, amortization, deferred taxes and other                      124                  (22)
        Non-cash portion of restructuring charges                                   -                  (13)
        Changes in operating assets and liabilities, net of
         effects of acquisitions and dispositions:
          Accounts receivable and accrued interest                             (1,007)                  61
          Other assets                                                           (329)                  63
          Accounts payable and other liabilities                               (1,248)                 (26)
        Decrease in Travelers Cheques outstanding                                (241)                (130)
        Increase in insurance reserves                                             60                   69
                                                                         ----------------     ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                            (1,282)               1,382
                                                                         ----------------     ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                             6,113                3,006
Maturity and redemption of investments                                          4,639                2,435
Purchase of investments                                                       (10,511)              (4,868)
Net decrease in cardmember loans/receivables                                    1,275                1,077
Cardmember loans/receivables sold to trust, net                                   918                1,670
Loan operations and principal collections, net                                   (217)                  87
Purchase of land, buildings and equipment                                        (166)                (196)
Sale of land, buildings and equipment                                               4                   62
Acquisitions, net of cash acquired                                                (28)                 (10)
                                                                         ----------------     ----------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                       2,027                3,263
                                                                         ----------------     ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net decrease in customers' deposits                                              (586)                (848)
Sale of annuities and investment certificates                                   2,691                1,387
Redemption of annuities and investment certificates                            (1,483)              (1,263)
Net decrease in debt with maturities of three months or less                   (3,101)              (5,667)
Issuance of debt                                                                4,837                6,570
Principal payments on debt                                                     (4,211)              (4,538)
Issuance of American Express common shares                                         21                   55
Repurchase of American Express common shares                                     (428)                   -
Dividends paid                                                                   (108)                (109)
                                                                         ----------------     ----------------
NET CASH USED IN FINANCING ACTIVITIES                                          (2,368)              (4,413)
                                                                         ----------------     ----------------

Effect of exchange rate changes on cash                                          (260)                  49
                                                                         ----------------     ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                           (1,883)                 281

Cash and cash equivalents at beginning of period                               10,288                7,222
                                                                         ----------------     ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $    8,405           $    7,503
                                                                         ================     ================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 2002. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

     Cardmember lending net finance charge revenue is presented net of interest expense of $129 million and $127 million for the first quarters of 2003 and 2002, respectively. Interest and dividends is presented net of interest expense of $61 million for both of the first quarters of 2003 and 2002 related primarily to the Company's international banking operations.

     At both March 31, 2003 and December 31, 2002, cash and cash equivalents included $1.1 billion segregated in special bank accounts for the benefit of customers.

     At both March 31, 2003 and December 31, 2002, accounts receivable and accrued interest included $5.1 billion of cardmember receivables which have been securitized through the issuance of trust certificates.

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

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." This Statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of the Statement on January 1, 2003; the impact on the Company's financial statements was immaterial.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs are effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 will require a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     Implementation had no effect on results of operations for the first quarter of 2003. It is likely that the Company will consolidate and disclose additional information about VIEs when FIN 46 becomes fully effective in the third quarter of 2003. The entities primarily impacted by FIN 46 relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are both managed and partially owned in the Company's American Express Financial Advisors
     (AEFA) operating segment. FIN 46 does not impact the accounting for qualified special purpose entities as defined by SFAS No. 140, such as the Company's credit card securitizations.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The CDO entities contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. AEFA manages the portfolios of high-yield bonds and loans for the benefit of CDO debt held by investors and often retains an interest in the residual and rated debt tranches of the CDO structures. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are generally managed by the Company. The aggregate fair value of bonds and loans related to these structures approximates
     $6 billion at March 31, 2003.

     The potential consolidation of these and other VIE entities will likely result in a cumulative effect of accounting change that will reduce reported net income at full adoption in the third quarter of 2003 to the extent that newly consolidated liabilities exceed newly consolidated assets. FIN 46 will likely also impact the results of operations for each reporting period thereafter. Taken together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pre-tax loss as a result of its investment in these entities is represented by the carrying values at March 31, 2003. Those carrying values include CDO residual tranches having an adjusted cost basis of $21 million and SLTs having an adjusted cost basis of $676 million
     (see AEFA's Liquidity and Capital Resources section of Management's Discussion and Analysis (MD&A) for further discussion of all of the Company's CDO and SLT holdings). The application of FIN 46 for CDOs and SLTs will have no cash flow effect on the Company.

     The Company continues to evaluate other relationships and interests in entities that may be considered VIEs, including affordable housing investments. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.


2.   STOCK-BASED COMPENSATION

     At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2002 Annual Report to Shareholders. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board
     (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Prior to the adoption of the fair value recognition provisions of SFAS No. 123 in 2003, no employee compensation cost was recorded in net income for stock options granted, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three months ended March 31, 2003, the Company expensed $4 million after-tax related to stock options granted in 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended APB Opinion 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25.
     The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the quarters ended March 31, 2003 and 2002:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


                                                                          Three Months Ended March 31,
                                                                 -----------------------------------------------
     (Millions, except per share amounts)                                2003                     2002
                                                                 ---------------------    ----------------------
     Net income as reported:                                            $   692                 $   618
       Add:  Stock-based employee compensation included
          in reported net income, net of related tax effects                 17                       3
       Deduct:  Total stock-based employee compensation
         expense determined under fair value based method,
         net of related tax effects                                         (84)                    (85)
                                                                 ---------------------    ----------------------
     Pro forma net income                                               $   625                 $   536
                                                                 =====================    ======================

     Basic EPS:
       As reported                                                      $  0.53                 $  0.47
       Pro forma                                                        $  0.48                 $  0.40
     Diluted EPS:
       As reported                                                      $  0.53                 $  0.46
       Pro forma                                                        $  0.48                 $  0.40



3.   INVESTMENT SECURITIES

     The following is a summary of investments at March 31, 2003 and December 31, 2002:

                                                                March 31,               December 31,
                                                                  2003                      2002
                                                           --------------------     ---------------------
     (Millions)                                                                           (Audited)
     Available-for-Sale, at fair value
       (cost: 2003, $47,141; 2002, $47,321)                      $ 48,924                  $ 49,102
     Investment loans, at cost
       (fair value: 2003, $4,358; 2002, $4,405)                     3,948                     3,981
     Trading                                                          766                       555
                                                           --------------------     ---------------------
       Total                                                     $ 53,638                  $ 53,638
                                                           ====================     =====================

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $197 million and $45 million for the three months ended March 31, 2003 and 2002, respectively, of which $186 million and $43 million, respectively, related to AEFA. Gross realized losses on sales of securities classified as Available-for-Sale were ($50 million) and ($42 million) for the same periods, of which ($49 million) and ($31 million), respectively, related to AEFA. The Company also recognized other-than-temporary impairment losses on AEFA's Available-for-Sale securities of ($113 million) and ($9 million) for the three months ended March 31, 2003 and 2002, respectively.


4.   GUARANTEES

     In November 2002, FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45) which provides accounting and disclosure requirements for certain guarantees. The Company adopted the disclosure provisions of FIN 45 as of December 31, 2002 (see Note 11 of the Company's 2002 Annual Report to Shareholders). Additionally, the Company adopted the accounting provisions of FIN 45 as of January 1, 2003, which are effective for certain guarantees issued or modified beginning January 1, 2003, and require that a liability for the fair value of an obligation be recorded at the inception of a guarantee. As a result of the adoption of these accounting provisions, there was no material impact to the Company's financial statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     The Company, through its TRS operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business. In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees as of March 31, 2003 would not exceed $80 billion. The total amount of related liability accrued at March 31, 2003 for such programs was $314 million, which management believes to be adequate based on actual experience. The Company has minimal collateral or other recourse provisions related to these guarantees.

     The Company, through its AEB operating segment, provides various guarantees to its customers in the ordinary course of business, including financial letters of credit, performance guarantees and financial guarantees, among others. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. Virtually all of these guarantees are collateralized or supported by other types of recourse provisions (i.e., pledged assets, primarily comprised of cash and time deposits, and counter-guarantees). The following table provides information related to such guarantees as of March 31, 2003:



                                                    Maximum amount
     (Millions)                                    of undiscounted               Amount of related
     Type of Guarantee:                            future payments             liability at 3/31/03
                                              ---------------------------   ----------------------------
       Financial letters of credit                        $ 210                        $ 2.0
       Performance guarantees                               136                          0.6
       Financial guarantees                                 588                          0.7
                                              ---------------------------   ----------------------------
         Total                                            $ 934                        $ 3.3
                                              ===========================   ============================


5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three months ended March 31, 2003 and 2002 were as follows:

                                                                    Three Months Ended March 31,
                                                           -----------------------------------------------
     (Millions)                                                    2003                     2002
                                                           ---------------------    ----------------------
     Net income                                                    $  692                  $  618
     Change in:
       Net unrealized securities gains                                  -                    (184)
       Net unrealized derivative losses                                21                      76
       Foreign currency translation adjustments                       (21)                     (3)
                                                           ---------------------    ----------------------
     Total                                                         $  692                  $  507
                                                           =====================    ======================


6.   TAXES AND INTEREST

     Net income taxes paid during the three months ended March 31, 2003 and 2002 were approximately $76 million and $188 million, respectively. Interest paid during the three months ended March 31, 2003 and 2002 was approximately $485 million and $397 million, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   EARNINGS PER COMMON SHARE

     The computations of basic and diluted EPS for the three months ended March 31, 2003 and 2002 are as follows:

                                                                                          Three Months Ended March 31,
                                                                                 -----------------------------------------------
     (Millions, except per share amounts)                                                2003                     2002
                                                                                 ---------------------    ----------------------
     Numerator: Net income                                                             $    692                 $    618

     Denominator:
       Basic:  Weighted-average shares outstanding during the period                      1,297                    1,325
       Add:  Dilutive effect of stock options and restricted stock awards                     8                       10
                                                                                 ---------------------    ----------------------
       Diluted                                                                            1,305                    1,335
                                                                                 ---------------------    ----------------------

     Basic EPS                                                                         $   0.53                 $   0.47
     Diluted EPS                                                                       $   0.53                 $   0.46



     Stock options having an exercise price greater than the average market price of the Company's common shares for each period presented are excluded from the computation of EPS, because the effect would be antidilutive. The number of these excluded stock options for the three months ended March 31, 2003 and 2002 was 120 million and 95 million, respectively.


8.   SEGMENT INFORMATION

     The Company is principally engaged in providing travel related, financial advisory and international banking services throughout the world. Travel Related Services' (TRS) products and services include, among others, charge cards, cardmember lending products, Travelers Cheques, and corporate and consumer travel services. AEFA's services and products include financial planning and advice, investment advisory services and a variety of products, including insurance and annuities, investment certificates and mutual funds. American Express Bank's products and services include providing private banking, personal financial services and financial institution services, global trading and corporate banking. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

     The following tables present the results for these operating segments, based on management's internal reporting structure, for the three months ended March 31, 2003 and 2002. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as on a GAAP basis. See TRS Results of Operations section of MD&A for further information regarding the effect of securitizations on the financial statements. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

     REVENUES (GAAP BASIS)                                  Three Months Ended March 31,
                                                   -----------------------------------------------
     (Millions)                                            2003                     2002
                                                   ---------------------    ----------------------
     Travel Related Services                               $ 4,486                 $ 4,199
     American Express Financial Advisors                     1,411                   1,434
     American Express Bank                                     197                     178
     Corporate and Other                                       (71)                    (52)
                                                   ---------------------    ----------------------
     Total                                                 $ 6,023                 $ 5,759
                                                   =====================    ======================

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     NET REVENUES (MANAGED BASIS)                           Three Months Ended March 31,
                                                   -----------------------------------------------
     (Millions)                                            2003                     2002
                                                   ---------------------    ----------------------
     Travel Related Services                               $ 4,750                 $ 4,452
     American Express Financial Advisors                       905                     964
     American Express Bank                                     197                     178
     Corporate and Other                                       (71)                    (52)
                                                   ---------------------    ----------------------
     Total                                                 $ 5,781                 $ 5,542
                                                   =====================    ======================


     PRETAX INCOME                                          Three Months Ended March 31,
                                                   -----------------------------------------------
     (Millions)                                            2003                     2002
                                                   ---------------------    ----------------------
     Travel Related Services                               $   858                 $    666
     American Express Financial Advisors                       178                      252
     American Express Bank                                      29                       20
     Corporate and Other                                       (69)                     (80)
                                                    ---------------------    ----------------------
     Total                                                 $   996                 $    858
                                                    =====================    ======================


     NET INCOME                                              Three Months Ended March 31,
                                                    -----------------------------------------------
     (Millions)                                             2003                     2002
                                                    ---------------------    ----------------------
     Travel Related Services                               $   584                 $    467
     American Express Financial Advisors                       133                      182
     American Express Bank                                      19                       13
     Corporate and Other                                       (44)                     (44)
                                                    ---------------------    ----------------------
     Total                                                 $   692                 $    618
                                                    =====================    ======================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 2003 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2002, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 27, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



                                                     /s/Ernst & Young LLP

New York, New York
May 12, 2003

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


American Express Company (the Company) is primarily engaged in the business of providing travel related services, financial advisory services and international banking services throughout the world. The Company generates revenue from a variety of sources including global payments such as charge and credit cards; travel services including airline, hotel and rental car reservations; and a wide range of retail financial service products.

The Company follows accounting principles generally accepted in the United States (GAAP). In addition to information provided on a GAAP basis, the Company discloses certain data on a "managed basis." These data, which should be read only as a supplement to GAAP information, assume there have been no securitization transactions at Travel Related Services (TRS), i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statement. In addition, revenues are considered net of American Express Financial Advisors' (AEFA) provisions for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses. See TRS and AEFA Results of Operations sections for further discussion of and reasons for this approach.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

The Company's consolidated net income rose 12 percent to $692 million in the three month period ended March 31, 2003 as compared to a year ago. Diluted earnings per share (EPS) rose 15 percent to $0.53. On a trailing 12-month basis, return on average shareholders' equity was 20.7 percent.

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

Consolidated revenues for the three months ended March 31, 2003 were $6.0 billion, up 5 percent from $5.8 billion in the same period a year ago reflecting 7 percent growth at TRS and 11 percent growth at American Express Bank (AEB), partially offset by a 2 percent decline at AEFA. As discussed in further detail below, the increase in the first quarter was due primarily to increases in discount revenue, securitization income, and cardmember lending net finance charge revenue. These increases were partially offset by lower management and distribution fees and other revenues.

Discount revenue at TRS rose 7 percent as compared to a year ago as a result of a 10 percent increase in billed business partially offset by a lower discount rate. Interest and dividends increased slightly primarily due to higher investment levels partially offset by lower average yields. Management and distribution fees declined 13 percent due to lower average assets under management and lower distribution fees. Distribution fees decreased as a result of lower mutual fund sales partially offset by higher fees from variable annuity and variable life products, as well as greater limited partnership product sales.

Securitization income at TRS was $486 million for the three months ended March 31, 2003, up 27 percent from $383 million for the same period a year ago as a result of a higher average balance of cardmember lending securitizations and spreads. Cardmember lending net finance charge revenue at TRS grew 13 percent due to growth in the cardmember lending portfolio. Net card fees increased 7 percent reflecting 4 percent growth in cards-in-force as well as a shift in the mix of products. The average fee per proprietary card-in-force was $35 in 2003, up from $33 in the first quarter of 2002. Travel commissions and fees increased 4 percent as revenue earned per dollar of sales was up compared to the prior year. This was partially offset by a 1 percent decline in travel sales reflecting the weaker travel environment during the first quarter of 2003. All other revenues combined increased slightly versus the same period a year ago as increases in other card related fees and assessments and insurance related revenues were offset by a decrease in other revenues.
The decrease in other revenues was primarily due to significantly lower interest income on investment and liquidity pools held within card funding vehicles. Consolidated expenses for the three months ended March 31, 2003 were $5.0 billion, up 3 percent from $4.9 billion for the same period in 2002 reflecting increases of 3 percent at TRS, 4 percent at AEFA and 6 percent at AEB. As discussed in further detail below, the increase in the first quarter of 2003 was primarily driven by higher professional services, human resources, communications and other expenses offset by lower provisions for losses, interest expense, and occupancy and equipment related costs.

Human resources expense increased slightly versus last year, as increased costs related to employee benefit plans and management incentives were partially offset by lower staffing levels and the benefits of outsourcing which had the effect of moving certain technology related costs from human resources expense to professional services expense.

Total provisions for losses and benefits declined 4 percent over last year, primarily resulting from a 17 percent reduction in the charge card provision at TRS, as well as a 4 percent reduction in the lending provision, also at TRS. The decrease in the charge card provision at TRS was primarily due to strong credit quality as reflected in an improved past due rate and net loss ratio. These decreases were partially offset by a 5 percent net increase in annuity and investment certificates provisions at AEFA. Annuity provisions increased primarily due to a higher inforce level and increased costs related to guaranteed minimum death benefits, partially offset by lower crediting rates. Investment certificates provisions decreased due to significantly lower crediting rates, partially offset by higher average reserves.

Professional services expense rose 27 percent versus the same period a year ago primarily due to technology and service-related outsourcing agreements discussed above. Marketing and promotion expense increased 1 percent versus a year ago primarily due to a 7 percent increase at TRS related to the continuation of brand advertising and card acquisition activities. Occupancy and equipment expense decreased 8 percent primarily due to the benefits of reengineering activities. Interest expense declined 15 percent including a 15 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds. Other expenses rose 14 percent including an 8 percent increase at TRS. The increases resulted primarily from higher expenses related to cardmember loyalty programs and fewer capitalized deferred acquisition costs (DAC) at AEFA.

In the first quarter of 2002, the Company recognized a net benefit of $13 million ($8 million after-tax) to adjust the restructuring reserves established during 2001. The Company expects the estimated savings to be realized from reengineering in 2003 to be approximately $1.0 billion, a portion of which will flow through to earnings in the form of improved operating expense margins. The remainder is expected to be reinvested into business areas with high-growth potential.

During the remainder of 2003, the Company expects continued uncertainty in the economy and financial markets. In addition, the aftermath of the war in Iraq and other geopolitical uncertainty and the effect of severe acute respiratory syndrome (SARS) on consumer and business travel spending could have a negative impact on the economy, consumer confidence and the Company's results.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. As previously reported, the Company has indicated that its financial objectives are 12-to-15% EPS growth, 18-to-20% return on equity and 8% revenue growth, on average and over time, assuming 6-to-10% growth in billed business and 8% appreciation in the equity markets. Assuming it achieves these objectives, the Company will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements.

The Company has in place a share repurchase program both to offset in whole or in part the issuance of new shares as part of employee compensation plans and to reduce shares outstanding.

The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. Repurchases may also be accomplished by prepayments for cash under the Company's agreements with third parties, which are described below. During the first quarter of 2003, the Company repurchased 12.8 million common shares at an average price of $33.37. Since the inception of the share repurchase program in September 1994, 402.8 million shares have been acquired under authorizations to repurchase up to 570 million shares, including purchases made under the agreements with third parties. Included in the first quarter share repurchase amount are 6 million shares returned to the Company in connection with a prepayment in March 2003 under the agreements discussed below.

In August 1999 and March 2000, the Company entered into agreements under which a financial institution purchased an aggregate 29.5 million of the Company's common shares at an average purchase price of $50.41 per share. The agreements provided that upon their termination, the Company would be required to deliver an amount equal to the original purchase price for the shares less any prepayments. The Company has given notice that it intends to repay the remaining balance of $335 million under the agreements and terminate the agreements, which is expected to take place on May 16, 2003. This will result in the return to the Company of approximately 8.9 million common shares.
For additional discussion of these agreements, see "Item 2. Change in Securities and Use of Proceeds" in Part II of this report.

At March 31, 2003, the Parent Company had $2.8 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At March 31, 2003 $0.5 billion was outstanding under this program.

In April 2003, the Company renegotiated committed credit line facilities. As of April 30, 2003, the Parent Company and two subsidiaries, Credco and Centurion Bank had total available credit lines of $10.85 billion, including $2.0 billion allocated to the Parent Company and $8.5 billion allocated to Credco. Credco has the right to borrow a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to the Parent Company. These lines expire in increments from 2004 through 2007. At April 30, 2003, Credco's bank line coverage of net short-term debt was 106% versus 89% at April 30, 2002.

The Company funds the retirement costs of the American Express Retirement Plan (the Plan), which covers eligible U.S. employees, in compliance with the applicable minimum funding requirements specified by the Employee Retirement Income Security Act of 1974, as amended (ERISA). In March 2003, the Company elected to make a $350 million contribution to the Plan, including approximately $25 million of minimum required funding per ERISA.

SUPPLEMENTAL INFORMATION - MANAGED NET REVENUES

The following supplemental information is presented on the basis used by management to evaluate operations. It differs in two respects from the Consolidated Statements of Income contained in this report, which are prepared in accordance with GAAP. First, revenues are presented as if there had been no asset securitizations at TRS. This format is generally termed on a managed basis, as further discussed in the TRS Results of Operations section of Management's Discussion and Analysis (MD&A). Second, revenues are considered net of AEFA's provisions for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses, as further discussed in the AEFA Results of Operations section of MD&A. A reconciliation of consolidated revenues from a GAAP to a net managed basis is as follows:


                                                                   Three Months Ended March 31,
                                                             ------------------------------------------
(Unaudited, millions)                                             2003                    2002
                                                             -----------------      -------------------
GAAP revenues                                                     $ 6,023                $ 5,759
Effect of TRS securitizations                                         264                    253
Effect of AEFA provisions for losses and benefits                    (506)                  (470)
                                                             -----------------      -------------------
Managed net revenues                                              $ 5,781                $ 5,542
                                                             =================      ===================

Consolidated managed net revenues increased 4 percent for the three months ended March 31, 2003 to $5.8 billion, compared with $5.5 billion for the same period in 2002. Managed net revenues rose due to greater discount revenues, higher cardmember loan balances, larger interest and dividend revenues, and higher card fees. These items were partially offset by lower management and distribution fees.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in millions)                                    Three Months Ended
                                                             March 31,
                                                  ----------------------------------       Percentage
                                                      2003                2002              Inc/(Dec)
                                                  --------------      --------------     -----------------
Net revenues:
    Discount revenue                                 $ 1,976             $ 1,845                 7.1 %
    Net card fees                                        451                 423                 6.6
    Lending:
        Finance charge revenue                           587                 532                10.4
        Interest expense                                 129                 127                 1.6
                                                  --------------      --------------
           Net finance charge revenue                    458                 405                13.1
    Travel commissions and fees                          340                 328                 3.7
    Travelers Cheque investment income                    92                  90                 2.0
    Securitization income                                486                 383                26.9
    Other revenues                                       683                 725                (5.8)
                                                  --------------      --------------
           Total net revenues                          4,486               4,199                 6.8
                                                  --------------      --------------

Expenses:
    Marketing and promotion                              350                 326                 7.2
    Provision for losses and claims:
        Charge card                                      208                 252               (17.2)
        Lending                                          331                 346                (4.3)
        Other                                             31                  48               (36.5)
                                                  --------------      --------------
           Total                                         570                 646               (11.7)
    Charge card interest expense                         209                 244               (14.6)
    Human resources                                      916                 901                 1.7
    Other operating expenses                           1,583               1,429                10.7
    Restructuring charges                                  -                 (13)                -
                                                  --------------      --------------
           Total expenses                              3,628               3,533                 2.7
                                                  --------------      --------------
Pretax income                                            858                 666                28.9
Income tax provision                                     274                 199                37.8
                                                  --------------      --------------
Net income                                           $   584             $   467                25.2
                                                  ==============      ==============

TRS reported net income of $584 million for the three month period ended March 31, 2003, a 25 percent increase from $467 million for the same period a year ago.

The following management discussion includes information on both a GAAP basis and managed basis. The managed basis presentation assumes there have been no securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statement, respectively. The Company presents TRS information on a managed basis because that is the way the Company's management views and manages the business. Management believes that a full picture of trends in the Company's cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans. Asset securitization is just one of several ways for the Company to fund cardmember loans. Use of a managed basis presentation, including non-securitized and securitized cardmember loans, presents a more accurate picture of the key dynamics of the cardmember lending business, avoiding distortions due to the mix of funding sources at any particular point in time. For example, irrespective of the mix, it is important for management and investors to see metrics, such as changes in delinquencies and write-off rates, for the entire cardmember lending portfolio because it is more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue and changes in market share, which are significant metrics in evaluating the Company's performance and which can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis.

On a GAAP basis, results reflect only net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interest in securitized loan receivables are shown in securitization income, which includes gains on securitizations (as discussed below), net finance charge revenue on retained interests in securitized loans and servicing income. Securitization income increased 27 percent for the first quarter of 2003 versus the same period a year ago as a result of a higher average balance of cardmember lending securitizations and spreads. See Selected Statistical Information below for data relating to TRS' U.S. owned portfolio.

TRS' results for the three months ended March 31, 2003 and 2002 included net cardmember lending securitization gains of $43 million ($28 million after-tax) and $42 million ($27 million after-tax), respectively. Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing and promotion and other operating expenses. Consequently, the managed basis presentation for the three months ended March 31, 2003 and 2002 assumes that lending securitization gains were offset by higher marketing and promotion expense of $26 million and $25 million, respectively, and other operating expense of $17 million in both periods. Accordingly, the incremental expenses, as well as the gains, have been eliminated. The following table reconciles the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

THREE MONTHS ENDED MARCH 31, (Dollars in millions)
--------------------------------------------------------------    ---------------------------------------------------------

                                         GAAP Basis               Securitization Effect             Managed Basis
                             ---------------------------------    ---------------------------------------------------------
                                                   Percentage                                                   Percentage
                                2003      2002      Inc/(Dec)         2003       2002        2003      2002      Inc/(Dec)
                             ---------------------------------    ---------------------------------------------------------
Net revenues:
  Discount revenue            $1,976    $1,845         7.1 %
  Net card fees                  451       423         6.6
  Lending:
    Finance charge
      revenue                    587       532        10.4        $    583     $   567     $1,170     $1,099        6.5 %
    Interest expense             129       127         1.6              64          80        193        207       (6.9)
                             ---------------------------------    ---------------------------------------------------------
      Net finance
        charge revenue           458       405        13.1             519         487        977        892        9.6
  Travel commissions
    and fees                     340       328         3.7
  Travelers Cheque
    investment income             92        90         2.0
  Securitization income          486       383        26.9            (486)       (383)         -          -        -
  Other revenues                 683       725        (5.8)            231         149        914        874        4.6
                             ---------------------------------    ---------------------------------------------------------
    Total net revenues         4,486     4,199         6.8             264         253      4,750      4,452        6.7
                             ---------------------------------    ---------------------------------------------------------
Expenses:
  Marketing and
    promotion                    350       326         7.2             (26)        (25)       324        301        7.8
  Provision for losses
    and claims:
      Charge card                208       252       (17.2)
      Lending                    331       346        (4.3)            307         298        638        644       (1.0)
      Other                       31        48       (36.5)
                             ---------------------------------    ---------------------------------------------------------
        Total                    570       646       (11.7)            307         298        877        944       (7.1)
                             ---------------------------------    ---------------------------------------------------------
  Charge card
    interest expense             209       244       (14.6)              -          (3)       209        241      (13.5)
  Human resources                916       901         1.7
  Other operating
    expenses                   1,583     1,429        10.7             (17)        (17)     1,566      1,412       10.9
  Restructuring charges            -       (13)        -
                             ---------------------------------    ------------ --------------------------------------------
    Total expenses             3,628     3,533         2.7        $    264     $   253     $3,892     $3,786        2.8
                             ---------------------------------    ---------------------------------------------------------
Pretax income                    858       666        28.9
Income tax provision             274       199        37.8
                             ---------------------------------
Net income                    $  584    $  467        25.2
--------------------------------------------------------------

The following discussion of TRS' results is presented on a managed basis.

TRS' net revenues were up 7 percent primarily due to higher discount revenue, cardmember lending net finance charge revenue and net card fees.

Discount revenue rose 7 percent compared to a year ago as a result of a 10 percent increase in billed business partially offset by a lower discount rate primarily due to the continued shift in the mix of spending toward everyday spend categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some rate erosion over time. The 10 percent increase in billed business in the first quarter resulted from 4 percent growth in cards-in-force and a 7 percent increase in spending per basic cardmember worldwide. U.S. cards-in-force rose 2 percent reflecting the benefit of increased acquisition spending within the consumer and small business segments partially offset by declines in corporate cards-in-force primarily due to workforce reductions. International cards-in-force increased 8 percent due to growth in proprietary card products. U.S. billed business rose 8 percent reflecting 10 percent growth within the consumer card business (on 12 percent higher transaction volume), 11 percent growth in small business services volume and a 1 percent increase within Corporate Services. U.S. non-T&E related volume categories (which represented approximately 63 percent of U.S. billed business during the first three months of 2003) increased 13 percent over the same period a year ago while U.S. T&E volumes were relatively flat, reflecting further weakening in the T&E environment during the quarter. U.S. non-T&E related volumes were up 5 percent in January, 13 percent in February and 12 percent in March, while T&E related volumes were up 5 percent in January, flat in February and down 4 percent in March. Total billed business outside the U.S., excluding the impact of foreign exchange translation, was up 3 percent reflecting low double-digit improvement in Canada, mid single-digit growth in Asia and a slight increase in Europe. On a monthly basis, total billed business outside the U.S. increased 6 percent in January, 3 percent in February and 1 percent in March, excluding the impact of foreign exchange translation. Worldwide airline related volume declined
1 percent as a result of 5 percent growth in transaction volume and a 6 percent decrease in the average airline charge.

Net card fees increased 7 percent versus a year ago, reflecting the growth in cards-in-force and a shift in the mix of products. The average fee per proprietary card-in-force was $35 for the three months ended March 31, 2003, up from $33 for the same period a year ago. Cardmember lending net finance charge revenue rose 10 percent on 11 percent growth in average worldwide lending balances. The net interest yield on the U.S. portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory rates and the evolving mix of products toward more lower-rate offerings, partially offset by lower funding costs. Travel commissions and fees rose 4 percent as revenue earned per dollar of sales was up versus the prior year. This was partially offset by a 1 percent contraction in travel sales reflecting the weak travel environment, especially toward the end of the quarter. Other revenues increased
5 percent due to higher card commissions and assessments and larger insurance premiums partially offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

Marketing and promotion expense increased 8 percent compared to the prior year on the continuation of brand advertising activities, new product advertising, more loyalty marketing and an increase in selected card acquisition activities. The provision for losses on charge card products decreased 17 percent on strong credit quality reflected in an improved past due percentage and loss ratio. The provision for losses on the worldwide lending portfolio decreased 1 percent from last year despite growth in outstanding loans and increased reserve coverage levels due to well-controlled credit practices and the decision to add reserves in light of the uncertain economic environment. Charge card interest expense declined 14 percent due to a lower effective cost of funds.

Human resources expense increased 2 percent as employee merit increases, higher employee benefit expenses and increased management incentive costs were partially offset by the benefits of a lower average number of employees, resulting from reengineering efforts, including the impact of technology and service-related outsourcing activities. Other operating expenses increased 11 percent due to higher costs related to cardmember loyalty programs as well as the impact resulting from outsourcing activities, which transferred costs from human resources expense, although at a lower level. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)          Three Months Ended
                                                                            March 31,
                                                                ---------------------------------         Percentage
                                                                     2003               2002              Inc/(Dec)
                                                                --------------     --------------     ------------------
Total cards-in-force (millions):
  United States                                                       35.4               34.8                 1.7 %
  Outside the United States*                                          22.4               20.8                 7.8
                                                                --------------     --------------
    Total                                                             57.8               55.6                 4.0
                                                                ==============     ==============
Basic cards-in-force (millions):
  United States                                                       27.1               26.9                 0.9
  Outside the United States*                                          18.5               15.8                 8.0*
                                                                --------------     --------------
    Total                                                             45.6               42.7                 3.7*
                                                                ==============     ==============

                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)          Three Months Ended
                                                                           March 31,
                                                                ---------------------------------        Percentage
                                                                     2003               2002              Inc/(Dec)
                                                                --------------     --------------     ------------------
Card billed business:
  United States                                                  $    58.9           $   54.3                 8.4 %
  Outside the United States                                           19.9               17.3                15.2
                                                                --------------     --------------
    Total                                                        $    78.8           $   71.6                10.0
                                                                ==============     ==============
Average discount rate*                                                2.60%              2.66%                -
Average basic cardmember spending (dollars)*                     $   1,894           $  1,825                 7.2*
Average fee per card - managed (dollars)*                        $      35           $     33                 -
Non-Amex brand:**
  Cards-in-force (millions)                                            0.7                0.7                 0.2
  Billed business                                                $     0.9           $    0.9                (0.6)
Travel sales                                                     $     3.7           $    3.7                (1.3)
  Travel commissions and fees/sales                                    9.3%               8.8%                -
Travelers Cheque:
  Sales                                                          $     4.1           $    4.6                (9.8)
  Average outstandings                                           $     6.5           $    6.2                 4.9
  Average investments                                            $     6.9           $    6.6                 4.1
  Tax equivalent yield                                                 8.6%               8.8%                -
Charge card receivables:
  Total receivables                                              $    24.3           $   24.2                 0.6
  90 days past due as a % of total                                     2.4%               3.1%                -
  Loss reserves (millions)                                       $     923           $  1,031               (10.5)
    % of receivables                                                   3.8%               4.3%                -
    % of 90 days past due                                              159%               138%                -
  Net loss ratio                                                      0.28%              0.39%                -
U.S. Lending - Owned Basis:
  Total loans                                                    $    16.5           $   15.6                 5.7
  Past due loans as a % of total:
    30-89 days                                                         1.9%               2.2%                -
    90+ days                                                           1.2%               1.4%                -
  Loss reserves (millions):
    Beginning balance                                            $     798           $    668                19.5
      Provision                                                        200                243               (17.6)
      Net charge-offs/other                                           (208)              (235)              (11.5)
                                                                --------------     --------------
    Ending balance                                               $     790           $    676                16.9
                                                                ==============     ==============
    % of loans                                                         4.8%               4.3%                -
    % of past due                                                      155%               120%                -
  Average loans                                                  $    16.6           $   16.2                 2.5
  Net write-off rate                                                   5.4%               6.7%                -
U.S. Lending - Managed Basis:
  Total loans                                                    $    34.6           $   31.3                10.3
  Past due loans as a % of total:
    30-89 days                                                         1.9%               2.1%                -
    90+ days                                                           1.2%               1.3%                -
  Loss reserves (millions):
    Beginning balance                                            $   1,297           $  1,077                20.5
      Provision                                                        507                541                (6.3)
      Net charge-offs/other                                           (457)              (474)               (3.5)
                                                                --------------     --------------
    Ending balance                                               $   1,347           $  1,144                17.7
                                                                ==============     ==============
    % of loans                                                         3.9%               3.7%                -
    % of past due                                                      127%               107%                -
  Average loans                                                  $    34.2           $   31.5                 8.5
  Net write-off rate                                                   5.5%               6.5%                -
  Net interest yield***                                                9.4%               9.9%                -

* Cards-in-force include proprietary cards and cards issued under network partnership agreements outside the U.S. Average Discount Rate. Average Basic Cardmember Spending and Average Fee per Card are computed from proprietary card activities only. At September 30, 2002, 1.5 million of Canadian lending cards were transferred to basic (though these types of cards were available under a supplemental card program) as the specific cards were issued under a stand-alone offer. The impact of this transfer for the three months ended March 31, 2002 would have been to increase Basic Cards-in-Force Outside the U.S. to 17.1 million and decrease Average Basic Cardmember Spending to $1,766.
** These data relate to Visa and Eurocards issued in connection with joint venture activities.
*** Net interest yield for the three months ended March 31, 2002 was revised from the amount previously reported.

TRS' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products, unsecuritized U.S. cardmember loans, international cardmember loans and unsecuritized equipment leasing receivables.

As discussed more fully in the TRS Liquidity and Capital Resources section below, the Company securitizes U.S. cardmember loans as part of its financing strategy; consequently, the level of unsecuritized U.S. cardmember loans is primarily a function of the Company's financing requirements. As a portfolio, unsecuritized U.S. cardmember loans tend to be less seasoned than securitized loans, primarily because of the lead time required to designate and securitize each loan. The Company does not currently securitize international loans. Delinquency, reserve coverage and net write-off rates have historically been generally comparable between the Company's owned and managed portfolios.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

(Dollars in billions, except percentages)
                                               March 31,       December 31,     Percentage       March 31,        Percentage
                                                  2003            2002           Inc/(Dec)         2002           Inc/(Dec)
                                            ---------------   --------------   ------------   ---------------   --------------
                                              (Unaudited)                                         (Unaudited)
Accounts receivable, net                         $  25.7           $  28.1           (8.5)%         $ 26.2             (1.7)%
Travelers Cheque investments                     $   7.3           $   7.4           (1.0)          $  6.8              8.0
U.S. cardmember loans                            $  16.5           $  17.1           (3.8)          $ 15.6              5.7%
Total assets                                     $  69.5           $  72.2           (3.7)          $ 66.4              4.8
Travelers Cheques outstanding                    $   6.4           $   6.6           (3.6)          $  6.2              3.4
Short-term debt                                  $  18.3           $  21.7          (15.6)          $ 25.3            (27.7)
Long-term debt                                   $  15.8           $  14.8            6.7           $  9.2             71.5
Total liabilities                                $  62.0           $  64.9           (4.5)          $ 59.4              4.4
Total shareholder's equity                       $   7.5           $   7.3            3.8           $  7.0              8.1
Return on average equity*                           30.8%             29.9%            -              20.6%              -
Return on average assets**                           3.3%              3.2%            -               2.1%              -

* Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."
** Computed on a trailing 12-month basis excluding the effect on total assets of unrealized gains or losses related to SFAS No. 115 and SFAS No. 133 to the extent that they directly affect Shareholder's Equity.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as long- and short-term debt, medium-term notes, commercial paper and asset securitizations. Over the past year, the Company shifted its funding strategy to reduce its reliance on short-term debt; at March 31, 2003, short-term debt was 54% of total debt versus 73% a year ago. As part of the Company's ongoing funding activities, during the three months ended March 31, 2003, Credco issued approximately $2.8 billion of medium-term notes at fixed and floating rates with maturities of one to two years, a portion of which can be extended by the holders to up to five years. Additionally, in April 2003, Credco issued an aggregate $401 million of floating rate medium-term notes with maturities of one to two years. On
May 14, 2003, Credco made an offering of $1 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. This offering is expected to be completed on May 16, 2003.

In January 2003, Credco filed a registration statement with the SEC for $15 billion of debt securities and warrants to purchase debt securities, which was declared effective on January 31, 2003. As of March 31, 2003, Credco had the ability to issue approximately $15.4 billion of debt securities under shelf registration statements filed with the SEC.

In the first quarter of 2003, the American Express Credit Account Master Trust (the Trust) securitized $920 million of loans through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign &

Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank, a wholly-owned subsidiary of TRS, and, in the future, may include other charge or credit accounts, features or products.

The Trust securitized an additional $1.9 billion of loans in the second quarter of 2003. In June 2003, $1.0 billion of investor certificates previously issued by the Trust are scheduled to mature.

The American Express Master Trust (the Master Trust) securitizes charge card receivables through the issuance of trust certificates which remain on the Consolidated Balance Sheets. In May 2003, $1.1 billion of accounts receivable trust certificates that were previously issued by the Master Trust are scheduled to mature with alternate funding to be provided by the Company's commercial paper and medium-term note issuance programs.

Net accounts receivable decreased as compared to prior years as the result of higher paydowns of the receivables and a lower number of charge cards-in-force.

U.S. cardmember loans decreased from December 31, 2002 reflecting the higher levels of securitization.


AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                            Three Months Ended
(Dollars in millions)                                           March 31,
                                                   -------------------------------------        Percentage
                                                         2003                 2002              Inc/(Dec)
                                                   ----------------     ----------------     -----------------
Revenues:
  Investment income                                   $   558              $   529                   5.4 %
  Management and distribution fees                        522                  597                 (12.6)
  Other revenues                                          331                  308                   7.8
                                                   ----------------     ----------------
    Total revenues                                      1,411                1,434                  (1.6)
                                                   ----------------     ----------------
Expenses:
  Provision for losses and benefits:
    Annuities                                             273                  247                  10.4
    Insurance                                             192                  171                  12.0
    Investment certificates                                41                   52                 (20.6)
                                                   ----------------     ----------------
      Total                                               506                  470                   7.5
  Human resources                                         479                  499                  (3.8)
  Other operating expenses                                248                  213                  16.8
                                                   ----------------     ----------------
    Total expenses                                      1,233                1,182                   4.4
                                                   ----------------     ----------------
Pretax income                                             178                  252                 (29.5)
Income tax provision                                       45                   70                 (36.8)
                                                   ----------------     ----------------
Net income                                            $   133              $   182                 (26.7)
                                                   ================     ================

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                                           Three Months Ended
                                                                               March 31,
                                                                  -------------------------------------        Percentage
                                                                        2003                 2002               Inc/(Dec)
                                                                  ----------------     ----------------      ----------------
Life insurance inforce (billions)                                   $    121.4           $    110.9                 9.4 %
Deferred annuities inforce (billions)                               $     40.5           $     40.4                 0.3
Assets owned, managed or administered (billions):
  Assets managed for institutions                                   $     41.4           $     49.2               (15.9)
  Assets owned, managed or administered for individuals:
    Owned assets:
      Separate account assets                                             21.3                 27.2               (21.9)
      Other owned assets                                                  51.5                 42.8                20.6
                                                                  ----------------     ----------------
        Total owned assets                                                72.8                 70.0                 4.1
    Managed assets                                                        79.9                 98.6               (19.0)
    Administered assets                                                   34.0                 36.4                (6.6)
                                                                  ----------------     ----------------
        Total                                                       $    228.1           $    254.2               (10.3)
                                                                  ================     ================
Market appreciation (depreciation) during the period:
  Owned assets:
    Separate account assets                                         $     (471)          $     (279)              (68.8)
    Other owned assets                                              $       20           $     (278)                #
  Managed assets                                                    $   (1,145)          $       14                 #
Cash sales:
  Mutual funds                                                      $    6,800           $    8,749               (22.3)
  Annuities                                                              2,205                1,548                42.4
  Investment certificates                                                1,067                  643                65.8
  Life and other insurance products                                        162                  184               (11.8)
  Institutional                                                          1,036                1,815               (42.9)
  Other                                                                  1,683                1,028                63.9
                                                                  ----------------     ----------------
Total cash sales                                                    $   12,953           $   13,967                (7.3)
                                                                  ================     ================
Number of financial advisors                                            11,606               11,502                 0.9
Fees from financial plans and advice services                       $     31.7           $     29.7                 6.8
Percentage of total sales from financial plans and advice
 services                                                                 75.6%                73.2%                -

# - Denotes a variance of more than 100%.

AEFA reported net income of $133 million for the first quarter of 2003, down 27 percent from $182 million in the same period a year ago. Total revenues declined 2 percent primarily due to lower management fees resulting from lower average managed asset levels partially offset by higher investment income and higher insurance premiums.

Investment income increased 5 percent as higher levels of invested assets were partially offset by a lower average yield. For the quarter ended March 31, 2003, $187 million of total investment gains, primarily resulting from sales of mortgage-backed securities where AEFA repositioned its portfolio to improve its prepayment risk profile, were partially offset by $182 million of impairments and losses, the majority of which were airline-related exposures. Included in these total investment gains and losses are $186 million of gross realized gains and $49 million of gross realized losses from sales of securities, as well as $113 million of other-than-temporary investment impairment losses, classified as Available-for-Sale.

Management and distribution fees declined 13 percent when compared to the same period a year ago. Management fees declined primarily due to lower average assets under management, reflecting the impact of weak equity market conditions and net outflows within both institutional and retail activities. Distribution fees also declined as the impact of substantially lower mutual fund sales was partially offset by higher fees from variable annuity and variable life products, as well as greater limited partnership product sales. Other revenues increased 8 percent due to higher property-casualty and life insurance-related revenues coupled with higher financial planning and advice service fees.

In the following table, the Company presents AEFA's aggregate revenues for the quarters ended March 31, 2003 and 2002 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

One of the gross margin drivers for the AEFA business is the return on invested cash, primarily generated by sales of insurance, annuity and investment certificates, less provisions for losses and benefits on these products. These investments tend to be interest rate sensitive. Thus, GAAP revenues tend to be higher in periods of rising interest rates, and lower in times of decreasing interest rates. The same relationship is true of provisions for losses and benefits, only it is more accentuated period-to-period because rates credited to customers' accounts generally reset at shorter intervals than the change in yield on underlying investments. The Company presents this portion of the AEFA business on a net basis to eliminate potentially less informative comparisons of period-to-period changes in revenue and provisions for losses and benefits in light of the impact of these changes in interest rates.

                                                                  Three Months Ended March 31,
                                                            -----------------------------------------
(Millions)                                                      2003                    2002
                                                            ----------------      -------------------
Total GAAP revenues                                             $ 1,411                $ 1,434
  Less:  Provision for losses and benefits -
    Annuities                                                       273                    247
    Insurance                                                       192                    171
    Investment certificates                                          41                     52
                                                            ----------------      -------------------
      Total                                                         506                    470
                                                            ----------------      -------------------
Net revenues                                                    $   905                $   964
                                                            ================      ===================

The provision for losses and benefits for annuities increased 10 percent due to higher inforce levels and increased costs related to guaranteed minimum death benefits, partially offset by the benefit of lower crediting rates. Insurance provisions for losses and benefits increased 12 percent due to higher inforce levels and higher claims, partially offset by lower crediting rates. Investment certificate provisions for losses and benefits decreased 21 percent due to significantly lower crediting rates, partially offset by higher average reserve levels.

Human resources expense declined 4 percent reflecting lower field force compensation-related costs, the benefits of reengineering and cost-containment initiatives within the home office, where the average number of employees was down 8 percent, and the impact of technology and service-related outsourcing which transferred costs to other operating expenses. Other operating expenses increased 17 percent due to the impact of fewer capitalized costs, which is the result of the comprehensive review of DAC-related practices completed during the third quarter of 2002, as well as the impact of outsourcing agreements, which resulted in the transfer of costs from human resources, and a higher minority interest expense for premium deposits related to a joint venture with AEB.

DEFERRED ACQUISITION COSTS

AEFA's DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs, that have been deferred on the sale of annuity, insurance and certain mutual fund products. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis.

For annuity and insurance products, the projections underlying the amortization of DAC require the use of certain assumptions, including interest margins, mortality rates, persistency rates, maintenance expense levels and customer asset value growth rates for variable products. The customer asset value growth rate is the rate at which contract values are assumed to appreciate in the future. The rate is net of asset fees and anticipates a blend of equity and fixed income investments. Management routinely monitors a wide variety of trends in the business, including comparisons of actual and assumed experience. Management reviews and, where appropriate, adjusts its assumptions with respect to customer asset value growth rates on a quarterly basis.

Management monitors other principal DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period in which such changes are made.

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                          March 31,               December 31,
                                            2003                      2002
                                     --------------------     ---------------------
     (Millions)                          (Unaudited)
     Life and health insurance        $       1,660             $      1,654
     Annuities                                1,712                    1,656
     Other                                      447                      473
                                     --------------------     ---------------------
       Total                          $       3,819             $      3,783
                                     ====================     =====================

IMPACT OF RECENT MARKET-VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity market levels and other market-based events. Three areas in particular involve DAC, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of AEFA's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See AEFA's Liquidity and Capital Resources section of MD&A for a further discussion of structured investments.

Another area impacted by market-based events is guaranteed minimum death benefits (GMDB). The majority of the variable annuity contracts offered by AEFA contain GMDB provisions. The standard guaranteed minimum death benefit in the current "flagship" annuity offered by IDS Life and IDS Life of New York, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, AEFA currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended March 31, 2003 and 2002, were $12 million and $6 million, respectively. A proposed American Institute of Certified Public Accountants (AICPA) Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (the "Proposed SOP"), would require the recording of a liability for the expected net costs associated with these guarantees under certain circumstances, if adopted as proposed. The impact of the Proposed SOP, which is currently projected to be finalized in the second quarter of 2003, is currently being evaluated.

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent interest rates decline below the minimum, AEFA's spreads would be negatively affected.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)

                                      March 31,           December 31,        Percentage           March 31,         Percentage
                                         2003                 2002             Inc/(Dec)             2002             Inc/(Dec)
                                  -------------------   -----------------   ----------------   ------------------   --------------
                                     (Unaudited)                                                  (Unaudited)
Investments*                            $ 40.3                $ 38.2                5.6 %           $ 33.1                21.7 %
Separate account assets                 $ 21.3                $ 22.0               (3.3)            $ 27.2               (21.9)
Total assets                            $ 72.8                $ 73.7               (1.2)            $ 70.0                 4.1
Client contract reserves                $ 38.6                $ 37.3                3.4             $ 32.9                17.2
Total liabilities                       $ 66.5                $ 67.4               (1.4)            $ 64.7                 2.9
Total shareholder's equity              $  6.3                $  6.3                0.9             $  5.3                18.5
Return on average equity**                10.6%                 11.6%                 -                3.6%                 -

* Excludes cash, derivatives, short-term and other investments. ** Computed on a trailing 12-month basis excluding the effect on
     Shareholder's Equity of unrealized gains or losses related to SFAS No. 115 and SFAS No. 133.

Investments increased compared to March 31, 2002 primarily as a result of positive net cash flows and the impact of unrealized appreciation of the investment portfolio versus a year ago. At March 31, 2003, high-yield investments were 5 percent of the total investment portfolio, down from 6 percent at December 31, 2002 but consistent with March 31, 2002. Going forward, AEFA continues to target a high-yield level of approximately 7 percent of the investment portfolio.

AEFA holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs), some of which are also managed by AEFA. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2003, the carrying values of the CDO residual tranches and SLT notes were $21 million and $676 million, respectively. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, AEFA's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and SLTs is limited to the carrying value of such investments, they are volatile investments and have a substantial degree of risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount.
See Note 1 to the Consolidated Financial Statements.

During 2001 the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $905 million, into a securitization trust. In return, the Company received $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of March 31, 2003, the retained interests had a carrying value of $742 million, of which $517 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

Separate account assets decreased from the prior year as well as from December 31, 2002 due to market depreciation and net outflows.

Client contract reserves increased 17 percent when compared to March 31, 2002 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.


AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                         Three Months Ended
(Dollars in millions)                                         March 31,
                                                --------------------------------------       Percentage
                                                      2003                 2002               Inc/(Dec)
                                                ------------------   -----------------    ------------------
Net revenues:
  Interest income                               $       149          $       143                   4.6 %
  Interest expense                                       60                   58                   3.6
                                                ------------------   -----------------
    Net interest income                                  89                   85                   5.2
  Commissions and fees                                   55                   50                   8.5
  Foreign exchange income and other revenues             53                   43                  24.2
                                                ------------------   -----------------
    Total net revenues                                  197                  178                  10.7
                                                ------------------   -----------------
Expenses:
  Human resources                                        61                   55                   9.1
  Other operating expenses                               73                   62                  18.0
  Provision for losses                                   34                   41                 (17.0)
                                                ------------------   -----------------
    Total expenses                                      168                  158                   5.8
                                                ------------------   -----------------
Pretax income                                            29                   20                  50.7
Income tax provision                                     10                    7                  43.4
                                                ------------------   -----------------
Net income                                      $        19          $        13                  54.9
                                                ==================   =================

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

                                                                         Three Months Ended
  (Dollars in millions)                                                       March 31,
                                                                --------------------------------------       Percentage
                                                                      2003                 2002               Inc/(Dec)
                                                                ------------------   -----------------    ------------------
  Assets managed*/administered                                   $      13.1          $     11.8                 11.3 %
  Assets of non-consolidated joint ventures                      $       1.7          $      1.9                 (7.4)

  *  Includes assets managed by American Express Financial Advisors.

AEB reported net income of $19 million for the first quarter of 2003, up from $13 million for the same period a year ago. Net interest income rose 5 percent primarily due to lower funding costs and higher business volumes. Commissions and fees increased 9 percent primarily due to higher fees in the Financial Institutions Group and Private Banking, partially offset by reduced Corporate Banking activities. Foreign Exchange income and other revenues rose 24 percent due to higher foreign currency-related trading revenue, higher client activity in Private Banking and greater revenue from lower funding costs within the premium deposits joint venture with AEFA.

Combined human resources and other operating expenses rose 14 percent from a year ago, reflecting an increase in the average number of employees resulting from the 2002 purchase of the remaining 50% of AEB's Brazil joint venture, greater technology costs, employee merit increases and higher employee benefits and management incentive costs.

Provision for losses decreased 17 percent as bankruptcy related write-offs in the consumer lending portfolio in Hong Kong stabilized, although they still remain high relative to historical levels.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except where indicated)      March 31,      December 31,       Percentage       March 31,      Percentage
                                                     2003             2002           Inc/(Dec)          2002          Inc/(Dec)
                                                 --------------   --------------   ---------------   ------------   --------------
                                                  (Unaudited)                                        (Unaudited)
Total assets                                       $  13.1          $  13.2             (0.9)%         $  11.9           10.2 %
Total liabilities                                  $  12.2          $  12.3             (0.8)          $  11.1            9.5
Total shareholder's equity (millions)              $   918          $   947             (3.0)          $   767           19.7
Return on average common equity (A)                   12.1 %           11.5 %            -                (1.4)%           -
Return on average assets (B)                          0.71 %           0.67 %            -               (0.08)%           -
Total loans                                        $   5.7          $   5.6              2.2           $   5.3            8.9
Total non-performing loans (millions) (C)          $   106          $   119            (10.8)          $   128          (17.1)
Other non-performing assets (millions)             $    15          $    15             (0.5)          $     2              #
Reserve for credit losses (millions) (D)           $   155          $   158             (2.3)          $   160           (3.6)
Loan loss reserves as a
   percentage of total loans                           2.5 %            2.7 %            -                 2.9 %            -
Total personal financial services (PFS) loans      $   1.5          $   1.6             (4.7)          $   1.7          (10.4)
30+ days past due PFS loans as a
   percentage of total                                 5.0 %            5.4 %            -                 4.5 %            -
Deposits                                           $   9.5          $   9.5              -             $   8.2           15.6
Risk-based capital ratios:
   Tier 1                                             10.8 %           10.9 %            -                10.7 %            -
   Total                                              11.0 %           11.4 %            -                11.0 %            -
Leverage ratio                                         5.5 %            5.3 %            -                 5.2 %            -

# - Denotes a variance of more than 100%.

(A) Computed on a trailing 12-month basis excluding the effect on Shareholder's Equity of unrealized gains or losses related to SFAS No. 115 and SFAS No. 133.
(B) Computed on a trailing 12-month basis excluding the effect on total assets of unrealized gains or losses related to SFAS No. 115 and SFAS No. 133, to the extent they directly affect Shareholder's Equity.
(C) AEB defines non-performing loans as loans (other than smaller-balance homogeneous loans which may include, but are not limited to, consumer installment and residential mortgage loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined or when a loan becomes 120 or 180 days past due, depending on loan type.
(D)  Allocation (millions):

           Loans                                   $   145          $   151                            $   154
           Other assets, primarily foreign
               exchange and derivatives                  5                6                                  5
           Unfunded contingents                          5                1                                  1
                                                  -------------    -------------                      -----------
             Total reserve for credit losses       $   155          $   158                            $   160
                                                  =============    =============                      ===========

AEB had worldwide loans outstanding at March 31, 2003 of approximately $5.7 billion, up from $5.6 billion and $5.3 billion at December 31, 2002 and March 31, 2002, respectively. The increase since the first quarter of 2002 results from a $200 million decrease in corporate and other banking loans offset by a $200 million increase in consumer and private banking loans and a $400 million increase in financial institution loans. As of March 31, 2003, consumer and private banking loans comprised 65 percent of total loans as compared to 66 percent at both December 31, 2002 and March 31, 2002.

Total non-performing loans of $106 million at March 31, 2003 decreased from $119 million at December 31, 2002 and $128 million at March 31, 2002 as AEB continues to wind down its Corporate Banking business. The decreases reflect loan payments and write-offs, partially offset by net downgrades, mostly in Egypt and India.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.6 billion and $7.3 billion to AEB's credit exposures at March 31, 2003 and 2002, respectively. Included in these additional exposures are relatively lower risk cash and securities-related balances totaling $5.5 billion at March 31, 2003.


CORPORATE AND OTHER

Corporate and Other reported net expenses of $44 million for the three months ended March 31, 2003 and 2002. Included in the results for the three months ended March 31, 2002 is a $46 million ($39 million after-tax) preferred stock dividend based on earnings from Lehman Brothers which was offset by expenses for business building initiatives. This dividend related to a security that matured in May 2002.


OTHER REPORTING MATTERS
ACCOUNTING DEVELOPMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed in Note 1 to the Consolidated Financial Statements. The impact of adopting FIN 46 on the Consolidated Financial Statements is still being reviewed.

In April 2003, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company is currently evaluating the impact of adopting SFAS No. 149 on the Consolidated Financial Statements.

The AICPA has issued a proposed Statement of Position, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." See AEFA's Impact of Recent
Market-Volatility on Results of Operations section of MD&A for further discussion.


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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the Company's revenues; the Company's ability to grow its business and meet or exceed its return on equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability to increase investment spending, which will depend in part on the equity markets and other factors affecting revenues, and the ability to capitalize on such investments to improve business metrics; management of credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; the accuracy of certain critical accounting estimates, including the provision for credit losses in the Company's outstanding portfolio of loans and receivables, the fair value of the assets in the Company's investment portfolio (including those investments that are not readily marketable) and the provision for the cost of Membership Rewards(R); fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, management, distribution and other fees received based on the value of those assets, AEFA's ability to recover DAC, as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; potential deterioration in AEFA's high-yield and other investments, which could result in further losses in AEFA's investment portfolio; the ability of AEFA to sell certain high-yield investments at expected values and within anticipated timeframes and to maintain its high-yield portfolio at certain levels in the future; developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity (including adding new clients), increase the growth of productive new advisors and create efficiencies in the infrastructure; AEFA's ability to roll out new and attractive products in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary products; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the impact on the Company's businesses and uncertainty created by the September 11th terrorist attacks, and the potential negative effect on the Company's businesses and infrastructure, including information technology systems, of terrorist attacks or disasters in the future; the impact on the Company's businesses resulting from the recent war in Iraq and its aftermath and other geopolitical uncertainty; the Company's ability to recover under its insurance policies for losses resulting from the September 11th terrorist attacks; the overall level of consumer confidence; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new Cardholders, capture a greater share of existing Cardholders' spending, sustain premium discount rates, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the global network services business; the impact of severe acute respiratory syndrome (SARS) on consumer and business spending on travel; the ability to execute the Company's global corporate services strategy, including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the Company's purchasing card and other means, and further globalizing business capabilities; the ability to manage and expand Cardmember benefits, including Membership Rewards(R), in a cost effective manner; relationships with third-party providers of various computer systems and other services integral to the operations of the Company's businesses; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; successfully expanding the Company's on-line and off-line distribution channels and cross-selling financial, travel, card and other products and services to its customer base, both in the U.S. and internationally; effectively leveraging the Company's assets, such as its brand, customers and international presence, in the Internet environment; investing in and competing at the leading edge of technology across all businesses; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; increasing competition in all of the Company's major businesses; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including tax laws affecting the Company's businesses or that may affect the sales of the products and services that it offers, and regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection; the costs and integration of acquisitions; the adoption of recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations and secured loan trusts, mutual funds, hedge funds and limited partnerships that the Company manages and/or invests in, which could affect both the Company's balance sheet and results of operations; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY
Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in a number of legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's
         Annual Report on Form 10-K for the year ended December 31, 2002.


         On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action against American Express Company, American Express Travel Related Services Company, Inc. ("TRS") and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on the Optima line of credit cards and that AECB improperly applied credits for returned merchandise against Optima balance transfer balances. Lindmark asserted various claims including violation of the federal Truth in Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action sought statutory and actual damages, restitution and injunctive relief. Although the Company believed it had meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement to settle the lawsuit. On April 23, 2003 the court approved the proposed settlement filed by the parties. The settlement provides for certification of two classes. The first class, defined as the "finance charge" class, includes all customers who incurred finance charges between August 1994 and September 2002. The proposed settlement of the first class consists of a settlement fund in the amount of $15,950,000 that will be distributed on a pro rata basis to those class members who are entitled to a refund. The second class, defined as the "delayed notice" class, includes all customers who did not receive change in terms notices and who, as a result, incurred increased charges between September 2001 and September 2002. In April 2003, these class members received a refund of charges affected by the terms changes that were incurred during the class period. The Company has made appropriate reserves for the settlement amounts.

         In late March 2003, a purported class action, captioned ENVIRONMENTAL LAW FOUNDATION, ET AL. V. AMERICAN EXPRESS COMPANY, ET AL., was filed in the Alameda County Superior Court for the State of California by plaintiffs Environmental Law Firm, Wray Maracle and Helen Maracle. In the complaint, the plaintiffs assert two causes of action for violation of California's Unfair Competition Law, California Business and Professions Code Section 17200, et seq., and the California Consumer Legal Remedies Act, California Civil Code Section 1750, et seq., against the Company and TRS. The plaintiffs allege that the defendants purportedly failed to disclose a transaction fee that is assessed on purchases of goods and/or services in a foreign currency and further allege that the defendants include in their cardmember agreements unconscionable and unlawful arbitration provisions. Based on these allegations, the plaintiffs seek injunctive relief, restitution, disgorgement, compensatory and exemplary damages and attorneys' fees and costs. Initially the complaint was filed on behalf of a putative California class. In May 2003, the complaint was amended to allege a purported nation-wide class.

         In May 2003, a purported class action, captioned WICK V. AMERICAN EXPRESS COMPANY, AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. AND AMERICAN EXPRESS CENTURION BANK, was filed in the Circuit Court of Cook County, Illinois County Department, Chancery Division. In the complaint, the plaintiffs assert causes of action for violations of Illinois Cardholder Fraud and Deceptive Practices Act and for "unjust enrichment." The plaintiffs allege that the defendants failed to disclose a transaction fee that is assessed on purchases of goods and/or services in a foreign currency and further allege that the defendants include in their cardmember agreements unconscionable and unlawful arbitration provisions. Based on these allegations, the plaintiffs seek injunctive relief, restitution, disgorgement, compensatory and exemplary damages and attorneys' fees and costs on their own behalf and on behalf of a putative nationwide class of American Express cardholders "excluding those in the State of California."

         In April 2003, a purported class action, captioned FAULKNER V. AMERICAN EXPRESS TRAVEL RELATED SERVICES CO. INC. ET AL., was filed against the Company and TRS in the Circuit Court, Third Judicial Circuit, Madison County, Illinois. The plaintiff alleges that the Company wrongfully collected conversion fees assessed on transactions made in a foreign currency. The complaint alleges causes of actions for unjust enrichment, breach of contract and statutory fraud under the Illinois Consumer Fraud Act.
         The plaintiff is seeking an unspecified amount of damages. The defendants have not yet been served with the complaint relating to the action.

         In May 2003, a purported class action, captioned FUENTES V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. AND AMERICAN EXPRESS COMPANY, was filed in State District Court, Hidalgo, Texas. The plaintiff alleges that the defendants wrongfully collected conversion fees assessed on transactions made in foreign currency. The complaint alleges causes of action for unjust enrichment and breach of contract. The plaintiff is seeking an unspecified amount of damages.

         In late April 2003, a purported class action, captioned LORRAINE
         L. OSBORNE V. ADC TELECOMMUNICATIONS, INC. ET AL., was filed in the United States District Court, District of Minnesota. The action names American Express Trust Co. ("AETC"), a wholly-owned subsidiary of the Company, as a defendant in relation to AETC's role as directed trustee of the retirement savings plan of ADC Telecommunications (the "ADC Retirement Plan"). The complaint alleges that AETC breached fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended (ERISA), in relation to the retention of ADC common stock in the ADC Retirement Plan. The complaint seeks certification of a class of all participants who held ADC common stock in accounts in the ADC Retirement Plan during the period from November 2, 2000 to the present. Based on these allegations, the plaintiffs seek injunctive relief, restitution, unspecified monetary damages and attorneys' fees and costs.

         In early May 2003, a purported class action, captioned PHUONG CORP. ET AL. V. AMERICAN EXPRESS COMPANY ET AL., was filed in the United States District Court for the Eastern District of New York against the Company and one of its subsidiaries. The plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and "debit cards." The plaintiffs seek injunctive relief and an unspecified amount of damages.


Item 2.  Change in Securities and Use of Proceeds

         (c) In August 1999 and March 2000, the Company entered into agreements under which a financial institution purchased an aggregate 29.5 million shares of the Company's common stock at an average purchase price of $50.41 per share. The agreements provided that, upon their termination, the Company would be required to deliver an amount equal to the original purchase price for the shares less any prepayments. Under the agreements, the Company could elect to settle this amount at any time (i) physically, by paying cash against delivery of the shares held by the financial institution or (ii) on a net cash or net share basis. During the term of these agreements, the Company, on a monthly basis, either issued shares to or received shares from the financial institution so that the value of the remaining shares held by the financial institution is equal to the aggregate outstanding amount. The Company could prepay outstanding amounts at any time. In the first quarter of 2001, the Company elected to prepay $350 million of the aggregate outstanding amount. In October and December 2002, the Company elected to prepay an additional $200 million and $400 million, respectively, of the aggregate outstanding amount.

              In connection with these agreements, during the first quarter of 2003, the Company issued an aggregate of 786,906 common shares in March and April 2003 in respect of the monthly settlements for February and March 2003. In addition, during the first quarter of 2003, an aggregate 58,627 shares were returned to the Company in February 2003 in respect of the monthly settlement for January 2003. In addition, on March 26, 2003, the Company prepaid an additional $200 million of the aggregate outstanding amount, which resulted in the return to the Company of an aggregate 5,969,258 shares, and resulted in a net return to the Company of 5,240,979 common shares during the first quarter.

              The Company has given notice that it intends to repay the remaining balance of $335 million under the agreements and terminate the agreements, which is expected to take place on May 16, 2003, and will result in the return to the Company of approximately 8.9 million shares.

              The issuances of common shares described above were exempt from registration under the Securities Act of 1933 pursuant to
              Section 4(2) thereof, as a transaction not involving a public offering.

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's annual meeting of shareholders was held on April 28, 2003. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                               Votes             Votes             Votes                                Broker
                                                For             Against          Withheld          Abstentions        Non-Votes
                                           --------------     -------------    --------------     --------------     -------------
Ratification of Ernst & Young LLP's
  selection as independent auditors        1,114,086,271       22,512,147                 -         11,635,392                 0

Shareholder proposal relating to the
  establishment of six-year term
  limits for directors                        28,849,172      924,370,359                 -         17,435,973       177,578,306

Shareholder proposal relating to the
  prohibition of any stock options
  for senior management                       43,536,229      909,302,372                 -         17,816,904       177,578,305

Shareholder proposal calling for
  options to be granted at the
  Company's highest historical
  stock price and imposing a
  buyback provision on such options           32,191,943      918,841,121                 -         19,622,440       177,578,306

Election of Directors:
D.F. Akerson                               1,124,438,036                -        23,795,774                  -                 -
C. Barshefsky                              1,119,130,374                -        29,103,436                  -                 -
W.G. Bowen                                 1,124,498,696                -        23,735,114                  -                 -
K.I. Chenault                              1,120,608,576                -        27,625,234                  -                 -
P.R. Dolan                                 1,103,381,272                -        44,852,538                  -                 -
F.R. Johnson                               1,122,066,508                -        26,167,302                  -                 -
V.E. Jordan, Jr.                           1,106,508,416                -        41,725,394                  -                 -
J. Leschly                                 1,104,753,168                -        43,480,642                  -                 -
R.A. McGinn                                1,033,276,187                -       114,957,623                  -                 -
F.P. Popoff                                1,095,728,495                -        52,505,315                  -                 -
R.D. Walter                                1,124,694,644                -        23,539,166                  -                 -


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

             Form 8-K, dated March 6, 2003, Item 9, reporting on the posting on the Company's website of the Company's 2002 Annual Report to Shareholders.

             Form 8-K, dated April 9, 2003, Item 9, reporting on a purported class action filed against American Express Company and one of its subsidiaries in the Alameda County Superior Court for the State of California in which the plaintiffs assert two causes of action for violation of certain sections of California's Unfair Competition Law and the California Consumer Legal Remedies Act.

             Form 8-K, dated April 24, 2003, Items 7, 9 and 12, reporting the Company's earnings for the quarter ended March 31, 2003 and including a 2003 First Quarter Earnings Supplement.

             Form 8-K, dated April 30, 2003, Item 9, reporting on the posting on the Company's website of supplemental financial information about certain subsidiaries and business units of the Company for the year ended December 31, 2002.

                                  SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMERICAN EXPRESS COMPANY
                                                (Registrant)




         Date:  May 15, 2003              By  /s/ Gary L. Crittenden
                                              -------------------------------
                                              Gary L. Crittenden
                                              Executive Vice President and
                                              Chief Financial Officer




         Date:  May 15, 2003              By  /s/ Thomas A. Iseghohi
                                              -------------------------------
                                              Thomas A. Iseghohi
                                              Senior Vice President and
                                              Comptroller
                                              (Principal Accounting Officer)

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

Date:  May 15, 2003
                                        /s/ Kenneth I. Chenault
                                        --------------------------
                                        Kenneth I. Chenault
                                        Chief Executive Officer

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

Date:  May 15, 2003
                                          /s/ Gary L. Crittenden
                                          --------------------------
                                          Gary L. Crittenden
                                          Chief Financial Officer

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:


EXHIBIT                                 DESCRIPTION
-------                                 -----------

10.1        American Express Company 2003 Share Equivalent Unit Plan for
            Directors.

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