Form 10-Q
period 2003-06-30
AMERICAN EXPRESS CO
filed 2003-08-14
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)

              NEW YORK                                13-4922250
-----------------------------------    ---------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY            10285
------------------------------------------------------       -----------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code (212) 640-2000

                                   NONE
  ----------------------------------------------------------------------------
  Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.                 Yes /X/ No/ /

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).                    Yes /X/ No/ /

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                            Outstanding at July 31, 2003
---------------------------------------------     ----------------------------
  Common Shares (par value $.20 per share)            1,287,053,492 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                 Page No.
                                                                                                 --------
Part I.          Financial Information:

                 Item 1.  Financial Statements

                          Consolidated Statements of Income - Three months
                          ended June 30, 2003 and 2002                                                 1

                          Consolidated Statements of Income - Six months
                          ended June 30, 2003 and 2002                                                 2

                          Consolidated Balance Sheets - June 30, 2003 and
                          December 31, 2002                                                            3

                          Consolidated Statements of Cash Flows - Six
                          months ended June 30, 2003 and 2002                                          4

                          Notes to Consolidated Financial Statements                              5 - 10

                          Independent Accountants' Review Report                                      11

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                    12 - 36

                 Item 4.  Controls and Procedures                                                     37

Part II.         Other Information                                                                    39

                 Item 1.  Legal Proceedings                                                           39

                 Item 2.  Change in Securities and Use of Proceeds                                    42

                 Item 4.  Submission of Matters to a Vote of Security Holders                         42

                 Item 6.  Exhibits and Reports on Form 8-K                                            43

                 Signatures                                                                           44

                 Exhibit Index                                                                       E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                                      Three Months Ended
                                                                                                           June 30,
                                                                                             --------------------------------------
                                                                                                   2003                 2002
                                                                                             -----------------    -----------------
Revenues:
   Discount revenue                                                                          $           2,152    $           1,997
   Interest and dividends, net                                                                             780                  658
   Management and distribution fees                                                                        569                  609
   Cardmember lending net finance charge revenue                                                           442                  411
   Net card fees                                                                                           455                  429
   Travel commissions and fees                                                                             373                  369
   Other commissions and fees                                                                              479                  480
   Insurance and annuity revenues                                                                          341                  311
   Securitization income, net                                                                              386                  354
   Other                                                                                                   379                  327
                                                                                             -----------------    -----------------
     Total                                                                                               6,356                5,945
                                                                                             -----------------    -----------------

Expenses:
   Human resources                                                                                       1,576                1,454
   Provisions for losses and benefits:
     Annuities and investment certificates                                                                 339                  277
     Life insurance, international banking and other                                                       253                  257
     Charge card                                                                                           205                  280
     Cardmember lending                                                                                    278                  290
   Marketing, promotion, rewards and cardmember services                                                   944                  775
   Professional services                                                                                   527                  484
   Occupancy and equipment                                                                                 379                  328
   Interest                                                                                                231                  277
   Communications                                                                                          130                  128
   Restructuring charges                                                                                    --                   (6)
   Disaster recovery charge                                                                                 --                   (7)
   Other                                                                                                   397                  447
                                                                                             -----------------    -----------------
     Total                                                                                               5,259                4,984
                                                                                             -----------------    -----------------

Pretax income                                                                                            1,097                  961
Income tax provision                                                                                       335                  278
                                                                                             -----------------    -----------------

Net income                                                                                   $             762    $             683
                                                                                             =================    =================

Earnings per common share:
   Basic                                                                                     $            0.59    $            0.52
                                                                                             =================    =================
   Diluted                                                                                   $            0.59    $            0.51
                                                                                             =================    =================

Average common shares outstanding for
 earnings per common share:
   Basic                                                                                                 1,283                1,325
                                                                                             =================    =================
   Diluted                                                                                               1,295                1,341
                                                                                             =================    =================

Cash dividends declared per common share                                                     $            0.10    $            0.08
                                                                                             =================    =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                                        Six Months Ended
                                                                                                            June 30,
                                                                                              --------------------------------------
                                                                                                    2003                2002
                                                                                              -----------------   ------------------
Revenues:
   Discount revenue                                                                           $           4,128   $           3,842
   Interest and dividends, net                                                                            1,547               1,416
   Management and distribution fees                                                                       1,089               1,206
   Cardmember lending net finance charge revenue                                                            950                 860
   Net card fees                                                                                            906                 852
   Travel commissions and fees                                                                              713                 697
   Other commissions and fees                                                                               976                 933
   Insurance and annuity revenues                                                                           655                 598
   Securitization income, net                                                                               641                 585
   Other                                                                                                    774                 715
                                                                                              -----------------   -----------------
     Total                                                                                               12,379              11,704
                                                                                              -----------------   -----------------

Expenses:
   Human resources                                                                                        3,066               2,932
   Provisions for losses and benefits:
     Annuities and investment certificates                                                                  653                 576
     Life insurance, international banking and other                                                        510                 519
     Charge card                                                                                            413                 532
     Cardmember lending                                                                                     609                 636
   Marketing, promotion, rewards and cardmember services                                                  1,719               1,492
   Professional services                                                                                  1,025                 876
   Occupancy and equipment                                                                                  717                 697
   Interest                                                                                                 461                 548
   Communications                                                                                           261                 252
   Restructuring charges                                                                                     --                 (19)
   Disaster recovery charge                                                                                  --                  (7)
   Other                                                                                                    852                 851
                                                                                              -----------------   -----------------
     Total                                                                                               10,286               9,885
                                                                                              -----------------   -----------------

Pretax income                                                                                             2,093               1,819
Income tax provision                                                                                        639                 518
                                                                                              -----------------   -----------------

Net income                                                                                    $           1,454   $           1,301
                                                                                              =================   =================

Earnings per common share:
   Basic                                                                                      $            1.13   $            0.98
                                                                                              =================   =================
   Diluted                                                                                    $            1.12   $            0.97
                                                                                              =================   =================

Average common shares outstanding for
 earnings per common share:
   Basic                                                                                                  1,290               1,325
                                                                                              =================   =================
   Diluted                                                                                                1,300               1,338
                                                                                              =================   =================

Cash dividends declared per common share                                                      $            0.18   $            0.16
                                                                                              =================   =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                                                June 30,            December 31,
                                                                                                  2003                  2002
                                                                                            -----------------    ------------------
                                                                                               (Unaudited)
ASSETS
Cash and cash equivalents                                                                   $           6,689    $           10,288
Accounts receivable and accrued interest:
   Cardmember receivables, less reserves: 2003, $943; 2002, $930                                       25,073                25,403
   Other receivables, less reserves: 2003, $13; 2002, $28                                               4,240                 3,684
Investments                                                                                            56,312                53,638
Loans:
   Cardmember lending, less reserves: 2003, $1,017; 2002, $1,030                                       21,527                21,574
   International banking, less reserves: 2003, $141; 2002, $151                                         5,703                 5,466
   Other, net                                                                                             691                   782
Separate account assets                                                                                24,051                21,981
Deferred acquisition costs                                                                              3,996                 3,908
Land, buildings and equipment - at cost, less accumulated
   depreciation: 2003, $2,726; 2002, $2,603                                                             3,036                 2,979
Other assets                                                                                            7,725                 7,550
                                                                                            -----------------    ------------------
   Total assets                                                                             $         159,043    $          157,253
                                                                                            =================    ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                                         $          19,153    $           18,317
Travelers Cheques outstanding                                                                           6,779                 6,623
Accounts payable                                                                                        7,176                 9,235
Insurance and annuity reserves:
   Fixed annuities                                                                                     25,892                23,411
   Life and disability policies                                                                         5,436                 5,272
Investment certificate reserves                                                                         8,868                 8,666
Short-term debt                                                                                        16,626                21,103
Long-term debt                                                                                         17,736                16,308
Separate account liabilities                                                                           24,051                21,981
Guaranteed preferred beneficial interests in the Company's junior
   subordinated deferrable interest debentures                                                            502                   511
Other liabilities                                                                                      12,332                11,965
                                                                                            -----------------    ------------------
   Total liabilities                                                                                  144,551               143,392
                                                                                            -----------------    ------------------

Shareholders' equity:
   Common shares, $.20 par value, authorized 3.6 billion shares;
     issued and outstanding 1,286 million shares in 2003 and
     1,305 million shares in 2002                                                                         257                   261
   Capital surplus                                                                                      5,774                 5,675
   Retained earnings                                                                                    7,920                 7,606
   Other comprehensive income (loss), net of tax:
     Net unrealized securities gains                                                                    1,398                 1,104
     Net unrealized derivatives losses                                                                   (616)                 (538)
     Foreign currency translation adjustments                                                            (192)                 (198)
     Minimum pension liability                                                                            (49)                  (49)
                                                                                            -----------------    ------------------
   Accumulated other comprehensive income                                                                 541                   319
                                                                                            -----------------    ------------------
     Total shareholders' equity                                                                        14,492                13,861
                                                                                            -----------------    ------------------
   Total liabilities and shareholders' equity                                               $         159,043    $          157,253
                                                                                            =================    ==================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                                         Six Months Ended
                                                                                                             June 30,
                                                                                             --------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES                                                                   2003                 2002
                                                                                             ------------------    ----------------
Net income                                                                                   $            1,454    $          1,301
Adjustments to reconcile net income
   to net cash (used in) provided by operating activities:
      Provisions for losses and benefits                                                                  1,280               1,563
      Depreciation, amortization, deferred taxes and other                                                  185                 210
      Non-cash portion of restructuring charges                                                              --                 (19)
      Non-cash portion of disaster recovery charges                                                          --                  (7)
      Changes in operating assets and liabilities, net of
       effects of acquisitions and dispositions:
        Accounts receivable and accrued interest                                                           (881)                323
        Other assets                                                                                       (765)                212
        Accounts payable and other liabilities                                                           (1,757)                739
      Increase in Travelers Cheques outstanding                                                             152                 402
      Increase in insurance reserves                                                                        122                 130
                                                                                             ------------------    ----------------
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES                                                        (210)              4,854
                                                                                             ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                                       8,208               4,895
Maturity and redemption of investments                                                                    6,997               4,104
Purchase of investments                                                                                 (16,871)             (9,293)
Net increase in cardmember loans/receivables                                                             (1,559)             (1,523)
Cardmember loans/receivables sold to trust, net                                                           1,384               4,524
Loan operations and principal collections, net                                                             (275)               (291)
Purchase of land, buildings and equipment                                                                  (317)               (372)
Sale of land, buildings and equipment                                                                         6                  72
Acquisitions, net of cash acquired                                                                          (51)                (25)
                                                                                             ------------------    ----------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                                                      (2,478)              2,091
                                                                                             ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customers' deposits                                                              659              (1,310)
Sale of annuities and investment certificates                                                             6,335               3,020
Redemption of annuities and investment certificates                                                      (3,610)             (2,029)
Net decrease in debt with maturities of three months or less                                             (3,307)            (10,341)
Issuance of debt                                                                                          9,104              12,962
Principal payments on debt                                                                               (8,913)             (7,510)
Issuance of American Express common shares                                                                  122                 114
Repurchase of American Express common shares                                                               (986)                (79)
Dividends paid                                                                                             (213)               (215)
                                                                                             ------------------    ----------------
NET CASH USED IN FINANCING ACTIVITIES                                                                      (809)             (5,388)
                                                                                             ------------------    ----------------

Effect of exchange rate changes on cash                                                                    (102)                124
                                                                                             ------------------    ----------------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                                     (3,599)              1,681

Cash and cash equivalents at beginning of period                                                         10,288               7,222
                                                                                             ------------------    ----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                   $            6,689    $          8,903
                                                                                             ==================    ================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 2002. Certain reclassifications of prior period amounts including those relating to securitization activity, other revenues and other expenses have been made to conform to the current presentation.

   Cardmember lending net finance charge revenue is presented net of interest expense of $115 million and $127 million for the three months ended June 30, 2003 and 2002, respectively, and $244 million and $254 million for the six months ended June 30, 2003 and 2002, respectively. Interest and dividends is presented net of interest expense of $58 million and $62 million for the three months ended June 30, 2003 and 2002, respectively, and $119 million and $123 million for the six months ended June 30, 2003 and 2002, respectively, related primarily to the Company's international banking operations.

   At June 30, 2003 and December 31, 2002, cash and cash equivalents included $1.2 billion and $1.1 billion, respectively, segregated in special bank accounts for the benefit of customers.

   At June 30, 2003 and December 31, 2002, accounts receivable and accrued interest included $4.0 billion and $5.1 billion, respectively, of cardmember receivables which have been securitized through the issuance of trust certificates.

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

   RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted the provisions of SFAS No. 143 on January 1, 2003; the impact on the Company's financial statements was immaterial.

   In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). The accounting provisions and expanded disclosure requirements for VIEs were effective at inception for VIEs created after January 31, 2003, and are effective for reporting periods beginning after June 15, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or,
   (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities;
   (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return. The entities primarily impacted by FIN 46 relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are both managed and partially owned in the Company's American Express Financial Advisors (AEFA) operating segment. FIN 46 does not impact the accounting for qualified special purpose entities as defined by SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Debt," such as the Company's credit card securitizations, as well as the CDO securitization trust established in 2001 where the

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   Company's retained interest in the trust had a carrying value of $712 million at June 30, 2003, of which $529 million is considered investment grade.

   The CDO entities impacted by FIN 46 contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. AEFA manages the portfolios of high-yield bonds and loans for the benefit of CDO debt held by investors and often retains an interest in the residual and rated debt tranches of the CDO structures. The SLTs provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are generally managed by the Company.

   Detailed interpretations of FIN 46 continue to emerge and, accordingly, the Company is still in the process of evaluating its impact. Preliminary estimates are that the consolidation of these and other VIE entities could result in a cumulative effect of accounting change that will reduce reported third quarter 2003 net income through a non-cash charge of approximately $150 million ($230 million pretax) with the consolidation of up to $2.0 billion of related assets. Substantially all of the charge relates to the CDOs. Taken together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pretax loss as a result of its investment in these entities is represented by the carrying values at June 30, 2003. Those carrying values include CDO residual tranches having an adjusted cost basis of $18 million and SLTs having an adjusted cost basis of $670 million.

   The initial charge related to the application of FIN 46 for CDOs and SLTs will have no cash flow effect on the Company. Future valuation adjustments specifically related to the application of FIN 46 to the CDOs are also non-cash items, and will be reflected in the Company's quarterly results until maturity. The Company expects these aggregate gains or losses related to CDOs, including the July 1, 2003 implementation charge, to reverse themselves over time as the structures mature, because the debt issued to the investors in the CDOs is non-recourse to the Company, and further reductions in the value of the related assets will be absorbed by the third party investors. To the extent losses are incurred in the SLT portfolio, future charges could be incurred under FIN 46.

   In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by AEFA. SOP 03-1 is required to be adopted on January 1, 2004.

2. STOCK-BASED COMPENSATION

   At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2002 Annual Report to Shareholders. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Prior to the adoption of the fair value recognition provisions of SFAS No. 123 in 2003, no employee compensation cost was recorded in net income for stock options granted, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and six months ended June 30, 2003, the Company expensed $6 million and $10 million after-tax, respectively, related to stock options granted in 2003.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended APB Opinion 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per common

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

   share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three and six-month periods ended June 30, 2003 and 2002:

                                                                      Three Months Ended                  Six Months Ended
   (Millions, except per share amounts)                                    June 30,                           June 30,
                                                             ---------------------------------    ---------------------------------
                                                                  2003                2002            2003               2002
                                                             ---------------    --------------    --------------    ---------------
   Net income as reported                                    $           762    $          683    $        1,454    $         1,301
    Add:  Stock-based employee compensation included
     in reported net income, net of related tax effects                   21                 7                38                 10
    Deduct:  Total stock-based employee compensation
     expense determined under fair value based
     method, net of related tax effects                                  (89)              (90)             (173)              (175)
                                                             ---------------    --------------    --------------    ---------------
   Pro forma net income                                      $           694    $          600    $        1,319    $         1,136
                                                             ===============    ==============    ==============    ===============
   Basic EPS:
    As reported                                              $          0.59    $         0.52    $         1.13    $          0.98
    Pro forma                                                $          0.54    $         0.45    $         1.02    $          0.86
   Diluted EPS:
    As reported                                              $          0.59    $         0.51    $         1.12    $          0.97
    Pro forma                                                $          0.54    $         0.45    $         1.01    $          0.85

3. INVESTMENT SECURITIES

   The following is a summary of investments at June 30, 2003 and December 31, 2002:

                                                                                          June 30,                  December 31,
                                                                                            2003                        2002
                                                                                    --------------------       ---------------------
   (Millions)                                                                                                        (Audited)
   Available-for-Sale, at fair value
     (cost: 2003, $49,204; 2002, $47,321)                                           $             51,469       $              49,102
   Investment loans, at cost
     (fair value: 2003, $4,285; 2002, $4,405)                                                      3,841                       3,981
   Trading                                                                                         1,002                         555
                                                                                    --------------------       ---------------------
     Total                                                                          $             56,312       $              53,638
                                                                                    ====================       =====================

   Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $68 million and $62 million for the three months ended June 30, 2003 and 2002, respectively, of which $63 million and $57 million, respectively, related to AEFA. Gross realized losses on sales of securities classified as Available-for-Sale were $13 million and $14 million for the same periods, all of which related to AEFA. The Company also recognized other-than-temporary impairment losses on AEFA's Available-for-Sale securities of $45 million and $108 million for the three months ended June 30, 2003 and 2002, respectively.

   Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $265 million and $115 million for the six months ended June 30, 2003 and 2002, respectively, of which $249 million and $100 million, respectively, related to AEFA. Gross realized losses on sales of securities classified as Available-for-Sale were $63 million and $47 million for the same periods, of which $62 million and $45 million, respectively, related to AEFA. The Company also recognized other-than-temporary impairment losses on AEFA's Available-for-Sale securities of $158 million and $117 million for the six months ended June 30, 2003 and 2002, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4. GUARANTEES

   The Company, through its Travel Related Services (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business. In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees as of June 30, 2003 would not exceed $82 billion. The total amount of related liability accrued at June 30, 2003 for such programs was $328 million, which management believes to be adequate based on historical experience. The Company has minimal collateral or other recourse provisions related to these guarantees.

   The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business, including financial letters of credit, performance guarantees and financial guarantees, among others. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. Virtually all of these guarantees are collateralized or supported by other types of recourse provisions (i.e., pledged assets, primarily comprised of cash and time deposits, and counter-guarantees). The following table provides information related to such guarantees as of June 30, 2003:

                                                                                            Maximum amount
   (Millions)                                                                              of undiscounted         Amount of related
   Type of Guarantee:                                                                      future payments             liability
                                                                                        ---------------------      -----------------
     Financial letters of credit                                                        $                 182      $             1.1
     Performance guarantees                                                                               137                    0.6
     Financial guarantees                                                                                 618                    0.5
                                                                                        ---------------------      -----------------
       Total                                                                            $                 937      $             2.2
                                                                                        =====================      =================

5. COMPREHENSIVE INCOME

   Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2003 and 2002 were as follows:

                                                           Three Months Ended June 30,               Six Months Ended June 30,
                                                     ------------------------------------       -----------------------------------
   (in millions)                                          2003                2002                   2003                2002
                                                     ---------------     ----------------       ---------------     ---------------
   Net income                                        $           762     $            683       $         1,454     $         1,301
   Change in:
     Net unrealized securities gains                             294                  432                   294                 248
     Net unrealized derivative losses                            (99)                (104)                  (78)                (28)
     Foreign currency translation adjustments                     27                  (76)                    6                 (79)
                                                     ---------------     ----------------       ---------------     ---------------
   Total                                             $           984     $            935       $         1,676     $         1,442
                                                     ===============     ================       ===============     ===============

6. TAXES AND INTEREST

   Net income taxes paid during the six months ended June 30, 2003 and 2002 were approximately $756 million and $432 million, respectively. Interest paid during both of the six months ended June 30, 2003 and 2002 was $0.8 billion.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7. EARNINGS PER COMMON SHARE

   The computations of basic and diluted EPS for the three and six months ended June 30, 2003 and 2002 are as follows:

                                                            Three Months Ended June 30,               Six Months Ended June 30,
                                                       ------------------------------------      -----------------------------------
   (in millions, except per share amounts)                  2003                 2002                 2003                2002
                                                       ----------------     ---------------      ---------------     ---------------
   Numerator: Net income                               $            762     $           683      $         1,454     $         1,301
   Denominator:
     Basic:  Weighted-average shares outstanding
       during the period                                          1,283               1,325                1,290               1,325
     Add:  Dilutive effect of stock options and
       restricted stock awards                                       12                  16                   10                  13
                                                       ----------------     ---------------      ---------------     ---------------
     Diluted                                                      1,295               1,341                1,300               1,338

   Basic EPS                                           $           0.59     $          0.52      $          1.13     $          0.98
   Diluted EPS                                         $           0.59     $          0.51      $          1.12     $          0.97

   Stock options having an exercise price greater than the average market price of the Company's common shares for each period presented are excluded from the computation of EPS, because the effect would be antidilutive. The number of these excluded stock options for the three months ended June 30, 2003 and 2002 was 103 million and 77 million, respectively. The number of these excluded stock options for the six months ended June 30, 2003 and 2002 was 108 million and 87 million, respectively.

8. SEGMENT INFORMATION

   The Company is principally engaged in providing travel related, financial advisory and international banking services throughout the world. TRS' products and services include, among others, charge cards, cardmember lending products, Travelers Cheques, and corporate and consumer travel services. AEFA's services and products include financial planning and advice, investment advisory services and a variety of products, including insurance and annuities, investment certificates and mutual funds. AEB's products and services include providing private banking, personal financial services and financial institution services, global trading and corporate banking. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

   The following tables present the results for these operating segments, based on management's internal reporting structure, for the three and six months ended June 30, 2003 and 2002. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as on a GAAP basis. See TRS Results of Operations section of MD&A for further information regarding the effect of securitizations on the financial statements. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                 Three Months Ended                                   Six Months Ended
REVENUES (GAAP BASIS)                                 June 30,                                            June 30,
                                     ------------------------------------------          ------------------------------------------
(in millions)                              2003                    2002                         2003                   2002
                                     ------------------     -------------------          -------------------     ------------------
Travel Related Services              $            4,734     $             4,462          $             9,220     $            8,661
American Express
  Financial Advisors                              1,496                   1,351                        2,907                  2,785
American Express Bank                               200                     180                          397                    358
Corporate and Other                                 (74)                    (48)                        (145)                  (100)
                                     ------------------     -------------------          -------------------     ------------------
Total                                $            6,356     $             5,945          $            12,379     $           11,704
                                     ==================     ===================          ===================     ==================

                                                 Three Months Ended                                   Six Months Ended
NET REVENUES (MANAGED BASIS)                          June 30,                                            June 30,
                                     ------------------------------------------          ------------------------------------------
(in millions)                              2003                    2002                         2003                   2002
                                     ------------------     -------------------          -------------------     ------------------
Travel Related Services              $            4,950     $             4,655          $             9,700     $            9,107
American Express
  Financial Advisors                                970                     893                        1,875                  1,857
American Express Bank                               200                     180                          397                    358
Corporate and Other                                 (74)                    (48)                        (145)                  (100)
                                     ------------------     -------------------          -------------------     ------------------
Total                                $            6,046     $             5,680          $            11,827     $           11,222
                                     ==================     ===================          ===================     ==================

                                                 Three Months Ended                                   Six Months Ended
PRETAX INCOME (LOSS)                                  June 30,                                            June 30,
                                     ------------------------------------------          ------------------------------------------
(in millions)                              2003                    2002                         2003                   2002
                                     ------------------     -------------------          -------------------     ------------------
Travel Related Services              $              937     $               822          $             1,795     $            1,488
American Express
  Financial Advisors                                209                     202                          387                    454
American Express Bank                                39                      27                           68                     47
Corporate and Other                                 (88)                    (90)                        (157)                  (170)
                                     ------------------     -------------------          -------------------     ------------------
Total                                $            1,097     $               961          $             2,093     $            1,819
                                     ==================     ===================          ===================     ==================

                                                 Three Months Ended                                   Six Months Ended
NET INCOME (LOSS)                                     June 30,                                            June 30,
                                     ------------------------------------------          ------------------------------------------
(in millions)                              2003                    2002                         2003                   2002
                                     ------------------     -------------------          -------------------     ------------------
Travel Related Services              $              634     $               565          $             1,218     $            1,032
American Express
  Financial Advisors                                157                     145                          290                    327
American Express Bank                                27                      18                           46                     31
Corporate and Other                                 (56)                    (45)                        (100)                   (89)
                                     ------------------     -------------------          -------------------     ------------------
Total                                $              762     $               683          $             1,454     $            1,301
                                     ==================     ===================          ===================     ==================

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of June 30, 2003 and the related consolidated statements of income for the three and six-month periods ended June 30, 2003 and 2002 and the consolidated statements of cash flows for the six-month periods ended June 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

New York, New York
August 11, 2003

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

The Company follows accounting principles generally accepted in the United States (GAAP). In addition to information provided on a GAAP basis, the Company discloses certain data on a "managed basis." These data, which should be read only as a supplement to GAAP information, assume there have been no securitization transactions at Travel Related Services (TRS), i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statement. In addition, revenues are considered net of American Express Financial Advisors' (AEFA) provisions for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses. See the TRS and AEFA Results of Operations sections for further discussion of and reasons for this approach. Certain reclassifications of prior period amounts relating to securitization activity, other revenues and other expenses have been made to conform to the current presentation. Management believes this presentation better emphasizes various revenue and expense impacts to the Company and is more consistent with industry practice. See Exhibit 99.1 for further details.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

The Company's consolidated net income rose 11 percent to $762 million for the three-month period ended June 30, 2003 as compared to a year ago. Diluted earnings per share (EPS) rose 16 percent to $0.59. On a trailing 12-month basis, return on average shareholders' equity was 20.1 percent.

Consolidated revenues for the three months ended June 30, 2003 were $6.4 billion, up 7 percent from $5.9 billion in the same period a year ago reflecting 6 percent growth at TRS and 11 percent growth at both AEFA and American Express Bank (AEB). As discussed in further detail below, the increase in the second quarter was due primarily to increases in discount revenue, interest and dividend revenues, other revenues, securitization income and cardmember lending net finance charge revenue. These increases were partially offset by lower management and distribution fees. Translation of foreign currency revenues contributed approximately 2 percent of the 7 percent revenue growth rate.

Discount revenue at TRS rose 8 percent compared to a year ago as a result of a 10 percent increase in billed business partially offset by a lower discount rate. Interest and dividends increased 19 percent primarily due to higher invested assets and the effect of a 2002 $78 million investment loss related to the Company's WorldCom debt holdings, largely at AEFA. Management and distribution fees declined 7 percent primarily due to lower average assets under management and net outflows within both institutional and retail activities over the past year. Distribution fees were flat as the impact of lower mutual fund sales was offset by greater limited partnership product sales and increased brokerage-related activities.

Cardmember lending net finance charge revenue at TRS increased 8 percent due to growth in the cardmember lending portfolio. Net card fees increased 6 percent reflecting 5 percent growth in cards-in-force as well as a shift in the mix of products. The average fee per proprietary card-in-force was $34 in 2003 and 2002. Travel commissions and fees increased slightly as higher revenue earned per dollar of sales was offset by a 9 percent decline in travel sales reflecting the continued weak travel environment. Insurance and annuity revenues increased 10 percent versus the same period a year ago primarily due to higher property-casualty and life insurance-related revenues at AEFA. Net securitization income at TRS rose 9 percent as a result of a higher average balance of cardmember lending securitizations. Other revenues increased 16 percent versus the same period a year ago primarily due to higher card-related revenues at TRS and higher financial planning and advice service fees at AEFA.

Consolidated expenses for the three months ended June 30, 2003 were $5.3 billion, up 5 percent from $5.0 billion for the same period in 2002 reflecting increases of 4 percent at TRS, 12 percent at AEFA and 5 percent at AEB. As discussed in further detail below, the increase in the second quarter of 2003 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, occupancy and equipment and professional fees expenses offset by lower interest expense, provisions for losses and other expenses. Translation of foreign currency expenses contributed approximately 2 percent of the 5 percent expense growth rate.

Human resources expenses increased 8 percent versus last year, as merit increases, higher employee benefit expenses and increased management incentive costs, including higher stock-based compensation costs from both stock options and increased levels of restricted stock awards. This reflected the Company's decisions to expense stock options beginning in January 2003 and to eliminate the awarding of stock options for middle management and increase levels of restricted stock awards in their place. These increases were partially offset by lower staffing levels and the benefits of outsourcing which had the effect of moving certain technology related costs from human resources expense to professional services expense.

Total provisions for losses and benefits declined 3 percent compared to last year, primarily driven by a 27 percent decline in the charge card provision and a 4 percent decline in the lending provision, both at TRS. The decrease in the provisions at TRS was primarily due to strong credit quality as reflected in improved past due and write-off rates despite strengthening of reserve coverage ratios. These decreases were partially offset by a 22 percent net increase in annuity and investment certificates provisions at AEFA. Annuity provisions increased primarily due to higher inforce levels and the effect of appreciation in the S&P 500 on equity indexed annuities this period versus depreciation in the same period a year ago, partially offset by lower crediting rates. Investment certificates provisions increased significantly due to the effect on the stock market certificate product of appreciation in the S&P 500 this period versus depreciation in the year ago period and higher average reserves partially offset by lower crediting rates.

Marketing, promotion, rewards and cardmember services expenses increased 22 percent versus a year ago primarily due to a 22 percent increase at TRS related to the continuation of brand advertising activities, more loyalty program marketing and a step-up of selected card acquisition activities, as well as a significant increase in cardmember rewards and services expenses reflecting higher volumes and greater program participation. The increase in rewards expenditures reflects management's belief that, based on historical experience, cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profitability for the Company. Professional services expense rose 9 percent versus the same period a year ago primarily due to the technology and service-related outsourcing agreements discussed above. Occupancy and equipment expense increased 16 percent primarily due to increased amortization of capitalized computer software costs versus the prior year. Interest expense declined 17 percent including a 20 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds. Other expenses declined 11 percent as reengineering benefits were partially offset by the impact of fewer capitalized deferred acquisition costs
(DAC) at AEFA.

In the second quarter of 2002, the Company recognized a net benefit of $6 million ($4 million after-tax) to adjust the restructuring reserves established during 2001. In addition, the second quarter 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND
2002

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

The Company's consolidated net income rose 12 percent to $1.5 billion for the six-month period ended June 30, 2003 as compared to $1.3 billion a year ago. Diluted EPS rose 15 percent to $1.12. On a trailing 12-month basis, return on average shareholders' equity was 20.1 percent.

Consolidated revenues for the six months ended June 30, 2003 were $12.4 billion, up 6 percent from $11.7 billion in the same period a year ago reflecting 6 percent growth at TRS, 4 percent growth at AEFA and 11 percent growth at AEB. As discussed in further detail below, the increase in the first half of 2003 was due primarily to increases in discount revenue, interest and dividend revenues, cardmember lending net finance charge revenue, other revenues and securitization income. These increases were partially offset by lower management and distribution fees. Translation of foreign currency revenues contributed approximately 2 percent of the 6 percent revenue growth rate.

Discount revenue at TRS rose 7 percent compared to a year ago primarily as a result of a 10 percent increase in billed business partially offset by a lower discount rate. Interest and dividends increased 9 percent primarily due to higher invested assets and the effect of a 2002 $78 million investment loss related to the Company's WorldCom debt holdings, largely at AEFA, partially offset by lower average yields. Management and distribution fees declined 10 percent due to lower average assets under management and lower distribution fees. Distribution fees decreased as a result of lower mutual fund sales partially offset by greater limited partnership product sales and higher fees from variable annuity and variable life products.

Cardmember lending net finance charge revenue at TRS increased 11 percent due to growth in the cardmember lending portfolio partially offset by lower yields. Net card fees increased 6 percent reflecting 5 percent growth in cards-in-force as well as a shift in the mix of products. The average fee per proprietary card-in-force was $34 in 2003 and 2002. Travel commissions and fees increased 2 percent as higher revenue earned per dollar of sales was partially offset by a 5 percent decline in travel sales reflecting the weaker travel environment during the first half of 2003. Other commissions and fees increased 5 percent primarily due to growth in average worldwide lending balances at TRS. Insurance and annuity revenues increased 10 percent versus the same period a year ago primarily due to higher property-casualty and life insurance-related revenues at AEFA. Net securitization income at TRS rose 10 percent as a result of a higher average balance of cardmember lending securitizations. Other revenues increased 8 percent versus the same period a year ago primarily due to higher card-related revenues at TRS and higher financial planning and advice service fees at AEFA.

Consolidated expenses for the six months ended June 30, 2003 were $10.3 billion, up 4 percent from $9.9 billion for the same period in 2002 reflecting increases of 4 percent at TRS, 8 percent at AEFA and 5 percent at AEB. As discussed in further detail below, the increase in the first half of 2003 was primarily driven by higher marketing, promotion, rewards and cardmember services, professional services and human resources expenses partially offset by lower interest expense and provision for losses. Translation of foreign currency expenses contributed approximately 2 percent of the 4 percent expense growth rate.

Human resources expense increased 5 percent versus last year, as increased costs related to merit increases, employee benefit expenses and management incentive costs, including higher stock-based compensation costs from both stock options and increased levels of restricted stock awards. This reflected the Company's decisions to expense stock options beginning in January 2003 and to eliminate the awarding of stock options for middle management and increase levels of restricted stock awards in their place. These increases were partially offset by lower staffing levels and the benefits of outsourcing which had the effect of moving certain technology related costs from human resources expense to professional services expense.

Total provisions for losses and benefits declined 3 percent compared to last year, primarily driven by a 22 percent decline in the charge card provision at TRS, as well as a 4 percent decline in the lending provision, also at TRS. The decrease in the provisions at TRS was primarily due to strong credit quality as reflected in an improved past due and write-off rates, despite strengthening of reserve coverage ratios. These decreases were partially offset by a 13 percent net increase in annuity and investment certificates provisions at AEFA. Annuity provisions increased primarily due to higher inforce levels, the effect of appreciation in the S&P 500 on equity indexed annuities this year versus depreciation last year and increased costs related to guaranteed minimum death benefits, partially offset by lower crediting rates. Investment certificate provisions for losses and benefits increased due to the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year and higher average reserve levels, partially offset by lower crediting rates.

Marketing, promotion, rewards and cardmember services expenses increased 15 percent versus a year ago primarily due to a 17 percent increase at TRS related to the continuation of brand advertising, more loyalty marketing and a step-up of selected card acquisition activities, as well as a significant increase in cardmember rewards and services expenses reflecting higher volumes and greater program participation. The increase in rewards expenditures reflects management's belief that, based on historical experience, cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profitability for the Company. Professional services expense rose 17 percent versus the same period a year ago primarily due to the impact of the technology and service-related outsourcing agreements discussed above. Occupancy and equipment expense increased 3 percent as higher amortization of capitalized computer software costs was partially offset by the benefits of reengineering activities. Interest expense declined
16 percent including a 17 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds.
Other expenses were relatively flat as reengineering benefits were offset by the impact of fewer capitalized deferred acquisition costs (DAC) at AEFA.

In the first half of 2002, the Company recognized a net benefit of $19 million ($12 million after-tax) to adjust the restructuring reserves established during 2001. In addition, 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA.

The Company's reengineering initiatives are expected to deliver an estimated savings of approximately $1.0 billion in 2003, including significant carry-over benefits from certain initiatives begun in prior periods. Revenue-related reengineering activities are driving a growing proportion of the total benefits, including approximately 25 percent of the benefits expected to be delivered in 2003. The Company plans to invest more in business building initiatives during the second half of the year rather than allow the expected additional benefits from reengineering and momentum in the business to result in improved profit margins. In light of these plans, the Company believes that 2003 EPS before the impact of accounting changes will exceed $2.26 but is not likely to exceed $2.29.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. As previously reported, the Company has indicated that its financial objectives are 12-to-15% EPS growth, 18-to-20% return on equity and 8% revenue growth, on average and over time, assuming 6-to-10% growth in billed business and 8% appreciation in the equity markets. Assuming it achieves these objectives, the Company will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the first six months of 2003, the Company returned to shareholders through dividends and share repurchases approximately 75 percent of capital generated.

On June 16, 2003, the Company announced an agreement for AEFA to acquire Threadneedle Asset Management Holdings LTD. The transaction, which is subject to regulatory approval, is expected to close in the second half of the year and has been valued at approximately $570 million. Additionally, on July 14, 2003, the Company announced the signing of an agreement to acquire Rosenbluth International, an international travel management company. This transaction, also subject to regulatory approval, is expected to be completed in the second half of the year. Both of these transactions will be paid in cash upon completion and are expected to have no material impact on the Company's EPS in 2003 but are expected to be slightly accretive to EPS in 2004 with additional benefits in future years. In light of these acquisitions and their impact on capital, the Company expects lower share repurchase activity for the remainder of 2003.

The Company has in place a share repurchase program both to offset in whole or in part the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. Repurchases may also be accomplished by prepayments for cash under the Company's agreements with third parties, which are described below. During the first half of 2003, the Company repurchased 27.2 million common shares at an average price of $36.23. Since the inception of the share repurchase program in September 1994, 417.2 million shares have been acquired under authorizations to repurchase up to 570 million shares, including purchases made under the agreements with third parties. Included in the 2003 share repurchase amount are 14.8 million shares returned to the Company under the agreements discussed below.

In August 1999 and March 2000, the Company entered into agreements under which a financial institution purchased an aggregate 29.5 million of the Company's common shares at an average purchase price of $50.41 per share. The agreements provided that upon their termination, the Company would be required to deliver an amount equal to the original purchase price for the shares less any prepayments. In May 2003, the Company repaid the remaining balance under the agreements of $335 million and terminated the agreements, which resulted in the return to the Company of approximately 8.9 million common shares.

At June 30, 2003, the Parent Company had $2.8 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In July 2003, the Parent Company issued $1 billion of fixed rate, 10-year Senior Notes under the shelf registrations to be used for general corporate purposes. In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At June 30, 2003, $0.5 billion was outstanding under this program.

As of June 30, 2003, the Parent Company and two subsidiaries, Credco and Centurion Bank had total available credit lines of $10.85 billion, including $2.0 billion allocated to the Parent Company and $8.5 billion allocated to Credco. Credco has the right to borrow a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to the Parent Company. These lines expire in increments from 2004 through 2007. At June 30, 2003, Credco's bank line coverage of net short-term debt was 103%.

On July 16, 2003, the Company exercised a call option on the Junior Subordinated Deferrable Interest Debentures issued by the Company, which resulted in the redemption of 20 million shares of 7.0% Cumulative Quarterly Income Preferred Shares Series I (QUIPS). The QUIPS had a carrying value of $502 million at June 30, 2003.

The Company funds the costs of the American Express Retirement Plan (the
Plan), which covers eligible U.S. employees, in compliance with the applicable funding requirements specified by the Employee Retirement Income Security
Act of 1974, as amended (ERISA). In March 2003, the Company elected to make a $350 million contribution to the Plan, including approximately $25 million of minimum required funding per ERISA.

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

                                                           Three Months Ended                          Six Months Ended
                                                                June 30,                                   June 30,
                                                 ----------------------------------------   ----------------------------------------
(Unaudited, millions)                                   2003                 2002                  2003                 2002
                                                 -------------------   ------------------   -------------------  -------------------
GAAP revenues                                          $ 6,356               $ 5,945              $ 12,379             $ 11,704
Effect of TRS securitizations                              216                   193                   480                  446
Effect of AEFA provisions for
  losses and benefits                                     (526)                 (458)               (1,032)                (928)
                                                 -------------------   ------------------   -------------------  -------------------
Managed net revenues                                   $ 6,046               $ 5,680              $ 11,827             $ 11,222
                                                 ===================   ==================   ===================  ===================

Consolidated managed net revenues increased 6 percent for the three months ended June 30, 2003 to $6.0 billion, compared with $5.7 billion for the same period in 2002. For the six months ended June 30, 2003, consolidated managed net revenues increased 5 percent to $11.8 billion, compared with $11.2 billion for the same period in 2002. For both periods, managed net revenues rose due to greater discount revenues, higher cardmember loan balances, larger interest and dividend revenues and higher other revenues. These items were partially offset by lower management and distribution fees.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND
2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in millions)                                Three Months Ended                            Six Months Ended
                                                          June 30,                                     June 30,
                                                --------------------------   Percentage       -------------------------   Percentage
                                                   2003           2002       Inc/(Dec)           2003          2002       Inc/(Dec)
                                                ------------   -----------   ----------       -----------   -----------   ----------
Net Revenues:
  Discount revenue                                $ 2,152        $ 1,997         7.7%          $ 4,128        $ 3,842         7.4%
  Net card fees                                       455            429         6.0               906            852         6.3
  Lending:
    Finance charge revenue                            557            538         3.8             1,194          1,114         7.3
    Interest expense                                  115            127        (9.2)              244            254        (3.8)
                                                ------------   -----------                   ------------   -----------
      Net finance charge revenue                      442            411         7.8               950            860        10.5
  Travel commissions and fees                         373            369         1.0               713            697         2.2
  Other commissions and fees                          457            448         1.9               921            890         3.5
  Travelers Cheque investment income                   92             95        (2.2)              184            185        (0.1)
  Securitization income, net                          386            354         9.2               641            585         9.7
  Other revenues                                      377            359         5.0               777            750         3.5
                                                ------------   -----------                   ------------   -----------
        Total net revenues                          4,734          4,462         6.1             9,220          8,661         6.5
                                                ------------   -----------                   ------------   -----------

Expenses:
  Marketing, promotion, rewards
    and cardmember services                           918            754        21.9             1,679          1,435        17.1
  Provision for losses and claims:
    Charge card                                       205            280       (27.0)              413            532       (22.4)
    Lending                                           278            290        (4.4)              609            636        (4.3)
    Other                                              37             37         1.1                68             85       (20.1)
                                                ------------   -----------                   ------------   -----------
      Total                                           520            607       (14.5)            1,090          1,253       (13.1)
  Charge card interest expense                        204            256       (20.1)              413            500       (17.4)
  Human resources                                     965            879         9.8             1,881          1,780         5.7
  Other operating expenses                          1,190          1,150         3.4             2,362          2,224         6.2
  Restructuring charges                                --             (6)         --                --            (19)         --
                                                ------------   -----------                   ------------   -----------
        Total expenses                              3,797          3,640         4.3             7,425          7,173         3.5
                                                ------------   -----------                   ------------   -----------
Pretax income                                         937            822        14.0             1,795          1,488        20.7
Income tax provision                                  303            257        18.2               577            456        26.7
                                                ------------   -----------                   ------------   -----------
Net income                                        $   634        $   565        12.1           $ 1,218        $ 1,032        18.0
                                                ============   ===========                   ============   ===========

TRS reported net income of $634 million for the three month period ended June 30, 2003, a 12 percent increase from $565 million for the same period a year ago. For the six-month period ended June 30, 2003, TRS reported net income of $1.2 billion, an 18 percent increase over $1.0 billion in the same period in 2002. Certain reclassifications of prior period amounts relating to securitization activity, other revenues and other expenses have been made to conform to the current presentation. Management believes this presentation better emphasizes various revenues and expense impacts to the Company and is more consistent with industry practice. See Exhibit 99.1 for further details.

The following management discussion includes information on both a GAAP basis and managed basis. The managed basis presentation assumes there have been no securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company's balance sheet and income statement, respectively. The Company presents TRS information on a managed basis because that is the way the Company's management views and manages the business. Management believes that a full picture of trends in the Company's cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans. Asset securitization is just one of several ways for the Company to fund cardmember loans. Use of a managed basis presentation, including non-securitized and securitized cardmember loans, presents a more accurate picture of the key dynamics of the cardmember lending business, avoiding distortions due to the mix of funding sources at any particular point in time. For example, irrespective of the mix, it is important for management and investors to see metrics, such as changes in delinquencies and write-off rates, for the entire cardmember lending portfolio because it is more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue and changes in market share, which are significant metrics in evaluating the Company's performance and which can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis.

On a GAAP basis, results reflect only net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interest in securitized loan receivables are shown in securitization income, which includes gains on securitizations (as discussed below), net finance charge revenue on retained interests in securitized loans and servicing income net of related discounts. Securitization income increased 9 percent and 10 percent for the three and six month periods ended June 30, 2003, respectively, versus the same periods a year ago as a result of a higher average balance of cardmember lending securitizations. See Selected Statistical Information below for data relating to TRS' U.S. owned portfolio.

TRS' results for the three months ended June 30, 2003 and 2002 included net cardmember lending securitization gains of $81 million ($53 million after-tax) and $85 million ($55 million after-tax), respectively. Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services expenses and other operating expenses. Consequently, the managed basis presentation for the three months ended June 30, 2003 and 2002 assumes that lending securitization gains were offset by higher marketing, promotion, rewards and cardmember services expenses of $48 million and $51 million, respectively, and other operating expenses of $33 million and $34 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated.

Similarly, TRS' results for the six months ended June 30, 2003 and 2002 included net cardmember lending securitization gains of $124 million ($81 million after-tax) and $127 million ($83 million after-tax), respectively. Therefore, the managed basis presentation for the six months ended June 30, 2003 and 2002 assumes that lending securitization gains were offset by higher marketing, promotion, rewards and cardmember services expenses of $74 million and $76 million, respectively, and other operating expenses of $50 million and $51 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

THREE MONTHS ENDED JUNE 30, (Dollars in millions)

                                                GAAP Basis               Securitization Effect               Managed Basis
                                 -------------------------------------   ----------------------   ----------------------------------
                                                           Percentage                                                    Percentage
                                     2003        2002       Inc/(Dec)        2003        2002         2003       2002     Inc/(Dec)
                                 -------------------------------------   ----------------------   ---------------------- -----------
Net revenues:
  Discount revenue                 $ 2,152     $ 1,997         7.7%
  Net card fees                        455         429         6.0
  Lending:
    Finance charge
      revenue                          557         538         3.8         $   607     $   578      $ 1,164    $ 1,116        4.3%
    Interest expense                   115         127        (9.2)             50          73          165        200      (17.7)
                                 -----------------------                 ----------------------   ----------------------
      Net finance
        charge revenue                 442         411         7.8             557         505          999        916        9.1
  Travel commissions
    and fees                           373         369         1.0
  Other commissions
    and fees                           457         448         1.9              45          45          502        493        1.8
  Travelers Cheque
    investment income                   92          95        (2.2)
  Securitization
    income, net                        386         354         9.2            (386)       (354)          --         --         --
  Other revenues                       377         359         5.0              --          (3)         377        356        6.0
                                 -----------------------                 ----------------------   ----------------------
    Total net revenues               4,734       4,462         6.1             216         193        4,950      4,655        6.3
                                 -----------------------                 ----------------------   ----------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services                918         754        21.9             (48)        (51)         870        703       23.8
  Provision for losses
    and claims:
      Charge card                      205         280       (27.0)
      Lending                          278         290        (4.4)            297         282          575        572        0.4
      Other                             37          37         1.1
                                 -----------------------                 ----------------------   ----------------------
        Total                          520         607       (14.5)            297         282          817        889       (8.2)
                                 -----------------------                 ----------------------   ----------------------
  Charge card
    interest expense                   204         256       (20.1)             --          (4)         204        252      (19.0)
  Human resources                      965         879         9.8
  Other operating
    expenses                         1,190       1,150         3.4             (33)        (34)       1,157      1,116        3.7
  Restructuring charges                 --          (6)         --
                                 -----------------------                 ----------------------   ----------------------
    Total expenses                   3,797       3,640         4.3         $   216     $   193      $ 4,013    $ 3,833        4.7
                                 -----------------------                 ----------------------   ----------------------
Pretax income                          937         822        14.0
Income tax provision                   303         257        18.2
                                 -----------------------
Net income                         $   634     $   565        12.1
                                 -----------------------

The following discussion of TRS' results is presented on a managed basis.

For the three months ended June 30, 2003, TRS' net revenues were up 6 percent primarily due to higher discount revenue, cardmember lending net finance charge revenue, net card fees and other revenues. Translation of foreign currency revenues contributed approximately 3 percent of the 6 percent revenue growth rate.

Discount revenue rose 8 percent compared to a year ago as a result of a 10 percent increase in billed business partially offset by a lower discount rate primarily due to the cumulative impact of stronger than average growth in the lower rate retail and other everyday spend merchant categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some rate erosion over time. The 10 percent increase in billed business in the second quarter resulted from 5 percent growth in cards-in-force and a 7 percent increase in spending per basic cardmember worldwide. U.S. cards-in-force rose 3 percent reflecting the continued benefit of increased acquisition spending within the consumer and small business segments. International cards-in-force increased 8 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 10 percent reflecting 12 percent growth within the consumer card business (on 14 percent higher transaction volume), 14 percent growth in small business services volume and a 1 percent decrease within Corporate Services. U.S. non-T&E related volume categories (which represented approximately 64 percent of U.S. billed business during the second quarter of
2003) increased 15 percent over the same period a year ago while U.S. T&E volumes rose 1 percent reflecting continued weak T&E environment during the quarter. Total billed business outside the U.S., excluding the impact of foreign exchange translation, was up 2 percent reflecting high double-digit improvement in Latin America, mid single-digit growth in Canada and relatively flat growth in Asia partially offset by a low single-digit decline in Europe. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, declined 3 percent as a result of a 6 percent decrease in the average airline charge partially offset by 3 percent growth in transaction volume.

Net card fees increased 6 percent versus a year ago, reflecting the growth in cards-in-force and a shift in the mix of products. The average fee per proprietary card-in-force was $34 for both the three months ended June 30, 2003 and 2002. Cardmember lending net finance charge revenue rose 9 percent on 14 percent growth in average worldwide lending balances. The net interest yield on the U.S. portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory rates and the evolving mix of products toward more lower-rate offerings, partially offset by lower funding costs. Travel commissions and fees rose 1 percent as revenue earned per dollar of sales was up versus the prior year as a result of the benefits of the fee-based revenue model. Other commissions and fees increased 2 percent primarily due to growth in average worldwide lending balances.
Other revenues increased 6 percent primarily due to higher card-related revenues and larger insurance premiums partially offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

For the three months ended June 30, 2003, TRS' expenses were up 5 percent primarily due to increased marketing, promotion, rewards and cardmember services and human resources expenses partially offset by lower provisions for losses and charge card interest expense. Translation of foreign currency expenses contributed approximately 3 percent of the 5 percent expense growth rate.

Marketing, promotion, rewards and cardmember services expenses increased 24 percent compared to the prior year on the continuation of brand advertising activities, new product advertising, more loyalty marketing and an increase in selected card acquisition activities, as well as a significant increase in cardmember rewards and services expenses reflecting higher volumes and greater program participation. The increase in rewards expenditures reflects management's belief that, based on historical experience, cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profitability for the Company.
The provision for losses on charge card products decreased 27 percent on strong credit quality reflected in improved past due and loss levels. The provision for losses on the worldwide lending portfolio was relatively flat compared to prior year despite growth in outstanding loans and increased reserve coverage levels due to well-controlled credit practices. Charge card interest expense declined 19 percent due to a lower effective cost of funds.

Human resources expense increased 10 percent as employee merit increases, higher employee benefit expenses and increased management incentive costs were partially offset by the benefits of reengineering efforts, including the impact of technology and service-related outsourcing activities. Other operating expenses increased 4 percent primarily due to the impact of outsourcing activities, which transferred costs from human resources expense, although at a lower level. This increase was partially offset by the benefits of reengineering initiatives and other cost containment efforts. In addition, 2002 results included a net benefit of $6 million ($4 million after-tax) to adjust the restructuring charge reserves established in 2001.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

SIX MONTHS ENDED JUNE 30, (Dollars in millions)

                                            GAAP Basis                 Securitization Effect                 Managed Basis
                              -----------------------------------     ------------------------     ---------------------------------
                                                      Percentage                                                         Percentage
                                  2003      2002       Inc/(Dec)          2003        2002           2003       2002      Inc/(Dec)
                              -----------------------------------     ------------------------     ---------------------------------
Net revenues:
  Discount revenue              $ 4,128   $ 3,842         7.4%
  Net card fees                     906       852         6.3
  Lending:
    Finance charge
      revenue                     1,194     1,114         7.3           $ 1,140     $ 1,101        $ 2,334    $ 2,215        5.4%
    Interest expense                244       254        (3.8)              114         153            358        407      (12.2)
                              ---------------------                   ------------------------     --------------------
      Net finance
        charge revenue              950       860        10.5             1,026         948          1,976      1,808        9.3
  Travel commissions
    and fees                        713       697         2.2
  Other commissions
    and fees                        921       890         3.5                95          89          1,016        979        3.8
  Travelers Cheque
    investment income               184       185        (0.1)
  Securitization
    income, net                     641       585         9.7              (641)       (585)            --         --         --
  Other revenues                    777       750         3.5                --          (6)           777        744        4.5
                              ---------------------                   ------------------------     --------------------
    Total net revenues            9,220     8,661         6.5               480         446          9,700      9,107        6.5
                              ---------------------                   ------------------------     --------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services           1,679     1,435        17.1               (74)        (76)         1,605      1,359       18.1
  Provision for losses
    and claims:
      Charge card                   413       532       (22.4)
      Lending                       609       636        (4.3)              604         580          1,213      1,216       (0.3)
      Other                          68        85       (20.1)
                              ---------------------                   ------------------------     --------------------
        Total                     1,090     1,253       (13.1)              604         580          1,694      1,833       (7.6)
                              ---------------------                   ------------------------     --------------------
  Charge card
    interest expense                413       500       (17.4)               --          (7)           413        493      (16.3)
  Human resources                 1,881     1,780         5.7
  Other operating
    expenses                      2,362     2,224         6.2               (50)        (51)         2,312      2,173        6.4
  Restructuring charges              --       (19)         --
                              ---------------------                   ------------------------     --------------------
    Total expenses                7,425     7,173         3.5           $   480     $   446        $ 7,905    $ 7,619        3.7
                              ---------------------                   ------------------------     --------------------
Pretax income                     1,795     1,488        20.7
Income tax provision                577       456        26.7
                              ---------------------
Net income                      $ 1,218   $ 1,032        18.0
                              ---------------------

The following discussion of TRS' results is presented on a managed basis.

For the six months ended June 30, 2003, TRS' net revenues were up 7 percent primarily due to higher discount revenue, cardmember lending net finance charge revenue, net card fees, other commissions and fees and other revenues. Translation of foreign currency revenues contributed approximately 3 percent of the 7 percent revenue growth rate.

Discount revenue rose 7 percent compared to a year ago as a result of a 10 percent increase in billed business partially offset by a lower discount rate primarily due to the cumulative impact of stronger than average growth in the lower rate retail and other everyday spend merchant categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some rate erosion over time. The 10 percent increase in billed business in the first half of the year resulted from 5 percent growth in cards-in-force and a 7 percent increase in spending per basic cardmember worldwide. U.S. billed business rose 9 percent reflecting 11 percent growth within the consumer card business (on 13 percent higher transaction volume), 12 percent growth in small business services volume and slight increase within Corporate Services. U.S. non-T&E related volume categories (which represented approximately 64 percent of U.S. billed business during the first half of 2003) increased 14 percent over the same period a year ago while U.S. T&E volumes rose less than 1 percent, reflecting the continued weak T&E environment during the first half of the year. Total billed business outside the U.S., excluding the impact of foreign exchange translation, was up 3 percent reflecting low double-digit improvement in Latin America, mid single-digit growth in both Canada and Asia partially offset by a slight decrease in Europe. Worldwide airline related volumes, which represented 13 percent of total volumes during the first half of the year, declined 2 percent as a result of a 6 percent decrease in the average airline charge partially offset by 4 percent growth in transaction volume.

Net card fees increased 6 percent versus a year ago, reflecting the growth in cards-in-force and a shift in the mix of products. The average fee per proprietary card-in-force was $34 for both the six months ended June 30, 2003 and 2002. Cardmember lending net finance charge revenue rose 9 percent on 13 percent growth in average worldwide lending balances. The net interest yield on the U.S. portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory rates and the evolving mix of products toward more lower-rate offerings, partially offset by lower funding costs. Travel commissions and fees rose 2 percent as revenue earned per dollar of sales was up versus the prior year. This was partially offset by a 5 percent contraction in travel sales reflecting the weak travel environment. Other commissions and fees increased 4 percent primarily due to growth in average worldwide lending balances. Other revenues increased 4 percent primarily due to higher card-related revenues and larger insurance premiums partially offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

For the six months ended June 30, 2003, TRS' expenses were up 4 percent primarily due to increased marketing, promotion, rewards and cardmember services and human resources expenses partially offset by lower provisions for losses and charge card interest expense. Translation of foreign currency expenses contributed approximately 3 percent of the 4 percent expense growth rate.

Marketing, promotion, rewards and cardmember services expenses increased 18 percent compared to the prior year on the continuation of brand advertising activities, new product advertising, more loyalty marketing and an increase in selected card acquisition activities, as well as a significant increase in cardmember rewards and services expenses reflecting higher volumes and greater program participation. The increase in rewards expenditures reflects management's belief that, based on historical experience, cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profitability for the Company. The provision for losses on charge card products decreased 22 percent on strong credit quality reflected in an improved past due percentage and loss ratio. The provision for losses on the worldwide lending portfolio was relatively flat versus last year despite growth in outstanding loans and increased reserve coverage levels due to well-controlled credit practices and the decision to add reserves in light of the uncertain economic environment. Charge card interest expense declined 16 percent due to a lower effective cost of funds.

Human resources expense increased 6 percent as employee merit increases, higher employee benefit expenses and increased management incentive costs were partially offset by the benefits from reengineering efforts, including the impact of technology and service-related outsourcing activities. Other operating expenses increased 6 percent primarily due to the impact of outsourcing activities, which transferred costs from human resources expense, although at a lower level. This increase was partially offset by the benefits of reengineering initiatives and other cost containment efforts. In addition, 2002 results included a net benefit of $19 million ($12 million after-tax) to adjust the restructuring charge reserves established in 2001.

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                   Three Months Ended                            Six Months Ended
                                                       June 30,                                     June 30,
                                               ---------------------------    Percentage    ---------------------------   Percentage
                                                  2003           2002          Inc/(Dec)       2003           2002        Inc/(Dec)
                                               ------------   ------------   -------------  ------------   ------------  -----------
Total cards-in-force (millions):
 United States                                      35.7           34.8          2.8%            35.7           34.8         2.8%
 Outside the United States*                         22.9           21.1          8.2             22.9           21.1         8.2
                                               ------------   ------------                  ------------   ------------
  Total                                             58.6           55.9          4.8             58.6           55.9         4.8
                                               ============   ============                  ============   ============
Basic cards-in-force (millions):
 United States                                      27.3           26.7          2.1             27.3           26.7         2.1
 Outside the United States*                         18.9           16.1          8.2             18.9           16.1         8.2
                                               ------------   ------------                  ------------   ------------
  Total                                             46.2           42.8          4.5             46.2           42.8         4.5
                                               ============   ============                  ============   ============
Card billed business:
  United States                                 $   64.6       $   58.7          9.9%        $  123.5       $  113.0         9.2%
  Outside the United States                         21.5           19.4         10.9             41.4           36.7        12.9
                                               ------------   ------------                  ------------   ------------
    Total                                       $   86.1       $   78.1         10.1         $  164.9       $  149.7        10.1
                                               ============   ============                  ============   ============
Average discount rate*                              2.59%          2.65%          --             2.60%          2.66%         --
Average basic cardmember spending (dollars)*    $  2,054       $  1,993          6.6         $  3,949       $  3,818         7.0
Average fee per card - managed (dollars)*       $     34       $     34           --         $     34       $     34          --
Non-Amex brand:**
 Cards-in-force (millions)                           0.7            0.7         (0.4)             0.7            0.7        (0.4)
 Billed business                                $    1.0       $    0.9          5.7         $    1.9       $    1.8         2.6
Travel sales                                    $    3.9       $    4.3         (8.7)        $    7.6       $    8.0        (5.3)
Travel commissions and fees/sales (D)                9.6%           8.7%          --              9.4%           8.7%         --
Travelers Cheque:
 Sales                                          $    4.4       $    5.8        (23.2)        $    8.5       $   10.4       (17.3)
 Average outstanding                            $    6.4       $    6.4          0.2         $    6.5       $    6.3         2.8
 Average investments                            $    6.9       $    6.7          2.4         $    6.9       $    6.7         3.2
 Tax equivalent yield                                8.4%           8.8%          --              8.5%           8.8%         --
Charge card receivables:
 Total receivables                              $   26.0       $   24.6          5.7         $   26.0       $   24.6         5.7
 90 days past due as a % of total                    2.1%           2.6%          --              2.1%           2.6%         --
 Loss reserves (millions)                       $    943       $  1,039         (9.3)        $    943       $  1,039        (9.3)
  % of receivables                                  3.6%           4.2%          --              3.6%           4.2%         --
  % of 90 days past due                             171%           164%          --              171%           164%         --
 Net loss ratio                                    0.29%          0.40%          --             0.28%          0.40%         --

* Cards-in-force include proprietary cards and cards issued under network partnership agreements outside the U.S. Average Discount Rate, Average Basic Cardmember Spending and Average Fee per Card are computed from proprietary card activities only. At September 30, 2002, 1.5 million of Canadian lending cards were transferred to basic (though these types of cards were available under a supplemental card program) as the specific cards were issued under a stand-alone offer. The impact of this transfer for the three and six months ended June 30, 2002 would have been to increase Basic Cards-in-Force Outside the U.S. to 17.4 million and decrease Average Basic Cardmember Spending to $1,926 and $3,692, respectively.

** These data relate to Visa and Eurocards issued in connection with joint venture activities

                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                  Three Months Ended                            Six Months Ended
                                                       June 30,                                     June 30,
                                               --------------------------    Percentage    ---------------------------   Percentage
                                                  2003           2002        Inc/(Dec)         2003          2002        Inc/(Dec)
                                               ------------   -----------   -------------  -------------  ------------  ------------
U.S. Lending - Owned Basis:
 Total loans                                    $   16.5       $   14.1         16.8        $    16.5      $    14.1         16.8
 Past due loans as a % of total:
  30-89 days                                         1.7%           1.9%          --              1.7%           1.9%          --
  90+ days                                           1.1%           1.2%          --              1.1%           1.2%          --
 Loss reserves (millions):
  Beginning balance                             $    790       $    676         16.9        $     798      $     668         19.5
   Provision                                         165            176         (6.8)             365            419        (13.0)
   Net charge-offs                                  (199)          (232)        14.3             (424)          (502)        15.6
   Other                                              17              7           #                34             42        (19.2)
                                               ------------   -----------                  -------------  ------------
  Ending balance                                $    773       $    627         23.2        $     773      $     627         23.2
                                               ============   ===========                  =============  ============
  % of loans                                         4.7%           4.4%          --              4.7%           4.4%          --
  % of past due                                      169%           140%          --              169%           140%          --
 Average loans                                  $   16.1       $   14.7          9.6        $    16.3      $    15.4          5.9
 Net write-off rate                                  4.9%           6.3%          --              5.2%           6.5%          --
U.S. Lending - Managed Basis:
 Total loans                                    $   36.0       $   31.6         14.0        $    36.0      $    31.6         14.0
 Past due loans as a % of total:
  30-89 days                                         1.7%           1.9%          --              1.7%           1.9%          --
  90+ days                                           1.0%           1.2%          --              1.0%           1.2%          --
 Loss reserves (millions):
  Beginning balance                             $  1,347       $  1,144         17.7        $   1,297      $   1,077         20.5
   Provision                                         461            458          0.7              968            999         (3.1)
   Net charge-offs                                  (475)          (488)         2.6             (949)          (997)         4.8
   Other                                              17              7           #                34             42        (19.2)
                                               ------------   -----------                  -------------  ------------
  Ending balance                                $  1,350       $  1,121         20.4        $   1,350      $   1,121         20.4
                                               ============   ===========                  =============  ============
  % of loans                                         3.7%           3.5%          --              3.7%           3.5%          --
  % of past due                                      136%           115%          --              136%           115%          --
 Average loans                                  $   35.3       $   31.8         11.2        $    34.8      $    31.6         10.2
 Net write-off rate                                  5.4%           6.2%          --              5.5%           6.3%          --
 Net interest yield                                  8.9%           9.8%          --              9.2%           9.9%          --

# - Denotes a variance of more than 100%.

TRS' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products, unsecuritized U.S. cardmember loans, international cardmember loans and unsecuritized equipment leasing receivables.

As discussed more fully in the TRS Liquidity and Capital Resources section below, the Company securitizes U.S. cardmember loans as part of its financing strategy; consequently, the level of unsecuritized U.S. cardmember loans is primarily a function of the Company's financing requirements. As a portfolio, unsecuritized U.S. cardmember loans tend to be less seasoned than securitized loans, primarily because of the lead-time required to designate and securitize each loan. The Company does not currently securitize international loans. Delinquency, reserve coverage and net write-off rates have historically been generally comparable between the Company's owned and managed portfolios.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

(Dollars in billions, except percentages)

                                               June 30,          December 31,     Percentage        June 30,          Percentage
                                                  2003               2002           Inc/(Dec)          2002            Inc/(Dec)
                                            -----------------   ---------------   --------------  ----------------   ---------------
                                              (Unaudited)                                           (Unaudited)
Accounts receivable, net                        $  27.7             $  28.1            (1.3)%         $  26.2               5.9%
Travelers Cheque investments                    $   7.8             $   7.4             5.4           $   7.5               3.8
U.S. cardmember loans                           $  16.5             $  17.1            (3.8)          $  14.1              16.8
Total assets                                    $  71.9             $  72.2            (0.4)          $  66.6               7.9
Travelers Cheques outstanding                   $   6.8             $   6.6             2.4           $   6.9              (1.7)
Short-term debt                                 $  17.6             $  21.7           (18.6)          $  20.4             (13.6)
Long-term debt                                  $  16.6             $  14.8            12.2           $  13.8              20.0
Total liabilities                               $  64.1             $  64.9            (1.2)          $  59.8               7.3
Total shareholder's equity                      $   7.8             $   7.3             6.9           $   6.8              13.9
Return on average  total  shareholder's            31.5%               30.3%             --              21.2%               --
equity*
Return on average total assets**                    3.4%                3.2%             --               2.1%               --

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as long- and short-term debt, medium-term notes, commercial paper and asset securitizations. Over the past year, the Company shifted its funding strategy to reduce its reliance on short-term debt; at June 30, 2003, short-term debt was 51% of total debt versus 60% a year ago. As part of the Company's ongoing funding activities, during the six months ended June 30, 2003, Credco issued approximately $3.3 billion of floating rate medium-term notes with maturities of one to two years, a portion of which can be extended by the holders up to an additional four years. In May 2003, Credco issued $1 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. Additionally, in June 2003, Credco issued, through a private placement, $1 billion of floating rate extendible notes with an initial maturity of one year, subject to extension by the holders up to an additional four years. As of June 30, 2003, Credco had the ability to issue approximately $13.3 billion of debt securities under shelf registration statements filed with the SEC. In August 2003, Credco issued $325 million of floating rate medium-term notes with maturities of two years.

In the first and second quarters of 2003, the American Express Credit Account Master Trust (the Trust) securitized $0.9 billion and $2.5 billion, respectively, of loans through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank, a wholly-owned subsidiary of TRS, and, in the future, may include other charge or credit accounts, features or products. In June 2003, $1.0 billion of investor certificates previously issued by the Trust matured.

The American Express Master Trust (the Master Trust) securitizes charge card receivables through the issuance of trust certificates which remain on the Consolidated Balance Sheets. In May 2003, $1.1 billion of accounts receivable trust certificates that were previously issued by the Master Trust matured with alternate funding provided by the Company's commercial paper and medium-term note issuance programs. In September 2003, an additional $1.0 billion of accounts receivable trust certificates are scheduled to mature with alternate funding to be provided by the Company's commercial paper and medium-term note issuance programs.

U.S. cardmember loans decreased from December 31, 2002 reflecting the higher levels of cardmember loans securitization.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND
2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                    Three Months Ended                           Six Months Ended
(Dollars in millions)                                     June 30,                                   June 30,
                                                  ----------------------     Percentage        ----------------------    Percentage
                                                     2003        2002         Inc/(Dec)          2003        2002        Inc/(Dec)
                                                  ----------   ----------   -------------      ----------  ----------   ------------
Revenues:
 Investment income                                 $   571      $   435         31.3%           $ 1,129     $   964         17.1%
 Management and distribution fees                      571          609         (6.1)             1,093       1,206         (9.3)
 Other revenues                                        354          307         14.8                685         615         11.3
                                                  ----------   ----------                      ----------  ----------
  Total revenues                                     1,496        1,351         10.7              2,907       2,785          4.4
                                                  ----------   ----------                      ----------  ----------
Expenses:
 Provision for losses and benefits:
  Annuities                                            280          245         14.3                553         492         12.3
  Insurance                                            187          181          3.7                379         352          7.7
  Investment certificates                               59           32         83.1                100          84         18.8
                                                  ----------   ----------                      ----------  ----------
   Total                                               526          458         14.9              1,032         928         11.2
  Human resources                                      508          493          2.9                987         992         (0.5)
  Other operating expenses                             253          205         23.2                501         418         19.9
  Disaster recovery charge                              --           (7)         --                  --          (7)          --
                                                  ----------   ----------                      ----------  ----------
   Total expenses                                    1,287        1,149         11.9              2,520       2,331          8.1
                                                  ----------   ----------                      ----------  ----------
Pretax income                                          209          202          3.7                387         454        (14.8)
Income tax provision                                    52           57         (6.7)                97         127        (23.4)
                                                  ----------   ----------                      ----------  ----------
Net income                                         $   157      $   145          7.7             $  290     $   327        (11.4)
                                                  ==========   ==========                      ==========  ==========

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                               Three Months Ended                             Six Months Ended
                                                    June 30,                                      June 30,
                                            --------------------------     Percentage     --------------------------     Percentage
                                               2003           2002          Inc/(Dec)        2003           2002          Inc/(Dec)
                                            -----------    -----------     -----------    -----------    -----------     -----------
Life insurance inforce (billions)           $     124.4    $     114.2          8.9%      $     124.4    $     114.2          8.9%
Deferred annuities inforce (billions)       $      43.9    $      41.3          6.5       $      43.9    $      41.3          6.5
Assets owned, managed or
 administered (billions):
  Assets managed for institutions           $      43.8    $      46.5         (6.0)      $      43.8    $      46.5         (6.0)
  Assets owned, managed or administered
   for individuals:
    Owned assets:
      Separate account assets                      24.1           24.6         (2.1)             24.1           24.6         (2.1)
      Other owned assets                           52.2           44.4         17.7              52.2           44.4         17.7
                                            -----------    -----------                    -----------    -----------
        Total owned assets                         76.3           69.0         10.6              76.3           69.0         10.6
    Managed assets                                 87.3           89.7         (2.6)             87.3           89.7         (2.6)
    Administered assets                            37.4           32.9         13.8              37.4           32.9         13.8
                                            -----------    -----------                    -----------    -----------
      Total                                 $     244.8    $     238.1          2.8       $     244.8    $     238.1          2.8
                                            ===========    ===========                    ===========    ===========
Market appreciation (depreciation)
during the period:
  Owned assets:
    Separate account assets                 $     2,620    $    (2,675)           #       $     2,149    $    (2,954)           #
    Other owned assets                      $       399    $       516        (22.7)      $       419    $       238         76.1
  Managed assets                            $     9,457    $    (9,123)           #       $     8,312    $    (9,109)           #
Cash sales:
  Mutual funds                              $     7,150    $     8,940        (20.0)      $    13,950    $    17,689        (21.1)
  Annuities                                       2,581          2,054         25.7             4,786          3,602         32.9
  Investment certificates                         1,607          1,186         35.5             2,674          1,830         46.1
  Life and other insurance products                 188            175          7.8               350            358         (2.2)
  Institutional                                     722            351 *          #             1,414 *        2,075 *      (31.8)
  Other                                           1,531          1,504          1.7             3,214          2,532         26.9
                                            -----------    -----------                    -----------    -----------
Total cash sales                            $    13,779    $    14,210 *       (3.0)      $    26,388 *  $    28,086 *       (6.0)
                                            ===========    ===========                    ===========    ===========
Number of financial advisors                     11,667         11,360          2.7            11,667         11,360          2.7
Fees from financial plans and
 advice services                            $      33.5    $      30.0         11.5       $      65.2    $      59.7          9.1
Percentage of total sales from financial
 plans and advice services                         74.0%          72.7%          --              74.7%          72.9%          --

# - Denotes a variance of more than 100%.

* - Revised from previously reported. Revised institutional cash sales for the quarters ended March 31, 2003, December 31, 2002, September 30, 2002 and March 31, 2002 are $692 million, $521 million, $735 million, and $1,724 million, respectively. Revised total cash sales for the quarters ended March 31, 2003, December 31, 2002, September 30, 2002 and March 31, 2002 are $12,609 million, $11,778 million, $13,952 million and
    $13,876 million, respectively.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

AEFA reported net income of $157 million for the second quarter of 2003, up 8 percent from $145 million in the same period a year ago. Total revenues increased 11 percent primarily due to higher investment income and higher insurance premiums partially offset by lower management fees resulting from lower average managed asset levels. In addition, 2002 investment income included an investment loss of $78 million on WorldCom debt holdings ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture).

Investment income increased 31 percent as higher levels of invested assets and the effect of the 2002 WorldCom loss noted above were partially offset by a lower average yield. For the quarter ended June 30, 2003, $64 million of total investment gains were more than offset by $80 million of impairments and losses. Included in these total investment gains and losses are $63 million of gross realized gains and $13 million of gross realized losses from sales of securities, as well as $45 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. For the quarter ended June 30, 2002, $58 million of total investment gains were more than offset by $143 million of impairments and losses. Investment impairments and losses included a $78 million pretax investment loss related to WorldCom debt holdings. Included in these total investment gains and losses are $57 million of gross realized gains and $14 million of gross realized losses from sales of securities, as well as $108 million of other-than-temporary impairment losses, classified as Available-for-Sale.

Management and distribution fees declined 6 percent when compared to the same period a year ago. Management fees declined primarily due to lower average assets under management, reflecting the negative impact of weak equity market conditions prior to the second quarter of 2003 and net outflows within both institutional and retail activities over the past year. Distribution fees were flat as the impact of substantially lower mutual fund sales was offset by greater limited partnership product sales and increased brokerage-related activities. Other revenues increased 15 percent due to strong property-casualty and higher life insurance-related revenues coupled with higher financial planning and advice service fees.

In the following table, the Company presents AEFA's aggregate revenues for the three months ended June 30, 2003 and 2002 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

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

                                                                                                Three Months Ended June 30,
                                                                                          ------------------------------------------
(Millions)                                                                                      2003                    2002
                                                                                          -----------------      -------------------
Total GAAP revenues                                                                            $ 1,496                 $ 1,351
  Less:  Provision for losses and benefits --
    Annuities                                                                                      280                     245
    Insurance                                                                                      187                     181
    Investment certificates                                                                         59                      32
                                                                                          -----------------      -------------------
      Total                                                                                        526                     458
                                                                                          -----------------      -------------------
Net revenues                                                                                   $   970                 $   893
                                                                                          =================      ===================

The provision for losses and benefits for annuities increased 14 percent due to higher average inforce levels and the effect of appreciation in the S&P 500 on equity indexed annuities this period versus depreciation in the same period a year ago, partially offset by lower crediting rates. Insurance provisions for losses and benefits increased 4 percent due to higher inforce levels across all products, which were partially offset by lower life insurance crediting rates. Investment certificate provisions for losses and benefits increased 83 percent due to the effect on the stock market certificate product of appreciation in the S&P 500 this period versus depreciation in the year ago period and higher average reserve levels, partially offset by lower crediting rates.

Human resources expense increased 3 percent reflecting merit increases, higher employee benefits and management incentive costs for home office employees, partially offset by lower field force compensation-related costs and the benefits of reengineering and cost-containment initiatives within the home office, where the average number of employees was down 3 percent. Other operating expenses increased 23 percent due to the impact of fewer capitalized costs, which is the result of the comprehensive review of DAC-related practices completed during the third quarter of 2002 and a higher minority interest expense for premium deposits related to the joint venture with AEB. In addition, the second quarter 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.


RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

AEFA reported net income of $290 million for the six months ended June 30, 2003, down 11 percent from $327 million in the same period a year ago. Total revenues increased 4 percent primarily due to higher investment income and higher insurance premiums partially offset by lower management and distribution fees resulting from lower average managed asset levels and lower mutual fund sales. In addition, 2002 investment income included an investment loss of $78 million on WorldCom debt holdings ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture).

Investment income increased 17 percent as higher levels of invested assets and the effect of the 2002 WorldCom loss noted above were partially offset by a lower average yield. For the six months ended June 30, 2003, $251 million of total investment gains were more than offset by $262 million of impairments and losses. Included in these total investment gains and losses are $249 million of gross realized gains and $62 million of gross realized losses from sales of securities, as well as $158 million of other-than-temporary investment impairment losses, classified as Available-for-Sale. For the six months ended June 30, 2002, $115 million of total investment gains were more than offset by $208 million of impairments and losses. Investment impairments and losses included a $78 million pretax investment loss related to WorldCom debt holdings. Included in these total investment gains and losses are $100 million of gross realized gains and $45 million of gross realized losses from sales of securities, as well as $117 million of other-than-temporary impairment losses, classified as Available-for-Sale.

Management and distribution fees declined 9 percent when compared to the same period a year ago. Management fees declined primarily due to lower average assets under management, reflecting the negative impact of weak equity market conditions and net outflows within both institutional and retail activities over the past year. Distribution fees decreased as a result of lower mutual fund sales partially offset by greater limited partnership product sales and higher fees from variable annuity and variable life products. Other revenues increased 11 percent due to higher property-casualty and life insurance-related revenues coupled with higher financial planning and advice service fees.

In the following table, the Company presents AEFA's aggregate revenues for the six months ended June 30, 2003 and 2002 on a basis that is net of provisions for losses and benefits (see three month discussion for reasons for this presentation).

                                                                                                     Six Months Ended June 30,
                                                                                              --------------------------------------
(Millions)                                                                                          2003                   2002
                                                                                              -----------------      ---------------
Total GAAP revenues                                                                                $ 2,907                $ 2,785
  Less: Provision for losses and benefits --
    Annuities                                                                                          553                    492
    Insurance                                                                                          379                    352
    Investment certificates                                                                            100                     84
                                                                                              -----------------      ---------------
      Total                                                                                          1,032                    928
                                                                                              -----------------      ---------------
Net revenues                                                                                       $ 1,875                $ 1,857
                                                                                              =================      ===============

The provision for losses and benefits for annuities increased 12 percent due to higher average inforce levels, the effect of appreciation this year versus depreciation last year on equity indexed annuities and increased costs related to guaranteed minimum death benefits, partially offset by lower crediting rates. Insurance provisions for losses and benefits increased 8 percent due to higher inforce levels, across all products, and higher claims, partially offset by lower crediting rates. Investment certificate provisions for losses and benefits increased 19 percent due to the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year and higher average reserve levels, partially offset by lower crediting rates.

Human resources expense declined slightly primarily due to lower field force compensation-related costs and the benefits of reengineering and cost-containment initiatives within the home office, where the average number of employees was down 5 percent. These decreases were partially offset by merit increases and higher employee benefits and management incentive costs for home office employees. Other operating expenses increased 20 percent due to the impact of fewer capitalized costs, which is the result of the comprehensive review of DAC-related practices completed during the third quarter of 2002, the impact of outsourcing agreements, which resulted in the transfer of costs from human resources, and a higher minority interest expense for premium deposits related to a joint venture with AEB. In addition, 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.

DEFERRED ACQUISITION COSTS

AEFA's DAC represents the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, insurance and certain mutual fund products. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis.

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

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                                                         June 30,                  December 31,
                                                                                           2003                        2002
                                                                                   ---------------------       ---------------------
 (Millions)                                                                            (Unaudited)
 Life and health insurance                                                                $ 1,659                     $ 1,654
 Annuities                                                                                  1,787                       1,656
 Other                                                                                        426                         473
                                                                                   ---------------------       ---------------------
       Total                                                                              $ 3,872                     $ 3,783
                                                                                   =====================       =====================

IMPACT OF RECENT MARKET-VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC, asset management fees, structured investments and guaranteed minimum death benefits
(GMDB). The direction and magnitude of the changes in equity markets can increase or decrease DAC expense levels and asset management fees and correspondingly affect results of operations in any particular period.

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

Another area impacted by market-based events is guaranteed minimum death benefits. The majority of the variable annuity contracts offered by AEFA contain GMDB provisions. The standard guaranteed minimum death benefit in the current "flagship" annuity offered by IDS Life and IDS Life of New York, American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value on the date of death, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payment and minus adjusted partial surrenders since that anniversary.

To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, AEFA currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for both the three months ended June 30, 2003 and 2002 were $7 million. Amounts expensed for the six months ended June 30, 2003 and 2002, were $19 million and $13 million, respectively. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to guaranteed minimum death benefits. The impact of that requirement as well as other provisions of SOP 03-1 are currently being evaluated.

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent the yield on AEFA's invested asset portfolio declines below its target spread plus the minimum guarantee, AEFA's profitability would be negatively affected.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)

                                         June 30,            December 31,        Percentage          June 30,          Percentage
                                           2003                 2002             Inc/(Dec)             2002             Inc/(Dec)
                                    -------------------   -----------------   ----------------   ------------------   --------------
                                       (Unaudited)                                                  (Unaudited)
Investments                               $  42.4              $  38.2              11.1%              $ 33.9              25.1%
Separate account assets                   $  24.1              $  22.0               9.4               $ 24.6              (2.1)
Total assets                              $  76.3              $  73.7               3.4               $ 69.0              10.6
Client contract reserves                  $  40.2              $  37.3               7.6               $ 34.0              18.4
Total liabilities                         $  69.6              $  67.4               3.2               $ 63.3              10.1
Total shareholder's equity                $   6.7              $   6.3               6.2               $  5.7              16.6
Return on average total
  shareholder's equity*                       9.6%                10.9%               --                 11.6%               --

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Investments increased compared to June 30, 2002 primarily as a result of positive net cash flows and the impact of unrealized appreciation in the investment portfolio versus a year ago. Unrealized appreciation on Available-for-Sale securities is substantially impacted by changes in market rates of interest. At June 30, 2003, high-yield investments (excluding net unrealized appreciation and depreciation) were 6 percent of the total investment portfolio, consistent with December 31, 2002 and June 30, 2002.

AEFA holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs), some of which are also managed by AEFA. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2003, the carrying values of the CDO residual tranches and SLT notes were $18 million and $670 million, respectively. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, AEFA's return is based on a reference portfolio of loans. The carrying value of the CDO and SLT investments and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and SLTs is limited to the carrying value of such investments, they are volatile investments and have a substantial degree of risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount. See Note 1 to the Consolidated Financial Statements.

During 2001 the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $905 million, into a securitization trust. In return, the Company received $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of June 30, 2003, the retained interests had a carrying value of $712 million, of which $529 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

Separate account assets decreased from the prior year due to net outflows, partially offset by market appreciation.

Client contract reserves increased 18 percent when compared to June 30, 2002 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.

On June 16, 2003, the Company announced an agreement for AEFA to acquire Threadneedle Asset Management Holdings LTD. The transaction, which is subject to regulatory approval, is expected to close in the second half of the year and has been valued at approximately $570 million and will be paid in cash on completion. Threadneedle is one of the premier asset management organizations in the United Kingdom, with more than $75 billion in assets under management.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2003 AND
2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                     Three Months Ended                          Six Months Ended
(Dollars in millions)                                      June 30,                                   June 30,
                                                   ------------------------    Percentage    ------------------------    Percentage
                                                      2003         2002        Inc/(Dec)        2003         2002         Inc/(Dec)
                                                   -----------   ----------   ------------   ----------   -----------   ------------
Net revenues:
  Interest income                                     $ 148         $ 149          (0.7)%       $ 297       $ 292             1.9%
  Interest expense                                       57            60          (4.7)          117         118            (0.6)
                                                   -----------   ----------                  ----------   -----------
    Net interest income                                  91            89           1.9           180         174             3.5
  Commissions and fees                                   57            53           7.5           112         103             8.0
  Foreign exchange income & other revenues               52            38          35.9           105          81            29.7
                                                   -----------   ----------                  ----------   -----------
    Total net revenues                                  200           180          10.8           397         358            10.8
                                                   -----------   ----------                  ----------   -----------
Expenses:
  Human resources                                        64            60           5.0           125         115             7.0
  Other operating expenses                               70            55          27.5           143         117            22.5
  Provision for losses                                   27            38         (27.6)           61          79           (22.1)
                                                   -----------   ----------                  ----------   -----------
    Total expenses                                      161           153           5.1           329         311             5.4
                                                   -----------   ----------                  ----------   -----------
Pretax income                                            39            27          43.4            68          47            46.5
Income tax provision                                     12             9          39.5            22          16            41.3
                                                   -----------   ----------                  ----------   -----------
Net income                                           $   27        $   18          45.2        $   46      $   31            49.1
                                                   ===========   ==========                  ==========   ===========

AEB reported net income of $27 million and $46 million for the three and six months ended June 30, 2003, respectively, up from $18 million and $31 million, respectively, for the same periods a year ago. Net interest income rose in both periods primarily due to lower funding costs on the investment portfolio and the addition of the remaining 50 percent of AEB's Brazil joint venture, which was purchased in the third quarter of 2002. These increases were partially offset by declining loan balances in Corporate Banking and Personal Financial Services (PFS). Commissions and fees increased 8 percent in both periods, primarily due to higher fees in the Financial Institutions Group
(FIG) and Private Banking, partially offset by reduced Corporate Banking and PFS activities. Foreign Exchange income and other revenues rose 36 percent and 30 percent, respectively, due to higher earnings within the premium deposits joint venture with AEFA resulting partly from the negative effect on 2002 revenue from AEB's share of the WorldCom investment loss, higher client activity in Private Banking, and higher mark-to-market gains on FIG investments in mutual funds.

For the three and six months ended June 30, 2003, combined human resources and other operating expenses rose 16 percent and 15 percent, respectively, from the same periods a year ago, reflecting an increase in the average number of employees resulting from the 2002 purchase of the remaining 50 percent of AEB's Brazil joint venture, greater technology costs, employee merit increases, and higher employee benefits and management incentive costs.

Provision for losses decreased 28 percent and 22 percent, respectively, as bankruptcy related write-offs in the consumer lending portfolio in Hong Kong continued to stabilize, although they still remain high relative to historical levels.

LIQUIDITY AND CAPITAL RESOURCES

               SELECTED STATISTICAL AND BALANCE SHEET INFORMATION

                                                    June 30,        December 31,      Percentage        June 30,        Percentage
(Dollars in billions, except where indicated)         2003              2002           Inc/(Dec)          2002          Inc/(Dec)
                                                  --------------   --------------   ---------------   ------------    --------------
                                                   (Unaudited)                                        (Unaudited)
Total assets                                      $         13.8   $         13.2         4.0%        $       12.0         14.8%
Total liabilities                                 $         12.8   $         12.3         4.2         $       11.2         14.6
Total shareholder's equity (millions)             $          955   $          947         0.8         $        812         17.5
Return on average total common
  shareholder's equity(A)                                   11.4%            10.6%         --                 (0.4)%         --
Return on average assets(B)                                 0.75%            0.66%         --                (0.02)%         --
Total loans                                       $          5.8   $          5.6         4.0         $        5.6          4.7
Total non-performing loans (millions)(C)          $          102   $          119       (14.3)        $        121        (15.5)
Other non-performing assets (millions)            $           16   $           15         4.3         $          2            #
Reserve for credit losses (millions)(D)           $          151   $          158        (4.7)        $        160         (5.6)
Loan loss reserves as a
  percentage of total loans                                  2.4%             2.7%         --                  2.8%          --
Total Personal Financial Services (PFS) loans     $          1.5   $          1.6        (8.3)        $        1.8        (17.2)
30+ days past due PFS loans as a  percentage
  of total                                                  5.5%             5.4%         --                  4.6%          --
Deposits                                          $         10.1   $          9.5         6.4         $        8.7         15.6
Assets managed(E)/administered                    $         14.1   $         12.5        12.7         $       12.4         14.3
Assets of non-consolidated joint ventures         $          1.8   $          1.8        (1.9)        $        1.9         (2.6)

Risk-based capital ratios:
   Tier 1                                                   10.5%            10.9%         --                 10.1%          --
   Total                                                    10.7%            11.4%         --                 10.6%          --
Leverage ratio                                               5.5%             5.3%         --                  5.2%          --

# -  Denotes a variance of more than 100%.

(A) Computed on a trailing 12-month basis using total common shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
(B) Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.
(C) AEB defines non-performing loans as loans (other than smaller-balance homogeneous loans which may include, but are not limited to, consumer installment and residential mortgage loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined or when a loan becomes 120 or 180 days past due, depending on loan type.
(D)  Allocation (millions):

      Loans                                       $          142   $          151                     $        153
      Other assets, primarily foreign
        exchange and other derivatives                         5                6                                6
      Unfunded contingents                                     4                1                                1
                                                  --------------   --------------                     ------------
        Total reserve for credit losses           $          151   $          158                     $        160
                                                  ==============   ==============                     ============

(E)  Includes assets managed by American Express Financial Advisors.

AEB had worldwide loans outstanding at June 30, 2003 of approximately $5.8 billion, up from $5.6 billion at both December 31, 2002 and June 30, 2002. The increase since June 30, 2002 resulted from a $200 million increase in consumer and private banking loans and a $200 million increase in financial institution loans, offset by a $200 million net decrease in corporate and other banking loans. As of June 30, 2003, consumer and private banking loans comprised 66 percent of total loans, which is consistent with both December 31, 2002 and June 30, 2002.

Total non-performing loans of $102 million at June 30, 2003 decreased from $119 million at December 31, 2002 and $121 million at June 30, 2002 as AEB continues to wind down its Corporate Banking business. The decreases reflect loan payments and write-offs, partially offset by net downgrades, mostly in Egypt and India.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.8 billion and $7.4 billion to AEB's credit exposures at June 30, 2003 and 2002, respectively. Included in the $7.8 billion of additional exposures are relatively lower risk cash and securities-related balances totaling $5.8 billion at June 30, 2003.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $56 million and $100 million for the three and six months ended June 30, 2003, respectively, compared with net expenses of $45 million and $89 million in the same periods a year ago. Included in the results for the six months ended June 30, 2002 is a first quarter $46 million ($39 million after-tax) preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses for business building initiatives. This dividend related to a security that matured in May 2002. The increase in current year net expenses versus the prior periods is a result of a lower tax benefit due to the loss of the Lehman Brothers dividend.

OTHER REPORTING MATTERS
ACCOUNTING DEVELOPMENTS

In January 2003, the Financial Accounting Standards Board (FASB) issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. Certain disclosures are required for financial statements issued after January 31, 2003 and are addressed along with the preliminary estimates of the impact of adopting FIN 46 in Note 1 to the Consolidated Financial Statements.

In April 2003, the FASB issued Statement of Financial Accounting Standards Board (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The Statement is effective for contracts entered into or modified and hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability; many of those instruments were previously classified as equity. The Statement is effective for financial instruments entered into or modified after May 31, 2003, and for all others, July 1, 2003. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by AEFA. The SOP is required to be adopted on January 1, 2004. See AEFA's Impact of Recent Market-Volatility on Results of Operations section of MD&A for further discussion.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Disclosure Controls and Procedures.

     The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b)  Internal Control Over Financial Reporting.

     There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "should," "could," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the company's revenues; the company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability of the company to generate sufficient revenues for expanded investment spending, to actually spend such funds over the remainder of the year to the extent available, particularly if funds for discretionary spending are higher than anticipated, and to capitalize on such investments to improve business metrics; credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover Deferred Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the level of guaranteed minimum death benefits paid to clients; potential deterioration in AEFA's high-yield and other investments, which could result in further losses in AEFA's investment portfolio; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of re-engineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such re-engineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on the company's businesses and infrastructure, including information technology systems, of terrorist attacks, disasters or other catastrophic events in the future; the impact on the company's businesses resulting from the recent war in Iraq and its aftermath and other geopolitical uncertainty; the overall level of consumer confidence; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending and revolving credit, sustain premium discount rates, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services business; the impact of severe acute respiratory syndrome (SARS) on consumer and business spending on travel, including its potential spread to the United States and other locales that have not, to date, been significantly affected; the ability to manage and expand cardmember benefits, including Membership Rewards(R), in a cost effective manner; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; successfully cross-selling financial, travel, card and other products and services to the company's customer base, both in the U.S. and internationally; a downturn in the company's businesses and/or negative changes in the company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the costs and integration of acquisitions; the ability to accurately interpret and apply FASB Interpretation No. 46, the recently issued accounting rule related to the consolidation of variable interest entities, including those involving collateralized debt obligations (CDOs) and secured loan trusts (SLTs) that the company manages and/or invests in, and the impact of the rule on both the company's balance sheet and results of operations, which could be greater or less than that estimated by management to the extent that certain assumptions have to be revised, such as estimates of the valuations of the underlying collateral of the CDO or SLT structures, or the application of the rule to certain types of structures has to be re-evaluated; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in the company's Annual Report on Form 10-K for the year ended December 31, 2002, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

        The Company and its subsidiaries are involved in a number of legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Report on Form 10-Q for the quarter ended March 31, 2003.

        On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action against American Express Company, American Express Travel Related Services Company, Inc. ("TRS") and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on revolving credit cards and that AECB and TRS improperly applied credits for returned merchandise against balance transfer balances. Lindmark asserted various claims including violation of the federal Truth in Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action sought statutory and actual damages, restitution and injunctive relief. Although the Company believed it had meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement to settle the lawsuit. On April 23, 2003 the court approved the proposed settlement filed by the parties. The settlement provides for certification of two classes. The first class, defined as the "finance charge" class, includes all customers who incurred finance charges between August 1994 and September 2002. The proposed settlement of the first class consists of a settlement fund in the amount of $15,950,000 that will be distributed on a pro rata basis to those class members who are entitled to a refund. The second class, defined as the "delayed notice" class, includes all customers who did not receive change in terms notices and who, as a result, incurred increased charges between September 2001 and September 2002. In April 2003, these class members received a refund of charges affected by the terms changes that were incurred during the class period. In May 2003, a group of class members whose objections to the settlement were overruled by the District Court filed a notice of appeal of the District Court's final approval order and judgment to the United States Court of Appeals for the Ninth Circuit. The objectors' opening brief is presently due to be filed in early September 2003. The Company has made appropriate reserves for the settlement amounts.

        Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In Re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 time frame. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys fees and costs, and interest. The Company has filed a motion to dismiss the complaint and is awaiting the court's ruling on such motion.

        On October 2, 2002, a shareholder derivative suit was filed in the Supreme Court of New York against certain former and present officers and directors of the company. The company was also named as a nominal defendant. The matter is captioned: Lukowski v. Akerson et al. The complaint alleged that the officers and directors failed to exercise their duties and obligations in connection with the Company's investments in high yield bonds and the subsequent write downs in the 2000-2001 time frame. The action sought damages against the officers and directors of the Company. The action has been voluntarily withdrawn by the plaintiff without prejudice.

        In April 2003, a purported class action, captioned Rubin v. American Express Travel Related Services Co. Inc. et al. (formerly captioned Faulkner v. American Express Travel Related Services Co. Inc. et al.), was filed against the Company and TRS in the Circuit Court, Third Judicial Circuit, Madison County, Illinois. The plaintiff alleges that the Company wrongfully collected conversion fees assessed on transactions made in a foreign currency. The complaint alleges causes of actions for unjust enrichment, breach of contract and statutory fraud under the Illinois Consumer Fraud Act. The plaintiff is seeking an unspecified amount of damages. The defendants were served with the complaint in June 2003.

        In May 2003, a purported class action, captioned Angie Arambula, et al. v. American Express Company, et al., was filed in the Cameron County District Court for the State of Texas, 103rd Judicial District. In the complaint, plaintiffs Angie Arambula and Wayne Dodd assert causes of action for violation of the Texas Deceptive Trade Practices Act, unjust enrichment and breach of contract. The plaintiffs allege that the defendants failed properly to disclose a purported transaction fee that is assessed on purchases of goods and/or services in a foreign currency and further allege that the defendants include in their cardmember agreements unconscionable and unlawful arbitration provisions. Based on these allegations, the plaintiffs seek injunctive relief, unspecified damages and treble damages, restitution and attorneys' fees and costs. The defendants have not yet been served with the complaint relating to the action.

        In June 2003, a purported class action, captioned Bernd Bildstein v. American Express Company, et al., was filed in the Queens County Supreme Court for the State of New York. In the complaint, plaintiff asserts a cause of action for violation of New York General Business Law Section 349. Plaintiff alleges that the defendants failed properly to disclose a purported transaction fee that is assessed on purchases of goods and/or services in a foreign currency. Based on these allegations, plaintiff seeks unspecified damages and attorneys' fees.

        In early May 2003, a purported class action, captioned Phuong Corp. et al. v. American Express Company et al., was filed in the United States District Court for the Eastern District of New York against the Company and one of its subsidiaries. The plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and "debit cards." The plaintiffs seek injunctive relief and an unspecified amount of damages. Upon being advised that the Company intended to seek to compel arbitration of these claims pursuant to the plaintiffs' card acceptance agreements with the Company, the plaintiffs voluntarily dismissed their action without prejudice.

        In June 2003, a purported class action captioned Hudgins Moving & Storage Co., Inc. v. American Express Company et al., was filed in the Circuit Court for Davidson County, Tennessee against the Company and one of its subsidiaries making allegations similar to those in the Phuong action described above on behalf of a class of Tennessee merchants, alleging that the purported tying arrangements violated the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act of 1977. Defendants removed this action to the United States District Court for the Middle District of Tennessee. In July 2003, defendants moved to compel arbitration or, alternatively, to dismiss the complaint for failure to state a claim upon which relief can be granted.

        The Company has been advised that it and one of its subsidiaries have recently been named in two purported class actions captioned Aydin Inc. v. American Express Company et al. and Il Forno, Inc., et al. v. American Express Company et al., filed in the United States District Courts for the Eastern District of Louisiana and the Central District of California, respectively. To date, the Company has not been served in these actions. The Company understands that these complaints include allegations similar to those in the Phuong action and seek similar relief. The Company also understands that the Il Forno complaint also alleges that the Company maintains a monopoly through the inclusion of an arbitration provision in its merchant agreements.

        In May 2003, a purported class action captioned eGeneral Medical, Inc., et al. v. VISA U.S.A., Inc., was filed in the Eastern District of North Carolina alleging that the fees charged to Internet merchants when funds have been advanced by American Express and are later charged back to those merchants because a consumer transaction has been determined to be the result of fraud, or when a transaction has been disputed by the consumer and the dispute is resolved in the consumer's favor are excessive. The Plaintiffs seek treble damages in an unspecified amount "but which is, at a minimum, hundreds of millions of dollars," disgorgement of fees earned, injunctive and other relief.

        In July 2003, a motion to authorize a class action captioned Option Consommateurs and Normand Painchaud v. Amex Bank of Canada et al. was filed in the Superior Court of Quebec, District of Montreal. The motion, which also names as defendants Citibank Canada, MBNA Canada, Capital One and Royal Bank of Canada, alleges that the defendants have violated the Quebec Consumer Protection Act by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the Quebec Consumer Protection Act provisions which require a 21 day grace period prior to imposing finance charges applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the Act. The proposed class claims seek reimbursement of all finance charges imposed in violation of the Act, $200 in punitive damages per class member, interest and fees and costs.

        In July 2003, an NASD arbitration panel held Securities America, Inc. ("SAI"), a wholly-owned subsidiary of the Company, liable in connection with certain claims filed by clients of a former broker of SAI who adopted an assumed identity to work for SAI and then allegedly engaged in improper practices in connection with his clients and their accounts. The arbitration panel awarded the clients approximately
        $1.4 million in compensatory damages and approximately $4.1 million in punitive damages. SAI intends to seek to have the decision of the arbitration panel vacated. To date, nine additional actions by other clients of the former broker have been filed against SAI in various courts and before the NASD.

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

            In connection with these agreements, during the second quarter of 2003, the Company issued 28,451 common shares in April 2003 in respect of the monthly settlement for March 2003.

            The Company repaid the remaining balance of $335 million under the agreements and terminated the agreements on May 16, 2003, which resulted in the return to the Company of approximately 8.9 million shares.

            The issuances of common shares described above were exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) thereof, as a transaction not involving a public offering.


Item 4.     Submission of Matters to a Vote of Security Holders.

            For information relating to the matters voted upon at the Company's annual meeting of shareholders held on April 28, 2003, see the information set forth under the caption "Item 4. Submission of Matters to a Vote of Security Holders" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003, which is incorporated herein by reference.

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

            Form 8-K, dated May 21, 2003, Item 5, reporting on an increase in the quarterly dividend on the Company's common stock, payable August 8, 2003, to shareholders of record on July 3, 2003.

            Form 8-K, dated June 4, 2003, Item 9, reporting on a presentation delivered by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, at Sanford C. Bernstein & Co.'s Strategic Decisions Conference.

            Form 8-K, dated June 16, 2003, Item 9, reporting on the agreement to acquire Threadneedle Asset Management Holdings LTD from Zurich Financial Services Group.

            Form 8-K, dated July 15, 2003, Item 9, reporting on the agreement to acquire Rosenbluth International, Inc.

            Form 8-K, dated July 22, 2003, Item 5, reporting on the Company's reconciliation to U.S. GAAP of certain previously reported non-GAAP financial measures.

            Form 8-K, dated July 28, 2003, Items 9 and 12, reporting on the Company's financial results for the three and six months ended June 30, 2003, and including a 2003 Second Quarter Earnings Supplement.

            Form 8-K, dated August 6, 2003, Item 9, reporting on a presentation delivered by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, and Alfred F. Kelly, Jr., Group President, U.S. Consumer and Small Business Services, to the financial community.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN EXPRESS COMPANY
                                              (Registrant)

Date:  August 14, 2003                  By  /s/ Gary L. Crittenden
                                            ----------------------------------
                                            Gary L. Crittenden
                                            Executive Vice President and
                                            Chief Financial Officer


Date:  August 14, 2003                  By  /s/ Thomas A. Iseghohi
                                            ----------------------------------
                                            Thomas A. Iseghohi
                                            Senior Vice President and
                                            Comptroller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                                 Description
-------                                 -----------

12          Computation in Support of Ratio of Earnings to Fixed Charges.

15          Letter re Unaudited Interim Financial Information.

31.1 Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2 Certification of Gary L. Crittenden pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1 Certification of Kenneth I. Chenault and Gary L. Crittenden pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1 Presentation of revenue and expense reclassifications for the Company and its Travel Related Services segment for the quarterly period ended March 31, 2003 and for years ended December 31, 2002 and 2001 and each of the quarterly periods included therein.