Form 10-Q
period 2003-09-30
AMERICAN EXPRESS CO
filed 2003-11-14
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


         [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2003

                                      or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                         Commission file number 1-7657


                            AMERICAN EXPRESS COMPANY
             (Exact name of registrant as specified in its charter)


              New York                                13-4922250
-------------------------------------   -------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)


 World Financial Center, 200 Vesey Street, New York, NY           10285
--------------------------------------------------------     ----------------
      (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code    (212) 640-2000
                                                  ---------------------

                                  None
-----------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes  X      No
                                                       ------     ------

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).         Yes  X      No
                                                       ------     ------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Class                            Outstanding at October 31, 2003
------------------------------------------  ---------------------------------
 Common Shares (par value $.20 per share)          1,286,284,267 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                             Page No.
                                                                                             --------
Part I.           Financial Information:

                  Item 1. Financial Statements

                           Consolidated Statements of Income - Three months ended
                           September 30, 2003 and 2002                                             1

                           Consolidated Statements of Income - Nine months ended September
                           30, 2003 and 2002                                                       2

                           Consolidated Balance Sheets - September 30, 2003 and
                           December 31, 2002                                                       3

                           Consolidated Statements of Cash Flows - Nine months
                           ended September 30, 2003 and 2002                                       4

                           Notes to Consolidated Financial Statements                         5 - 11

                           Independent Accountants' Review Report                                 12

                  Item 2.  Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                               13 - 40

                  Item 4.  Controls and Procedures                                                40


Part II.          Other Information

                  Item 1.  Legal Proceedings                                                      43

                  Item 6.  Exhibits and Reports on Form 8-K                                       45

                  Signature                                                                       46

                  Exhibit Index                                                                  E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                       ----------------------------
                                                                           2003           2002
                                                                       ------------   -------------
    Revenues:
        Discount revenue                                                $   2,221      $   1,967
        Interest and dividends, net                                           730            759
        Management and distribution fees                                      603            551
        Cardmember lending net finance charge revenue                         450            380
        Net card fees                                                         462            439
        Travel commissions and fees                                           349            342
        Other commissions and fees                                            514            490
        Insurance and annuity revenues                                        345            303
        Securitization income, net                                            327            298
        Other                                                                 418            378
                                                                       ------------   -------------
           Total                                                            6,419          5,907
                                                                       ------------   -------------

    Expenses:
        Human resources                                                     1,559          1,414
        Provisions for losses and benefits:
           Annuities and investment certificates                              323            305
           Life insurance, international banking and other                    265            258
           Charge card                                                        213            191
           Cardmember lending                                                 279            319
        Marketing, promotion, rewards and cardmember services               1,016            805
        Professional services                                                 552            521
        Occupancy and equipment                                               361            349
        Interest                                                              239            264
        Communications                                                        126            126
        Restructuring charges                                                  (2)            (2)
        Other                                                                 424            398
                                                                       ------------   -------------
           Total                                                            5,355          4,948
                                                                       ------------   -------------

    Pretax income                                                           1,064            959
    Income tax provision                                                      294            272
                                                                       ------------   -------------

    Net income                                                          $     770      $     687
                                                                       ============   =============

    Earnings per common share:
        Basic                                                           $    0.60      $    0.52
                                                                       ============   =============
        Diluted                                                         $    0.59      $    0.52
                                                                       ============   =============

    Average common shares outstanding for earnings per common share:
        Basic                                                               1,278          1,323
                                                                       ============   =============
        Diluted                                                             1,297          1,330
                                                                       ============   =============

    Cash dividends declared per common share                            $    0.10      $    0.08
                                                                       ============   =============


                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                         Nine Months Ended
                                                                            September 30,
                                                                   ------------------------------
                                                                         2003            2002
                                                                   --------------   -------------
Revenues:
    Discount revenue                                                 $    6,349       $   5,809
    Interest and dividends, net                                           2,277           2,175
    Management and distribution fees                                      1,692           1,757
    Cardmember lending net finance charge revenue                         1,400           1,240
    Net card fees                                                         1,368           1,291
    Travel commissions and fees                                           1,062           1,039
    Other commissions and fees                                            1,490           1,423
    Insurance and annuity revenues                                        1,000             901
    Securitization income, net                                              968             883
    Other                                                                 1,192           1,093
                                                                   --------------   -------------
       Total                                                             18,798          17,611
                                                                   --------------   -------------

Expenses:
    Human resources                                                       4,625           4,346
    Provisions for losses and benefits:
       Annuities and investment certificates                                976             881
       Life insurance, international banking and other                      775             777
       Charge card                                                          626             723
       Cardmember lending                                                   888             955
    Marketing, promotion, rewards and cardmember services                 2,735           2,297
    Professional services                                                 1,577           1,397
    Occupancy and equipment                                               1,078           1,046
    Interest                                                                700             812
    Communications                                                          387             378
    Restructuring charges                                                    (2)            (21)
    Disaster recovery charge                                                  -              (7)
    Other                                                                 1,276           1,249
                                                                   --------------   -------------
       Total                                                             15,641          14,833
                                                                   --------------   -------------

Pretax income                                                             3,157           2,778
Income tax provision                                                        933             790
                                                                   --------------   -------------

Net income                                                           $    2,224       $   1,988
                                                                   ==============   =============

Earnings per common share:
    Basic                                                            $     1.73       $    1.50
                                                                   ==============   =============
    Diluted                                                          $     1.71       $    1.49
                                                                   ==============   =============

Average common shares outstanding for earnings per common share:
    Basic                                                                 1,287           1,324
                                                                   ==============   =============
    Diluted                                                               1,298           1,334
                                                                   ==============   =============

Cash dividends declared per common share                             $     0.28       $    0.24
                                                                   ==============   =============


                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                         September 30,     December 31,
                                                                              2003             2002
                                                                         --------------   -------------
                                                                           (Unaudited)
ASSETS
Cash and cash equivalents                                                    $  6,028        $ 10,288
Accounts receivable and accrued interest:
    Cardmember receivables, less reserves: 2003, $921; 2002, $930              25,473          25,403
    Other receivables, less reserves: 2003, $6; 2002, $28                       4,334           3,684
Investments                                                                    55,985          53,638
Loans:
    Cardmember lending, less reserves: 2003, $938; 2002, $1,030                21,618          21,574
    International banking, less reserves: 2003, $117; 2002, $151                6,118           5,466
    Other, net                                                                    735             782
Separate account assets                                                        27,610          21,981
Deferred acquisition costs                                                      4,041           3,908
Land, buildings and equipment - at cost, less accumulated
    depreciation: 2003, $2,859; 2002, $2,603                                    3,082           2,979
Other assets                                                                    8,939           7,550
                                                                         --------------   -------------
    Total assets                                                             $163,963        $157,253
                                                                         ==============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                          $ 19,492        $ 18,317
Travelers Cheques outstanding                                                   6,778           6,623
Accounts payable                                                                7,311           9,235
Insurance and annuity reserves:
    Fixed annuities                                                            26,312          23,411
    Life and disability policies                                                5,521           5,272
Investment certificate reserves                                                 8,941           8,666
Short-term debt                                                                15,592          21,103
Long-term debt                                                                 18,596          16,308
Separate account liabilities                                                   27,610          21,981
Guaranteed preferred beneficial interests in the Company's junior
    subordinated deferrable interest debentures                                     -             511
Other liabilities                                                              12,975          11,965
                                                                         --------------   -------------
    Total liabilities                                                         149,128         143,392
                                                                         --------------   -------------


Shareholders' equity:
    Common shares, $.20 par value, authorized 3.6 billion shares;
       issued and outstanding 1,285 million shares in 2003 and
       1,305 million shares in 2002                                               257             261
    Capital surplus                                                             5,942           5,675
    Retained earnings                                                           8,325           7,606
    Other comprehensive income (loss), net of tax:
       Net unrealized securities gains                                          1,099           1,104
       Net unrealized derivatives losses                                         (470)           (538)
       Foreign currency translation adjustments                                  (269)           (198)
       Minimum pension liability                                                  (49)            (49)
                                                                         --------------   -------------
    Accumulated other comprehensive income                                        311             319
                                                                         --------------   -------------
       Total shareholders' equity                                              14,835          13,861
                                                                         --------------   -------------
    Total liabilities and shareholders' equity                               $163,963        $157,253
                                                                         ==============   =============


                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                      Nine Months Ended
                                                                        September 30,
                                                                 -----------------------------
                                                                      2003           2002
                                                                 -------------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                         $   2,224       $   1,988
Adjustments to reconcile net income
     to net cash (used in) provided by operating activities:
        Provisions for losses and benefits                             1,805           2,143
        Depreciation, amortization, deferred taxes and other             772             234
        Non-cash portion of restructuring charges                         (2)            (21)
        Non-cash portion of disaster recovery charges                      -              (7)
        Changes in operating assets and liabilities, net of
         effects of acquisitions and dispositions:
          Accounts receivable and accrued interest                      (812)           (398)
          Other assets                                                (1,869)           (269)
          Accounts payable and other liabilities                        (986)             99
        Increase in Travelers Cheques outstanding                        150             555
        Increase in insurance reserves                                   198             190
                                                                 -------------   -------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                              1,480           4,514
                                                                 -------------   -------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                   11,357           9,267
Maturity and redemption of investments                                10,508           6,070
Purchase of investments                                              (23,608)        (16,471)
Net increase in cardmember loans/receivables                          (1,569)         (2,292)
Cardmember loans/receivables sold to trust, net                          357           4,339
Loan operations and principal collections, net                          (662)            (62)
Purchase of land, buildings and equipment                               (714)           (582)
Sale of land, buildings and equipment                                     39             113
Acquisitions, net of cash acquired                                      (530)            (55)
                                                                 -------------   -------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                   (4,822)            327
                                                                 -------------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customers' deposits                           871            (661)
Sale of annuities and investment certificates                          9,035           7,470
Redemption of annuities and investment certificates                   (5,805)         (4,307)
Net decrease in debt with maturities of three months or less          (3,709)         (9,501)
Issuance of debt                                                      12,483          15,263
Principal payments on debt                                           (11,938)        (11,282)
Redemption of preferred beneficial interests securities                 (500)              -
Issuance of American Express common shares                               271             124
Repurchase of American Express common shares                          (1,180)           (542)
Dividends paid                                                          (342)           (321)
                                                                 -------------   -------------
NET CASH USED IN FINANCING ACTIVITIES                                   (814)         (3,757)
                                                                 -------------   -------------

Effect of exchange rate changes on cash                                 (104)           (313)
                                                                 -------------   -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                  (4,260)            771

Cash and cash equivalents at beginning of period                      10,288           7,222
                                                                 -------------   -------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                         $   6,028       $   7,993
                                                                 =============   =============


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

     Cardmember lending net finance charge revenue is presented net of interest expense of $116 million and $124 million for the three months ended September 30, 2003 and 2002, respectively, and $360 million and $378 million for the nine months ended September 30, 2003 and 2002, respectively. Interest and dividends is presented net of interest expense of $53 million and $65 million for the three months ended September 30, 2003 and 2002, respectively, and $172 million and $188 million for the nine months ended September 30, 2003 and 2002, respectively, related primarily to the Company's international banking operations.

     At September 30, 2003 and December 31, 2002, cash and cash equivalents included $1.2 billion and $1.1 billion, respectively, segregated in special bank accounts for the benefit of customers.

     At September 30, 2003 and December 31, 2002, accounts receivable and accrued interest included $3.0 billion and $5.1 billion, respectively, of cardmember receivables which have been securitized through the issuance of trust certificates.

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities (VIEs). In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003 for VIEs created prior to February 1, 2003. An entity is subject to consolidation according to the provisions of FIN 46, if, by design, either
     (i) the total equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or, (ii) as a group, the holders of the equity investment at risk lack: (a) direct or indirect ability to make decisions about an entity's activities; (b) the obligation to absorb the expected losses of the entity if they occur; or (c) the right to receive the expected residual returns of the entity if they occur. In general, FIN 46 requires a VIE to be consolidated when an enterprise has a variable interest that will absorb a majority of the VIE's expected losses or receive a majority of the VIE's expected residual return.

     The variable interest entities primarily impacted by FIN 46 relate to structured investments, including collateralized debt obligations (CDOs) and secured loan trusts (SLTs), which are both managed and partially owned in the Company's American Express Financial Advisors (AEFA) operating segment. FIN 46 does not impact the accounting for qualified special purpose entities as defined by SFAS No. 140, "Accounting for

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     Transfers and Servicing of Financial Assets and Extinguishments of Debt," such as the Company's credit card securitizations, as well as the CDO securitization trust established in 2001. That trust contains a majority of the Company's rated CDOs whose retained interest in the trust had a carrying value of $734 million at September 30, 2003, of which $551 million is considered investment grade. Separately, FIN 46 is not expected to impact the accounting for an additional $29 million in rated CDO tranches or $27 million of minority-owned SLTs, both of which are managed by third parties.

     The CDO entities impacted by FIN 46 contain debt issued to investors which is non-recourse to the Company and solely supported by portfolios of high-yield bonds and loans. AEFA manages the portfolios of high-yield bonds and loans for the benefit of CDO debt held by investors and often retains an interest in the residual and rated debt tranches of the CDO structures. The SLTs impacted by FIN 46 provide returns to investors primarily based on the performance of an underlying portfolio of high-yield loans which are managed by AEFA.

     Detailed interpretations of FIN 46 continue to emerge and the FASB's statement delaying its implementation indicated that the FASB intends to issue further interpretations over the next few months. Accordingly, the Company decided to delay its planned third quarter 2003 adoption of FIN 46 until the revised effective date of December 31, 2003. In July 2003, the Company preliminarily estimated that the consolidation of FIN 46-related entities could result in a cumulative effect of accounting change that would reduce third quarter 2003 net income through a non-cash charge of approximately $150 million ($230 million pretax) with the consolidation of up to $2 billion of related assets. Based on the Company's current interpretation of the rules and market factors as of September 30, 2003, the charge would be lower than preliminarily estimated. However, the charge upon adoption will be dependent upon further interpretations of FIN 46 and market factors as of December 31, 2003. Taken together, over the lives of the structures subject to FIN 46 through their maturity, the Company's maximum cumulative exposure to pretax loss as a result of its investment in these entities is represented by the carrying values at September 30, 2003. Those carrying values include CDO residual tranches and the SLTs having an adjusted cost basis of $18 million and $652 million, respectively.

     The initial charge related to the application of FIN 46 for CDOs and SLTs will have no cash flow effect on the Company. Ongoing valuation adjustments specifically related to the application of FIN 46 to the CDOs are also non-cash items and will be reflected in the Company's quarterly results until their maturity. Subsequent to the December 31, 2003 FIN 46 adoption, these ongoing valuation adjustments, which will be reflected in operating results over the then remaining lives of the structures subject to FIN 46 and which will be dependent upon market factors during such time, will result in periodic gains or losses. The Company expects, in the aggregate, such gains or losses related to the CDOs, including the December 31, 2003 implementation charge, to reverse themselves over time as the structures mature, because the debt issued to the investors in the CDOs is non-recourse to the Company, and further reductions in the value of the related assets will be absorbed by the third party investors. To the extent losses are incurred in the SLT portfolio, further charges could be incurred which may or may not be reversed.

     In April 2003, the FASB issued Statement of Financial Accounting Standards Board (SFAS) No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. The adoption of this Statement did not have a material impact on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." The Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability; many of those instruments were previously classified as equity. The adoption of this Statement did not have a material impact on the Company's financial statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     In July 2003, the American Institute of Certified Public Accountants issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by AEFA. SOP 03-1 is required to be adopted on January 1, 2004 and any impact will be recognized as a cumulative effect of change in accounting principle in the Company's March 31, 2004
     Statement of Income.


2.   STOCK-BASED COMPENSATION

     At September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2002 Annual Report to Shareholders. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The fair value of each option is estimated on the date of grant using a Black-Scholes option-pricing model. Prior to 2003, the Company accounted for those plans under the recognition and measurement provisions of Accounting Principles Board (APB) Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Prior to the adoption of the fair value recognition provisions of SFAS No. 123 in 2003, no employee compensation cost was recorded in net income for stock options granted, since all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. For the three and nine months ended September 30, 2003, the Company expensed $7 million and $17 million after-tax, respectively, related to stock options granted in 2003.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended APB Opinion 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25. The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three and nine-month periods ended September 30, 2003 and 2002:

                                                               Three Months Ended        Nine Months Ended
     (Millions, except per share amounts)                         September 30,            September 30,
                                                              ---------------------   -----------------------
                                                                2003         2002        2003         2002
                                                              ---------   ---------   ----------   ----------
     Net income as reported                                    $  770      $  687      $ 2,224      $ 1,988
       Add:  Stock-based employee compensation included
          in reported net income, net of related tax effects       22           9           60           19
       Deduct:  Total stock-based employee compensation
         expense determined under fair value based
         method, net of related tax effects                       (89)        (90)        (262)        (265)
                                                              ---------   ---------   ----------   ----------
     Pro forma net income                                      $  703      $  606      $ 2,022      $ 1,742
                                                              =========   =========   ==========   ==========

     Basic EPS:
       As reported                                             $ 0.60      $ 0.52      $  1.73      $  1.50
       Pro forma                                               $ 0.55      $ 0.46      $  1.57      $  1.32
     Diluted EPS:
       As reported                                             $ 0.59      $ 0.52      $  1.71      $  1.49
       Pro forma                                               $ 0.54      $ 0.46      $  1.56      $  1.31

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


3.   INVESTMENT SECURITIES

     The following is a summary of investments at September 30, 2003 and December 31, 2002:

                                                  September 30,     December 31,
                                                      2003             2002
                                                  --------------   -------------
     (Millions)                                                      (Audited)
     Available-for-Sale, at fair value
       (cost: 2003, $49,301; 2002, $47,321)          $ 51,125         $ 49,102
     Investment loans, at cost
       (fair value: 2003, $4,209; 2002, $4,405)         3,822            3,981
     Trading                                            1,038              555
                                                  --------------   -------------
       Total                                         $ 55,985         $ 53,638
                                                  ==============   =============

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $41 million and $118 million for the three months ended September 30, 2003 and 2002, respectively, of which $32 million and $108 million, respectively, related to AEFA. Gross realized losses on sales of securities classified as Available-for-Sale were $37 million and $60 million for the same periods, of which $37 million and $59 million, respectively, related to AEFA. The Company also recognized other-than-temporary impairment losses on AEFA's Available-for-Sale securities of $5 million and $52 million for the three months ended September 30, 2003 and 2002, respectively.

     Gross realized gains on sales of securities classified as Available-for-Sale, using the specific identification method, were $306 million and $233 million for the nine months ended September 30, 2003 and 2002, respectively, of which $281 million and $208 million, respectively, related to AEFA. Gross realized losses on sales of securities classified as Available-for-Sale were $100 million and $107 million for the same periods, of which $99 million and $104 million, respectively, related to AEFA. The Company also recognized other-than-temporary impairment losses on AEFA's Available-for-Sale securities of $163 million and $169 million for the nine months ended September 30, 2003 and 2002, respectively.


4.   GUARANTEES

     The Company, through its Travel Related Services (TRS) operating segment, provides certain cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that fall within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees as of September 30, 2003 would not exceed $84 billion. The total amount of related liability accrued at September 30, 2003 for such programs was $424 million, which management believes to be adequate based on historical experience. The Company has minimal collateral or other recourse provisions related to these guarantees.

     The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business, including financial letters of credit, performance guarantees and financial guarantees, among others that fall within the scope of FIN 45. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. Virtually all of these guarantees are collateralized or supported by other types of recourse provisions (i.e., pledged assets, primarily comprised of cash and time

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     deposits, and counter-guarantees). The following table provides information related to such guarantees as of September 30, 2003:

                                      Maximum amount
     (Millions)                       of undiscounted       Amount of related
     Type of Guarantee:               future payments           liability
                                      ----------------    -------------------
       Financial letters of credit          $  160                 $  1.1
       Performance guarantees                  140                    0.5
       Financial guarantees                    574                    0.5
                                      ----------------    -------------------
         Total                              $  874                 $  2.1
                                      ================    ===================


5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2003 and 2002 were as follows:

                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                    ------------------------   ----------------------
     (in millions)                                     2003         2002          2003        2002
                                                    ----------   -----------   ----------   ---------
     Net income                                      $   770       $  687        $2,224      $1,988
     Change in:
       Net unrealized securities gains                  (299)         549            (5)        797
       Net unrealized derivative losses                  146          (78)           68        (106)
       Foreign currency translation adjustments          (77)          40           (71)        (39)
                                                    ----------   -----------   ----------   ---------
     Total                                           $   540       $1,198        $2,216      $2,640
                                                    ==========   ===========   ==========   =========


6.   TAXES AND INTEREST

     Net income taxes paid during the nine months ended September 30, 2003 and 2002 were approximately $811 million and $758 million, respectively. Interest paid during the nine months ended September 30, 2003 and 2002 was approximately $1.2 billion and $1.3 billion, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   EARNINGS PER COMMON SHARE

     The computations of basic and diluted EPS for the three and nine months ended September 30, 2003 and 2002 are as follows:

                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                         -----------------------   ----------------------
     (in millions, except per share amounts)               2003         2002         2003        2002
                                                         ----------   ----------   ---------   ----------
     Numerator:  Net Income                               $   770      $   687       $2,224      $1,988

     Denominator:
       Basic:  Weighted-average shares outstanding
         during the period                                  1,278        1,323        1,287       1,324
       Add:  Dilutive effect of stock options and
         restricted stock awards                               19            7           11          10
                                                         ----------   ----------   ---------   ----------
       Diluted                                              1,297        1,330        1,298       1,334

     Basic EPS                                            $  0.60      $  0.52       $ 1.73      $ 1.50
     Diluted EPS                                          $  0.59      $  0.52       $ 1.71      $ 1.49

     Stock options having an exercise price greater than the average market price of the Company's common shares for each period presented are excluded from the computation of EPS, because the effect would be antidilutive. The number of these excluded stock options for the three months ended September 30, 2003 and 2002 was 37 million and 123 million, respectively. The number of these excluded stock options for the nine months ended September 30, 2003 and 2002 was 83 million and 102 million, respectively.


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

     The following tables present the results for these operating segments, based on management's internal reporting structure, for the three and nine months ended September 30, 2003 and 2002. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as on a GAAP basis. Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of Management's Discussion and Analysis (MD&A) for further information regarding the effect of securitizations on the financial statements. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


     (in millions)                           Three Months Ended         Nine Months Ended
                                                 September 30,            September 30,
                                            ----------------------    ----------------------
                                               2003        2002         2003         2002
                                            ---------    ---------    ---------    ---------
     REVENUES (GAAP BASIS):
     Travel Related Services                $  4,758     $  4,395     $ 13,978     $ 13,056
     American Express Financial Advisors       1,525        1,388        4,432        4,173
     American Express Bank                       199          199          596          557
     Corporate and Other                         (63)         (75)        (208)        (175)
                                            ---------    ---------    ---------    ---------
     Total                                  $  6,419     $  5,907     $ 18,798     $ 17,611
                                            =========    =========    =========    =========

     NET REVENUES (MANAGED BASIS):
     Travel Related Services                $  5,013     $  4,673     $ 14,713     $ 13,780
     American Express Financial Advisors         990          901        2,865        2,758
     American Express Bank                       199          199          596          557
     Corporate and Other                         (63)         (75)        (208)        (175)
                                            ---------    ---------    ---------    ---------
     Total                                  $  6,139     $  5,698     $ 17,966     $ 16,920
                                            =========    =========    =========    =========

     PRETAX INCOME (LOSS):
     Travel Related Services                $    892     $    798     $  2,687     $  2,286
     American Express Financial Advisors         224          205          611          659
     American Express Bank                        41           38          109           85
     Corporate and Other                         (93)         (82)        (250)        (252)
                                            ---------    ---------    ---------    ---------
     Total                                  $  1,064     $    959     $  3,157     $  2,778
                                            =========    =========    =========    =========

     NET INCOME (LOSS):
     Travel Related Services                $    606     $    553     $  1,824     $  1,585
     American Express Financial Advisors         197          152          487          479
     American Express Bank                        27           25           73           56
     Corporate and Other                         (60)         (43)        (160)        (132)
                                            ---------    ---------    ---------    ---------
     Total                                  $    770     $    687     $  2,224     $  1,988
                                            =========    =========    =========    =========

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of September 30, 2003 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2003 and 2002 and the consolidated statements of cash flows for the nine-month periods ended September 30, 2003 and 2002. These financial statements are the responsibility of the Company's management.

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

New York, New York
November 12, 2003

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


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

The Company's consolidated net income rose 12 percent to $770 million for the three-month period ended September 30, 2003 as compared to a year ago. Diluted earnings per share (EPS) rose 13 percent to $0.59 compared to $0.52 a year ago. On a trailing 12-month basis, return on average shareholders' equity (ROE) was
20.4 percent.

Consolidated revenues for the three months ended September 30, 2003 were $6.4 billion, up 9 percent from $5.9 billion in the same period a year ago reflecting 8 percent growth at TRS and 10 percent growth at AEFA, while revenues at American Express Bank (AEB) were flat. As discussed in further detail below, the increase in the third quarter was due primarily to increases in discount revenue, cardmember lending net finance charge revenue, management and distribution fees, insurance and annuity revenues, net securitization income and other revenues. These increases were partially offset by lower interest and dividend revenues. Translation of foreign currency revenues contributed approximately 2 percent of the 9 percent revenue growth rate.

Discount revenue at TRS rose 13 percent compared to a year ago as a result of a 15 percent increase in billed business partially offset by a lower discount rate. Interest and dividends decreased 4 percent primarily due to lower interest income on investment and liquidity pools held within card funding vehicles and lower Travelers Cheque investment income at TRS partially offset by higher investment income at AEFA reflecting higher levels of invested assets. Management and distribution fees increased 10 percent due to a 4 percent increase in management fees and an 18 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting improvement in equity market conditions, offset partially by net outflows within both institutional and retail activities over the past year. Distribution fees increased 18 percent due to greater limited partnership product sales, increased brokerage-related activities and greater mutual fund fees.

Cardmember lending net finance charge revenue at TRS increased 18 percent due to growth in the cardmember lending portfolio, partially offset by a lower yield. Net card fees increased 5 percent reflecting growth in cards-in-force and the benefit of selected annual fee increases. The average annual fee per proprietary card-in-force was $35 in 2003 versus $34 for the same period in 2002. Travel commissions and fees increased 2 percent primarily due to a 2 percent increase in travel sales, reflecting modest improvement within the travel environment. Other commissions and fees increased 5 percent partially due to higher commissions, fees and foreign exchange revenues at AEB. Insurance and annuity revenues increased 14 percent versus the same period a year ago primarily due to higher property-casualty and life insurance-related revenues at AEFA. Net securitization income at TRS rose 10 percent as a result of a higher average balance of cardmember lending securitizations. Other revenues increased 10 percent versus the same period a year ago primarily due to higher card-related revenues at TRS and higher financial planning and advice service fees at AEFA.

Consolidated expenses for the three months ended September 30, 2003 were $5.4 billion, up 8 percent from $4.9 billion for the same period in 2002 reflecting increases of 7 percent at TRS and 10 percent at AEFA and a 1 percent decrease at AEB. As discussed in further detail below, the increase in the third quarter of 2003 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, professional fees and other expenses offset by lower interest expense and the benefits of reengineering activities and expense control initiatives. Translation of foreign currency expenses contributed approximately 2 percent of the 8 percent expense growth rate.

Human resources expenses increased 10 percent versus last year due to merit increases, higher employee benefit expenses and increased management incentive costs, including higher stock-based compensation costs from both stock options and increased levels of restricted stock awards. This reflected the Company's decisions to modify its compensation practices, expense stock options beginning in January 2003 and eliminate the awarding of stock options for middle management and increase levels of restricted stock awards in their place. These increases were partially offset by lower staffing levels and a net $21 million favorable change in deferred acquisition costs (DAC) adjustments this year versus last year at AEFA.

Total provisions for losses and benefits increased 1 percent compared to last year, primarily driven by a 13 percent decline in the lending provision partially offset by an 11 percent increase in the charge card provision, both at TRS. The decrease in the lending provision at TRS was primarily due to strong credit quality as reflected in improved past due and write-off rates. Even so, reserve coverage ratios were maintained at the high end of historical levels. The increase in the provision on charge card products is primarily due to higher volumes. The net decrease at TRS was partially offset by a 6 percent net increase in annuity and investment certificates provisions at AEFA. Annuity provisions increased 7 percent primarily due to higher average inforce levels and the effect of appreciation in the S&P 500 on equity indexed annuities this period versus depreciation in the same period a year ago, partially offset by lower crediting rates. Investment certificates provisions were essentially flat as the effect on the stock market certificate product of appreciation in the S&P 500 this period versus depreciation in the year ago period and higher average reserves were offset by lower crediting rates.

Marketing, promotion, rewards and cardmember services expenses increased 26 percent versus a year ago primarily due to a 25 percent increase at TRS related to the continuation of brand advertising activities, a step-up in selected card acquisition activities and an increase in cardmember rewards and services expenses reflecting a continued increase in cardmember loyalty program participation and penetration. Increases in rewards expenses are anticipated to continue in the future as a result of such factors. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company. Professional services expense rose 6 percent versus the same period a year ago primarily due to greater business and service volume-related costs at TRS. Occupancy and equipment expense increased 4 percent primarily due to increased amortization of capitalized computer software costs versus the prior year. Interest expense declined 10 percent including a 25 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds, partially offset by a higher average receivable balance. Other expenses increased 7 percent primarily due to increased legal costs at AEFA.

In the third quarters of 2003 and 2002, the Company recognized a net benefit of $2 million ($1 million after-tax) from adjustments to restructuring reserves established in 2002 and 2001, respectively, at AEB.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

The Company's consolidated net income rose 12 percent to $2.2 billion for the nine-month period ended September 30, 2003 as compared to $2.0 billion in the same period a year ago. Diluted EPS rose 15 percent to $1.71 compared to $1.49 a year ago. On a trailing 12-month basis, ROE was 20.4 percent.

Consolidated revenues for the nine months ended September 30, 2003 were $18.8 billion, up 7 percent from $17.6 billion in the same period a year ago reflecting 7 percent growth at TRS, 6 percent growth at AEFA and 7 percent growth at AEB. As discussed in further detail below, the increase in 2003 was due primarily to increases in discount revenue, cardmember lending net finance charge revenue, interest and dividend revenues, insurance and annuity revenues, other revenues and securitization income. These increases were partially offset by lower management and distribution fees. Translation of foreign currency revenues contributed approximately 2 percent of the 7 percent revenue growth rate.

Discount revenue at TRS rose 9 percent compared to a year ago primarily as a result of a 12 percent increase in billed business partially offset by a lower discount rate. Interest and dividends increased 5 percent primarily due to higher invested assets and the effect of a 2002 $78 million investment loss related to the Company's WorldCom debt holdings, largely at AEFA, partially offset by lower average yields. Management and distribution fees declined 4 percent primarily due to lower average assets under management partially offset by higher distribution fees. Distribution fees increased due to greater limited partnership product sales and increased brokerage related activities which were partially offset by lower mutual fund sales.

Cardmember lending net finance charge revenue at TRS increased 13 percent due to growth in the cardmember lending portfolio partially offset by lower yields. Net card fees increased 6 percent reflecting 6 percent growth in cards-in-force as well as a shift in the mix of products. The average annual fee per proprietary card-in-force was $35 in 2003 and $34 in 2002. Travel commissions and fees increased 2 percent as higher revenue earned per dollar of sales was partially offset by a 3 percent decline in travel sales reflecting the weaker travel environment during 2003. Other commissions and fees increased 5 percent primarily due to higher card-related fees and assessments at TRS and higher commissions, fees and foreign exchange revenues at AEB. Insurance and annuity revenues increased 11 percent versus the same period a year ago primarily due to higher property-casualty and life insurance-related revenues at AEFA. Net securitization income at TRS rose 10 percent as a result of a higher average balance of cardmember lending securitizations. Other revenues increased 9 percent versus the same period a year ago primarily due to higher card-related revenues at TRS and higher financial planning and advice service fees at AEFA.

Consolidated expenses for the nine months ended September 30, 2003 were $15.6 billion, up 5 percent from $14.8 billion for the same period in 2002 reflecting increases of 5 percent at TRS, 9 percent at AEFA and 3 percent at AEB. As discussed in further detail below, the increase in 2003 was primarily driven by higher marketing, promotion, rewards and cardmember services, professional services and human resources expenses partially offset by lower interest expense and provision for losses. Translation of foreign currency expenses contributed approximately 2 percent of the 5 percent expense growth rate.

Human resources expense increased 6 percent versus last year due to increased costs related to merit increases, employee benefit expenses and management incentive costs, including higher stock-based compensation costs from both stock options and increased levels of restricted stock awards. This reflected the Company's decisions to modify its compensation practices, expense stock options beginning in January 2003 and eliminate the awarding of stock options for middle management and increase levels of restricted stock awards in their place. These increases were partially offset by lower staffing levels, a net $21 million favorable change in DAC adjustments this year versus last year at AEFA and the benefits of outsourcing which had the effect of moving certain technology related costs from human resources expense to professional services expense.

Total provisions for losses and benefits declined 2 percent compared to last year, primarily driven by a 13 percent decline in the charge card provision and a 7 percent decline in the lending provision, both at TRS. The decrease in the provisions at TRS was primarily due to strong credit quality as reflected in an improved past due and write-off rates, despite strengthening of reserve coverage ratios. These decreases were partially offset by an 11 percent net increase in annuity and investment certificates provisions at AEFA. Annuity provisions increased primarily due to higher inforce levels, the effect of appreciation in the S&P 500 on equity indexed annuities this year versus depreciation last year and increased costs related to guaranteed minimum death benefits, partially offset by lower crediting rates. Investment certificate provisions increased due to the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year and higher average reserve levels, partially offset by lower crediting rates.

Marketing, promotion, rewards and cardmember services expenses increased 19 percent versus a year ago primarily due to a 20 percent increase at TRS related to the continuation of brand advertising, new product advertising, an increase in selected card acquisition activities and higher cardmember rewards and services expenses reflecting higher volumes and greater program participation and penetration. Professional services expense rose 13 percent versus the same period a year ago primarily due to greater business and service volume-related costs and the impact of technology and service-related outsourcing agreements. Occupancy and equipment expense increased 3 percent as higher amortization of capitalized computer software costs was partially offset by the benefits of reengineering activities. Interest expense declined 14 percent including a 20 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds.
Other expenses increased 2 percent as the impact of fewer capitalized deferred acquisition costs at AEFA during the first six months of 2002 was partially offset by reengineering benefits.

In 2002, the Company recognized a net benefit of $21 million ($14 million after-tax) to adjust the restructuring reserves. In addition, 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims at AEFA.

OUTLOOK

The Company met all three of its long-term financial targets noted below during the third quarter while increasing the level of investment spending designed to generate both short- and long-term growth. The Company continues to expect that reengineering initiatives will deliver an estimated benefit of approximately $1.0 billion in 2003, including significant carry-over benefits from certain initiatives begun in prior periods. Revenue-related reengineering activities are driving a growing portion of the total benefits, including approximately 25 percent of the benefits expected to be delivered in 2003. The Company plans to continue a higher level of investment spending through the remainder of 2003. Based on the momentum built from its investment spending over the past year and the recent strengthening in the economy, the Company believes that 2003
EPS before the impact of accounting changes will be at the higher end of its previous guidance of $2.26 to $2.29.


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. As previously reported, the Company has indicated that its financial objectives are 12-to-15% EPS growth, 18-to-20% return on equity and 8% revenue growth, on average and over time, assuming 6-to-10% growth in billed business and 8% appreciation in the equity markets. Assuming it achieves these objectives, the Company will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the first nine months of 2003, the Company returned to shareholders through dividends and share repurchases approximately 62 percent of capital generated.

On September 30, 2003, the Company, through its AEFA segment, completed its acquisition of Threadneedle Asset Management Holdings LTD, one of the premier asset management organizations in the United Kingdom, for (Pounds Sterling) 340 million (approximately $565 million at September 30, 2003 exchange rates). As a result, $3.6 billion of owned assets and $81.1 billion of assets under management have been consolidated into the Company's period-end balance sheet and statistical information, respectively. The results of operations for the nine months ended September 30, 2003 were not affected. Additionally, on October 7, 2003, the Company announced the completion of the acquisition of Rosenbluth International, a leading global travel management company with more than $3 billion of travel volume. Both of these transactions are not expected to have a material impact on the Company's EPS in 2003 but are expected to be slightly accretive to EPS in 2004 with additional benefits in future years.

The Company has in place a share repurchase program both to offset in whole or in part the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. Repurchases were also accomplished by cash prepayments in connection with third party agreements under which a financial institution purchased the Company's common shares and the Company was required to deliver an amount equal to the original purchase price of the shares. During the first nine months of 2003, the Company repurchased 32.6 million common shares at an average price of $37.61, including 14.8 million shares returned to the Company under the third party agreements which were terminated in May 2003. Since the inception of the current share repurchase program, 422.5 million shares have been acquired under authorizations to repurchase up to 570 million shares, including purchases made under the agreements with third parties.

At September 30, 2003, the Parent Company had $1.8 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In July 2003, the Parent Company issued $1 billion of fixed rate, 10-year Senior Notes under the shelf registrations to be used for general corporate purposes. In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At September 30, 2003, $0.5 billion was outstanding under this program.

As of September 30, 2003, the Parent Company and two subsidiaries, Credco and Centurion Bank, had total available credit lines of $10.85 billion, including $2.0 billion allocated to the Parent Company and $8.5 billion allocated to Credco. Credco has the right to borrow a maximum amount of $10.5 billion, with a commensurate reduction in the amount available to the Parent Company. These lines expire in increments from 2004 through 2007. At September 30, 2003, Credco's bank line coverage of net short-term debt was 106%.

On October 20, 2003, Standard & Poor's rating services affirmed the Company's A+ and its subsidiaries credit ratings and revised its ratings outlook for the Company and its subsidiaries to stable from negative citing the Company's diversified businesses and geographic markets, strong brand recognition, solid capitalization and strong capital generation.

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

                                     Three Months Ended          Nine Months Ended
                                        September 30,              September 30,
                                  -----------------------     -----------------------
(Unaudited, millions)                 2003          2002          2003          2002
                                  ---------     ---------     ---------     ---------
GAAP revenues                     $  6,419      $  5,907      $ 18,798      $ 17,611
Effect of TRS securitizations          255           278           735           724
Effect of AEFA provisions for
  losses and benefits                 (535)         (487)       (1,567)       (1,415)
                                  ---------     ---------     ---------     ---------
Managed net revenues              $  6,139      $  5,698      $ 17,966      $ 16,920
                                  =========     =========     =========     =========

Consolidated managed net revenues increased 8 percent for the three months ended September 30, 2003 to $6.1 billion, compared with $5.7 billion for the same period in 2002. For the nine months ended September 30, 2003, consolidated managed net revenues increased 6 percent to $18.0 billion, compared with $16.9 billion for the same period in 2002. For both periods, managed net revenues rose due to greater discount revenues, higher cardmember loan balances, larger interest and dividend revenues and higher other revenues. Translation of foreign currency revenues contributed approximately 2 percent to both the 8 percent and the 6 percent managed net revenue growth rates for the three and nine months ended September 30, 2003, respectively.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in millions)                       Three Months Ended                       Nine Months Ended
                                               September 30,                            September 30,
                                         -----------------------   Percentage      -----------------------   Percentage
                                            2003         2002      Inc/(Dec)           2003        2002      Inc/(Dec)
                                         ----------   ----------   ----------      ----------   ----------   ----------
Net Revenues:
  Discount revenue                        $  2,221     $  1,967       13.0 %        $  6,349     $  5,809       9.3 %
  Net card fees                                462          439        5.4             1,368        1,291       6.0
  Lending:
    Finance charge revenue                     566          504       12.0             1,760        1,618       8.7
    Interest expense                           116          124       (7.3)              360          378      (4.9)
                                         ----------   ----------                   ----------   ----------
      Net finance charge revenue               450          380       18.3             1,400        1,240      12.9
  Travel commissions and fees                  349          342        1.9             1,062        1,039       2.1
  Other commissions and fees                   465          467       (0.4)            1,386        1,357       2.2
  Travelers Cheque investment income            90           96       (7.0)              274          281      (2.5)
  Securitization income, net                   327          298        9.6               968          883       9.7
  Other revenues                               394          406       (3.0)            1,171        1,156       1.2
                                         ----------   ----------                   ----------   ----------
        Total net revenues                   4,758        4,395        8.2            13,978       13,056       7.1
                                         ----------   ----------                   ----------   ----------

Expenses:
  Marketing, promotion, rewards
    and cardmember services                    994          796       24.8             2,673        2,231      19.8
  Provision for losses and claims:
    Charge card                                213          191       11.1               626          723     (13.5)
    Lending                                    279          319      (12.6)              888          955      (7.1)
    Other                                       31           38      (17.8)               99          123     (19.4)
                                         ----------   ----------                   ----------   ----------
      Total                                    523          548       (4.7)            1,613        1,801     (10.5)
  Charge card interest expense                 186          249      (25.3)              599          749     (20.1)
  Human resources                              938          871        7.6             2,819        2,651       6.3
  Other operating expenses                   1,225        1,133        8.3             3,587        3,357       6.9
  Restructuring charges                          -            -          -                 -          (19)        -
                                         ----------   ----------                   ----------   ----------
        Total expenses                       3,866        3,597        7.5            11,291       10,770       4.8
                                         ----------   ----------                   ----------   ----------
Pretax income                                  892          798       11.7             2,687        2,286      17.5
Income tax provision                           286          245       16.3               863          701      23.1
                                         ----------   ----------                   ----------   ----------
Net income                                $    606     $    553        9.7          $  1,824     $  1,585      15.1
                                         ==========   ==========                   ==========   ==========

TRS reported net income of $606 million for the three month period ended September 30, 2003, a 10 percent increase from $553 million for the same period a year ago. For the nine-month period ended September 30, 2003, TRS reported net income of $1.8 billion, a 15 percent increase over $1.6 billion in the same period in 2002. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

On a GAAP basis, results reflect only net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interest in securitized loan receivables are shown in net securitization income, which includes gains on securitizations (as discussed below), net finance charge revenue on retained interests in securitized loans and servicing income net of related discounts. Net securitization income increased 10 percent for both the three and nine-month periods ended September 30, 2003 versus the same periods a year ago as a result of a higher average balance of cardmember lending securitizations. See Selected Statistical Information below for data relating to TRS' U.S. owned portfolio.

TRS' results for the three months ended September 30, 2002 included net cardmember lending securitization gains of $9 million ($6 million after-tax). Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services expenses and other operating expenses. Consequently, the managed basis presentation for the three months ended September 30, 2002 assumes that lending securitization gains were offset by higher marketing, promotion, rewards and cardmember services expenses of $5 million and other operating expenses of $4 million. Accordingly, the incremental expenses, as well as the gains, have been eliminated.

Similarly, TRS' results for the nine months ended September 30, 2003 and 2002 included net cardmember lending securitization gains of $124 million ($81 million after-tax) and $136 million ($88 million after-tax), respectively. Therefore, the managed basis presentation for the nine months ended September 30, 2003 and 2002 assumes that lending securitization gains were offset by higher marketing, promotion, rewards and cardmember services expenses of $74 million and $81 million, respectively, and other operating expenses of $50 million and $55 million, respectively. Accordingly, the incremental expenses, as well as the gains, have been eliminated. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, (Dollars in millions)
==============================================================   ----------------------------------------------------------

                                         GAAP Basis                Securitization Effect             Managed Basis
                             ---------------------------------    ---------------------------------------------------------
                                                    Percentage                                                   Percentage
                                2003      2002      Inc/(Dec)         2003       2002        2003      2002      Inc/(Dec)
                             ---------------------------------    ---------------------------------------------------------
Net revenues:
  Discount revenue            $2,221    $1,967        13.0 %
  Net card fees                  462       439         5.4
  Lending:
    Finance charge
      revenue                    566       504        12.0         $   611     $   630     $1,177     $1,134        3.7 %
    Interest expense             116       124        (7.3)             74          98        190        222      (15.1)
                             ------------------                   ------------------------------------------
      Net finance
        charge revenue           450       380        18.3             537         532        987        912        8.2
  Travel commissions
    and fees                     349       342         1.9
  Other commissions
    and fees                     465       467        (0.4)             45          48        510        515       (0.9)
  Travelers Cheque
    investment income             90        96        (7.0)
  Securitization
    income, net                  327       298         9.6            (327)       (298)         -          -          -
  Other revenues                 394       406        (3.0)              -          (4)       394        402       (2.1)
                             ------------------                   ------------------------------------------
    Total net revenues         4,758     4,395         8.2             255         278      5,013      4,673        7.3
                             ------------------                   ------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services          994       796        24.8               -          (5)       994        791       25.6
  Provision for losses
    and claims:
      Charge card                213       191        11.1
      Lending                    279       319       (12.6)            255         291        534        610      (12.3)
      Other                       31        38       (17.8)
                             ------------------                   ------------------------------------------
        Total                    523       548        (4.7)            255         291        778        839       (7.2)
                             ------------------                   ------------------------------------------
  Charge card
    interest expense             186       249       (25.3)              -          (4)       186        245      (24.2)
  Human resources                938       871         7.6
  Other operating
    expenses                   1,225     1,133         8.3               -          (4)     1,225      1,129        8.6
                             ------------------                   ------------------------------------------
    Total expenses             3,866     3,597         7.5         $   255     $   278     $4,121     $3,875        6.4
                             ------------------                   ----------------------------------------------------------
Pretax income                    892       798        11.7
Income tax provision             286       245        16.3
                             ------------------
Net income                    $  606    $  553         9.7
==============================================================

The following discussion of TRS' results is presented on a managed basis.

For the three months ended September 30, 2003, TRS' net revenues were up 7 percent primarily due to higher discount revenue, cardmember lending net finance charge revenue and net card fees. Translation of foreign currency revenues contributed approximately 3 percent of the 7 percent revenue growth rate.

Discount revenue rose 13 percent compared to a year ago as a result of a 15 percent increase in billed business partially offset by a lower discount rate primarily due to the cumulative impact of stronger than average growth in the lower rate retail and other everyday spend merchant categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some rate erosion over time. The 15 percent increase in billed business in the third quarter resulted from a 10 percent increase in spending per basic cardmember worldwide and 6 percent growth in cards-in-force. U.S. cards-in-force rose 4 percent reflecting the continued benefit of increased acquisition spending within the consumer and small business segments. International cards-in-force increased 9 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 14 percent reflecting 15 percent growth within the consumer card business on 12 percent higher transaction volume, 20 percent growth in small business services volume and a 7 percent increase within Corporate Services. U.S. non-T&E related volume categories which represented approximately 65 percent of U.S. billed business during the third quarter of 2003 increased 18 percent over the same period a year ago while U.S. T&E volumes rose 8 percent reflecting improvement in all T&E industries during the quarter. Total billed business outside the U.S., excluding the impact of foreign exchange translation, was up 7 percent reflecting mid double-digit improvement in Latin America, high single-digit increases in Asia and Canada, and a mid single-digit increase in Europe. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, rose 10 percent as a result of 5 percent growth in transaction volumes and a 5 percent increase in the average airline charge.

Net card fees increased 5 percent versus a year ago, reflecting growth in cards-in-force and the benefit of selected annual fee increases. The average annual fee per proprietary card-in-force was $35 for the three months ended September 30, 2003 versus $34 for the same period in 2002. Cardmember lending net finance charge revenue rose 8 percent on 15 percent growth in average worldwide lending balances. The net interest yield on the U.S. portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory rates and the evolving mix of products toward more lower-rate offerings, partially offset by lower funding costs. Travel commissions and fees rose 2 percent primarily due to a 2 percent increase in travel sales reflecting modest improvement within the travel environment. The revenue earned per dollar of sales was relatively flat versus the prior year. Other commissions and fees decreased 1 percent as lower foreign exchange fees were partially offset by higher card-related fees and assessments. Travelers Cheque investment income decreased 7 percent due to a decline in the pretax yield, partially offset by higher average investments. Other revenues decreased 2 percent primarily due to lower interest income on investment and liquidity pools held within card funding vehicles and lower ATM revenues partially offset by larger insurance premiums.

For the three months ended September 30, 2003, TRS' expenses were up 6 percent primarily due to increased marketing, promotion, rewards and cardmember services, human resources and other operating expenses partially offset by lower provisions for losses and charge card interest expense. Translation of foreign currency expenses contributed approximately 3 percent of the 6 percent expense growth rate.

Marketing, promotion, rewards and cardmember services expenses increased 26 percent compared to the prior year on the continuation of brand advertising activities, an increase in selected card acquisition activities, and higher cardmember rewards and services expenses reflecting a continued increase in cardmember loyalty program participation and penetration. The provision for losses on charge card products increased 11 percent due to higher receivable volumes. The provision for losses on the worldwide lending portfolio was down 12 percent compared to the prior year despite growth in outstanding loans and increased reserve coverage levels due to well-controlled credit practices and improving economic trends. Other provisions for losses and claims decreased 18 percent as lower insurance claims were partially offset by higher merchant-related reserves. Charge card interest expense declined 24 percent due to a lower effective cost of funds, partially offset by a higher average receivable balance.

Human resources expense increased 8 percent as employee merit increases, higher employee benefit expenses and increased management incentive costs were partially offset by the benefits of reengineering efforts. Other operating expenses increased 9 percent primarily due to the impact of greater business and service volume-related costs. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

In September 2003, the U.S. Court of Appeals for the Second Circuit affirmed the decision of the U.S. District Court for the Southern District of New York in favor of the U.S. government in its antitrust lawsuit against Visa and MasterCard. Although Visa and MasterCard have said they plan to appeal the ruling, the Company believes that the ruling by the appellate court effectively ended the legal arguments on the merits of the case. Based on the Company's assessment, the appeals process is expected to run its course by no later than mid-2004. In the meantime, the Company plans to renew its discussions with banks about establishing network partnership agreements in the U.S., where the Company believes there is strong interest among banks to partner with it. The Company expects to have its first U.S. bank agreements signed no later than the second half of 2004. In addition, as the Company has previously disclosed, it continues to consider the possibility of bringing private legal action against Visa and MasterCard.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

NINE MONTHS ENDED SEPTEMBER 30, (Dollars in millions)
==============================================================   ----------------------------------------------------------

                                         GAAP Basis                Securitization Effect            Managed Basis
                             ---------------------------------    ---------------------------------------------------------
                                                    Percentage                                                   Percentage
                                2003      2002      Inc/(Dec)         2003       2002        2003      2002      Inc/(Dec)
                             ---------------------------------    ---------------------------------------------------------
Net revenues:
  Discount revenue            $6,349    $5,809         9.3 %
  Net card fees                1,368     1,291         6.0
  Lending:
    Finance charge
      revenue                  1,760     1,618         8.7          $1,751      $1,731    $  3,511   $  3,349       4.8 %
    Interest expense             360       378        (4.9)            188         251         548        629     (13.2)
                             ------------------                     ------------------------------------------
      Net finance
        charge revenue         1,400     1,240        12.9           1,563       1,480       2,963      2,720       9.0
  Travel commissions
    and fees                   1,062     1,039         2.1
  Other commissions
    and fees                   1,386     1,357         2.2             140         137       1,526      1,494       2.2
  Travelers Cheque
    investment income            274       281        (2.5)
  Securitization
    income, net                  968       883         9.7            (968)       (883)          -          -         -
  Other revenues               1,171     1,156         1.2               -         (10)      1,171      1,146       2.2
                             ------------------                     ------------------------------------------
    Total net revenues        13,978    13,056         7.1             735         724      14,713     13,780       6.8
                             ------------------                     ------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services        2,673     2,231        19.8             (74)        (81)      2,599      2,150      20.9
  Provision for losses
    and claims:
      Charge card                626       723       (13.5)
      Lending                    888       955        (7.1)            859         871       1,747      1,826      (4.3)
      Other                       99       123       (19.4)
                             ------------------                     ------------------------------------------
        Total                  1,613     1,801       (10.5)            859         871       2,472      2,672      (7.5)
                             ------------------                     ------------------------------------------
  Charge card
    interest expense             599       749       (20.1)              -         (11)        599        738     (18.9)
  Human resources              2,819     2,651         6.3
  Other operating
    expenses                   3,587     3,357         6.9             (50)        (55)      3,537      3,302       7.1
  Restructuring charges            -       (19)          -
                             ------------------                     ------------------------------------------
    Total expenses            11,291    10,770         4.8         $   735     $   724     $12,026    $11,494       4.6
                             ------------------                     ------------------------------------------
Pretax income                  2,687     2,286        17.5
Income tax provision             863       701        23.1
                             ------------------
Net income                    $1,824    $1,585        15.1
==============================================================


The following discussion of TRS' results is presented on a managed basis.

For the nine months ended September 30, 2003, TRS' net revenues were up 7 percent primarily due to higher discount revenue, cardmember lending net finance charge revenue, net card fees, other commissions and fees and other revenues. Translation of foreign currency revenues contributed approximately 3 percent of the 7 percent revenue growth rate.

Discount revenue rose 9 percent compared to a year ago as a result of a 12 percent increase in billed business partially offset by a lower discount rate primarily due to the cumulative impact of stronger than average growth in the lower rate retail and other everyday spend merchant categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some rate erosion over time. The 12 percent increase in billed business in the first nine months of the year resulted from 6 percent growth in cards-in-force and an 8 percent increase in spending per basic cardmember worldwide. U.S. billed business rose 11 percent reflecting 12 percent growth within the consumer card business on 13 percent higher transaction volume, 15 percent growth in small business services volume and a 2 percent increase within Corporate Services. U.S. non-T&E related volume categories which represented approximately 64 percent of U.S. billed business during the first nine months of 2003 increased 16 percent over the same period a year ago while U.S. T&E volumes rose less than 3 percent, reflecting the continued weak T&E environment during the first nine months of the year. Total billed business outside the U.S., excluding the impact of foreign exchange translation, was up 4 percent reflecting low double-digit improvement in Latin America and mid to high single-digit growth in both Canada and Asia while billed business in Europe was flat. Worldwide airline related volumes, which represented 13 percent of total volumes during the first nine months of the year, increased 2 percent as a result of a 4 percent growth in transaction volumes partially offset by a 2 percent decrease in the average airline charge.

Net card fees increased 6 percent versus a year ago, reflecting growth in cards-in-force and a shift in the mix of products. The average annual fee per proprietary card-in-force was $35 for the nine months ended September 30, 2003 versus $34 for the same period in 2002. Cardmember lending net finance charge revenue rose 9 percent on 13 percent growth in average worldwide lending balances. The net interest yield on the U.S. portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory rates and the evolving mix of products toward more lower-rate offerings, partially offset by lower funding costs. Travel commissions and fees rose 2 percent as revenue earned per dollar of sales was up versus the prior year. This was partially offset by a 3 percent contraction in travel sales reflecting the weak travel environment. Other commissions and fees increased 2 percent primarily due to higher card-related fees and assessments. Other revenues increased 2 percent primarily due to higher card-related revenues and larger insurance premiums partially offset by significantly lower interest income on investment and liquidity pools held within card funding vehicles.

For the nine months ended September 30, 2003, TRS' expenses were up 5 percent primarily due to increased marketing, promotion, rewards and cardmember services, human resources and other expenses partially offset by lower provisions for losses and charge card interest expense. Translation of foreign currency expenses contributed approximately 3 percent of the 5 percent expense growth rate.

Marketing, promotion, rewards and cardmember services expenses increased 21 percent compared to the prior year on the continuation of brand advertising activities, new product advertising, an increase in selected card acquisition activities and higher cardmember rewards and services expenses reflecting higher volumes and greater program participation and penetration. The provision for losses on charge card products decreased 13 percent on strong credit quality reflected in an improved past due percentage and loss ratio. The provision for losses on the worldwide lending portfolio decreased
4 percent versus last year despite growth in outstanding loans and increased reserve coverage levels due to well-controlled credit practices and improving economic trends. Charge card interest expense declined 19 percent due to a lower effective cost of funds, partially offset by a higher average receivable balance.

Human resources expense increased 6 percent as employee merit increases, higher employee benefit expenses and increased management incentive costs were partially offset by the benefits from reengineering efforts, including the impact of technology and service-related outsourcing activities. Other operating expenses increased 7 percent primarily due to the impact of outsourcing activities, which transferred costs from human resources expense, although at a lower level. This increase was partially offset by the benefits of reengineering initiatives and other cost containment efforts. In addition, 2002 results included a net benefit of $19 million ($12 million after-tax) to adjust the restructuring charge reserves established in 2001.


                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                  Three Months Ended                           Nine Months Ended
                                                    September 30,                                September 30,
                                               ------------------------     Percentage     ------------------------     Percentage
                                                 2003           2002        Inc/(Dec)         2003          2002        Inc/(Dec)
                                               ----------    ----------     ----------     ----------     ---------     ----------
Total cards-in-force (millions):
  United States                                    36.2           34.8          3.8 %          36.2           34.8          3.8 %
  Outside the United States                        23.4           21.6          8.6            23.4           21.6          8.6
                                               ----------    ----------                    ----------     ---------
    Total                                          59.6           56.4          5.6            59.6           56.4          5.6
                                               ==========    ==========                    ==========     =========
Basic cards-in-force (millions):
  United States                                    27.3           26.7          2.0            27.3           26.7          2.0
  Outside the United States                        19.3           17.8          8.6            19.3           17.8          8.6
                                               ----------    ----------                    ----------     ---------
    Total                                          46.6           44.5          4.7            46.6           44.5          4.7
                                               ==========    ==========                    ==========     =========
Card billed business:
  United States                                 $  66.3        $  58.2         14.0         $ 189.8        $ 171.2         10.8
  Outside the United States                        22.5           19.4         16.0            63.9           56.1         14.0
                                               ----------    ----------                    ----------     ---------
    Total                                       $  88.8        $  77.6         14.5         $ 253.7        $ 227.3         11.6
                                               ==========    ==========                    ==========     =========
Average discount rate (A)                         2.60%          2.63%           -            2.60%          2.65%           -
Average basic cardmember spending (dollars)     $ 2,101        $ 1,906         10.2         $ 6,050        $ 5,597          8.1
(A)
Average fee per card - managed (dollars) (A)    $    35        $    34          2.9         $    35        $    34          2.9
Non-Amex brand (B):
  Cards-in-force (millions)                         0.7            0.7          7.8             0.7            0.7          7.8
  Billed business                               $   1.0        $   0.9         12.1         $   2.9        $   2.7          5.8
Travel sales                                    $   3.7        $   3.7          2.0         $  11.3        $  11.6         (3.0)
  Travel commissions and fees/sales (C)            9.3%           9.3%           -             9.4%           8.9%           -
Travelers Cheque and prepaid products:
  Sales                                         $   6.0        $   6.9        (13.2)        $  14.5        $  17.2        (15.6)
  Average outstanding                           $   7.0        $   7.0          0.1         $   6.6        $   6.5          1.6
  Average investments                           $   7.4        $   7.3          1.3         $   7.0        $   6.9          2.5
  Investment yield                                 5.2%           5.5%           -             5.4%           5.6%           -
  Tax equivalent yield                             8.0%           8.4%           -             8.3%           8.7%           -

(A) Cards-in-force include proprietary cards and cards issued under network partnership agreements outside the U.S. Average discount rate, average basic cardmember spending and average fee per card are computed from proprietary card activities only.
(B) These data relate to VISA and Eurocards issued in connection with joint venture activities.
(C)  Computed from information provided herein.

                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                              Three Months Ended                           Nine Months Ended
                                                September 30,                                September 30,
                                          --------------------------     Percentage    --------------------------     Percentage
                                             2003           2002         Inc/(Dec)        2003           2002         Inc/(Dec)
                                          -----------    -----------     --------      -----------    -----------     ----------
Charge card receivables
  Total receivables                        $   26.4       $   24.1            9.3       $   26.4       $   24.1           9.3
  90 days past due as a % of total             2.0%           2.4%             -            2.0%           2.4%            -
  Loss reserves (millions)                 $    921       $    934           (1.4)      $    921       $    934          (1.4)
    % of receivables                           3.5%           3.9%             -            3.5%           3.9%            -
    % of 90 days past due                      174%           161%             -            174%           161%            -
  Net loss ratio                              0.28%          0.40%             -           0.28%          0.40%            -

U.S. Lending - Owned Basis:
  Total loans                              $   16.4       $   14.9            9.7 %     $   16.4       $   14.9           9.7 %
  Past due loans as a % of total:
    30-89 days                                 1.7%           2.0%             -            1.7%           2.0%            -
    90+ days                                   1.0%           1.2%             -            1.0%           1.2%            -
  Loss reserves (millions):
    Beginning balance                      $    773       $    627           23.2       $    798       $    668          19.5
      Provision                                 174            217          (19.3)           539            636         (15.2)
      Net charge-offs                          (201)          (196)           2.1           (625)          (698)        (10.6)
      Other                                      13             21          (41.6)            47             63         (26.7)
                                          -----------    -----------                   -----------    -----------
    Ending balance                         $    759       $    669           13.6       $    759       $    669          13.6
                                          ===========    ===========                   ===========    ===========
    % of loans                                 4.6%           4.5%             -            4.6%           4.5%            -
    % of past due                              169%           139%             -            169%           139%            -
  Average loans                            $   16.4       $   14.2           16.0       $   16.4       $   15.1           8.7
  Net write-off rate                           4.9%           5.5%             -            5.1%           6.2%            -
  Net interest yield                           6.9%           7.3%             -            7.4%           7.7%            -

U.S. Lending - Managed Basis:
  Total loans                              $   35.9       $   32.2           11.5       $   35.9       $   32.2          11.5
  Past due loans as a % of total:
    30-89 days                                 1.8%           2.0%             -            1.8%           2.0%            -
    90+ days                                   1.0%           1.2%             -            1.0%           1.2%            -
  Loss reserves (millions):
    Beginning balance                      $  1,350       $  1,121           20.4       $  1,297       $  1,077          20.5
      Provision                                 431            507          (15.1)         1,399          1,506          (7.1)
      Net charge-offs                          (454)          (456)          (0.8)        (1,403)        (1,453)         (3.5)
      Other                                      13             21          (41.6)            47             63         (26.7)
                                          -----------    -----------                   -----------    -----------
    Ending balance                         $  1,340       $  1,193           12.3       $  1,340       $  1,193          12.3
                                          ===========    ===========                   ===========    ===========
    % of loans                                 3.7%           3.7%             -            3.7%           3.7%            -
    % of past due                              133%           118%             -            133%           118%            -
  Average loans                            $   36.0       $   32.2           11.8       $   35.2       $   31.7          11.1
  Net write-off rate                           5.0%           5.7%             -            5.3%           6.1%            -
  Net interest yield                           8.9%           9.7%             -            9.0%           9.8%            -

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

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

(Dollars in billions, except percentages)
                                         September 30,       December 31,    Percentage      September 30,       Percentage
                                              2003              2002          Inc/(Dec)          2002            Inc/(Dec)
                                         ---------------    -------------    -----------    --------------     -------------
                                          (Unaudited)                                         (Unaudited)
Accounts receivable, net                    $   28.5           $   28.1            1.3 %         $  25.8              10.3 %
Travelers Cheque investments                $    7.6           $    7.4            3.0           $   7.6               0.7
U.S. cardmember loans                       $   16.4           $   17.1           (4.4)          $  14.9               9.6
Total assets                                $   71.8           $   72.2           (0.5)          $  65.9               9.0
Travelers Cheques outstanding               $    6.8           $    6.6            2.3           $   6.7               0.5
Short-term debt                             $   16.8           $   21.7          (22.6)          $  20.1             (16.3)
Long-term debt                              $   16.5           $   14.8           11.6           $  13.1              25.6
Total liabilities                           $   63.8           $   64.9           (1.8)          $  58.5               9.0
Total shareholder's equity                  $    8.0           $    7.3           10.9           $   7.4               9.0
Return on average total
  shareholder's equity*                         31.2%              30.3%            -               25.4%               -
Return on average total assets**                 3.4%               3.2%            -                2.6%               -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as long- and short-term debt, medium-term notes, commercial paper and asset securitizations. Over the past year, the Company shifted its funding strategy to reduce its reliance on short-term debt; at September 30, 2003, short-term debt was 50% of total debt versus 60% a year ago. As part of the Company's ongoing funding activities, during the nine months ended September 30, 2003, Credco issued approximately $4.5 billion of floating rate medium-term notes with maturities of one to three years, a portion of which can be extended by the holders up to an additional four years. In May 2003, Credco issued $1.0 billion of fixed rate notes due 2008 and $500 million of floating rate notes due 2006. Additionally, in June 2003, Credco issued, through a private placement, $1.0 billion of floating rate extendible notes with an initial maturity of one year, subject to extension by the holders up to an additional four years. As of September 30, 2003, Credco had the ability to issue approximately $12.2 billion of debt securities under shelf registration statements filed with the SEC. In October 2003, Credco issued $600 million of floating rate medium-term notes with maturities of two years.

In the first half of 2003, the American Express Credit Account Master Trust (the Trust) securitized $3.5 billion of loans through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank, a wholly-owned subsidiary of TRS, and, in the future, may include other charge or credit accounts, features or products. In June 2003, $1.0 billion of investor certificates previously issued by the Trust matured.

The American Express Master Trust (the Master Trust) securitizes charge card receivables through the issuance of trust certificates which remain on the Consolidated Balance Sheets. During 2003, $2.1 billion of accounts receivable trust certificates that were previously issued by the Master Trust matured with alternate funding provided by the Company's commercial paper and medium-term note issuance programs.

U.S. cardmember loans decreased from December 31, 2002 reflecting the higher level of cardmember loans securitized.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                           Three Months Ended                       Nine Months Ended
(Dollars in millions)                         September 30,                           September 30,
                                       -----------------------    Percentage     -----------------------    Percentage
                                          2003          2002      Inc/(Dec)         2003          2002      Inc/(Dec)
                                       ---------     ---------    ----------     ---------     ---------    ----------
Revenues:
  Investment income                      $  551        $  517         6.5 %        $1,680        $1,481         13.4 %
  Management and distribution fees          606           551         9.9           1,699         1,757         (3.3)
  Other revenues                            368           320        15.5           1,053           935         12.7
                                       ---------     ---------                   ---------     ---------
    Total revenues                        1,525         1,388         9.9           4,432         4,173          6.2
                                       ---------     ---------                   ---------     ---------
Expenses:
  Provision for losses and benefits:
    Annuities                               277           259         7.0             830           751         10.5
    Insurance                               212           182        16.9             591           534         10.9
    Investment certificates                  46            46         0.4             146           130         12.3
                                       ---------     ---------                   ---------     ---------
      Total                                 535           487        10.1           1,567         1,415         10.8
  Human resources                           511           457        11.7           1,498         1,449          3.4
  Other operating expenses                  255           239         6.6             756           657         15.1
  Disaster recovery charge                    -             -         -                 -            (7)         -
                                       ---------     ---------                   ---------     ---------
    Total expenses                        1,301         1,183        10.0           3,821         3,514          8.7
                                       ---------     ---------                   ---------     ---------
Pretax income                               224           205         9.5             611           659         (7.2)
Income tax provision                         27            53       (48.8)            124           180        (30.9)
                                       ---------     ---------                   ---------     ---------
Net income                               $  197        $  152        29.8          $  487        $  479          1.7
                                       =========     =========                   =========     =========

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                 Three Months Ended                         Nine Months Ended
                                                    September 30,                             September 30,
                                              ------------------------    Percentage    ------------------------     Percentage
                                                 2003           2002      Inc/(Dec)        2003           2002       Inc/(Dec)
                                              ----------    ----------    ----------    ---------      ----------    ---------
Life insurance inforce (billions)              $  127.5       $  116.3        9.7 %      $  127.5       $  116.3          9.7 %
Deferred annuities inforce (billions)          $   45.8       $   39.5       15.9        $   45.8       $   39.5         15.9
Assets owned, managed or
 administered (billions):
  Assets managed for institutions*             $  116.7       $   43.3        #          $  116.7       $   43.3          #
  Assets owned, managed or administered
   for individuals:
    Owned assets:
      Separate account assets*                     27.6           21.1       31.0            27.6           21.1         31.0
      Other owned assets*                          53.3           47.8       11.5            53.3           47.8         11.5
                                              ----------     ----------                 ----------     ----------
        Total owned assets                         80.9           68.9       17.5            80.9           68.9         17.5
    Managed assets*                                96.6           79.4       21.7            96.6           79.4         21.7
    Administered assets**                          45.6           29.9       52.6            45.6           29.9         52.6
                                              ----------     ----------                 ----------     ----------
      Total                                    $  339.8       $  221.5       53.4        $  339.8       $  221.5         53.4
                                              ==========     ==========                 ==========     ==========
Market appreciation (depreciation)
 during the period:
  Owned assets:
    Separate account assets                    $    613       $ (3,143)       -          $  2,762       $ (6,097)         -
    Other owned assets                         $   (388)      $    637        -          $     31       $    875        (96.5)
  Managed assets                               $  2,134       $(11,013)       -          $ 10,446       $(20,122)         -
Cash sales:
  Mutual funds                                 $  7,361       $  7,693       (4.3)       $ 21,311       $ 25,382        (16.0)
  Annuities                                       1,866          2,656      (29.7)          6,652          6,257          6.3
  Investment certificates                         1,542          1,299       18.7           4,216          3,129         34.7
  Life and other insurance products                 198            170       16.2             548            528          3.7
  Institutional                                     680            735       (7.7)          2,094          2,810        (25.5)
  Other                                           1,595          1,399       14.1           4,809          3,931         22.3
                                              ----------     ----------                 ----------     ----------
Total cash sales                               $ 13,242       $ 13,952       (5.1)       $ 39,630       $ 42,037         (5.7)
                                              ==========     ==========                 ==========     ==========
Number of financial advisors                     11,742         11,353        3.4          11,742         11,353          3.4
Fees from financial plans and advice services  $   34.9       $   27.4       27.5        $  100.1       $   87.1         14.9
Percentage of total sales from financial
 plans and advice services                         75.0%          73.0%       -              74.8%          73.0%         -

# - Denotes a variance of more than 100%.

* At September 30, 2003, includes $73.2 billion of assets managed for institutions, $2.6 billion of separate account assets, $1.0 billion of other owned assets and $7.9 billion of assets managed for individuals related to the September 30, 2003 Threadneedle acquisition.

** Excludes non-branded administered assets of $3.1 billion at September 30, 2002. Assuming such assets had been included, the increase in administered assets would have been 38.3%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AEFA reported net income of $197 million, up 30 percent from $152 million in the same period a year ago. Total revenues increased 10 percent primarily due to higher management and distribution fees, insurance premiums and investment income.

Investment income increased 7 percent as higher levels of invested assets more than offset a lower average yield. For the quarter ended September 30, 2003, $35 million of total investment gains were more than offset by $48 million of impairments and losses. Included in these total investment gains and losses are $32 million of gross realized gains and $37 million of gross realized losses from sales of securities, as well as $5 million of other-than-temporary investment impairment losses, on securities classified as Available-for-Sale. For the quarter ended September 30, 2002, $113 million of total investment gains were more than offset by $116 million of impairments and losses. Included in these total investment gains and losses are $108 million of gross realized gains and $59 million of gross realized losses from sales of securities, as well as $52 million of other-than-temporary impairment losses, on securities classified as Available-for-Sale.

Management and distribution fees increased 10 percent due to a 4 percent increase in management fees and an 18 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, excluding Threadneedle, reflecting improvement in equity market conditions, partially offset by net outflows within both institutional and retail activities over the past year. However, during the past two quarters, there were net inflows in the retail channel. Distribution fees increased 18 percent due to greater limited partnership product sales, increased brokerage-related activities and greater mutual fund fees. Other revenues increased 16 percent due to strong property-casualty and higher life insurance-related revenues coupled with higher financial planning and advice service fees.

In the following table, the Company presents AEFA's aggregate revenues for the three months ended September 30, 2003 and 2002 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

An important aspect of AEFA's business is the net revenue produced by its investments, primarily generated by sales of insurance, annuity and investment certificates, less provisions for losses and benefits on these products. These investments tend to be interest rate sensitive. Thus, GAAP revenues tend to be higher in periods of rising interest rates and lower in times of decreasing interest rates. The same relationship is true of provisions for losses and benefits, only it is more accentuated period-to-period because rates credited to customers' accounts generally reset at shorter intervals than the change in yield on underlying investments. The Company presents this portion of the AEFA business on a net basis to eliminate potentially less informative comparisons of period-to-period changes in revenue and provisions for losses and benefits in light of the impact of these changes in interest rates.


                                                   Three Months Ended September 30,
                                                 -----------------------------------
(Millions)                                            2003                2002
                                                 ---------------     ---------------
Total GAAP revenues                                  $ 1,525             $ 1,388
  Less:  Provision for losses and benefits -
    Annuities                                            277                 259
    Insurance                                            212                 182
    Investment certificates                               46                  46
                                                 ---------------     ---------------
      Total                                              535                 487
                                                 ---------------     ---------------
Net revenues                                         $   990             $   901
                                                 ===============     ===============

The provision for losses and benefits for annuities increased 7 percent due to higher average inforce levels and the effect of appreciation in the S&P 500 on equity indexed annuities this period versus depreciation in the same period a year ago, partially offset by lower crediting rates. Insurance provisions increased 17 percent due to higher inforce levels, which were partially offset by lower life insurance crediting rates. Investment certificate provisions were relatively flat as the effect on the stock market certificate product of appreciation in the S&P 500 this period versus depreciation in the year ago period and higher average reserve levels were offset by lower crediting rates.

Human resources expense increased 12 percent reflecting merit increases, higher employee benefits and management incentive costs for home office employees and higher field force compensation-related costs. These increases were partially offset by a net $21 million favorable change in DAC adjustments this year versus last year. Within the home office, the average number of employees was down 3 percent, excluding Threadneedle which added approximately 1,000 employees at September 30, 2003. Other operating expenses increased 7 percent primarily due to legal costs as well as an $11 million increase in marketing and promotion expense, partially offset by a lower minority interest expense for premium deposits related to the joint venture with AEB. The impact of unfavorable DAC adjustments was approximately the same in both periods. See the DAC section below for further discussion of DAC and related adjustments.

In addition, 2003 results include a $29 million reduction to tax expense resulting from adjustments related to the finalization of the 2002 tax return filed during the third quarter and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this expense reduction were realized losses from sales of mortgage-backed securities as AEFA made adjustments in the level of these investments, such that mortgage-backed securities were 42 percent of AEFA's overall portfolio at September 30, 2003 compared to 48 percent at December 31, 2002.


RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

AEFA reported net income of $487 million for the nine months ended September 30, 2003, up 2 percent from $479 million in the same period a year ago. Total revenues increased 6 percent primarily due to higher investment income and insurance premiums partially offset by lower management and distribution fees resulting from lower average managed asset levels and lower mutual fund sales.

Investment income increased 13 percent as higher levels of invested assets were partially offset by a lower average yield. In addition, 2002 investment income included an investment loss of $78 million on WorldCom debt holdings ($71 million of which impacted AEFA's pretax income and $7 million of which accrued to AEB through its share of the premium deposit joint venture). For the nine months ended September 30, 2003, $286 million of total investment gains were more than offset by $310 million of impairments and losses. Included in these total investment gains and losses are $281 million of gross realized gains and $99 million of gross realized losses from sales of securities, as well as $163 million of other-than-temporary investment impairment losses, on securities classified as Available-for-Sale. For the nine months ended September 30, 2002, $228 million of total investment gains were more than offset by $324 million of impairments and losses. Included in these total investment gains and losses are $208 million of gross realized gains and $104 million of gross realized losses from sales of securities, as well as $169 million of other-than-temporary impairment losses, including the WorldCom loss noted earlier, on securities classified as Available-for-Sale.

Management and distribution fees declined 3 percent when compared to the same period a year ago. Management fees declined primarily due to lower average assets under management, excluding Threadneedle, reflecting net outflows within both institutional and retail activities over the past year, partially offset by improvement in equity market conditions. Distribution fees increased as greater limited partnership product sales and an increase in brokerage related activities were partially offset by lower mutual fund sales. Other revenues increased 13 percent due to higher property-casualty and life insurance-related revenues coupled with higher financial planning and advice service fees.

In the following table, the Company presents AEFA's aggregate revenues for the nine months ended September 30, 2003 and 2002 on a basis that is net of provisions for losses and benefits (see three month discussion for reasons for this presentation).


                                                   Nine Months Ended September 30,
                                                 -----------------------------------
(Millions)                                            2003                2002
                                                 ---------------     ---------------
Total GAAP revenues                                   $4,432             $ 4,173
  Less:  Provision for losses and benefits -
    Annuities                                            830                 751
    Insurance                                            591                 534
    Investment certificates                              146                 130
                                                 ---------------     ---------------
      Total                                            1,567               1,415
                                                 ---------------     ---------------
Net revenues                                         $ 2,865             $ 2,758
                                                 ===============     ===============

The provision for losses and benefits for annuities increased 10 percent due to higher average inforce levels, the effect of appreciation this year versus depreciation last year on equity indexed annuities and increased costs related to guaranteed minimum death benefits, partially offset by lower crediting rates. Insurance provisions increased 11 percent due to higher inforce levels and higher claims, partially offset by lower crediting rates. Investment certificate provisions increased 12 percent due to the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year and higher average reserve levels, partially offset by lower crediting rates.

Human resources expense increased 3 percent primarily due to merit increases, higher employee benefits and management incentive costs for home office employees partially offset by lower field force compensation-related costs. These increases were also partially offset by a net $21 million favorable change in DAC adjustments this year versus last year. Within the home office, the average number of employees was down 5 percent, excluding Threadneedle. Other operating expenses increased 15 percent due to the impact of fewer capitalized costs, which is the result of the comprehensive review of DAC-related practices completed during the third quarter of 2002, an increase in legal accruals and a higher minority interest expense for premium deposits related to a joint venture with AEB. See the DAC section below for further discussion of DAC and related adjustments. In addition, 2002 results also included a benefit of $7 million ($4 million after-tax) related to third quarter 2001 disaster recovery reserves to reflect lower than anticipated insured loss claims.

In addition, 2003 results include a $29 million reduction to tax expense resulting from adjustments related to the finalization of the 2002 tax return filed during the third quarter and publication of favorable technical guidance related to the taxation of dividend income. Partially offsetting this expense reduction were realized losses from sales of mortgage-backed securities as AEFA made adjustments in the level of these investments, such that mortgage-backed securities were 42 percent of AEFA's overall portfolio at September 30, 2003 compared to 48 percent at December 31, 2002.


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

Management monitors other principal DAC assumptions, such as persistency, mortality rate, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC may also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an acceleration of DAC amortization while a decrease in amortization percentage will result in a deceleration of DAC amortization. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period, and is reflected in the period in which such changes are made. As a result of these reviews, AEFA took actions in both 2003 and 2002 that impacted the DAC balance and expenses.

In the third quarter 2003, these actions resulted in a net $2 million DAC amortization expense reduction (a $22 million reduction in human resources expense and a $20 million increase in other operating expense) reflecting:


     o A $106 million DAC amortization reduction resulting from extending 10-15 year amortization periods for certain Flex Annuity contracts to 20 years. The Flex Annuity is an advisor-distributed variable annuity product sold from 1986-1996. In reviewing the persistency of this business in recent years, AEFA had observed significant volumes persisting beyond the end of the 10- and 15-year amortization periods. AEFA had maintained these amortization periods, however, due to uncertainty over the impact of a program launched in April 2002 under which eligible Flex Annuity contracts can be exchanged for new AEFA variable annuity contracts. Exchange rates to date under this program have been less than those expected, and AEFA concluded in the third quarter it would be appropriate to measure the meaningful life of this business without anticipating future exchanges. This is consistent with the measurement made for other AEFA products, and the resulting 20-year period is the same as that used for other advisor-distributed variable annuity products.
     o A $92 million DAC amortization increase resulting from the recognition of a premium deficiency on AEFA's Long-Term Care (LTC) business. AEFA has monitored this business closely in recent periods as claim and persistency experience have developed adversely. AEFA discontinued sales of its proprietary LTC product in the first quarter of 2003, and outsourced claims administration on the existing book in the second quarter. On the basis of updated analysis completed in the third quarter, AEFA concluded that the associated DAC was not fully recoverable at current premium levels. The associated DAC remaining after this $92 million reduction is $162 million.
     o A $12 million net DAC amortization increase across AEFA's universal life, variable universal life and fixed and variable annuity products. AEFA updated a number of DAC assumptions, resulting in increases in amortization totaling $26 million and decreases in amortization totaling $14 million. The largest single item was a $16 million increase in amortization reflecting lower than previously assumed spreads on fixed contract values.

In the third quarter 2002, these actions resulted in a net $44 million increase in expenses (a $1 million reduction in human resources expense and a $45 million increase in other operating expense) reflecting:

     o A $173 million DAC amortization increase resulting from resetting the customer asset value growth rate assumptions for variable annuity and variable life products to anticipate near-term and long-term growth at an annual rate of 7%; and
     o A $155 million DAC amortization reduction from revising certain mortality and persistency assumptions for universal and variable universal life insurance products and fixed and variable annuity products to better reflect actual experience and future expectations.
     o A $26 million operating expense increase from the revision of the types and amounts of costs deferred, in part to reflect the impact of advisor platform changes and the effects of related reengineering. This revision, which resulted in an increase in ongoing expenses, continued to impact the 2003 quarterly results.

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:



                                                  September 30,       December 31,
                                                      2003                2002
                                                ---------------     ---------------
  (Millions)                                       (Unaudited)
  Life and health insurance                          $ 1,576              $ 1,654
  Annuities                                            1,948                1,656
  Other                                                  393                  473
                                                 ---------------     ---------------
       Total                                         $ 3,917              $ 3,783
                                                 ===============     ===============


IMPACT OF MARKET-VOLATILITY ON RESULTS OF OPERATIONS

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

To the extent that the guaranteed minimum death benefit is higher than the current account value at the time of death, a cost is incurred by the issuer of the policy. Current accounting literature does not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, AEFA currently does not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. At present, the amount paid in excess of contract value is expensed when payable. Amounts expensed for the three months ended September 30, 2003 and 2002 were $7 million and $10 million, respectively. Amounts expensed for the nine months ended September 30, 2003 and 2002, were $26 million and $23 million, respectively. In July 2003, the American Institute of Certified Public Accountants (AICPA) issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1) which requires reserves related to guaranteed minimum death benefits. The impact of that requirement as well as other provisions of SOP 03-1 are currently being evaluated.

The Company's life and annuity products all have minimum interest rate guarantees in their fixed accounts. These guarantees range from 3% to 5%. To the extent the yield on AEFA's invested asset portfolio declines below its target spread plus the minimum guarantee, AEFA's profitability would be negatively affected.

LIQUIDITY AND CAPITAL RESOURCES



                       SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)
                             September 30,   December 31,      Percentage    September 30,    Percentage
                                  2003            2002          Inc/(Dec)         2002         Inc/(Dec)
                             -------------   -------------   -------------   -------------   -------------
                              (Unaudited)                                     (Unaudited)
Investments                      $ 42.3          $ 38.2           10.8 %         $ 35.8          18.1 %
Separate account assets          $ 27.6          $ 22.0           25.6           $ 21.1          31.0
Total assets                     $ 80.9          $ 73.7            9.8           $ 68.9          17.5
Client contract reserves         $ 40.8          $ 37.3            9.2           $ 36.1          13.0
Total liabilities                $ 73.8          $ 67.4            9.4           $ 62.7          17.7
Total shareholder's equity       $  7.1          $  6.3           13.6           $  6.2          15.3
Return on average total
  shareholder's equity*            10.1%           10.9%            -              11.3%           -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.


On September 30, 2003, AEFA acquired Threadneedle Asset Management Holdings LTD for cash of (Pounds Sterling)340 million (approximately $565 million at September 30, 2003 exchange rates). AEFA received a $564 million capital contribution from the Parent Company for the purposes of this acquisition. Threadneedle is one of the premier asset management organizations in the United Kingdom, with more than $81 billion in assets under management. Threadneedle will continue to manage certain assets of Zurich Financial Services U.K., which comprise a substantial portion of Threadneedle assets under management, for an initial term of up to eight years, subject to standard performance criteria. Threadneedle assets of $3.6 billion and liabilities of $3.0 billion are included in the balance sheet disclosures above, as appropriate.

Investments increased compared to September 30, 2002 primarily as a result of positive net cash flows and the impact of unrealized appreciation in the investment portfolio versus a year ago. Unrealized appreciation on Available-for-Sale securities is substantially impacted by changes in market rates of interest. At September 30, 2003, high-yield investments (excluding net unrealized appreciation and depreciation) were 6 percent of the total investment portfolio, consistent with December 31, 2002 and September 30, 2002.

AEFA holds investments in collateralized debt obligations (CDOs) and secured loan trusts (SLTs), some of which are also managed by AEFA. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and SLTs as part of its investment strategy in order to pay a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of September 30, 2003, the carrying values of the CDO residual tranches and SLT notes, managed by AEFA, were $18 million and $652 million, respectively. AEFA also has an interest in a CDO securitization described below; as well as an additional $29 million in rated CDO tranches and $27 million in minority-owned SLTs, both of which are managed by third parties. CDOs and SLTs are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of SLTs, AEFA's return is based on a reference portfolio of loans.

The carrying value of the CDO and SLT investments and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and SLTs is limited to the carrying value of such investments, they have additional risk associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount. See Note 1 to the Consolidated Financial Statements.

During 2001 the Company placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities (collectively referred to as transferred assets), having an aggregate book value of $905 million, into a securitization trust. In return, the Company received $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of September 30, 2003, the retained interests had a carrying value of $734 million, of which $551 million is considered investment grade. The Company has no obligations, contingent or otherwise, to such unaffiliated investors. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations.

Separate account assets increased from the prior year due to market appreciation, an additional $2.6 billion of assets from the Threadneedle acquisition and net inflows.

Client contract reserves increased 13 percent when compared to September 30, 2002 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

                                                          STATEMENTS OF INCOME
                                                          --------------------
                                                               (Unaudited)

(Dollars in millions)                           Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                              ------------------------   Percentage     -------------------------   Percentage
                                                  2003          2002      Inc/(Dec)         2003         2002        Inc/(Dec)
                                              -----------   ----------   ------------   ----------   ------------   ------------
Net revenues:
  Interest income                                $ 139         $ 158         (11.5)%       $ 436        $ 450            (2.8)%
  Interest expense                                  52            63         (17.7)          169          181            (6.6)
                                              -----------   ----------                  ----------   ------------
    Net interest income                             87            95          (7.3)          267          269            (0.3)
  Commissions and fees                              58            54           6.5           170          157             7.5
  Foreign exchange income & other revenues          54            50           8.3           159          131            21.6
                                              -----------   ----------                  ----------   ------------
    Total net revenues                             199           199           0.3           596          557             7.0
                                              -----------   ----------                  ----------   ------------
Expenses:
  Human resources                                   71            62          18.1           196          177            11.0
  Other operating expenses                          69            64           6.9           212          181            16.9
  Provision for losses                              20            37         (46.6)           81          116           (29.9)
  Restructuring charges                             (2)           (2)        (32.3)           (2)          (2)          (16.7)
                                              -----------   ----------                  ----------   ------------
    Total expenses                                 158           161          (0.7)          487          472             3.4
                                              -----------   ----------                  ----------   ------------
Pretax income                                       41            38           4.6           109           85            27.5
Income tax provision                                14            13           3.9            36           29            24.3
                                              -----------   ----------                  ----------   ------------
Net income                                      $   27        $   25           4.9        $   73       $   56            29.2
                                              ===========   ==========                  ==========   ============

AEB reported net income of $27 million and $73 million for the three and nine months ended September 30, 2003, respectively, up from $25 million and $56 million, respectively, for the same periods a year ago. For the three-month period, net interest income declined 7 percent due to lower Personal Financial Services (PFS) loan balances, reflecting AEB's decision to temporarily curtail loan origination in Hong Kong, and declining Corporate Banking loan balances partially offset by higher loan volumes in Private Banking and Financial Institutions Group (FIG). For the nine-month period, net interest income was relatively flat due to declining PFS and Corporate Banking loan balances offset by lower funding costs on the investment portfolio.

Commissions and fees increased 7 percent and 8 percent, respectively, primarily due to higher volume and fees in FIG and Private Banking, partially offset by reduced PFS and Corporate Banking activities. Foreign exchange income and other revenues rose 8 percent and 22 percent, respectively, due to higher client activity in Private Banking, higher mark-to-market gains on FIG investments in mutual funds and, for the nine-month period, higher earnings within the premium deposits joint venture with AEFA. For the nine-month period, AEB's 2002 revenue was negatively impacted by its share ($7 million) of the WorldCom investment loss that was incurred within the premium deposits joint venture.

For the three-month period, combined human resources and other operating expenses rose 12 percent reflecting greater technology costs, merit increases, greater employee benefit and management incentive costs, and currency translation losses, previously recorded in Shareholder's Equity, resulting from the Bank's scaling back of activities in Europe. For the nine-month period, combined human resources and other operating expenses rose 14 percent reflecting greater technology and management incentive costs, higher expenses resulting from the 2002 purchase of the remaining 50 percent of AEB's Brazil joint venture and the currency translation losses previously mentioned.

Provision for losses decreased 47 percent and 30 percent for the three and nine months, respectively, due to lower PFS loan volumes and an improvement in bankruptcy related write-offs in the consumer lending portfolio in Hong Kong.

In the third quarters of 2003 and 2002, AEB recognized a net benefit of $2 million ($1 million after-tax) from adjustments to restructuring reserves established in 2002 and 2001, respectively.


LIQUIDITY AND CAPITAL RESOURCES

                                        SELECTED STATISTICAL AND BALANCE SHEET INFORMATION

(Dollars in billions, except where indicated)     September 30,    December 31,    Percentage     September 30,    Percentage
                                                      2003             2002         Inc/(Dec)          2002         Inc/(Dec)
                                                  -------------   -------------   -------------   -------------   -------------
                                                   (Unaudited)                                     (Unaudited)

Total assets                                        $  14.5         $  13.2            9.9 %        $  12.0           20.8 %
Total liabilities                                   $  13.6         $  12.3           10.7          $  11.1           22.0
Total shareholder's equity (millions)               $   952         $   947            0.5          $   899            5.9
Return  on  average  total  shareholder's equity(A)    10.4 %           9.6 %           -               8.2 %           -
Return on average assets(B)                            0.74 %          0.66 %           -              0.55 %           -
Total loans                                         $   6.2         $   5.6           11.0          $   5.5           12.8
Total non-performing loans (millions)(C)            $    84         $   119          (29.1)         $   120          (29.9)
Other non-performing assets (millions)              $    15         $    15           (3.0)         $    17          (14.5)
Reserve for credit losses (millions)(D)             $   125         $   158          (20.7)         $   166          (24.5)
Loan loss reserves as a
   percentage of total loans                            1.9 %           2.7 %           -               2.8 %           -
Total  Personal   Financial  Services  (PFS)        $   1.4         $   1.6          (11.5)         $   1.6          (14.1)
 loans
30+ days past due PFS loans as a  percentage            5.3 %           5.4 %           -               4.9 %           -
of total
Deposits                                            $  10.6         $   9.5           11.6          $   8.6           23.7
Assets managed(E)/administered                      $  15.0         $  12.5           19.6          $  12.2           23.4
Assets of non-consolidated joint ventures           $   1.7         $   1.8          (10.4)         $   1.8           (8.6)

Risk-based capital ratios(F):
   Tier 1                                              10.5 %          10.9 %           -              10.2 %           -
   Total                                               10.8 %          11.4 %           -              10.9 %           -
Leverage ratio                                          6.0 %           5.3 %           -               5.3 %           -

(A) Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP. Prior period amounts have been revised to conform to current presentation.
(B) Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.
(C) AEB defines non-performing loans as loans (other than certain smaller-balance loans) on which the accrual of interest is discontinued because the contractual payment of principal or interest has become 90 days past due or if, in management's opinion, the borrower is unlikely to meet its contractual obligations. For smaller-balance consumer loans, management establishes reserves it believes to be adequate to absorb credit losses inherent in the portfolio. Generally, these loans are written off in full when an impairment is determined or when a loan becomes 120 or 180 days past due, depending on loan type.
(D)   Allocation (millions):

         Loans                                      $   117         $   151                         $   156
         Other assets, primarily foreign
            exchange and other derivatives                6               6                               9
         Unfunded contingents                             2               1                               1
                                                   ----------      ----------                      ----------
           Total reserve for credit losses          $   125         $   158                         $   166
                                                   ==========      ==========                      ==========

(E)  Includes assets managed by American Express Financial Advisors.
(F)  Based on legal entity financial information.

AEB had worldwide loans outstanding at September 30, 2003 of $6.2 billion, up from $5.6 billion and $5.5 billion at December 31, 2002 and September 30, 2002, respectively. The increase since September 30, 2002 resulted from a $600 million net increase in consumer and private banking loans, consisting of an $800 million increase in private banking loans and a $200 million decrease in PFS loans, and a $300 million increase in financial institution loans, partially offset by a $200 million net decrease in corporate and other banking loans. As of September 30, 2003, consumer and private banking loans comprised 67 percent of total loans compared to 66 percent at both December 31, 2002 and September 30, 2002.

Total non-performing loans of $84 million at September 30, 2003 decreased from $119 million at December 31, 2002 and $120 million at September 30, 2002 as AEB continues to wind down its Corporate Banking business. The decreases reflect loan payments and write-offs, partially offset by net downgrades, mostly in Egypt and India.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $8.0 billion and $7.2 billion to AEB's credit exposures at September 30, 2003 and 2002, respectively. Included in the $8.0 billion of additional exposures at September 30, 2003 are relatively lower risk cash and securities-related balances totaling $5.9 billion.


CORPORATE AND OTHER

Corporate and Other reported net expenses of $60 million and $160 million for the three and nine months ended September 30, 2003, respectively, compared with net expenses of $43 million and $132 million in the same periods a year ago. Third quarter 2002 results included the final preferred stock dividend based on earnings from Lehman Brothers for the six months ended May 31, 2002 of $23 million pretax ($20 million after-tax). Also included in the results for the nine months ended September 30, 2002 is a first quarter $46 million ($39 million after-tax) preferred stock dividend based on earnings from Lehman Brothers, which was offset by expenses for business building initiatives. The increase in current year net expenses versus the prior periods resulted in part from a lower tax benefit due to the loss of the Lehman Brothers dividend and higher interest expense related to additional corporate debt issuances.


OTHER REPORTING MATTERS
ACCOUNTING DEVELOPMENTS

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46), which addresses consolidation by business enterprises of variable interest entities. In October 2003, the FASB issued a statement delaying the effective date of the consolidation provisions of FIN 46 from July 1, 2003 to December 31, 2003 for VIEs created prior to February 1, 2003. Certain disclosures are addressed along with previous estimates of the impact of adopting FIN 46 in Note 1 to the Consolidated Financial Statements.

In July 2003, the AICPA issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The Company is currently evaluating its impact, which, among other provisions, requires reserves related to guaranteed minimum death benefits included within the majority of variable annuity contracts offered by AEFA. The SOP is required to be adopted on January 1, 2004 and any impact will be recognized as a cumulative effect of change in accounting principle in the Company's March 31, 2004 Statement of Income.
See AEFA's Impact of Recent Market-Volatility on Results of Operations section of MD&A for further discussion.


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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting the company's revenues; the company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability of the company to generate sufficient revenues for expanded investment spending and to actually spend such funds over the remainder of the year to the extent available, particularly if funds for discretionary spending are higher than anticipated, and the ability to capitalize on such investments to improve business metrics; credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover Deferred Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; potential deterioration in AEFA's high-yield and other investments, which could result in further losses in AEFA's investment portfolio; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of re-engineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such re-engineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on the company's businesses and infrastructure, including information technology systems, of terrorist attacks, disasters or other catastrophic events in the future; the impact on the company's businesses resulting from continuing geopolitical uncertainty; the overall level of consumer confidence; consumer and business spending on the company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services business; the ability to manage and expand cardmember benefits, including Membership Rewards(R), in a cost effective manner and to accurately estimate the provision for the cost of the Membership Rewards(R) program; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; successfully cross-selling financial, travel, card and other products and services to the company's customer base, both in the U.S. and internationally; a downturn in the company's businesses and/or negative changes in the company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in interest rates, which impact the company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company's card products and returns on the company's investment portfolios; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the costs and integration of acquisitions; the ability to accurately interpret the recently issued accounting rules related to the consolidation of variable interest entities, including those involving collateralized debt obligations, secured loan trusts and limited partnerships that the company manages and/or invests in, the impact of which on both the company's balance sheet and results of operations could be greater or less than that estimated by management to the extent that, after additional experience with and interpretation of such rules, the company needs to revise estimates of the consolidation impact and/or re-evaluate the impact of the rules on certain types of structures; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in the company's Annual Report on Form 10-K for the year ended December 31, 2002, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1.  Legal Proceedings

         The Company and its subsidiaries are involved in a number of legal and arbitration proceedings concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2002 and the Quarterly Reports on Form 10-Q for the quarters ended March 31, 2003 and June 30, 2003.

         In April 2003, a purported class action, captioned Rubin v. American Express Travel Related Services Co. Inc. et al. (formerly captioned Faulkner v. American Express Travel Related Services Co. Inc. et al.), was filed against the Company and TRS in the Circuit Court, Third Judicial Circuit, Madison County, Illinois. The plaintiff alleges that the Company wrongfully collected conversion fees assessed on transactions made in a foreign currency. The complaint alleges causes of actions for unjust enrichment, breach of contract and statutory fraud under the Illinois Consumer Fraud Act. The plaintiff is seeking an unspecified amount of damages. The defendants were served with the complaint in June 2003. The Company has filed a motion to transfer venue out of Madison County, Illinois and is awaiting a ruling on such motion.

         In June 2003, a purported class action, captioned Bernd Bildstein v. American Express Company, et al., was filed in the Queens County Supreme Court for the State of New York. In the complaint, plaintiff asserts a cause of action for violation of New York General Business Law Section 349. Plaintiff alleges that the defendants failed properly to disclose a purported transaction fee that is assessed on purchases of goods and/or services in a foreign currency. Based on these allegations, plaintiff seeks unspecified damages and attorneys' fees. The Company has filed a motion to compel arbitration and to stay the action.

         The Company had been advised that it and one of its subsidiaries was named in a purported class action captioned Aydin Inc. v. American Express Company et al., filed in the United States District Court for the Eastern District of Louisiana. The plaintiffs alleged an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and "debit cards." In August 2003 the action was voluntarily dismissed without prejudice without the Company ever having been served with the complaint.

         The Company also learned that it was named in a purported class action captioned Il Forno, Inc., et al. v. American Express Company et al., filed in the United States District Court the Central District of California in July, 2003. The Company was never served with a complaint in this action. The Company understands that this action alleged an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and "debit cards." In addition, the Company understands that the complaint also alleged that the Company maintains a monopoly through the inclusion of an arbitration provision in its merchant agreements. The plaintiffs sought injunctive relief and an unspecified amount of damages. In November 2003, the plaintiffs filed a motion to dismiss the action without prejudice.

         In August 2003, a purported class action, captioned Italian Colors Restaurant v. American Express Company et al., was filed in the United States District Court for the Northern District of California. This complaint alleges an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and "debit cards," and the plaintiffs seek injunctive relief and an unspecified amount of damages. The complaint also alleges that the Company maintains a monopoly through the inclusion of an arbitration provision in its merchant agreements. The Company has asked the Court to transfer venue of the Italian Colors action to the United States District Court for the Southern District of New York.

         In October 2003, a purported class action, captioned Cohen Rese Gallery v. American Express et al., was filed in the United States District Court for the Northern District of California. The complaint makes allegations similar to those made in the Il Forno and Italian Colors actions. The plaintiffs seek injunctive relief and an unspecified amount of damages.

         In May 2003, a purported class action, captioned eGeneral Medical, Inc., et al. v. VISA U.S.A., Inc. et al., was filed in the Eastern District of North Carolina alleging that the fees charged to Internet merchants when funds have been advanced by American Express and are later charged back to those merchants because a consumer transaction has been determined to be the result of fraud, or when a transaction has been disputed by the consumer and the dispute is resolved in the consumer's favor are excessive. The plaintiffs seek treble damages in an unspecified amount "but which is, at a minimum, hundreds of millions of dollars," disgorgement of fees earned, injunctive and other relief. In November 2003 the plaintiffs made a motion seeking the Court's permission to dismiss the action as to American Express Company without prejudice. Such motion has been preliminarily approved.

         In late April 2003, a purported class action, captioned Lorraine L. Osborne v. ADC Telecommunications, Inc. et al. was filed in the United States District Court, District of Minnesota. The action names American Express Trust Co. ("AETC"), a wholly-owned subsidiary of the Company, as a defendant in relation to AETC's role as directed trustee of the retirement savings plan of ADC Telecommunications (the "ADC Retirement Plan"). The complaint alleges that AETC breached fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended (ERISA), in relation to the retention of ADC common stock in the ADC Retirement Plan. The complaint seeks certification of a class of all participants who held ADC common stock in accounts in the ADC Retirement Plan during the period from November 2, 2000 to the present. Based on these allegations, the plaintiffs seek injunctive relief, restitution, unspecified monetary damages and attorneys' fees and costs.

         In July 2003, a National Association of Securities Dealers, Inc. ("NASD") arbitration panel held Securities America, Inc. ("SAI"), a wholly-owned subsidiary of the Company, liable in connection with certain claims filed by clients of a former broker of SAI who adopted an assumed identity to work for SAI and then allegedly engaged in improper practices in connection with his clients and their accounts. The arbitration panel awarded the clients approximately $1.4 million in compensatory damages and approximately $4.1 million in punitive damages. SAI filed a motion to have the decision of the arbitration panel vacated. The matter was subsequently settled for a reduced amount. To date, 16 additional claims by other clients (or groups of clients) of the former broker have been filed against SAI in various courts and before the NASD. Eleven of those claims have been settled or resolved by final judgment.

         The Securities and Exchange Commission ("SEC"), NASD, and several state attorneys general are conducting extensive investigations into several mutual fund industry practices including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m. ET), market timing
         (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds, and inappropriate sales of B (no front end load) shares. Enforcement proceedings have already been brought against individuals and firms, and the SEC has indicated that further enforcement action will be forthcoming. AEFA has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries. At the same time, AEFA is conducting a comprehensive review of its practices.

         In addition to the foregoing, the staffs of the SEC and NASD have recently notified numerous brokerage firms, including AEFA's broker dealer, that they have preliminarily decided to recommend that enforcement action be instituted against each of them for failure to deliver appropriate breakpoint discounts, which are volume discounts available to investors who make large mutual fund purchases. While AEFA is continuing to engage in discussions with the SEC and NASD staffs, the Company does not currently expect the resolution of this matter to have a material impact on the results of operations or financial position of the Company.



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

              Form 8-K, dated September 8, 2003, Item 9, reporting on a presentation delivered by Gary L. Crittenden, Executive Vice President and Chief Financial Officer of the Company, at the Lehman Brothers 2003 Financial Services Conference.

              Form 8-K, dated September 22, 2003, Item 9, reporting on a statement issued by the Company relating to the U.S. Court of Appeals' decision to affirm the District Court's ruling in favor of the Department of Justice in its antitrust lawsuit against Visa and MasterCard.

              Form 8-K, dated September 23, 2003, Items 5 and 7, reporting on the election of Edward D. Miller to the Company's Board of Directors.

              Form 8-K, dated October 8, 2003, Item 9, reporting on the completion of the acquisition of (i) Threadneedle Asset Management Holdings LTD from Zurich Financial Services Group and (ii) Rosenbluth International, Inc.

              Form 8-K, dated October 27, 2003, Items 9 and 12, reporting on the Company's financial results for the three and nine months ended September 30, 2003, and including a 2003 Third Quarter Earnings Supplement.

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


                                       AMERICAN EXPRESS COMPANY
                                       ------------------------
                                             (Registrant)




         Date:  November 14, 2003      By  /S/ GARY L. CRITTENDEN
                                       --------------------------------
                                           Gary L. Crittenden
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (as duly authorized officer and
                                           principal financial officer)

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