Form 10-K
period 2003-12-31
AMERICAN EXPRESS CO
filed 2004-03-12
CIK 4962

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

                   For the fiscal year ended December 31, 2003

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

           Title of each class                            Name of each exchange
           -------------------                             on which registered
Common Shares (par value $0.20 per Share)                 ---------------------
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

     The aggregate market value, as of June 30, 2003, of voting shares held by non-affiliates of the registrant was approximately $53.8 billion. Common shares of the registrant outstanding at March 8, 2004 were 1,290,080,248.

                       Documents Incorporated By Reference
Parts I, II and IV: Portions of Registrant's 2003 Annual Report to Shareholders.
  Part III: Portions of Registrant's Proxy Statement for the Annual Meeting of
                   Shareholders to be held on April 26, 2004.

================================================================================

                                TABLE OF CONTENTS

Form 10-K
Item Number

                                                                                             Page
                                                                                             ----
PART I
1. Business...............................................................................      1
      Introduction........................................................................      1
      Travel Related Services.............................................................      2
      American Express Financial Advisors.................................................     26
      Financial Planning..................................................................     27
      Competitive Environment.............................................................     31
      American Express Bank...............................................................     51
      Corporate and Other.................................................................     61
      Foreign Operations..................................................................     64
      Important Factors Regarding Forward-Looking Statements..............................     65
      Segment Information and Classes of Similar Services.................................     70
      Executive Officers of the Company...................................................     70
      Employees...........................................................................     72
2. Properties.............................................................................     72
3. Legal Proceedings......................................................................     73
4. Submission of Matters to a Vote of Security Holders....................................     78

PART II
5. Market for Company's Common Equity and Related Stockholder Matters.....................     78
6. Selected Financial Data................................................................     80
7. Management's Discussion and Analysis of Financial Condition and Results of Operation...     80
7A.Quantitative and Qualitative Disclosures About Market Risk.............................     80
8. Financial Statements and Supplementary Data............................................     81
9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...     81
9A.Controls and Procedures................................................................     81

PART III
10.Directors and Executive Officers of the Company........................................     82
11.Executive Compensation.................................................................     82
12.Security Ownership of Certain Beneficial Owners and Management.........................     82
13.Certain Relationships and Related Transactions.........................................     82
14.Principal Accounting Fees and Services.................................................     82

PART IV
15.Exhibits, Financial Statement Schedules, and Reports on Form 8-K.......................     83
   Signatures.............................................................................     85
   Index to Financial Statements..........................................................    F-1
   Consent of Independent Auditors........................................................    F-2
   Exhibit Index..........................................................................    E-1

                                     PART I*

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

     The Company maintains an Investor Relations Web site on the Internet at http://ir.americanexpress.com. The Company's filings with the Securities and Exchange Commission ("SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available free of charge as soon as reasonably practicable following the time they are filed with or furnished to the SEC by clicking on the "SEC Filings" link found on the Investor Relations homepage. Interested persons are also able to access the Company's Investor Relations Web site through the Company's main Web site at www.americanexpress.com by clicking on the "About American Express" link, which is located at the bottom of the Company's homepage. Information on such website is not incorporated by reference in this report.

     American Express achieved record earnings in 2003, while significantly increasing its investments in its businesses to generate future growth. The Company entered the year in a defensive posture and with a cautious view of the environment as a result of continued weak corporate spending and equity markets, the war in Iraq and SARS. Nonetheless, during the latter part of the year, the Company was able to build strong momentum as equity markets gained strength, the U.S. economy grew and the global travel industry began to grow again from the depressed levels of the last several years.

     Significant growth in the Company's credit and charge card business, strong credit quality, the success of the Company's ongoing reengineering efforts (which yielded benefits in excess of $1 billion for the third consecutive year) and progress at American Express Financial Advisors ("AEFA") all played a role in 2003 performance. For the year, the Company delivered:

          o    Revenues of $25.9 billion, up 9% from $23.8 billion in 2002

          o    Net income of $2.99 billion, up 12% from $2.67 billion in 2002

          o    Diluted earnings per share of $2.30, up 14% from $2.01 in 2002

          o    Return on equity of 20.6%, compared with 20.2% in 2002

For a complete discussion of the Company's financial results, including financial information regarding each of the Company's three operating segments, see pages 27 through 108 of the Company's 2003 Annual Report to Shareholders (the "2003 Annual Report"), which are incorporated herein by reference. For a summary of the Company and its operating segments, and discussion of the Company's principal sources of revenue, see pages 78 through 80 of the 2003 Annual Report.

---------------
* Various forward-looking statements are made in this Annual Report on Form 10-K, which generally include the words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions. Certain factors that may cause actual results to differ materially from these forward-looking statements are discussed on pages 65-70.

     These results met or exceeded the Company's long-term targets of 12% to 15% earnings per share growth, 8% revenue growth and 18% to 20% return on equity, on average and over time.

     The Company believes that its 2003 results reflect its ability to capitalize on the changes it began to initiate in 2001 to build a more flexible and adaptable business. These changes focused on improving the Company's economics, diversifying its card business, lowering its risk and investing in growth. They were designed to help the Company meet its long-term financial targets in an environment of slower economic growth and market appreciation. In addition, these changes were intended to help it capitalize quickly on improving market conditions, which the Company believes it was able to do in 2003 as it increased expenditures in business building initiatives as the economy and markets improved during the latter half of the year. These expenditures were used for the launch of many new Card products, increased marketing efforts and the successful completion of two targeted acquisitions, all of which helped to drive substantially higher growth in Cardmember spending and loans at the TRS operating segment and higher results at the AEFA operating segment.

                             TRAVEL RELATED SERVICES

     American Express Travel Related Services Company, Inc. (including its subsidiaries, unless the context indicates otherwise, "TRS"), which includes the Company's card, travel, merchant and network businesses, provides a variety of products and services worldwide, including, among others, global card network, issuing and processing services, customized charge card and credit cards for consumers and businesses worldwide, other consumer and corporate lending and banking products, American Express'r' Travelers Cheques and prepaid card products, business expense management products and services, corporate travel and travel management services, consumer travel services, tax, accounting and business consulting services, magazine publishing, merchant transaction processing and point-of-sale and back-office products and services. In certain countries, partly owned affiliates and unaffiliated entities offer some of these products and services under licenses from TRS.

     TRS' general purpose card network and card issuing businesses are global in scope. TRS is a world leader in providing charge and credit cards to consumers, small businesses and corporations. American Express'r' Cards are currently issued in 47 currencies, including Cards issued by third-party banks and other qualified institutions. In 2003, TRS' worldwide billed business (spending on American Express Cards, including Cards issued by third parties) was $352 billion, with approximately $90 billion coming from Cardmembers domiciled outside the United States. Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept the American Express Card. In 2003, TRS rolled out numerous new Card products and entered into various cobrand and other Card arrangements. TRS added a net total of 3.5 million cards in 2003, bringing total worldwide cards-in-force to 60.5 million (including Cards issued by third parties). As a result of the global reach of American Express' brand, its card issuing capabilities and its general purpose card network, the Company is positioned to take advantage of the growth opportunities in the global payments services business.

     Further, the Company believes that its "spend-centric" business model has significant competitive advantages. Card issuers generate the majority of their income through some combination of customer spending (which generates payments from merchants for card transactions), lending (which generates finance charges on revolving credit balances) and customer fees. The Company has strength in all three revenue streams, but has a unique edge in spending. On average, U.S. consumers spend about four times as much on their American Express Cards as they do on other cards. TRS generates revenue from this spending through the discount rate charged to merchants for Card transactions. Because of American Express Cardmembers' spending patterns, TRS can deliver greater value to merchants in the form of higher spending Cardmembers and therefore earn a premium discount rate. As a result, TRS can generate higher revenues from spending and has the flexibility to offer more attractive rewards and other incentives to keep customers spending more on their Cards. This, in turn, drives more business to merchants that accept the Card. This business model gives TRS a competitive advantage that TRS seeks to leverage to provide more value to its customers, merchants and Card-issuing partners.

     TRS' business as a whole has not experienced significant seasonal fluctuation, although travel sales tend to be highest in the second quarter, Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card-billed business tends to be moderately higher in the fourth quarter than in other quarters.

     TRS places significant importance on its trademarks and service marks and diligently protects its intellectual property rights around the world.

     Global Network Services

     TRS operates a global general purpose charge and credit card network. Network functions include operations, service delivery, systems, authorization, clearing, settlement and brand advertising and marketing; the development of new and innovative products for the network; and establishing and enhancing relationships with merchants globally, both online and offline. Since May 1996, the Company has been pursuing a strategy of inviting U.S. banks and other institutions to issue American Express-branded cards on the American Express merchant network, building on a business strategy it has implemented successfully in a number of countries outside the United States. By leveraging its global infrastructure and the appeal of the American Express brand, the Company aims to gain even broader reach for its network worldwide. American Express has established 79 card-issuing partnership arrangements in 89 countries. In January 2004, TRS and MBNA America Bank, NA ("MBNA") signed an agreement under which MBNA will issue its own American Express-branded credit cards in the United States and confirmed plans for MBNA to issue American Express-branded credit cards in Canada, Spain and the United Kingdom. As a result of this agreement, MBNA will become the first major U.S. bank to issue credit cards that are accepted on the American Express merchant network. MBNA's issuance of American Express-branded cards is subject to the elimination of VISA USA, Inc.'s ("VISA") and MasterCard International, Incorporated's ("MasterCard") rules prohibiting such issuance (see the discussion below describing the Department of Justice litigation).

     One of the key assets of the American Express merchant network is the American Express brand, which is one of the world's most highly recognized and respected brands. Cards bearing the American Express logo ("Cards") are issued by TRS and by qualified licensed institutions, and are accepted at ATMs and at all merchant locations worldwide that accept the American Express Card. TRS issues the vast majority of Cards on the American Express network.

     The Global Network Services business ("GNS") of TRS authorizes third-party financial institutions to issue American Express-branded cards that are accepted on the American Express merchant network. While TRS' network arrangements are customized to the particular market and partner requirements, all GNS partnerships are designed to help its partners develop products for their high-spending and best customers. Network arrangements include independent operator ("IO") arrangements, under which GNS' partner issues local currency American Express Cards in a particular market and serves as the local merchant acquirer and processor; joint venture arrangements, under which a joint venture in which TRS has an ownership stake acts as the merchant acquirer and issues Cards locally; and non-proprietary license arrangements, under which TRS grants the partner a license to issue American Express Cards and the partner owns the customer relationships, provides service, billing, and credit management and designs the Card product features and TRS processes the transactions and maintains the merchant acquirer relationship with merchants. In 2003, TRS also entered into several arrangements outside the United States in which the GNS partner acts as the local merchant acquirer in a particular market, but does not issue Cards. TRS chooses GNS partners who share a core set of attributes such as commitment to high quality standards, strong marketing expertise and compatibility with the American Express brand, and TRS requires its GNS partners to adhere to its product, brand and service standards.

     In 2003, the Company entered into nine new GNS relationships with financial institutions. GNS partners launched a total of 30 new products during 2003, bringing the total number of American Express-branded GNS partner products to over 350. In 2003, for example, Nedcor Bank launched a Gold credit card and a Gold corporate card in South Africa, Banco Comercial Portugues launched
Blue V2, the first credit card with a smart chip in Portugal and the Nations Trust Bank in Sri Lanka issued American Express Personal and Gold credit cards.

     GNS is an important strategic business that helps to increase American Express' market presence, drive more transaction volume onto the American Express merchant network and increase the number of merchants accepting the American Express Card. Since the creation of the GNS business in 1997, GNS partners have added 6.4 million new Cards to the American Express network (net of attrition). In addition, GNS merchant acquiring partners have added more than
2.5 million new establishments to the American Express network around the world. Since 1999, Cards-in-force issued by GNS partners have grown at a compounded annual growth rate of 24%. Spending on these Cards has grown at a compounded annual rate of 16% and totaled more than $12 billion in 2003.

     GNS' sources of revenues in IO arrangements include fees that are largely driven by the number of Cards issued and spending on those Cards. The credit risk for the issued cards resides with the local issuer, not with the Company. In addition, TRS benefits from expanded merchant coverage, which accommodates more inbound spending by Cardmembers from other parts of the world. In joint venture arrangements, the economics of the joint venture are similar to TRS' proprietary business, and TRS receives its contractual portion of the venture's income.

     GNS' revenues in non-proprietary license arrangements are derived from the level of Cardholder spending, royalties and fees charged to the Card issuer based on transaction volume, and the provision of value-added issuer services such as insurance products and consulting services. The GNS partner bears the credit risk for the issued cards, as well as the Card marketing and acquisition costs, fraud costs and costs of rewards and other loyalty initiatives; however, TRS does bear the risk arising from the GNS partner's potential failure to meet its settlement obligations to TRS as a result of the GNS partner's inability or unwillingness to make payment to TRS in respect of transactions made on the Company's network. TRS mitigates this risk by selecting GNS partners whom it believes will meet their obligations and by monitoring its GNS partners' financial health, their compliance with the terms of their relationship with TRS and the political and economic environment in which they operate. In certain instances, TRS may require GNS partners to post a letter of credit, bank guarantee or other collateral to reduce this risk.

    Even though TRS' gross revenues from GNS business volumes are lower than from TRS' proprietary issuing business, since the GNS partner is responsible for most of the operating costs and risk, TRS' expenses are lower as well. The result is a highly attractive earnings stream and risk profile, requiring modest capital support. The leverage inherent in the GNS business cost structure is very attractive and will become even more valuable as the GNS business grows. Since the majority of GNS costs are fixed, the GNS business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings.

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

     In contrast to the situation outside the United States, where banks and other qualified institutions have issued Cards on the network for many years, there have been no major U.S. banks issuing Cards on the American Express network in the United States. This situation is the result of rules and policies of VISA and MasterCard in the United States calling for expulsion of members who issue American Express-branded cards. No banks have been willing to forfeit membership in VISA and/or MasterCard to issue cards on the American Express network. In a lawsuit filed in October 1998 against VISA and MasterCard, the U.S. Department of Justice alleged that these rules and policies violate the antitrust laws of the United States. In October 2001, the trial judge ruled in favor of the U.S. Department of Justice, holding that these rules and policies do violate such laws. TRS views this decision as a major victory for U.S. consumers because it will ultimately lead to more vigorous network competition and more innovative card products and services.

     VISA and MasterCard appealed the decision and obtained a stay of the court's judgment during the appeals process. In September 2003, the U.S. Court of Appeals for the Second Circuit affirmed the trial court's decision, and in January 2004, the Court of Appeals denied VISA and MasterCard's motions for rehearing. In February 2004, the Court of Appeals continued the stay of the trial court's judgment while VISA and MasterCard file petitions for certiorari with the U.S. Supreme Court. However, in light of the Second Circuit's affirmation of the trial court's decision, followed by its denial of VISA and MasterCard's motions for rehearing, the Company has renewed its discussions with banks about establishing network partnership agreements in the United States. In this regard, as stated above, the Company announced an agreement with MBNA in January 2004 under which MBNA will issue American Express-branded credit cards in the United States once VISA and MasterCard's rules are no longer in place.

     As a network, TRS competes with other card networks, including, among others, VISA, MasterCard, Diners Club, Discover Business Services, a business unit of Morgan Stanley (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). The principal competitive factors that affect the network business are (i) the number of cards in force and amount of spending on these cards; (ii) the quantity and quality of establishments that accept the cards;
(iii) the economic attractiveness to card issuers and merchant acquirers of participating in the network; (iv) the success of targeted marketing and promotional campaigns; (v) reputation and brand recognition; (vi) innovation in systems, technology and product offerings; and (vii) the quality of customer service.

     Global Merchant Services

     TRS operates a global merchant services business, which includes signing-up merchants to accept American Express Cards and receiving, processing and paying Cardmember charges for merchants that accept Cards. During 2003, TRS continued its ongoing efforts to encourage consumers to use the American Express Card as their card of choice for everyday spending at establishments, as well as for their travel and entertainment spending. TRS also continued to increase the range of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, retail stores, supermarkets and gas stations.

     Other key signings of merchants also helped the Company to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, TRS signed agreements with eight major property management companies across the United States to accept the Card for rental payments at their luxury properties bringing the total number to ten. TRS also signed AIG Marketing, Inc. to accept the Card for insurance premium payments.

     TRS' objective is to achieve merchant coverage wherever and however Cardmembers want to use the Card, as well as to increase coverage in key geographic areas and new industries that have not, to date, accepted general purpose credit and charge cards as a means of payment. TRS adds new merchants to the American Express network through a number of sales channels: a proprietary sales force, third-party sales agents, strategic alliances with banks, the Internet, telemarketing and inbound "Want to Honor" calls (i.e., merchants desiring to accept the Card contacting the Company directly).

     As in prior years, during 2003, TRS continued to grow merchant acceptance of American Express Cards around the world and to refine its approach to calculating merchant coverage in accordance with changes in the marketplace. Globally, acceptance of general purpose charge and credit cards continues to increase, including among merchants that have not traditionally accepted charge and credit cards. Additionally, as the Global Network Services business signs partners in countries around the world who help to grow merchant acceptance in their local markets, and as American Express Card issuance expands in "emerging markets" outside the

United States, TRS has begun to include merchant coverage information from GNS merchant acquirers and from these "emerging markets". As a result of this refined approach, TRS estimates that, as of the end of 2003, TRS' merchant network in the United States accommodated more than 90% of Cardmembers' general purpose charge and credit card spending, and its international merchant network accommodated over 80% of Cardmembers' general purpose charge and credit card spending.

     TRS earns "discount" revenue from fees charged to "service establishments" for accepting Cards. The discount, which is the fee charged to the service establishment for accepting Cards, is deducted from the amount of the payment that the "merchant acquirer" (generally TRS) pays to a service establishment for charges submitted. A service establishment is defined as a merchant that enters into an agreement to accept Cards as a method of payment for goods and services. A merchant acquirer is the entity that contracts for Card acceptance with the service establishment, receives all Card transactions from the service establishment, pays the service establishment for these transactions and submits the transactions to TRS, which in turn submits them to the appropriate Card issuer for billing to the Cardmember. When a Cardmember presents the Card for payment, the service establishment creates a record of charge for the transaction and submits it to the merchant acquirer for payment. The discount is deducted from payment to the service establishment where TRS is the merchant acquirer and is recorded by TRS as discount revenue at the time the transaction is captured. Where TRS acts as the merchant acquirer and the Card presented at a service establishment is issued by a third-party bank or financial institution, such as in the case of some of TRS' GNS partnership arrangements, TRS will make financial settlement with the Card issuer. Such shared amounts are recorded by TRS as a reduction of discount revenue. Where the merchant acquirer is a third-party bank or financial institution, TRS also receives a portion of the discount revenue charged to such service establishments. Such amounts shared with and paid to TRS are recorded by TRS as discount revenue.

     The discount rate, which is generally expressed as a percentage of the amount charged on a Card, is contractually agreed with the service establishment. The level of the discount rate charged by TRS is principally determined by the value that is delivered to the service establishment and generally includes a premium over other card networks. Value is delivered to the service establishment through higher spending Cardmembers relative to competing card networks, the volume of spending by all Cardmembers, marketing programs and the insistence of Cardmembers to use their Cards when enrolled in rewards or other Card loyalty programs.

     The discount rate varies with the industry in which the service establishment does business, the charge volume, the timing and method of payment to the service establishment, the method of submission of charges and, in certain instances, the scope of the Card acceptance agreement signed with TRS (local or global), the average charge amount and the amount of information provided. TRS has generally been able to charge higher discount rates to participating service establishments than its competitors as a result of TRS' attractive Cardmember base. In 2003, as in prior years, the Company experienced some erosion in its discount rate, primarily reflecting the impact of stronger than average growth in the lower rate "everyday spend" merchant categories. Based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective re-pricing initiatives, will probably continue to result in some discount rate erosion over time.

     While many establishments understand the pricing in relation to the value provided, TRS has continued to encounter merchants that accept Cards, but prefer another type of payment and, consequently, suppress use of the Card. TRS continues to devote significant resources to respond to this issue, and has made progress by concentrating on acquiring merchants where Cardmembers want to use the Card, providing better and earlier communication of the American Express value proposition and, when necessary, by canceling merchants who suppress use of American Express Cards.

     TRS focuses on understanding and addressing key factors that influence merchant satisfaction, on executing programs that increase Card usage at merchants and on strengthening its relationships with merchants through an expanded roster of services that help them meet their business goals. TRS offers a full range of point-of-sale solutions that allow its merchant partners to accept American Express Cards as well as bankcards, debit cards and checks. All proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which lowers a merchant's cost of Card acceptance and avoids any payment delays caused by a third party.

     In 2003, TRS introduced satellite technology within its point-of-sale product portfolio to meet the increasing merchant demand for high speed credit card processing. TRS continues to invest in various broadband connectivity options, including wireless and IP-based technology in order to facilitate Card acceptance in new and emerging industries.

     TRS continues to support the fast-growing recurring billing industry through the Automated Bill Payment platform, a product that allows merchants to bill Cardmembers on a regular basis for repeated charges such as insurance premiums and subscriptions. In 2003, TRS also made modifications to its host authorization system in order to approve more transactions and reduce Cardmember disruption at the point-of-sale without a corresponding increase in fraud or credit losses. These enhancements were primarily focused on the recurring billing industry. TRS also introduced address verification improvements, which assist merchants in reducing the risk of fraud by validating addresses for shipments to addresses other than the Cardmember's billing address.

     Wherever TRS manages both the acquiring relationship with merchants and the Card-issuing side of the business, there is a "closed loop," which distinguishes the American Express network from the bankcard networks in that there is access to information at both ends of the Card transaction. This enables TRS to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels. In addition, the closed loop allows TRS's Card-issuing bank partners to further customize marketing efforts and to work with TRS to drive business to merchants who accept the Card.

     TRS, as the merchant acquirer, has certain contingent liabilities that arise in the event that a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over quality or non-delivery, and billing errors. Typically, the amount due to the Cardmember is offset against current or future submissions from the merchant. TRS can realize losses when offsetting submissions cease, such as when the merchant commences a bankruptcy proceeding or goes out of business. TRS actively monitors its merchant base to assess the risk of this exposure. When appropriate, the Company will take action to reduce the net exposure to a given merchant by either holding a set amount of the merchant's funds or lengthening the time between when the merchant submits a charge for payment and when TRS pays the merchant. TRS also holds reserves against these contingencies.

     In recent years there has been considerable interest on the part of a number of government regulators around the world regarding the fees involved in the operation of card networks, including the fees that merchants are charged to accept cards. Most significantly, regulators in the United Kingdom, European Union, Australia and Switzerland have conducted, and are continuing to conduct, investigations into the way that bankcard network members collectively set the "interchange," which is the fee paid by the merchant acquirer to the card-issuing bank. The interchange fee is generally the largest component of the merchant discount rate charged to merchants by the merchant acquirer with respect to bankcard charges. Although the regulators' focus has for the most part been specifically on VISA and MasterCard as the dominant card networks, government regulation of the card associations' pricing could ultimately affect all card service providers by mandating reduction of the levels of interchange and merchant discount. Downward movement of interchange and merchant discount fees may impact the relative economic attractiveness to card issuers and merchant acquirers of participating in a particular network, and may drive card service providers to look for other sources of revenue such as annual card fees, as well as reduction of costs by scaling back or eliminating rewards programs. In Spain, a parliamentary resolution in 2003 called on the government to take action to reduce the level of credit card interchange. In October 2003, new regulations issued by the Reserve Bank of Australia came into force that limit the interchange fees that VISA and MasterCard may charge to a "cost" basis formula. American Express and Diners Club were not included in the scope of these regulations. However, American Express and Diners Club may face increased pressure on merchant rates in Australia as the VISA and MasterCard rates are lowered.

     Regulators have also considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. As a result of action taken by the Reserve Bank of Australia, as of January 1, 2003, merchants in Australia are permitted to surcharge card transactions, including American Express Card transactions. To date, only limited incidence of surcharging has occurred in Australia. Although surcharging of credit card purchases has been permitted in other countries, such as the United Kingdom, for a number of years, there has been relatively low incidence of surcharging, as merchants do not wish to risk offending customers or losing customers to competitors who do not surcharge.

     In some markets outside the United States, particularly in the United Kingdom, third party processors have begun to offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder's residence (i.e., the cardholder's billing currency) at the point-of-sale, and submitting the transaction in the cardholder's billing currency, thus bypassing the traditional foreign currency conversion process of the card network and card issuer. The merchant and processor would retain some or all of the revenue resulting from the point-of-sale conversion, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the billing currency. This practice is not widespread, and it is uncertain to what extent consumers will prefer to have foreign currency transactions converted by merchants rather than their card issuer in accordance with terms disclosed by the issuer in the cardholder agreement and elsewhere. American Express is reviewing the potential impact of point-of-sale foreign currency conversion on revenues and Cardmembers. American Express' policy generally requires merchants to submit charges and be paid in the currency of the country in which the transaction occurs, and American Express itself converts the transaction to the Cardmember's billing currency.

     Consumer Card, Small Business and Consumer Travel Services

     TRS' Card business has a significant presence worldwide and serves a range of customer groups, including consumers and small businesses. TRS' consumer Card business is complemented by its consumer travel business, which provides travel services to Cardmembers and other consumers. TRS' Card business is focused on offering a broad set of card products, including customizing existing products to reach a greater number of customers. Core elements of TRS' strategy are its focus on acquiring and retaining high-spending, creditworthy Cardmembers across multiple groups; its breadth of product offering; the use of strong incentives to drive spending on the Card; the development and nurturing of wide-ranging relationships with cobrand, Membership Rewards'r' program and other partners; a multi-card strategy (having multiple Card products in a customer's wallet); and high-quality customer service.

     TRS and its licensees offer individual consumers charge cards such as the American Express Card, the American Express'r' Gold Card, the Platinum Card'r', and the ultra-premium Centurion'r' Card; revolving credit cards such as Blue from American Express'r', Blue Cash'r' from American Express and the Optima'r' Card, among others; and a variety of cards sponsored by and cobranded with other corporations and institutions, such as the Delta SkyMiles'r' Credit Card from American Express, the American Express'r' Platinum Cash Rebate Card exclusively for Costco Members and the Hilton HHonors Platinum Credit Card from American Express.

     Charge cards, which are marketed in the United States and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Charge Cards generally require payment by the Cardmember of the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be canceled. The no-preset-spending limit and pay-in-full nature of this product attracts high-spending Cardmembers who want to use a charge card to facilitate larger payments.

     TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, when the Company began aggressively to expand its credit card business, its lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of the Company's lending products, such as Blue from American Express, Blue Cash from American Express and the Delta SkyMiles Credit Card from American Express, as well as the increased number of Charge Cardmembers who have taken advantage of the Company's "lending on charge" options (such as the Sign & Travel'r' and Extended Payment Option programs).

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

     American Express Centurion Bank ("Centurion Bank"), a wholly owned subsidiary of TRS, issues Blue from American Express, Blue Cash from American Express, the Optima Card, and all other American Express-branded revolving credit cards in the United States. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with its Sign & Travel and Extended Payment Option programs. Centurion Bank is also the issuer of certain Charge Cards in the United States.

     TRS continued to bolster its proprietary international Card business through the launch of more than 80 new or enhanced Card products during 2003. These are cards that American Express issues, either on its own or cobranded with partnering institutions. They included Centurion cards in Mexico and Japan, the International Dollar Platinum Card in 43 Latin American and Caribbean markets, and several Gold Card products in markets including India, Japan and Indonesia, as well as cards with premier partners like Holt Renfrew in Canada, BMW in Australia and E-Plus in Germany.

     TRS issues Cards under cobrand agreements with selected commercial firms both in the United States and internationally. Examples of TRS' cobrand arrangements include agreements with Indian Airlines, KLM, Holt Renfrew, Aeroplan, a subsidiary of Air Canada, Peninsula Hotel (Hong Kong), AeroMexico, Air France, Loyalty Management Group Canada, Inc. (Air Miles'r'*), Alitalia, Delta Air Lines, British Airways, Costco, Hilton Hotels, Shop Rite Supermarkets, Singapore Airlines and Starwood Hotels and Resorts. The duration of such arrangements generally range from five to ten years. Cardmembers earn rewards provided by the commercial firms' respective loyalty programs based upon their spending on the cobrand cards, such as frequent flyer miles, hotel loyalty points and rebates. TRS makes payments to its cobrand partners based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending, and, under certain arrangements, on the number of accounts acquired and retained. TRS expenses amounts due under cobrand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Once TRS makes payment to the cobrand partner, as described above, the partner is solely liable with respect to providing rewards to the Cardmember under the cobrand partner's own loyalty program.

----------
* Trademark of AirMiles International Trading B.V. Used under license by Loyalty Management Group Canada Inc. and American Express Bank of Canada.

     The Company also issues Cards under distribution arrangements with banks, primarily outside the United States. Such bank distribution agreements involve the offering of a standard Company product (issued by TRS or one of its subsidiaries) to customers of the bank, generally with the bank's logo on the Card. In a bank distribution arrangement, the Company makes payments to the bank partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such Cards. The duration of such arrangements generally range from five to seven years. During 2003, new distribution agreements were signed with MeesPierson Asia Limited in Hong Kong, Phillips Securities in Singapore and ING Comercial America in Mexico.

     In addition to the payments to cobrand and bank partners referred to above, the arrangements with such entities may contain other terms unique to the arrangement with the partner, including an obligation on the part of TRS to make payments under certain circumstances.

     Many TRS Cardmembers, particularly Charge Card holders, are charged an annual fee that varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. Many revolving credit Cards are offered with no annual fee. Each Cardmember must meet standards and criteria for creditworthiness that are applied through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. The Company uses sophisticated credit models and techniques in its risk management operations and believes that its strong risk management capabilities provide it with a competitive advantage.

     Several products launched or renewed by TRS in the United States in the last few years continued to make significant contributions to its results in 2003, including the American Express'r' Rewards Green and American Express'r' Rewards Gold Cards for U.S. consumers. These Cards offer automatic enrollment in the Membership Rewards program and double points for purchases at supermarkets, gas stations, drugstores, and other everyday spend locations. Rewards-based products not only drive higher spending, they also have very favorable economics in terms of Cardmember attrition, credit and payment performance. These Cards provide Cardmembers with enhanced opportunities to earn rewards and support TRS' efforts to drive spending at everyday spend locations. Early in 2003, TRS introduced Blue Cash from American Express for U.S. consumers. This Card, which is in large part replacing the Company's Cash Rebate Card in the United States, carries no annual fee and offers up to five percent cash back on certain types of spending, based on a Cardmember's annual spending and payment activity.

     During 2003, TRS also continued to expand its U.S. Membership Rewards program - the largest program of its kind. TRS continued to add new Membership Rewards partners in a range of industries, including Elizabeth Arden Red Door Salons, Hyatt Hotels and Resorts, Telecharge.com, SeaWorld and Busch Gardens Adventure Parks, Fortunoff and Escada. TRS also introduced a new offering called Your Reward'r' that allows enrollees to create their own unique redemption packages, as well as to select from a diverse menu of ready-made adventures and experiences. TRS' Membership Rewards program continues to be an important driver of

Cardmember spending and loyalty. The Company believes, based on historical experience, that Cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

     As in the United States, rewards are a strong driver of Cardmember spending in the international consumer business. In 2003, TRS continued to enhance its rewards programs in several markets, offering richer and more flexible choices that enable Cardmembers to earn points more quickly, including the launch in New Zealand of the American Express Platinum Membership Rewards'sm' Credit Card and the Rewards Maximiser Card in Australia. TRS also introduced a rewards "Accelerator" program in ten markets that drives spending by enabling Cardmembers to earn points faster.

     When a Cardmember enrolled in the Membership Rewards program uses the Card, TRS establishes reserves in connection with estimated future reward redemptions. When a Membership Rewards program enrollee redeems a reward using the Membership Rewards program points, TRS makes a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Due to higher charge volumes and greater program participation and penetration, the expense of Membership Rewards has increased over the past several years and continues to grow. By offering a broader range of redemption choices, TRS has improved customer satisfaction with the Membership Rewards program. TRS continually seeks ways to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

     Throughout the world, Cardmembers have access to a variety of free and fee-based special services and programs, depending on the type of Card they have and their country of residence. These include the Membership Rewards program, Global Assist'r' Hotline, Buyer's Assurance Plan, Car Rental Loss and Damage Insurance, Travel Accident Insurance, Purchase Protection Plan, Best Value Guarantee, Emergency Card Replacement, Emergency Check Cashing Privileges, Automatic Flight Insurance, Premium Baggage Protection, Assured Reservations, Online Fraud Protection Guarantee, Credit Card Registry, Credit Bureau Monitoring and Credit Insurance services. Certain Cards provide Cardmembers with access to additional services, such as a Year-End Summary of Charges Report.

     The Platinum Card, a charge card offered to consumers in the United States and in virtually all other countries in which TRS issues Cards, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. The Centurion Card, which is offered by invitation to consumers in the United States and five other countries, is an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits. Personal, Gold, Platinum and Centurion Cardmembers receive the Customer Relationship Statement, which is used to communicate special offers for products and services of both merchants and the Company.

     Over the past ten years, TRS has significantly expanded the number of service establishments that accept TRS' card products as well as the kinds of businesses that accept the Card. As discussed above, in recent years, TRS has focused its efforts on increasing the use of its Cards for everyday spending. In 1990, 65% of all of TRS' U.S. billings came from the travel and entertainment sectors and 35% came from retail and other sectors. By 2003, that proportion was reversed, with retail and non-travel and entertainment spending in the United States accounting for approximately 65% of the business billed on American Express Cards. This shift resulted from the growth, over time, in the types of merchants who began to accept charge and credit cards in response to consumers' increased desire to use these cards for more of their purchases, and TRS' focus on expanding Card acceptance to exploit these opportunities. In recent years, this shift was important because of a decrease in spending in travel and entertainment resulting from the overall economic and political environment.

     TRS continues to make significant investments, both in the United States and internationally, in its card processing system and infrastructure to allow faster introduction and greater customization of products. TRS also is using technology to develop and improve its service capabilities in order to continue to deliver a high quality customer experience. For example, TRS maintains a service delivery platform that its employees use in the card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new cards to an account and resolving customer satisfaction issues. In international markets, TRS is building flexibility and enhancing its global platforms and capabilities in revolving credit, its full service banking platform called iWealthview, and consumer payment options. See "Corporate and Other" for a description of the Company's arrangement regarding the outsourcing of many of its technology operations to IBM.

     The Company continued to leverage the Internet to lower costs and improve service quality. During 2003, it expanded the number of services and capabilities available to customers online and increased their utilization. For example, within the United States, approximately 86% of the Company's card servicing call volume can now be handled online. The Company now has more online interactions with U.S. customers than it does by telephone or in person. Online Card sales grew steadily in 2003 as well.

     At year-end, approximately twelve million Cards were enrolled in "Manage Your Card Account Service". This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. The Company now has an online presence in 55 markets.

     In addition to its U.S. and international consumer Card businesses, TRS is also a leading provider of financial and travel services to small businesses (firms that generally have less than 100 employees and/or sales of $10 million or less), a key growth area in the United States. OPEN: The Small Business Network'sm' from American Express ("OPEN Network") offers small business owners a wide range of tools, services and savings designed to meet their needs, including charge and credit cards, access to working capital, expense management reporting, enhanced online account management capabilities and savings on business services from OPEN Network partners.

     During 2003, TRS continued to expand the OPEN Network breadth of products and services, including the introduction of the Business Cash Rebate Credit Card and the Platinum Business Credit Card. TRS also expanded its ability to offer line-of-credit products to U.S. small businesses through SBA Express, an innovative federal loan program that enables TRS to offer lines of credit backed by the U.S. Small Business Administration. During 2003, TRS introduced Online Expense Management Reports, an online tool that helps small business owners track and manage their business expenses, and Online Upgrades, which provides Cardmembers a quick and convenient new way to upgrade their Accounts. The OPEN Network also provides small business Cardmembers with the benefits of its Everyday Savings program, which provides savings to Cardmembers when they use their Cards to make purchases at program partners. Everyday Savings partners are leaders in categories relevant to businesses, including car rental, document reproduction, office supplies, shipping and wireless phones.

     The American Express Consumer Travel Network provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers and participating American Express Representatives (independently-owned travel agency locations). Consumer Travel's vision and strategy is to be the premium travel service provider of choice to American Express Cardmembers. Consumer Travel markets unique travel products and services in conjunction with the Card to provide an end-to-end experience. U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers two-for-one fares on international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities.

     In addition, the Consumer Travel business operates a wholesale travel business in the United States, which packages American Express Vacations and distributes travel packages through other retail travel agents, and a cruise subsidiary in the United States, which markets value-added cruise products called the Mariner's Club. Consumer Travel also provides Membership Rewards program cruise and tour fulfillment, fee-free Traveler's Cheques, and foreign exchange.

     TRS' worldwide travel network of more than 1,700 retail travel locations is important in supporting the American Express brand and providing customer service throughout the world.

     TRS encounters substantial and increasingly intense competition with respect to the Card-issuing business. As a card issuer, TRS competes in the United States with financial institutions (such as Citibank, Bank One and JPMorgan Chase (which announced their plans to merge), MBNA, and Capital One Financial) that are members of VISA and/or MasterCard and that issue general purpose cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley affiliate that issues the Discover Card on the Discover Business Services network. Internationally, TRS is also subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. TRS also encounters limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for TRS' Cards because of their limited acceptance. As a result of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers and the largest issuers have continued to grow using their greater resources, economies of scale and brand recognition to compete.

     Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits and other reward or rebate programs, "teaser" promotional interest rates for both credit card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders. Target customers are segmented based on factors such as financial needs and preferences, brand loyalty, interest in rewards programs and creditworthiness, and specific products are tailored to specific customer segments.

     Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as many financial institutions have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo. As a result, the volume of transactions made with debit cards in the United States has continued to increase significantly and, in the United States, has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. While debit cards may be used instead of credit and charge cards for certain kinds of transactions, the ability to substitute debit cards for credit and charge cards is limited because the consumer must have sufficient funds in his or her demand deposit account to cover the transaction in question. For example, larger purchases or delayed purchases may not be appropriate for debit cards. TRS does not currently issue point-of-sale debit cards on the American Express merchant network.

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

     American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchases the majority of Charge Card receivables arising from the use of Cards issued in the United States and in designated currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank finances its revolving credit receivables through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS and Centurion Bank also fund receivables through asset securitization programs. The Company utilizes the gains from its securitization activities to help fund certain marketing and promotion activities. The cost of funding Cardmember receivables and loans is a major expense of Card operations. (For a further discussion of TRS' and Centurion Bank's securitization and other financing activities, see page 27, pages 37 through 38, page 43, pages 44 through 47 and pages 53 through 57 under the caption "Financial Review," and Note 4 on pages 88 through 90 of the Company's 2003 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.)

     Centurion Bank's deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") for up to $100,000 per depositor. Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC. Among the activities of Centurion Bank that are regulated at the federal level are its anti-money laundering compliance activities. The Company has taken steps to maintain a compliance program consistent with applicable standards. For further discussion of the anti-money laundering initiatives affecting the Company, see "Corporate and Other" below. Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. As of December 31, 2003, AECB met the "well capitalized" standard, with a tier one risk-based capital ratio of 9.00%, a total risk-based capital ratio of 10.33%, and a leverage ratio of 11.55%.

     American Express Bank, FSB ("AEBFSB") is a federal savings bank regulated and supervised by the Office of Thrift Supervision ("OTS"). In December 2003, AEBFSB and certain of its affiliates received OTS approval to, among other things, transfer ownership of the federal savings bank from AEFA to TRS, relocate its headquarters from Minneapolis, Minnesota to West Valley, Utah, and amend its business plan to permit AEBFSB to offer certain credit, charge and consumer lending products, small business loans, mortgages and mortgage-related products and to operate a transactional Internet site. The implementation of the changes to AEBFSB's business plan, which will provide more flexibility to the Company, began in the first quarter of 2004 with the transfer of certain Card accounts from Centurion Bank to AEBFSB. AEBFSB continues to provide personal trust, custodial, agency and investment management services to individual clients of AEFA. AEBFSB is registered with the SEC as an investment adviser. AEBFSB is authorized to transact business in all 50 states and the District of Columbia, and utilizes AEFA as its primary distribution channel for these services.

     The charge card, ATM and consumer lending businesses are subject to extensive regulation in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit); the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected); the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted); the Fair Credit Billing Act (which, among other things, regulates the manner that billing inquiries are handled and specifies certain billing requirements); the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs). Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see "Corporate and Other" below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which the Company operates have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect the Company to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the USA PATRIOT Act. (For a discussion of this legislation and its effect on the Company's business see "Corporate and Other" below.) Centurion Bank, AEBFSB and the Company's other bank entities are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which the Company conducts its business and the costs of compliance. The regulatory environment in which the Company's Card and lending businesses operate has become increasing complex and robust. The
Company regularly reviews and, as appropriate, refines its business practices in light of existing and anticipated developments in laws, regulations and industry trends so that it can continue to manage its business prudently and consistent with regulatory requirements and expectations.

     In January 2003, the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued in final form its guidance on Credit Card Account Management and Loss Allowance Practices (the "Guidance"). The Guidance covers five areas: (i) credit line management,
(ii) over-limit practices, (iii) minimum payment and negative amortization practices, (iv) workout and forbearance practices, and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. The Company does not have any lending programs that target the subprime market. The Guidance has not had any material impact on the Company's businesses or practices and the Company does not believe that the Guidance will have any material impact on its practices in the future, nor does the Guidance mandate any changes to the Company's practices.

     Global Corporate Services

     TRS' Global Corporate Services business ("GCS") helps companies around the world better manage the costs and processes associated with a range of expenses, including travel and entertainment and everyday business products and services. GCS offers three primary products and services: Corporate Card, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending; Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies; and Corporate Travel, a large corporate travel agency, which helps businesses manage their travel expenses through a variety of travel-related products and services.

     The American Express'r' Corporate Card is a charge card issued to individuals through a corporate account established by their employer for business purposes. Through the Corporate Card program, companies can monitor travel and entertainment expenses and improve negotiating leverage with suppliers, among other benefits. American Express uses its direct relationships with merchants that accept the Card to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. American Express issues local currency Corporate Cards in 37 countries (both through proprietary operations and partner banks), and international dollar Corporate Cards in other countries.

     Corporate Purchasing Solutions ("CPS") provides large and middle market companies with tools to better manage their everyday spending. CPS is used by corporations to buy everyday goods and services, such as office supplies and industrial supplies and equipment, in 24 markets around the world. This type of spending by corporations is less susceptible to economic downturns than traditional travel and entertainment spending and helps to diversify the spending mix on the Company's Cards.

     GCS is a leading provider of expense management services to global, multinational and large businesses worldwide. GCS established the Global Business Partnerships group which serves a highly select group of Fortune 100 companies that have globalized their approach to travel and entertainment expense management and have structured their purchasing requirements in a global manner to more effectively manage and optimize their investments in travel and entertainment, as well as everyday corporate expenses.

     In addition, GCS provides Corporate Card and travel expense management services to middle market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion) in mature economies worldwide, including the United States, Canada, the United Kingdom, France, Sweden, Germany, Australia, Singapore and Mexico. GCS is focused on continuing to expand its business with midsize companies and believes this market offers a strong growth opportunity, as it encompasses a segment of customers that typically do not have corporate card programs. In 2003, GCS invested in a wide range of marketing programs and product enhancements, and added sales staff to generate more Card and travel business with midsize firms. To enhance the card product for midsize and certain large market firms in the United States, in 2003 GCS expanded its Savings at Work'sm' program, which provides companies with discounts on everyday products and services, such as office supplies, and a range of business services.

     During 2003, GCS added several major clients in the United States and internationally for the Corporate Card, including Oracle, Merrill Lynch, Sony Corporation of America and BearingPoint. Raytheon and Novartis became CPS clients during the year.

     In 2003, TRS announced a new partnership with American Airlines in the U.S. Corporate Card business. The American Express Business ExtrAA Corporate Card, a cobranded Card for midsize and certain large market companies, delivers savings in the form of cash rebates on a company's airline spending, as well as bonus points and discounts on everyday business spending. The new partnership with American Airlines adds a new level of premium value to

TRS' Corporate Card portfolio, providing a growth opportunity in attracting and cultivating the loyalty of midsize companies. TRS also announced similar cobrand issuing arrangements with Qantas Airways, KLM Royal Dutch Airlines and Aeroplan, a wholly owned subsidiary of Air Canada.

     With the increased focus on cost containment by firms, GCS has seen significant growth over the past few years in the Corporate Meeting Card, which helps U.S.-based companies control company meeting expenses. The Corporate Meeting Card provides clients with a tool to capture such spending and provides company meeting planners with a tool to simplify the meetings payment process and access to data to negotiate with suppliers. GCS also launched the Corporate Defined Expense Program in 2003. This product allows companies to set a maximum amount to be charged on a Card before expiration and permits them to segregate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.

     In 2003, GCS expanded sales of American Express @ Work'r', a secure, web-based suite of online tools that enables Corporate Card, CPS and Corporate travel customers to perform account review and servicing and access management reports on a 24/7 basis through a single user interface. This suite helps companies manage expenses and manipulate spend data more efficiently than offline alternatives, while decreasing the costs associated with servicing. These products enable companies to review, combine and manipulate Corporate Card, Corporate Travel and Corporate Purchasing Solutions data. One of the products also allows companies to reconcile the data with its internal accounting system.

     Competition in the commercial card (Corporate Card and CPS) business is increasingly intense at both the card network and card issuer levels. At the network level, Diners Club remains a significant global competitor. In addition, both VISA and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, GE Capital Financial Inc. and Citibank (in the United States and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements. In the past few years, MasterCard has promoted enhanced web-based support for its corporate card issuing members, and VISA International supported the creation of a joint venture by a number of its member banks from around the world to compete against GCS and Diners Club for the business of multinational companies. The key competitive factors in the commercial card business are, in addition to the factors cited on page 16, (i) the ability to capture and deliver detailed transaction data and expense management reports; (ii) the number and types of businesses that accept the cards; (iii) pricing; (iv) the range and innovativeness of products and services to suit business needs; (v) quality of customer services; and (vi) global presence.

     GCS also provides a wide variety of travel services to customers traveling for business and is one of the world's largest corporate travel management companies. American Express Corporate Travel provides travel reservation advice and booking transaction processing; travel expense management policy consultation; supplier negotiation and consultation; management information reporting, data analysis and benchmarking; and group and incentive travel services. Corporate Travel services customers in 37 key markets worldwide, of which 31 are proprietary operations and six are managed through joint ventures. In 2003, GCS was awarded the corporate travel business of companies including BearingPoint, British Telecom and the French Government's Ministry of Defense.

     In October 2003, the Company continued pursuing its growth strategy and expanded its global reach by completing the acquisition of Rosenbluth International, a corporate travel company that was the fifth-largest travel management company in the United States. The Rosenbluth acquisition added nearly 400 servicing locations and, as of year-end, approximately 2,700 employees in the United States, Canada, and the United Kingdom, as well as other strategic markets in Europe, Asia and the Pacific Rim. The Company believes that the Rosenbluth acquisition helps the Company expand an advantage over other competitors and online travel agencies that do not offer similar worldwide servicing capabilities. The Rosenbluth acquisition also has increased customer volume in both the large and middle market segments and will enable the continued development of a high quality product and services portfolio by integrating the technology and customer solutions from both companies.

     GCS continues to modify its economic model and invest in new technologies to address ongoing travel industry challenges. For example, GCS has been successful in its efforts to diminish its reliance on commission revenues from suppliers, such as airlines or hotels, and now relies more on customers to pay transaction or management fees for its travel services. In 2003, a smaller portion of U.S. corporate travel revenues came from airlines, hotels, rental car companies and other suppliers, and a majority came from customers. A few years ago, that mix was the reverse. In addition, GCS has moved many of its business processes and customer servicing for corporate travel online. Key initiatives included the acceleration of the use of interactive travel processes in the United States and other key markets, which streamlines processes, increases productivity, enhances the quality of customer service and satisfaction and improves overall GCS profitability. By the end of 2003, in the United States, 25% of all of GCS' corporate travel transactions were processed online, and online penetration rates in the United Kingdom, Canada, Mexico and Australia achieved levels within the 5% to 10% range.

     The corporate travel division of GCS faces vigorous competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, convenience, global capabilities and proximity to the customer. In addition, competition comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents.

     In 2003, several U.S.-based online travel agencies strategically expanded their offerings and marketing efforts beyond their traditional target customer set, which had formerly been primarily the leisure traveler, with increasing focus on small or middle market companies in the United States. Orbitz, Expedia and Travelocity have all begun to pursue midsized and larger corporate travel customers in North America. While the majority of the online agencies' efforts to penetrate the managed corporate travel sector has to date occurred in the United States, it is likely that these efforts will be expanded to Canada, the United Kingdom and other mature European markets in 2004. Competition for these larger corporate travel customers will intensify as a result of these efforts.

     Airlines have continued their efforts to reduce distribution expenses. Following the industry-wide action in March 2002 when U.S. airlines and some international carriers announced they would no longer pay "base" commissions to travel agents for tickets sold in the United States and Canada on all domestic and international travel, airlines in other markets followed suit. During late 2002 and throughout 2003, in the United Kingdom, Scandinavia, the Netherlands, Australia, Mexico, Brazil, and some Asia Pacific countries, the leading market airline has discontinued or drastically reduced base commission payments to travel agencies. Similar actions are expected in France and Germany in 2004.

     The impact in 2003 of global macro events, including the continued worldwide economic uncertainty, the war in Iraq, fear of terrorism and other geopolitical uncertainty and SARS, adversely impacted the travel industry and caused some travel agencies to go out of business and encouraged others to seek consolidation opportunities. For example, the North American Airlines Reporting Corporation ("ARC") reported 13% fewer ARC-accredited agencies operating in North America in 2003 versus the number of agencies in 2002.

     This year also saw the continued rise in popularity, relevance and profitability of the low-cost air carrier segment in the United States, Europe and Asia, including the successful launch of several new low-cost carriers, some of which are subsidiaries of financially troubled U.S. "mainline" carriers. While this segment has focused in the past primarily on leisure travelers, 2003 saw a continued rise in the number and percentage of business travelers using these low-cost airlines.

     Until the last few years, GCS had received commissions and fees for ticketing and reservations from airlines and other travel suppliers, and management and transaction fees from corporate travel customers. The ongoing trends of airline alliances, airline websites permitting travelers to book business directly and ongoing rate reductions in airline commissions continue to reduce revenue for travel companies and raise costs for travelers. In 2003, GCS announced its TravelBahn'r' Distribution Solution in North America, a proprietary distribution network alternative that provides access to best airline inventory and fares for American Express Corporate Travel customers with a number of carriers. The Company continues its negotiations with additional airline carriers to finalize similar distribution agreements.

     In response to the changing operating environment and the accelerated fluidity in airline and hotel pricing caused by unsteady capacity and demand, GCS has consulted with customers regarding the growing need to develop new, more fluid purchasing models. These new models attempt to utilize negotiated annual corporate fares for airline and hotel inventory often on short notice or on a last-minute basis. Late in 2003, GCS launched the PreferredExtras'sm' Hotel Program, designed to guarantee North American corporate travel customers the lowest available hotel rates at 1,400 locations globally among a select portfolio of preferred hotel partners.

     GCS, through its Consumer Travel International and Foreign Exchange Services Group ("CTI & FES"), provides leisure travel services outside the United States and retail and wholesale currency exchange and Cardmember services worldwide through a global retail network of American Express-owned and franchised offices. The division experienced material volume decreases due to the war in Iraq, the impact of the SARS virus on global travel volumes and the fear of terrorism, all of which were particularly detrimental to leisure travel spending.

     CTI & FES expanded its retail presence in the airports with new signings at New Delhi, Newark and Munich airports, and with contract expansions or extensions at Rio de Janeiro, Mexico City and Sao Paolo airports. CTI & FES also provides electronic funds transfer services, primarily in the United States, Canada, the United Kingdom and Australia. These services offer small and midsize businesses an Internet-based solution to transfer, record and track payments to international suppliers and banks. CTI & FES also offers wholesale currency services to financial institutions and key corporate clients from its distribution and processing centers in the United Kingdom and Australia.

     In retail consumer travel, the group significantly expanded its number of retail locations in Australia and China through large partner franchise agreements in those markets. Membership Travel Services ("MTS") provides Card, travel and lifestyle servicing to the Company's premium Cardmembers, including Gold, Platinum and Centurion Cardmembers outside the United States, with the majority of operations in the United Kingdom, France, Italy, Germany, Spain, Belgium, Japan, Australia, Hong Kong, Singapore and Mexico. In 2003, MTS focused on rationalizing its customer servicing platforms and standardizing its service delivery, as well as investing in exclusive Cardmember benefits for travel, entertainment, recreation and dining offers through a network of preferred suppliers.

     Global Travelers Cheques and Prepaid Services

     The Company, through its Global Travelers Cheques and Prepaid Services Group ("TCPS"), is a leading issuer of travelers checks. In 2001, the Company made the decision to stop offering Money Order and Official Check products and will be fully exited from this business by August 2004. The Company will, however, continue to honor all previously issued and sold Money Orders and Official Checks. TCPS also offers the TravelFunds Direct'r' service, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

     The American Express Travelers Cheque ("Travelers Cheque" or "Cheque") is sold as a safe and convenient alternative to currency. The Travelers Cheque is a negotiable instrument, has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. During 2003, TCPS launched a new Travelers Cheque product in Russia and Argentina, the American Express Cheque - Secure Funds. This product offers the same functionality and security as a Travelers Cheque and addresses consumers' desire to keep extra funds available at home. Gift Cheques, another type of travelers check, are used for gift-giving purposes.

     Travelers Cheques are issued in eight currencies, including a Euro-denominated Travelers Cheque, both directly by the Company and through a joint venture company in which the Company holds an equity interest. American Express Cheque - Secure Funds is issued in two currencies, U.S. dollars and Euros. Gift Cheques are issued in U.S. dollars and Canadian dollars.

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

     Arrangements with sellers continue to be critical to TCPS' expansion of its sales distribution network. In 2003, TCPS gained a number of new distributors, including AARP in the United States, TUI in Germany, Aeromexico in Mexico and the Thomas Cook UK Limited website. In addition, the Company's sale of Travelers Cheques and Gift Cheques over the Internet continued to grow.

     TCPS has also grown its prepaid card business. In 2003, TCPS introduced the TravelFunds'sm' Card ("TFC"), a prepaid, reloadable travel money card. The TFC is available in U.S. Dollars, British Pounds Sterling and Euros, and can be used worldwide at all merchants and ATMs that accept the American Express Card. The TFC offers the same customer service and security of the Travelers Cheque, including passport and credit card replacement assistance. The group also continued to expand the distribution channels for prepaid products with the addition of retail, airline, car rental, hotel and travel agency sellers, as well as postal services in Australia, Canada and the United States. In 2003, TCPS also continued to offer two prepaid gift products, the American Express Gift Card, which can be used at retail as well as restaurant establishments that accept American Express Cards, and the Be My Guest'r' Card, specifically designed for restaurant dining. TCPS is continually evaluating additional prepaid products to offer a variety of consumer segments.

     During the year, overall Travelers Cheque sales (including TFC sales) decreased 13.7% globally, and consumer Gift Product sales (including sales of paper Gift Cheques and Gift Cards) increased 28%. Gift Cheque growth, which is off a much lower base than Travelers Cheques, is primarily the result of new advertising and marketing programs. The lag in Travelers Cheque sales was primarily driven by the continuing global economic slowdown, the loss of the AAA account and by increasing competition from other forms of payment (including the convenient access to cash through ATMs).

     The proceeds from sales of Travelers Cheques and prepaid cards issued by TRS are invested predominantly in highly rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

     Issuers of travelers checks are regulated in the United States under most states' "money transmitter" laws. Some states also regulate issuers of prepaid cards in the same manner. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit licensees annually. In addition, travelers check issuers are required to comply with state unclaimed and abandoned property laws. The U.S. state laws require issuers to pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. A few states have amended their abandoned property laws to apply to prepaid cards. On December 31, 2001, new federal anti-money laundering regulations became effective. These regulations required, among other things, the registration of traveler check issuers as "Money Service Businesses" and compliance with anti-money laundering recording and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be "Money Service Businesses", are not required to register. Outside the United States, there are varying anti-money laundering requirements, including some that are similar to those in the United States.

     Travelers Cheques compete with a wide variety of financial payment products. Consumers may choose to use their credit or charge cards when they travel instead of carrying Travelers Cheques, although a Travelers Cheque would not typically be an acceptable substitute for most transactions made with credit or charge cards. Other payment mechanisms that might substitute for Travelers Cheques include cash, checks, other brands of travelers checks, debit cards and cards accepted at ATM networks. The principal competitive factors affecting the travelers check industry are (i) the availability to the consumer of other forms of payment; (ii) the amount of the fee charged to the consumer; (iii) the availability and acceptability of travelers checks throughout the world; (iv) the compensation paid to, and frequency of settlement by, selling outlets; (v) the accessibility of travelers check sales and refunds; (vi) the success of marketing and promotional campaigns; and (vii) the ability to service the check purchaser satisfactorily if the checks are lost or stolen.

     Other Products and Services

     Interactive Enterprise Development ("IED") leverages interactive technologies to develop new businesses and enhance existing businesses. IED leads and coordinates the deployment of the Company's enterprise-wide interactive strategy with a focus on providing Internet and interactive capabilities to meet customer needs.

     American Express Tax and Business Services Inc. ("TBS") is a tax, accounting, consulting and business advisory firm that primarily provides services to small and middle market companies. TBS delivers a wide range of services, including tax planning and accounting, litigation support, business reorganization, business management advisory, business technology, internal audit outsourcing and other accounting, advisory and consulting services. TBS is not licensed to practice public accounting, but employs certified public accountants who deliver, along with professionals, the non-attest services described above. TBS has a continuing professional services relationship with several independent, licensed public accounting firms to which it leases personnel. These public accounting firms offer attest services to their clients. TBS has more than 50 offices in 17 states with approximately 2,700 employees.

     TRS, through American Express Publishing, also publishes luxury lifestyle magazines such as Travel+Leisure'r', T+L Family, a supplement to Travel+Leisure, T+L Golf'r', Food & Wine'r' and Departures'r'; travel resources such as SkyGuide'r'; business resources such as the American Express Appointment Book, Fortune Small Business magazine and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven websites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and skyguide.net.

                       AMERICAN EXPRESS FINANCIAL ADVISORS

     The Company, through its American Express Financial Advisors operating segment ("AEFA"), makes available a variety of financial products and services to help individuals, businesses and institutions establish and achieve their financial goals. Financial planning is at the core of AEFA's business, which helps clients meet their long-term financial goals. The AEFA operating segment principally includes American Express Financial Corporation ("AEFC") and its subsidiaries and affiliates described below. AEFA's business consists of three principal components: Retail Distribution, Asset Management and Insurance and Annuities.

     Retail Distribution

     AEFA strives to help clients achieve their financial objectives prudently and thoughtfully through a long term relationship based on trusted, knowledgeable advice. AEFA's financial advisors work with retail clients to develop strong relationships and long-term financial strategies. AEFA's financial advisors also provide each client access to a broad array of proprietary and non-proprietary product and service solutions to meet their individual needs, including annuities; a variety of insurance products, including life insurance, disability income insurance, long term care insurance, and property and casualty insurance; a variety of investment products, including investment certificates and mutual funds; investment services, including wrap programs; a variety of tax-qualified products, including individual retirement accounts, employer-sponsored retirement plans and Section 529 college savings plans; personal trust services; and retail securities brokerage. AEFA also offers online direct brokerage services.

     Sales Force

     At December 31, 2003, AEFA maintained a nationwide field sales force of over 12,100 financial advisors, which represented a 4% increase over 2002 and served more than 2.5 million clients throughout the United States.
AEFA's organizational structure provides advisors several choices in how they affiliate with the organization, each having separate levels of service and compensation. The employee advisor platform provides compensation as a draw against commission. The employee advisors receive a higher level of support in exchange for a lower payout rate. In the branded independent franchisee advisor platform, advisors earn a higher payout rate, but cover their own expenses, including real estate and staff. AEFA also operates a non-American Express branded independent platform, Securities America, Inc., a broker-dealer owned by AEFC. Securities America distributes mutual funds, annuities and insurance products, as well as individual securities and wrap products.

     Approximately 25% of AEFA's financial advisors are American Express employees; approximately 62% are American Express-branded franchisees; and approximately 13% are in the unbranded platform. As discussed below, AEFA receives a variety of fees and expenses in connection with the products sold by its financial advisors. In turn, AEFA pays a significant portion of the revenue received in the form of sales charges and 12b-1 distribution fees to advisors for their role in serving clients. The rate of commission paid to each advisor is determined by a schedule that takes into account the type of product sold, the manner in which the advisor is affiliated with AEFA (as discussed above) and other criteria.

     During 2003, AEFA continued to focus on improved recruiting and selection of employee advisors to drive higher retention of first year advisors. AEFA further improved the service and tools provided to franchisee advisors. AEFA also continued efforts to increase the size of its dedicated field force to further enhance its ability to attract and serve new clients and to compete effectively with the large sales forces of certain competitors. In attracting and retaining members of the field force, AEFA competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions.

     Financial Planning

     AEFA's financial planning services are intended to help clients meet important financial goals, such as providing an education to their children, purchasing a home and providing for their retirement years. The financial planning process generally begins with a written analysis and plan based on the client's personal information, goals and needs. Advisors typically recommend a range of proprietary and non-proprietary financial products and services based on such plan and work with the client to obtain such products and services for the client's account.

     For its financial planning services, AEFA generally receives fees based upon the services that the client selects and the complexity of the client's financial situation. Clients may be charged a flat fee, an hourly rate or a combination of the two. The fee is not based on or related to the performance of a client's funds or assets. Depending on what is most appropriate for their situation, clients may select a limited engagement period or may elect to receive ongoing financial planning services from their American Express financial advisor. The fees paid in connection with financial planning services are separate from and in addition to fees paid for any financial products and services purchased from or through AEFA or its affiliates.

     AEFA achieved record financial planning sales and fee revenue in 2003. Plan sales increased by 13% and fees from financial plans and other fee-based advice increased by 6% over 2002. During 2003, nearly 51% of new retail clients had a financial plan developed for them by an AEFA advisor, up 4% from 2002. As has been the case historically, clients with plans tend to buy more products. On average, they own almost three times as many accounts as non-planning clients and have more than twice as much cash invested with AEFA. In 2003, product sales generated through financial planning services were 75% of total advisor sales, an increase of 2% over 2002. Also in 2003, AEFA reached a significant milestone, exceeding one million current clients with a financial plan.

     AEFA continues to invest in the development of tools and training for its advisors to further strengthen its ability to offer sound advice and ongoing financial planning services. In December 2002, AEFA contracted with Morningstar Associates, LLC to provide investment advice tools that serve both retail and workplace markets. As a complement to AEFA's own proprietary suite of financial planning tools, the Morningstar'r' tools are intended to enable advisors to meet the ongoing financial and investment planning needs of more affluent clients. AEFA launched the research and illustration features of these tools in November 2003.

     Brokerage Services

     AEFA has taken steps to integrate its direct retail distribution channel with the advisor channel. AEFA's online brokerage business, American Express Brokerage, allows clients to purchase and sell securities online, obtain research and information about a wide variety of securities, use self-directed asset allocation and financial planning tools, contact an advisor, as well as have access to more than 3,000 proprietary and non-proprietary mutual funds, among other services.

     AEFA's American Express One'r' Financial Account is an integrated financial management account that combines clients' investment, banking and lending relationships into a single account. The American Express One Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds and other securities. Additional features of the American Express One Financial Account include unlimited check writing with overdraft protection, an American Express Gold Card, online bill payments, ATM access and a high-yield savings account.

     In 2003, AEFA launched an incentive program that pays Membership Rewards'r' program Bonus Points and American Express Gift Cheques to persons opening and funding an American Express One Financial Account and who then take additional steps to transfer funds into the account on an ongoing basis through direct deposit or bank authorization.

     AEFA also launched its Financial Accounts data aggregation service, which is an online capability that enables clients to view and manage their entire American Express relationship (i.e., brokerage, Card, 401(k), banking, financial advisor) in one place via the Internet. The Financial Accounts Service also allows clients to add third party account information, providing a consolidated view of their financial services account relationships.

     In recent years, AEFA has increased its sale of non-proprietary products, particularly mutual funds, to meet the demands of clients for a broader choice of investment products. During the past year, AEFA created the Select Group Program for mutual funds. As of year end 2003, this program consisted of twelve fund families, including American Express Funds, offering more than 700 mutual funds. Fund families are selected to participate in the Select Group Program based on several criteria including brand recognition, product breadth, investment performance and training and wholesaling support. In exchange for certain benefits, such as broader access to American Express financial advisors, fund families in the Select Group Program are required to pay AEFA for participation in the program by sharing with AEFA a portion of the revenue generated from the sales and ongoing management of fund shares. AEFA may also receive payment from other non-proprietary fund families whose products are available through American Express financial advisors and online brokerage. AEFA also receives administrative services fees from most funds sold through its distribution network. Sales of non-proprietary products on a stand-alone basis generally are less profitable than proprietary sales.

     In addition to purchases of non-proprietary products on a stand-alone basis, clients may purchase mutual funds in connection with fee-based programs or services and pay a fee based on a percentage of assets. One such program sponsored by AEFA is American Express'r' Strategic Portfolio Service Advantage, a non-discretionary wrap program for investments in proprietary and non-proprietary mutual funds and individual securities built around asset-allocation strategies. A substantial portion of AEFA's non-proprietary mutual fund sales are made in these programs, and they tend to be more profitable than the sale of non-proprietary mutual funds alone.

     During 2003, AEFA launched American Express'r' Premier Portfolio Services ("Premier"), a service that allows customers to receive consolidated reporting and information on one or more fee-based accounts. The fee-based accounts available in Premier include non-discretionary brokerage accounts, for which clients pay a flat asset-based fee in lieu of individual commissions on transactions executed in mutual funds and individual securities. Also available in Premier is the Separately Managed Account Program, a wrap fee program in which clients select one or more professional investment managers to provide discretionary asset management services. Clients in American Express'r' Wealth Management Service ("WMS"), another professionally managed discretionary wrap service sponsored by AEFA that is being discontinued, have been given the option to transition to the Separately Managed Account Program within Premier.

     AEFA financial advisors also sell real estate investment trusts sponsored by other companies. AEFA also services, but does not sell, managed futures limited partnerships in which an AEFC subsidiary is a co-general partner, which subjects AEFA and its affiliated co-general partner to regulation by the CFTC.

     Additional Capabilities

     In 2003, AEFA continued to expand its securities brokerage services. American Enterprise Investment Services Inc. ("AEIS"), a wholly owned subsidiary of AEFC, provides securities execution and clearance services for retail and institutional clients of AEFA. As of December 31, 2003, AEIS held over $60 billion in assets for clients, an increase of $18 billion from December 31, 2002. AEIS is registered as a broker-dealer with the SEC, is a member of the National Association of Securities Dealers, Inc. ("NASD") and the Chicago Stock Exchange and is registered with appropriate states.

     American Express Financial Advisors Inc. ("AEFAI"), AEFC's principal marketing subsidiary, does business as a broker-dealer and investment adviser in all 50 states and the District of Columbia. AEFAI is registered as a broker-dealer and investment advisor regulated by the SEC and is a member of the NASD. AEFA's financial advisors must obtain all required state and NASD licenses and registrations.

     AEFA also acts as custodian and broker for Individual Retirement Accounts, Tax-Sheltered Custodial Accounts and other retirement plans for individuals and small and mid-sized businesses. As of December 31, 2003, these tax-qualified assets equaled $77.5 billion, which is in excess of 21% of total institutional and retail assets owned, managed and administered by AEFA.

     AEFA is the primary distribution channel for The Personal Trust Services Division ("PTS") of American Express Bank, FSB ("AEBFSB"), which provides personal trust, custodial, agency and investment management services to individual clients. AEBFSB is a federal savings bank regulated and supervised by the Office of Thrift Supervision (the "OTS") and registered with the SEC as an investment adviser. As disclosed above (in "Travel Related Services") in December, 2003, AEBFSB and certain of its affiliates received OTS approval to amend its business plan to permit it to offer certain credit, charge and consumer lending products, small business loans, mortgages and mortgage-related products and to operate a transactional Internet site.

     Business Development

     Consistent with the Company's goal of leveraging business development across all of its units, AEFA continues to increase its sales to customers from other American Express businesses. AEFA's Financial Education and Planning Services ("FEPS") group provides workplace financial education and advisory services programs to the 401(k) client base of American Express Retirement Services ("AERS") and American Express Trust Company and to other major corporations and small businesses. Focused on the goal of creating advisor relationships with individual employees of client companies, FEPS trains and supports advisors working on-site at company locations presenting educational seminars, conducting one-on-one meetings and participating in company educational events. In 2003, AEFA expanded its on-site activities with 401(k) clients and had significant increases in sales of financial education relationships to companies that do not have a 401(k) relationship with AERS.

     During 2003, AEFA also provided financial advice service offerings tailored to discrete employee segments, such as FEPS Executive Financial Services. The growth and success of FEPS is consistent with industry research and AEFA's belief that marketplace demand for employee financial education is expected to remain high, particularly given the continuing trend toward increased employee responsibility for selecting retirement investments. As this service need grows, so too does the number of competitors seeking to provide employee education and planning services.

     In 2003, AEFA continued to leverage other American Express relationships with major companies to create alliances that help generate new financial services clients. AEFA continued its relationship with Costco Wholesale in 2003. The Costco Wholesale/AEFA relationship offers advisors an opportunity to market financial planning and advice services to millions of Costco Wholesale members, through various marketing channels. In 2003, AEFA entered into a new marketing alliance with Delta Air Lines. The Delta/AEFA marketing alliance provides AEFA with the opportunity to market to the millions of consumers who have a relationship with Delta through its Delta SkyMiles'r' program, including those consumers who already carry the cobranded American Express/Delta SkyMiles credit card. AEFA also has a marketing agreement with Sallie Mae, Inc., the educational loan company. The agreement, which was executed in July 2003, allows Sallie Mae customers to take advantage of special financial advice and product offerings through AEFA Internet, e-mail, direct mail and newsletter promotions.

     The Internet also continues to be an important and cost effective tool for acquiring new customers. Advisor leads are generated via the Internet at a substantially reduced cost versus alternative channels. Additionally, the Internet continues to represent an important vehicle for customer service across all channels of distribution.

     Competitive Environment

     Competition in the financial services industry focuses primarily on cost, investment performance, yield, convenience, service, reliability, safety, innovation, distribution systems, reputation and brand recognition. Also, reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally and certain firms in particular have come under regulatory and media scrutiny. See " - Regulation of Retail Distribution and Asset Management" below. Competition in this industry is very intense. AEFA competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger, have greater resources and are more global than AEFA. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously differentiated one type of institution from another, thereby heightening competition for AEFA. The ability of certain financial institutions to offer online investment and information services has also affected the competitive landscape over the past few years.

     AEFA believes that its focus on financial planning and advice, coupled with an ability to provide broad-based products and services on a relationship basis, is a competitive advantage. Management believes this business model is more relevant today than in the past as a result of the significant market volatility experienced during the past few years.

     Unlike many of AEFA's competitors, whose field forces typically comprise brokers who focus on completing transactions, many of AEFA's advisors are Certified Financial Planner'r'* practitioners who work closely with clients to develop long-term financial plans. AEFA believes that this has contributed to an annual client retention rate that exceeds 94%. Many major brokerage firms are attempting to move away from their historical transaction orientation and toward financial planning and advice, AEFA's historical focus and longstanding strength.

     AEFA's business does not, as a whole, experience significant seasonal fluctuations.

     Asset Management

     AEFA's asset management business offers a range of products and services, including investment management services for fixed income, equity and international investment strategies. AEFA affiliates provide asset management and related services to two major groups of retail investment products, the AXP Funds, American Express's family of proprietary mutual funds, and American Express Certificate Company, an issuer of face amount investment certificates. Additionally, AEFA provides asset management products and services to its insurance companies' general and separate accounts. The separate accounts are organized as unit investment trusts, which in turn invest in various proprietary and non-proprietary registered

----------
* Registered trademark of Certified Financial Planner Board of Standards Inc.

investment companies. AEFA's asset management business provides investment management services to the proprietary registered investment companies that include the VP Funds, a part of the AXP Fund family, IDS Life Series Funds, Inc. and Funds A & B. For institutional customers, AEFA offers services such as separate account asset management, institutional trust and custody, and employee benefit plan administration as well as investment products, such as hedge funds.

     In 2003, one of AEFA's goals was to increase the competitiveness of its proprietary products and services for both retail and institutional customers. In furtherance of this goal AEFA took several steps to strengthen its asset management capabilities and investment management performance, including:

          o The acquisition of Threadneedle Asset Management Holdings Ltd. ("Threadneedle"), a group based in London that manages assets for insurance companies, private investors, corporations, investment funds, pension plans, and affiliated companies of Zurich Financial Services Group, the party from which Threadneedle was acquired;

          o The reorganization of its fixed income investment management staff into teams responsible for portfolio management and trading, and teams responsible for research for investment grade corporate bonds, high yield bonds, and cash; and

          o The announcement of plans to merge several equity mutual funds in 2004.

     Overall, despite some weaker than targeted performance in some of AEFA's equity funds in 2003, AEFA has made substantial improvements in investment performance over the past few years. Nonetheless, AEFA recognizes the need to continue to build on this progress in order to increase its competitiveness in the industry.

     AEFA's investment management business benefited in 2003 from an increase in management fees resulting from higher average assets under management, reflecting the Threadneedle acquisition. Since most fees that AEFA receives for asset management services are based on assets under management, market appreciation results in increased revenues, and inversely, market depreciation will depress AEFA's revenues.

     Mutual Funds

     AEFA offers a variety of proprietary mutual funds, for which AEFAI acts as principal underwriter (distributor of shares). AEFA mutual funds are distributed exclusively by AEFA advisors and through the retirement services and insurance third party distribution businesses discussed below. AEFC acts as investment manager for the funds, and AEFC and its affiliates perform various administrative services for the funds. As of December 31, 2003, the AXP Funds consisted of 64 retail mutual funds, of which six were launched in 2003, with varied investment objectives. The AXP Funds, with combined assets at December 31, 2003, of $68.8 billion, were the 29th largest mutual fund family in the United States and, excluding money market funds, were the 17th largest. The VP Funds consist of 22 variable product portfolios (including three portfolios that were added in early 2004) that offer a variety of investment strategies including cash management, fixed income and domestic and international equity. The VP Funds had combined assets at December 31, 2003, of $15.7 billion.

     Late in 2003, Threadneedle personnel, as associated persons of American Express Asset Management International, Inc., assumed responsibility for several of AEFA's international equity portfolios, including several of the AXP and VP Funds. In a continuing effort to improve its line of mutual fund products, AEFA proposed to the boards of directors of the AXP Funds that several funds be merged. Subsequent to year-end, the fund boards approved the proposed mergers and recommended that they be put to vote of the funds' respective shareholders, which is expected to occur in the second quarter of 2004.

     AEFC earns management fees for managing the assets of the AXP Funds based on the underlying asset values. Most of the proprietary equity mutual funds have a performance incentive adjustment ("PIA"). This PIA adjusts the level of management fees received, both upward and downward, based on the specific fund's relative performance as measured against a designated external index of peers. AEFA earns fees for distributing the AXP Funds through point-of-sale fees (sales charges or loads) and distribution fees (12b-1 fees) based on a percentage of assets.

     The AXP Funds are sold in multiple classes. For most funds, shares are sold in four classes - A, B, C and Y. Index fund shares are sold in two classes - D and E. Class A shares are sold at net asset value plus any applicable sales charge. The maximum sales charge is 5.75% for equity funds and 4.75% for income funds, with reduced sales charges for larger purchases. The sales charge may be waived for certain purchases, including those made through an investment product sponsored by AEFAI or another authorized financial intermediary. Class B shares are sold with a contingent deferred sales charge or back-end load. The maximum deferred sales charge is 5%, declining to no charge for shares held more than six years. Class C shares do not have a front-end sales charge. A 1% contingent deferred sales charge may apply to shares redeemed less than one year after purchase. Class Y shares are primarily sold to institutional clients with no load. There are two index funds, which are sold in two no-load classes. Class D shares are sold with a 0.25% fee for distribution services, but without a sales charge, through an investment product sponsored by AEFAI or another authorized financial institution. Class E shares are sold without a sales or distribution fee through American Express brokerage accounts and qualifying institutional accounts.

     Face-Amount Certificates

     American Express Certificate Company ("AECC"), a wholly owned subsidiary of AEFC, issues face-amount certificates. AECC is registered as an investment company under the Investment Company Act of 1940. AECC currently issues nine types of face-amount certificates. Owners of AECC certificates are entitled to receive, at maturity, a stated amount of money equal to the aggregate investments in the certificate plus interest at rates declared from time to time by AECC. In addition, persons owning three types of certificates may have their interest calculated in whole or in part based on any upward movement in a broad-based stock market index up to a variable maximum return. The certificates issued by AECC are not insured by any government agency. AEFC acts as investment manager for AECC. Certificates are sold by AEFA's field force. American Express Bank also markets AECC certificates.

     AECC believes it is the largest issuer of face-amount certificates in the United States. At December 31, 2003, it had approximately $5.3 billion in assets. AECC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger.

     AEFC also operates a joint venture in the Cayman Islands with its affiliate, American Express Bank, that issues deposit certificates denominated in U.S. dollars, Euros, pounds sterling and Australian dollars.

     Institutional Products and Services

     American Express Asset Management Group Inc. ("AEAMG"), a subsidiary of AEFC and an SEC registered investment adviser, directly or through operating divisions, affiliates or subsidiaries, provides investment management services to:

          o Pension, profit-sharing, employee savings and, endowment funds and other investments of large- and medium-sized businesses, governmental units and other large institutional clients;

          o Smaller accounts of wealthy individuals and small institutional clients; and

          o Alternative investment products such as hedge funds, including funds structured as limited liability entities and offshore corporations, a fund of hedge funds structured as a closed-end mutual fund; and special purpose vehicles that issue their own securities and that are backed by high-yield bonds and bank loans (collateralized debt obligations ("CDO")).

     For its investment services, AEAMG generally receives fees based on the market value of assets under management. Clients may also pay fees to AEAMG based on the performance of their portfolio. At December 31, 2003, AEAMG managed assets on behalf of clients (including assets managed or administered on behalf of the Company and its affiliates) in separate accounts and alternative investment vehicles in the United States totaling $15.1 billion compared to $14.8 billion at December 31, 2002.

     AEAMG provides investment management services as collateral manager to various special purpose vehicles that issue securities collateralized by a pool of assets, i.e., CDOs. AEAMG also provides investment management services to secured loan trusts ("SLTs"). AEAMG or one or more of its affiliated companies has invested its own money in such vehicles, including in residual or "equity" interests, which are illiquid and the most subordinated (and accordingly, riskiest and most volatile) interests in such vehicles. Pursuant to its adoption of

FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), AEFA was required to consolidate one CDO and three SLTs as of December 31, 2003, which resulted in a non-cash charge of $13 million ($20 million pretax) and the consolidation of $1.2 billion in new assets and $500 million in new liabilities. Ongoing valuation adjustments specifically related to the application of FIN 46 to the CDO are also non-cash and will be reflected in operating results over the remaining life of the structure. The Company expects, in the aggregate, such gains and losses related to the CDO, including the implementation charge, to reverse themselves over time as the structure matures, because the debt issued to the investors in the CDO is non-recourse to the Company, and further reductions in value of the related assets will be absorbed by the third-party investors. To the extent losses are incurred on the SLT portfolio, charges could be incurred that may or may not be reversed. For a complete discussion of the impact of FIN 46 on AEFA and the Company, see pages 29 through 30 and pages 66 through 67 of the 2003 Annual Report, as well as Note 1 to the Consolidated Financial Statements of the Company on page 78 and pages 83 through 84 of the 2003 Annual Report.

     As of December 31, 2003, the carrying values of the CDO residual tranches and SLT notes managed by AEFA but not consolidated pursuant to FIN 46 were $16 million and nil, respectively. AEFA also has an interest in a CDO securitization (see " - Insurance and Annuities - Securitization of Certain Insurance Assets"), as well as an additional $28 million in rated CDO tranches and $27 million in minority-owned SLTs, both of which are managed by third parties and not consolidated pursuant to FIN 46. CDOs and SLTs are illiquid investments. AEFA's investment return on CDOs correlates to the performance of portfolios of high-yield bonds and/or bank loans and its return on SLTs is based on a reference portfolio of loans. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio to which the SLTs correlate may be up to five times that of the par amount of the notes held by AEFA. Deterioration in the value of high-yield bonds or bank loans would likely result in deterioration of investment return on the relevant CDO or SLT, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the carrying amount. Deterioration of a portfolio would likely have a negative impact on collateral management fees.

     International investment management services are offered to domestic and international institutional clients and mutual funds by other subsidiaries of AEFC. The acquisition of Threadneedle in September 2003 helped facilitate consolidation of international asset management activities in the United Kingdom, resulting in the cessation of management activities in Singapore and Tokyo. At December 31, 2003, AEAMG's international asset management subsidiary managed $3.4 billion in the aggregate, of which $2.4 billion represented mutual fund assets.

     Threadneedle

     AEFA's international asset management business is based in London and operates under the Threadneedle group of companies. Threadneedle offers asset management services, including segregated asset management, mutual funds and hedge funds to institutional clients and to intermediaries, banks and funds platforms primarily in the United Kingdom, Germany,

Austria and elsewhere in Europe. With the recovery of markets in 2003, Threadneedle benefited from growth in assets under management both through new client business and organic market growth of existing funds. Those assets comprise most asset classes including equities, fixed income, cash and real estate.

     Threadneedle employs approximately 1,000 persons and maintains all of its asset management and support arrangements. Threadneedle has a sales and marketing presence in Germany and representative offices in France and Switzerland.

     Threadneedle's businesses are organized along three lines, namely, retail, institutional and strategic alliances.

     The retail business line includes Threadneedle's U.K. mutual fund family, which ranks as the second largest retail fund complex in the United Kingdom. Threadneedle mutual funds are sold primarily in the United Kingdom and Germany through financial intermediaries and institutions. In 2003 Threadneedle saw a continued trend in the aggregation of retail business in Europe through funds of funds, banks and funds platforms. The retail business unit also includes Threadneedle's hedge funds comprising two long/short equity funds and one fixed income fund. Inflows into these hedge fund products during 2003 brought assets under management in these products to $1.3 billion.

     The institutional business offers traditional segregated asset management to U.K. and international pension funds and institutions as well as offering mutual fund-based products to pension funds. Threadneedle experienced continued growth in the management of assets for U.K. institutions during 2003 as it attracted several new clients.

     Threadneedle's strategic alliances business comprises the asset management activities undertaken by Threadneedle for the Zurich Group and for other American Express companies and clients. The Zurich Group represents Threadneedle's single largest client. Threadneedle manages assets for the Zurich Group for both its U.K. and international life funds and for its general insurance assets as well as offering Threadneedle mutual funds products through Zurich's U.K. sales force. Threadneedle will continue to manage certain assets of Zurich Financial Services U.K., which comprise a majority of Threadneedle assets under management, for an initial term of up to eight years, subject to its meeting standard performance criteria. As a result of its acquisition by AEFA, Threadneedle portfolio management personnel have begun to undertake asset management activity for American Express and its clients, which added approximately $3.7 billion of assets under Threadneedle's management during the latter part of 2003 consisting of mutual funds sold by other business groups within AEFA and the Company and institutional segregated account business, of which $3.3 billion was co-managed by AEFA.

     In addition to these three main lines of business, during 2003 Threadneedle also acquired a substantial interest in an institutional multi-manager business (MM Asset Management (formerly known as Attica Asset Management)) with $612 million under management. This business manages two Dublin-based institutional funds-of-funds that are sold to small market pension fund clients in the United Kingdom through consulting actuary firms. Threadneedle intends to support the continued growth of this business in the institutional and multi-manager markets in the United Kingdom.

     Threadneedle's overall strategy is to continue to grow assets under management in each of its three businesses at effective margins. To execute this strategy Threadneedle expects to develop additional hedge funds and other products for both the retail and institutional markets as well as continued efforts to attract new retail and institutional clients.

     Additional Capabilities

     Through American Express Trust Company ("AETC"), AEFA offers retirement plan-related services to mid- and large-size private employers, governmental entities and labor unions. The primary market is for retirement plans with at least $10 million in assets. AETC is a Minnesota chartered, limited service trust company that primarily provides trustee, custodial, record keeping, investment management, securities lending and common trust fund services for employer-sponsored retirement plans, including pension, profit sharing, 401(k) and other qualified and non-qualified employee retirement plans. Services include a wide array of investment options, participant education offerings and both telephone and Internet-based plan servicing.

     At December 31, 2003, AETC acted as directed trustee or custodian of 297 benefit plans, which represented approximately $31.5 billion in assets managed or administered (including approximately $3.1 billion of assets managed or administered on behalf of the Company and its affiliates), and approximately one million participants. This includes approximately $5.5 billion invested in proprietary mutual funds, $5.8 billion invested in non-proprietary mutual funds, $12.6 billion actively managed by AETC through both separate investment accounts and collective investment funds, $7.6 billion of assets administered by AETC, $57.6 million invested through participant directed brokerage accounts, and $20.0 million invested in annuities.

     For its investment management services, AETC receives fees that are generally based upon a percentage of the market value of assets under management. AETC clients typically do not pay fees to AETC based on the performance of their portfolio. AEFA will also receive revenues based upon servicing agreements from both the proprietary and non-proprietary mutual funds that are generally based upon a percentage of the market value of assets invested in the mutual funds, and, in limited circumstances, may also include revenues on a per participant basis. While AETC and American Express Retirement Services may also receive fees that are assessed as a flat fee or on a per participant basis, revenues are principally based upon the value of assets managed or administered, which may fluctuate due to many factors, most notably due to net inflows or outflows of assets and fluctuations within the equity and fixed-income markets. Through its trustee and custodial services, AETC may enter into agreements to provide services to qualified employer-sponsored retirement plans holding employer stock.

     AETC also provides institutional asset custodial services to AEFC and the AEFA affiliates providing mutual funds, investment certificates, asset management and life insurance. As of December 31, 2003, AETC's institutional assets under custody were approximately $110.8 billion. AETC custody revenues are principally based upon the value of assets in custody, which may fluctuate due to many factors, most notably due to net inflows or outflows of assets and fluctuations within the equity and fixed-income markets.

     Competition

     AEFA's asset management business is subject to intense competition. In addition to full-commission and discount brokerage firms, competitors include other financial institutions, such as banks and insurance companies. Trends in the market over the last decade, including the increased demand for mutual funds by retail investors, have expanded the number of competitors in the industry. Some competitors are larger and more diversified, offer a greater number of products and may have an advantage over AEFA in their ability to attract and retain customers on the basis of their being able to market themselves as a "one-stop shop" that can meet all of their clients' personal financial needs or in their ability to distribute their funds through multiple channels of distribution. The competitive factors affecting the sale of mutual funds include sales charges paid, administrative expenses, services received, the ability to attract and retain a network of third-party distributors, investment performance, fund ratings issued by third-parties such as Morningstar, the variety of products and services offered, convenience to the investor, advertising and promotion campaigns and general market conditions. The mutual funds compete with other investment products, including funds that have no sales charge ("no-load" funds), funds distributed through independent brokerage firms and exchange traded funds.

     The institutional investment management business is highly competitive and 2003 was a challenging year in which there was an overall reduction in AEFA's institutional assets under management (excluding the Threadneedle acquisition). AEAMG and its affiliates must compete against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, investment performance, including the quality and "track record" of portfolio managers, global capabilities, range of portfolios offered and client service.

     AEFA also faces intense competition in attracting and retaining qualified employees. Its ability to continue to compete effectively will depend upon its ability to attract and retain skilled and high performing asset management professionals.

     The business climate for retirement services is also highly competitive. AERS competes against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, record keeping and technological capabilities, investment performance and client servicing. Due in part to favorable market conditions, AERS's assets under management and assets administered in the retirement services business increased by 14% and 30%, respectively, over 2002.

     Regulation of Retail Distribution and Asset Management

     AEFA's retail distribution and asset management businesses are regulated by the SEC, NASD, the Commodity Futures Trading Commission, the National Futures Association and state securities regulators. AEFA has experienced, and believes it will continue to be subject to, increased regulatory oversight of the securities and commodities industries at all levels. In addition, the SEC and NASD heightened applicable requirements for and continued scrutiny of the effectiveness of supervisory procedures and compliance programs generally, as well as the effectiveness of procedures for and oversight of recently adopted regulatory requirements regarding books and records, business continuation planning and anti-money laundering. The SEC and NASD also recently adopted revisions to various advertising rules for investment companies and broker dealers, new proxy rules and other compliance requirements for investment advisers and investment companies, including a requirement to appoint a separate chief compliance officer.

     AETC is primarily regulated by the Minnesota Department of Commerce (Banking Division), and as such, is subject to net capital requirements under Minnesota law. AETC may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of AEFA's business, including the activities of AETC, fall within the compliance oversight of the U.S. Department of Labor ("DOL") and the U.S. Department of Treasury ("Treasury"), particularly with respect to the Employee Retirement Income Security Act of 1974 ("ERISA") and the tax reporting requirements applicable to such accounts.

     Compliance with these and other regulatory requirements adds to the cost and complexity of operating AEFA's business. In addition, the SEC, DOL, Treasury, self-regulatory organizations and state securities and insurance regulators may conduct periodic examinations and administrative proceedings, which may result in censure, fine, the issuance of cease-and-desist orders or suspension or expulsion of a broker-dealer or an investment advisor and its officers or employees. Individual investors also can bring complaints against AEFA. Because AEFA is structured as a franchise system, it is also subject to Federal Trade Commission and state franchise requirements.

     As has been widely reported, the SEC, the NASD and several state attorneys general have brought proceedings challenging several mutual fund industry practices, including late trading, market timing, charging of 12b-1 fees, disclosure of revenue sharing arrangements and inappropriate sales of B shares. AEFA has received requests for information concerning its practices and is providing information and cooperating fully with these inquiries.

     In February 2004 AEFA was one of 15 firms that settled an enforcement action brought by the SEC and the NASD relating to breakpoint discounts (which are volume discounts available to investors who make large mutual fund purchases) pursuant to which AEFA agreed to pay a fine of $3.7 million and to reimburse customers to whom the firm failed to deliver such discounts. These amounts were accrued by AEFA in 2003.

     In addition, Congress has proposed legislation and the SEC has proposed and, in some instances, adopted rules relating to the mutual fund industry, including expenses and fees, mutual fund corporate governance and disclosures to customers. While there remains a significant amount of uncertainty as to what legislative and regulatory initiatives may ultimately be adopted, these initiatives could impact mutual fund industry participants' results, including AEFA's, in future periods.

     Insurance and Annuities

     Insurance and annuities are important AEFA products. AEFA sells these products primarily through IDS Life Insurance Company ("IDS Life") and its insurance subsidiaries. A wholly owned subsidiary of AEFC, IDS Life is a stock life insurance company organized under Minnesota law. IDS Property and Casualty Insurance Company and AMEX Assurance Company - subsidiaries of AEFC - offer automotive, homeowners and American Express Card-related insurance products. IDS Life has four wholly owned subsidiaries: IDS Life Insurance Company of New York, a New York corporation ("IDS Life of New York"); American Partners Life Insurance Company, an Arizona corporation ("American Partners Life"); American Enterprise Life Insurance Company, an Indiana corporation ("American Enterprise Life"); and American Centurion Life Assurance Company, a New York corporation ("American Centurion Life"). IDS Life and its four insurance company subsidiaries are referred to collectively in this section as the "IDS Life Companies" and individually as an "IDS Life Company."

     IDS Life serves residents of all states except New York and distributes its products exclusively through AEFA's retail distribution channel. IDS Life of New York serves New York residents and also distributes its products exclusively through AEFA's retail distribution channel. Generally, retail advisors of AEFA offer only IDS Life or IDS Life of New York variable and fixed annuities and, in certain circumstances, variable and fixed annuities issued by American Enterprise Life. Retail advisors affiliated with AEFAI do not offer annuity products of AEFA's competitors, except for annuities specifically designed for use in the small employer 401(k) market issued by two unaffiliated firms. Retail advisors affiliated with AEFAI may also offer life insurance products of AEFA's competitors under limited circumstances. Registered representatives of Securities America, Inc. offer annuities and insurance of many unaffiliated issuers. American Partners Life distributes its products directly to consumers, generally persons holding an American Express Card, outside New York. American Centurion Life offers one of its annuities directly to consumers in New York.

     In addition, AEFA continues to expand distribution by delivering proprietary insurance and annuity products through non-affiliated representatives and agents of third-party distributors. These products are offered through American Enterprise Life and American Centurion Life. American Enterprise Life provides financial institution clients with American Express-branded financial products and wholesaling services to support their retail insurance and annuity operations. It underwrites variable annuity contracts, fixed annuity contracts and variable life insurance primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York and New Hampshire. American Centurion Life markets fixed and variable annuities in New York. American Enterprise Life remained competitive during the year due to its continued growth and attention to expense and risk management of its product line. In addition, in recognition of excellence in customer service for variable and fixed annuities, American Enterprise Life was awarded the 2003 Key Honors Award by DALBAR, Inc., a recognized independent financial services research organization.

     Business sold through AEFA's retail distribution channel by IDS Life and IDS Life of New York represents the majority of the insurance and annuity business for the IDS Life Companies. Business sold through third party distribution by American Enterprise Life and

American Centurion Life ranks second. Business sold directly to consumers by American Partners Life and American Centurion Life ranks a distant third.

     Insurance: Product Features and Risks

     The IDS Life Companies issue a wide range of insurance products including variable life insurance, universal life insurance, traditional whole life insurance, traditional term life insurance and disability income insurance. IDS Property Casualty Insurance Company and AMEX Assurance Company, affiliates of the IDS Life Companies, offer personal auto and homeowner's insurance. The IDS Life Companies issue no short-duration life insurance policies. The IDS Life Companies issue only non-participating contracts.

     Variable Life Insurance. IDS Life's and IDS Life of New York's biggest selling life insurance products are variable life insurance policies. Variable life insurance provides life insurance coverage along with investment returns linked to the underlying investments the policyholder chooses. These products also offer a fixed account with a guaranteed minimum interest crediting rate ranging from 4.0% to 4.5%. According to LIMRA, IDS Life ranked third in variable life insurance sales on the basis of premiums in 2003.

     IDS Life's variable life insurance products include American Express'r' Variable Universal Life IV/American Express'r' Variable Universal Life IV - Estate Series, which are individual flexible premium policies. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more. IDS Life also issues American Express Succession Select, a flexible premium survivorship policy that insures two lives. Succession Select is often used for estate planning purposes. Finally, IDS Life issues American Express'r' Single Premium Variable Life, an individual single premium variable life insurance policy.

     Beginning in 1999 and 2000, respectively, IDS Life and IDS Life of New York reinsured 80% of the mortality risk attributable to new sales of individual flexible premium variable life insurance. This means that on these product sales, IDS Life and IDS Life of New York are at risk for only 20% of each policy's death benefit from the first dollar of coverage. Beginning at the end of 2002 for IDS Life and the third quarter of 2003 for IDS Life of New York, the amount reinsured was increased to 90%, with 10% retained by the IDS Life Companies. In contrast and prior to this arrangement, IDS Life and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only those amounts in excess of $750,000. Generally, the prior arrangement left IDS Life and IDS Life of New York with more of the risk for the death benefit than the more recent practice.

     Universal Life Insurance. IDS Life's and IDS Life of New York's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the policy at the discretion of the issuing company. Policies issued by IDS Life and IDS Life of New York also provide a guaranteed minimum interest crediting rate ranging from 4% to 5%.

     IDS Life's universal life insurance products include Life Protection Plus, Life Protection Select and Life Protection Select Estate Series. The Estate Series policy is available to policyholders with initial specified amounts of $1 million or more.

     Traditional Life Insurance Products. IDS Life's and IDS Life of New York's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend. IDS Life and IDS Life of New York have sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage at the time of issue. During the chosen term, IDS Life and IDS Life of New York cannot raise premium rates even if claims experience were to deteriorate. Beginning in 2001 and 2002, respectively, IDS Life and IDS Life of New York have reinsured 90% of the mortality risk attributable to new term insurance sales. This means that on these more recent product sales, IDS Life and IDS Life of New York are at risk for only 10% of each policy's death benefit from the first dollar of coverage. In contrast and prior to this arrangement, IDS Life and IDS Life of New York generally retained risk up to $750,000 on each insured life and reinsured only amounts in excess of $750,000. Generally, the prior arrangement left IDS Life and IDS Life of New York with more of the risk for the death benefit than the more recent practice.

     Disability Income Insurance. IDS Life and IDS Life of New York also issue disability income ("DI") insurance. DI insurance provides monthly benefits to individuals who are unable to earn income at either their occupation at time of disability ("own occupation") or at any suitable occupation ("any occupation"). Depending upon occupational and medical underwriting criteria, applicants for DI insurance can choose "own occupation" and "any occupation" coverage for varying benefit periods up to age 65. Applicants may also choose various benefit riders to help them integrate individual DI insurance benefits with Social Security or similar benefit plans and to help them protect their DI insurance benefits from the risk of inflation. IDS Life believes it has a significant presence in the DI insurance market.

     Long-Term Care Insurance. IDS Life and IDS Life of New York no longer issue long-term care ("LTC") insurance, but do retain risk on a large block of existing contracts, 50% of which is reinsured by General Electric Capital Assurance Company. As of December 31, 2002, IDS Life and IDS Life of New York generally discontinued underwriting LTC insurance. (A small number of applications were taken in early 2003.) Retail advisors of AEFA now sell only non-proprietary LTC insurance, primarily products offered by General Electric Capital Assurance Company ("GECA") and, in limited circumstances, those of other unaffiliated insurers. In addition, in May 2003, IDS Life and IDS Life of New York began outsourcing claims administration to GECA.

     Property Casualty Insurance. IDS Property Casualty Insurance Company and its wholly owned subsidiary, AMEX Assurance Company, provide personal auto and homeowner's coverage to clients in 37 states and the District of Columbia. IDS Property Casualty is regulated by the Commissioner of Insurance for Wisconsin. AMEX Assurance Company, which also provides certain American Express Card related insurance products, is regulated by the

Commissioner of Insurance for Illinois. IDS Property Casualty and AMEX Assurance market through alliances with financial institutions, affinity groups, such as alumni associations, and direct to American Express Cardmembers and the general public. IDS Property Casualty and AMEX Assurance have a major distribution agreement with Costco's affiliated insurance agency. As of December 31, 2003, this arrangement offered auto insurance in 36 states and homeowner's insurance in 35 states to Costco members.

     Insurance Risks. IDS Life's sales of individual life insurance in 2003, as measured by scheduled annual premiums and excluding lump sum premiums, consisted of 82% variable life, 6% universal life and 12% term life.

     Competitive factors applicable to the insurance business include product features, the interest rates credited to products, the charges deducted from the cash values of such products, investment performance, the financial strength of the organization, distribution and management expenses, claims paying ratings and the services provided to policyholders.

     For long-term profitability, it is crucial to ensure adequate pricing to cover insurance risks and to accumulate adequate reserves. Reserves are a measure of the assets that the IDS Life Companies estimate are needed to adequately provide for future benefits and expenses.

     Annuities: Product Features and Risks

     The IDS Life Companies offer variable and fixed annuities to a broad range of consumers through multiple distribution channels. Annuities may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

     IDS Life is one of the largest issuers of annuities in the United States. As of the end of the third quarter of 2003, IDS Life, on a consolidated basis, ranked 11th among the top annuity writers. The IDS Life Companies posted annuity cash sales in 2003 of over $8 billion, a decrease of 2% across all distribution channels.

     Variable Annuities. Like variable life insurance, variable annuities provide contract owners with investment returns linked to the underlying investments the contract owner chooses. These products also offer a fixed account with a guaranteed minimum interest crediting rate ranging from 1.5% to 4%. One of IDS Life's variable annuities, the American Express Retirement Advisor Advantage'r' Variable Annuity, was the 12th largest-selling annuity in the country in 2003. In January 2004 IDS Life introduced an enhanced version of this annuity named American Express Retirement Advisor Advantage Plus'sm' Variable Annuity.

     Fixed Annuities. The IDS Life Companies' fixed annuities provide cash value that increases by a fixed interest rate. The rate is periodically reset according to the terms of the contract at the discretion of the IDS Life Companies. The contracts provide a guaranteed minimum interest crediting rate ranging from 1.5% to 4%. In 2003, a number of states adopted a model regulation providing for an indexed guaranteed minimum interest crediting rate, and a number of states now follow this model. The IDS Life Companies filed a number of contract changes to begin taking advantage of the lower rate guarantee offer on new product sales.

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

     In past years, innovative features for annuity products have continually been evolving. These features include guaranteed minimum death benefits ("GMDBs") that protect beneficiaries from a drop in death benefits due to performance of the related underlying investments. The standard GMDB in the "flagship" annuity offered by IDS Life and IDS Life of New York in 2003, the American Express Retirement Advisor Advantage Variable Annuity, provides that if the contract owner and annuitant are age 80 or younger on the date of death, the beneficiary will receive the greatest of (i) the contract value, (ii) purchase payments minus adjusted partial surrenders, or (iii) the contract value as of the most recent sixth contract anniversary, plus purchase payments and minus adjusted partial surrenders since that anniversary. Under the new American Express Retirement Advisor Advantage Plus'sm' Variable Annuity, the standard GMDB provides that if the contract owner is age 75 or younger on the date of death, the beneficiary will receive the greater of (i) the contract value less a pro rata portion of any rider fees, or (ii) purchase payments minus adjusted partial surrenders.

     Additional optional GMDBs are also available. For example, IDS Life and IDS Life of New York contract owners may purchase a maximum anniversary value death benefit for an additional charge. This death benefit rider guarantees that the death benefit will not be less than the highest contract value achieved on a contract anniversary before the contract owner reaches the age of 81, adjusted for partial withdrawals. IDS Life contract owners also may purchase an enhanced earnings death benefit or an enhanced earnings plus death benefit for an additional charge. These death benefit riders are intended to provide additional benefits to a beneficiary to offset expenses after the contract owner's death. Other IDS Life Companies also issue annuity contracts with a variety of standard and optional GMDBs.

     To the extent a GMDB is higher than the current account value at the time of death, the IDS Life Companies incur a cost. For fiscal years beginning before December 16, 2003, GAAP did not prescribe advance recognition of the projected future net costs associated with these guarantees, and accordingly, the IDS Life Companies did not record a liability corresponding to these future obligations for death benefits in excess of annuity account value. Through December 31, 2003, the amount paid in excess of contract value was expensed when payable. Amounts expensed in 2003 and 2002 were $32 million and $37 million, respectively. In July 2003, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" ("SOP 03-1"). The IDS Life Companies will adopt SOP 03-1 in the first quarter of 2004 (with an effective date of January 1, 2004), and will then be required by the IDS Life Companies to begin to establish reserves related to

GMDBs. The impact of that requirement as well as other provisions of SOP 03-1 are still subject to interpretation and are currently being evaluated.

     The general account assets of the IDS Life Companies support these GMDBs (see "The General Accounts" below). The IDS Life Companies bear the risk that protracted under-performance of the financial markets could result in GMDBs being higher than what current account values would support. Actual experience may differ from the IDS Life Companies' estimates. The IDS Life Companies' exposure to risk from these guarantees generally will increase when equity markets decline.

     The General Accounts

     Assets supporting contract values associated with fixed account life insurance and annuity products, as well as those associated with fixed account options under variable insurance and annuity products (collectively, the "fixed accounts"), are part of each IDS Life Company's "general account." Under fixed accounts, each IDS Life Company bears the investment risk. In investing their general account assets, the IDS Life Companies seek to maintain a dependable and targeted difference or "spread" between the interest rate earned on general account assets and the interest rate the IDS Life Company credits to contract owners' fixed accounts. This spread is a major driver of net income for the IDS Life Companies.

     The general account assets also include funds accumulated through insurance premiums and cost of insurance and annuity product charges. These premiums and charges are major sources of revenue for IDS Life and IDS Life of New York.

     In the general account, the IDS Life Companies primarily invest in fixed income securities over a broad range of maturities for the purpose of providing a targeted rate of return on their investments while controlling risk. The majority of these fixed income securities are interest-bearing investments such as government obligations, mortgage backed obligations and various corporate debt instruments. The IDS Life Companies do not invest in securities to generate trading profits.

     Each of the IDS Life Companies, through their respective Boards of Directors' investment committees or staff functions, reviews models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolio based upon the type and expected behavior of products in the liability portfolio to meet contractual obligations and achieve targeted levels of profitability within defined risk parameters.

     The IDS Life Companies have the discretion to set the rate of interest credited to contract owners' accounts. However, this discretion is limited by the contract's guaranteed minimum interest crediting rate. Prior to 2003, this rate varied among fixed accounts and was as low as 3% and as high as 5%. To the extent the yield on IDS Life Companies' invested general account asset portfolio declines below its target spread plus the minimum guarantee, the IDS Life Companies' profitability would be negatively affected.

     The interest rates credited to contract owners' fixed accounts are generally reset at shorter intervals than the maturity of underlying investments. Therefore, margins may be negatively impacted by increases in the general level of interest rates. Part of each IDS Life Company's strategy includes the use of derivatives, such as interest rate caps, swaps and floors, for risk management purposes. These derivatives help protect margins by increasing investment returns if there is a sudden and severe rise in interest rates, thereby mitigating the impact of an increase in rates credited to contract owners' fixed accounts. Conversely, in a low interest rate environment, such as that experienced recently, margins may be negatively impacted as the interest rates available on the IDS Life Companies' invested assets approach guaranteed minimum interest rates on the insurance or annuity contracts. This negative impact may be compounded by the fact that many of these interest-bearing investments are callable or prepayable by the issuer and calls and prepayments are more likely to occur in a low interest rate environment. In light of the present environment in which interest rates are at historic lows, the IDS Life Companies imposed fixed account allocation and transfer rules for new variable annuity sales in the summer of 2003.

     The IDS Life Companies sold approximately $16 billion of their invested assets during the year, on a consolidated basis. In addition, approximately $3 billion in assets were redeemed during the year. The cash generated by these sales and redemptions has been or will be reinvested.

     The Variable Accounts

     Variable insurance and annuity products also offer variable account investment options in addition to fixed account options. Under variable accounts, contract owners bear the investment risk. The variable accounts are registered as unit investment trusts under the Investment Company Act of 1940.

     The IDS Life Companies' major source of revenue from the variable insurance and annuities is the fees it receives, including mortality and expense fees. Prior to 2003, these fees included investment advisory fees for internally managed funds. In 2003, AEFC assumed these duties for the funds and retained IDS Life, and its non-New York subsidiaries, to provide underlying administrative services. In March 2004, a similar structure for the New York subsidiaries was approved by the New York Insurance Department effective as of February 1, 2004. Fees payable from AEFC to the IDS Life Companies include administrative service fees.

     Generally, the variable accounts consist of a number of subaccounts, each of which invests in shares of a particular fund. Contract owners can allocate their payments among these variable subaccounts. The underlying funds are managed both by internal and unaffiliated third-party money managers. These funds invest in portfolios containing a variety of securities including common stocks, bonds, managed assets and/or short-term securities. The value of the subaccounts fluctuates with the investment return of the funds in which the subaccounts invest.

     Variable life insurance and annuities are "separate account" rather than general account products. This means that state insurance law prohibits charging variable accounts with liabilities of the general business. Under the subaccounts of each variable account, the IDS Life Companies credit or charge income, capital gains and capital losses only to that subaccount.

     Competition

     The insurance business is highly competitive, and the IDS Life Companies' competitors consist of both stock and mutual insurance companies, as well as other financial intermediaries' marketing insurance products. American Enterprise Life and American Centurion Life compete directly with many other insurers in the third party distribution channel.

     Competitive factors affecting the sale of life insurance products include cost of insurance and other contract charges, the level of premium rates, investment performance, the level of interest rates, financial strength ratings from third party agencies such as A. M. Best, the breadth and quality of products and services offered, the quality of underwriting and customer service and any advertising and promotion campaigns.

     The IDS Life Companies' annuity business competes with numerous other insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market annuities, mutual funds and other retirement-oriented products. Competitive factors affecting the sale of annuities include investment performance and financial strength ratings, product design, reputation and recognition in the marketplace, distribution capabilities, levels of charges and credited rates and customer service. With respect to variable annuities, customers also focus on equity market guarantee features that help them invest in a volatile equity market.

     Regulation

     IDS Life, American Enterprise Life and American Partners Life are subject to comprehensive regulation by the Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, and the Arizona Department of Insurance, respectively (collectively, and with the New York Insurance Department, "Domiciliary Regulators"). American Centurion Life and IDS Life of New York are regulated by the New York State Department of Insurance. The laws of the other states in which these companies do business also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders. Financial regulation of the IDS Life Insurance Companies is extensive. The IDS Life Companies' financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-approval and continuing evaluation by the Domiciliary Regulators.

     Regulatory and judicial scrutiny of market conduct practices of insurance companies, including sales, marketing and replacements of life insurance and annuities, agent practices, "bonus" annuities and market timing and late trading under variable insurance and annuities, increased significantly in recent years and continues to affect the manner in which companies approach various operational issues, including compliance. Virtually all states mandate participation in insurance guaranty associations, which assess insurance companies in order to fund claims of contract owners of insolvent insurance companies.

     On the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance contract. New federal regulation in any of these areas could potentially have an adverse effect upon the IDS Life Companies. More specifically, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact IDS Life Companies' sales of annuity and life insurance products if enacted.

     Ratings

     The IDS Life Companies had consolidated assets at December 31, 2003 of approximately $66 billion, based on U.S. generally accepted accounting principles, and had total capital and surplus as of December 31, 2003 of $2.8 billion, on a statutory accounting basis.

     IDS Life receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of the IDS Life Companies' ability to meet their contractual obligations such as making annuity payouts and paying death benefits and other distributions from the contracts. As such, the ratings relate to the IDS Life Companies' general accounts and not to the management or performance of the variable accounts of the contracts.

     Ratings are important to maintaining public confidence in the IDS Life Companies. Lowering of the IDS Life Companies' ratings could have a material adverse effect on their ability to market their products and could lead to increased surrenders of their products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2003, IDS Life was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. (Moody's), and "AA" (Very Strong) by Fitch.

     The foregoing ratings reflect each rating agency's opinion of the IDS Life Companies' financial strength, operating performance and ability to meet its obligations to contract owners. Such factors are of primary concern to contract owners, agents and intermediaries, but also may be of interest to investors.

     Risk Based Capital

     The National Association of Insurance Commissioners ("NAIC") adopted Risk Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2003, IDS Life had total adjusted capital of approximately $3.1 billion on a statutory accounting basis. As defined by the NAIC, total adjusted capital includes certain asset valuation reserves excluded from the $2.8 billion of statutory capital and surplus referred to above. The Minnesota Department of Commerce, IDS Life's insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level." If total adjusted capital fell below the authorized control level, the Minnesota Department of Commerce would be authorized to exercise management control over IDS Life. For IDS Life, the authorized control level capital was $507.1 million at December 31, 2003.

     In addition, IDS Life, like other life insurance companies, is expected to maintain capital at a level above which would require a company to file an action plan with the Minnesota Department of Commerce. This is referred to as the "company action level." For IDS Life, the company action level capital was $1 billion at December 31, 2003.

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

     Liabilities and Reserves

     Insurance Liabilities and Reserves. The liabilities for reported and unpaid life insurance claims are equal to the death benefits payable under the policies. For DI insurance and LTC insurance claims, unpaid claim liabilities are equal to benefit amounts due and accrued. For life insurance, DI insurance, and LTC insurance, liabilities for incurred but not reported claims are estimated based on periodic analysis of the actual reported historical claim lag. Where applicable, amounts recoverable from reinsurers (i.e., other insurers who share in the risk of the products the IDS Life Companies offer) are separately recorded as receivables.

     The claim adjustment expense reserves for DI insurance and LTC insurance are based on the claim reserves. These reserves represent the expense of reviewing claims and making benefit payment determinations. For life insurance, no claim adjustment expense reserve is held.

     Policy liabilities for fixed and variable universal life insurance are accumulation values, i.e., the aggregate of the values contract owners have on account. Policy reserves for future benefits on term and whole life insurance are based on the net level premium method, using anticipated mortality rates (the likelihood of an insured's death), policy persistency rates (the likelihood that a policy will be continued by the policyholder), and interest rates earned on the assets supporting reserves. Anticipated mortality rates are based on established industry mortality tables, with modifications based on the IDS Life Companies' experience. Anticipated policy persistency rates vary by policy form, issue age and policy duration. IDS Life and IDS Life of New York generally anticipate persistency rates on level term and cash value plans to be better than persistency on yearly renewable term insurance plans. Anticipated interest rates on assets held to support reserves range from 4% to 10%, depending on policy form, issue year and policy duration.

     Liabilities for future DI insurance and LTC insurance policy benefits include both policy reserves and claim reserves. IDS Life and IDS Life of New York base policy reserves on the net level premium method, using anticipated morbidity rates (meaning, claim frequency and severity), mortality rates (the likelihood of an insured's death, which means no DI insurance or LTC insurance benefits will become payable), policy persistency rates, and interest rates earned on the assets supporting reserves. They base anticipated morbidity and mortality rates on established industry morbidity and mortality tables. Anticipated policy persistency rates vary by policy form, issue age, policy duration and, for DI insurance policies, occupation class. Anticipated interest rates on assets supporting DI policy reserves are 7.5% at policy issue and grade to 5% over five years. Anticipated interest rates on assets supporting LTC policy reserves are currently 5.9% and grade up to 8.9% over 30 years.

     IDS Life and IDS Life of New York calculate claim reserves for DI insurance and LTC insurance based on claim continuance tables and anticipated interest rates earned on assets supporting these reserves. They base anticipated claim continuance rates on established industry tables. Anticipated interest rates on assets held to support claim reserves for both DI insurance and LTC insurance range from 5% to 8%, with an average rate of approximately 5.7%.

     Annuity Liabilities. Liabilities for fixed and variable deferred annuities are accumulation values, i.e., the aggregate of the values contract owners have on account.

     Liabilities for fixed annuities in a benefit or "payout" status are based on established industry mortality tables and interest rates established in the year of issue or commencement of payout. The latter range from 4.6% to 9.5%, with an average rate of approximately 6.3%.

     Deferred Acquisition Costs

     The IDS Life Insurance Companies deferred acquisition costs represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity and insurance products. For these products, deferred acquisition costs are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products.

     For a complete discussion of deferred acquisition costs, see pages 34 through 35, pages 62 through 63 and page 81 of the Company's 2003 Annual Report, which are incorporated herein by reference.

     Securitization of Certain Insurance Assets

     During 2001, AEFA placed a majority of its rated CDO securities and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value of $905 million, into a securitization trust. In return, the Company received $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of December 31, 2003, the retained interests had a carrying value of $694 million, of which $512 million is considered investment grade. Neither AEFA nor the Company has any obligations, contingent or otherwise, to such unaffiliated investors.

                              AMERICAN EXPRESS BANK

     The Company's American Express Bank operating segment ("AEB") offers products that meet the financial service needs of three primary client groups: retail customers, wealthy individuals and financial institutions. AEB's operations are conducted principally through American Express Bank Ltd., a wholly owned indirect subsidiary of the Company, and its subsidiaries. AEB does not directly or indirectly do business in the United States except as an incident to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between United States and non-United States based activities.

     AEB's three primary business lines are Personal Financial Services ("PFS"), The Private Bank and the Financial Institutions Group ("FIG"). PFS provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, auto loans and mutual funds. The Private Bank focuses on high net worth individuals by providing such customers with investment management, trust and estate planning and banking services, including secured lending. FIG provides financial institution clients with a wide range of correspondent banking products including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products, including third-party distribution of AEB offshore mutual funds. AEB also provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options and other derivatives and interest rate risk management products.

     In 2003 AEB neared completion of its shift in emphasis from corporate clients to individuals and financial institutions. This change aligns AEB's businesses more closely with those of the Company's other business units and positions it to play a more important role in the delivery of financial services on a global basis. Also, during the year, approximately $100 million of loans previously classified as "Other" were reclassified to the consumer category. These reclassified loans represent non-PFS consumer loans that are an ongoing part of AEB's consumer business. Both the change in strategy and the reclassification referred to in the previous sentences are reflected in the following loan information: AEB reduced its corporate banking loans by $156 million to $173 million at December 31, 2003, increased its consumer and private banking loans by $558 million, and increased its FIG loans by $464 million. Loans outstanding worldwide were $6.5 billion at December 31, 2003 and $5.6 billion at December 31, 2002. During 2003, The Private Bank client holdings rose 16% to a total of $16.2 billion, client volumes in PFS increased 2% and FIG-related non-credit fee revenue increased by 14%.

     AEB continued to broaden its offering of offshore mutual funds, hedge funds and other managed products in 2003. AEB's fund products are sold by The Private Bank and PFS business lines to individual customers and by FIG through distributors in several foreign markets. AEB continued to expand its number of third-party relationships in Europe and Asia. During 2003, AEB signed more than 60 distribution agreements in Europe and Asia for the sale of its own American Express-branded products. AEB's assets under management in its fund products and related managed accounts and administered assets totaled approximately $5.3 billion at year-end (as compared with $3.1 billion at December 31, 2002).

     In 2003 AEB added a number of investment portfolios and share classes to its existing Luxembourg investment company umbrella fund and its Cayman domiciled hedge fund structure. AEB also introduced new investment options, which combine standard mutual funds, hedge funds and cash products within a wrap structure and increased the number of third party products available to customers. The asset management business of AEB's affiliate, AEFA (which includes its newly acquired subsidiary, Threadneedle Asset Management), provides investment management services to many of the Luxembourg umbrella fund portfolios.

     AEB also continued to work closely with other parts of the Company to cross-sell a range of payment, lending, insurance and financial service products and build deeper relationships with affluent and pre-affluent consumer and small business customers in key international markets. AEB markets The Private Bank services to a highly selective group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in Germany, Greece, United Kingdom, Hong Kong, India, Singapore and Taiwan. AEB also markets a wide range of investment and savings products to TRS Cardmembers and select non-cardmembers in Germany, Greece, Hong Kong, India, Indonesia, Singapore, Taiwan and Philippines. AEB has also contracted with AECC to market AECC's investment certificates, and separately operates a joint venture (American Express International Deposit Company) with AEFC in the Cayman Islands that issues deposit certificates denominated in U.S. dollars, Euros, pounds sterling and Australian dollars.

     AEB has a global network with offices in 44 countries. Its worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and facility offices in San Francisco, San Diego and Los Angeles, California. Its wholly owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida and has branches in New York City and Miami.

     AEB's business does not, as a whole, experience significant seasonal fluctuations.

     Selected Financial Information Regarding AEB

     Subject to certain requirements related to transactions with affiliates, AEB provides banking services to the Company and its subsidiaries. AEB is only one of many international and local banks used by the Company and its other subsidiaries. The Company and its subsidiaries constitute only a few of AEB's many customers.

     AEB's total assets were $14.2 billion at December 31, 2003 and $13.2 billion at December 31, 2002. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $5.4 billion at December 31, 2003 and $5.8 billion at December 31, 2002.

     The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 2003 (dollars in millions):

                                                          2003      2002      2001
                                                        -------   -------   -------
Net financial revenues                                  $   801   $   745   $   649
Non-interest expenses                                   $   650   $   624   $   663
Net income (loss) (a)                                   $   102   $    80   $   (13)
                                                        -------   -------   -------
Cash and deposits with banks                            $ 1,890   $ 2,420   $ 2,215
Investments                                             $ 3,341   $ 3,169   $ 3,044
Loans, net                                              $ 6,371   $ 5,466   $ 5,157
Total assets                                            $14,232   $13,234   $11,878
                                                        -------   -------   -------
Customers' deposits                                     $10,775   $ 9,501   $ 8,411
Shareholder's equity                                    $   949   $   947   $   761
                                                        -------   -------   -------
Return on average assets (b)                                .74%      .66%     (.11)%
Return on average total shareholder's equity (b)           10.8%      9.6%     (1.7)%
                                                        -------   -------   -------
Reserve for loan losses/total loans                        1.70%     2.70%     2.42%
30+ days past due PFS loans as a % of total PFS loans       6.6%      5.4%      4.5%
Total loans/deposits from customers                       60.17%    59.12%    62.83%
Average total shareholder's equity/average assets (b)      6.85%     6.89%     6.42%
Risk-based capital ratios: (c)
   Tier 1                                                  11.4%     10.9%     11.1%
   Total                                                   11.3%     11.4%     12.2%
Leverage ratio (c)                                          5.5%      5.3%      5.3%
Qualifying capital: (c)
   Tier 1 capital                                       $   775   $   652   $   592
   Total capital                                        $   767   $   680   $   654
Adjusted risk-weighted assets (c)                       $ 6,804   $ 5,985   $ 5,403
Adjusted average assets (c)                             $14,186   $12,208   $11,146
                                                        -------   -------   -------
Average interest rates earned: (d)
   Loans (e)                                               5.19%     6.41%     7.32%
   Investments (f)                                         5.26%     5.88%     6.49%
   Deposits with banks                                     1.87%     2.15%     4.04%
                                                        -------   -------   -------
Total interest-earning assets (f)                          4.57%     5.44%     6.35%
                                                        -------   -------   -------
Average interest rates paid: (d)
   Deposits from customers                                 1.97%     2.38%     4.15%
   Borrowed funds, including long-term debt                1.53%     3.46%     5.63%
                                                        -------   -------   -------
Total interest-bearing liabilities                         1.93%     2.55%     4.35%
                                                        -------   -------   -------
Net interest income/total average interest-earning
   assets (f)                                              2.77%     3.23%     2.75%
                                                        -------   -------   -------

(a) Included in 2003 net income is a net restructuring reserve reversal of $2 million ($1 million after-tax). Included in 2002 net income is a net restructuring reserve reversal of $3 million

     ($2 million after-tax). Included in the 2001 net loss are restructuring charges of $96 million ($65 million after-tax).

(b) Computed on a trailing 12-month basis using total assets and total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP. Prior period amounts have been revised to conform to current presentation.

(c) Based on the legal entity financial statements of American Express Banking Corp.

(d) Based on average balances and related interest income and expense, including the effect of interest rate products where appropriate and transactions with related parties.

(e) Interest rates have been calculated based upon average total loans, including those in non-performing status.

(f)  On a tax equivalent basis.

     The following tables set forth the composition of AEB's gross loan portfolio at year end for each of the five years in the period ended December 31, 2003 (millions):

By Geographic Region (a)               2003     2002     2001     2000     1999
------------------------              ------   ------   ------   ------   ------
Asia/Pacific                          $2,320   $2,117   $2,052   $1,791   $1,698
Europe                                 1,502    1,553    1,370    1,500    1,414
Latin America                          1,344      801      871      856      824
North America                            780      533      273      352      255
Indian Subcontinent                      375      439      440      442      449
Middle East                              128       94      197      302      346
Africa                                    35       80       82      100      111
                                      ------   ------   ------   ------   ------
Total                                 $6,484   $5,617   $5,285   $5,343   $5,097
                                      ======   ======   ======   ======   ======

                                                      2003
                                          ----------------------------
                                                       Due
                                                      After
                                                      1 Year     Due
                                             Due     Through   After 5
                                          Within 1   5 Years    Years
By Type and Maturity                        Year       (b)       (b)      2003     2002     2001     2000     1999
---------------------------------------   --------   -------   -------   ------   ------   ------   ------   ------
Consumer and private banking loans:
Loans secured by real estate               $   17      $ 13      $310    $  340   $  397   $  486   $  361   $  255
Installment, revolving credit and other     3,654       454        --     4,108    3,338    2,705    1,839    1,637
                                           ------      ----      ----    ------   ------   ------   ------   ------
                                            3,671       467       310     4,448    3,735    3,191    2,200    1,892
                                           ------      ----      ----    ------   ------   ------   ------   ------
Commercial loans:
Loans secured by real estate                   48        15         2        65       61      139      157      141
Loans to businesses (c)                        20        12        76       108      307      732    1,397    1,508
Loans to banks and other
   financial institutions                   1,702       161        --     1,863    1,399    1,168    1,519    1,475
Loans to governments and
   official institutions                       --        --        --        --       29       28       34       37
                                           ------      ----      ----    ------   ------   ------   ------   ------
                                            1,770       188        78     2,036    1,796    2,067    3,107    3,161
                                           ------      ----      ----    ------   ------   ------   ------   ------
All other loans (d)                            --        --        --        --       86       27       36       44
                                          --------   -------   -------   ------   ------   ------   ------   ------
Total                                      $5,441      $655      $388    $6,484   $5,617   $5,285   $5,343   $5,097
                                          ========   =======   =======   ======   ======   ======   ======   ======

(a)  Based primarily on the domicile of the borrower.

(b) Loans due after one year at fixed (predetermined) interest rates totaled $266 million, while those at floating (adjustable) interest rates totaled $777 million.

(c) Business loans, which accounted for approximately 2% of the portfolio as of December 31, 2003, were distributed over 25 commercial and industrial categories.

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

(in millions: December 31,)                     2003   2002   2001   2000   1999
Loans to businesses                              $67   $103   $116   $135   $149
Loans to financial institutions and other         11     16      7      2     12
Real estate loans-commercial                      --     --     --     --      7
                                                 ---   ----   ----   ----   ----
Total                                            $78   $119   $123   $137   $168
                                                 ===   ====   ====   ====   ====

                                                                    December 31,
                                                                    ------------
(in millions)                                                        2003   2002
                                                                     ----   ----
Recorded investment in impaired loans not requiring an
   allowance (a)                                                      $ 1   $  4
Recorded investment in impaired loans requiring
   an allowance                                                        77    115
                                                                      ---   ----
Total recorded investment in impaired loans                           $78   $119
                                                                      ===   ====
Credit reserves for impaired loans                                    $43   $ 73
                                                                      ===   ====
                                                                 December 31,
                                                              ------------------
(in millions)                                                 2003   2002   2001
                                                              ----   ----   ----
Average recorded investment in impaired loans                  $98   $121   $152
Interest income recognized on a cash basis                     $ 1   $  1     --

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

     In addition to the above, AEB had other non-performing assets totaling $15 million at December 31, 2003 and 2002, and $22 million at December 31, 2001. The 2003, 2002 and 2001 balances primarily consist of matured foreign exchange and derivative contracts and credit-related commitments.

     The following table sets forth a summary of AEB's reserve for credit losses at and for each of the five years in the period ended December 31, 2003 (dollars in millions):

                                               2003   2002   2001   2000   1999
Reserve for credit losses -
   January 1,                                  $158   $148   $153   $189   $259
Provision for credit losses (a)                 102    147     91     28     29
Translation and other                            (3)    10     (2)    (4)     1
                                               ----   ----   ----   ----   ----
      Subtotal                                  257    305    242    213    289
                                               ----   ----   ----   ----   ----
Write-offs:
   Consumer loans (b)                           118    115     38     19     25
   Real estate loans - commercial                --     --     --     --      1
   Loans to businesses                           33     39     72     43     50
   Loans to banks and other financial
      institutions                               --      7     --      2     14
   Foreign exchange and derivative
      contracts                                  --     --      1      6     20
Recoveries:
   Consumer loans                                (9)    (5)    (6)    (6)    (7)
   Loans to businesses                           (5)    (8)   (10)    (3)    (3)
   Loans to banks and other financial
      institutions                               (1)    (1)    (1)    (1)    --
                                               ----   ----   ----   ----   ----
      Net write-offs (recoveries)               136    147     94     60    100
                                               ----   ----   ----   ----   ----
Reserve for credit losses December 31, (c)     $121   $158   $148   $153   $189
                                               ====   ====   ====   ====   ====

(a) The increases in 2002 and 2001 were primarily due to credit loss provisions related to the PFS business in the Asia/Pacific region, particularly Hong Kong. The provision for 2001 includes a restructuring-related provision of $26 million relating to the further reduction of corporate lending activities in parts of Asia, Latin America and Europe.

(b) The increases in 2003 and 2002 were primarily due to write-offs in the PFS business in the Asia/Pacific region, primarily Hong Kong.

(c)  Allocation:

                                                2003   2002   2001   2000   1999
Loans                                           $113   $151   $128   $137   $169
Other assets, primarily matured foreign
  exchange and other derivatives                   6      6      4     14     16
Credit-related commitments                         2      1     16      2      4
                                                ----   ----   ----   ----   ----
Total reserve for credit losses                 $121   $158   $148   $153   $189
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

     Risks

     The global nature of AEB's business activities is such that concentrations of credit to particular industries and geographic regions are not unusual. AEB continually monitors and actively manages its credit concentrations to reduce the associated risk. At December 31, 2003, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of consumers to whom AEB has extended loans, banks and other financial institutions and various commercial and industrial enterprises and foreign government agencies operating geographically within the Asia/Pacific region, Europe, North America, Latin America, the Indian Subcontinent and Middle East/Africa.

     During late 2001 and 2002, the Hong Kong market experienced a significant increase in bankruptcy filings due to an economic slowdown and changes in Hong Kong law regarding personal bankruptcy. Accordingly, during 2002 AEB substantially increased its provision for consumer loan losses in its PFS business to reflect the expectation of higher bankruptcy related write-offs and suspended all new loan originations in Hong Kong. In 2003 losses in this PFS portfolio stabilized. AEB continues to closely monitor this portfolio.

     AEB's earnings are sensitive to interest rates due to the fact that the maturity of liabilities does not, generally, match the maturity of assets. AEB invests excess liquidity in high grade fixed income investment securities and maintains mandatory investment portfolios in a number of countries as required by central banks. AEB monitors and controls interest rate risk through a rigorous Earnings at Risk process both on a country and global level. AEB manages the duration/maturity mismatch of assets and liabilities through adjusting the duration/maturity of assets and/or by using derivatives. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with guidelines. AEB sells foreign exchange products to its customer base and may decide to take proprietary trading positions as a result of this business. The foreign exchange risk is managed at the branch and global level through a rigorous Value at Risk process. AEB manages counterparty credit exposure on foreign exchange and interest rate derivatives with a maturity greater than one year through a dynamic mark-to-market and potential future exposure process, in which the current positive fair value and potential future exposure are calculated and managed against counterparty loan equivalent limits.

     Because AEB conducts significant business in emerging market countries and in countries that are less politically and economically stable than the United States or those in Western Europe, its Private Banking, PFS and FIG activities may be subject to greater credit and compliance risks than are found in more well-developed jurisdictions. AEB continually monitors its exposures in such jurisdictions, and regularly evaluates its client base to identify potential legal risks as a result of clients' use of AEB's banking services.

     For a discussion relating to AEB's use of derivative financial instruments, see page 72 under the caption "Risk Management," and Note 9 on pages 93 through 95 of the Company's 2003 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

     Competition

     The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of the Company) and, in certain cases, governmental agencies.

     Regulation

     American Express Banking Corp. ("AEBC") is a New York investment company organized under Article XII of the New York Banking Law and is a wholly owned direct subsidiary of the Company. American Express Bank Ltd. ("AEBL") is a wholly owned direct subsidiary of AEBC. AEBC, AEBL and AEBL's global network of offices and subsidiaries are subject to continuous supervision and examination by the New York State Banking Department ("NYSBD") pursuant to the New York Banking Law. AEBC does not directly engage in banking activities.

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

     Since AEBC and AEBL do not do business in the United States, except as an incident to their activities outside the United States, the Company's affiliation with AEBC and AEBL neither causes the Company to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires it to register as a bank holding company under the Federal

Reserve Board's Regulation Y. AEBC and AEBL are not members of the Federal Reserve System, are not subject to supervision by the FDIC, and are not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEBC and AEBL are not financial holding companies under the Gramm-Leach-Bliley Act.

     The NYSBD requires AEBC, on a consolidated basis, to comply with the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraints applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. Based on AEBC's Tier 1 risk-based capital, total risk-based capital and leverage ratios, AEBC is considered to be well capitalized at December 31, 2003.

     In recent years U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act (the "Patriot Act") that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. AEBL has taken steps as necessary to comply with these regulations, and increased its compliance efforts to combat money laundering generally. AEBL may increase these efforts to address further regulations expected under the USA PATRIOT Act as well as other evolving supervisory standards and requirements in jurisdictions in which AEBL does business.

     In April 2003 the Basel Committee on Banking Supervision (the "Basel Committee") issued a final consultative paper on the proposed new Basel Capital Accord ("new Accord"). The new Accord proposes risk-based capital guidelines that will replace the previous guidelines that have been in effect since 1988. The Basel Committee is comprised of representatives of central banks and bank supervisors from the major industrialized countries and develops broad supervisory standards and guidelines governing the prudential supervision of banking institutions. The new Accord sets capital requirements for operational risk and refines the existing capital requirements for credit and market risk exposures. The goal of the Basel Committee is to complete the new Accord by mid-year 2004, with implementation to take effect in member countries by year-end 2006. AEBC is monitoring the status and progress of the new Accord. AEBC believes that implementation of the new Accord, to the extent applicable to AEBC, could increase minimum risk-based capital requirements and result in changes to certain of AEBC's information systems, processes and employee training.

                               CORPORATE AND OTHER

     The American Express brand and its attributes - trust, security, integrity, quality and customer service - are key assets of the Company. The Company continues to focus on the brand by educating employees about its attributes and by further incorporating these attributes into its programs, products and services.

     During the year, the Company continued its strategy to obtain patents for its businesses. In 2003, the Company filed 65 U.S. patent applications.

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

     The Gramm-Leach-Bliley Act ("GLBA") became effective on July 1, 2001. GLBA provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state's Financial Information Privacy Act. The Company will continue its efforts to safeguard the data entrusted to it in accordance with applicable law and its internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to properly collect and use data to achieve its business objectives.

     The Fair Credit Reporting Act of 1970 ("FCRA") regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Provisions of FCRA that preempt states from enacting legislation regarding the sharing of customer information among affiliates and certain other uses of consumer credit report information were set to expire on January 1, 2004. The January 1, 2004 expiration date of these provisions was removed by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act ("FACT Act"). The FACT Act significantly amends the FCRA to make the exchange of consumer information among affiliates, together with several other activities involving consumer credit report information, subject to only federal law. At the same time, the FACT Act requires any company that receives information concerning a consumer from an affiliate to permit the consumer to opt out from having that information used to market the company's products to the consumer.

     The FACT Act further amends FCRA by adding several new provisions designed to prevent or mitigate identity theft and to improve the accuracy of consumer credit information. New duties are imposed on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The FACT Act also requires grantors of credit that use consumer credit report information to offer a borrower credit on terms that are "materially less favorable" than the terms offered to most of the lender's other customers to notify the borrower that the terms are based on a consumer credit report and that the borrower is entitled to receive a free copy of the report from the consumer reporting agency. The effective dates and implementing regulations for many of the provisions of the FACT Act are expected to be issued by various federal regulatory agencies during 2004. The FACT Act and the implementing regulations are not expected to have a material impact on the Company's business operations or its ability to provide personalized services to its customers.

     In the United States, the Patriot Act was enacted in October 2001 in the wake of the September 11th terrorist attacks. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism, including provisions aimed at impeding terrorists' ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act directs federal regulators, led by the Secretary of the Treasury, to promulgate regulations or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements. While the Company has long maintained anti-money laundering programs in its businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of the Company's business activities conducted within AEB, TRS, AEFA and their subsidiaries and affiliates, prescribing minimum standards for such anti-money laundering programs, and the Company has enhanced existing programs and developed and implemented new ones in response to these new regulations. For example, in April 2002, the U.S. Treasury issued draft regulations applicable to operators of credit card networks (such as Visa, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire transactions from merchants on their networks. As a result, the Company developed and implemented a program for its Global Network Services business, and in 2003 completed its screening of almost all such licensed institutions. In 2004 and beyond, the Global Network Services business will complete its screening of existing licensed institutions and apply the screening under this program to all new licensing relationships. The Company has also developed and implemented a Customer Identification Program applicable to many of the Company's businesses, and has enhanced its Know Your Customer and Enhanced Due Diligence programs in others. The Company intends to take steps to comply with any additional regulations that are promulgated. In addition, the Company will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which it conducts business.

     The Company has significant operations in the European Union, including a number of regulated businesses. The Company monitors developments in EU legislation, as well as in the other markets in which it operates, in order to ensure that it is in a position to comply with all applicable legal requirements. Significant EU developments include the EU Insurance Mediation Directive pursuant to which each EU member state is required to authorize general insurance intermediaries in its state by mid-January 2005. Subject to this authorization, intermediaries will then be permitted to conduct insurance intermediation in other member states via the EU "passporting" regime. In addition, the EU directive on the supplementary supervision of financial conglomerates is required to be implemented by each EU member state by January 2005. This Directive contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The Directive requires such financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple gearing of capital, and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions.

     In 2002, the Company outsourced most of its technology operations work to IBM. This arrangement, which has a seven-year term with options to extend, enables the Company to benefit from IBM's expertise while lowering its information technology costs. IBM has taken on responsibility for managing most of the Company's day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services; and data center operations. The Company's Technologies organization continues to retain its core technology competencies, including information technology strategy, managing strategic relationships with technologies' partners, developing and maintaining applications and databases, and managing the technologies' portfolios of its businesses.

                               FOREIGN OPERATIONS

     The Company derives a significant portion of its revenues from the use of the Card, Travelers Cheques, travel and other financial products and services in countries outside the United States and continues to broaden the use of these products and services outside the United States. (For a discussion of the Company's revenue by geographic region, see Note 18 to the Company's Consolidated Financial Statement, which can be found on pages 104 through 106 of the Company's Annual Report to Shareholders.) Political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales) can have an effect on the Company's revenues. Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The majority of AEB's revenues are derived from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

     As a result of its foreign operations, the Company is exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the United States dollar may be realized in amounts greater or less than the United States dollar amounts at which they are currently recorded in the Company's Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on the Company's operations.

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

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

     Various forward-looking statements have been made in this Form 10-K Annual Report. Forward-looking statements may also be made in the Company's other reports filed with the SEC, in its press releases and in other documents. In addition, from time to time, the Company through its management may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from the Company's forward-looking statements include, but are not limited to, the following:

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

     o accurately estimate the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable;

     o successfully achieve in a timely manner significant cost savings and other benefits (totaling at least $1 billion in the aggregate) from the reengineering efforts being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs, the scale-back of corporate lending in certain regions, and planned staff reductions relating to certain of such reengineering actions;

     o successfully expand its online and offline distribution channels and cross-selling for financial, travel, card and other products and services to its customer base, both in the United States and internationally;

     o participate in payment and other systems material to its businesses on a fair and competitive basis;

     o control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer term investment spending;

     o invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, multi-application smart cards and risk management and compliance systems;

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

     o improve online customer satisfaction, Web site performance and online availability for its customers and clients;

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

     o execute the Company's global corporate services strategy including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the Company's corporate purchasing solutions and other means, and further globalizing business capabilities;

     o    manage credit risk and exposure in a challenging economic environment;

     o cost effectively manage and expand Cardmember benefits, including moderating the growth of marketing, promotion and rewards expenses;

     o accurately estimate the provision for the cost of the Company's Membership Rewards program;

     o expand the Global Network Services business, which, in the case of expansion in the United States, will depend on the ultimate outcome in the Department of Justice suit against Visa and MasterCard challenging their restrictions on member banks' issuing cards on the American Express Network in the United States, and which will depend more generally on the extent to which such business enhances the Company's brand, allows the Company to leverage its transaction processing scale, expands merchant coverage of the network overall, provides GNS partners with the benefits of greater cardmember loyalty and higher spend per customer, and benefits merchants through greater transaction volume and additional higher spend customers;

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

     o further improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel, and reduce outflows of invested funds;

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

     o respond effectively to changes to or elimination of federal tax benefits for AEFA's products and to other changes in laws and regulations that could adversely affect sales of mutual fund, insurance and annuity products;

     o respond effectively if the independent directors of the mutual funds managed by AEFA reduce the compensation paid to AEFA or terminate the contracts to manage, distribute and/or service those funds; and

     o respond effectively to changes in federal securities laws affecting the mutual fund industry, including possible enforcement proceedings and rules and regulations to prevent trading abuses or restrict or eliminate certain types of fees, change mutual fund governance and mandate additional disclosures.

     In general:

     o the continuation of favorable trends, such as increasing T&E spending, strong equity markets, lower interest rates and improving credit provisions;

     o the potential negative effect on the Company's businesses and infrastructure, including information technology systems, of terrorist attacks, disasters or other catastrophic events in the future;

     o the impact on the Company's businesses resulting from continuing geopolitical uncertainty;

     o relationships with third-party providers of various computer systems and other services integral to the operations of the Company's businesses;

     o the triggering of obligations to make payments to certain cobrand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances;

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

     o the effect of fluctuating interest rates, which could affect AEFA's spreads in the investment and insurance businesses and benefits credited to clients' accounts, TRS' and AEB's borrowing costs;

     o changes in laws or government regulations applicable to the Company's businesses, including tax laws, or in regulatory activity in the areas of customer privacy, consumer protection, business continuity and data protection, which, among other things, could impact the sale of the Company's products and services, the Company's ability to cross sell products and services and the Company's ability to operate its businesses generally, including to maintain present levels of fees, finance charges and other revenues;

     o political or economic instability in certain regions or countries, which could affect commercial or other lending activities, among other businesses, or restrictions on convertibility of certain currencies;

     o    the costs and integration of acquisitions;

     o    competitive pressures in all of the Company's major businesses; and

     o outcomes and costs associated with litigation, compliance and regulatory matters.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

     Information with respect to the Company's operating segments, geographic operations and classes of similar services is set forth in Note 18 to the Consolidated Financial Statements of the Company, which appears on pages 104 through 106 of the Company's 2003 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

     All of the executive officers of the Company as of March 1, 2004, none of whom has any family relationship with any other and none of whom became an officer pursuant to any arrangement or understanding with any other person, are listed below. Each of such officers was elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT - Chairman and Chief Executive Officer;
                      Chairman and Chief Executive Officer, TRS

     Mr. Chenault (52) has been Chairman of the Company since April 2001 and Chief Executive Officer of the Company since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

JONATHAN S. LINEN -       Vice Chairman

     Mr. Linen (60) has been Vice Chairman of the Company since August 1993.

JAMES M. CRACCHIOLO -     Group President, Global Financial Services;
                          President and Chief Executive Officer, AEFC;
                          Chairman and Chief Executive Officer, AEFA;
                          Chairman, AEB;

     Mr. Cracchiolo (45) has been Group President, Global Financial Services of the Company since June 2000, President and Chief Executive Officer of AEFC since November 2000 and Chairman and Chief Executive Officer of AEFA since March
2001. Prior thereto he had been President and CEO of AEFA since June 2000. Mr. Cracchiolo also had been President and Chief Executive Officer of TRS International from May 1998 through July 2003.

GARY L. CRITTENDEN -      Executive Vice President and Chief Financial Officer

     Mr. Crittenden (50) has been Executive Vice President and Chief Financial Officer of the Company since June 2000. Prior thereto he had been Senior Vice President and Chief Financial Officer of Monsanto since September 1998.

URSULA F. FAIRBAIRN -     Executive Vice President, Human Resources and Quality

     Mrs. Fairbairn (61) has been Executive Vice President, Human Resources and Quality of the Company since December 1996.

EDWARD P. GILLIGAN -      Group President, Global Corporate Services and
                          International Payments, TRS

     Mr. Gilligan (44) has been Group President, Global Corporate Services, TRS since June 2000 and President, International Payments, since July 2003.

JOHN D. HAYES -           Executive Vice President, Global Advertising and Brand
                          Management and Chief Marketing Officer

     Mr. Hayes (49) has been Executive Vice President, Global Advertising and Brand Management of the Company since May 1995 and Chief Marketing Officer of the Company since August 2003.

DAVID C. HOUSE -          Group President, Global Network and Establishment
                          Services and Travelers Cheque and Prepaid Services
                          Group, TRS

     Mr. House (54) has been Group President, Global Network and Establishment Services and Travelers Cheque and Prepaid Services Group, TRS since June 2000. Prior thereto he had been President, TRS Establishment Services since October 1995.

ALFRED F. KELLY, JR. -    Group President, U.S. Consumer and Small Business
                          Services, TRS

     Mr. Kelly (45) has been Group President, U.S. Consumer and Small Business Services, TRS since June 2000. Prior thereto he had been President, Consumer Card Services Group, TRS since October 1998.

LOUISE M. PARENT -        Executive Vice President and General Counsel

     Ms. Parent (53) has been Executive Vice President and General Counsel of the Company since May 1993.

GLEN SALOW -              Executive Vice President and Chief Information Officer

     Mr. Salow (47) has been Executive Vice President and Chief Information Officer of the Company since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services, TRS since December 1999. Prior thereto he had been Senior Vice President, Information Technology Strategy and Global Platform Development, TRS since April 1999. Prior thereto he had been Senior Vice President, Technology Operations, TRS since November 1997.

THOMAS SCHICK -           Executive Vice President, Corporate Affairs and
                          Communications

     Mr. Schick (57) has been Executive Vice President, Corporate Affairs and Communications of the Company since March 1993.

                                    EMPLOYEES

     The Company had approximately 78,200 employees on December 31, 2003.

ITEM 2. PROPERTIES

     The Company's principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. The Company has a 48% ownership interest in the building. In 2002, an affiliate of Brookfield Financial Properties acquired the 52% interest in the building that had previously been owned by Lehman Brothers Holdings Inc.

     Due to its proximity to the World Trade Center, the Company's headquarters was damaged as a result of the terrorist attacks of September 11, 2001. As a result of these events, the Company was required to temporarily relocate its headquarters and the Company entered into five new leases for approximately 750,000 square feet of space in the New York, New Jersey and Connecticut area. The repair work to the Company's headquarters was completed on schedule during 2002 and the Company relocated back into the Company headquarters. The Company has subleased a portion of this temporary space, and continues its efforts to sublease the remaining additional space in the tri-state area. The Company also relocated back to the World Financial Center employees from its Jersey City facility who had been permanently based at such location prior to September 11. The Company has subleased the Jersey City space to a third party.

     Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada, all of which are owned by the Company or its subsidiaries.

     AEFA operates its business from three principal locations, each of which is located in Minneapolis, Minnesota: the American Express Financial Center, which the Company leases, the Operations Center, which the Company owns, and the Client Service Center, which the Company also owns. Title to the Operations Center is being transferred to TRS, which transfer is expected to be completed in the first quarter of 2004. AEFA's lease term for the American Express Financial Center, which began in November 2000, is for 20 years with several options to extend the term. AEFA also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

     IDS Property Casualty, a subsidiary of AEFA, owns its corporate headquarters in Green Bay, Wisconsin.

     Generally, the Company and its subsidiaries lease the premises they occupy in other locations. Facilities owned or occupied by the Company and its subsidiaries are believed to be adequate for the purposes for which they are used and are well maintained.

     In February 2000, the Company entered into a ten-year agreement with Trammell Crow Corporate Services, Inc. for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe.

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

     On August 15, 2000, Roger M. Lindmark ("Lindmark") filed a putative class action captioned Lindmark v. American Express Company, American Express Travel Related Services Company, Inc. ("TRS") and American Express Centurion Bank ("AECB") in the United States District Court for the Central District of California. The complaint principally alleges that class members improperly were charged daily compounded interest on revolving credit cards and that AECB and TRS improperly applied credits for returned merchandise against balance transfer balances. Lindmark asserted various claims including violation of the federal Truth in Lending Act, breach of contract, fraud and unfair and deceptive practices and violations of the California Consumer Legal Remedies Act. The action sought statutory and actual damages, restitution and injunctive relief. Although the Company believed it had meritorious defenses to this action, in light of the inherent uncertainties and the burden and expense of lengthy litigation, the Company reached an agreement to settle the lawsuit. On April 23, 2003 the court approved the proposed settlement filed by the parties. The settlement provided for certification of two classes. The first class, defined as the "finance charge" class, included all customers who incurred finance charges between August 1994 and September 2002. The settlement of the first class consists of a settlement fund in the amount of $15,950,000 that will be distributed with interest beginning in May 2004 on a pro rata basis to those class members who are entitled to a refund. The second class, defined as the "delayed notice" class, includes all customers who did not receive change in terms notices and who, as a result, incurred increased charges between September 2001 and September 2002. Commencing in April 2003, these class members received a refund of charges affected by the terms changes that were incurred during the class period. The Company has made appropriate reserves for the settlement amounts.

     In June 2002, British Airways filed an action in the United States District Court for the Southern District of New York captioned British Airways PLC v. American Express Travel Related Services Company, Inc. The action arose over British Airways' decision not to accept any credit or charge cards (including the American Express card) in the United Kingdom for payment of "corporate net fares", which are privately negotiated fares with corporations. British Airways' decision has the effect of requiring corporate customers who wish to use credit or charge cards for U.K. corporate net fares to purchase tickets through travel agents and pay a surcharge. The Company believes that British Airways' action is a material breach of its Merchant Agreement with the Company. British Airways' complaint asks the court for a declaration of whether its conduct is proper. British Airways' complaint also seeks unspecified monetary damages, interest, costs and attorneys' fees. British Airways has also amended its original complaint to add various claims alleging breaches by the Company of various contracts with the Company. American Express has filed an Answer and Counterclaim to the British Airways' complaint, and amended complaint, seeking unspecified monetary damages, interest, punitive damages, costs, attorneys' fees, and injunctive relief.

     Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In Re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys' fees and costs, and interest. The Company has filed a motion to dismiss the complaint and is awaiting the court's ruling on such motion.

     In November 2002, a suit, captioned Haritos et al. v. American Express Financial Corporation and IDS Life Insurance Company, was filed in the United States District Court for District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violate the Investment Advisers Act of 1940. The suit seeks an unspecified amount of damages, rescission and injunctive relief. The Company believes that it has meritorious defenses to this suit and intends to defend this case vigorously. The Company filed a motion to dismiss, which is pending.

     The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state's laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys' fees on their own behalf and on behalf of the putative class of persons similarly situated. In February 2004, the Company and certain of its subsidiaries filed a motion in the U.S. District Court for the Southern District of Florida in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003) seeking preliminary approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company's collection and disclosure of fees assessed transactions made in foreign currencies. The motion asked the Court to preliminarily approve a settlement pursuant to which the Company would (a) deposit $66 million into a fund that would be established to reimburse class members with valid claims and pay attorneys' fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices. The motion also asked the court to enjoin all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (file March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May
2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); and (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004). Such motion was approved by the Court in February 2004; however, the proposed settlement remains subject to final approval which is expected to be considered by the Court later in 2004. The Company has established reserves to cover the proposed payment that would be made to reimburse class members and pay attorneys' fees.

     In late April 2003, a purported class action, captioned Lorraine L. Osborne
v. ADC Telecommunications, Inc. et al. was filed in the United States District Court, District of Minnesota. The action names American Express Trust Company ("AETC"), a wholly owned subsidiary of the Company, as a defendant in relation to AETC's role as directed trustee of the retirement savings plan of ADC Telecommunications (the "ADC Retirement Plan"). The complaint alleges that AETC breached fiduciary duties under the Employee Retirement Income Security Act of 1974, as amended (ERISA), in relation to the retention of ADC common stock in the ADC Retirement Plan. The complaint seeks certification of a class of all participants who held ADC common stock in accounts in the ADC Retirement Plan during the period from November 2, 2000 to the present. Based on these allegations, the plaintiffs seek injunctive relief, restitution, unspecified monetary damages and attorneys' fees and costs. AETC has been voluntarily dismissed from this case without prejudice.

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

     The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al.
v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004) and (vii) Mims
Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the

Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York.

     In June 2003, a purported class action captioned Hudgins Moving & Storage Co., Inc. v. American Express Company et al., was filed in the Circuit Court for Davidson County, Tennessee against the Company and one of its subsidiaries on behalf of a class of Tennessee merchants, alleging an unlawful antitrust tying arrangements among the Company's charge cards, credit cards and "debit cards". The plaintiff alleged that the purported tying arrangement violated the Tennessee Trade Practices Act and the Tennessee Consumer Protection Act of 1977. Defendants removed this action to the United States District Court for the Middle District of Tennessee. In July 2003, defendants moved to compel arbitration or, alternatively, to dismiss the complaint for failure to state a claim upon which relief can be granted. The case was remanded to the State Court on plaintiff's motion and was dismissed voluntarily without prejudice in January 2004.

     In July 2003, a National Association of Securities Dealers, Inc. ("NASD") arbitration panel held Securities America, Inc. ("SAI"), a wholly owned subsidiary of the Company, liable in connection with certain claims filed by clients of a former broker of SAI who adopted an assumed identity to work for SAI and then allegedly engaged in improper practices in connection with his clients and their accounts. The arbitration panel awarded the clients approximately $1.4 million in compensatory damages and approximately $4.1 million in punitive damages. SAI filed a motion to have the decision of the arbitration panel vacated. The matter was subsequently settled for a reduced amount. To date, 16 additional claims by other clients (or groups of clients) of the former broker have been filed against SAI in various courts and before the NASD. Eleven of those claims have been settled or resolved by final judgment.

     In July 2003, a motion to authorize a class action captioned Option Consommateurs and Normand Painchaud v. American Express Bank of Canada et al. was filed in the Superior Court of Quebec, District of Montreal. The motion, which also names as defendants Citibank Canada, MBNA Canada, Capital One and Royal Bank of Canada, alleges that the defendants have violated the Quebec Consumer Protection Act by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the Quebec Consumer Protection Act provisions which require a 21 day grace period prior to imposing finance charges applies to credit cards issued by American Express Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the Act. The proposed class claims seek reimbursement of all finance charges imposed in violation of the Act, $200 in punitive damages per class member, interest and fees and costs.

     The SEC, NASD, and several state attorneys general has brought numerous enforcement proceedings against individuals and firms challenging several mutual fund industry practices including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m.
ET), market timing (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds, and inappropriate sales of B (no front end load) shares. AEFA has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

     In addition to the foregoing, in February 2004 AEFA was one of 15 firms that settled an enforcement action brought by the SEC and the NASD relating to breakpoint discounts (i.e., volume discounts available to investors who make large mutual fund purchases) pursuant to which AEFA agreed to pay a fine of $3.7 million and to reimburse customers to whom the firm failed to deliver such discounts. These amounts were accrued by AEFA in 2003.

     In early March 2004, a purported class action, captioned Naresh Chand v. American Express Company, American Express Financial Corporation and American Express Financial Advisors, Inc. was filed in the United States District Court for the Southern District of New York. The plaintiff alleges violations of certain federal securities laws. In particular the plaintiff alleges that the defendants did not adequately disclose "incentive arrangements" for the sale of certain of the defendants' "preferred" mutual funds. The lawsuit seeks an unspecified amount of damages, rescission and restitution.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the last quarter of its fiscal year ended December 31, 2003.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The principal market for the Company's Common Shares is The New York
Stock Exchange under the trading symbol AXP. Its Common Shares are also listed in the United States on the Boston, Chicago and Pacific Stock Exchanges. The Company had 47,967 common shareholders of record at December 31, 2003. For price and dividend information with respect to such Common Shares, see Note 22 to the Consolidated Financial Statements on page 108 of the Company's 2003 Annual Report to Shareholders, which Note is incorporated herein by reference. For information on securities authorized for issuance under equity compensation plans, see the material included under the heading "Equity Compensation Plan Information" on page 27 of the Company's definitive proxy statement for the Company's Annual Meeting of Shareholders to be held on April 26, 2004, which will be filed with the SEC within 120 days of the close of the Company's last fiscal year. The material found under such heading is incorporated herein by reference.

     On November 21, 2003, the Company completed a private offering of $2.0 billion aggregate original principal amount of 1.85% convertible senior debentures due 2033. The debentures were sold pursuant to a purchase agreement among the Company and J.P. Morgan Securities Inc., Lehman Brothers Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as joint book-running managers for the initial purchasers in reliance on the exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. Pursuant to the purchase agreement, the debentures were offered and sold by the initial purchasers only to qualified institutional buyers as defined in and pursuant to Rule 144A under the Securities Act. The offering price of the debentures was 100% of their principal amount. The initial purchasers of the debentures received aggregate purchase discounts or commissions of $25 million.

     The debentures are convertible into the Company's common stock (i) at any time if the closing sale price of the Company's common stock for at least 20 trading days in a period of 30 consecutive trading days of any calendar quarter is more than 125% of the base conversion price (initially, 125% of $69.41, or $86.76) as of the last day of such calendar quarter (the "contingent trigger price"), (ii) during any period in which a credit rating assigned to the debentures by certain rating agencies falls below a specified level or no credit rating is assigned to the debentures by certain rating agencies, (iii) during the five business day period after any five consecutive trading day period in which the trading price per debenture for each day in that period is less than 96% of the product of the closing sale price of the Company's common stock and the conversion rate on each such day, provided that if the closing sale price of the Company's common stock on the day prior to conversion is greater than the effective conversion rate but less than or equal to 125% of the base conversion price, the debentures are convertible into an amount equal to the accreted principal amount of the debentures plus accrued and unpaid interest as of the conversion date, (iv) if the Company calls the debentures for redemption, or (v) if the Company takes certain corporate actions. The base conversion price and the conversion trigger price of a debenture are dependent on the accreted principal amount of the debenture and will increase as the principal amount of the debenture increases. The accreted principal amount of a debenture will be equal to the original principal amount of $1,000 per debenture increased daily by a yield, which until November, 30, 2006 will be equal to 0% per annum, and thereafter will be reset to 1.85% per annum; provided that if a remarketing reset event (as described below) occurs, the yield will equal the rate determined in connection with the remarketing of the debentures unless the Company elects, in connection with a remarketing, to have the debentures bear cash interest. The Company has the right to deliver on conversion of debentures, in lieu of shares of the Company's common stock, cash or a combination of common stock and cash, provided that at any time prior to maturity, the Company may elect irrevocably to pay in cash the accreted principal amount of any debentures submitted for conversion plus accrued and unpaid interest as of the conversion date.

     If the debentures are converted before December 1, 2006, (A) if the applicable stock price of the Company's common stock (which is equal to the average of the closing sale prices of the common stock over the ten trading day period starting on the third trading day following the conversion date of the debentures) is less than or equal to the base conversion price, a holder will receive a number of shares for each debenture equal to the base conversion rate, and (B) if the applicable stock price of the Company's common stock is greater than the base conversion price, a holder will receive a number of shares for each debenture equal to the base conversion rate plus an additional number of shares based upon the amount by which the applicable stock price of the Company's common stock exceeds the base conversion price, subject to an aggregate limit of 22.7633 shares of common stock per debenture (such limit being subject to the same adjustments as apply to the base conversion rate discussed below). The base conversion rate is 14.4073 subject to adjustment for
(i) stock dividends, (ii) subdivisions or combinations, or certain reclassifications, of the shares of the Company's common stock, (iii) distributions to all holders of shares of the Company's common stock of certain rights or warrants to purchase shares of the Company's common stock, (iv) distributions to all holders of shares of the Company's common stock of shares of the Company's capital stock or the Company's assets or evidences of indebtedness, (v) cash dividends in excess of the Company's current cash dividends, or (vi) certain payments made by the Company in connection with tender offers and exchange offers.

     If the debentures are converted on or after December 1, 2006, a holder will receive a number of shares of the Company's common stock for each debenture equal to the fixed conversion rate. The fixed conversion rate will be established pursuant to the provisions discussed in the preceding paragraph assuming a conversion date that is 13 trading days prior to December 1, 2006, and is subject to the same adjustments as apply to the base conversion rate.

     If a remarketing reset event occurs, the debentures will no longer be convertible. Otherwise, the ability to surrender debentures for conversion will expire at the close of business on their stated maturity date, unless they have previously been redeemed or repurchased. A remarketing reset event will occur if the average closing sale prices of the Company's common stock over a ten trading day period ending on the trading day immediately preceding December 1 of 2006, 2008, 2013, 2018, 2023 or 2028 is less than the effective conversion price as of such trading day. The effective conversion price is equal to the accreted principal amount per debenture (initially $1,000) divided by the conversion rate then in effect (assuming a conversion date 13 trading days prior to the date of determination).

     Unless a remarketing reset event occurs, the Company can redeem all or a portion of the debentures at any time on or after December 1, 2006 at a price equal to 100% of the accreted principal amount of the debentures to be redeemed plus any accrued and unpaid interest to but excluding the redemption date.

     The holders may require the Company to purchase all or a portion of their debentures on December 1 of 2006, 2008, 2013, 2018, 2023 or 2028 if the debentures are not immediately convertible on such date and a remarketing reset event has not occurred. The holders may also require the Company to purchase all or a portion of their debentures upon a change of control. The purchase price is equal to 100% of the accreted principal amount of the debentures to be purchased plus any accrued and unpaid interest up to but excluding the date of purchase.

     The Company used the aggregate net proceeds from the offering of debentures for general corporate purposes.

ITEM 6. SELECTED FINANCIAL DATA

     The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 111 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

     The information set forth under the heading "Financial Review" appearing on pages 27 through 73 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The information set forth under the headings "Risk Management" appearing on pages 43 through 44, page 59, pages 68 through 69 and page 72 and Note 9 to the Consolidated Financial Statements on pages 93 through 95 of the Company's 2003 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The "Consolidated Financial Statements," the "Notes to Consolidated Financial Statements" and the "Report of Ernst & Young LLP Independent Auditors" appearing on pages 74 through 108 and page 110 of the Company's 2003 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

ITEMS 10, 11, 12 and 13.   DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY;
                           EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN
                           BENEFICIAL OWNERS AND MANAGEMENT; CERTAIN
                           RELATIONSHIPS AND RELATED TRANSACTIONS

     The Company will file with the SEC, within 120 days after the close of its last fiscal year, a definitive proxy statement, pursuant to Regulation 14A, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference: page 4, paragraph 4, sentence
1 - material included under the heading "Corporate Governance"; page 5, paragraph 6 - material included under the heading "Corporate Governance - Board Meetings"; page 5 - material included in the table (including the footnotes thereto) under the heading "Corporate Governance - Membership on Board Committees"; page 6 - material included under the heading "Corporate
Governance - Audit Committee"; pages 8 through 9 - material included under the heading "Compensation of Directors"; pages 10 through 11 - material included under the heading "Ownership of Our Common Shares"; pages 11 through 13 - material included under the heading "Item 1 - Election of Directors" and pages 21 through 31 (excluding the material preceding the Summary Compensation Table on page 21 and the portions titled "Performance Graph" on page 26 and "Directors and Officers Liability Insurance" on page 31). In addition, the Company has provided, under the caption "Executive Officers of the Company" at pages 70 through 72 hereof, the information regarding executive officers called for by Item 401(b) of Regulation S-K.

     The Company has adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit; Compensation and Benefits; Executive; Nominating and Governance; and Public Responsibility) and the Company's Code of Conduct (which constitutes the Company's code of ethics), provide the framework for the governance of the Company. A complete copy of the Company's Corporate Governance Principles, the Charters of each of the Board committees and the Code of Conduct (which applies not only to the Company's Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) may be found by clicking on the "Corporate Governance" link found on the Company's Investor Relations Web site at http://ir.americanexpress.com. Interested persons may also access the Company's Investor Relations Web site through the Company's main Web site at www.americanexpress.com by clicking on the "About American Express" link, which is located at the bottom of the Company's homepage. (Information from such sites is not incorporated by reference into this report.) Copies of these materials also are available without charge upon written request to the Secretary of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information set forth under the heading "Item 2 -- Selection of Auditors -- Audit Fees;" " -- Audit-Related Fees;" " -- Tax Fees;" " -- All Other Fees;" " -- Other Services Provided by Ernst & Young;" and " -- Policy on Pre-Approval of Retention of Independent Auditor which will appear on pages 13 and 14 of the Company's definitive proxy statement, is incorporated herein by reference.

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

     Form 8-K, dated November 17, 2003, Items 5 and 7, announcing that it intends to raise $1.8 billion through an offering of convertible debt securities due 2033.

     Form 8-K, dated November 18, 2003, Items 5 and 7, announcing the pricing of $1.8 billion principal amount of convertible debt securities due 2033.

     Form 8-K, dated November 21, 2003, Items 5 and 7, announcing the completion of its sale of $2.0 billion principal amount of its convertible debt securities due 2033.

     Form 8-K, dated December 10, 2003, Item 9, announcing the appointment of Joan Lordi Amble to the position of Senior Vice President and Comptroller.

     Form 8-K, dated January 26, 2004, Items 9 and 12, reporting on the Company's financial results for the three months and fiscal year ended December 31, 2003, and including a 2003 Fourth Quarter/Full Year Earnings Supplement.

     Form 8-K, dated January 27, 2004, Item 9, announcing the election of Ursula
M. Burns to the Board of Directors of the Company.

     Form 8-K, dated February 2, 2004, Item 9, reporting on the announcement of a card issuing alliance between the Company and MBNA America.

     Form 8-K, dated February 4, 2004, Item 9, reporting on a presentation delivered by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, and David C. House, Group President, Global Network and Establishment Services, to the financial community.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 AMERICAN EXPRESS COMPANY


March 12, 2004                                   /s/ Gary L. Crittenden
                                                 -------------------------------
                                                 Gary L. Crittenden
                                                 Executive Vice President and
                                                 Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.


/s/ Kenneth I. Chenault                                /s/ F. Ross Johnson
-----------------------------                          -------------------------
Kenneth I. Chenault                                    F. Ross Johnson
Chairman, Chief Executive                               Director
Officer and Director


/s/ Gary L. Crittenden                                 /s/ Vernon E. Jordan, Jr.
-----------------------------                          -------------------------
Gary L. Crittenden                                     Vernon E. Jordan, Jr.
Executive Vice President and                           Director
Chief Financial Officer


/s/ Joan Lordi Amble                                   /s/ Jan Leschly
--------------------------------------                 -------------------------
Joan Lordi Amble                                       Jan Leschly
Senior Vice President and Comptroller                  Director


/s/ Daniel F. Akerson                                  /s/ Richard A. McGinn
--------------------------------------                 -------------------------
Daniel F. Akerson                                      Richard A. McGinn
Director                                               Director


/s/ Charlene Barshefsky                                /s/ Edward D. Miller
--------------------------------------                 -------------------------
Charlene Barshefsky                                    Edward D. Miller
Director                                               Director


/s/ William G. Bowen                                   /s/ Frank P. Popoff
--------------------------------------                 -------------------------
William G. Bowen                                       Frank P. Popoff
Director                                               Director


/s/ Ursula M. Burns                                    /s/ Robert D. Walter
--------------------------------------                 -------------------------
Ursula M. Burns                                        Robert D. Walter
Director                                               Director


/s/ Peter R. Dolan
--------------------------------------
Peter R. Dolan
Director

March 12, 2004

                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                    COVERED BY REPORT OF INDEPENDENT AUDITORS

                                  (Item 14(a))

                                                                                    Annual
                                                                                  Report to
                                                                                 Shareholders
                                                                   Form 10-K        (Page)
                                                                 -------------   ------------
American Express Company and Subsidiaries:
    Data incorporated by reference from attached 2003
        Annual Report to Shareholders:
    Report of independent auditors............................                        110
    Consolidated statements of income for the three
        years ended December 31, 2003.........................                         74
    Consolidated balance sheets at December 31, 2003
        and 2002..............................................                         75
    Consolidated statements of cash flows for the
        three years ended December 31, 2003...................                         76
    Consolidated statements of shareholders' equity for the
        three years ended December 31, 2003...................                         77
    Notes to consolidated financial statements................                         78
Consent of independent auditors...............................        F-2

Schedules:
I  - Condensed financial information of the Company...........     F-3 - F-6
II - Valuation and qualifying accounts for the three
        years ended  December 31, 2003........................        F-7

     All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

     The consolidated financial statements of American Express Company (including the report of independent auditors) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2003, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2003 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                      EXHIBIT 23

                         CONSENT OF INDEPENDENT AUDITORS

     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated January 26, 2004 (hereinafter referred to as our Report), included in the 2003 Annual Report to Shareholders of American Express Company (the "Company").

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

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No.
333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form
S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No.
333-47085, No. 333-55761 and No. 333-51828) and in the related Prospectuses of our Report with respect to the consolidated financial statements and schedules of American Express Company included and incorporated by reference in this Annual Report on Form 10-K for the year ended December 31, 2003.


/s/ Ernst & Young LLP
------------------------

New York, New York
March 9, 2004

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (Parent Company Only)
                                   (millions)

                                                      Years Ended December 31,
                                                      -------------------------
                                                       2003     2002     2001
                                                      ------   ------   ------
Revenues                                              $  185   $  241   $  248
                                                      ------   ------   ------
Expenses:
   Interest                                              383      339      347
   Human resources                                        99       88       64
   Other (a)                                             121      242      261
                                                      ------   ------   ------
      Total                                              603      669      672
                                                      ------   ------   ------
Pretax loss                                             (418)    (428)    (424)
Income tax benefit                                      (159)    (209)    (199)
                                                      ------   ------   ------
Net loss before equity in net income of
    subsidiaries and affiliates                         (259)    (219)    (225)
Equity in net income of subsidiaries and
   affiliates (b)                                      3,246    2,890    1,536
                                                      ------   ------   ------
Net income                                            $2,987   $2,671   $1,311
                                                      ======   ======   ======

(a)  2001 includes restructuring charges of $14 million ($9 million after-tax).

(b) 2003 includes a $20 million non-cash pretax charge ($13 million after-tax) relating to the December 31, 2003 adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," revised December 2003.

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (Parent Company Only)
                        (millions, except share amounts)

                                                                 December 31,
                                                              -----------------
                                                               2003       2002
                                                              -------   -------

                            ASSETS
Cash and cash equivalents                                     $     4   $     9
Equity in net assets of subsidiaries and affiliates            16,456    14,567
Accounts receivable and accrued interest, less
   reserves                                                         5        26
Land, buildings and equipment - at cost, less
   accumulated depreciation: 2003, $77; 2002, $80                  47       141
Due from subsidiaries                                           6,286     4,386
Other assets                                                      363       292
                                                              -------   -------
   Total assets                                               $23,161   $19,421
                                                              =======   =======

           LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                        $   321   $   724
Long-term debt                                                  5,739     2,745
Due to subsidiaries                                             1,778     1,576
Intercompany debentures                                            --       515
                                                              -------   -------
    Total liabilities                                           7,838     5,560

Shareholders' equity:
   Common shares, $.20 par value, authorized 3.6
      billion shares; issued and outstanding 1,284
      million shares in 2003 and 1,305 million
      shares in 2002                                              257       261
   Capital surplus                                              6,081     5,675
   Retained earnings                                            8,793     7,606
   Other comprehensive income, net of tax:
      Net unrealized securities gains (losses)                    931     1,104
      Net unrealized derivatives losses                          (446)     (538)
      Foreign currency translation adjustments                   (278)     (198)
      Minimum pension liability                                   (15)      (49)
                                                              -------   -------
   Accumulated other comprehensive income                         192       319
                                                              -------   -------
      Total shareholders' equity                               15,323    13,861
                                                              -------   -------
   Total liabilities and shareholders' equity                 $23,161   $19,421
                                                              =======   =======

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                              (Parent Company Only)
                                   (millions)

                                                            Years Ended December 31,
                                                          ---------------------------
                                                           2003       2002     2001
                                                          -------   -------   -------
Cash flows from operating activities:
   Net income                                             $ 2,987   $ 2,671   $ 1,311

Adjustments to reconcile net income to cash
 (used in) provided by operating activities:
   Equity in net income of subsidiaries and affiliates     (3,246)   (2,890)   (1,536)
   Dividends received from subsidiaries and affiliates      1,688     1,812     1,006
Other operating activities, primarily with subsidiaries    (2,380)     (705)     (486)
                                                          -------   -------   -------
Net cash (used in) provided by operating activities          (951)      888       295
                                                          -------   -------   -------

Purchase of land, building and equipment                      (19)      (93)      (16)
                                                          -------   -------   -------
Net cash used in investing activities                         (19)      (93)      (16)
                                                          -------   -------   -------

Cash flows from financing activities:
   Issuance of American Express common shares                 348       161        84
   Repurchase of American Express common shares            (1,391)   (1,153)     (626)
   Dividends paid                                            (471)     (430)     (424)
   Net increase in debt                                     2,994       625       696
   Redemption of intercompany debentures                     (515)       --        --
                                                          -------   -------   -------
Net cash provided by (used in) financing activities           965      (797)     (270)
                                                          -------   -------   -------

Net (decrease) increase in cash and cash equivalents           (5)       (2)        9

Cash and cash equivalents at beginning of year                  9        11         2
                                                          -------   -------   -------

Cash and cash equivalents at end of year                  $     4   $     9   $    11
                                                          =======   =======   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2003, 2002 and 2001 was $182 million, $169 million and $116 million, respectively. Net cash received for income taxes in 2003, 2002 and 2001 was $152 million, $231 million and $109 million, respectively.

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

           SCHEDULE I--CONDENSED FINANCIAL INFORMATION OF THE COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                              (Parent Company Only)

1.   Principles of Consolidation

     The accompanying condensed financial statements include the accounts of American Express Company (the "Parent Company") and, on an equity basis, its subsidiaries and affiliates. Parent Company revenues and expenses, other than human resources expenses, are primarily related to intercompany transactions with subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of American Express Company and its subsidiaries.

     Certain amounts from prior years have been reclassified to conform to the current presentation.

2.   Long-term debt consists of (millions):

                                                                   December 31,
                                                                 ---------------
                                                                  2003     2002
                                                                 ------   ------
1.85% Convertible Debentures due December 1, 2033                $2,000   $   --
3 3/4% Notes due November 20, 2007                                  746      744
4 7/8% Notes due July 15, 2013                                      993       --
5 1/2% Notes due September 12, 2006                               1,002    1,003
6 3/4% Senior Debentures due June 23, 2004                          500      500
6 7/8% Notes due November 1, 2005                                   498      498
                                                                 ------   ------
                                                                 $5,739   $2,745
                                                                 ======   ======

     Aggregate annual maturities of long-term debt for the five years ending December 31, 2008 are as follows (millions): 2004, $500; 2005, $498; 2006,
     $1,002; 2007, $746; and 2008, $0.

3. Intercompany debentures consisted solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly owned subsidiary of the Company. The Company exercised its option to redeem such Junior Subordinated Debentures, in whole, on July 16, 2003. See Note 7 to the Consolidated Financial Statements on page 92 of the Company's 2003 Annual Report to Shareholders (which Note is incorporated herein by reference).

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 2003
                                   (millions)

                                       Reserve for credit losses,        Reserve for doubtful
                                          loans and discounts            accounts receivable
                                      ---------------------------   ------------------------------
                                       2003      2002      2001       2003       2002       2001
                                      -------   -------   -------    -------    -------    -------
Balance at beginning of period        $ 1,226   $   993   $   796    $   958    $ 1,166    $   932
Additions:
   Charges to income                    1,336     1,526     1,415      1,304(a)   1,334(a)   1,554(a)
   Recoveries of amounts previously
      written-off                          22        68        78         --         --         --
Deductions:
   Charges for which reserves were
      provided                         (1,463)   (1,361)   (1,296)    (1,328)    (1,542)    (1,320)
                                      -------   -------   -------    -------    -------    -------
Balance at end of period              $ 1,121   $ 1,226   $   993    $   934    $   958    $ 1,166
                                      =======   =======   =======    =======    =======    =======

(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 2003 - $223, 2002 - $241 and 2001 - $227.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report or, where indicated, were already filed and are hereby incorporated by reference (*indicates exhibits electronically filed herewith). Exhibits numbered
10.1 through 10.18, 10.20 through 10.28, 10.32 through 10.34 are management contracts or compensatory plans or arrangements.

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

10.17   Amendment of American Express Company Salary/Bonus Deferral Plan
        (incorporated by reference to Exhibit 10.4 of the Company's Quarterly
        Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended
        September 30, 1994).

10.18 Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company's Quarterly Report on Form
        10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.19   Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers
        Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.'s Transition Report on Form 10-K
        (Commission File No. 1-9466) for the transition period from January 1,
        1994 to November 30, 1994).


10.20   American Express Company 1993 Directors' Stock Option Plan, as amended
        (incorporated by reference to Exhibit 10.11 of the Company's Quarterly
        Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended
        March 31, 2000).

10.21   American Express Senior Executive Severance Plan Effective January 1,
        1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form
        10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.22 Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit 10.30 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

10.23   Amendment of Long-Term Incentive Awards under the American Express
        Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q
        (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.24   Amendments of (i) Long-Term Incentive Awards under the American Express
        Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American
        Express Senior Executive Severance Plan, (iii) the American Express
        Supplemental Retirement Plan, (iv) the American Express Salary/Bonus
        Deferral Plan, (v) the American Express Key Executive Life Insurance
        Plan and (vi) the IDS Current Service Deferred Compensation Plan
        (incorporated by reference to Exhibit 10.37 of the Company's Annual
        Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.25   American Express Company Supplemental Retirement Plan Amended and
        Restated Effective March 1, 1995 (incorporated by reference to Exhibit
        10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No.
        1-7657) for the quarter ended September 30, 1999).

10.26   Amendment to American Express Company Supplemental Retirement Plan
        Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q
        (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.27   American Express Directors' Stock Plan (incorporated by reference to
        Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated
        December 9, 1997 (Commission File No. 333-41779)).

10.28 American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q
        (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.29   Agreement dated February 27, 1995 between the Company and Berkshire
        Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.30   Agreement dated July 20, 1995 between the Company and Berkshire Hathaway
        Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.31   Amendment dated September 8, 2000 to the agreement dated February 27,
        1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K
        (Commission File No. 1-7657) dated January 22, 2001).

10.32 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief
        Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.33 Description of new hire payment to Gary L. Crittenden (incorporated by reference to Exhibit 10.44 of the Company's Annual Report on Form 10-K
        (Commission File No. 1-7657) for the year ended December 31, 2001).

 10.34 American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission
        File No. 1-7657) for the quarter ended March 31, 2003).

*12     Computation in Support of Ratio of Earnings to Fixed Charges.

*13 Portions of the Company's 2003 Annual Report to Shareholders that are incorporated herein by reference.

*21     Subsidiaries of the Company.

*23     Consent of Ernst & Young LLP (contained on page F-2 of this Annual
        Report on Form 10-K).

 31.1 Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

 31.2 Certification of Gary L. Crittenden, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

 32.1   Certification of Kenneth I. Chenault, Chief Executive Officer, and Gary
        L. Crittenden, Chief Financial Officer, pursuant to 18 U.S.C. Section
        1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

For the fiscal year ended December 31, 2003        Commission File No. 1-7657

                                   ----------

                            American Express Company
                 (Exact name of Company as specified in charter)

                                    EXHIBITS

================================================================================


                           STATEMENT OF DIFFERENCES


The registered trademark symbol shall be expressed as......................  'r'
The service mark symbol shall be expressed as.............................. 'sm'