Form 10-Q
period 2004-03-31
AMERICAN EXPRESS CO
filed 2004-05-10
CIK 4962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

         /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                       or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

               For the Transition Period from ________ to ________

                          Commission file number 1-7657

                            AMERICAN EXPRESS COMPANY
             (Exact name of registrant as specified in its charter)

            NEW YORK                                  13-4922250
-------------------------------------   ----------------------------------------
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY               10285
--------------------------------------------------------       -----------------
      (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code     (212) 640-2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at April 30, 2004
--------------------------------------------    --------------------------------
  Common Shares (par value $.20 per share)           1,277,870,996 shares

                            AMERICAN EXPRESS COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                      Page No.
                                                                                      --------
Part I.       Financial Information:

              Item 1.  Financial Statements

                       Consolidated Statements of Income - Three months
                       ended March 31, 2004 and 2003                                         1

                       Consolidated Balance Sheets - March 31, 2004 and
                       December 31, 2003                                                     2

                       Consolidated Statements of Cash Flows - Three
                       months ended March 31, 2004 and 2003                                  3

                       Notes to Consolidated Financial Statements                       4 - 10

                       Independent Accountants' Review Report                               11

              Item 2.  Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                             12 - 32

              Item 4.  Controls and Procedures                                              32

Part II.      Other Information                                                             34

              Item 1.  Legal Proceedings                                                    34

              Item 2.  Changes in Securities, Use of Proceeds and Issuer
                       Purchases of Equity Securities                                       37

              Item 4.  Submission of Matters to a Vote of Security                          38
                       Holders

              Item 6.  Exhibits and Reports on Form 8-K                                     38

              Signatures                                                                    40

              Exhibit Index                                                                E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                            AMERICAN EXPRESS COMPANY
                        CONSOLIDATED STATEMENTS OF INCOME
                      (millions, except per share amounts)
                                   (Unaudited)

                                                                                    Three Months Ended
                                                                                         March 31,
                                                                               ----------------------------
                                                                                   2004            2003
                                                                               ------------    ------------
          Revenues:
            Discount revenue                                                   $      2,368    $      1,976
            Management and distribution fees                                            779             520
            Net investment income                                                       741             767
            Cardmember lending net finance charge revenue                               541             552
            Net card fees                                                               472             451
            Travel commissions and fees                                                 417             340
            Other commissions and fees                                                  529             477
            Insurance and annuity revenues                                              364             314
            Securitization income, net                                                  230             211
            Other                                                                       469             415
                                                                               ------------    ------------
              Total                                                                   6,910           6,023
                                                                               ------------    ------------
          Expenses:
            Human resources                                                           1,779           1,490
            Provisions for losses and benefits:
              Annuities and investment certificates                                     300             314
              Life insurance, international banking and other                           237             257
              Charge card                                                               198             208
              Cardmember lending                                                        287             331
            Marketing, promotion, rewards and cardmember services                     1,047             775
            Professional services                                                       539             498
            Occupancy and equipment                                                     390             338
            Interest                                                                    203             230
            Communications                                                              133             131
            Other                                                                       549             455
                                                                               ------------    ------------
              Total                                                                   5,662           5,027
                                                                               ------------    ------------
          Pretax income before accounting change                                      1,248             996
          Income tax provision                                                          383             304
                                                                               ------------    ------------
          Income before accounting change                                               865             692
          Cumulative effect of accounting change, net of tax (Note 1)                   (71)             --
                                                                               ------------    ------------
          Net income                                                           $        794    $        692
                                                                               ============    ============
          Earnings per Common Share - Basic:
            Income before accounting change                                    $       0.68    $       0.53
                                                                               ============    ============
            Net income                                                         $       0.62    $       0.53
                                                                               ============    ============
          Earnings per Common Share - Diluted:
            Income before accounting change                                    $       0.66    $       0.53
                                                                               ============    ============
            Net income                                                         $       0.61    $       0.53
                                                                               ============    ============
          Average common shares outstanding for earnings per common share:
            Basic                                                                     1,277           1,297
                                                                               ============    ============
            Diluted                                                                   1,305           1,305
                                                                               ============    ============

          Cash dividends declared per common share                             $       0.10    $       0.08
                                                                               ============    ============

                 See Notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                          (millions, except share data)

                                                                           March 31,    December 31,
                                                                             2004          2003
                                                                         ------------   ------------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents (Note 1)                                       $      4,817   $      5,726
Accounts receivable and accrued interest:
  Cardmember receivables, less credit reserves: 2004, $896; 2003, $916         26,957         27,487
  Other receivables, less credit reserves: 2004, $21; 2003, $18                 4,158          3,782
Investments (Note 3)                                                           61,494         57,067
Loans:
  Cardmember lending, less credit reserves: 2004, $994; 2003, $998             23,485         24,836
  International banking, less credit reserves: 2004, $105; 2003, $113           6,271          6,371
  Other, net                                                                    1,248          1,093
Separate account assets                                                        32,428         30,809
Deferred acquisition costs                                                      3,853          3,858
Land, buildings and equipment - at cost, less accumulated
  depreciation: 2004, $3,249; 2003, $3,091                                      3,156          3,184
Other assets                                                                   10,229         10,788
                                                                         ------------   ------------
  Total assets                                                           $    178,096   $    175,001
                                                                         ============   ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                      $     21,480   $     21,250
Travelers Cheques outstanding                                                   6,789          6,819
Accounts payable                                                                7,383          6,591
Insurance and annuity reserves:
  Fixed annuities                                                              26,446         26,377
  Life and disability policies                                                  5,729          5,592
Investment certificate reserves                                                 9,377          9,207
Short-term debt                                                                15,855         19,046
Long-term debt                                                                 23,738         20,654
Separate account liabilities                                                   32,428         30,809
Other liabilities                                                              13,138         13,333
                                                                         ------------   ------------
  Total liabilities                                                           162,363        159,678
                                                                         ------------   ------------

Shareholders' equity:
  Common shares, $.20 par value, authorized 3.6 billion shares;
    issued and outstanding 1,281 million shares in 2004 and
    1,284 million shares in 2003                                                  256            257
  Additional paid-in capital                                                    6,557          6,081
  Retained earnings                                                             8,435          8,793
  Other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                             1,310            931
    Net unrealized derivatives losses                                            (479)          (446)
    Foreign currency translation adjustments                                     (331)          (278)
    Minimum pension liability                                                     (15)           (15)
                                                                         ------------   ------------
  Accumulated other comprehensive income                                          485            192
                                                                         ------------   ------------
    Total shareholders' equity                                                 15,733         15,323
                                                                         ------------   ------------
  Total liabilities and shareholders' equity                             $    178,096   $    175,001
                                                                         ============   ============

                 See Notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (millions)
                                   (Unaudited)

                                                                               Three Months Ended
                                                                                   March 31,
                                                                         ----------------------------
                                                                             2004            2003
                                                                         ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $        794    $        692
Adjustments to reconcile net income
  to net cash provided by (used in) operating activities:
      Provisions for losses and benefits                                          593             667
      Depreciation and amortization                                               188             155
      Deferred taxes, acquisition costs and other                                 163             (31)
      Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
        Accounts receivable and accrued interest                                 (457)         (1,007)
        Other assets                                                              (24)           (329)
        Accounts payable and other liabilities                                    628          (1,248)
      Decrease in Travelers Cheques outstanding                                   (30)           (241)
      Increase in insurance reserves                                               46              60
      Cumulative effect of accounting change, net of tax (Note 1)                  71              --
                                                                         ------------    ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                             1,972          (1,282)
                                                                         ------------    ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                               545           6,113
Maturity and redemption of investments                                          1,927           4,639
Purchase of investments                                                        (6,063)        (10,511)
Net decrease in cardmember loans/receivables                                      498           1,275
Cardmember loans sold to trust                                                    800             918
Loan operations and principal collections, net                                     20            (217)
Purchase of land, buildings and equipment                                        (149)           (166)
Sale of land, buildings and equipment                                              10               4
Acquisitions, net of cash acquired                                               (143)            (28)
                                                                         ------------    ------------
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES                            (2,555)          2,027
                                                                         ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in customers' deposits                                    254            (586)
Sale of annuities and investment certificates                                   2,495           2,691
Redemption of annuities and investment certificates                            (2,279)         (1,483)
Net decrease in debt with maturities of three months or less                   (3,446)         (3,101)
Issuance of debt                                                                5,452           4,837
Principal payments on debt                                                     (2,094)         (4,211)
Issuance of American Express common shares                                        458              21
Repurchase of American Express common shares                                   (1,033)           (428)
Dividends paid                                                                   (129)           (108)
                                                                         ------------    ------------
NET CASH USED IN FINANCING ACTIVITIES                                            (322)         (2,368)
                                                                         ------------    ------------

Effect of exchange rate changes on cash                                            (4)           (260)
                                                                         ------------    ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                        (909)         (1,883)

Cash and cash equivalents at beginning of period                                5,726          10,288
                                                                         ------------    ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $      4,817    $      8,405
                                                                         ============    ============

                 See Notes to Consolidated Financial Statements.

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. BASIS OF PRESENTATION

   The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 2003. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

   Cardmember lending net finance charge revenue is presented net of interest expense of $127 million and $129 million for the first quarters of 2004 and 2003, respectively. Net investment income is presented net of interest expense of $54 million and $61 million for the first quarters of 2004 and 2003, respectively, related primarily to the Company's international banking operations.

   At both March 31, 2004 and December 31, 2003, cash and cash equivalents included $1.1 billion segregated in special bank accounts for the benefit of customers.

   The Company has securitized charge card receivables totaling $3.0 billion at both March 31, 2004 and December 31, 2003 which are included in cardmember receivables on the Consolidated Balance Sheets as they do not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards
   (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt is included in long-term debt.

   RECENTLY ISSUED ACCOUNTING STANDARDS

   Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 provides guidance on: (i) the classification and valuation of long-duration contract liabilities; (ii) the accounting for sales inducements; and (iii) separate account presentation and valuation.

   The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing deferred acquisition costs (DAC) and deferred sales inducement costs associated with those contracts and (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. The Company's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

   In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


   temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, the Company does not expect EITF 03-1 to have a material impact on the Company's results of operations at the time of adoption.

   In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires interim disclosure that is addressed in Note 6 but did not change the recognition and measurement requirements of the amended Statements.

   In January 2004, the FASB issued FASB Staff Position (FSP) FAS 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-1), in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D. FSP FAS 106-1 allows plan sponsors the option of accounting for the effects of the Act in financial statements for periods that cover the date of enactment or making a one-time election to defer the accounting for the effects of the Act until final guidance is issued by the FASB. Since the bill was signed into law subsequent to the Company's measurement valuation date of September 30, 2003, the Company could not make the election to adopt the accounting for the effects of the Act until the first quarter 2004. Consequently, the Company has decided to make the one-time election to defer recognizing the effects of the Act until final guidance is issued. Therefore, the expense amounts shown in Note 6 do not reflect the potential effects of the Act, which are not expected to have a material effect on the Company's Consolidated Financial Statements.

2. STOCK-BASED COMPENSATION

   At March 31, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2003 Annual Report on Form 10-K. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. For the three months ended March 31, 2004 and 2003, the Company expensed $13 million and $4 million, respectively, after-tax related to stock options granted January 1, 2003 or later.

   In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three months ended March 31, 2004 and 2003:

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


                                                                            Three Months Ended March 31,
                                                                            ----------------------------
   (Millions, except per share amounts)                                         2004            2003
                                                                            ------------    ------------
   Net income as reported:                                                  $        794    $        692
     Add: Stock-based employee compensation included
       in reported net income, net of related tax effects                             36              17
     Deduct: Total stock-based employee compensation
       expense determined under fair value based method,
       net of related tax effects                                                    (82)            (84)
                                                                            ------------    ------------
   Pro forma net income                                                     $        748    $        625
                                                                            ============    ============
   Basic EPS:
     As reported                                                            $       0.62    $       0.53
     Pro forma                                                              $       0.59    $       0.48
   Diluted EPS:
     As reported                                                            $       0.61    $       0.53
     Pro forma                                                              $       0.57    $       0.48

3. INVESTMENT SECURITIES

   The following is a summary of investments at March 31, 2004 and December 31, 2003:

                                                                              March 31,     December 31,
   (Millions)                                                                   2004            2003
                                                                            ------------    ------------
   Available-for-Sale, at fair value
     (cost: 2004, $54,476; 2003, $50,786)                                   $     56,665    $     52,278
   Investment loans, at cost
     (fair value: 2004, $4,067; 2003, $4,116)                                      3,689           3,794
   Trading, at fair value                                                          1,140             995
                                                                            ------------    ------------
     Total                                                                  $     61,494    $     57,067
                                                                            ============    ============

   Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2004 and 2003:

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
   (Millions)                                                                   2004            2003
                                                                            ------------    ------------
   Gross realized gains on sales                                            $         21    $        197
   Gross realized (losses) on sales                                         $         (5)   $        (50)
   Realized (losses) recognized for other-than-temporary impairments        $          -    $       (113)

4. GUARANTEES

   The Company, through its Travel Related Services' (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees would not exceed $84 billion. The total amount of related liability accrued at March 31, 2004 for such programs was $298 million, which management believes to be

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   adequate based on actual experience. The Company has no collateral or other recourse provisions related to these guarantees. Expenses relating to claims under these guarantees were approximately $6 million for the three months ended March 31, 2004.

   The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees, among others. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. At March 31, 2004, the Company held $774 million of collateral supporting these guarantees. The following table provides information related to such guarantees as of March 31, 2004:

                                                                          Maximum amount
   (Millions)                                                             of undiscounted    Amount of
   Type of Guarantee:                                                     future payments related liability
                                                                          --------------- -----------------
     Financial letters of credit                                            $        203     $        0.2
     Performance guarantees                                                           78              0.3
     Financial guarantees                                                            623              0.5
                                                                          --------------- -----------------
       Total                                                                $        904     $        1.0
                                                                          =============== =================

5. VARIABLE ANNUITIES AND SALES INDUCEMENT COSTS

   The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefits (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up benefits (GGU). In addition, the Company offers contracts containing guaranteed minimum income benefits (GMIB) provisions.



      (Dollar amounts in millions)                                        March 31, 2004   December 31, 2003
                                                                          --------------   -----------------
       Contracts with GMDB and GGU
       ---------------------------
       Total contract value                                                $     31,893       $     30,812
       Contract value in separate accounts                                 $     25,045       $     23,978
       Net amount at risk *                                                $      1,994       $      2,217
       Weighted average attained age                                                 60                 60


       Contracts with GMIB
        -------------------
       Total contract value                                                $        438       $        359
       Contract value in separate accounts                                 $        346       $        268
       Net amount at risk *                                                $         22       $         23
       Weighted average attained age                                                 59                 59


       * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

   The Company had variable annuity guarantee liabilities of approximately $31.5 million as of March 31, 2004 pertaining to the net amount at risk as of such date.

   The majority of the GMDB contracts provide for six year reset contract values. In determining the additional liabilities for variable annuity death benefit and GMIB, the Company projects these benefits and contract assessments over 200 randomly generated equity market scenarios. Significant assumptions made in projecting

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts.

   Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $271 million and $279 million as of March 31, 2004 and December 31, 2003, respectively, and are included in other assets. These costs were previously included in DAC and were reclassified to other assets as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred acquisition costs. The Company capitalized $20 million and $19 million during the three months ended March 31, 2004 and 2003, respectively, and amortized $8 million and $7 million during the three months ended March 31, 2004 and 2003, respectively.

6. COMPREHENSIVE INCOME

   Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three months ended March 31, 2004 and 2003 were as follows:

                                                                             Three Months Ended March 31,
                                                                            -----------------------------
   (Millions)                                                                  2004              2003
                                                                            ------------     ------------
   Net income                                                               $        794     $        692
   Change in:
     Net unrealized securities gains                                                 379                -
     Net unrealized derivative losses                                                (33)              21
     Foreign currency translation adjustments                                        (53)             (21)
                                                                            ------------     ------------
   Total                                                                    $      1,087     $        692
                                                                            ============     ============

7. RETIREMENT PLANS

   The components of the net pension cost for all defined benefit plans accounted for under SFAS No. 87 are as follows:

                                                                             Three Months Ended March 31,
                                                                            -----------------------------
   (Millions)                                                                  2004              2003
                                                                            ------------     ------------
   Service cost                                                             $         34     $         29
   Interest cost                                                                      31               29
   Expected return on plan assets                                                    (40)             (37)
   Amortization of prior service cost                                                 (1)              (2)
   Recognized net actuarial loss                                                       4                4
   Settlement/curtailment loss                                                         3                3
                                                                            ------------     ------------
   Net periodic pension benefit cost                                        $         31     $         26
                                                                            ============     ============

   The net periodic postretirement benefit expense recognized for the three months ended March 31, 2004 and 2003 was $11 million and $10 million, respectively.

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8. TAXES AND INTEREST

   Income taxes paid (net of refunds) during the three months ended March 31, 2004 and 2003 were approximately $55 million and $76 million, respectively. Interest paid during the three months ended March 31, 2004 and 2003 was approximately $311 million and $485 million, respectively.

9. EARNINGS PER COMMON SHARE

   Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three months ended March 31, 2004 and 2003 are as follows:

                                                                             Three Months Ended March 31,
                                                                            -----------------------------
   (Millions, except per share amounts)                                        2004              2003
                                                                            ------------     ------------
   NUMERATOR:
     Income before accounting change                                        $        865     $        692
     Cumulative effect of accounting change, net of tax                              (71)               -
                                                                            ------------     ------------
     Net income                                                             $        794     $        692
                                                                            ------------     ------------

   DENOMINATOR:
     Basic: Weighted-average shares outstanding during the period                  1,277            1,297
     Add: Dilutive effect of stock options, restricted stock awards
          and other dilutive securities                                               28                8
                                                                            ------------     ------------
     Diluted                                                                       1,305            1,305
                                                                            ------------     ------------

   BASIC EPS:
     Income before accounting change                                        $       0.68     $       0.53
     Cumulative effect of accounting change, net of tax                            (0.06)               -
                                                                            ------------     ------------
     Net income                                                             $       0.62     $       0.53
                                                                            ------------     ------------

   DILUTED EPS:
     Income before accounting change                                        $       0.66     $       0.53
     Cumulative effect of accounting change, net of tax                            (0.05)               -
                                                                            ------------     ------------
     Net income                                                             $       0.61     $       0.53
                                                                            ------------     ------------

   For the three months ended March 31, 2004 and 2003, the dilutive effect of stock options excludes 11 million and 120 million options, respectively, from the computation of diluted EPS because to do so would have been antidilutive for the periods presented. The convertible debentures issued in November 2003 have been excluded from the computation of EPS because none of the criteria by which this instrument becomes convertible has been attained.

10. SEGMENT INFORMATION

   The Company is principally engaged in providing travel-related, financial advisory and international banking services throughout the world. TRS' products and services include, among others, charge cards, cardmember lending products, Travelers Cheques, and corporate and consumer travel services. American Express Financial Advisors' (AEFA) services and products include financial planning and advice, investment advisory services and a variety of products, including insurance and annuities, investment certificates and mutual funds. AEB's products and services primarily include providing banking services to high net worth customers and financial institutions; personal financial services and global trading. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

                            AMERICAN EXPRESS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

   The following tables present the results for these operating segments, based on management's evaluation and internal reporting structure, for the three months ended March 31, 2004 and 2003. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as under accounting principles generally accepted in the United States (GAAP) basis. Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of MD&A for further information regarding the effect of securitizations on the financial statements. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA, which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

                                                                            Three Months Ended March 31,
                                                                            ----------------------------
   (Millions)                                                                  2004            2003
                                                                            ------------    ------------
   REVENUES (GAAP BASIS):
   Travel Related Services                                                  $      5,050    $      4,486
   American Express Financial Advisors                                             1,728           1,411
   American Express Bank                                                             210             197
   Corporate and Other                                                               (78)            (71)
                                                                            ------------    ------------
   Total                                                                    $      6,910    $      6,023
                                                                            ============    ============

   NET REVENUES (MANAGED BASIS):
   Travel Related Services                                                  $      5,329    $      4,750
   American Express Financial Advisors                                             1,227             905
   American Express Bank                                                             210             197
   Corporate and Other                                                               (78)            (71)
                                                                            ------------    ------------
   Total                                                                    $      6,688    $      5,781
                                                                            ============    ============

   PRETAX INCOME (LOSS) BEFORE ACCOUNTING CHANGE:
   Travel Related Services                                                  $        973    $        858
   American Express Financial Advisors                                               317             178
   American Express Bank                                                              48              29
   Corporate and Other                                                               (90)            (69)
                                                                            ------------    ------------
   Total                                                                    $      1,248    $        996
                                                                            ============    ============

   INCOME (LOSS) BEFORE ACCOUNTING CHANGE:
   Travel Related Services                                                  $        665    $        584
   American Express Financial Advisors                                               228             133
   American Express Bank                                                              30              19
   Corporate and Other                                                               (58)            (44)
                                                                            ------------    ------------
   Total                                                                    $        865    $        692
                                                                            ============    ============

   NET INCOME (LOSS):
   Travel Related Services                                                  $        665    $        584
   American Express Financial Advisors *                                             157             133
   American Express Bank                                                              30              19
   Corporate and Other                                                               (58)            (44)
                                                                            ------------    ------------
   Total *                                                                  $        794    $        692
                                                                            ============    ============

   * Results for the three months ended March 31, 2004 reflect a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1.

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

The Shareholders and Board of Directors
American Express Company

We have reviewed the accompanying consolidated balance sheet of American Express Company (the "Company") as of March 31, 2004 and the related consolidated statements of income and cash flows for the three-month periods ended March 31, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                                /s/Ernst & Young LLP

New York, New York
May 7, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company is a global travel, financial and network services provider. The Company has three operating segments: Travel Related Services
(TRS), American Express Financial Advisors (AEFA) and American Express Bank
(AEB).

TRS includes the Company's card, travel, merchant and network businesses, as well as the Travelers Cheque and other prepaid products and services. Through its TRS businesses, the Company offers consumers and small businesses a variety of charge and credit cards, Travelers Cheques and other stored value products. The Company's Corporate Card services help companies and institutions manage their travel, entertainment and purchasing expenses. TRS' global network services business focuses on partnering with third-party financial institutions that issue American Express-branded cards accepted on the Company's merchant network. As the world's largest travel agency, the Company offers travel and related consulting services to individuals and corporations around the world.

AEFA is one of the leading financial planning companies in the United States. AEFA has over 12,000 financial advisors nationwide and offers a wide array of products and services, including financial planning, brokerage services, mutual funds, insurance and other investment products.

AEB provides banking and other financial services to wealthy individuals, financial institutions and retail customers outside the United States.

The Company follows accounting principles generally accepted in the United States (GAAP). In addition to information provided on a GAAP basis, the Company discloses certain data on a "managed basis." This information, which should be read only as a supplement to GAAP information, assumes there have been no securitization transactions at TRS, i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statements. In addition, revenues are reported net of AEFA's provision for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses. See the TRS and AEFA Results of Operations sections for further discussion of this approach. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The Company's consolidated income before accounting change rose 25 percent to $865 million and diluted earnings per share (EPS) before accounting change also rose 25 percent to $0.66 in the three-month period ended March 31, 2004 as compared to a year ago. The Company's consolidated net income of $794 million rose 15 percent from $692 million and diluted EPS of $0.61 also increased 15 percent from $0.53. On a trailing 12-month basis, return on average shareholders' equity was 20.7 percent.

Net income and EPS for the three months ended March 31, 2004 reflect the $71 million ($109 million pretax) or $0.05 per diluted share impact of the Company's adoption of the American Institute of Certified Public Accountants (AICPA) Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Previous to the adoption of SOP 03-1, these costs were expensed when payable.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 3 percentage points in 2004.

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the three months ended March 31, 2004 were $6.9 billion, up 15 percent from $6.0 billion in the same period a year ago reflecting 13 percent growth at TRS, 22 percent growth at AEFA and 7 percent growth at AEB. As discussed in further detail below, the increase in the first quarter was due primarily to increases in discount revenue, management and distribution fees, travel commissions and fees, insurance and annuity revenues and other revenues. These increases were partially offset by lower net investment income and cardmember lending net finance charge revenue.

Discount revenue at TRS rose 20 percent as compared to a year ago as a result of a 21 percent increase in billed business, from both growth in cards-in-force and higher average cardmember spending, partially offset by a slightly lower discount rate. Management and distribution fees increased 50 percent representing a 47 percent increase in management fees and a 53 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle Asset Management Holdings LTD (Threadneedle), improvement in equity market valuations and net asset inflows. Distribution fees increased as a result of greater mutual fund fees, increased brokerage-related activities and higher limited partnership product sales. Net investment income decreased 3 percent primarily due to lower interest income on investment and liquidity pools held within card funding vehicles at TRS and lower net interest income at AEB. In addition at AEFA, net investment income was relatively flat versus the prior year as the benefits of higher levels of invested assets and a slightly higher yield were offset by net investment losses primarily reflecting a $49 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust managed by AEFA.

Cardmember lending net finance charge revenue at TRS decreased 2 percent as the effect of a lower average yield more than offset the increase in the average balance of the owned lending portfolio. Net card fees increased 5 percent primarily reflecting 7 percent growth in cards-in-force. Travel commissions and fees rose 23 percent as a result of a 30 percent increase in travel sales, which includes the benefit from the acquisition of Rosenbluth International (Rosenbluth) in the fourth quarter of 2003 and improvement in the travel environment. Other commissions and fees increased 11 percent primarily due to volume-related foreign exchange conversion fees and higher card fees and assessments at TRS.

Insurance and annuity revenues increased 16 percent due to strong property-casualty and higher life insurance-related revenues. Net securitization income, which includes gains on sales of securitizations, net finance charge revenue on retained interests in securitized loans and servicing income net of related discounts, rose 9 percent primarily due to increased average balances of securitized loans. This increase was partially offset by a $31 million reduction in securitization income related to changes in interest-only strip (I/O strip) assumption factors, principally higher paydowns on consumer loans. Other revenues increased 13 percent primarily due to higher publishing and merchant-related revenues at TRS, higher financial planning and advice services fees at AEFA and higher foreign exchange and related income at AEB.

EXPENSES
Consolidated expenses for the three months ended March 31, 2004 were $5.7 billion, up 13 percent from $5.0 billion for the same period in 2003 reflecting increases of 12 percent at TRS and 14 percent at AEFA and a 3 percent decline at AEB. As discussed in further detail below, the increase in the first quarter of 2004 was primarily driven by higher human resources, marketing, promotion, rewards and cardmember services, occupancy and equipment related costs, and other expenses partially offset by lower provisions for losses and interest expense.

Human resources expenses increased 19 percent versus last year due to increased costs related to merit increases; employee benefit expenses; management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, and employee profit sharing costs as well as the impacts of the late 2003 acquisitions of Rosenbluth and Threadneedle. The higher stock-based compensation expense reflects the Company's decision to expense stock options beginning in 2003 and to modify compensation practices and use restricted stock awards in place of stock options for middle management. These increases were partially offset by a

$44 million deferred acquisition cost (DAC) valuation benefit at AEFA reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1.
The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) and the impact of the adoption of SOP 03-1 are discussed in the AEFA Results of Operations section below.

Total provisions for losses and benefits declined 8 percent over last year, primarily resulting from 13 percent and 5 percent reductions in the lending and charge card provisions, respectively, at TRS, an 82 percent reduction in international banking provisions at AEB and a net 5 percent reduction in annuity and investment certificate provisions at AEFA. Annuity provisions at AEFA decreased 6 percent primarily due to lower crediting rates and lower expenses related to guaranteed minimum death benefits, partially offset by the effect of appreciation in the S&P 500 on equity indexed annuities this year versus depreciation last year and a higher average inforce level. Investment certificates provisions at AEFA increased 8 percent as higher average reserves and the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year were partially offset by lower crediting rates. Life insurance, international banking and other provisions decreased 8 percent primarily due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong Kong and lower Personal Financial Services loan volumes at AEB. The decrease in the charge card provision at TRS was primarily due to strong credit quality as reflected in an improved past due rate and net loss ratio. The lending provision at TRS decreased 13 percent despite growth in loans outstanding due to well-controlled credit practices.

Marketing, promotion, rewards and cardmember services expenses increased 35 percent versus a year ago primarily due to a similar 35 percent increase at TRS related to continuation of business building activities and increased rewards costs, reflecting the strong volume growth and the continued increase in cardmember loyalty program participation and higher redemptions. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company. The Company expects the growth rate in marketing, promotion, rewards and cardmember services expenses to continue at relatively high levels throughout the remainder of the year, in part, due to management's view of competitive opportunities in the card market. Professional services expense rose 8 percent versus the same period a year ago primarily due to higher business and service-related volumes at TRS and increased legal fees at AEFA. Occupancy and equipment expense increased 15 percent primarily due to increased equipment-related technology costs at TRS.

Interest expense declined 12 percent including a 19 percent decrease in charge card interest expense at TRS primarily due to the benefit of a lower effective cost of funds. Other expenses rose 21 percent including a 13 percent increase at TRS, a 37 percent increase at AEFA and a 5 percent increase at AEB. The increases resulted primarily from the impact of the Threadneedle and Rosenbluth acquisitions, the impact of foreign currency translation at TRS, costs related to various industry regulatory matters at AEFA and costs incurred at AEB reflecting the decision to further rationalize certain New York and Asia activities. These increases were partially offset by the benefit of reengineering initiatives and cost containment efforts and the $22 million DAC valuation benefit at AEFA noted previously.

The effective tax rate was 31 percent for both the three-month periods ended March 31, 2004 and 2003.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 18 to 20 percent return on equity and 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. The Company paid dividends of $129 million during the quarter.

The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. Repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the first quarter of 2004, the Company repurchased 19.8 million common shares at an average price of $52.11. Since the inception of the share repurchase program in September 1994, 446 million shares have been acquired under total authorizations to repurchase up to 570 million shares, including purchases made under agreements with third parties.

At March 31, 2004, the Parent Company had $1.8 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At March 31, 2004, $0.5 billion was outstanding under this program.

In April 2004, as part of ongoing funding activities, the Company renewed the expiring portion of its committed credit line facilities. As of April 30, 2004, the Parent Company and three subsidiaries, Credco, Centurion Bank and American Express Bank, FSB, a wholly-owned subsidiary of TRS, had total available credit lines of $10.75 billion, including $770 million allocated to the Parent Company and $9.4 billion allocated to Credco, which reflects allocations made in late April 2004 of the available credit under the facilities. Credco has the right to borrow a maximum amount of $10.1 billion, with a commensurate reduction in the amount available to the Parent Company. These facilities expire as follows (billions): 2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75. At April 30, 2004, Credco's bank line coverage of net short-term debt was 103%.

SUPPLEMENTAL INFORMATION - MANAGED NET REVENUES

The following supplemental information is presented on the basis used by management to evaluate operations. It differs in two respects from the accompanying financial statements, which are prepared in accordance with GAAP. First, revenues are presented as if there had been no asset lending securitizations at TRS. This format is generally termed on a managed basis, as further discussed in the TRS Results of Operations section of Management's Discussion and Analysis (MD&A). Second, revenues are considered net of AEFA's provisions for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses, as further discussed in the AEFA Results of Operations section of MD&A. A reconciliation of consolidated revenues from a GAAP to a net managed basis is as follows:

                                                                         Three Months Ended March 31,
                                                                         ----------------------------
(Unaudited, millions)                                                        2004            2003
                                                                         ------------    ------------
GAAP revenues                                                            $      6,910    $      6,023
  Effect of TRS securitizations                                                   279             264
  Effect of AEFA provisions for losses and benefits                              (501)           (506)
                                                                         ------------    ------------
Managed net revenues                                                     $      6,688    $      5,781
                                                                         ============    ============

Consolidated managed net revenues increased 16 percent for the three months ended March 31, 2004 to $6.7 billion, compared with $5.8 billion for the same period in 2003. Managed net revenues rose due to greater discount revenue, higher management and distribution fees, greater travel commissions and fees, higher insurance and annuity revenues and higher other revenues.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                   Three Months Ended
(Dollars in millions)                                                    March 31,
                                                               ---------------------------     Percentage
                                                                   2004           2003          Inc/(Dec)
                                                               ------------   ------------     ----------
Net revenues:
  Discount revenue                                             $      2,368   $      1,976           19.8%
  Net card fees                                                         472            451            4.7
  Lending:
    Finance charge revenue                                              668            681           (1.8)
    Interest expense                                                    127            129           (1.7)
                                                               ------------   ------------
      Net finance charge revenue                                        541            552           (1.8)
  Travel commissions and fees                                           417            340           22.6
  Other commissions and fees                                            510            464           10.0
  Travelers Cheque investment income                                     93             92            1.3
  Securitization income, net                                            230            211            8.6
  Other revenues                                                        419            400            4.5
                                                               ------------   ------------
    Total net revenues                                                5,050          4,486           12.6
                                                               ------------   ------------

Expenses:
  Marketing, promotion, rewards and cardmember services               1,023            761           34.5
  Provision for losses and claims:
    Charge card                                                         198            208           (5.2)
    Lending                                                             287            331          (13.5)
    Other                                                                29             31           (2.4)
                                                               ------------   ------------
      Total                                                             514            570           (9.9)
  Charge card interest expense                                          168            209          (19.5)
  Human resources                                                     1,065            916           16.2
  Other operating expenses                                            1,307          1,172           11.4
                                                               ------------   ------------
      Total expenses                                                  4,077          3,628           12.4
                                                               ------------   ------------
Pretax income                                                           973            858           13.4
Income tax provision                                                    308            274           12.6
                                                               ------------   ------------
Net income                                                     $        665   $        584           13.8
                                                               ============   ============

TRS reported net income of $665 million for the three month period ended March 31, 2004, a 14 percent increase from $584 million for the same period a year ago.

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

On a GAAP basis, results reflect net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interest in securitized loan receivables are shown in net securitization income, which includes gains on securitizations (as discussed below), net finance charge revenue on retained interests in securitized loans and servicing income net of related discounts. Net securitization income increased 9 percent for the three months ended March 31, 2004 versus the same period a year ago as a result of a higher average balance of cardmember lending securitizations. See Selected Statistical Information below for data relating to TRS' owned portfolio.

During the three months ended March 31, 2004 and 2003, TRS recognized gains of $39 million and $43 million, respectively, related to the securitization of $800 million and $920 million, respectively, of U.S. cardmember lending receivables. Additionally, in the three months ended March 31, 2004, TRS recognized a $31 million reduction in securitization income related to changes in interest-only strip (I/O strip) assumption factors, principally higher paydowns on consumer loans. As a result, the impact of this net securitization activity was $8 million ($5 million after-tax) and $43 million ($28 million after-tax) for the three months ended March 31, 2004 and 2003, respectively. Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended March 31, 2004 and 2003 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $4 million and $26 million, respectively, and other operating expenses of $4 million and $17 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated. The following table reconciles the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

THREE MONTHS ENDED MARCH 31, (Dollars in millions)

                                         GAAP Basis                 Securitization Effect          Managed Basis
                            ------------------------------------   -----------------------   ------------------------------------
                                                      Percentage                                                       Percentage
                               2004         2003       Inc/(Dec)      2004         2003         2004         2003       Inc/(Dec)
                            ------------------------------------   -----------------------   ------------------------------------
Net revenues:
 Discount revenue           $    2,368   $    1,976         19.8%
 Net card fees                     472          451          4.7
 Lending:
  Finance charge
   revenue                         668          681         (1.8)  $      539   $      489   $    1,207   $    1,170          3.3%
  Interest expense                 127          129         (1.7)          83           64          210          193          8.9
                            -----------------------                -------------------------------------------------
   Net finance
    charge revenue                 541          552         (1.8)         456          425          997          977          2.1
 Travel commissions
  and fees                         417          340         22.6
 Other commissions
  and fees                         510          464         10.0           53           50          563          514          9.6
 Travelers Cheque
  investment income                 93           92          1.3
 Securitization
  income, net                      230          211          8.6         (230)        (211)           -            -            -
 Other revenues                    419          400          4.5
                            -----------------------                -------------------------------------------------
  Total net revenues             5,050        4,486         12.6          279          264        5,329        4,750         12.2
                            -----------------------                -------------------------------------------------
Expenses:
 Marketing, promotion,
  rewards and
  cardmember services            1,023          761         34.5           (4)         (26)       1,019          735         38.6
 Provision for losses
  and claims:
   Charge card                     198          208         (5.2)
   Lending                         287          331        (13.5)         287          307          574          638        (10.0)
   Other                            29           31         (2.4)
                            -----------------------                -------------------------------------------------
    Total                          514          570         (9.9)         287          307          801          877         (8.6)
                            -----------------------                -------------------------------------------------
 Charge card
  interest expense                 168          209        (19.5)
 Human resources                 1,065          916         16.2
 Other operating
  expenses                       1,307        1,172         11.4           (4)         (17)       1,303        1,155         12.8
                            -----------------------                -------------------------------------------------
  Total expenses                 4,077        3,628         12.4   $      279   $      264   $    4,356   $    3,892         11.9
                            -----------------------                -------------------------------------------------
Pretax income                      973          858         13.4
Income tax provision               308          274         12.6
                            -----------------------
Net income                  $      665   $      584         13.8
                            =======================

The following discussion of TRS' results is presented on a managed basis.

TRS' net revenues were up 12 percent primarily due to higher discount revenue, travel commissions and fees, other commissions and fees and net card fees.

Discount revenue rose 20 percent compared to a year ago as a result of a 21 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects the cumulative impact of stronger average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). As previously indicated, based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some average rate erosion over time. The 21 percent increase in billed business in the first quarter resulted from a 16 percent increase in spending per basic cardmember worldwide and 7 percent growth in cards-in-force. U.S. cards-in-force rose 5 percent reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level. International cards-in-force increased 10 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 19 percent reflecting 20 percent growth within the consumer card business, 22 percent growth in small business services volume and a 15 percent increase within Corporate Services. U.S. non-T&E related volume categories, which represented approximately 64 percent of U.S. billed business during the first three months of 2004, increased 22 percent over the same period a year ago while U.S. T&E volumes rose 15 percent reflecting continued improvement in all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 13 percent reflecting a growth rate in the high-teens in Latin America, low double-digit improvement in Asia, and high single-digit increases in Europe and in Canada. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, rose 20 percent as a result of 15 percent growth in transaction volume and a 4 percent increase in the average airline charge.

Net card fees increased 5 percent versus a year ago, reflecting the growth in cards-in-force. The average fee per proprietary card-in-force was $35 for both the three months ended March 31, 2004 and 2003. Cardmember lending net finance charge revenue rose 2 percent on 13 percent growth in average worldwide lending balances. The net interest yield on the worldwide portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory or promotional rates, increased paydown rates and improved credit quality, which reduces the proportion of the portfolio at default interest rates, partially offset by lower funding costs.

Travel commissions and fees rose 23 percent due to a 30 percent increase in travel sales, reflecting the Rosenbluth acquisition and improvement within the travel environment. Other commissions and fees increased 10 percent on greater volume-related foreign-exchange conversion fees and higher card fees and assessments. Other revenues increased 5 percent due to larger insurance premiums, higher publishing revenues and greater merchant-related revenues, partially offset by lower interest income on investment and liquidity pools held within card funding vehicles and lower ATM revenues.

Marketing, promotion, rewards and cardmember services expenses increased 39 percent compared to the prior year on the continuation of business building activities and increased rewards costs, reflecting the strong volume growth and the continued increase in cardmember loyalty program participation and higher redemptions. The provision for losses on charge card products decreased 5 percent, despite higher volume, primarily due to strong credit quality as reflected in an improved past due rate and net loss ratio. The provision for losses on the worldwide lending portfolio decreased 10 percent despite growth in loans outstanding due to well-controlled credit practices. Charge card interest expense declined 19 percent due to a lower effective cost of funds, partially offset by a higher average receivables balance.

Human resources expenses increased 16 percent versus last year due to increased costs related to merit increases, employee benefit expenses, management incentives and employee profit sharing costs as well as the impacts of the 2003 acquisition of Rosenbluth and foreign currency translation. Other operating expenses increased 13 percent reflecting, in part, the Rosenbluth acquisition, higher business and service volume-related costs, higher equipment-related technology costs and the impact of foreign currency translation. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

                        SELECTED STATISTICAL INFORMATION
                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                        Three Months Ended
                                                              March 31,
                                                     -------------------------    Percentage
                                                         2004         2003        Inc/(Dec)
                                                     -----------   -----------    ----------
Total cards-in-force (millions):*
 United States                                              37.0          35.2           5.4%
 Outside the United States*                                 24.6          22.4           9.7
                                                     -----------   -----------
  Total                                                     61.6          57.6           7.1
                                                     ===========   ===========
Basic cards-in-force (millions):
 United States                                              28.1          27.1           3.8
 Outside the United States*                                 20.4          18.5          10.2
                                                     -----------   -----------
  Total                                                     48.5          45.6           6.4
                                                     ===========   ===========
Card billed business:
 United States                                       $      70.1   $      58.9          19.1
 Outside the United States                                  25.3          19.9          27.0
                                                     -----------   -----------
  Total                                              $      95.4   $      78.8          21.1
                                                     ===========   ===========
Average discount rate *                                     2.59%         2.60%            -
Average basic cardmember spending (dollars)*         $     2,202   $     1,894          16.3
Average fee per card - managed (dollars)*            $        35   $        35             -
Non-Amex brand:**
 Cards-in-force (millions)                                   0.7           0.7           1.1
 Billed business                                     $       1.0   $       0.9           8.5
Travel sales                                         $       4.8   $       3.7          30.3
 Travel commissions and fees/sales                           8.7%          9.3%            -
Travelers Cheque and prepaid products:
 Sales                                               $       4.4   $       4.1           6.1
 Average outstandings                                $       6.8   $       6.5           5.2
 Average investments                                 $       7.3   $       6.9           6.4
 Investment yield                                            5.4%          5.6%            -
 Tax equivalent yield                                        8.3%          8.6%            -

* Cards-in-force include proprietary cards and cards issued under network partnership agreements outside the United States. Average discount rate, average basic cardmember spending and average fee per card are computed from proprietary card activities only.

** These data relate to Visa and Eurocards issued in connection with joint venture activities.

                                   (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                                                    Three Months Ended
                                                                        March 31,
                                                             ----------------------------------       Percentage
                                                                 2004               2003               Inc/(Dec)
                                                             ---------------    ---------------    ------------------
Worldwide charge card receivables:
 Total receivables                                           $          27.9    $          24.3                  14.5%
 90 days past due as a % of total                                        2.0%               2.4%                    -
 Loss reserves (millions)                                    $           896    $           923                  (2.9)
  % of receivables                                                       3.2%               3.8%                    -
  % of 90 days past due                                                  164%               159%                    -
 Net loss ratio as a % of charge volume                                 0.26%              0.28%                    -

Worldwide lending - owned basis:
 Total loans                                                 $          24.5    $          22.0                   11.2
 Past due loans as a % of total:
  30-89 days                                                             1.7%               1.8%                    -
  90+ days                                                               1.1%               1.2%                    -
 Loss reserves (millions):
  Beginning balance                                          $           998    $         1,030                  (3.1)
   Provision                                                             257                300                 (14.1)
   Net charge-offs                                                      (264)              (309)                (14.4)
   Other                                                                   3                  4                 (33.5)
                                                             ---------------    ---------------
  Ending balance                                             $           994    $         1,025                  (3.0)
                                                             ===============    ===============
  % of loans                                                             4.1%               4.7%                    -
  % of past due                                                          145%               153%                    -
 Average loans                                               $          25.1    $          22.2                  13.2
 Net write-off rate                                                      4.2%               5.6%                    -
 Net interest yield                                                      9.4%              11.0%                    -

Worldwide lending - managed basis:
 Total loans                                                 $          44.8    $          40.1                  11.7
 Past due loans as a % of total:
  30-89 days                                                             1.7%               1.9%                    -
  90+ days                                                               1.0%               1.1%                    -
 Loss reserves (millions):
  Beginning balance                                          $         1,541    $         1,529                   0.8
   Provision                                                             545                607                 (10.2)
   Net charge-offs                                                      (519)              (558)                 (7.0)
   Other                                                                   3                  4                 (33.5)
                                                             ---------------    ---------------
  Ending balance                                             $         1,570    $         1,582                  (0.7)
                                                             ===============    ===============
  % of loans                                                             3.5%               3.9%                    -
  % of past due                                                          128%               130%                    -
 Average loans                                               $          44.8    $          39.8                  12.6
 Net write-off rate                                                      4.6%               5.6%                    -
 Net interest yield                                                      8.7%               9.7%                    -

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

LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION
                                  (GAAP Basis)

(Dollars in billions, except percentages)

                                           March 31,         December 31,    Percentage        March 31,         Percentage
                                              2004              2003          Inc/(Dec)          2003            Inc/(Dec)
                                         ----------------   --------------   ----------    ----------------    -------------
                                          (Unaudited)                                         (Unaudited)
Accounts receivable, net                     $ 29.9             $ 30.2           (1.2)%          $ 25.7             16.1%
Travelers Cheque investments                 $  7.7             $  7.7            1.2%           $  7.3              5.7
Worldwide cardmember loans                   $ 24.5             $ 25.8           (5.2)%          $ 22.0             11.2
Total assets                                 $ 79.7             $ 79.3            0.6%           $ 69.5             14.6
Travelers Cheques outstanding                $  6.8             $  6.8           (0.4)%          $  6.4              6.4
Short-term debt                              $ 18.8             $ 21.8          (13.8)%          $ 18.3              2.8
Long-term debt                               $ 19.9             $ 16.6           20.0%           $ 15.8             26.4
Total liabilities                            $ 71.6             $ 71.4            0.3%           $ 62.0             15.4
Total shareholder's equity                   $  8.1             $  7.9            3.2%           $  7.5              8.1
Return on average total shareholder's
 equity*                                       31.7%              31.3%             -              31.3%               -
Return on average total assets**                3.4%               3.4%             -               3.3%               -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as long- and short-term debt, medium-term notes, commercial paper and asset securitizations. As part of the Company's ongoing funding activities, during the three months ended March 31, 2004, Credco issued approximately $2.6 billion of floating rate medium-term notes with maturities of one to three years. As of March 31, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC.

In the fourth quarter of 2003, the Company began a program to develop a liquidity portfolio to provide back-up liquidity, primarily for the commercial paper program at Credco, and also flexibility for other short-term funding programs at Centurion Bank. These funds are invested in two to three year U.S. Treasury securities. At March 31, 2004, the Company held $4.0 billion in
U.S. Treasury notes under this program.

In the first quarter of 2004, the American Express Credit Account Master Trust (the Master Trust) securitized $800 million of loans through the public issuance of investor certificates. The securitized assets consist of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank and American Express Bank, FSB and, in the future, may include other charge or credit accounts, features or products. During the next 12 months, $4.0 billion of investor certificates that were previously issued by the Master Trust are scheduled to mature. When investor certificates mature, principal collections received from the Master Trust assets are used to redeem the certificates. As of March 31, 2004, $18.3 billion of U.S. Cardmember loans had been sold, net of retained subordinated interest of $1.9 billion, for a total amount securitized of $20.2 billion.

The American Express Master Trust (the Trust) securitizes charge card receivables through the issuance of trust certificates that remain on the Consolidated Balance Sheets. During the next 12 months, $3.0 billion of accounts receivable trust certificates that were previously issued by the Trust are scheduled to mature. At the time of these maturities, alternate sources of funding for the net outstanding balance of $2.8 billion will be provided by the Company's funding programs.

Net accounts receivable increased as compared to prior years as a result of higher average cardmember spending and an increase in the number of charge cards-in-force. Worldwide cardmember loans decreased from December 31, 2003.


AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                                      Three Months Ended
                                                                           March 31,
                                                                    -----------------------   Percentage
(Dollars in millions)                                                  2004         2003       Inc/(Dec)
                                                                    ----------   ----------   ----------
Revenues:
 Management and distribution fees                                   $      781   $      522         49.8%
 Investment income                                                         556          558         (0.3)
 Other revenues                                                            391          331         17.7
                                                                    ----------   ----------
  Total revenues                                                         1,728        1,411         22.4
                                                                    ----------   ----------
Expenses:
 Provision for losses and benefits:
  Annuities                                                                255          273         (6.5)
  Insurance                                                                201          192          5.2
  Investment certificates                                                   45           41          7.9
                                                                    ----------   ----------
   Total                                                                   501          506         (0.9)
 Human resources                                                           603          479         25.7
 Other operating expenses                                                  307          248         23.8
                                                                    ----------   ----------
  Total expenses                                                         1,411        1,233         14.4
                                                                    ----------   ----------
Pretax income before accounting change                                     317          178         77.9
Income tax provision                                                        89           45         99.0
                                                                    ----------   ----------
Income before accounting change                                            228          133         70.9
Cumulative effect of accounting change, net of tax                         (71)*          -            -
                                                                    ----------   ----------
Net income                                                          $      157   $      133         18.0
                                                                    ==========   ==========

* Reflects a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1. Reclassification of prior period amounts to conform to AEFA's current period presentation as a result of adopting SOP 03-1 were not material.

                        SELECTED STATISTICAL INFORMATION

                                   (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                                                           Three Months Ended
                                                                                March 31,
                                                                    ----------------------------------       Percentage
                                                                          2004              2003              Inc/(Dec)
                                                                    ---------------    ---------------     ---------------
Life insurance inforce (billions)                                   $         135.0    $         121.4                11.3%
Deferred annuities inforce (billions)                               $          49.3    $          40.5                21.7
Assets owned, managed or administered (billions):
 Assets managed for institutions *                                  $         123.4    $          41.4                    #
 Assets owned, managed or administered for individuals:
  Owned assets:
   Separate account assets *                                                   32.4               21.3                52.5
   Other owned assets *                                                        58.9               51.5                14.2
                                                                    ---------------    ---------------
    Total owned assets                                                         91.3               72.8                25.3
  Managed assets *                                                            109.3               79.9                36.8
  Administered assets **                                                       54.4               34.0                60.0
                                                                    ---------------    ---------------
    Total                                                           $         378.4    $         228.1                65.9
                                                                    ===============    ===============
Market appreciation (depreciation) during the period:
 Owned assets:
  Separate account assets                                           $           756    $          (471)                   #
  Other owned assets                                                $           713    $            20                    #
 Managed assets                                                     $         5,453    $        (1,145)                   #
Cash sales:
 Mutual funds                                                       $         9,799    $         6,800                44.1
 Annuities                                                                    2,186              2,205                (0.8)
 Investment certificates                                                      1,324              1,067                24.1
 Life and other insurance products                                              218                162                34.7
 Institutional                                                                1,415                692                    #
 Other                                                                        1,292              1,683               (23.3)
                                                                    ---------------    ---------------
  Total cash sales                                                  $        16,234    $        12,609                28.7
                                                                    ===============    ===============
Number of financial advisors                                                 12,070             11,606                 4.0
Fees from financial plans and advice services                       $          33.2    $          31.7                 4.9
Percentage of total sales from financial plans
 and advice services                                                           75.3%              75.6%                  -

# - Denotes a variance of more than 100%.

* At March 31, 2004, amounts reflect September 30, 2003 balances from the Threadneedle acquisition of $73.2 billion of assets managed for institutions, $2.6 billion of separate account assets, $1.0 billion of other owned assets and $7.9 billion of assets managed for individuals.

** Excludes non-branded administered assets of $3.8 billion at March 31, 2003.
   Assuming such assets had been included, the increase in administered assets would have been 43.9%.

AEFA's income before accounting change rose 71 percent to $228 million for the three months ended March 31, 2004. AEFA reported net income of $157 million, up 18 percent from $133 million in the same period a year ago. AEFA's first quarter 2004 results reflect the $71 million ($109 million pretax) impact of the January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions.

Total revenues increased 22 percent primarily due to significantly higher management and distribution fees and greater insurance premiums. In addition, the acquisition of Threadneedle in the third quarter of 2003 contributed approximately 7 percent to the revenue growth and a modest contribution to net income growth.

Management and distribution fees increased 50 percent representing a 47 percent increase in management fees and a 53 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle, improvement in equity market valuations and net asset inflows. Distribution fees increased as a result of greater mutual fund fees, increased brokerage-related activities and higher limited partnership product sales. Other revenues increased 18 percent due to higher property-casualty and life insurance-related revenues coupled with higher financial planning and advice services fees.

Investment income was relatively flat versus last year as the benefits of higher levels of invested assets and a slightly higher yield were offset by net investment losses. For the three months ended March 31, 2004, $20 million of total investment gains were more than offset by $58 million of impairments and losses. The $58 million in total investment losses includes a $49 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust
(SLT) managed by AEFA. Included in these total investment gains and losses are $18 million of gross realized gains and $5 million of gross realized losses from sales of securities classified as Available-for-Sale. For the three months ended March 31, 2003, $187 million of total investment gains were partially offset by $182 million of impairments and losses. Included in these total investment gains and losses are $186 million of gross realized gains and $49 million of gross realized losses from sales of securities, as well as $113 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

In the following table, the Company presents AEFA's aggregate revenues for the quarters ended March 31, 2004 and 2003 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

One of the drivers for the AEFA business is the return on invested cash, primarily generated by sales of insurance, annuity and investment certificates, less provisions for losses and benefits on these products. These investments tend to be interest rate sensitive. Thus, GAAP revenues tend to be higher in periods of rising interest rates and lower in times of decreasing interest rates. The same relationship is true of provisions for losses and benefits, only it is more accentuated period-to-period because rates credited to customers' accounts generally reset at shorter intervals than the yield on underlying investments. The Company presents this portion of the AEFA business on a net basis to eliminate potentially less informative comparisons of period-to-period changes in revenue and provisions for losses and benefits in light of the impact of these changes in interest rates.

                                                                      Three Months Ended March 31,
                                                                    ---------------------------------
(Millions)                                                               2004              2003
                                                                    ---------------   ---------------
Total GAAP revenues                                                 $         1,728   $         1,411
 Less: Provision for losses and benefits -
  Annuities                                                                     255               273
  Insurance                                                                     201               192
  Investment certificates                                                        45                41
                                                                    ---------------   ---------------
   Total                                                                        501               506
                                                                    ---------------   ---------------
Net revenues                                                        $         1,227   $           905
                                                                    ===============   ===============

The provision for losses and benefits for annuities decreased 6 percent primarily due to lower crediting rates and lower expenses related to guaranteed minimum death benefits, partially offset by the effect of appreciation in the S&P 500 on equity indexed annuities this year versus depreciation last year and a higher average inforce level. Insurance provisions increased 5 percent as higher inforce levels were partially offset by lower life insurance crediting rates. Investment certificates provisions rose 8 percent as higher average reserves and the effect on the stock market certificate product of appreciation in the S&P 500 this year versus depreciation last year were partially offset by lower crediting rates.

Human resources expense increased 26 percent reflecting higher field force compensation-related costs, the effects of the Threadneedle acquisition, merit increases and greater employee benefit costs. Within the home office, the average number of employees was down 2 percent, excluding Threadneedle, which added approximately 1,000 employees as of the September 30, 2003 acquisition. These increases were partially offset by a $44 million DAC valuation benefit reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products. The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) is discussed in more detail in the following DAC section. Other operating expenses increased 24 percent reflecting the effect of the Threadneedle acquisition, professional fees related to various industry regulatory matters and greater legal expenses. These increases were partially offset by the $22 million DAC valuation benefit noted earlier and a lower minority interest expense for premium deposits related to a joint venture with AEB. See the DAC section below for further discussion of DAC and related adjustments.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and health insurance and, to a lesser extent, property/casualty and certain mutual fund products. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins associated with the products. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis.

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

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made.

During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, AEFA extended the time periods over which DAC associated with certain insurance and annuity products are amortized. In adopting SOP 03-1, AEFA established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts. In order to establish the proper relationships between these liabilities and DAC associated with the same contracts, AEFA changed its estimates of meaningful life for certain contracts so DAC amortization periods are the same as liability funding periods. As a result, AEFA recognized a $66 million valuation benefit reflecting the lengthening of the amortization periods for the same contracts impacted by SOP 03-1.

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                                           March 31,     December 31,
                                                                             2004            2003
                                                                         ------------    ------------
(Millions)                                                                (Unaudited)
Annuities                                                                $      1,721    $      1,734
Life and health insurance                                                       1,641           1,602
Other                                                                             355             382
                                                                         ------------    ------------
 Total                                                                   $      3,717    $      3,718
                                                                         ============    ============

IMPACT OF RECENT MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of AEFA's structured investment portfolio and derivatives arising from the consolidation of certain secured loan trusts are impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See AEFA's Liquidity and Capital Resources section of MD&A for a further discussion of structured investments and consolidated derivatives.

MUTUAL FUND INDUSTRY DEVELOPMENTS

As has been widely reported, the Securities and Exchange Commission, the National Association of Securities Dealers, Inc. (NASD) and several state attorneys general have brought proceedings challenging several mutual fund industry practices, including late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. AEFA has received requests for information concerning its practices and is providing information and cooperating fully with these inquiries.

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

LIQUIDITY AND CAPITAL RESOURCES

                       SELECTED BALANCE SHEET INFORMATION

                                                     March 31,   December 31,  Percentage  March 31,   Percentage
(Dollars in billions, except percentages)              2004         2003        Inc/(Dec)    2003       Inc/(Dec)
                                                     ---------    ---------    ----------  ---------   ----------
                                                    (Unaudited)                           (Unaudited)
Investments                                          $    43.4    $    42.1          3.2%  $    40.3          7.8%
Separate account assets                              $    32.4    $    30.8          5.3   $    21.3         52.5
Deferred acquisition costs                           $     3.7    $     3.7            -   $     3.6          3.7
Total assets                                         $    91.3    $    84.6          8.0   $    72.8         25.3
Client contract reserves                             $    41.6    $    41.2          0.9   $    38.6          7.6
Separate account liabilities                         $    32.4    $    30.8          5.3   $    21.3         52.5
Total liabilities                                    $    83.9    $    77.5          8.2   $    66.5         26.1
Total shareholder's equity                           $     7.4    $     7.1          5.0   $     6.3         17.1
Return on average total
 shareholder's equity before
 accounting change*                                       11.5%        10.4%           -         9.8%           -
Return on average total
 shareholder's equity*                                    10.2%        10.2%           -         9.8%           -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Investments increased compared to March 31, 2003 primarily as a result of sales of the underlying fixed rate products and the inclusion of assets related to the September 30, 2003 acquisition of Threadneedle Asset Management Holdings LTD. Investments include $3.1 billion, $3.2 billion and $1.8 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. These investments represent 7 percent, 8 percent and 5 percent of AEFA's investment portfolio at March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Non-performing assets relative to invested assets (excluding short-term cash positions) were 0.07% at both March 31, 2004 and December 31, 2003. Management believes a more relevant measure of exposure of AEFA's below investment grade securities should exclude $231 million of below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46). These assets are not available for AEFA's general use as they are for the benefit of the collateralized debt obligation
(CDO) debt holders and reductions in values of such investments will be fully absorbed by the third party investors. Excluding the impacts of FIN 46, investments include $2.9 billion of below investment grade securities (excluding net unrealized appreciation and depreciation), representing 7 percent of AEFA's investment portfolio at March 31, 2004.

During 2004, AEFA continued to hold investments in CDOs and an SLT, some of which are also managed by AEFA, and were not consolidated pursuant to the adoption of FIN 46 as the Company was not considered a primary beneficiary. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and the SLT as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2004, the carrying values of the CDO residual tranches and SLT notes, managed by AEFA, were $17 million and nil, respectively. AEFA also has a retained interest in a CDO securitizaton with a carrying value of $697 million, of which $514 million is considered investment grade, as well as an additional $28 million in rated CDO tranches and $27 million in a minority-owned SLT, both of which are managed by third parties. CDOs and the SLT are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of the SLT, AEFA's return is based on a reference portfolio of loans.

The carrying value of the CDO and SLT investments, as well as derivatives recorded on the balance sheet as a result of consolidating certain SLTs, and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and SLTs is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. In addition, the derivatives recorded as a result of consolidating certain SLTs under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. The exposure to loss as a result of AEFA's investment in these SLTs consolidated under FIN 46 is represented by the pretax net assets of the consolidated SLTs which were $692 million at March 31, 2004; upon the closing of the early liquidation of an SLT as described above, this exposure is expected to be reduced by approximately $220 million. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO or SLT investment or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO, SLT or consolidated derivative carrying amount.

Separate account assets increased from the prior year due to market appreciation, an additional $2.6 billion of assets from the Threadneedle acquisition as well as net inflows. Separate account assets increased from December 31, 2003 due to market appreciation and net inflows.

Client contract reserves increased 8 percent when compared to March 31, 2003 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

                              STATEMENTS OF INCOME
                                   (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------    Percentage
(Dollars in millions)                                  2004          2003        Inc/(Dec)
                                                     ----------   ----------    ----------
Net revenues:
 Interest income                                     $      134   $      149         (9.7)%
 Interest expense                                            53           60        (11.6)
                                                     ----------   ----------
  Net interest income                                        81           89         (8.5)
 Commissions and fees                                        70           55         27.0
 Foreign exchange income and other revenues                  59           53         10.7
                                                     ----------   ----------
  Total net revenues                                        210          197          6.6
                                                     ----------   ----------
Expenses:
 Human resources                                             75           61         24.3
 Other operating expenses                                    81           73         10.8
 Provision for losses                                         6           34        (82.3)
                                                     ----------   ----------
  Total expenses                                            162          168         (3.2)
                                                     ----------   ----------
Pretax income                                                48           29         62.3
Income tax provision                                         18           10         76.4
                                                     ----------   ----------
Net income                                           $       30   $       19         55.0
                                                     ==========   ==========

AEB reported net income of $30 million for the first quarter of 2004, up 55 percent from $19 million for the same period a year ago. First quarter results include $11 million ($8 million after-tax) of human resources and other operating costs reflecting AEB's decision to further rationalize certain New York and Asia activities.

Net interest income declined 8 percent due to lower levels of Personal Financial Services (PFS) loan balances, reflecting AEB's decision to temporarily curtail loan origination in Hong Kong, partially offset by strong growth in Private Banking loans, in addition to spread improvement and increased volumes in the investment portfolio. Commissions and fees increased 27 percent primarily due to higher volumes in the Financial Institutions Group (FIG) and Private Banking. Foreign exchange income and other revenues rose 11 percent due to higher client activity in Private Banking, partially offset by lower spread income within the premium deposits joint venture with AEFA and lower capital gains.

Human resources expenses rose 24 percent reflecting merit increases, higher management incentive costs and reengineering expenses in New York and Asia, as noted previously. Other operating expenses rose 11 percent primarily due to currency translation losses, previously recorded in shareholder's equity, resulting from AEB's decision to further rationalize certain activities in Asia.

Provision for losses decreased 82 percent due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong Kong and lower PFS loan volumes.

LIQUIDITY AND CAPITAL RESOURCES

                 SELECTED BALANCE SHEET INFORMATION (GAAP BASIS)

                                                      March 31,      December 31,     Percentage        March 31,       Percentage
(Dollars in billions, except where indicated)            2004            2003          Inc/(Dec)          2003          Inc/(Dec)
                                                     ------------    ------------     ----------       -----------      ----------
                                                      (Unaudited)                                      (Unaudited)
Total loans                                          $        6.4    $        6.5            (1.7)%   $        5.7            11.1%
Total non-performing loans (millions)                $         69    $         78           (11.7)    $        106           (35.4)
Other non-performing assets (millions)               $         10    $         15           (29.6)    $         15           (31.2)
Reserve for credit losses (millions) (a)             $        113    $        121            (6.8)    $        155           (26.9)
Loan loss reserve as a percentage of total loans              1.7%            1.7%              -              2.5%              -
Total Personal Financial Services (PFS) loans        $        1.3    $        1.4            (2.6)    $        1.5           (12.2)
30+ days past due PFS loans as a percentage of
  total PFS loans                                             5.5%            6.6%              -              5.0%              -
Assets managed (b) / administered                    $       16.8    $       16.2             3.9     $       13.1            28.3
Assets of non-consolidated joint ventures            $        1.8    $        1.7             2.6     $        1.7             2.0
Total assets                                         $       13.8    $       14.2            (2.7)    $       13.1             5.6
Deposits                                             $       10.7    $       10.8            (0.4)    $        9.5            12.9
Total liabilities                                    $       12.9    $       13.3            (3.2)    $       12.2             5.4
Total shareholder's equity (millions)                $        992    $        949             4.6     $        918             8.1
Return on average total assets (c)                           0.81%           0.74%              -             0.71%              -
Return on average total shareholder's equity (d)             11.9%           10.8%              -             10.0%              -
Risk-based capital ratios (e):
  Tier 1                                                     11.7%           11.4%              -             10.8%              -
  Total                                                      11.5%           11.3%              -             11.0%              -
Leverage ratio                                                5.7%            5.5%              -              5.5%              -

(a) Allocation of reserves (millions):
      Loans                                          $        106    $        113                     $        145
      Other assets, primarily matured foreign
        exchange and other derivative contracts                 6               6                                5
      Other credit-related commitments                          1               2                                5
                                                     ------------    ------------                     ------------
        Total reserve for credit losses              $        113    $        121                     $        155
                                                     ============    ============                     ============

(b) Includes assets managed by AEFA.

(c) Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

(d) Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

(e) Based on legal entity information.

AEB had worldwide loans outstanding at March 31, 2004 of approximately $6.4 billion, down from $6.5 billion at December 31, 2003 but up from $5.7 billion at March 31, 2003. The increase since the first quarter of 2003 results from a net $600 million increase in consumer and Private Banking loans, consisting of an $800 million increase in Private Banking loans and a $200 million decrease in PFS and other loans, and a $200 million increase in Financial Institution loans, partially offset by a $100 million decrease in Corporate Banking loans. As of March 31, 2004, consumer and Private Banking loans comprised 70 percent of total loans as compared to 68 percent and 65 percent at December 31, 2003 and March 31, 2003, respectively. Corporate Banking loans comprised 2 percent of total loans at March 31, 2004 versus 3 percent at December 31, 2003 and 8 percent at March 31, 2003 as AEB continues to wind down its Corporate Banking business. Financial Institution loans comprised 28 percent of total loans at March 31, 2004 as compared to 29 percent at December 31, 2003 and 27 percent at March 31, 2003.

Total non-performing loans of $69 million at March 31, 2004 decreased from $78 million at December 31, 2003 and $106 million at March 31, 2003. The decreases reflect loan payments and write-offs, partially offset by net downgrades, mostly in India.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.4 billion and $7.6 billion to AEB's credit exposures at March 31, 2004 and 2003, respectively. Included in the $7.4 billion of additional exposures at March 31, 2004 are relatively lower risk cash and securities-related balances totaling $5.3 billion.

Managed assets rose over the past 12 months primarily due to 17 percent growth in Private Banking client holdings, 15 percent growth in PFS client holdings and 95 percent growth in FIG managed assets reflecting net asset inflows, market appreciation and a positive foreign currency translation impact.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $58 million and $44 million for the three months ended March 31, 2004 and 2003, respectively. Net expenses increased primarily due to increased interest expense on long-term debt issued in the second half of 2003.

OTHER REPORTING MATTERS

ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost-control initiatives, as well as factors impacting the Company's revenues; the Company's ability to cost effectively manage and expand cardmember benefits, including containing the growth of its marketing, promotion, rewards and cardmember services expenses; the Company's ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability of the Company to generate sufficient revenues for expanded investment spending and to actually spend such funds to the extent available, and the ability to capitalize on such investments to improve business metrics; credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; volatility in the valuation assumptions for the interest-only (I/O) strip relating to TRS' lending securitizations; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover Deferred Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; the impact on the Company's businesses resulting from continuing geopolitical uncertainty; the overall level of consumer confidence; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services business; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; successfully cross-selling financial, travel, card and other products and services to the Company's customer base, both in the United States and internationally; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the costs and integration of acquisitions; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

        The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

        In June 2002, British Airways filed an action in the United States District Court for the Southern District of New York captioned British Airways PLC v. American Express Travel Related Services Company, Inc. The action arose over British Airways' decision not to accept any credit or charge cards (including the American Express card) in the United Kingdom for payment of "corporate net fares", which are fares negotiated privately with corporations. On April 21, 2004, British Airways and American Express mutually agreed to voluntarily dismiss each party's respective claims against the other.

        Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In Re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys' fees and costs, and interest. On March 31, 2004, the Court granted the Company's motion to dismiss the lawsuit. In May 2004, the plaintiffs gave notice that they intended to appeal the Court's order of dismissal.

        The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state's laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys' fees on their own behalf and on behalf of the putative class of persons similarly situated. In February 2004, the Company and certain of its subsidiaries filed a motion in the U.S. District Court for the Southern District of Florida in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003) seeking preliminary approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company's collection and disclosure of fees assessed on transactions made in foreign currencies. The motion asked the Court to preliminarily approve a settlement pursuant to which the Company would (a) deposit $66 million into a fund that would be established to reimburse class members with valid claims and pay attorneys' fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices. The Company has established reserves to cover the proposed payment that would be made to reimburse class members and pay attorneys' fees. The motion also asked the court to enjoin all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May
        2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); and (viii) Paul
        v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004). Such settlement was preliminarily approved by the Court in February 2004. Subsequent to such preliminary approval, the matter was reassigned to another judge in the same court. On April 29, 2004, that judge vacated the preliminary approval order and invited the parties to present the settlement for consideration once again. The parties intend on doing so in mid-May 2004.

        The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following:
        (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July
        2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003);
        (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January
        2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); and (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February, 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the filed actions pending in the U.S. District Court for the Southern District of New York. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York.

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

        The Securities and Exchange Commission ("SEC"), NASD, and several state attorneys general has brought numerous enforcement proceedings against individuals and firms challenging several mutual fund industry practices including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m. ET), market timing (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds, and inappropriate sales of B (no front end load) shares. American Express Financial Advisors ("AEFA") has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

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

        In early March 2004, a purported class action, captioned Naresh Chand v. American Express Company, American Express Financial Corporation and American Express Financial Advisors, Inc. was filed in the United States District Court for the Southern District of New York. Subsequent to the filing of the Chand lawsuit, the following purported class actions were also filed against the Company, American Express Financial Corporation and American Express Financial Advisors, Inc. in the U.S. District Court for the Southern District of New York: (i) Elizabeth Flenner v. American Express Company et al. (March 2004); (ii) John B. Perkins v. American Express Company et al. (March 2004); (iii) Kathie Kerr v. American Express Company et al. (April 2004); and (iv) Leonard D. Caldwell,
        Gale D. Caldwell and Richard T. Allen v. American Express Company et al. (April 2004). The plaintiffs in each of the lawsuits allege violations of certain federal securities laws. In particular the plaintiffs allege that the defendants did not adequately disclose "incentive arrangements" for the sale of certain of the defendants' "preferred" mutual funds.
        The lawsuits seek an unspecified amount of damages, rescission and restitution.

        In mid-April 2004, a purported class action captioned Corgan v. American Express Financial Corporation and American Express Financial Advisors was filed in the Circuit Court of St. Clair County, Illinois. The complaint also names various other defendants that are not affiliated with the Company and its subsidiaries. The plaintiff purports to represent a class of all persons holding shares in mutual funds within various defendants' respective fund complexes, including AEFA's, within the last ten years. The plaintiff alleges that persons holding shares in the defendants' funds were damaged by defendants' "breaches of prospectuses, subscription agreements and confirmations." The lawsuit seeks damages and attorneys' fees. The Company intends to file a motion to dismiss the complaint.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        (e) Issuer Purchases of Securities

                                                                          Total Number      Maximum
                                                                            of Shares      Number of
                                                                          Purchased as    Shares that
                                                                             Part of       May Yet Be
                                                                            Publicly       Purchased
                                        Total Number                        Announced        Under
                                         of Shares      Average Price       Plans or      the Plans or
        Period                           Purchased      Paid Per Share      Programs        Programs
        ----------------------------    ------------    --------------    ------------    ------------
        January 1-31, 2004                         -                 -               -     143,853,623
        February 1-29, 2004                3,814,700    $        53.18       3,814,700     140,038,923
        March 1-31, 2004                  16,015,000    $        51.85      16,015,000     124,023,923
                                          ----------    --------------      ----------
        Total                             19,829,700    $        52.11      19,829,700
                                          ----------    --------------      ----------

        Note: The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in each of September 1998 and November 2002. At present, the Company has approximately 4 million and 120 million shares, respectively, remaining under such authorizations. Such authorizations do not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorizations. Since September 1994, the Company has acquired 446 million shares under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

              In addition to the repurchases described in the table above, the following shares of common stock were surrendered or withheld in connection with the payment of the exercise price in respect of the exercise of outstanding stock options: January 2004, 231,387 shares; February 2004, 613,195 shares and March 2004, 187,892 shares.

Item 4. Submission of Matters to a Vote of Security Holders

        The Company's annual meeting of shareholders was held on April 26, 2004. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                                 Votes           Votes          Votes                           Broker
                                                  For           Against        Withheld       Abstentions      Non-Votes
                                             -------------   -------------   -------------   -------------   -------------
Ratification of Ernst & Young LLP's
  selection as independent auditors          1,116,356,669      20,446,103               -      12,406,044         180,001

Shareholder proposal relating to the
  establishment of six-year term
  limits for directors                          27,678,033     962,893,018               -      14,675,950     144,141,816

Shareholder proposal requesting a
  separate annual report describing
  the Company's political contributions         69,369,082     868,888,399               -      66,950,977     144,180,359

Election of Directors:
D.F. Akerson                                 1,110,548,186               -      38,840,631               -               -
C. Barshefsky                                1,103,845,925               -      45,542,892               -               -
W.G. Bowen                                   1,107,804,182               -      41,584,635               -               -
U.M. Burns                                   1,118,784,512               -      30,604,305               -               -
K.I. Chenault                                1,111,882,333               -      37,506,484               -               -
P.R. Dolan                                   1,116,215,371               -      33,173,446               -               -
V.E. Jordan, Jr.                             1,085,192,349               -      64,196,468               -               -
J. Leschly                                   1,117,197,633               -      32,191,184               -               -
R.A. McGinn                                  1,111,500,280               -      37,888,537               -               -
E.D. Miller                                  1,116,557,143               -      32,831,674               -               -
F.P. Popoff                                  1,110,376,031               -      39,012,786               -               -
R.D. Walter                                  1,113,865,563               -      35,523,254               -               -

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

            Form 8-K, dated April 22, 2004, Items 9 and 12, reporting on the Company's financial results for the three months ended March 31, 2004, and including a 2004 First Quarter Earnings Supplement.

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

                                        AMERICAN EXPRESS COMPANY
                                        ------------------------
                                              (Registrant)



Date: May 10, 2004                      By /s/ Gary L. Crittenden
                                           -------------------------------------
                                           Gary L. Crittenden
                                           Executive Vice President and
                                           Chief Financial Officer



Date: May 10, 2004                      By /s/ Joan Lordi Amble
                                           -------------------------------------
                                           Joan Lordi Amble
                                           Senior Vice President and
                                           Comptroller
                                           (Principal Accounting Officer)

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