Form 10-Q
period 2004-06-30
AMERICAN EXPRESS CO
filed 2004-07-30
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended June 30, 2004

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)


             New York                             13-4922250
----------------------------------     ----------------------------------
(State or other jurisdiction of       (I.R.S. Employer Identification No.)
 incorporation or organization)


World Financial Center, 200 Vesey Street, New York, NY    10285
------------------------------------------------------   --------
 (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code (212) 640-2000
                                                   --------------

                                      None
------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at July 23, 2004
----------------------------------------      ----------------------------
Common Shares (par value $.20 per share)          1,267,801,735 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                         Page No.
                                                                                         --------
Part I.     Financial Information:

            Item 1. Financial Statements

                    Consolidated Statements of Income - Three months ended June 30,
                    2004 and 2003                                                               1

                    Consolidated Statements of Income - Six months ended June 30,
                    2004 and 2003                                                               2

                    Consolidated Balance Sheets - June 30, 2004 and December 31, 2003           3

                    Consolidated Statements of Cash Flows - Six months ended June
                    30, 2004 and 2003                                                           4

                    Notes to Consolidated Financial Statements                               5-12

                    Independent Accountants' Review Report                                     13

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               14-40

            Item 4. Controls and Procedures                                                    40


Part II.    Other Information

            Item 1. Legal Proceedings                                                          42

            Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases
                    of Equity Securities                                                       45

            Item 4. Submission of Matters to a Vote of Security Holders                        46

            Item 6. Exhibits and Reports on Form 8-K                                           46

            Signatures                                                                         47

            Exhibit Index                                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                     Three Months Ended
                                                                          June 30,
                                                                    ---------------------
                                                                      2004        2003
                                                                    ---------   ---------
     Revenues:
        Discount revenue                                            $   2,529   $   2,152
        Management and distribution fees                                  750         569
        Net investment income                                             785         780
        Cardmember lending net finance charge revenue                     561         483
        Net card fees                                                     472         455
        Travel commissions and fees                                       468         373
        Other commissions and fees                                        565         466
        Insurance and annuity revenues                                    378         341
        Securitization income, net                                        282         300
        Other                                                             468         437
                                                                    ---------   ---------
          Total                                                         7,258       6,356
                                                                    ---------   ---------

     Expenses:
        Human resources                                                 1,839       1,576
        Marketing, promotion, rewards and cardmember services           1,250         944
        Provisions for losses and benefits:
          Annuities and investment certificates                           314         339
          Life insurance, international banking and other                 263         253
          Charge card                                                     189         205
          Cardmember lending                                              314         278
        Professional services                                             576         527
        Occupancy and equipment                                           402         379
        Interest                                                          210         231
        Communications                                                    127         130
        Other                                                             508         397
                                                                    ---------   ---------
          Total                                                         5,992       5,259
                                                                    ---------   ---------

     Pretax income                                                      1,266       1,097
     Income tax provision                                                 390         335
                                                                    ---------   ---------
     Net income                                                     $     876   $     762
                                                                    =========   =========

     Earnings per Common Share:
        Basic                                                       $    0.69   $    0.59
                                                                    =========   =========
        Diluted                                                     $    0.68   $    0.59
                                                                    =========   =========

     Average common shares outstanding for
       earnings per common share:
        Basic                                                           1,263       1,283
                                                                    =========   =========
        Diluted                                                         1,288       1,295
                                                                    =========   =========

     Cash dividends declared per common share                       $    0.10   $    0.10
                                                                    =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                      Six Months Ended
                                                                          June 30,
                                                                    ---------------------
                                                                      2004        2003
                                                                    ---------   ---------
     Revenues:
        Discount revenue                                            $   4,897   $   4,128
        Management and distribution fees                                1,529       1,089
        Net investment income                                           1,526       1,547
        Cardmember lending net finance charge revenue                   1,102       1,035
        Net card fees                                                     944         906
        Travel commissions and fees                                       885         713
        Other commissions and fees                                      1,094         943
        Insurance and annuity revenues                                    742         655
        Securitization income, net                                        512         511
        Other                                                             937         852
                                                                    ---------   ---------
          Total                                                        14,168      12,379
                                                                    ---------   ---------

     Expenses:
        Human resources                                                 3,618       3,066
        Marketing, promotion, rewards and cardmember services           2,297       1,719
        Provisions for losses and benefits:
          Annuities and investment certificates                           614         653
          Life insurance, international banking and other                 500         510
          Charge card                                                     387         413
          Cardmember lending                                              601         609
        Professional services                                           1,115       1,025
        Occupancy and equipment                                           792         717
        Interest                                                          413         461
        Communications                                                    260         261
        Other                                                           1,057         852
                                                                    ---------   ---------
          Total                                                        11,654      10,286
                                                                    ---------   ---------

     Pretax income before accounting change                             2,514       2,093
     Income tax provision                                                 773         639
                                                                    ---------   ---------

     Income before accounting change                                    1,741       1,454
     Cumulative effect of accounting change, net of tax (Note 1)          (71)         --
                                                                    ---------   ---------
     Net income                                                     $   1,670   $   1,454
                                                                    =========   =========

     Earnings per Common Share -- Basic:
          Income before accounting change                           $    1.37   $    1.13
                                                                    =========   =========
          Net income                                                $    1.31   $    1.13
                                                                    =========   =========

     Earnings per Common Share -- Diluted:
          Income before accounting change                           $    1.34   $    1.12
                                                                    =========   =========
          Net income                                                $    1.29   $    1.12
                                                                    =========   =========

     Average common shares outstanding for
       earnings per common share:
          Basic                                                         1,270       1,290
                                                                    =========   =========
          Diluted                                                       1,296       1,300
                                                                    =========   =========

     Cash dividends declared per common share                       $    0.20   $    0.18
                                                                    =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                                  June 30,      December 31,
                                                                                    2004           2003
                                                                                ------------    ------------
                                                                                (Unaudited)
     ASSETS
     Cash and cash equivalents (Note 1)                                         $      6,071    $      5,726
     Accounts receivable and accrued interest:
         Cardmember receivables, less credit reserves: 2004, $864; 2003, $916         27,553          27,487
         Other receivables, less credit reserves: 2004, $25; 2003, $18                 4,050           3,782
     Investments (Note 3)                                                             57,581          57,067
     Loans:
         Cardmember lending, less credit reserves: 2004, $1,030; 2003, $998           25,377          24,836
         International banking, less credit reserves: 2004, $103; 2003, $113           6,351           6,371
         Other, net                                                                    1,901           1,093
     Separate account assets                                                          32,908          30,809
     Deferred acquisition costs                                                        4,045           3,858
     Land, buildings and equipment - at cost, less accumulated
         depreciation: 2004, $3,372; 2003, $3,091                                      3,149           3,184
     Other assets                                                                     10,199          10,788
                                                                                ------------    ------------
         Total assets                                                           $    179,185    $    175,001
                                                                                ============    ============

     LIABILITIES AND SHAREHOLDERS' EQUITY
     Customers' deposits                                                        $     22,320    $     21,250
     Travelers Cheques outstanding                                                     7,103           6,819
     Accounts payable                                                                  7,834           6,591
     Insurance and annuity reserves:
         Annuities                                                                    26,601          26,377
         Life and disability policies                                                  5,795           5,592
     Investment certificate reserves                                                   9,517           9,207
     Short-term debt                                                                  16,706          19,046
     Long-term debt                                                                   23,624          20,654
     Separate account liabilities                                                     32,908          30,809
     Other liabilities                                                                11,619          13,333
                                                                                ------------    ------------
         Total liabilities                                                           164,027         159,678
                                                                                ------------    ------------

     Shareholders' equity:
         Common shares, $.20 par value, 3.6 billion shares;
            issued and outstanding 1,267 million shares in 2004
            and 1,284 million shares in 2003                                             254             257
         Additional paid-in capital                                                    6,800           6,081
         Retained earnings                                                             8,309           8,793
         Other comprehensive income (loss), net of tax:
            Net unrealized securities gains                                              229             931
            Net unrealized derivatives losses                                           (121)           (446)
            Foreign currency translation adjustments                                    (298)           (278)
            Minimum pension liability                                                    (15)            (15)
                                                                                ------------    ------------
         Accumulated other comprehensive income                                         (205)            192
                                                                                ------------    ------------
            Total shareholders' equity                                                15,158          15,323
                                                                                ------------    ------------
         Total liabilities and shareholders' equity                             $    179,185    $    175,001
                                                                                ============    ============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ----------------------
                                                                             2004         2003
                                                                           ---------    ---------
     Cash Flows from Operating Activities
     Net income                                                            $   1,670    $   1,454
     Adjustments to reconcile net income
          to net cash provided by (used in) operating activities:
             Provisions for losses and benefits                                1,193        1,280
             Depreciation and amortization                                       367          326
             Deferred taxes, acquisition costs and other                         180         (141)
             Changes in operating assets and liabilities, net of
             effects of acquisitions and dispositions:
               Accounts receivable and accrued interest                         (810)        (881)
               Other assets                                                      (99)        (765)
               Accounts payable and other liabilities                            608       (1,757)
             Increase in Travelers Cheques outstanding                           283          152
             Increase in insurance reserves                                      113          122
             Cumulative effect of accounting change, net of tax (Note 1)          71           --
                                                                           ---------    ---------
     Net cash provided by (used in) operating activities                       3,576         (210)
                                                                           ---------    ---------

     Cash Flows from Investing Activities
     Sale of investments                                                       4,314        8,208
     Maturity and redemption of investments                                    4,057        6,997
     Purchase of investments                                                  (9,916)     (16,871)
     Net increase in cardmember loans/receivables                             (1,242)      (1,559)
     Cardmember receivables redeemed from trust                                   --       (1,058)
     Cardmember loans sold to trust                                            1,794        3,442
     Cardmember loans redeemed from trust                                     (2,500)      (1,000)
     Loan operations and principal collections, net                              (45)        (275)
     Purchase of land, buildings and equipment                                  (330)        (317)
     Sale of land, buildings and equipment                                        22            6
     Acquisitions, net of cash acquired                                         (162)         (51)
                                                                           ---------    ---------
     Net cash used in investing activities                                    (4,008)      (2,478)
                                                                           ---------    ---------

     Cash Flows from Financing Activities
     Net increase in customers' deposits                                       1,219          659
     Sale of annuities and investment certificates                             4,958        6,335
     Redemption of annuities and investment certificates                      (4,453)      (3,610)
     Net decrease in debt with maturities of three months or less             (2,280)      (3,307)
     Issuance of debt                                                          7,626        9,104
     Principal payments on debt                                               (4,683)      (8,913)
     Issuance of American Express common shares                                  636          122
     Repurchase of American Express common shares                             (1,978)        (986)
     Dividends paid                                                             (257)        (213)
                                                                           ---------    ---------
     Net cash provided by (used in) financing activities                         788         (809)
                                                                           ---------    ---------

     Effect of exchange rate changes on cash                                     (11)        (102)
                                                                           ---------    ---------

     Net increase (decrease) in cash and cash equivalents                        345       (3,599)

     Cash and cash equivalents at beginning of period                          5,726       10,288
                                                                           ---------    ---------

     Cash and cash equivalents at end of period                            $   6,071    $   6,689
                                                                           =========    =========

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

     Cardmember lending net finance charge revenue is presented net of interest expense of $136 million and $115 million for the three months ended June 30, 2004 and 2003, respectively, and $263 million and $244 million for the six months ended June 30, 2004 and 2003, respectively. Net investment income is presented net of interest expense of $51 million and $58 million for the three months ended June 30, 2004 and 2003, respectively, and $105 million and $119 million for the six months ended June 30, 2004 and 2003, respectively, related primarily to the Company's international banking operations.

     At both June 30, 2004 and December 31, 2003, cash and cash equivalents included $1.1 billion in special bank accounts for the benefit of customers.

     The Company has securitized charge card receivables totaling $3.0 billion at both June 30, 2004 and December 31, 2003, which are included in cardmember receivables on the Consolidated Balance Sheets as they do not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt is included in long-term debt.

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

     The adoption of SOP 03-1 as of January 1, 2004, resulted in a cumulative effect of accounting change that reduced 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing deferred acquisition costs (DAC) and deferred sales inducement costs associated with those contracts and
     (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. The Company's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether cost method investments are other-than-temporarily impaired. The provisions of this rule are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments for reporting periods beginning after June 15, 2004. Assuming no market changes, the Company does not expect EITF 03-1 to have a material impact on the Company's results of operations at the time of adoption.

     In December 2003, the FASB issued SFAS No. 132 (Revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits." This Statement amends the disclosure requirements of SFAS No. 87, "Employers' Accounting for Pensions," No. 88, "Employers' Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," and No. 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions." The Statement requires interim disclosure that is addressed in Note 7 but did not change the recognition and measurement requirements of the amended Statements.

     In May 2004, the FASB issued FASB Staff Position (FSP) FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). FSP FAS 106-2 supersedes FSP FAS 106-1 and was issued in response to the signing into law in December 2003 of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (the Act). The Act provides for a federal subsidy equal to 28% of prescription drug claims for sponsors of retiree health care plans with drug benefits that are at least actuarially equivalent to those to be offered under Medicare Part D, beginning in 2006. Management has concluded that the benefits provided to some of the Company's retirees are at least actuarially equivalent to Medicare Part D.

     FSP FAS 106-2 provides that: 1) the effect of the federal subsidy should be accounted for as an actuarial gain; 2) since the federal subsidy is exempt from federal taxes, any plan-related temporary income tax difference should exclude the subsidy; and 3) the required effective date is the first interim or annual period beginning after June 15, 2004 with earlier application encouraged.

     The Company has elected to early adopt the provisions of FSP FAS 106-2 on a prospective basis as of April 1, 2004. As the annual measurement date for the postretirement benefit plans is September 30, the Company's postretirement benefit obligation was remeasured as of January 1, 2004 giving effect to the actuarially equivalent subsidy benefits. The expected subsidy had the effect of reducing the Company's accumulated postretirement benefit obligation (APBO) by $29 million, which was recognized as a reduction in the unrecognized net actuarial loss. The unrecognized net gain or loss outside a corridor equal to 10% of the APBO is amortized over the average remaining service life of the Company's employees eligible for postretirement benefits. The expected subsidy also affects the service and interest cost of the plan, and reduced net periodic postretirement benefit expense for the second quarter 2004 by approximately $1 million. The expense amounts shown in Note 7 reflect the effects of the early adoption of FSP FAS 106-2.

2.   Stock-Based Compensation

     At June 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2003 Annual Report on Form 10-K. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The Company expensed $14 million and $6 million after-tax for the three months ended June 30, 2004 and 2003, respectively, and expensed $27 million and $10 million after-tax for the six months ended June 30, 2004 and 2003, respectively, related to stock options granted January 1, 2003 or later.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     based compensation accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three and six months ended June 30, 2004 and 2003:

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                         ----------------------    ----------------------
     (Millions, except per share amounts)                  2004         2003         2004         2003
                                                         ---------    ---------    ---------    ---------
     Net income as reported:                             $     876    $     762    $   1,670    $   1,454
       Add:  Stock-based employee compensation
         included in reported net income, net of
         related tax effects                                    35           21           71           38
       Deduct:  Total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effects        (81)         (89)        (163)        (173)
                                                         ---------    ---------    ---------    ---------
     Pro forma net income                                $     830    $     694    $   1,578    $   1,319
                                                         =========    =========    =========    =========
     Basic EPS:
       As reported                                       $    0.69    $    0.59    $    1.31    $    1.13
       Pro forma                                         $    0.66    $    0.54    $    1.24    $    1.02
     Diluted EPS:
       As reported                                       $    0.68    $    0.59    $    1.29    $    1.12
       Pro forma                                         $    0.64    $    0.54    $    1.22    $    1.01

3.   Investment Securities

     The following is a summary of investments at June 30, 2004 and December 31, 2003:

                                                                   June 30,       December 31,
     (Millions)                                                      2004            2003
                                                                 -------------    -------------
     Available-for-Sale, at fair value
       (cost: 2004, $52,388; 2003, $50,786)                      $      52,730    $      52,278
     Investment loans, at cost
       (fair value: 2004, $3,942; 2003, $4,116)                          3,691            3,794
     Trading, at fair value                                              1,160              995
                                                                 -------------    -------------
       Total                                                     $      57,581    $      57,067
                                                                 =============    =============

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30, 2004 and 2003:

                                                           Three Months Ended         Six Months Ended
                                                                June 30,                   June 30,
                                                         ----------------------    ----------------------
                                                           2004         2003         2004         2003
                                                         ---------    ---------    ---------    ---------
     (Millions)
     Gross realized gains on sales                       $      22    $      68    $      43    $     265
     Gross realized (losses) on sales                    $      (6)   $     (13)   $     (11)   $     (63)
     Realized (losses) recognized for
         other-than-temporary impairments                $     (10)   $     (45)   $     (10)   $    (158)

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   Guarantees

     The Company, through its Travel Related Services' (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees would not exceed $84 billion. The total amount of related liability accrued at June 30, 2004 for such programs was $333 million, which management believes to be adequate based on actual experience. The Company has no collateral or other recourse provisions related to these guarantees. Expenses relating to claims under these guarantees were approximately $5 million and $11 million for the three and six months ended June 30, 2004, respectively.

     The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees, among others. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. At June 30, 2004, the Company held $769 million of collateral supporting these guarantees. The following table provides information related to such guarantees as of June 30, 2004:

                                                              Maximum amount
     (Millions)                                               of undiscounted        Amount of
     Type of Guarantee:                                       future payments    related liability
                                                             -----------------   -----------------

      Financial letters of credit                            $             208   $             0.2
      Performance guarantees                                                82                 0.3
      Financial guarantees                                                 587                 0.5
                                                             -----------------   -----------------
       Total                                                 $             877   $             1.0
                                                             =================   =================

5.   Variable Annuities and Sales Inducement Costs

     The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up benefits (GGU). In addition, the Company offers contracts containing guaranteed minimum income benefit
     (GMIB) provisions.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                         June 30,       December 31,
     (Dollar amounts in millions)                                          2004            2003
                                                                      --------------   --------------
     CONTRACTS WITH GMDB AND GGU
     Total contract value                                             $       31,758   $       30,812
     Contract value in separate accounts                              $       24,899   $       23,978
     Net amount at risk *                                             $        2,015   $        2,217
     Weighted average attained age                                                60               60

     CONTRACTS WITH GMIB
     Total contract value                                             $          435   $          359
     Contract value in separate accounts                              $          350   $          268
     Net amount at risk *                                             $           25   $           23
     Weighted average attained age                                                59               59

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     The Company had variable annuity guarantee liabilities (which include amounts related to GMDB, GGU and GMIB liabilities) of approximately
     $31.2 million as of June 30, 2004 pertaining to the net amount at risk as of such date.

     The majority of the GMDB contracts provide for six year reset contract values. In determining the additional liabilities for variable annuity death benefit and GMIB, the Company projects these benefits and contract assessments over 200 randomly generated equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts.

     Sales inducement costs consist of bonus interest credits and premium credits added to certain annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $296 million and $279 million as of June 30, 2004 and December 31, 2003, respectively, and are included in other assets. These costs were previously included in DAC and were reclassified to other assets as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred acquisition costs. The Company capitalized $17 million and $24 million during the three months ended June 30, 2004 and 2003, respectively, and $37 million and $43 million during the six months ended June 30, 2004 and 2003, respectively. The Company amortized $9 million and $6 million during the three months ended June 30, 2004 and 2003, respectively, and $17 million and $13 million during the six months ended June 30, 2004 and 2003, respectively.

6.   Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2004 and 2003 were as follows:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                 June 30,
                                                               ----------------------    ----------------------
     (Millions)                                                  2004         2003         2004         2003
                                                               ---------    ---------    ---------    ---------
     Net income                                                $     876    $     762    $   1,670    $   1,454
     Change in:
       Net unrealized securities (losses) gains                   (1,081)         294         (702)         294
       Net unrealized derivative gains (losses)                      358          (99)         325          (78)
       Foreign currency translation adjustments                       33           27          (20)           6
                                                               ---------    ---------    ---------    ---------
     Total                                                     $     186    $     984    $   1,273    $   1,676
                                                               =========    =========    =========    =========

7.   Retirement Plans

     The components of the net pension cost for all defined benefit plans accounted for under SFAS No. 87 are as follows:

                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                               ----------------------    ----------------------
     (Millions)                                                  2004         2003         2004         2003
                                                               ---------    ---------    ---------    ---------
     Service cost                                              $      33    $      29    $      67    $      58
     Interest cost                                                    32           30           63           59
     Expected return on plan assets                                  (41)         (36)         (81)         (73)
     Amortization of:
       Prior service cost                                             (2)          (2)          (3)          (4)
       Transition asset                                               --           (1)          --           (1)
     Recognized net actuarial loss                                     6            5           10            9
     Settlement/curtailment loss                                       3            2            6            5
                                                               ---------    ---------    ---------    ---------
     Net periodic pension benefit cost                         $      31    $      27    $      62    $      53
                                                               =========    =========    =========    =========

     The net periodic postretirement benefit expense recognized for the three months ended June 30, 2004 and 2003 was $9 million and $10 million, respectively, and $20 million for both the six months ended June 30, 2004 and 2003.

8.   Taxes and Interest

     Income taxes paid (net of refunds) during the six months ended June 30, 2004 and 2003 were approximately $472 million and $756 million, respectively. Interest paid during the six months ended June 30, 2004 and 2003 was approximately $710 million and $827 million, respectively.

9.   Earnings per Common Share

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three and six months ended June 30, 2004 and 2003 are as follows:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                      Three Months Ended       Six Months Ended
                                                                           June 30,                 June 30,
                                                                     ---------------------   ----------------------
     (Millions, except per share amounts)                              2004        2003        2004         2003
                                                                     ---------   ---------   ---------    ---------
     Numerator:
       Income before accounting change                               $     876   $     762   $   1,741    $   1,454
       Cumulative effect of accounting change, net of tax                    -           -         (71)           -
                                                                     ---------   ---------   ---------    ---------
       Net income                                                    $     876   $     762   $   1,670    $   1,454
                                                                     ---------   ---------   ---------    ---------
     Denominator:
       Basic: Weighted-average shares outstanding during the
              period                                                     1,263       1,283       1,270        1,290
       Add:  Dilutive effect of stock options, restricted
             stock awards and other dilutive securities                     25          12          26           10
                                                                     ---------   ---------   ---------    ---------
       Diluted                                                           1,288       1,295       1,296        1,300
                                                                     ---------   ---------   ---------    ---------
     Basic EPS:
       Income before accounting change                               $    0.69   $    0.59   $    1.37    $    1.13
       Cumulative effect of accounting change, net of tax                    -           -       (0.06)           -
                                                                     ---------   ---------   ---------    ---------
       Net income                                                    $    0.69   $    0.59   $    1.31    $    1.13
                                                                     ---------   ---------   ---------    ---------
     Diluted EPS:
       Income before accounting change                               $    0.68   $    0.59   $    1.34    $    1.12
       Cumulative effect of accounting change, net of tax                    -           -       (0.05)           -
                                                                     ---------   ---------   ---------    ---------
       Net income                                                    $    0.68   $    0.59   $    1.29    $    1.12
                                                                     ---------   ---------   ---------    ---------

     For the three months ended June 30, 2004 and 2003, the dilutive effect of stock options excludes 13 million and 103 million options, respectively, from the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Similarly, the number of these excluded stock options for the six months ended June 30, 2004 and 2003 was 12 million and 108 million, respectively. The convertible debentures issued in November 2003 have been excluded from the computation of EPS because none of the criteria by which this instrument becomes convertible has been attained. While the Company has the ability to settle the principal amount of the convertible debentures in either cash, common stock or a combination, the Company intends to settle the principal amount in cash and to settle the conversion spread (the excess conversion value over the principal) in either cash or stock.

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

     The following tables present the results for these operating segments, based on management's evaluation and internal reporting structure, for the three and six months ended June 30, 2004 and 2003. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as on a basis prepared in accordance with U.S. generally accepted accounting principles (GAAP). Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of Management's Discussion and Analysis (MD&A) for further information regarding the effect of securitizations on the financial statements. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA, which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

                                                                      Three Months Ended           Six Months Ended
                                                                           June 30,                    June 30,
                                                                     ----------------------    -----------------------
     (Millions)                                                        2004         2003         2004          2003
                                                                     ---------    ---------    ---------     ---------
     Revenues (GAAP basis):
     Travel Related Services                                         $   5,378    $   4,734    $  10,428     $   9,220
     American Express Financial Advisors                                 1,763        1,496        3,491         2,907
     American Express Bank                                                 203          200          413           397
     Corporate and Other                                                   (86)         (74)        (164)         (145)
                                                                     ---------    ---------    ---------     ---------
     Total                                                           $   7,258    $   6,356    $  14,168     $  12,379
                                                                     =========    =========    =========     =========

     Net Revenues (managed basis):
     Travel Related Services                                         $   5,574    $   4,950    $  10,903     $   9,700
     American Express Financial Advisors                                 1,231          970        2,458         1,875
     American Express Bank                                                 203          200          413           397
     Corporate and Other                                                   (86)         (74)        (164)         (145)
                                                                     ---------    ---------    ---------     ---------
     Total                                                           $   6,922    $   6,046    $  13,610     $  11,827
                                                                     =========    =========    =========     =========

     Pretax income (loss) before accounting
     change:
     Travel Related Services                                         $   1,079    $     937    $   2,052     $   1,795
     American Express Financial Advisors                                   264          209          581           387
     American Express Bank                                                  42           39           90            68
     Corporate and Other                                                  (119)         (88)        (209)         (157)
                                                                     ---------    ---------    ---------     ---------
     Total                                                           $   1,266    $   1,097    $   2,514     $   2,093
                                                                     =========    =========    =========     =========

     Income (loss) before accounting change:
     Travel Related Services                                         $     732    $     634    $   1,397     $   1,218
     American Express Financial Advisors                                   174          157          402           290
     American Express Bank                                                  28           27           58            46
     Corporate and Other                                                   (58)         (56)        (116)         (100)
                                                                     ---------    ---------    ---------     ---------
     Total                                                           $     876    $     762    $   1,741     $   1,454
                                                                     =========    =========    =========     =========

     Net income (loss):
     Travel Related Services                                         $     732    $     634    $   1,397     $   1,218
     American Express Financial Advisors                                   174          157          331*          290
     American Express Bank                                                  28           27           58            46
     Corporate and Other                                                   (58)         (56)        (116)         (100)
                                                                     ---------    ---------    ---------     ---------
     Total                                                           $     876    $     762    $   1,670*    $   1,454
                                                                     =========    =========    =========     =========

     * Results for the six months ended June 30, 2004 reflect a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1.

     Report of Independent Registered Public Accounting Firm


     The Shareholders and Board of Directors
     American Express Company

     We have reviewed the consolidated balance sheet of American Express Company (the "Company") as of June 30, 2004 and the related consolidated statements of income for the three and six-month periods ended June 30, 2004 and 2003, and consolidated statements of cash flows for the six-month periods ended June 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

     We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

     Based on our review, we are not aware of any material modifications that should be made to the consolidated interim financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated January 26, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of December 31, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

                                              /s/Ernst & Young LLP

     New York, New York
     July 27, 2004

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company or American Express) is a global travel, financial and network services provider. The Company has three operating segments: Travel Related Services (TRS), American Express Financial Advisors
(AEFA) and American Express Bank (AEB).

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

AEFA is one of the leading financial planning companies in the United States. AEFA has approximately 12,000 financial advisors nationwide and offers a wide array of products and services, including financial planning, brokerage services, mutual funds, insurance and other investment products.

AEB provides banking and other financial products and services to wealthy individuals, financial institutions and retail customers outside the United States.

The Company follows United States generally accepted accounting principles
(GAAP). In addition to information provided on a GAAP basis, the Company discloses certain data on a "managed basis." This information, which should be read only as a supplement to GAAP information, assumes there have been no securitization transactions at TRS, i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statements. In addition, revenues are reported net of AEFA's provision for losses and benefits for annuities, insurance and investment certificate products, which are essentially spread businesses. See the TRS and AEFA Results of Operations sections for further discussion of this approach. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The Company's consolidated net income for the three-month period ended June 30, 2004 of $876 million rose 15 percent from $762 million in the same period a year ago. Diluted earnings per share (EPS) of $0.68 also increased 15 percent from $0.59. On a trailing 12-month basis, return on average shareholders' equity was 21.2 percent.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the three months ended June 30, 2004.

The following discussion is presented on a basis prepared in accordance with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the three months ended June 30, 2004 were $7.3 billion, up 14 percent from $6.4 billion in the same period a year ago reflecting 14 percent growth at TRS, 18 percent growth at AEFA and 2 percent growth at AEB. As discussed in further detail below, the increase in the second quarter was due primarily to increases in discount revenue, management and distribution fees, travel and other commissions and fees, cardmember lending net finance charge revenue, insurance and annuity revenues, net card fees and other revenues, partially offset by lower net securitization income.

Discount revenue at TRS rose 18 percent as compared to a year ago as a result of a 19 percent increase in worldwide billed business, from both higher average cardmember spending and growth in cards-in-force, partially offset by a lower discount rate. Management and distribution fees increased 32 percent representing a 42 percent increase in management fees and a 20 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle Asset Management Holdings LTD (Threadneedle), improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees and increased brokerage-related activities.

Net investment income increased 1 percent as lower interest income on investment and liquidity pools held within card funding vehicles at TRS and lower net interest income at AEB were more than offset by a 6 percent increase at AEFA. The increase at AEFA is primarily due to net investment gains in the current period versus net investment losses a year ago and the benefits of slightly higher levels of invested assets. The net investment gains include an $18 million benefit reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA. Cardmember lending net finance charge revenue at TRS increased 16 percent as the 18 percent increase in the average balance of the owned lending portfolio more than offset the effect of a lower average yield. Net card fees increased 4 percent primarily reflecting 7 percent growth in cards-in-force.

Travel commissions and fees rose 26 percent as a result of a 34 percent increase in travel sales, which includes the benefit from the acquisition of Rosenbluth International (Rosenbluth) in the fourth quarter of 2003 and improvement in the travel environment. Other commissions and fees increased 21 percent primarily due to volume-related foreign exchange conversion fees and higher card fees and assessments at TRS. Insurance and annuity revenues increased 11 percent primarily due to strong property-casualty and higher life insurance-related revenues at AEFA.

Net securitization income, which includes net gains and charges from securitization activity, net finance charge revenue on retained interests in securitized loans and servicing income, net of related discounts or fees, decreased 6 percent primarily due to lower net gains from securitization activities. For the quarter ended June 30, 2004, net securitization income includes a $9 million net gain from securitization activity versus an $81 million net gain in the same period a year ago. Other revenues increased
7 percent primarily due to higher publishing and merchant-related revenues at TRS and higher financial planning and advice services fees at AEFA.

EXPENSES
Consolidated expenses for the three months ended June 30, 2004 were $6.0 billion, up 14 percent from $5.3 billion for the same period in 2003 reflecting increases of 13 percent at TRS and 17 percent at AEFA, while AEB expenses were essentially flat. As discussed in further detail below, the increase in the second quarter of 2004 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, professional services, occupancy and equipment and other expenses partially offset by lower interest expense and the benefits of reengineering activities and expense control initiatives.

Human resources expenses increased 17 percent versus last year due to the impact of the acquisitions of Rosenbluth and Threadneedle in late 2003, increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses. The higher stock-based compensation expense reflects the Company's decision to expense stock options beginning in 2003 and to modify compensation practices and use restricted stock awards in place of stock options for middle management.

Marketing, promotion, rewards and cardmember services expenses increased 33 percent versus a year ago primarily due to a 33 percent increase at TRS related to increased rewards costs, reflecting strong volume growth, a higher redemption rate and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

Total provisions for losses and benefits were essentially unchanged from last year, primarily resulting from a combined 7 percent reduction in annuity and investment certificate provisions at AEFA and a 7 percent reduction in charge card provision at TRS offset by a 13 percent increase in TRS cardmember lending provision. Annuity provisions at AEFA decreased 5 percent primarily due to lower crediting rates and the effect of lower appreciation in the S&P 500 on equity indexed annuities during the current quarter versus the same period a year ago, partially offset by a higher average inforce level. Investment certificate provisions at AEFA decreased 17 percent primarily due to the effect on the stock market certificate product of lower appreciation in the S&P 500 during the current quarter versus the same period a year ago and lower crediting rates, partially offset by higher average reserves.
The charge card provision at TRS decreased, despite higher volume, due to strong credit quality as reflected in past due percentages and net loss ratios. The lending provision at TRS increased 13 percent primarily due to 18 percent growth in average loans outstanding partially offset by the benefits of well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong.

Professional services expense rose 9 percent versus the same period a year ago primarily due to higher business and service-related volumes at TRS and increased legal fees at AEFA. Occupancy and equipment expense increased 6 percent primarily due to increased equipment-related technology costs at TRS. Interest expense declined 9 percent primarily due to a 14 percent decrease in charge card interest expense at TRS, reflecting the benefit of a lower effective cost of funds, partially offset by increased interest expense at the corporate level on long-term debt issued in late 2003. Other expenses rose 28 percent, including an 11 percent increase at TRS, primarily resulting from the impact of the Threadneedle and Rosenbluth acquisitions, the impact of foreign currency translation at TRS and costs related to various industry regulatory and legal matters at AEFA. These increases were partially offset by the benefit of reengineering initiatives and cost containment efforts.

The effective tax rate was 31 percent for both the three-month periods ended June 30, 2004 and 2003.


CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND
2003

The Company's consolidated income before accounting change rose 20 percent to $1.7 billion and diluted EPS before accounting change also rose 20 percent to $1.34 in the six-month period ended June 30, 2004 as compared to a year ago. The Company's consolidated net income of $1.7 billion rose 15 percent from $1.5 billion and diluted EPS of $1.29 also increased 15 percent from $1.12. On a trailing 12-month basis, return on average shareholders' equity was 21.2 percent.

Net income and EPS for the six months ended June 30, 2004 reflect the $71 million ($109 million pretax) or $0.05 per diluted share impact of the Company's adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Prior to the adoption of SOP 03-1, these costs were expensed when payable.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 2 percentage points for the six months ended June 30, 2004.

The following discussion is presented on a basis prepared in accordance with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the six months ended June 30, 2004 were $14.2 billion, up 14 percent from $12.4 billion in the same period a year ago reflecting 13 percent growth at TRS, 20 percent growth at AEFA and 4 percent growth at AEB. As discussed in further detail below, the increase in the first half of 2004 was due primarily to increases in discount revenue, management and distribution fees, travel and other commissions and fees, insurance and annuity revenues, cardmember lending net finance charge revenue, net card fees and other revenues. These increases were partially offset by lower net investment income.

Discount revenue at TRS rose 19 percent as compared to a year ago as a result of a 20 percent increase in worldwide billed business, from both growth in cards-in-force and higher average cardmember spending, partially offset by a lower discount rate. Management and distribution fees increased 40 percent representing a 44 percent increase in management fees and a 35 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees and increased brokerage-related activities.

Net investment income decreased 1 percent primarily due to lower interest income on investment and liquidity pools held within card funding vehicles at TRS and lower net interest income at AEB, partially offset by a 3 percent increase at AEFA. The increase at AEFA is primarily due to the benefits of slightly higher levels of invested assets and a slightly higher yield. AEFA's 2004 net investment income also includes a net $31 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust managed by AEFA. Cardmember lending net finance charge revenue at TRS increased 6 percent as the increase in the average balance of the owned lending portfolio more than offset the effect of a lower average yield. Net card fees increased 4 percent primarily reflecting 7 percent growth in cards-in-force.

Travel commissions and fees rose 24 percent as a result of a 32 percent increase in travel sales, which includes the benefit from the acquisition of Rosenbluth in the fourth quarter of 2003 and improvement in the travel environment. Other commissions and fees increased 16 percent primarily due to greater volume-related foreign exchange conversion fees and higher card fees and assessments at TRS. Insurance and annuity revenues increased 13 percent due to strong property-casualty and higher life insurance-related revenues at AEFA.

Net securitization income was essentially flat versus the prior year primarily due to lower net gains from securitization activities. For the six months ended June 30, 2004, net securitization income includes a $17 million net gain from securitization activity versus a $124 million net gain in the same period a year ago. Other revenues increased 10 percent primarily due to higher publishing and merchant-related revenues at TRS, higher financial planning and advice services fees at AEFA and higher foreign exchange and related income at AEB.

EXPENSES
Consolidated expenses for the six months ended June 30, 2004 were $11.7 billion, up 13 percent from $10.3 billion for the same period in 2003 reflecting increases of 13 percent at TRS and 15 percent at AEFA and a 2 percent decline at AEB. As discussed in further detail below, the increase in the first half of 2004 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, professional fees, occupancy and equipment related costs and other expenses partially offset by lower provisions for losses and interest expense.

Human resources expenses increased 18 percent versus last year due to the impact of the acquisitions of Rosenbluth and Threadneedle in late 2003, increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses. These increases were partially offset by a $44 million DAC valuation benefit at AEFA reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) and the impact of the adoption of SOP 03-1 are discussed in the AEFA Results of Operations section.

Marketing, promotion, rewards and cardmember services expenses increased 34 percent versus a year ago primarily due to a 34 percent increase at TRS related to increased rewards costs, reflecting strong volume growth, a higher redemption rate and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities.

Total provisions for losses and benefits declined 4 percent from last year, primarily resulting from a combined 6 percent reduction in annuity and investment certificate provisions at AEFA, a 6 percent reduction in the charge card provision at TRS and a 71 percent reduction in international banking provisions at AEB. Annuity provisions at AEFA decreased 6 percent primarily due to lower crediting rates, partially offset by a higher average inforce level. Investment certificates provisions at AEFA decreased 7 percent primarily due to lower crediting rates and the effect on the stock market certificate product of lower appreciation in the S&P 500 during the first half of the year versus the same period a year ago, partially offset by higher average reserves. Life insurance, international banking and other provisions decreased 2 percent primarily due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong
Kong and lower Personal Financial Services loan volumes at AEB partially offset by increased insurance provisions at AEFA, which was primarily due to higher average inforce levels. The charge card provision at TRS decreased, despite higher volume, due to strong credit quality as reflected in past due percentages and net loss ratios.

Professional services expense rose 9 percent versus the same period a year ago primarily due to higher business and service-related volumes at TRS and increased legal fees at AEFA. Occupancy and equipment expense increased 10 percent primarily due to increased equipment-related technology costs at TRS. Interest expense declined 10 percent primarily due to a 17 percent decrease in charge card interest expense at TRS, reflecting the benefit of a lower effective cost of funds, partially offset by increased interest expense at the corporate level on long-term debt issued in late 2003. Other expenses rose 24 percent, including a 12 percent increase at TRS, primarily resulting from the impact of the Threadneedle and Rosenbluth acquisitions, the impact of foreign currency translation at TRS, costs related to various industry regulatory and legal matters at AEFA and costs incurred at AEB reflecting the decision to further rationalize certain New York and Asia activities. These increases were partially offset by the benefit of reengineering initiatives and cost containment efforts and the $22 million DAC valuation benefit at AEFA discussed further in the AEFA Results of Operations section.

The effective tax rate was 31 percent for both the six-month periods ended June 30, 2004 and 2003.


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 18 to 20 percent return on equity and 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. The Company paid dividends of $257 million during the six months ended June 30, 2004.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
The Company generated net cash provided by operating activities in amounts greater than net income for the six months ended June 30, 2004, primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses.

Net cash was used in operating activities for the six months ended June 30, 2003 as net income was more than offset by fluctuations in the Company's operating assets and liabilities, primarily reflecting the purchase of securities in 2002, settled in 2003. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

CASH FLOWS FROM INVESTING ACTIVITIES
The Company's investing activities primarily include funding TRS' cardmember loans and receivables and AEFA's Available-for-Sale investment portfolio.

For the six months ended June 30, 2004, net cash used in investing activities increased over last year primarily due to net maturities of cardmember loans to TRS' securitization trusts in 2004 compared to net issuances in 2003, offset by cardmember receivables redeemed from TRS' securitization trusts in 2003 and a decrease in investment purchases net of sales and redemptions at AEFA in 2004.

CASH FLOWS FROM FINANCING ACTIVITIES
The Company's financing activities primarily include the issuance of debt and AEFA's sale of annuities and investment certificates, in addition to taking customer deposits. The Company also regularly repurchases its common shares.

Net cash was provided by financing activities for the six months ended June 30, 2004 compared to net cash used in financing activities in the same period in 2003 due to a net increase in total debt compared to a net decrease last year, partially offset by a decrease in net sales of annuities and investment certificates and an increase in share repurchases in 2004.

SHARE REPURCHASES
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. Repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the first half of 2004, the Company repurchased 39 million common shares at an average price of $50.77. Since the inception of the share repurchase program in September 1994, 465 million shares have been acquired under total authorizations to repurchase up to 570 million shares, including purchases made under agreements with third parties.

PARENT COMPANY FUNDING
At June 30, 2004, the Parent Company had $1.3 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In June 2004, the Parent Company issued $500 million of 4.75% Senior Notes due June 2009 under the shelf registrations to be used for general corporate purposes. In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At June 30, 2004, $0.5 billion was outstanding under this program.

The Parent Company and three subsidiaries, Credco, Centurion Bank and American Express Bank, FSB (FSB), a wholly-owned subsidiary of TRS, maintain bank credit facilities of $10.75 billion, of which $9.28 billion was available as of June 30, 2004, including $1.96 billion allocated to the Parent Company and $6.70 billion allocated to Credco. As contemplated, in June 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Credco has the right to borrow a maximum amount of $10.1 billion (including amounts outstanding) under these facilities, with a commensurate reduction in the amount available to the Parent Company. These facilities expire as follows (billions): 2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75. At June 30, 2004, Credco's bank line coverage of net short-term debt was 109%.

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

                                                                  Three Months Ended         Six Months Ended
                                                                       June 30,                   June 30,
                                                                ----------------------    ----------------------
(Unaudited, millions)                                             2004         2003         2004         2003
                                                                ---------    ---------    ---------    ---------
GAAP revenues                                                   $   7,258    $   6,356    $  14,168    $  12,379
  Effect of TRS securitizations                                       196          216          475          480
  Effect of AEFA provisions for
    losses and benefits                                              (532)        (526)      (1,033)      (1,032)
                                                                ---------    ---------    ---------    ---------
Managed net revenues                                            $   6,922    $   6,046    $  13,610    $  11,827
                                                                =========    =========    =========    =========

Consolidated managed net revenues increased 15 percent for the three months ended June 30, 2004 to $6.9 billion, compared with $6.0 billion for the same period in 2003. For the six months ended June 30, 2004, consolidated managed net revenues increased 15 percent to $13.6 billion, compared with $11.8 billion for the same period in 2003. For both periods, managed net revenues rose due to higher discount revenue, management and distribution fees, travel commissions and fees, other commissions and fees, insurance and annuity revenues and other revenues.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                             STATEMENTS OF INCOME
                                  (Unaudited)

(Dollars in millions)                       Three Months Ended                    Six Months Ended
                                                 June 30,                              June 30,
                                           ---------------------   Percentage   ---------------------     Percentage
                                             2004        2003      Inc/(Dec)      2004        2003        Inc/(Dec)
                                           ---------   ---------   ----------   ---------   ---------     ----------
Net revenues:
    Discount revenue                       $   2,529   $   2,152       17.5%    $   4,897   $   4,128        18.6%
    Lending:
        Finance charge revenue                   697         598       16.3         1,365       1,279         6.7
        Interest expense                         136         115       18.1           263         244         7.7
                                           ---------   ---------                ---------   ---------
           Net finance charge revenue            561         483       15.9         1,102       1,035         6.5
    Net card fees                                472         455        3.9           944         906         4.3
    Travel commissions and fees                  468         373       25.7           885         713        24.2
    Other commissions and fees                   551         457       20.6         1,061         921        15.2
    Travelers Cheque investment income            95          92        2.5           188         184         1.9
    Securitization income, net                   282         300       (5.8)          512         511         0.1
    Other revenues                               420         422       (0.8)          839         822         1.8
                                           ---------   ---------                ---------   ---------
           Total net revenues                  5,378       4,734       13.6        10,428       9,220        13.1
                                           ---------   ---------                ---------   ---------

Expenses:
    Marketing, promotion, rewards
      and cardmember services                  1,225         918       33.3         2,248       1,679        33.9
    Provision for losses and claims:
        Charge card                              189         205       (7.1)          387         413        (6.1)
        Lending                                  314         278       13.0           601         609        (1.4)
        Other                                     33          37      (13.0)           62          68        (8.2)
                                           ---------   ---------                ---------   ---------
           Total                                 536         520        3.3         1,050       1,090        (3.6)
    Charge card interest expense                 175         204      (14.2)          343         413       (16.8)
    Human resources                            1,081         965       12.0         2,146       1,881        14.1
    Other operating expenses                   1,282       1,190        7.7         2,589       2,362         9.5
                                           ---------   ---------                ---------   ---------
           Total expenses                      4,299       3,797       13.2         8,376       7,425        12.8
                                           ---------   ---------                ---------   ---------
Pretax income                                  1,079         937       15.2         2,052       1,795        14.3
Income tax provision                             347         303       14.4           655         577        13.5
                                           ---------   ---------                ---------   ---------
Net income                                 $     732   $     634       15.6     $   1,397   $   1,218        14.7
                                           =========   =========                =========   =========

TRS reported net income of $732 million for the three month period ended June 30, 2004, a 16 percent increase from $634 million for the same period a year ago. For the six month period ended June 30, 2004, TRS reported net income of $1.4 billion, a 15 percent increase from $1.2 billion for the same period a year ago.

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

On a GAAP basis, results reflect net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interests in securitized loan receivables are shown in net securitization income, which includes net gains and charges from securitization activity (as discussed below), net finance charge revenue on retained interests in securitized loans and servicing income, net of related discounts or fees. Net securitization income decreased 6 percent and was essentially flat for the three and six month periods ended June 30, 2004, respectively, versus the same periods a year ago primarily as a result of lower net gains from securitization activities. See Selected Statistical Information below for data relating to TRS' owned portfolio.

During the three months ended June 30, 2004 and 2003, TRS recognized net gains of $9 million ($6 million after-tax) and $81 million ($53 million after-tax), respectively, from net securitization activity of U.S. cardmember lending receivables. For the three months ended June 30, 2004, the net gains consist of $119 million of gains from the securitization of $1.0 billion of U.S. lending receivables and the sale of $1.4 billion of certain retained interests from previous securitization activities, offset by $110 million of charges related to the maturity of $2.5 billion of securitizations and changes in interest-only strip (I/O strip) assumption factors, including paydown rates and yields. For the three months ended June 30, 2003, the net gains consist of $122 million of gains from the securitization of $2.5 billion of U.S. lending receivables, offset by $41 million of charges related to the maturity of $1.0 billion of securitizations.

During the six months ended June 30, 2004 and 2003, TRS recognized net gains of $17 million ($11 million after-tax) and $124 million ($81 million after-tax), respectively, from net securitization activity of U.S. cardmember lending receivables. For the six months ended June 30, 2004, the net gains consist of $158 million of gains from the securitization of $1.8 billion of U.S. lending receivables and the sale of $1.4 billion of certain retained interests from previous securitization activities, offset by $141 million of charges related to the maturity of $2.5 billion of securitizations and changes in I/O strip assumption factors, including paydown rates and yields. For the six months ended June 30, 2003, the net gains consist of $165 million of gains from the securitization of $3.5 billion of U.S. lending receivables, offset by $41 million of charges related to the maturity of $1.0 billion of securitizations.

Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended June 30, 2004 and 2003 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $6 million and $48 million, respectively, and other operating expenses of $3 million and $33 million, respectively. Similarly, the managed basis presentation for the six months ended June 30, 2004 and 2003 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $10 million and $74 million, respectively, and other operating expenses of $7 million and $50 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS (Unaudited)

THREE MONTHS ENDED JUNE 30, (Dollars in millions)

                                     GAAP Basis                   Securitization Effect                 Managed Basis
                          ---------------------------------     ---------------------------------------------------------------
                                                Percentage                                                          Percentage
                            2004       2003      Inc/(Dec)         2004            2003         2004       2003     Inc/(Dec)
                          ---------------------------------     ---------------------------------------------------------------
Net revenues:
  Discount revenue        $  2,529   $  2,152       17.5%

  Lending:
    Finance charge
      revenue                  697        598       16.3        $       489    $       566    $  1,186   $  1,164        1.8%
    Interest expense           136        115       18.1                 61             95         197        210       (6.3)
                          -------------------                   -------------------------------------------------
      Net finance
        charge revenue         561        483       15.9                428            471         989        954        3.6
  Net card fees                472        455        3.9
  Travel commissions
    and fees                   468        373       25.7
  Other commissions
    and fees                   551        457       20.6                 50             45         601        502       19.8
  Travelers Cheque
    investment income           95         92        2.5
  Securitization
    income, net                282        300       (5.8)              (282)          (300)          -          -          -
  Other revenues               420        422       (0.8)
                          -------------------                   -------------------------------------------------
    Total net revenues       5,378      4,734       13.6                196            216       5,574      4,950       12.6
                          -------------------                   -------------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services      1,225        918       33.3                 (6)           (48)      1,219        870       40.2
  Provision for losses
    and claims:
      Charge card              189        205       (7.1)
      Lending                  314        278       13.0                205            297         519        575       (9.8)
      Other                     33         37      (13.0)
                          -------------------                   -------------------------------------------------
        Total                  536        520        3.3                205            297         741        817       (9.3)
                          -------------------                   -------------------------------------------------
  Charge card
    interest expense           175        204      (14.2)
  Human resources            1,081        965       12.0
  Other operating
    expenses                 1,282      1,190        7.7                 (3)           (33)      1,279      1,157       10.4
                          -------------------                   -------------------------------------------------
    Total expenses           4,299      3,797       13.2        $       196    $       216    $  4,495   $  4,013       12.0
                          -------------------                   -------------------------------------------------
Pretax income                1,079        937       15.2
Income tax provision           347        303       14.4
                          -------------------
Net income                $    732   $    634       15.6
                          ===================

The following discussion of TRS' results of operations for the three months ended June 30, 2004 and 2003 is presented on a managed basis.

TRS' net revenues were up 13 percent primarily due to higher discount revenue, travel commissions and fees, other commissions and fees and net card fees.

Discount revenue rose 18 percent compared to a year ago as a result of a 19 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects the cumulative impact of stronger average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). As previously indicated, based on the Company's business strategy, it expects to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some average rate erosion over time. The 19 percent increase in billed business in the second quarter resulted from a 14 percent increase in spending per basic cardmember worldwide and 7 percent growth in cards-in-force. U.S. cards-in-force rose 6 percent reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level. International cards-in-force increased 10 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 17 percent reflecting 17 percent growth within the consumer card business, 22 percent growth in small business services volume and a 15 percent increase within Corporate Services. U.S. non-T&E related volume categories, which represented approximately 66 percent of U.S. billed business during the second quarter of 2004, increased 20 percent over the same period a year ago while U.S. T&E volumes rose 13 percent reflecting general spending strength across all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 18 percent reflecting strong double-digit growth in all regions. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, rose 19 percent as a result of 15 percent growth in transaction volume and a 4 percent increase in the average airline charge.

Cardmember lending net finance charge revenue increased 4 percent as the benefits from 9 percent growth in average worldwide lending balances were partially offset by a decline in the portfolio yield. The net interest yield on the worldwide lending portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory or promotional rates, a decrease in the rates on those balances, higher paydown rates and improved credit quality, which reduces the proportion of the portfolio at default interest rates, partially offset by lower funding costs. Net card fees increased 4 percent versus a year ago, reflecting the growth in cards-in-force. The average fee per proprietary card-in-force was $34 for both of the three-month periods ended June 30, 2004 and 2003.

Travel commissions and fees rose 26 percent due to a 34 percent increase in travel sales, reflecting the Rosenbluth acquisition and improvement within the travel environment. Other commissions and fees increased 20 percent on greater volume-related foreign exchange conversion fees and higher card fees and assessments. Other revenues decreased 1 percent due to lower interest income on investment and liquidity pools held within card funding vehicles and lower ATM revenues, partially offset by higher publishing revenues, larger insurance premiums and greater merchant-related revenues.

Marketing, promotion, rewards and cardmember services expenses increased 40 percent compared to the prior year on increased rewards costs, reflecting strong volume growth, a higher redemption rate and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities. The provision for losses on charge card products decreased 7 percent, despite higher volume, primarily due to strong credit quality as reflected in improved past due percentages and net loss ratios. The provision for losses on the worldwide lending portfolio decreased 10 percent despite growth in loans outstanding due to well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong. Charge card interest expense declined 14 percent due to a lower effective cost of funds, partially offset by a higher average receivables balance.

Human resources expenses increased 12 percent versus the second quarter last year due to increased costs related to management incentives and employee benefits, merit increases and the impact of the 2003 acquisition of Rosenbluth. Other operating expenses increased 10 percent reflecting, in part, the impact of greater business and service volume-related costs, higher equipment-related technology costs, the Rosenbluth acquisition and the impact of foreign currency translation. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

SIX MONTHS ENDED JUNE 30, (Dollars in millions)

                                     GAAP Basis                   Securitization Effect                 Managed Basis
                          ---------------------------------    ----------------------------------------------------------------
                                                Percentage                                                          Percentage
                            2004       2003      Inc/(Dec)        2004           2003          2004       2003      Inc/(Dec)
                          ---------------------------------    ----------------------------------------------------------------
Net revenues:
  Discount revenue        $  4,897   $  4,128       18.6%
  Lending:
    Finance charge
      revenue                1,365      1,279        6.7       $     1,028    $     1,055    $  2,393   $  2,334          2.5%
    Interest expense           263        244        7.7               144            159         407        403          1.0
                          -------------------                  -------------------------------------------------
      Net finance
        charge revenue       1,102      1,035        6.5               884            896       1,986      1,931          2.8
  Net card fees                944        906        4.3
  Travel commissions
    and fees                   885        713       24.2
  Other commissions
    and fees                 1,061        921       15.2               103             95       1,164      1,016         14.7
  Travelers Cheque
    investment income          188        184        1.9
  Securitization
    income, net                512        511        0.1              (512)          (511)          -          -            -
  Other revenues               839        822        1.8
                          -------------------                  -------------------------------------------------
    Total net revenues      10,428      9,220       13.1               475            480      10,903      9,700         12.4
                          -------------------                  -------------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services      2,248      1,679       33.9               (10)           (74)      2,238      1,605         39.5
  Provision for losses
    and claims:
      Charge card              387        413       (6.1)
      Lending                  601        609       (1.4)              492            604       1,093      1,213         (9.9)
      Other                     62         68       (8.2)
                          -------------------                  -------------------------------------------------
        Total                1,050      1,090       (3.6)              492            604       1,542      1,694         (8.9)
                          -------------------                  -------------------------------------------------
  Charge card
    interest expense           343        413      (16.8)
  Human resources            2,146      1,881       14.1
  Other operating
    expenses                 2,589      2,362        9.5                (7)           (50)      2,582      2,312         11.6
                          -------------------                  -------------------------------------------------
    Total expenses           8,376      7,425       12.8       $       475    $       480    $  8,851   $  7,905         12.0
                          -------------------                  -------------------------------------------------
Pretax income                2,052      1,795       14.3
Income tax provision           655        577       13.5
                          -------------------
Net income                $  1,397   $  1,218       14.7
                          ===================

The following discussion of TRS' results of operations for the six months ended June 30, 2004 and 2003 is presented on a managed basis.

TRS' net revenues were up 12 percent primarily due to higher discount revenue, travel commissions and fees, other commissions and fees and net card fees.

Discount revenue rose 19 percent compared to a year ago as a result of a 20 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects the cumulative impact of stronger average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). The 20 percent increase in billed business in the first half of 2004 resulted from a 15 percent increase in spending per basic cardmember worldwide and 7 percent growth in cards-in-force. U.S. cards-in-force rose 6 percent reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level. International cards-in-force increased 10 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 18 percent reflecting 18 percent growth within the consumer card business, 22 percent growth in small business services volume and a 15 percent increase within Corporate Services. U.S. non-T&E related volume categories, which represented approximately 65 percent of U.S. billed business during the first half of 2004, increased 21 percent over the same period a year ago while U.S. T&E volumes rose 14 percent reflecting continued improvement in all T&E industries during the six months. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 15 percent reflecting strong double-digit growth in all regions. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the six months, rose 19 percent as a result of 15 percent growth in transaction volume and a 4 percent increase in the average airline charge.

Cardmember lending net finance charge revenue rose 3 percent as 11 percent growth in the average worldwide lending balances was partially offset by a decline in the net interest yield. The net interest yield on the worldwide portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory or promotional rates, a decrease in the rates on those balances, higher paydown rates and improved credit quality, which reduces the proportion of the portfolio at default interest rates. Net card fees increased 4 percent versus a year ago, reflecting the growth in cards-in-force. The average fee per proprietary card-in-force was $34 for both of the six-month periods ended June 30, 2004 and 2003.

Travel commissions and fees rose 24 percent due to a 32 percent increase in travel sales, reflecting the Rosenbluth acquisition and improvement within the travel environment. Other commissions and fees increased 15 percent on greater volume-related foreign exchange conversion fees and higher card fees and assessments. Other revenues increased 2 percent due to higher publishing revenues, larger insurance premiums and greater merchant-related revenues, partially offset by lower interest income on investment and liquidity pools held within card funding vehicles and lower ATM revenues.

Marketing, promotion, rewards and cardmember services expenses increased 39 percent compared to the prior year on increased rewards costs, reflecting strong volume growth, a higher redemption rate and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities. The provision for losses on charge card products decreased 6 percent, despite higher volume, primarily due to strong credit quality as reflected in past due percentages and net loss ratios. The provision for losses on the worldwide lending portfolio decreased 10 percent despite growth in loans outstanding due to well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong. Charge card interest expense declined 17 percent due to a lower effective cost of funds, partially offset by a higher average receivables balance.

Human resources expenses increased 14 percent versus last year due to increased costs related to merit increases, management incentives and employee benefits and the impact of the 2003 acquisition of Rosenbluth. Other operating expenses increased 12 percent reflecting, in part, the impact of greater business and service volume-related costs, higher equipment-related technology costs, the Rosenbluth acquisition and the impact of foreign currency translation. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

  (Amounts in billions, except percentages and where indicated)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percentage    ----------------------    Percentage
                                             2004         2003       Inc/(Dec)       2004         2003       Inc/(Dec)
                                           ---------    ---------    ----------    ---------    ---------    ----------
Total cards-in-force (millions):*
 United States                                  37.5         35.4           5.8%        37.5         35.4           5.8%
 Outside the United States*                     25.0         22.9           9.5         25.0         22.9           9.5
                                           ---------    ---------                  ---------    ---------
  Total                                         62.5         58.3           7.3         62.5         58.3           7.3
                                           =========    =========                  =========    =========
Basic cards-in-force (millions):
 United States                                  28.5         27.3           4.3         28.5         27.3           4.3
 Outside the United States*                     20.8         18.9          10.3         20.8         18.9          10.3
                                           ---------    ---------                  ---------    ---------
  Total                                         49.3         46.2           6.8         49.3         46.2           6.8
                                           =========    =========                  =========    =========
Card billed business:
 United States                             $    75.7    $    64.6          17.3    $   145.8    $   123.5          18.1
 Outside the United States                      26.7         21.5          23.9         52.0         41.4          25.4
                                           ---------    ---------                  ---------    ---------
  Total                                    $   102.4    $    86.1          19.0    $   197.8    $   164.9          20.0
                                           =========    =========                  =========    =========

Average discount rate *                         2.56%        2.59%            -         2.57%        2.60%            -
Average basic cardmember spending
  (dollars)*                               $   2,339    $   2,054          13.9    $   4,541    $   3,949          15.0
Average fee per card (dollars)*            $      34    $      34             -    $      34    $      34             -
Non-Amex brand:**
 Cards-in-force (millions)                       0.7          0.7           6.4          0.7          0.7           6.4
 Billed business                           $     1.0    $     1.0           8.7    $     2.0    $     1.9           8.6
Travel sales                               $     5.2    $     3.9          34.0    $    10.0    $     7.6          32.2
 Travel commissions and fees/sales               9.0%         9.6%            -          8.9%         9.4%            -
Travelers Cheque and prepaid
products:
 Sales                                     $     4.8    $     4.4           7.9    $     9.2    $     8.5           7.1
 Average outstanding                       $     6.9    $     6.4           6.5    $     6.9    $     6.5           5.9
 Average investments                       $     7.3    $     6.9           6.2    $     7.3    $     6.9           6.3
 Investment yield                                5.5%         5.5%            -          5.5%         5.5%            -
 Tax equivalent yield                            8.5%         8.4%            -          8.4%         8.5%            -

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

                                  (Unaudited)

  (Amounts in billions, except percentages and where indicated)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percentage    ----------------------    Percentage
                                             2004         2003       Inc/(Dec)       2004         2003       Inc/(Dec)
                                           ---------    ---------    ----------    ---------    ---------    ----------
Worldwide charge card receivables:
  Total receivables                        $    28.4    $    26.0           9.2%   $    28.4    $    26.0           9.2%
  90 days past due as a % of total               1.9%         2.1%            -          1.9%         2.1%            -
  Loss reserves (millions)                 $     864    $     943          (8.3)   $     864    $     943          (8.3)
     % of receivables                            3.0%         3.6%            -          3.0%         3.6%            -
     % of 90 days past due                       163%         171%            -          163%         171%            -
  Net loss ratio as a % of charge volume        0.25%        0.29%            -         0.26%        0.28%            -

Worldwide lending - owned basis:
  Total loans                              $    26.4    $    22.6          17.1    $    26.4    $    22.6          17.1
  Past due loans as a % of total:
     30-89 days                                  1.5%         1.6%            -          1.5%         1.6%            -
     90+ days                                    1.0%         1.2%            -          1.0%         1.2%            -
  Loss reserves (millions):
     Beginning balance                     $     994    $   1,025          (3.0)   $     998    $   1,030          (3.1)
      Provision                                  282          256          10.2          539          556          (2.9)
      Net charge-offs                           (267)        (282)         (5.2)        (531)        (591)        (10.0)
      Other                                       21           18          19.5           24           22           9.8
                                           ---------    ---------                  ---------    ---------
     Ending balance                        $   1,030    $   1,017           1.3    $   1,030    $   1,017           1.3
                                           =========    =========                  =========    =========
     % of loans                                  3.9%         4.5%            -          3.9%         4.5%            -
     % of past due                               154%         161%            -          154%         161%            -
  Average loans                            $    25.9    $    22.0          18.2    $    25.6    $    22.0          16.3
  Net write-off rate                             4.1%         5.1%            -          4.1%         5.4%            -
  Net interest yield                             9.4%         9.7%            -          9.4%        10.3%            -

Worldwide lending - managed basis:
   Total loans                             $    45.1    $    42.1           7.2    $    45.1    $    42.1           7.2
   Past due loans as a % of total:
     30-89 days                                  1.5%         1.7%            -          1.5%         1.7%            -
     90+ days                                    1.0%         1.1%            -          1.0%         1.1%            -
  Loss reserves (millions):
     Beginning balance                     $   1,570    $   1,582          (0.7)   $   1,541    $   1,529           0.8
      Provision                                  486          552         (12.0)       1,031        1,159         (11.1)
      Net charge-offs                           (504)        (558)         (9.6)      (1,023)      (1,116)         (8.3)
      Other                                      (17)          18             -         (14)          22              -
                                           ---------    ---------                  ---------    ---------
     Ending balance                        $   1,535    $   1,594          (3.7)   $   1,535    $   1,594          (3.7)
                                           =========    =========                  =========    =========
     % of loans                                  3.4%         3.8%            -          3.4%         3.8%            -
     % of past due                               136%         137%            -          136%         137%            -
  Average loans                            $    44.9    $    41.2           9.3    $    44.9    $    40.5          10.8
  Net write-off rate                             4.5%         5.4%            -          4.6%         5.5%            -
  Net interest yield                             8.6%         9.0%            -          8.7%         9.3%            -

# - Denotes a variance of more than 100%.

TRS' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products, unsecuritized U.S. cardmember loans, international cardmember loans and unsecuritized equipment leasing receivables.

As discussed more fully in the TRS Liquidity and Capital Resources section below, the Company securitizes U.S. cardmember loans as part of its financing strategy; consequently, the level of unsecuritized U.S. cardmember loans is primarily a function of the Company's financing requirements. As a portfolio, unsecuritized U.S. cardmember loans tend to be less seasoned than securitized loans, primarily because of the lead time required to designate and securitize each loan. The Company does not currently securitize international loans. Trends in delinquency, reserve coverage and net write-off rates have historically been generally comparable on both an owned and managed basis.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

  (Dollars in billions, except percentages)

                                          June 30,       December 31,      Percentage         June 30,        Percentage
                                            2004             2003           Inc/(Dec)           2003           Inc/(Dec)
                                        -------------    -------------    --------------    -------------    -------------
                                         (Unaudited)                                         (Unaudited)
Accounts receivable, net                   $   29.4         $   30.2          (2.8)%           $  27.7            5.8%
Travelers Cheque investments               $    7.8         $    7.7           1.7             $   7.8           (0.2)
Worldwide cardmember loans                 $   26.4         $   25.8           2.2             $  22.5           17.1
Total assets                               $   79.6         $   79.3           0.4             $  71.9           10.6
Travelers Cheques outstanding              $    7.1         $    6.8           4.2             $   6.8            4.8
Short-term debt                            $   19.9         $   21.8          (8.8)            $  17.6           12.8
Long-term debt                             $   18.9         $   16.6          13.8             $  16.6           14.1
Total liabilities                          $   71.0         $   71.4          (0.6)            $  64.1           10.5
Total shareholder's equity                 $    8.6         $    7.9           9.3             $   7.8           11.1
Return on average total shareholder's
  equity*                                      32.1%            31.3%            -                31.5%             -
Return on average total assets**                3.4%             3.4%            -                 3.4%             -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Net accounts receivable and worldwide cardmember loans increased as compared to June 30, 2003 primarily as a result of higher average cardmember spending and an increase in the number of cards-in-force.

Total debt increased as compared to June 30, 2003 primarily as a result of increased funding requirements due to increases in charge card receivables and cardmember loan balances as noted above. New long-term borrowing activity during 2004 is described below.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as long- and short-term debt, medium-term notes, commercial paper and asset securitizations. As part of the Company's ongoing funding activities, during the six months ended June 30, 2004, Credco issued approximately $2.6 billion of floating rate medium-term notes with maturities of one to three years. As of June 30, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC. As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. As noted earlier, in June 2004, Credco borrowed $1.5 billion under its bank credit facilities as part of a change in local funding strategy for business in Canada. In July 2004, Credco entered into a 5-year multi-bank credit facility for AUD $3.25 billion (approximately U.S. $2.3 billion), which may be used to provide a potential alternate funding source for business in Australia.

In the fourth quarter of 2003, the Company began a program to develop a liquidity portfolio to provide back-up liquidity, primarily for the commercial paper program at Credco, and also flexibility for other short-term funding programs at Centurion Bank. These funds are invested in two to three year U.S. Treasury securities. At June 30, 2004, the Company held $4.0 billion in U.S. Treasury notes under this program.

The American Express Credit Account Master Trust (the Master Trust) securitizes assets consisting of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank and FSB and, in the future, may include other charge or credit accounts, features or products. AECB and FSB sell the assets to be securitized to special purpose, bankruptcy remote subsidiaries, which in turn transfer the assets to the Master Trust. The Master Trust securitized $1.8 billion of loans during the first half of 2004 through the public and private issuance of investor certificates. In addition, in June 2004, the Company sold $1.4 billion of certain retained interests previously issued by the Master Trust. In the six months ended June 30, 2004, $2.5 billion of investor certificates previously issued by the Master Trust matured. During the next
12 months, $3.7 billion of investor certificates that were previously issued by the Master Trust are scheduled to mature. When investor certificates mature, principal collections received from the Master Trust assets are used to redeem the certificates. As of June 30, 2004, $18.5 billion of U.S. Cardmember loans had been sold, net of retained subordinated interest of $0.2 billion, for a total amount securitized of $18.7 billion.

The American Express Master Trust (the Trust) securitizes charge card receivables through the issuance of trust certificates that remain on the Consolidated Balance Sheets. During the next 12 months, the total $3.0 billion of accounts receivable trust certificates that were previously issued by the Trust are scheduled to mature. At the time of these maturities, alternate sources of funding for the net outstanding balance of $2.8 billion will be provided by the Company's funding programs.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND
2003

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percentage    ----------------------    Percentage
(Dollars in millions)                        2004        2003        Inc/(Dec)       2004         2003       Inc/(Dec)
                                           ---------    ---------    ----------    ---------    ---------    ----------
Revenues:
 Management and distribution fees          $     752    $     571          31.5%   $   1,533    $   1,093          40.2%
 Net investment income                           603          571           5.6        1,159        1,129           2.7
 Other revenues                                  408          354          15.8          799          685          16.7
                                           ---------    ---------                  ---------    ---------
  Total revenues                               1,763        1,496          17.9        3,491        2,907          20.1
                                           ---------    ---------                  ---------    ---------
Expenses:
 Provision for losses and benefits:
  Annuities                                      266          280          (5.3)         521          553          (5.9)
  Insurance                                      218          187          16.0          419          379          10.5
  Investment certificates                         48           59         (17.1)          93          100          (6.7)
                                           ---------    ---------                  ---------    ---------
    Total                                        532          526           1.0        1,033        1,032           0.1
 Human resources                                 646          508          27.3        1,249          987          26.5
 Other operating expenses                        321          253          27.3          628          501          25.6
                                           ---------    ---------                  ---------    ---------
  Total expenses                               1,499        1,287          16.5        2,910        2,520          15.5
                                           ---------    ---------                  ---------    ---------
Pretax income before accounting change           264          209          26.5          581          387          50.2
Income tax provision                              90           52          72.5          179           97          84.7
                                           ---------    ---------                  ---------    ---------
Income before accounting change                  174          157          11.1          402          290          38.7
Cumulative effect of accounting
  change, net of tax                               -            -             -          (71)*          -             -
                                           ---------    ---------                  ---------    ---------
Net income                                 $     174    $     157          11.1    $     331    $     290          14.3
                                           =========    =========                  =========    =========

* Reflects a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1. Reclassifications of prior period amounts to conform to AEFA's current period presentation as a result of adopting SOP 03-1 were not material.

                       SELECTED STATISTICAL INFORMATION
                                  (Unaudited)

   (Amounts in millions, except percentages and where indicated)

                                             Three Months Ended                       Six Months Ended
                                                  June 30,                                June 30,
                                           ----------------------    Percentage    ----------------------    Percentage
                                             2004        2003        Inc/(Dec)       2004         2003       Inc/(Dec)
                                           ---------    ---------    ----------    ---------    ---------    ----------
Life insurance inforce (billions)          $   139.1    $   124.4          11.9%   $   139.1    $   124.4          11.9%
Deferred annuities inforce (billions)      $    49.3    $    43.9          12.1    $    49.3    $    43.9          12.1
Assets owned, managed or administered
  (billions):
  Assets managed for institutions *        $   125.5    $    43.8              #   $   125.5    $    43.8              #
  Assets owned, managed or administered
    for individuals:
    Owned assets:
     Separate account assets *                  32.9         24.1          36.8         32.9         24.1          36.8
     Other owned assets *                       57.9         52.2          10.8         57.9         52.2          10.8
                                           ---------    ---------                  ---------    ---------
     Total owned assets                         90.8         76.3          19.0         90.8         76.3          19.0
    Managed assets *                           108.8         87.3          24.6        108.8         87.3          24.6
    Administered assets **                      55.3         37.4          47.7         55.3         37.4          47.7
                                           ---------    ---------                  ---------    ---------
     Total                                 $   380.4    $   244.8          55.4    $   380.4    $   244.8          55.4
                                           =========    =========                  =========    =========
Market appreciation (depreciation)
  during the period:
  Owned assets:
    Separate account assets                $    (101)   $   2,620              #   $     655    $   2,149         (69.5)
    Other owned assets                     $  (1,476)   $     399              #   $    (763)   $     419              #
  Managed assets                           $     232    $   9,457         (97.5)   $   5,685    $   8,312         (31.6)
Cash sales:
  Mutual funds                             $   8,480    $   7,150          18.6    $  18,279    $  13,950          31.0
  Annuities                                    1,912        2,581         (26.0)       4,098        4,786         (14.4)
  Investment certificates                      1,445        1,607         (10.0)       2,769        2,674           3.6
  Life and other insurance products              221          188          17.3          439          350          25.4
  Institutional                                2,841          722              #       4,256        1,414              #
  Other                                        1,116        1,531         (27.1)       2,408        3,214         (25.1)
                                           ---------    ---------                  ---------    ---------
    Total cash sales                       $  16,015    $  13,779          16.2    $  32,249    $  26,388          22.2
                                           ==========   =========                  =========    =========

Number of financial advisors                  11,943       11,667           2.4       11,943       11,667           2.4
Fees from financial plans and advice
  services                                 $    39.3    $    33.5          17.4    $    72.5    $    65.2          11.3
Percentage of total sales from financial
  plans and advice services                     74.6%        74.0%            -         75.0%        74.7%            -

# - Denotes a variance of more than 100%.

* At June 30, 2004, amounts reflect September 30, 2003 balances from the Threadneedle acquisition of $73.2 billion of assets managed for institutions, $2.6 billion of separate account assets, $1.0 billion of other owned assets and $7.9 billion of assets managed for individuals.

** Excludes non-branded administered assets of $5.4 billion at June 30, 2003. Assuming such assets had been included, the increase in administered assets would have been 29%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

AEFA reported net income of $174 million for the three months ended June 30, 2004, up 11 percent from $157 million in the same period a year ago.

Total revenues increased 18 percent primarily due to significantly higher management and distribution fees, increased net investment income, greater insurance premiums and higher financial planning and advice services fees. In addition, the acquisition of Threadneedle in the third quarter of 2003 contributed approximately 8 percent to the revenue growth and a modest contribution to net income growth.

Management and distribution fees increased 32 percent representing a 42 percent increase in management fees and a 20 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees and increased brokerage-related activities. Other revenues increased 16 percent due to strong property-casualty and higher life insurance-related revenues coupled with higher financial planning and advice services fees.

Net investment income increased 6 percent primarily due to net investment gains in the current period versus net investment losses a year ago and the benefits of slightly higher levels of invested assets. For the three months ended June 30, 2004, $36 million of total investment gains were partially offset by $6 million of impairments and losses. The total investment gains include an $18 million pretax benefit reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA. Also included in these total investment gains and losses are $17 million of gross realized gains and $5 million of gross realized losses from sales of securities, as well as $1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. For the three months ended June 30, 2003, $64 million of total investment gains were more than offset by $80 million of impairments and losses. Included in these total investment gains and losses are $63 million of gross realized gains and $13 million of gross realized losses from sales of securities, as well as $45 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

In the following table, the Company presents AEFA's aggregate revenues for the quarters ended June 30, 2004 and 2003 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

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

                                                                              Three Months Ended June 30,
                                                                              ---------------------------
(Millions)                                                                        2004           2003
                                                                              ------------   ------------
Total GAAP revenues                                                           $      1,763   $      1,496
   Less:  Provision for losses and benefits --
    Annuities                                                                          266            280
    Insurance                                                                          218            187
    Investment certificates                                                             48             59
                                                                              ------------   ------------
      Total                                                                            532            526
                                                                              ------------   ------------
Net revenues                                                                  $      1,231   $        970
                                                                              ============   ============

The provision for losses and benefits for annuities decreased 5 percent primarily due to lower crediting rates and the effect of lower appreciation in the S&P 500 on equity indexed annuities during the current quarter versus the same period a year ago, partially offset by a higher average inforce level. Insurance provisions increased 16 percent as higher inforce levels were partially offset by lower life insurance crediting rates. Investment certificates provisions decreased 17 percent primarily due to the effect on the stock market certificate product of lower appreciation in the S&P 500 during the current quarter versus the same period a year ago and lower crediting rates, partially offset by higher average reserves.

Human resources expense increased 27 percent reflecting the effects of the Threadneedle acquisition and higher field force compensation-related costs. The average number of employees (excluding financial advisors) was down 2 percent, excluding Threadneedle which added approximately 1,000 employees as of the September 30, 2003 acquisition. Other operating expenses increased 27 percent reflecting the effect of the Threadneedle acquisition and costs related to various industry regulatory and legal matters.

The effective tax rate at AEFA rose primarily as a result of required amendments to prior-year tax returns.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

AEFA's income before accounting change rose 39 percent to $402 million for the six months ended June 30, 2004. AEFA reported net income of $331 million, up 14 percent from $290 million in the same period a year ago. AEFA's first half of 2004 results reflect the $71 million ($109 million pretax) impact of the January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions.

Total revenues increased 20 percent primarily due to significantly higher management and distribution fees and greater insurance premiums. In addition, the acquisition of Threadneedle in the third quarter of 2003 contributed approximately 7 percent to the revenue growth and a modest contribution to net income growth.

Management and distribution fees increased 40 percent representing a 44 percent increase in management fees and a 35 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees and increased brokerage-related activities. Other revenues increased 17 percent due to higher property-casualty and life insurance-related revenues coupled with higher financial planning and advice services fees.

Net investment income rose 3 percent versus last year primarily due to the benefits of slightly higher levels of invested assets and a slightly higher yield. For the six months ended June 30, 2004, $56 million of total investment gains were more than offset by $64 million of impairments and losses. The total investment gains include an $18 million benefit reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA. Total investment losses include the original first quarter $49 million charge related to the same early liquidation. Also included in these total investment gains and losses are $35 million of gross realized gains and $10 million of gross realized losses from sales of securities, as well as $1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. For the six months ended June 30, 2003, $251 million of total investment gains were more than offset by $262 million of impairments and losses. Included in these total investment gains and losses are $249 million of gross realized gains and $62 million of gross realized losses from sales of securities, as well as $158 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

In the following table, the Company presents AEFA's aggregate revenues for the six months ended June 30, 2004 and 2003 on a basis that is net of provisions for losses and benefits (see three month discussion for reasons for this presentation).

                                                          Six Months Ended June 30,
                                                          -------------------------
(Millions)                                                    2004          2003
                                                          -----------   -----------
Total GAAP revenues                                       $     3,491   $     2,907
   Less:  Provision for losses and benefits --
    Annuities                                                     521           553
    Insurance                                                     419           379
    Investment certificates                                        93           100
                                                          -----------   -----------
      Total                                                     1,033         1,032
                                                          -----------   -----------
Net revenues                                              $     2,458   $     1,875
                                                          ===========   ===========

The provision for losses and benefits for annuities decreased 6 percent primarily due to lower crediting rates, partially offset by a higher average inforce level. Insurance provisions increased 11 percent as higher average inforce levels were partially offset by lower life insurance crediting rates. Investment certificates provisions decreased 7 percent primarily due to lower crediting rates and the effect on the stock market certificate product of lower appreciation in the S&P 500 during the first half of the year versus the same period a year ago, partially offset by higher average reserves.

Human resources expense increased 27 percent reflecting the effects of the Threadneedle acquisition, higher field force compensation-related costs and merit increases. The average number of employees (excluding financial advisors) was down 2 percent, excluding Threadneedle, which added approximately 1,000 employees as of the September 30, 2003 acquisition. These increases were partially offset by a $44 million DAC valuation benefit reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products. The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) is discussed in more detail in the following DAC section. Other operating expenses increased 26 percent reflecting the effect of the Threadneedle acquisition and costs related to various industry regulatory and legal matters. These increases were partially offset by the $22 million DAC valuation benefit noted earlier and a lower minority interest expense for premium deposits related to a joint venture with AEB. See the DAC section below for further discussion of DAC and related adjustments.

The effective tax rate at AEFA rose primarily as a result of required amendments to prior-year tax returns.

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

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                       June 30,    December 31,
                                                         2004          2003
                                                     -----------   ------------
(Millions)                                           (Unaudited)
Annuities                                            $     1,877   $      1,734
Life and health insurance                                  1,702          1,602
Other                                                        328            382
                                                     -----------   ------------
  Total                                              $     3,907   $      3,718
                                                     ===========   ============

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

MUTUAL FUND INDUSTRY DEVELOPMENTS

As has been widely reported, the SEC, the National Association of Securities Dealers, Inc. (NASD) and several state attorneys general have brought proceedings challenging several mutual fund industry practices, including late trading, market timing, disclosure of revenue sharing arrangements and inappropriate sales of B shares. AEFA has received requests for information concerning its practices and is providing information and cooperating fully with these inquiries.

In May 2004, the Company reported that the broker-dealer subsidiary of AEFA had received notification from the staff of the NASD indicating that it had made a preliminary determination to recommend that the NASD bring an action against AEFA for potential violations of federal securities laws and the rules and regulations of the Securities and Exchange Commission and the NASD. The notice received by AEFA comes in the context of a broader industry-wide review of the mutual fund and brokerage industries that is being conducted by various regulators. The NASD staff's allegations relate to AEFA's practices with respect to various revenue sharing arrangements pursuant to which AEFA receives payments from certain non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. In particular, the NASD has alleged that AEFA

(i) failed to properly disclose such revenue sharing arrangements from January 2001 until May 2003, (ii) failed to properly disclose such revenue sharing arrangements in its brokerage confirmations and (iii) received directed brokerage from January 2001 until December 2003. The notice from the NASD staff is intended to give AEFA an opportunity to discuss the issues it has raised. AEFA has been availing itself of this opportunity and continues to cooperate fully with the NASD's inquiry regarding this matter, as well as all other regulatory inquiries.

In addition to the foregoing, in February 2004 AEFA was one of 15 firms that settled an enforcement action brought by the SEC and the NASD relating to breakpoint discounts (i.e., volume discounts available to investors who make large mutual fund purchases) pursuant to which AEFA paid a fine of $3.7 million and is in the process of reimbursing customers to whom the firm failed to deliver such discounts.

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

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)

                                             June 30,     December 31,    Percentage       June 30,     Percentage
                                               2004           2003         Inc/(Dec)         2003        Inc/(Dec)
                                           -----------    ------------    ----------     -----------    ----------
                                           (Unaudited)                                   (Unaudited)
Investments                                $      41.8    $       42.1          (0.5)%   $      42.4          (1.3)%
Separate account assets                    $      32.9    $       30.8           6.8     $      24.1          36.8
Deferred acquisition costs                 $       3.9    $        3.7           5.1     $       3.6           7.9
Total assets                               $      90.8    $       84.6           7.3     $      76.3          19.0
Client contract reserves                   $      41.9    $       41.2           1.8     $      40.2           4.3
Separate account liabilities               $      32.9    $       30.8           6.8     $      24.1          36.8
Total liabilities                          $      84.5    $       77.5           9.0     $      69.6          21.3
Total shareholder's equity                 $       6.3    $        7.1         (10.8)    $       6.7          (5.5)
Return on average total
  shareholder's equity before
  accounting change*                              11.7%           10.4%            -             9.6%            -
Return on average total
  shareholder's equity*                           10.5%           10.2%            -             9.6%            -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Investments decreased compared to June 30, 2003 primarily as a result of lower unrealized appreciation, partially offset by proceeds from sales of the underlying fixed rate products. Investments include $3.2 billion, $3.2 billion and $2.3 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. These investments represent 8 percent, 8 percent and 6 percent of AEFA's investment portfolio at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. Non-performing assets relative to invested assets (excluding short-term cash positions) were 0.04%, 0.07% and 0.08% at June 30, 2004, December 31, 2003 and June 30, 2003,
respectively. Management believes a more relevant measure of exposure of AEFA's below investment grade securities should exclude $240 million of below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46).
These assets are not available for AEFA's general use as they are for the benefit of the collateralized debt obligation (CDO) debt holders and reductions in values of such investments will be fully absorbed by the third party investors. Excluding the impacts of FIN 46, investments include $3.0 billion of below investment grade securities (excluding net unrealized appreciation and depreciation), representing 7 percent of AEFA's investment portfolio at June 30, 2004.

During 2004, AEFA continued to hold investments in CDOs and an SLT, some of which are also managed by AEFA, and were not consolidated pursuant to the adoption of FIN 46 as the Company was not considered a primary beneficiary. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and the SLT as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and SLTs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2004, the carrying values of the CDO residual tranches and SLT notes, managed by AEFA, were $30 million and nil, respectively. AEFA also has a retained interest in a CDO securitization with a carrying value of $712 million, of which $529 million is considered investment grade, as well as an additional $25 million in rated CDO tranches and $28 million in a minority-owned SLT, both of which are managed by third parties. CDOs and the SLT are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of the SLT, AEFA's return is based on a reference portfolio of loans.

The carrying value of the CDO and SLT investments, as well as derivatives recorded on the balance sheet as a result of consolidating certain SLTs, and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference portfolio of the SLT and, as such, are subject to change. Generally, the SLTs are structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and SLTs is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. In addition, the derivatives recorded as a result of consolidating certain SLTs under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. The exposure to loss as a result of AEFA's investment in these SLTs consolidated under FIN 46 is represented by the pretax net assets of the consolidated SLTs, which were $714 million at June 30, 2004; upon the closing of the early liquidation of an SLT as described above, this exposure is expected to be reduced by approximately $238 million. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO or SLT investment or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO or SLT may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO, SLT or consolidated derivative carrying amount.

Separate account assets increased from the prior year due to market appreciation, an additional $2.6 billion of assets from the Threadneedle acquisition as well as net inflows. Separate account assets increased from December 31, 2003 due to market appreciation and net inflows.

Client contract reserves increased 4 percent when compared to June 30, 2003 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003

                             STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three Months Ended                          Six Months Ended
  (Dollars in millions)                                 June 30,                                  June 30,
                                                -----------------------   Percentage     -----------------------   Percentage
                                                   2004         2003       Inc/(Dec)        2004         2003       Inc/(Dec)
                                                ----------   ----------   ----------     ----------   ----------   ----------
  Net revenues:
    Interest income                             $      131   $      148        (12.0)%   $      265   $      297        (10.8)%
    Interest expense                                    51           57        (11.3)           104          117        (11.4)
                                                ----------   ----------                  ----------   ----------
      Net interest income                               80           91        (12.4)           161          180        (10.4)
    Commissions and fees                                70           57         23.7            140          112         25.3
    Foreign exchange income and other
       revenues                                         53           52          2.5            112          105          6.6
                                                ----------   ----------                  ----------   ----------
      Total net revenues                               203          200          1.8            413          397          4.2
                                                ----------   ----------                  ----------   ----------
  Expenses:
    Human resources                                     71           64         11.3            146          125         17.7
    Other operating expenses                            78           70         12.0            159          143         11.4
    Provision for losses                                12           27        (57.4)            18           61        (71.2)
                                                ----------   ----------                  ----------   ----------
      Total expenses                                   161          161         (0.1)           323          329         (1.7)
                                                ----------   ----------                  ----------   ----------
  Pretax income                                         42           39          9.4             90           68         32.3
  Income tax provision                                  14           12         22.4             32           22         47.1
                                                ----------   ----------                  ----------   ----------
  Net income                                    $       28   $       27          3.6     $       58   $       46         25.2
                                                ==========   ==========                  ==========   ==========

AEB reported net income of $28 million and $58 million for the three and six months ended June 30, 2004, respectively, up from $27 million and $46 million, respectively, for the same periods a year ago. For the six-month period, results include $11 million ($8 million after-tax) of human resources and other operating costs reflecting AEB's decision to further rationalize certain New York and Asia activities.

Net interest income declined for both periods due to lower levels of Personal Financial Services (PFS) loan balances, reflecting AEB's previous decision to temporarily curtail loan origination in Hong Kong and a decline in the Corporate Banking loan portfolio. Commissions and fees increased 24 percent and 25 percent, respectively, primarily due to higher volumes in the Financial Institutions Group (FIG) and Private Banking. Foreign exchange income and other revenues rose 2 percent and 7 percent, respectively, due to higher client activity in Private Banking and PFS, partially offset by lower FIG revenue primarily due to losses on FIG seed capital investments in mutual funds versus gains last year, and lower capital gains in the six-month period.

Human resources expenses rose 11 percent and 18 percent for the three and six-month periods ended June 30, 2004, respectively, reflecting higher management incentive costs, merit increases and reengineering expenses in New York and Asia, noted previously. Other operating expenses rose 12 percent and 11 percent, respectively, for the same periods primarily due to higher technology charges in the three-month period and currency translation losses, previously recorded in shareholder's equity, resulting from AEB's decision to further rationalize certain activities in Asia in the six-month period.

Provision for losses decreased 57 percent and 71 percent for the three and six months, respectively, due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong Kong and lower PFS loan volumes.

LIQUIDITY AND CAPITAL RESOURCES

                SELECTED BALANCE SHEET INFORMATION (GAAP BASIS)

(Dollars in billions, except where indicated)      June 30,     December 31,    Percentage       June 30,     Percentage
                                                    2004           2003         Inc/(Dec)         2003        Inc/(Dec)
                                                 -----------    ------------    ----------     -----------    ----------
                                                 (Unaudited)                                   (Unaudited)
Total loans                                      $       6.5    $        6.5          (0.5)%   $       5.8          10.4%
Total non-performing loans (millions)            $        50    $         78         (35.4)    $       102         (50.8)
Other non-performing assets (millions)           $         2    $         15         (88.7)    $        16         (89.5)
Reserve for credit losses (millions) (a)         $       105    $        121         (13.4)    $       151         (30.4)
Loan loss reserve as a
  percentage of total loans                              1.6%            1.7%            -             2.4%            -
Total Personal Financial Services (PFS) loans    $       1.3    $        1.4          (3.1)    $       1.5          (9.2)
30+ days past due PFS loans as a
  percentage of total PFS loans                          5.5%            6.6%            -             5.5%            -
Assets managed (b) / administered                $      16.9    $       16.2           4.6     $      14.1          19.6
Assets of non-consolidated joint ventures (c)    $       1.7    $        1.7           1.7     $       1.8          (4.0)
Total assets                                     $      14.1    $       14.2          (0.6)    $      13.8           2.8
Deposits                                         $      11.2    $       10.8           4.1     $      10.1          11.0
Total liabilities                                $      13.2    $       13.3          (0.7)    $      12.8           3.0
Total shareholder's equity (millions)            $       953    $        949           0.5     $       955          (0.2)
Return on average total assets (d)                      0.81%           0.74%            -            0.75%            -
Return on average total shareholder's
  equity (e)                                            11.9%           10.8%            -            10.5%            -
Risk-based capital ratios (f):
   Tier 1                                               12.0%           11.4%            -            10.5%            -
   Total                                                11.8%           11.3%            -            10.7%            -
Leverage ratio                                           5.9%            5.5%            -             5.5%            -

(a) Allocation of reserves (millions):
      Loans                                      $       103    $        113                   $       142
      Other assets, primarily matured
        foreign exchange and other
        derivative contracts                               1               6                             5
      Other credit-related commitments                     1               2                             4
                                                 -----------    ------------                   -----------
         Total reserve for credit losses         $       105    $        121                   $       151
                                                 ===========    ============                   ===========

(b)  Includes assets managed by AEFA.
(c) Excludes American Express International Deposit Company's total assets (which are 100% consolidated at AEFA).
(d) Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.
(e) Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
(f)  Based on legal entity information.

AEB had worldwide loans outstanding at June 30, 2004 and December 31, 2003 of approximately $6.5 billion, up from $5.8 billion at June 30, 2003. The increase since the second quarter of 2003 results from a net $400 million increase in consumer and Private Banking loans, consisting of a $600 million increase in Private Banking loans and a $200 million decline in PFS and other loans, and a $350 million increase in Financial Institution loans, partially offset by a $100 million decrease in Corporate Banking loans. As of June 30, 2004 and December 31, 2003, consumer and Private Banking loans comprised 68 percent of total loans as compared to 66 percent at June 30, 2003. Financial Institution loans comprised 30 percent of total loans at June 30, 2004 as compared to 29 percent at December 31, 2003 and 28 percent at June 30, 2003. Corporate Banking loans comprised 2 percent of total loans at June 30, 2004 versus 3 percent at December 31, 2003 and 6 percent at June 30, 2003 as AEB continues to wind down its Corporate Banking business.

Total non-performing loans of $50 million at June 30, 2004 decreased from $78 million at December 31, 2003 and $102 million at June 30, 2003. The decreases reflect loan payments and write-offs, partially offset by net downgrades.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various credit-related commitments and market placements added approximately $7.7 billion, $7.6 billion and $7.8 billion to AEB's credit exposures at June 30, 2004, December 31, 2003 and June 30, 2003, respectively. Included in these additional exposures at June 30, 2004, December 31, 2003 and June 30, 2003 are relatively lower risk cash and securities-related balances totaling $5.7 billion, $5.4 billion and $5.8 billion, respectively.

Managed assets rose over the past 12 months primarily due to 10 percent growth in Private Banking client holdings, 3 percent growth in PFS client holdings and 50 percent growth in FIG managed assets reflecting net asset inflows, market appreciation and a positive foreign currency translation impact.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $58 million and $116 million for the three and six months ended June 30, 2004, respectively, compared with net expenses of $56 million and $100 million in the same periods a year ago. Net expenses increased primarily due to higher interest expense on long-term debt issued in the second half of 2003 and increased corporate investment spending on compliance and technology projects, partially offset by an $18 million benefit from the final settlement of a Federal tax audit.


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


Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to successfully implement a business model that allows for significant earnings growth based on revenue growth that is lower than historical levels, including the ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost-control initiatives, as well as factors impacting the Company's revenues; the Company's ability to cost effectively manage and expand cardmember benefits, including containing the growth of its marketing, promotion, rewards and cardmember services expenses; the Company's ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability of the Company to generate sufficient revenues for expanded investment spending and to actually spend such funds to the extent available, and the ability to capitalize on such investments to improve business metrics; credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; volatility in the valuation assumptions for the interest-only (I/O) strip relating to TRS'lending securitizations;
fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover Deferred Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; the impact on the Company's businesses resulting from continuing geopolitical uncertainty; the overall level of consumer confidence; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates on its card products in light of market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services business; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; AEFA's ability to develop and roll out new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; successfully cross-selling financial, travel, card and other products and services to the Company's customer base, both in the United States and internationally; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the investment and insurance businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of TRS' billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the costs and integration of acquisitions; and outcomes and costs associated with litigation and compliance and regulatory matters.
A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and its other reports filed with the SEC.

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

         In June 2002, British Airways filed an action in the United States District Court for the Southern District of New York captioned British Airways PLC v. American Express Travel Related Services Company, Inc. The action arose over British Airways' decision not to accept any credit or charge cards (including the American Express card) in the United Kingdom for payment of "corporate net fares", which are fares negotiated privately with corporations. On April 21, 2004, British Airways and American Express agreed to a joint stipulation pursuant to which each party dismissed its respective claims against the other.

         Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In Re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys' fees and costs, and interest. On March 31, 2004, the Court granted the Company's motion to dismiss the lawsuit. In May 2004, the plaintiffs gave notice that they intended to appeal the Court's order of dismissal.

         In November 2002, a suit, captioned Haritos et al. v. American Express Financial Corporation and IDS Life Insurance Company, was filed in the United States District Court for the District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors during an undefined class period. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940 (the "IAA"). The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans. In June 2004, the Court denied the Company's motion to dismiss the action as a matter of law. The Court did indicate, however, that the plaintiffs may not have a compelling case under the IAA. Notwithstanding the Court's denial of the Company's motion to dismiss, the Company believes that the plaintiffs' case suffers from various factual and legal weaknesses and it intends to continue to defend the case vigorously.

         The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state's laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements.

         The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys' fees on their own behalf and on behalf of the putative class of persons similarly situated. In
         June 2004, the Company and certain of its subsidiaries filed a motion in the U.S. District Court for the Southern District of Florida in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003) renewing the request seeking preliminary approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company's collection and disclosure of fees assessed on transactions made in foreign currencies. (The settlement had been preliminarily approved by the Court in February 2004; however, subsequent to such preliminary approval, the matter was reassigned to another judge in the same court who vacated the preliminary approval order and invited the parties to present the settlement for consideration once again.) The motion asked the Court to preliminarily approve a settlement pursuant to which the Company would (a) deposit $75 million into a fund that would be established to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys' fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices. The Company has established reserves to cover the proposed payment that would be made to reimburse class members and pay attorneys' fees. The motion also asked the court to enjoin all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May
         2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois
         (filed September 2003); and (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January
         2004).

         The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following:
         (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004);
         (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February,
         2004); and (viii) The Marcus Corporation v. Amercian Express Company et al., U.S. District Court for the Southern District of New York (filed July, 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S.

         District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the U.S. District Court for the Southern District of New York. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York.

         The Securities and Exchange Commission (the "SEC"), NASD, Inc. (the "NASD"), and several state attorneys general have brought numerous enforcement proceedings against individuals and firms challenging several mutual fund industry practices including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m. ET), market timing (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds, and inappropriate sales of B (no front end load) shares. American Express Financial Advisors ("AEFA") has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

         In May 2004, the Company reported that the broker-dealer subsidiary of AEFA had received notification from the staff of the NASD indicating that it had made a preliminary determination to recommend that the NASD bring an action against AEFA for potential violations of federal securities laws and the rules and regulations of the SEC and the NASD. The notice received by AEFA comes in the context of a broader industry-wide review of the mutual fund and brokerage industries that is being conducted by various regulators. The NASD staff's allegations relate to AEFA's practices with respect to various revenue sharing arrangements pursuant to which AEFA receives payments from certain non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. In particular, the NASD has alleged that AEFA (i) failed to properly disclose such revenue sharing arrangements from January 2001 until May 2003, (ii) failed to properly disclose such revenue sharing arrangements in its brokerage confirmations and (iii) received directed brokerage from January 2001 until December 2003. The notice from the NASD staff is intended to give AEFA an opportunity to discuss the issues it has raised. AEFA has been availing itself of this opportunity and continues to cooperate fully with the NASD's inquiry regarding this matter, as well as all other regulatory inquiries.

         In early March 2004, a purported class action, captioned Naresh Chand
         v. American Express Company, American Express Financial Corporation and American Express Financial Advisors, Inc. was filed in the United States District Court for the Southern District of New York. Subsequent to the filing of the Chand lawsuit, the following purported class actions were also filed against the Company, American Express Financial Corporation and American Express Financial Advisors, Inc. in the U.S. District Court for the Southern District of New York: (i) Elizabeth Flenner v. American Express Company et al. (March 2004); (ii) John B. Perkins v. American Express Company et al. (March 2004); (iii) Kathie Kerr v. American Express Company et al. (April 2004); and (iv) Leonard D. Caldwell, Gale D. Caldwell and Richard T. Allen v. American Express Company et al. (April 2004). In addition, in July 2004, a purported class action captioned Ronald Beer v. American Express Company et al. was filed in the Supreme Court of the State of New York, New York County. The plaintiffs in each of the lawsuits allege violations of certain federal securities laws and/or state statutory and common law. The plaintiffs, among other things, allege that the defendants did not adequately disclose AEFA financial advisors' incentive to sell American Express-branded mutual funds to clients, as well as the "incentive arrangements" for the sale to and continued holding by AEFA clients of mutual funds of eleven mutual fund families ("preferred funds") from whom AEFA received revenue sharing payments. The lawsuits seek an unspecified amount of damages, rescission and restitution.

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

         In mid-April 2004, a purported class action captioned Corgan v. American Express Financial Corporation and American Express Financial Advisors was filed in the Circuit Court of St. Clair County, Illinois. The complaint also names various other defendants that are not affiliated with the Company and its subsidiaries. The plaintiff purports to represent a class of all persons holding shares in mutual funds within various defendants' respective fund complexes, including AEFA's, within the last ten years. The plaintiff alleges that persons holding shares in the defendants' funds were damaged by defendants' "breaches of prospectuses, subscription agreements and confirmations." The lawsuit seeks damages and attorneys' fees. The plaintiffs voluntarily dismissed their complaint in May 2004.

         In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several "AXP" mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The Company intends to file a motion to dismiss the complaint.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

         (e) Issuer Purchases of Securities

         The table below sets forth the information with respect to purchases made by or on behalf of the Company of the Company's common stock during the quarter ended June 30, 2004.

                                                                         Total Number     Maximum
                                                                           of Shares     Number of
                                                                         Purchased as    Shares that
                                                                           Part of       May Yet Be
                                                                          Publicly       Purchased
                                         Total Number                     Announced        Under
                                          of Shares     Average Price     Plans or      the Plans or
         Period                           Purchased     Paid Per Share   Programs (3)     Programs
         -----------------------------   ------------   --------------   ------------   ------------
         April 1-30, 2004
           Repurchase program (1)           4,876,900   $        49.70      4,876,900    119,147,023
           Employee transactions (2)           77,909   $        50.49            N/A            N/A

         May 1-31, 2004
           Repurchase program (1)          10,991,800   $        48.82     10,991,800    108,155,223
           Employee transactions (2)           82,308   $        49.56            N/A            N/A

         June 1-30, 2004
           Repurchase program (1)           3,258,200   $        50.87      3,258,200    104,897,023
           Employee transactions (2)          280,233   $        51.35            N/A            N/A
                                         ------------                    ------------

         Total
           Repurchase program (1)          19,126,900   $        49.39     19,126,900
           Employee transactions (2)          440,450   $        50.88            N/A

         (1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At present, the Company has approximately 105 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 465 million shares under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

         (2) Includes: (1) shares delivered or attested to in satisfaction of the exercise price and/or tax withholding obligation by holders of employee stock options who exercised options (granted under the Company's incentive compensation plans) and (2) restricted shares withheld (under the terms of grants under the Company's incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company's incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

         (3) Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 4.  Submission of Matters to a Vote of Security Holders

         For information relating to the matters voted upon at the Company's annual meeting of shareholders was held on April 26, 2004, see the information set forth under the caption "Item 4. Submission of Matters to a Vote of Security Holders" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004, which is incorporated herein by reference.

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             See Exhibit Index on page E-1 hereof.

         (b) Reports on Form 8-K:

             Form 8-K, dated April 22, 2004, Items 9 and 12, reporting on the Company's financial results for the three months ended March 31, 2004, and including a 2004 First Quarter Earnings Supplement.

             Form 8-K, dated May 19, 2004, Item 5, reporting on a notification received by the broker-dealer subsidiary of the Company's American Express Financial Advisors operating segment from the staff of NASD, Inc.

             Form 8-K, dated June 3, 2004, Item 9, reporting on a presentation delivered by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, at the Sanford C. Bernstein & Co.'s Strategic Decisions Conference.

             Form 8-K, dated July 26, 2004, Items 9 and 12, reporting the Company's financial results for the three and six months ended June 30, 2004, and including a 2004 Second Quarter Earnings Supplement.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  AMERICAN EXPRESS COMPANY
                                        (Registrant)


Date:  July 29, 2004            By  /s/ Gary L. Crittenden
                                      -----------------------------------
                                      Gary L. Crittenden
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Financial Officer)


Date:  July 29, 2004            By  /s/ Joan C. Amble
                                      -----------------------------------
                                      Joan C. Amble
                                      Senior Vice President and
                                      Comptroller
                                      (Principal Accounting Officer)

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