Form 10-Q
period 2004-09-30
AMERICAN EXPRESS CO
filed 2004-11-08
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2004

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)

             New York                               13-4922250
 ----------------------------------   -------------------------------------
  (State or other jurisdiction of      (I.R.S. Employer Identification No.)
  incorporation or organization)

  World Financial Center, 200 Vesey Street, New York, NY          10285
 --------------------------------------------------------  -------------------
       (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code   (212) 640-2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                        Outstanding at October 31, 2004
-----------------------------------------     -------------------------------
 Common Shares (par value $.20 per share)         1,255,187,918 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                           Page No.
                                                                                           --------
Part I.    Financial Information:

           Item 1.  Financial Statements

                    Consolidated Statements of Income - Three months ended September
                    30, 2004 and 2003                                                             1

                    Consolidated Statements of Income - Nine months ended September               2
                    30, 2004 and 2003

                    Consolidated Balance Sheets - September 30, 2004 and December                 3
                    31, 2003

                    Consolidated Statements of Cash Flows - Nine months ended                     4
                    September 30, 2004 and 2003

                    Notes to Consolidated Financial Statements                                 5-13

                    Independent Accountants' Review Report                                       14

           Item 2.  Management's Discussion and Analysis of Financial Condition               15-45
                    and Results of Operations

           Item 4.  Controls and Procedures                                                      45

Part II.   Other Information

           Item 1.  Legal Proceedings                                                            47

           Item 2.  Changes in Securities, Use of Proceeds and Issuer Purchases                  50
                    of Equity Securities

           Item 6.  Exhibits and Reports on Form 8-K                                             51

           Signatures                                                                            52

           Exhibit Index                                                                        E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                    Three Months Ended
                                                                                      September 30,
                                                                               ----------------------------
                                                                                   2004            2003
                                                                               ------------    ------------
Revenues:
   Discount revenue                                                            $      2,535     $      2,221
   Net investment income                                                                766              730
   Management and distribution fees                                                     732              603
   Cardmember lending net finance charge revenue                                        562              476
   Net card fees                                                                        474              462
   Travel commissions and fees                                                          426              349
   Other commissions and fees                                                           574              486
   Insurance and annuity revenues                                                       389              345
   Securitization income, net                                                           295              301
   Other                                                                                449              446
                                                                               ------------     ------------
      Total                                                                           7,202            6,419
                                                                               ------------     ------------
Expenses:
   Human resources                                                                    1,796            1,559
   Marketing, promotion, rewards and cardmember services                              1,314            1,016
   Provisions for losses and benefits:
      Annuities and investment certificates                                             298              323
      Life insurance, international banking and other                                   317              265
      Charge card                                                                       206              213
      Cardmember lending                                                                233              279
   Professional services                                                                624              552
   Occupancy and equipment                                                              396              361
   Interest                                                                             216              239
   Communications                                                                       126              126
   Other                                                                                422              422
                                                                               ------------     ------------
      Total                                                                           5,948            5,355
                                                                               ------------     ------------
Pretax income                                                                         1,254            1,064
Income tax provision                                                                    375              294
                                                                               ------------     ------------
Net income                                                                     $        879     $        770
                                                                               ============     ============
Earnings per common share:
   Basic                                                                       $       0.70     $       0.60
                                                                               ============     ============
   Diluted                                                                     $       0.69     $       0.59
                                                                               ============     ============
Average common shares outstanding for earnings per common share:
   Basic                                                                              1,251            1,278
                                                                               ============     ============
   Diluted                                                                            1,275            1,297
                                                                               ============     ============
Cash dividends declared per common share                                       $       0.12     $       0.10
                                                                               ============     ============

                See Notes to Consolidated Financial Statements

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
Revenues:
   Discount revenue                                                            $      7,432     $      6,349
   Net investment income                                                              2,292            2,277
   Management and distribution fees                                                   2,261            1,692
   Cardmember lending net finance charge revenue                                      1,664            1,511
   Net card fees                                                                      1,418            1,368
   Travel commissions and fees                                                        1,311            1,062
   Other commissions and fees                                                         1,668            1,429
   Insurance and annuity revenues                                                     1,131            1,000
   Securitization income, net                                                           807              812
   Other                                                                              1,386            1,298
                                                                               ------------     ------------
      Total                                                                          21,370           18,798
                                                                               ------------     ------------
Expenses:
   Human resources                                                                    5,414            4,625
   Marketing, promotion, rewards and cardmember services                              3,611            2,735
   Provisions for losses and benefits:
      Annuities and investment certificates                                             912              976
      Life insurance, international banking and other                                   817              775
      Charge card                                                                       593              626
      Cardmember lending                                                                834              888
   Professional services                                                              1,739            1,577
   Occupancy and equipment                                                            1,188            1,078
   Interest                                                                             629              700
   Communications                                                                       386              387
   Other                                                                              1,479            1,274
                                                                               ------------     ------------
      Total                                                                          17,602           15,641
                                                                               ------------     ------------
Pretax income before accounting change                                                3,768            3,157
Income tax provision                                                                  1,148              933
                                                                               ------------     ------------
Income before accounting change                                                       2,620            2,224
Cumulative effect of accounting change, net of tax (Note 1)                             (71)              --
                                                                               ------------     ------------
Net income                                                                     $      2,549     $      2,224
                                                                               ============     ============
Earnings per common share - Basic:
   Income before accounting change                                             $       2.07     $       1.73
                                                                               ============     ============
   Net income                                                                  $       2.02     $       1.73
                                                                               ============     ============
Earnings per common share - Diluted:
   Income before accounting change                                             $       2.03     $       1.71
                                                                               ============     ============
   Net income                                                                  $       1.98     $       1.71
                                                                               ============     ============
Average common shares outstanding for earnings per common share:
   Basic                                                                              1,264            1,287
                                                                               ============     ============
   Diluted                                                                            1,289            1,298
                                                                               ============     ============
Cash dividends declared per common share                                       $       0.32     $       0.28
                                                                               ============     ============


                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)

                                                                               September 30,    December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)
Assets
------
Cash and cash equivalents (Note 1)                                             $      7,621     $      5,726
Accounts receivable and accrued interest:
   Cardmember receivables, less credit reserves: 2004, $847; 2003, $916              27,789           27,487
   Other receivables, less credit reserves: 2004, $28; 2003, $18                      4,128            3,782
Investments (Note 3)                                                                 58,614           57,067
Loans:
   Cardmember lending, less credit reserves: 2004, $1,008; 2003, $998                24,223           24,836
   International banking, less credit reserves: 2004, $96; 2003, $113                 6,305            6,371
   Other, net                                                                         1,878            1,093
Separate account assets                                                              32,367           30,809
Deferred acquisition costs                                                            4,060            3,858
Land, buildings and equipment - at cost, less accumulated
   depreciation: 2004, $3,407; 2003, $3,091                                           3,123            3,184
Other assets                                                                          9,165           10,788
                                                                               ------------     ------------
   Total assets                                                                $    179,273     $    175,001
                                                                               ============     ============

Liabilities and Shareholders' Equity
------------------------------------
Customers' deposits                                                            $     19,828     $     21,250
Travelers Cheques outstanding                                                         6,982            6,819
Accounts payable                                                                      8,218            6,591
Insurance and annuity reserves:
   Annuities                                                                         26,827           26,377
   Life and disability policies                                                       5,869            5,592
Investment certificate reserves                                                      10,178            9,207
Short-term debt                                                                      10,506           19,046
Long-term debt                                                                       30,630           20,654
Separate account liabilities                                                         32,367           30,809
Other liabilities                                                                    12,028           13,333
                                                                               ------------     ------------
   Total liabilities                                                                163,433          159,678
                                                                               ------------     ------------

Shareholders' equity:
   Common shares, $.20 par value, authorized 3.6 billion shares;
     issued and outstanding 1,255 million shares in 2004 and
      1,284 million shares in 2003                                                      251              257
   Additional paid-in capital                                                         6,944            6,081
   Retained earnings                                                                  8,322            8,793
   Other comprehensive income (loss), net of tax:
      Net unrealized securities gains                                                   860              931
      Net unrealized derivatives losses                                                (237)            (446)
      Foreign currency translation adjustments                                         (285)            (278)
      Minimum pension liability                                                         (15)             (15)
                                                                               ------------     ------------
   Accumulated other comprehensive income                                               323              192
                                                                               ------------     ------------
      Total shareholders' equity                                                     15,840           15,323
                                                                               ------------     ------------
   Total liabilities and shareholders' equity                                  $    179,273     $    175,001
                                                                               ============     ============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                     $      2,549     $      2,224
Adjustments to reconcile net income
   to net cash provided by operating activities:
      Provisions for losses and benefits                                              1,794            1,805
      Depreciation and amortization                                                     560              484
      Deferred taxes, acquisition costs and other                                       449              286
      Changes in operating assets and liabilities, net of
        effects of acquisitions and dispositions:
          Accounts receivable and accrued interest                                     (498)            (812)
          Other assets                                                                  944           (1,869)
          Accounts payable and other liabilities                                        821             (986)
      Increase in Travelers Cheques outstanding                                         163              150
      Increase in insurance reserves                                                    176              198
      Cumulative effect of accounting change, net of tax (Note 1)                        71                -
                                                                               ------------     ------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                             7,029            1,480
                                                                               ------------     ------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                   6,898           11,357
Maturity and redemption of investments                                                6,181           10,508
Purchase of investments                                                             (14,736)         (23,608)
Net increase in cardmember loans/receivables                                         (2,468)          (1,569)
Cardmember receivables redeemed from trust                                             (300)          (2,085)
Cardmember loans sold to trust                                                        3,888            3,442
Cardmember loans redeemed from trust                                                 (3,000)          (1,000)
Loan operations and principal collections, net                                          (66)            (662)
Purchase of land, buildings and equipment                                              (524)            (714)
Sale of land, buildings and equipment                                                    65               39
Acquisitions, net of cash acquired                                                     (178)            (530)
                                                                               ------------     ------------
NET CASH USED IN INVESTING ACTIVITIES                                                (4,240)          (4,822)
                                                                               ------------     ------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                                       (1,348)             871
Sale of annuities and investment certificates                                         7,861            9,035
Redemption of annuities and investment certificates                                  (6,458)          (5,805)
Net decrease in debt with maturities of three months or less                         (8,996)          (3,709)
Issuance of debt                                                                     15,695           12,483
Principal payments on debt                                                           (5,359)         (11,938)
Redemption of preferred beneficial interests securities                                   -             (500)
Issuance of American Express common shares                                              753              271
Repurchase of American Express common shares                                         (2,645)          (1,180)
Dividends paid                                                                         (383)            (342)
                                                                               ------------     ------------
NET CASH USED IN FINANCING ACTIVITIES                                                  (880)            (814)
                                                                               ------------     ------------

Effect of exchange rate changes on cash                                                 (14)            (104)
                                                                               ------------     ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                                  1,895           (4,260)

Cash and cash equivalents at beginning of period                                      5,726           10,288
                                                                               ------------     ------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                     $      7,621     $      6,028
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

     Cardmember lending net finance charge revenue is presented net of interest expense of $152 million and $116 million for the three months ended September 30, 2004 and 2003, respectively, and $415 million and $360 million for the nine months ended September 30, 2004 and 2003, respectively. Net investment income is presented net of interest expense of $57 million and $53 million for the three months ended September 30, 2004 and 2003, respectively, and $162 million and $172 million for the nine months ended September 30, 2004 and 2003, respectively, related primarily to the Company's international banking operations.

     At September 30, 2004 and December 31, 2003, cash and cash equivalents included $0.9 billion and $1.1 billion, respectively, in special bank accounts for the benefit of customers.

     The Company has securitized charge card receivables totaling $2.7 billion and $3.0 billion at September 30, 2004 and December 31, 2003, respectively, which are included in cardmember receivables on the Consolidated Balance Sheets as they do not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS)
     No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt is included in long-term debt.

     Recently Issued Accounting Standards
     ------------------------------------

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

     The adoption of SOP 03-1 as of January 1, 2004 resulted in a cumulative effect of accounting change that reduced 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits and from considering these liabilities in valuing deferred acquisition costs (DAC) and deferred sales inducement costs associated with those contracts and
     (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits and from considering these liabilities in valuing DAC associated with those contracts. Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. The Company's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     In November 2003, the Financial Accounting Standards Board (FASB) ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The Company complied with the disclosure provisions of this rule in Note 2 to the Consolidated Financial Statements included in its Annual Report on

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Form 10-K for the year ended December 31, 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," and other cost method investments are other-than-temporarily impaired. However, with the issuance of FASB Staff Position (FSP)
     EITF 03-1-1, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

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

     In May 2004, the FASB issued FSP FAS 106-2, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003" (FSP FAS 106-2). The Company elected to early adopt the provisions of FSP FAS 106-2 on a prospective basis as of April 1, 2004. As the annual measurement date for the postretirement benefit plans is September 30, the Company's postretirement benefit obligation was remeasured as of January 1, 2004 giving effect to the actuarially equivalent subsidy benefits. The expected subsidy had the effect of reducing the Company's accumulated postretirement benefit obligation (APBO) by $29 million, which was recognized as a reduction in the unrecognized net actuarial loss. The unrecognized net gain or loss outside a corridor equal to 10% of the APBO is amortized over the average remaining service life of the Company's employees eligible for postretirement benefits. The expected subsidy also affects the service and interest cost of the plan, and reduced net periodic postretirement benefit expense for the second quarter 2004 by approximately $1 million. The expense amounts shown in Note 7 reflect the effects of the early adoption of FSP FAS 106-2.

     In October 2004, the FASB ratified EITF 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings per Share." Certain debt instruments, commonly referred to as "Co-Cos", are contingently convertible into the common shares of the issuer after the common share price has exceeded a predetermined threshold for a specified period of time. Under the EITF guidance, Co-Cos must be included in diluted earnings per share calculations regardless of whether or not the contingency threshold has been met. The impact of this EITF should be retroactively applied to instruments outstanding as of December 31, 2004.

     As of September 30, 2004, the Company has $2 billion principal outstanding of 1.85% Convertible Senior Debentures due 2033 (the Debentures) with a current base conversion price of $69.41 and a contingent conversion threshold of $86.76 per share. Prior to the third quarter of 2004, these Debentures were contingently convertible into cash or common shares of the Company, at the Company's option. During the third quarter of 2004, the Company notified the trustee and holders of the Debentures that the Company was electing that, upon conversion of the Debentures at any time after the date of such notice, the Company will be required to deliver cash in an amount at least equal to the accreted principal amount of the Debentures converted. The Company may not revoke this election without the consent of holders of at least a majority of the original principal amount of the Debentures.

     As a result of this election, in accordance with EITF 04-08, there will be no impact on the future dilutive earnings per share calculation related to these Debentures unless the Company's common share price exceeds the current base conversion price. In that scenario, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury share method.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.   STOCK-BASED COMPENSATION

     At September 30, 2004, the Company has two stock-based employee compensation plans, which are described more fully in Note 14 of the Company's 2003 Annual Report on Form 10-K. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation," prospectively for all stock options granted after December 31, 2002. The Company expensed $13 million and $7 million after-tax for the three months ended September 30, 2004 and 2003, respectively, and expensed $40 million and $17 million after-tax for the nine months ended September 30, 2004 and 2003, respectively, related to stock options granted January 1, 2003 or later.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three and nine months ended September 30, 2004 and 2003:

                                                                  Three Months Ended              Nine Months Ended
                                                                     September 30,                  September 30,
                                                                -------------------------     -------------------------
     (Millions, except per share amounts)                          2004           2003           2004           2003
                                                                ----------     ----------     ----------     ----------
     Net income as reported:                                    $      879     $      770     $    2,549     $    2,224
       Add:  Stock-based employee compensation
          included in reported net income, net of
          related tax effects                                           34             22            105             60
       Deduct:  Total stock-based employee
          compensation expense determined under fair
          value based method, net of related tax effects               (80)           (89)          (243)          (262)
                                                                ----------     ----------     ----------     ----------
     Pro forma net income                                       $      833     $      703     $    2,411     $    2,022
                                                                ==========     ==========     ==========     ==========

     Basic EPS:
       As reported                                              $     0.70     $     0.60     $     2.02     $     1.73
       Pro forma                                                $     0.67     $     0.55     $     1.91     $     1.57
     Diluted EPS:
       As reported                                              $     0.69     $     0.59     $     1.98     $     1.71
       Pro forma                                                $     0.65     $     0.54     $     1.87     $     1.56

3.   INVESTMENT SECURITIES

     The following is a summary of investments at September 30, 2004 and December 31, 2003:

                                                                               September 30,    December 31,
     (Millions)                                                                    2004             2003
                                                                               ------------     ------------
     Available-for-Sale, at fair value
       (cost: 2004, $52,576; 2003, $50,786)                                    $     53,929     $     52,278
     Investment loans, at cost
       (fair value: 2004, $3,893; 2003, $4,116)                                       3,594            3,794
     Trading, at fair value                                                           1,091              995
                                                                               ------------     ------------
       Total                                                                   $     58,614     $     57,067
                                                                               ============     ============

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2004 and 2003:

                                                                    Three Months Ended            Nine Months Ended
                                                                      September 30,                 September 30,
                                                                -------------------------     -------------------------
                                                                   2004           2003           2004           2003
                                                                ----------     ----------     ----------     ----------
     (Millions)
     Gross realized gains on sales                              $       24     $       41     $       67     $      306
     Gross realized (losses) on sales                           $       (6)    $      (37)    $      (17)    $     (100)
     Realized (losses) recognized for
        other-than-temporary impairments                        $       (1)    $       (5)    $      (11)    $     (163)

4.   GUARANTEES

     The Company, through its Travel Related Services (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within one year, the aggregate maximum amount of potential future losses associated with such guarantees would not exceed $88 billion. The total amount of the estimated liability recorded at September 30, 2004 for such programs was $283 million. The reduction in the estimated liability from the second quarter 2004 amount of $333 million resulted as the Company reduced its merchant-related reserves by approximately $60 million during the third quarter of 2004, reflecting modifications in certain merchant agreements to mitigate loss exposure and ongoing favorable credit experience with merchants. The Company has no collateral or other recourse provisions related to these guarantees. Expenses relating to claims under these guarantees were approximately
     $4 million and $15 million for the three and nine months ended
     September 30, 2004, respectively.

     The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees, among others. Generally, guarantees range in term from three months to one year. AEB receives a fee related to most of these guarantees, many of which help to facilitate customer cross-border transactions. At September 30, 2004, the Company held $772 million of collateral supporting these guarantees. The following table provides information related to such guarantees as of September 30, 2004:

                                                                          Maximum amount
     (Millions)                                                           of undiscounted        Amount of
     Type of Guarantee:                                                   future payments    related liability
                                                                          ---------------    -----------------
      Financial letters of credit                                         $           225     $           0.2
      Performance guarantees                                                          102                 0.3
      Financial guarantees                                                            578                 0.5
                                                                          ---------------     ---------------
       Total                                                              $           905     $           1.0
                                                                          ===============     ===============

5.   VARIABLE ANNUITIES AND SALES INDUCEMENT COSTS

     The majority of the variable annuity contracts offered by the Company contain guaranteed minimum death benefit (GMDB) provisions. When market values of the customer's accounts decline, the death benefit payable

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     on a contract with a GMDB may exceed the contract accumulation value. The Company also offers variable annuities with death benefit provisions that gross up the amount payable by a certain percentage of contract earnings; these are referred to as gain gross-up benefits (GGU). In addition, the Company offers contracts containing guaranteed minimum income benefit
     (GMIB) provisions.

                                                                               September 30,    December 31,
     (Dollar amounts in millions)                                                  2004             2003
                                                                               -------------    -------------
     Contracts with GMDB and GGU
     ---------------------------
     Total contract value                                                      $      31,811    $      30,812
     Contract value in separate accounts                                       $      24,865    $      23,978
     Net amount at risk *                                                      $       1,970    $       2,217
     Weighted average attained age                                                        60               60

     Contracts with GMIB
     -------------------
     Total contract value                                                      $         398    $         358
     Contract value in separate accounts                                       $         311    $         268
     Net amount at risk *                                                      $          16    $          23
     Weighted average attained age                                                        59               59

     * Represents current death benefit less total contract value for GMDB, amount of gross up for GGU and accumulated guaranteed minimum benefit base less total contract value for GMIB and assumes the actuarially remote scenario that all claims become payable on the same day.

     The Company had variable annuity guarantee liabilities (which include amounts related to GMDB, GGU and GMIB liabilities) of approximately $31.8 million as of September 30, 2004 pertaining to the net amount at risk as of such date.

     The majority of the GMDB contracts provide for six year reset contract values. In determining the additional liabilities for variable annuity death benefit and GMIB, the Company projects these benefits and contract assessments using actuarial models to simulate various equity market scenarios. Significant assumptions made in projecting future benefits and assessments relate to customer asset value growth rates, mortality, persistency and investment margins and are consistent with those used for DAC asset valuation for the same contracts.

     Sales inducement costs consist of bonus interest credits and premium credits added to certain life insurance and annuity contract values. These benefits are capitalized to the extent they are incremental to amounts that would be credited on similar contracts without the applicable feature. Deferred sales inducement costs were $298 million and $279 million as of September 30, 2004 and December 31, 2003, respectively, and are included in other assets. These costs were previously included in DAC and were reclassified to other assets as part of the adoption of SOP 03-1. The amounts capitalized are amortized using the same methodology and assumptions used to amortize deferred acquisition costs. The Company capitalized $16 million and $11 million during the three months ended September 30, 2004 and 2003, respectively, and $53 million and $54 million during the nine months ended September 30, 2004 and 2003, respectively. The Company amortized $7 million and
     $5 million during the three months ended September 30, 2004 and 2003, respectively, and $24 million and $18 million during the nine months ended September 30, 2004 and 2003, respectively.

6.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2004 and 2003 were as follows:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     -------------------------     -------------------------
     (Millions)                                                         2004           2003           2004           2003
                                                                     ----------     ----------     ----------     ----------
     Net income                                                      $      879     $      770     $    2,549     $    2,224
     Change in:
       Net unrealized securities gains(losses)                              631           (299)           (71)            (5)
       Net unrealized derivative (losses) gains                            (116)           146            209             68
       Foreign currency translation adjustments                              13            (77)            (7)           (71)
                                                                     ----------     ----------     ----------     ----------
     Total comprehensive income                                      $    1,407     $      540     $    2,680     $    2,216
                                                                     ==========     ==========     ==========     ==========

7.   RETIREMENT PLANS

     The components of the net pension cost for all defined benefit plans accounted for under SFAS No. 87 are as follows:

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     -------------------------     -------------------------
     (Millions)                                                         2004           2003           2004           2003
                                                                     ----------     ----------     ----------     ----------
     Service cost                                                    $       34     $       28     $      101     $       86
     Interest cost                                                           32             29             95             88
     Expected return on plan assets                                         (40)           (37)          (121)          (110)
     Amortization of:
       Prior service cost                                                    (1)            (2)            (4)            (6)
       Transition asset                                                       -              -              -             (1)
     Recognized net actuarial loss                                            4              5             14             14
     Settlement/curtailment loss                                              3              3              9              8
                                                                     ----------     ----------     ----------     ----------
     Net periodic pension benefit cost                               $       32     $       26     $       94     $       79
                                                                     ==========     ==========     ==========     ==========

     The net periodic postretirement benefit expense recognized for the three months ended September 30, 2004 and 2003 was $9 million and $10 million, respectively, and $29 million and $30 million for the nine months ended September 30, 2004 and 2003, respectively.

8.   TAXES AND INTEREST

     Income taxes paid (net of refunds) during the nine months ended September 30, 2004 and 2003 were approximately $836 million and $811 million, respectively. Interest paid during both the nine months ended September 30, 2004 and 2003 was approximately $1.2 billion.

9.   EARNINGS PER COMMON SHARE

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three and nine months ended September 30, 2004 and 2003 are as follows:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                         Three Months Ended            Nine Months Ended
                                                                            September 30,                 September 30,
                                                                     -------------------------     -------------------------
     (Millions, except per share amounts)                               2004           2003           2004            2003
                                                                     ----------     ----------     ----------     ----------
     Numerator:
     ----------
       Income before accounting change                               $      879     $      770     $    2,620     $    2,224
       Cumulative effect of accounting change, net of tax                     -              -            (71)             -
                                                                     ----------     ----------     ----------     ----------
       Net income                                                    $      879     $      770     $    2,549     $    2,224
                                                                     ----------     ----------     ----------     ----------
     Denominator:
     ------------
       Basic:  Weighted-average shares outstanding during the
               period                                                     1,251          1,278          1,264          1,287
       Add:  Dilutive effect of stock options, restricted
             stock awards and other dilutive securities                      24             19             25             11
                                                                     ----------     ----------     ----------     ----------
       Diluted                                                            1,275          1,297          1,289          1,298
                                                                     ----------     ----------     ----------     ----------
     Basic EPS:
     ----------
       Income before accounting change                               $     0.70     $     0.60     $     2.07     $     1.73
       Cumulative effect of accounting change, net of tax                     -              -          (0.05)             -
                                                                     ----------     ----------     ----------     ----------
       Net income                                                    $     0.70     $     0.60     $     2.02     $     1.73
                                                                     ----------     ----------     ----------     ----------
     Diluted EPS:
     ------------
       Income before accounting change                               $     0.69     $     0.59     $     2.03     $     1.71
       Cumulative effect of accounting change, net of tax                     -              -          (0.05)             -
                                                                     ----------     ----------     ----------     ----------
       Net income                                                    $     0.69     $     0.59     $     1.98     $     1.71
                                                                     ----------     ----------     ----------     ----------

     For the three months ended September 30, 2004 and 2003, the dilutive effect of stock options excludes 14 million and 37 million options, respectively, from the computation of diluted EPS because to do so would have been antidilutive for the periods presented. Similarly, the number of these excluded stock options for the nine months ended September 30, 2004 and 2003 was 12 million and 83 million, respectively. The convertible debentures issued in November 2003 have been excluded from the computation of EPS because none of the criteria by which this instrument becomes convertible has been attained. As discussed in Note 1, EITF 04-08 will have no impact on the future dilutive earnings per share calculations unless the Company's common share price exceeds the conversion price, currently $69.41, of the Company's $2 billion outstanding of 1.85% Convertible Senior Debentures due 2033.

10.  SEGMENT INFORMATION

     The Company is principally engaged in providing travel-related, financial advisory and international banking services throughout the world. TRS' products and services include, among others, charge cards, cardmember lending products, Travelers Cheques, and corporate and consumer travel services. American Express Financial Advisors' (AEFA) services and products include financial planning and advice, investment advisory services and a variety of products, including insurance and annuities, investment certificates and mutual funds. AEB's products and services primarily include providing banking services to high net worth customers and financial institutions, personal financial services and global trading. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

     The following tables present the results for these operating segments, based on management's evaluation and internal reporting structure, for the three and nine months ended September 30, 2004 and 2003. For certain income statement items that are affected by asset securitizations at TRS, data is provided on both a managed basis, which excludes the effect of securitizations, as well as on a basis prepared in accordance with U.S. generally accepted accounting principles (GAAP). Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of Management's Discussion and Analysis (MD&A) for further information regarding the effect of securitizations on the financial statements. TRS' third

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     quarter and year-to-date results reflect a reconciliation of securitization-related lending receivable accounts, which resulted in a charge to other provision of $115 million (net of $32 million of reserves previously provided) for balances accumulated over the prior five year period as a result of a computational error. The amount of the error was immaterial to any of the quarters in which it occurred and, since the identification of this error, the Company has performed a comprehensive review and revised its procedures accordingly. In addition, net revenues (managed basis) are presented net of provisions for losses and benefits for annuities, insurance and investment certificate products of AEFA, which are essentially spread businesses as further discussed in the AEFA Results of Operations section of MD&A.

                                                                        Three Months Ended             Nine Months Ended
                                                                           September 30,                 September 30,
                                                                     -------------------------     -------------------------
     (Millions)                                                         2004           2003           2004           2003
                                                                     ----------     ----------     ----------     ----------
     Revenues (GAAP basis):
     ----------------------
     Travel Related Services                                         $    5,362     $    4,758     $   15,790     $   13,978
     American Express Financial Advisors                                  1,714          1,525          5,205          4,432
     American Express Bank                                                  205            199            618            596
     Corporate and Other                                                    (79)           (63)          (243)          (208)
                                                                     ----------     ----------     ----------     ----------
     Total                                                           $    7,202     $    6,419     $   21,370     $   18,798
                                                                     ==========     ==========     ==========     ==========

     Net Revenues (managed basis):
     -----------------------------
     Travel Related Services                                         $    5,585     $    5,013     $   16,488     $   14,713
     American Express Financial Advisors                                  1,194            990          3,652          2,865
     American Express Bank                                                  205            199            618            596
     Corporate and Other                                                    (79)           (63)          (243)          (208)
                                                                     ----------     ----------     ----------     ----------
     Total                                                           $    6,905     $    6,139     $   20,515     $   17,966
                                                                     ==========     ==========     ==========     ==========

     Pretax income (loss) before accounting change:
     ----------------------------------------------
     Travel Related Services                                         $    1,047     $      892     $    3,099     $    2,687
     American Express Financial Advisors                                    257            224            838            611
     American Express Bank                                                   49             41            139            109
     Corporate and Other                                                    (99)           (93)          (308)          (250)
                                                                     ----------     ----------     ----------     ----------
     Total                                                           $    1,254     $    1,064     $    3,768     $    3,157
                                                                     ==========     ==========     ==========     ==========

     Income (loss) before accounting change:
     ---------------------------------------
     Travel Related Services                                         $      726     $      606     $    2,123     $    1,824
     American Express Financial Advisors                                    186            197            588            487
     American Express Bank                                                   32             27             90             73
     Corporate and Other                                                    (65)           (60)          (181)          (160)
                                                                     ----------     ----------     ----------     ----------
     Total                                                           $      879     $      770     $    2,620     $    2,224
                                                                     ==========     ==========     ==========     ==========

     Net income (loss):
     ------------------
     Travel Related Services                                         $      726     $      606     $    2,123     $    1,824
     American Express Financial Advisors                                    186            197            517*           487
     American Express Bank                                                   32             27             90             73
     Corporate and Other                                                    (65)           (60)          (181)          (160)
                                                                     ----------     ----------     ----------     ----------
     Total                                                           $      879     $      770     $    2,549*    $    2,224
                                                                     ==========     ==========     ==========     ==========

     * Results for the nine months ended September 30, 2004 reflect a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  SUBSEQUENT EVENTS

     In October 2004, the Company announced an agreement to sell the leasing product line in its small business financing unit, American Express Business Financial Corporation (AEBF), with a loan portfolio of approximately $1.5 billion. The Company does not expect the gain on the sale of AEBF to have a material impact on fourth quarter net income as the Company also expects to incur unrelated, newly anticipated costs associated with global reengineering initiatives.

     Additionally, the Company announced that it has signed agreements with Delta Air Lines to extend its co-brand, Membership Rewards and merchant partnerships. The agreements will extend these partnerships into the next decade. As part of the agreements, American Express has committed to prepay $500 million for the future purchase of Delta SkyMiles rewards points. The Company has also committed to loan Delta up to $100 million in connection with senior secured financing being arranged with Delta by GE Commercial Finance. Both the prepayment and the loan will have a three-year term, and both will be fully collateralized by a pool of assets and are subject to certain conditions.

Report of Independent Registered Public Accounting Firm

The Shareholders and Board of Directors
American Express Company

We have reviewed the consolidated balance sheet of American Express Company (the "Company") as of September 30, 2004 and the related consolidated statements of income for the three and nine-month periods ended September 30, 2004 and 2003, and consolidated statements of cash flows for the nine-month periods ended September 30, 2004 and 2003. These financial statements are the responsibility of the Company's management.

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

New York, New York
November 4, 2004

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company's consolidated net income for the three-month period ended September 30, 2004 of $879 million rose 14 percent from $770 million in the same period a year ago. Diluted earnings per share (EPS) of $0.69 increased 17 percent from $0.59. On a trailing 12-month basis, return on average shareholders' equity was 21.5 percent.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the three months ended September 30, 2004.

The following discussion is presented on a basis prepared in accordance with GAAP unless otherwise noted.

Revenues
--------
Consolidated revenues for the three months ended September 30, 2004 were $7.2 billion, up 12 percent from $6.4 billion in the same period a year ago reflecting 13 percent growth at TRS, 12 percent growth at AEFA and 3 percent growth at AEB. As discussed in further detail below, the increase in the third quarter was due primarily to increases in discount revenue, management and distribution fees, cardmember lending net finance charge revenue, travel and other commissions and fees, and insurance and annuity revenues.

Discount revenue at TRS rose 14 percent as compared to a year ago as a result of a 16 percent increase in worldwide billed business, reflecting higher average cardmember spending and growth in cards-in-force, partially offset by a lower discount rate. Net investment income increased 5 percent as lower interest income on investment and liquidity pools held within card funding vehicles at TRS and lower net interest income at AEB were more than offset by a 5 percent increase at AEFA. The increase at AEFA is primarily due to net investment gains in the current period versus net investment losses a year ago and the benefits of slightly higher levels of invested assets. The net investment gains include a $7 million benefit primarily reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA.

Management and distribution fees increased 21 percent representing a 34 percent increase in management fees and a 7 percent increase in distribution fees. The management fees increase resulted from higher average assets under management, reflecting the impact from the September 30, 2003 acquisition of Threadneedle Asset Management Holdings LTD (Threadneedle), improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees partially offset by lower limited partnership and brokerage-related revenues.

Cardmember lending net finance charge revenue at TRS increased 18 percent, reflecting the effects of 17 percent growth in the average balance of the owned lending portfolio and a higher average yield. Net card fees increased 2 percent primarily reflecting 7 percent growth in cards-in-force. Travel commissions and fees rose 22 percent as a result of a 23 percent increase in travel sales, which includes the benefit from the acquisition of Rosenbluth International (Rosenbluth) in the fourth quarter of 2003 and improvement in the travel environment. Other commissions and fees increased 18 percent primarily due to greater volume-related foreign exchange conversion fees, card fees and assessments at TRS. Insurance and annuity revenues increased 13 percent primarily due to strong property-casualty and higher life insurance-related revenues at AEFA.

Net securitization income, which includes non-credit provision components of the net gains and charges from securitization activities, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans and servicing income, net of related discounts or fees, decreased 2 percent primarily due to lower excess servicing income resulting from lower finance charge yields on securitized loans.

Expenses
--------
Consolidated expenses for the three months ended September 30, 2004 were $5.9 billion, up 11 percent from $5.4 billion for the same period in 2003 reflecting increases of 12 percent at both TRS and AEFA, while AEB expenses decreased slightly. As discussed in further detail below, the increase in the third quarter of 2004 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, professional services, and occupancy and equipment expenses partially offset by lower provisions for losses and benefits and interest expense.

Human resources expenses increased 15 percent versus last year due to the impact of the acquisitions of Rosenbluth and Threadneedle in late 2003, increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses. The higher stock-based compensation expense reflects the Company's decision to expense stock options beginning in 2003 and to modify compensation practices and use restricted stock awards in place of stock options for middle management. The increase in human resources expenses also reflects a $9 million decrease in favorable deferred acquisition costs (DAC) adjustments this year versus last year at AEFA.

Marketing, promotion, rewards and cardmember services expenses increased 29 percent versus a year ago primarily due to a 29 percent increase at TRS related to increased rewards costs, reflecting a higher redemption rate, strong volume growth and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

Total provisions for losses and benefits decreased 2 percent from last year, primarily resulting from a combined 8 percent reduction in annuity and investment certificate provisions at AEFA, a 3 percent reduction in charge card provision at TRS and a 16 percent decrease in TRS cardmember lending provision, partially offset by a 20 percent increase in life insurance, international banking and other provisions. Annuity provisions at AEFA decreased 9 percent primarily due to lower interest crediting rates and the effect of depreciation in the S&P 500 on equity indexed annuities during the current quarter versus appreciation in the same period a year ago, partially offset by a higher average inforce level. Investment certificate provisions at AEFA decreased 1 percent primarily due to the effect on the stock market certificate product of depreciation in the S&P 500 during the current quarter versus appreciation in the same period a year ago, partially offset by higher average reserves and interest crediting rates.

The increase in life insurance, international banking and other provisions was primarily driven by an increase in other provisions at TRS reflecting a reconciliation of securitization-related lending receivable accounts, which resulted in a charge of $115 million (net of $32 million of reserves previously provided) for balances accumulated over the prior five-year period as a result of a computational error. The amount of the error was immaterial to any of the quarters in which it occurred and, since the identification of this error, the Company has performed a comprehensive review and revised its procedures accordingly.

Separately, other provisions at TRS were favorably impacted by a reduction in merchant-related reserves of approximately $60 million that reflects modifications in certain merchant agreements to mitigate loss exposure and ongoing favorable credit experience with merchants.

The charge card provision at TRS decreased, despite higher volume, due to strong credit quality as reflected in past due percentages and net loss ratios. The lending provision at TRS decreased despite growth in average loans outstanding primarily due to the benefits of well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong.

Professional services expense rose 13 percent versus the same period a year ago primarily due to increased technology costs related to higher business and service-related volumes at TRS and increased legal fees at AEFA. Occupancy and equipment expense increased 10 percent primarily due to increased equipment-related technology costs at TRS. Interest expense declined 9 percent primarily due to a 6 percent decrease in charge card interest expense at TRS, reflecting the benefit of a lower effective cost of funds, partially offset by higher average receivable balances. Other expenses were essentially flat as a result of an 8 percent decrease at TRS, primarily resulting from the impact of foreign currency translation gains, offset by a 27 percent increase at AEFA, primarily due to increased costs related to securities industry regulatory and legal matters, partially offset by a $31 million favorable benefit from DAC adjustments this year versus last year.

The effective tax rate was 30 percent and 28 percent for the three-month periods ended September 30, 2004 and 2003, respectively, reflecting the effect of the $29 million reduction to tax expense in the third quarter 2003 related to the finalization of the 2002 tax return filed during the third quarter and the publication of favorable technical guidance related to the taxation of dividend income.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

The Company's consolidated income before accounting change rose 18 percent to $2.6 billion and diluted EPS before accounting change rose 19 percent to $2.03 in the nine-month period ended September 30, 2004 as compared to a year ago. The Company's consolidated net income of $2.5 billion rose 15 percent from $2.2 billion and diluted EPS of $1.98 increased 16 percent from $1.71. On a trailing 12-month basis, return on average shareholders' equity was 21.5 percent.

Net income and EPS for the nine months ended September 30, 2004 reflect the $71 million ($109 million pretax) or $0.05 per diluted share impact of the Company's adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. Prior to the adoption of SOP 03-1, these costs were expensed when payable.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 2 percentage points for the nine months ended September 30, 2004.

The following discussion is presented on a basis prepared in accordance with GAAP unless otherwise noted.

Revenues
--------
Consolidated revenues for the nine months ended September 30, 2004 were $21.4 billion, up 14 percent from $18.8 billion in the same period a year ago reflecting 13 percent growth at TRS, 17 percent growth at AEFA and 4 percent growth at AEB. As discussed in further detail below, the increase in the first nine months of 2004 was due primarily to increases in discount revenue, management and distribution fees, travel and other commissions and fees, cardmember lending net finance charge revenue, insurance and annuity revenues, net card fees and other revenues.

Discount revenue at TRS rose 17 percent as compared to a year ago as a result of an 18 percent increase in worldwide billed business, reflecting both growth in cards-in-force and higher average cardmember spending, partially offset by a lower discount rate. Net investment income was essentially flat as a 4 percent increase at AEFA was offset by lower interest income on investment and liquidity pools held within card funding vehicles at TRS and lower net interest income at AEB. The increase at AEFA is primarily due to the benefits of slightly higher levels of invested assets and a slightly higher yield. AEFA's net investment income for the nine months ended September 30, 2004 also includes a net $24 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust managed by AEFA.

Management and distribution fees increased 34 percent representing a 41 percent increase in management fees and a 25 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the September 30, 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees and increased brokerage-related activities partially offset by lower limited partnership product sales.

Cardmember lending net finance charge revenue at TRS increased 10 percent as the effects of 16 percent growth in the average balance of the owned lending portfolio were partially offset by a lower average yield. Net card fees increased 4 percent primarily reflecting 7 percent growth in cards-in-force. Travel commissions and fees rose 24 percent as a result of a 29 percent increase in travel sales, which includes the benefit from the acquisition of Rosenbluth in the fourth quarter of 2003 and improvement in the travel environment. Other commissions and fees increased 17 percent primarily due to greater volume-related foreign exchange conversion fees, card fees and assessments at TRS. Insurance and annuity revenues increased 13 percent due to strong property-casualty and higher life insurance-related revenues at AEFA.

Net securitization income for the nine months ended September 30, 2004 was essentially flat as compared to the same period in the prior year. The impact of higher average securitized loan balances was offset by lower excess servicing income resulting from lower finance charge yields on securitized loans as well as lower net gains from securitization activities.

Expenses
--------
Consolidated expenses for the nine months ended September 30, 2004 were $17.6 billion, up 13 percent from $15.6 billion for the same period in 2003 reflecting increases of 12 percent at TRS and 14 percent at AEFA, while AEB's expenses decreased slightly. As discussed in further detail below, the increase in the first nine months of 2004 was primarily driven by higher marketing, promotion, rewards and cardmember services, human resources, professional fees, occupancy and equipment related costs and other expenses partially offset by lower provisions for losses and interest expense.

Human resources expenses increased 17 percent versus last year due to the impact of the acquisitions of Rosenbluth and Threadneedle in late 2003, increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses. The increase in human resources expenses also reflects a $9 million third quarter decrease in favorable DAC adjustments this year versus last year at AEFA. These increases were partially offset by a first quarter $44 million DAC valuation benefit at AEFA reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. The total first quarter DAC valuation benefit of $66 million (including the $22 million benefit in other expenses noted below) and the impact of the adoption of SOP 03-1 are discussed in the AEFA Results of Operations section.

Marketing, promotion, rewards and cardmember services expenses increased 32 percent versus a year ago primarily due to a 32 percent increase at TRS related to increased rewards costs, reflecting a higher redemption rate, strong volume growth and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities.

Total provisions for losses and benefits declined 3 percent from last year, primarily resulting from a combined 7 percent reduction in annuity and investment certificate provisions at AEFA, a 5 percent reduction in charge card provision at TRS and a 6 percent decrease in TRS cardmember lending provision partially offset by a 5 percent increase in life insurance, international banking and other reserves. Annuity provisions at AEFA decreased 7 percent primarily due to lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during the first nine months of the year versus the same period a year ago, partially offset by a higher average inforce level. Investment certificates provisions at AEFA decreased 5 percent primarily due to lower interest crediting rates and the effect on the stock market certificate product of lower appreciation in the S&P 500 during the first nine months of the year versus the same period a year ago, partially offset by higher average reserves.

The increase in life insurance, international banking and other provisions was primarily driven by an increase in other provisions at TRS as previously discussed in the three-month results of operations section. This increase was partially offset by a significant decrease in international banking provisions at AEB due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong Kong and lower Personal Financial Services loan volumes.

The charge card provision at TRS decreased, despite higher volume, due to strong credit quality as reflected in past due percentages and net loss ratios. The lending provision at TRS decreased despite growth in average loans outstanding primarily due to the benefits of well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong.

Professional services expense rose 10 percent versus the same period a year ago primarily due to increased technology costs related to higher business and service-related volumes at TRS and increased legal fees at AEFA. Occupancy and equipment expense increased 10 percent primarily due to increased equipment-related technology costs at TRS. Interest expense declined 10 percent primarily due to a 14 percent decrease in charge card interest expense at TRS, reflecting the benefit of a lower effective cost of funds, partially offset by increased interest expense at the corporate level on long-term debt issued in late 2003. Other expenses rose 16 percent, including a 6 percent increase at TRS, primarily resulting from the impact of the Threadneedle and Rosenbluth acquisitions, the impact of foreign currency translation losses at TRS, costs related to various industry regulatory and legal matters at AEFA and costs incurred at AEB reflecting the decision to further rationalize certain New York and Asia activities. These increases were partially offset by a $31 million third quarter favorable benefit from DAC adjustments this year versus last year at AEFA; the first quarter $22 million DAC valuation benefit at AEFA and the benefit of reengineering initiatives and cost containment efforts. See the AEFA Results of Operations section for further discussion of DAC and related adjustments.

The effective tax rate was 30 percent for both the nine-month periods ended September 30, 2004 and 2003.

Other Events
------------
In October 2004, the Company announced an agreement to sell the leasing product line in its small business financing unit, American Express Business Financial Corporation (AEBF), with a loan portfolio of approximately $1.5 billion. The Company does not expect the gain on the sale of AEBF to have a material impact on fourth quarter net income as the Company also expects to incur unrelated, newly anticipated costs associated with global reengineering initiatives.

Additionally, the Company announced that it has signed agreements with Delta Air Lines to extend its co-brand, Membership Rewards and merchant partnerships. The agreements will extend these partnerships into the next decade. As part of the agreements, American Express has committed to prepay $500 million for the future purchase of Delta SkyMiles rewards points. The Company has also committed to loan Delta up to $100 million in connection with senior secured financing being arranged with Delta by GE Commercial Finance. Both the prepayment and the loan will have a three-year term, and both will be fully collateralized by a pool of assets and are subject to certain conditions.

The Company's decision to participate in Delta's restructuring program reflects its long-term partnership with the airline through its travel business, co-branded cards and the Membership Rewards program. While American Express' Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10 percent of the Company's total worldwide billed business and less than 15 percent of managed worldwide lending receivables, it represents a very attractive, high-spending, loyal cardmember base with excellent credit quality. The Company continues to believe this portfolio represents an attractive growth opportunity.


CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

Capital Strategy
----------------
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 18 to 20 percent return on equity and 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. The Company paid dividends of $383 million during the nine months ended September 30, 2004. In addition, in keeping with the Company's objectives regarding the return of excess capital to shareholders, the Board of Directors of the Company approved a 20 percent increase in the quarterly dividend on the Company's common stock from $0.10 to $0.12 per share for the dividend payable to shareholders on November 10, 2004.

Cash Flows
----------
Cash Flows from Operating Activities
The Company generated net cash provided by operating activities in amounts greater than net income for the nine months ended September 30, 2004 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Net cash was provided by operating activities in amounts less than net income for the nine months ended September 30, 2003 as net income and non-cash expense items such as provisions for losses and depreciation were more than offset by fluctuations in the Company's operating assets and liabilities, primarily reflecting the purchase of securities in 2002, settled in 2003.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

Cash Flows from Investing Activities
The Company's investing activities primarily include funding TRS' cardmember loans and receivables and AEFA's Available-for-Sale investment portfolio.

For the nine months ended September 30, 2004, net cash used in investing activities decreased from last year primarily due to decreases in cash used for loan operations at AEB and an acquisition at AEFA in 2003 partially offset by net increases in cash used in funding cardmember loans and receivables at TRS.

Cash Flows from Financing Activities
The Company's financing activities primarily include the issuance of debt and AEFA's sale of annuities and investment certificates, in addition to taking customer deposits. The Company also regularly repurchases its common shares.

Net cash used in financing activities for the nine months ended September 30, 2004 was relatively flat compared to the same period in 2003 due to a decrease in net sales and redemptions of annuities and investment certificates and higher share repurchase activity offset by a net increase in total debt compared to a net decrease last year.

Share Repurchases
-----------------
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. Repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the nine months ended September 30, 2004, the Company repurchased 54.4 million common shares at an average price of $50.60. Since the inception of the share repurchase program in September 1994, 480.5 million shares have been acquired under total authorizations to repurchase up to 570.0 million shares, including purchases made under agreements with third parties.

Parent Company Funding
----------------------
In July 2004, the Parent Company filed a registration statement with the Securities and Exchange Commission (SEC) for an additional $3 billion aggregate amount of debt securities, common and preferred equity securities and warrants, which was declared effective on August 19, 2004. At September 30, 2004, the Parent Company had $4.3 billion of debt or equity securities available for issuance under shelf registrations filed with the SEC. In June 2004, the Parent Company issued $500 million of 4.75% Senior Notes due June 2009 under the shelf registrations to be used for general corporate purposes.

In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At September 30, 2004, $2.7 billion was outstanding under this program, including (Pounds Sterling)1.25 billion (approximately $2.2 billion) issued by Credco during the third quarter. Subsequently, in October 2004, Credco issued (Euro)375 million (approximately $461 million) under the program.

The Parent Company and three subsidiaries, Credco, Centurion Bank and American Express Bank, FSB (FSB), a wholly-owned subsidiary of TRS, maintain bank credit facilities of $10.75 billion, of which $9.28 billion was available as of September 30, 2004, including $1.96 billion allocated to the Parent Company and $6.7 billion allocated to Credco. As contemplated, in June 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Credco has the right to borrow a maximum amount of $10.1 billion (including amounts outstanding) under these facilities, with a commensurate reduction in the amount available to the Parent Company. These facilities expire as follows (billions): 2005, $3.75; 2006, $2.20; 2007, $1.05 and 2009, $3.75.

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

                                                                   Three Months Ended             Nine Months Ended
                                                                      September 30,                 September 30,
                                                                -------------------------     -------------------------
(Unaudited, millions)                                              2004           2003           2004           2003
                                                                ----------     ----------     ----------     ----------
GAAP revenues                                                   $    7,202     $    6,419     $   21,370     $   18,798
  Effect of TRS securitizations                                        223            255            698            735
  Effect of AEFA provisions for losses
     and benefits                                                     (520)          (535)        (1,553)        (1,567)
                                                                ----------     ----------     ----------     ----------
Managed net revenues                                            $    6,905     $    6,139     $   20,515     $   17,966
                                                                ==========     ==========     ==========     ==========

Consolidated managed net revenues increased 12 percent for the three months ended September 30, 2004 to $6.9 billion, compared with $6.1 billion for the same period in 2003. For the nine months ended September 30, 2004, consolidated managed net revenues increased 14 percent to $20.5 billion, compared with $18.0 billion for the same period in 2003. For both periods, managed net revenues rose due to higher discount revenue, management and distribution fees, travel commissions and fees, other commissions and fees and insurance and annuity revenues.

See TRS and AEFA segments for a discussion of why a managed basis presentation at TRS and net revenues at AEFA is used by management and is important to investors.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                             Statements of Income
                             --------------------
                                  (Unaudited)

(Dollars in millions)                                    Three Months Ended                   Nine Months Ended
                                                            September 30,                        September 30,
                                                        --------------------   Percentage    --------------------   Percentage
                                                          2004        2003      Inc/(Dec)      2004        2003      Inc/(Dec)
                                                        --------    --------    --------     --------    --------    --------
Net revenues:
   Discount revenue                                     $  2,535    $  2,221        14.1%    $  7,432    $  6,349        17.1%
   Lending:
      Finance charge revenue                                 714         592        20.7        2,079       1,871        11.1
      Interest expense                                       152         116        31.5          415         360        15.3
                                                        --------    --------                 --------    --------
         Net finance charge revenue                          562         476        18.1        1,664       1,511        10.1
   Net card fees                                             474         462         2.5        1,418       1,368         3.7
   Travel commissions and fees                               426         349        22.0        1,311       1,062        23.5
   Other commissions and fees                                563         465        21.0        1,624       1,386        17.2
   Travelers Cheque investment
     income                                                   96          90         6.9          284         274         3.5
   Securitization income, net                                295         301        (1.9)         807         812        (0.6)
   Other revenues                                            411         394         4.9        1,250       1,216         2.8
                                                        --------    --------                 --------    --------
         Total net revenues                                5,362       4,758        12.7       15,790      13,978        13.0
                                                        --------    --------                 --------    --------

Expenses:
   Marketing, promotion, rewards
     and cardmember services                               1,280         994        28.8        3,528       2,673        32.0
   Provision for losses and claims:
      Charge card                                            206         213        (3.4)         593         626        (5.2)
      Lending                                                233         279       (16.3)         834         888        (6.1)
      Other                                                   84          31          #           146          99        47.8
                                                        --------    --------                 --------    --------
         Total                                               523         523           -        1,573       1,613        (2.4)
   Charge card interest expense                              174         186        (6.4)         517         599       (13.6)
   Human resources                                         1,074         938        14.5        3,220       2,819        14.2
   Other operating expenses                                1,264       1,225         3.3        3,853       3,587         7.4
                                                        --------    --------                 --------    --------
         Total expenses                                    4,315       3,866        11.7       12,691      11,291        12.4
                                                        --------    --------                 --------    --------
Pretax income                                              1,047         892        17.3        3,099       2,687        15.3
Income tax provision                                         321         286        12.1          976         863        13.1
                                                        --------    --------                 --------    --------
Net income                                              $    726    $    606        19.8     $  2,123    $  1,824        16.4
                                                        ========    ========                 ========    ========

# - Denotes a variance of more than 100%

TRS reported net income of $726 million for the three-month period ended September 30, 2004, a 20 percent increase from $606 million for the same period a year ago. For the nine-month period ended September 30, 2004, TRS reported net income of $2.1 billion, a 16 percent increase from $1.8 billion for the same period a year ago.

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

On a GAAP basis, results reflect net finance charge revenue on the owned portfolio, comprised of unsecuritized cardmember and other loans. Revenues relating to the Company's retained interests in securitized loan receivables are shown in net securitization income, which includes non-credit provision components of the net gains and charges from securitization activities (as discussed below), excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans and servicing income, net of related discounts or fees. Net securitization income decreased 2 percent for the three-month period ended September 30, 2004 versus the same period a year ago primarily due to lower excess servicing income resulting from lower finance charge yields on securitized loans. For the nine-month period ended September 30, 2004, net securitization income was relatively flat as the impact of higher average securitized loan balances was offset by lower excess servicing income resulting from lower finance charge yields on securitized loans as well as lower net gains from securitization activities. See Selected Statistical Information below for data relating to TRS' owned portfolio.

During the three months ended September 30, 2004, TRS recognized net gains of $9 million ($6 million after-tax) related to net securitization activities. The net gains consist of $72 million from the securitization of $2.1 billion of U.S. lending receivables and charges of $63 million related to the maturity of $0.5 billion of securitizations, interest-only strip (I/O strip) factors and a reconciliation adjustment to lending receivable accounts. There were no incremental securitizations during the three months ended September 30, 2003.

During the nine months ended September 30, 2004 and 2003, TRS recognized net gains of $26 million ($17 million after-tax) and $124 million ($81 million after-tax), respectively, from net securitization activities. For the nine months ended September 30, 2004, the net gains consist of $230 million of income from securitization of $3.9 billion of U.S. lending receivables and the sale of $1.4 billion of certain retained interests from previous securitization activities, primarily offset by $204 million of charges related to the maturity of $3.0 billion of securitizations changes in I/O strip assumptions and other factors. For the nine months ended September 30, 2003, $3.5 billion of U.S. lending receivables were securitized and $1.0 billion of securitization transactions matured.

Management views the gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended September 30, 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $6 million and other operating expenses of $3 million. Similarly, the managed basis presentation for the nine months ended September 30, 2004 and 2003 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $16 million and $74 million, respectively, and other operating expenses of $10 million and $50 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION-- EFFECT OF SECURITIZATIONS
(Unaudited)

THREE MONTHS ENDED SEPTEMBER 30, (Dollars in millions)

                                                 GAAP Basis             Securitization Effect             Managed Basis
                                  ---------------------------------    ----------------------    ----------------------------------
                                                         Percentage                                                      Percentage
                                    2004        2003      Inc/(Dec)      2004          2003         2004        2003      Inc/(Dec)
                                  --------    --------    ---------    ---------     --------     --------    --------   ----------
Net revenues:
  Discount revenue                $  2,535    $  2,221        14.1%
  Lending:
    Finance charge
      revenue                          714         592        20.7     $     573     $    585     $  1,287    $  1,177         9.5%
    Interest expense                   152         116        31.5           108           74          260         190        38.0
                                  --------------------                 -----------------------------------------------
      Net finance
        charge revenue                 562         476        18.1           465          511        1,027         987         4.0
  Net card fees                        474         462         2.5
  Travel commissions
    and fees                           426         349        22.0
  Other commissions
    and fees                           563         465        21.0            53           45          616         510        20.6
  Travelers Cheque
    investment income                   96          90         6.9
  Securitization
    income, net                        295         301        (1.9)         (295)        (301)           -           -           -
  Other revenues                       411         394         4.9
                                  --------------------                 -----------------------------------------------
    Total net revenues               5,362       4,758        12.7           223          255        5,585       5,013        11.4
                                  --------------------                 -----------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services              1,280         994        28.8            (6)           -        1,274         994        28.2
  Provision for losses
    and claims:
      Charge card                      206         213        (3.4)
      Lending                          233         279       (16.3)          232          255          465         534       (13.0)
      Other                             84          31          #
                                  --------------------                 -----------------------------------------------
        Total                          523         523           -           232          255          755         778        (3.1)
                                  --------------------                 -----------------------------------------------
  Charge card
    interest expense                   174         186        (6.4)
  Human resources                    1,074         938        14.5
  Other operating
    expenses                         1,264       1,225         3.3            (3)           -        1,261       1,225         3.0
                                  --------------------                 -----------------------------------------------
    Total expenses                   4,315       3,866        11.7     $     223     $    255     $  4,538    $  4,121        10.1
                                  --------------------                 -----------------------------------------------
Pretax income                        1,047         892        17.3
Income tax provision                   321         286        12.1
                                  --------------------
Net income                        $    726    $    606        19.8

# - Denotes a variance of more than 100%.

The following discussion of TRS' results of operations for the three months ended September 30, 2004 and 2003 is presented on a managed basis.

Revenues
--------
TRS' net revenues were up 11 percent primarily due to higher discount revenue, travel commissions and fees, other commissions and fees and cardmember lending net finance charge revenue.

Discount revenue rose 14 percent compared to a year ago as a result of a 16 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects the cumulative impact of stronger average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). As previously indicated, based on the Company's business strategy, it expects to see continued changes in the mix of business. This, combined with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some average rate erosion over time. The 16 percent increase in billed business in the third quarter resulted from an 11 percent increase in spending per basic cardmember worldwide and 7 percent growth in cards-in-force. U.S. cards-in-force rose 6 percent reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level. International cards-in-force increased 8 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 14 percent reflecting growth of 14 percent within the consumer card business, 18 percent within small business services and 10 percent within Corporate Services. U.S. non-T&E related volume categories, which represented approximately 67 percent of U.S. billed business during the third quarter of 2004, increased 18 percent over the same period a year ago. U.S. T&E volumes rose 8 percent reflecting general spending strength across all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 15 percent reflecting double-digit growth in all regions. Worldwide airline related volumes, which represented 12 percent of total billed business volumes during the quarter, rose 9 percent as a result of 16 percent growth in transaction volume, partially offset by a 7 percent decrease in the average airline charge.

Cardmember lending net finance charge revenue increased 4 percent as the benefits from 8 percent growth in average worldwide lending balances were partially offset by a decline in the portfolio yield. The net interest yield on the worldwide lending portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory or promotional rates, higher paydown rates and improved credit quality, which reduces the proportion of the portfolio at default interest rates. Net card fees increased 2 percent versus a year ago, reflecting the growth in cards-in-force. The average fee per proprietary card-in-force was $34 for the three-month period ended September 30, 2004 versus $35 for the same period in 2003.

Travel commissions and fees rose 22 percent due to a 23 percent increase in travel sales, reflecting the Rosenbluth acquisition and improvement within the travel environment. Other commissions and fees increased 21 percent on greater volume-related foreign exchange conversion fees, card fees and assessments. Other revenues increased 5 percent due to greater merchant-related revenues, higher publishing revenues and larger insurance premiums, partially offset by lower ATM revenues and lower interest income on investment and liquidity pools held within card funding vehicles.

Expenses
--------
TRS' expenses were up 10 percent reflecting higher marketing, promotion, rewards and cardmember services expenses, human resources expenses and other operating expenses, partially offset by reduced provisions for losses and lower charge card interest expense.

Marketing, promotion, rewards and cardmember services expenses increased 28 percent compared to the prior year on increased rewards costs, reflecting a higher redemption rate, strong volume growth and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities.

The provision for losses on charge card products decreased 3 percent, despite higher volume, primarily due to strong credit quality as reflected in improved past due percentages and net loss ratios. The provision for losses on the worldwide lending portfolio decreased 13 percent despite growth in loans outstanding due to well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong.

Other provisions for losses increased primarily reflecting a reconciliation of securitization-related lending receivable accounts, which resulted in a charge of $115 million (net of $32 million of reserves previously provided) for balances accumulated over the prior five-year period as a result of a computational error. The amount of the error was immaterial to any of the quarters in which it occurred and, since the identification of this error, the Company has performed a comprehensive review and revised its procedures accordingly.

Separately, other provisions were favorably impacted by a reduction in merchant-related reserves of approximately $60 million that reflects modifications in certain merchant agreements to mitigate loss exposure and ongoing favorable credit experience with merchants.

Charge card interest expense decreased 6 percent due to a lower effective cost of funds, partially offset by higher average receivable balances.

Human resources expenses increased 15 percent versus the third quarter last year due to increased costs related to merit increases, management incentives and employee benefits, and the impact of the 2003 acquisition of Rosenbluth. Other operating expenses increased 3 percent reflecting, in part, the impact of increased technology costs related to greater business and service volumes, higher equipment-related technology costs and the Rosenbluth acquisition. These increases were partially offset by the impact of foreign currency translation gains.

NINE MONTHS ENDED SEPTEMBER 30, (Dollars in millions)

                                             GAAP Basis                 Securitization Effect               Managed Basis
                                  --------------------------------     ----------------------     ---------------------------------
                                                         Percentage                                                      Percentage
                                    2004        2003      Inc/(Dec)      2004          2003         2004        2003      Inc/(Dec)
                                  --------    --------   ----------    ---------     --------     --------    --------   ----------
Net revenues:
  Discount revenue                $  7,432    $  6,349        17.1%
  Lending:
    Finance charge
      revenue                        2,079       1,871        11.1     $   1,601     $  1,640     $  3,680    $  3,511         4.8%
    Interest expense                   415         360        15.3           252          233          667         593        12.8
                                  --------------------                 -----------------------------------------------
      Net finance
        charge revenue               1,664       1,511        10.1         1,349        1,407        3,013       2,918         3.2
  Net card fees                      1,418       1,368         3.7
  Travel commissions
    and fees                         1,311       1,062        23.5
  Other commissions
    and fees                         1,624       1,386        17.2           156          140        1,780       1,526        16.6
  Travelers Cheque
    investment income                  284         274         3.5
  Securitization
    income, net                        807         812        (0.6)         (807)        (812)           -           -           -
  Other revenues                     1,250       1,216         2.8
                                  --------------------                 -----------------------------------------------
    Total net revenues              15,790      13,978        13.0           698          735       16,488      14,713        12.1
                                  --------------------                 -----------------------------------------------

Expenses:
  Marketing, promotion,
    rewards and
    cardmember services              3,528       2,673        32.0           (16)         (74)       3,512       2,599        35.1
  Provision for losses
    and claims:
      Charge card                      593         626        (5.2)
      Lending                          834         888        (6.1)          724          859        1,558       1,747       (10.8)
      Other                            146          99        47.8
                                  --------------------                 -----------------------------------------------
        Total                        1,573       1,613        (2.4)          724          859        2,297       2,472        (7.1)
                                  --------------------                 -----------------------------------------------
  Charge card
    interest expense                   517         599       (13.6)
  Human resources                    3,220       2,819        14.2
  Other operating
    expenses                         3,853       3,587         7.4           (10)         (50)       3,843       3,537         8.6
                                  --------------------                 -----------------------------------------------
    Total expenses                  12,691      11,291        12.4     $     698     $    735     $ 13,389    $ 12,026        11.3
                                  --------------------                 -----------------------------------------------
Pretax income                        3,099       2,687        15.3
Income tax provision                   976         863        13.1
                                  --------------------
Net income                        $  2,123    $  1,824        16.4

The following discussion of TRS' results of operations for the nine months ended September 30, 2004 and 2003 is presented on a managed basis.

Revenues
--------
TRS' net revenues were up 12 percent primarily due to higher discount revenue, travel commissions and fees, other commissions and fees and net card fees.

Discount revenue rose 17 percent compared to a year ago as a result of an 18 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects the cumulative impact of stronger average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). The 18 percent increase in billed business in the first nine months of 2004 resulted from a 14 percent increase in spending per basic cardmember worldwide and 7 percent growth in cards-in-force. U.S. cards-in-force rose 6 percent reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level. International cards-in-force increased 8 percent due to growth in both proprietary and network partnership cards. U.S. billed business rose 17 percent reflecting growth of 17 percent within the consumer card business, 21 percent within small business services and 13 percent within Corporate Services. U.S. non-T&E related volume categories, which represented approximately 66 percent of U.S. billed business during the first nine months of 2004, increased 20 percent over the same period a year ago. U.S. T&E volumes rose 12 percent reflecting continued improvement in all T&E industries during the nine months. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 15 percent reflecting strong double-digit growth in all regions. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the nine months, rose 16 percent as a result of 15 percent growth in transaction volume and a slight increase in the average airline charge.

Cardmember lending net finance charge revenue rose 3 percent as 10 percent growth in the average worldwide lending balances was partially offset by a decline in the net interest yield. The net interest yield on the worldwide portfolio decreased compared to the prior year reflecting an increase in the proportion of the portfolio on introductory or promotional rates, a decrease in the rates on those balances, higher paydown rates and improved credit quality, which reduces the proportion of the portfolio at default interest rates. Net card fees increased 4 percent versus a year ago, reflecting the growth in cards-in-force. The average fee per proprietary card-in-force was $34 and $35 for the nine-month periods ended September 30, 2004 and 2003, respectively.

Travel commissions and fees rose 24 percent due to a 29 percent increase in travel sales, reflecting the Rosenbluth acquisition and improvement within the travel environment. Other commissions and fees increased 17 percent on greater volume-related foreign exchange conversion fees, card fees and assessments. Other revenues increased 3 percent due to greater merchant-related revenues, higher publishing revenues and larger insurance premiums, partially offset by lower interest income on investment and liquidity pools held within card funding vehicles as well as lower ATM revenues.

Expenses
--------
TRS' expenses were up 11 percent reflecting higher marketing, promotion, rewards and cardmember services expenses, human resources expenses and other operating expenses, partially offset by reduced provisions for losses and lower charge card interest expense.

Marketing, promotion, rewards and cardmember services expenses increased 35 percent compared to the prior year on increased rewards costs, reflecting a higher redemption rate, strong volume growth and the continued increase in cardmember loyalty program participation, as well as the Company's continued focus on business building activities.

The provision for losses on charge card products decreased 5 percent, despite higher volume, primarily due to strong credit quality as reflected in past due percentages and net loss ratios. The provision for losses on the worldwide lending portfolio decreased 11 percent despite growth in loans outstanding due to well-controlled credit. Reserve coverage ratios, which were in excess of 100 percent of past due balances, remained strong. Other provisions for losses increased as previously discussed in the three-month results of operations section.

Charge card interest expense declined 14 percent due to a lower effective cost of funds, partially offset by higher average receivable balances.

Human resources expenses increased 14 percent versus last year due to increased costs related to merit increases, management incentives and employee benefits and the impact of the 2003 acquisition of Rosenbluth. Other operating expenses increased 9 percent reflecting, in part, the impact of increased technology costs related to greater business and service volume-related costs, higher equipment-related technology costs, the Rosenbluth acquisition and the impact of foreign currency translation losses. These increases were partially offset by the benefits of reengineering initiatives and other cost containment efforts.

                       Selected Statistical Information
                       --------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                             Three Months Ended                        Nine Months Ended
                                                September 30,                            September 30,
                                           -----------------------     Percentage   -------------------------   Percentage
                                              2004         2003         Inc/(Dec)     2004            2003       Inc/(Dec)
----------------------------------------   ----------   ----------                  ----------     ----------   ----------
Total cards-in-force (millions):*
 United States                                   38.0         35.9          6.1%          38.0           35.9          6.1%
 Outside the United States*                      25.3         23.4          7.8           25.3           23.4          7.8
                                           ----------   ----------                  ----------     ----------
  Total                                          63.3         59.3          6.8           63.3           59.3          6.8
                                           ==========   ==========                  ==========     ==========
Basic cards-in-force (millions):
 United States                                   28.9         27.3          5.9           28.9           27.3          5.9
 Outside the United States*                      20.8         19.3          7.5           20.8           19.3          7.5
                                           ----------   ----------                  ----------     ----------
  Total                                          49.7         46.6          6.5           49.7           46.6          6.5
                                           ==========   ==========                  ==========     ==========
Card billed business:
 United States                             $     75.6   $     66.3         13.9     $    221.4     $    189.8         16.7
 Outside the United States                       27.2         22.5         20.9           79.2           63.9         23.8
                                           ----------   ----------                  ----------     ----------
  Total                                    $    102.8   $     88.8         15.7     $    300.6     $    253.7         18.5
                                           ==========   ==========                  ==========     ==========

Average discount rate *                          2.57%        2.60%           -           2.57%          2.60%           -
Average basic cardmember spending
  (dollars)*                               $    2,330   $    2,101         10.8     $    6,871     $    6,050         13.6
Average fee per card (dollars)*            $       34   $       35         (2.9)    $       34     $       35         (2.9)
Non-Amex brand:**
 Cards-in-force (millions)                        0.6          0.7         (9.2)           0.6            0.7         (9.2)
 Billed business                           $      1.1   $      1.0          9.4     $      3.1     $      2.9          8.9
Travel sales                               $      4.6   $      3.7         23.4     $     14.6     $     11.3         29.3
 Travel commissions and fees/sales                9.2%         9.3%           -            9.0%           9.4%           -
Travelers Cheque and prepaid
products:
 Sales                                     $      5.8   $      6.0         (3.1)    $     15.0     $     14.5          2.9
 Average outstanding                       $      7.1   $      7.0          2.5     $      6.9     $      6.6          4.7
 Average investments                       $      7.6   $      7.4          3.4     $      7.4     $      7.0          5.3
 Investment yield                                 5.4%         5.2%           -            5.4%           5.4%           -
 Tax equivalent yield                             8.3%         8.0%           -            8.4%           8.3%           -

* Cards-in-force include proprietary cards and cards issued under network partnership agreements outside the United States. Average discount rate, average basic cardmember spending and average fee per card are computed from proprietary card activities only.

** These data relate to Visa and Eurocards issued in connection with joint venture activities.

                 --------------------------------------------
                                  (Unaudited)

(Amounts in billions, except percentages and where indicated)

                                             Three Months Ended                        Nine Months Ended
                                                September 30,                            September 30,
                                           -----------------------     Percentage   -------------------------   Percentage
                                              2004         2003         Inc/(Dec)     2004            2003       Inc/(Dec)
                                           ----------   ----------   ------------   ----------     ----------   ----------
Worldwide charge card receivables:
  Total receivables                        $     28.6   $     26.4          8.5%    $     28.6     $     26.4          8.5%
  90 days past due as a % of total                1.8%         2.0%           -            1.8%           2.0%           -
  Loss reserves (millions)                 $      847   $      921         (8.1)    $      847     $      921         (8.1)
     % of receivables                             3.0%         3.5%           -            3.0%           3.5%           -
     % of 90 days past due                        160%         174%           -            160%           174%           -
  Net loss ratio as a % of charge
    volume                                       0.26%        0.28%           -           0.26%          0.28%           -

Worldwide lending - owned basis:
  Total loans                              $     25.2   $     22.6         11.9     $     25.2     $     22.6         11.9
  Past due loans as a % of total:
     30-89 days                                   1.6%         1.7%           -            1.6%           1.7%           -
     90+ days                                     0.9%         1.1%           -            0.9%           1.1%           -
  Loss reserves (millions):
     Beginning balance                     $    1,030   $    1,017          1.3     $      998     $    1,030         (3.1)
      Provision                                   205          261        (21.9)           744            817         (9.0)
      Net charge-offs                            (255)        (282)        (9.9)          (786)          (873)       (10.0)
      Other                                        28          (58)          #              52            (36)          #
                                           ----------   ----------                  ----------     ----------
     Ending balance                        $    1,008   $      938          7.5     $    1,008     $      938          7.5
                                           ==========   ==========                  ==========     ==========
     % of loans                                   4.0%         4.2%           -            4.0%           4.2%           -
     % of past due                                159%         150%           -            159%           150%           -
  Average loans                            $     26.2   $     22.5         16.5     $     25.8     $     22.2         16.3
  Net write-off rate                              3.9%         5.0%           -            4.1%           5.3%           -
  Net interest yield                              9.3%         9.2%           -            9.3%           9.9%           -

Worldwide lending - managed basis:
   Total loans                             $     45.6   $     42.1          8.2     $     45.6     $     42.1          8.2
   Past due loans as a % of total:
     30-89 days                                   1.6%         1.7%           -            1.6%           1.7%           -
     90+ days                                     0.9%         1.1%           -            0.9%           1.1%           -
  Loss reserves (millions):
     Beginning balance                     $    1,535   $    1,594         (3.7)    $    1,541     $    1,529          0.8
      Provision                                   437          518        (15.7)         1,468          1,677        (12.5)
      Net charge-offs                            (463)        (535)       (13.6)        (1,486)        (1,651)       (10.0)
      Other                                        28          (58)          #              14            (36)          #
                                           ----------   ----------   ----------     ----------     ----------   ----------
     Ending balance                        $    1,537   $    1,519          1.2     $    1,537     $    1,519          1.2
                                           ==========   ==========   ==========     ==========     ==========   ==========
     % of loans                                   3.4%         3.6%           -            3.4%           3.6%           -
     % of past due                                132%         128%           -            132%           128%           -
  Average loans                            $     45.3   $     42.1          7.9     $     45.0     $     40.9         10.0
  Net write-off rate                              4.1%         5.1%           -            4.4%           5.4%           -
  Net interest yield                              8.6%         9.0%           -            8.6%           9.3%           -

# - Denotes a variance of more than 100%.

TRS' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products, unsecuritized U.S. cardmember loans, international cardmember loans and unsecuritized equipment leasing receivables (see Other Events section of Consolidated Results of Operations for information regarding the sale of the equipment leasing business).

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

Airline Industry Matters
------------------------

Historically, the Company has not experienced significant losses resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown". This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket.
Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash reserves when necessary. The Company's current airline merchant agreements generally allow the Company to hold cash reserves to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates the Company increases these reserves to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash reserves over time to ensure that upon liquidation the reserve is equivalent to the credit exposure related to any unused tickets.



LIQUIDITY AND CAPITAL RESOURCES

                      Selected Balance Sheet Information
                      ----------------------------------
                                 (GAAP Basis)

(Dollars in billions, except percentages)

                                                 September 30,       December 31,    Percentage      September 30,       Percentage
                                                      2004              2003          Inc/(Dec)          2003            Inc/(Dec)
                                                 -------------       ------------    ----------      -------------       ----------
                                                  (Unaudited)                                         (Unaudited)
Accounts receivable, net                         $        29.4       $       30.2          (2.7)%    $        28.5              3.2%
Travelers Cheque investments                     $         7.8       $        7.7           2.4      $         7.6              2.8
Worldwide cardmember loans                       $        25.2       $       25.8          (2.3)     $        22.6             11.9
Total assets                                     $        78.8       $       79.3          (0.6)     $        71.8              9.6
Travelers Cheques outstanding                    $         7.0       $        6.8           2.4      $         6.8              3.0
Short-term debt                                  $        13.2       $       21.8         (39.2)     $        16.8            (21.0)
Long-term debt                                   $        25.9       $       16.6          55.8      $        16.5             57.0
Total liabilities                                $        69.8       $       71.4          (2.2)     $        63.8              9.4
Total shareholder's equity                       $         9.0       $        7.9          13.7      $         8.0             11.5
Return on average total shareholder's equity*             32.7%              31.3%            -               31.2%               -
Return on average total assets**                           3.5%               3.4%            -                3.4%               -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Net accounts receivable and worldwide cardmember loans increased as compared to September 30, 2003, primarily as a result of higher average cardmember spending and an increase in the number of cards-in-force, and decreased as compared to December 31, 2003, primarily as a result of higher seasonal spending at year-end.

Total debt increased as compared to September 30, 2003 primarily as a result of increased funding requirements due to increases in charge card receivables and cardmember loan balances as noted above. New long-term borrowing activity during 2004 is described below.

TRS funds its charge card receivables and cardmember loans using various funding sources, such as short- and long-term debt including medium-term notes, commercial paper and asset securitizations. As part of the

Company's ongoing funding activities, during the nine months ended September 30, 2004, Credco issued approximately $2.6 billion of floating rate medium-term notes with maturities of one to three years. As of September 30, 2004, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC.

As part of its receivables funding activities, Credco regularly reviews funding sources and strategies in international markets. As noted earlier, in June 2004, Credco borrowed $1.5 billion under its bank credit facilities as part of a change in local funding strategy for business in Canada. In July 2004, Credco entered into a new 5-year multi-bank credit facility for AUD $3.25 billion (approximately U.S. $2.3 billion). In September 2004, Credco borrowed AUD $2.7 billion (approximately U.S. $1.9 billion) under this facility to provide an alternate funding source for business in Australia Separately, in August and September 2004, Credco issued (Pounds Sterling)1.25 billion approximately $2.2 billion) of fixed-rate debt instruments with maturities of three to five years as part of a previously established program outside the United States (see Parent Company Funding section of Consolidated Liquidity and Capital Resources). Subsequently, in October 2004, Credco issued a (Euro)375 million (approximately $461 million) fixed-rate debt instrument with a maturity of five years under the program. At September 30, 2004, Credco's committed bank line coverage of net short-term debt was 316%.

In the fourth quarter of 2003, the Company began a program to develop a liquidity portfolio to provide back-up liquidity, primarily for the commercial paper program at Credco, and also flexibility for other short-term funding programs at Centurion Bank. These funds are invested in two to three year U.S. Treasury securities. At September 30, 2004, the Company held $4.0 billion in U.S. Treasury notes under this program.

The American Express Credit Account Master Trust (the Master Trust) securitizes assets consisting of loans arising in a portfolio of designated consumer American Express Credit Card, Optima Line of Credit and Sign & Travel/Extended Payment Option revolving credit accounts or features owned by Centurion Bank and FSB and, in the future, may include other charge or credit accounts, features or products. AECB and FSB sell the assets to be securitized to special purpose, bankruptcy remote subsidiaries, which in turn transfer the assets to the Master Trust. The Master Trust securitized $3.9 billion of loans during the first nine months of 2004 through the public and private issuance of investor certificates. In addition, in June 2004, the Company sold $1.4 billion of certain retained interests previously issued by the Master Trust. In the nine months ended September 30, 2004, $3.0 billion of investor certificates previously issued by the Master Trust matured. During the next 12 months, $4.0 billion of investor certificates that were previously issued by the Master Trust are scheduled to mature. When investor certificates mature, principal collections received from the Master Trust assets are used to redeem the certificates. As of September 30, 2004, $20.2 billion of U.S. Cardmember loans had been sold, net of retained subordinated interest of $0.1 billion, for a total amount securitized of $20.3 billion.

The American Express Master Trust (the Trust) securitizes charge card receivables through the issuance of trust certificates that remain on the Consolidated Balance Sheets. In the nine months ended September 30, 2004, $0.3 billion of investor certificates previously issued by the Trust matured. During the next 12 months, the total $2.7 billion of accounts receivable trust certificates that were previously issued by the Trust are scheduled to mature. At the time of these maturities, alternate sources of funding for the net outstanding balance of $2.5 billion will be provided by the Company's funding programs.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED September 30, 2004 AND 2003

                             Statements of Income
                             --------------------
                                  (Unaudited)

                                             Three Months Ended                        Nine Months Ended
(Dollars in millions)                          September 30,                             September 30,
                                           -----------------------   Percentage     -------------------------   Percentage
                                              2004         2003       Inc/(Dec)        2004          2003        Inc/(Dec)
                                           ----------   ----------   ----------     ----------     ----------   ----------
Revenues:
 Management and distribution fees          $      733   $      606         21.1%    $    2,266     $    1,699         33.4%
 Net investment income                            581          551          5.5          1,740          1,680          3.6
 Other revenues                                   400          368          8.2          1,199          1,053         13.7
                                           ----------   ----------                  ----------     ----------
  Total revenues                                1,714        1,525         12.3          5,205          4,432         17.4
                                           ----------   ----------                  ----------     ----------
Expenses:
 Provision for losses and benefits:
  Annuities                                       252          277         (8.8)           773            830         (6.9)
  Insurance                                       223          212          4.8            642            591          8.5
  Investment certificates                          45           46         (1.2)           138            146         (5.0)
                                           ----------   ----------                  ----------     ----------
    Total                                         520          535         (2.8)         1,553          1,567         (0.9)
 Human resources                                  612          511         19.9          1,861          1,498         24.3
 Other operating expenses                         325          255         26.9            953            756         26.0
                                           ----------   ----------                  ----------     ----------
  Total expenses                                1,457        1,301         12.0          4,367          3,821         14.3
                                           ----------   ----------                  ----------     ----------
Pretax income before accounting change            257          224         14.3            838            611         37.0
Income tax provision                               71           27           #             250            124           #
                                           ----------   ----------                  ----------     ----------
Income before accounting change                   186          197         (6.1)           588            487         20.5
Cumulative effect of accounting
  change, net of tax                                -            -            -            (71)*            -            -
                                           ----------   ----------                  ----------     ----------
Net income                                 $      186   $      197         (6.1)    $      517     $      487          6.0
                                           ==========   ==========                  ==========     ==========

# - Denotes a variance larger than 100%.

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

                       Selected Statistical Information
                       --------------------------------
                                  (Unaudited)

(Amounts in millions, except percentages and where indicated)

                                             Three Months Ended                        Nine Months Ended
                                                September 30,                            September 30,
                                           -----------------------     Percentage   -------------------------   Percentage
                                              2004         2003         Inc/(Dec)     2004            2003       Inc/(Dec)
                                           ----------   ----------   ------------   ----------     ----------   ----------
Life insurance inforce (billions)          $    142.5   $    127.5         11.7%    $    142.5     $    127.5         11.7%
Deferred annuities inforce (billions)      $     49.5   $     45.8          8.2     $     49.5     $     45.8          8.2
Assets owned, managed or administered
  (billions):
  Assets managed for institutions          $    127.4   $    116.7          9.2     $    127.4     $    116.7          9.2
  Assets owned, managed or administered
    for individuals:
    Owned assets:
     Separate account assets                     32.4         27.6         17.2           32.4           27.6         17.2
     Other owned assets                          59.6         53.3         11.8           59.6           53.3         11.8
                                           ----------   ----------                  ----------     ----------
     Total owned assets                          92.0         80.9         13.7           92.0           80.9         13.7
    Managed assets                              108.6         96.6         12.4          108.6           96.6         12.4
    Administered assets                          55.3         45.6         21.4           55.3           45.6         21.4
                                           ----------   ----------                  ----------     ----------
     Total                                 $    383.3   $    339.8         12.8     $    383.3     $    339.8         12.8
                                           ==========   ==========                  ==========     ==========
Market appreciation (depreciation) and
  foreign currency translation during
  the period:
  Owned assets:
    Separate account assets                $     (377)  $      613           #      $      278     $    2,762          (90)
    Other owned assets                     $      752   $     (388)          #      $      (11)    $       31           #
  Managed assets                           $     (194)  $    2,134           #      $    5,491     $   10,446          (47)
Cash sales:
  Mutual funds                             $    8,066   $    7,361          9.6     $   26,345     $   21,311         23.6
  Annuities                                     1,887        1,866          1.1          5,985          6,652        (10.0)
  Investment certificates                       1,786        1,542         15.8          4,555          4,216          8.0
  Life and other insurance products               239          198         21.0            678            548         23.8
  Institutional                                 1,664          680           #           5,920          2,094           #
  Other                                           991        1,595        (37.8)         3,399          4,809        (29.3)
                                           ----------   ----------                  ----------     ----------
    Total cash sales                       $   14,633   $   13,242         10.5     $   46,882     $   39,630         18.3
                                           ==========   ==========                  ==========     ==========

Number of financial advisors                   12,071       11,742          2.8         12,071         11,742          2.8
Fees from financial plans and advice
  services                                 $     28.1   $     34.9        (19.6)    $    100.6     $    100.1          0.5
Percentage of total sales from financial
  plans and advice services                      75.4%        75.0%           -           75.1%          74.8%           -

# - Denotes a variance of more than 100%.

RESULTS OF OPERATION FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AEFA reported net income of $186 million for the three months ended September 30, 2004, down 6 percent from $197 million in the same period a year ago reflective of the favorable prior year tax adjustment noted below. Pretax income rose 14 percent.

Total revenues increased 12 percent primarily due to significantly higher management and distribution fees, increased net investment income and greater insurance premiums. In addition, the acquisition of Threadneedle on September 30, 2003 contributed approximately 7 percent to the revenue growth and a modest contribution to net income growth.

Management and distribution fees increased 21 percent representing a 34 percent increase in management fees and a 7 percent increase in distribution fees. The management fees increase resulted from higher average assets under management, reflecting the impact from the September 30, 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees, in particular Strategic Portfolio Services (SPS) wrap fees, partially offset by lower limited partnership and brokerage-related revenues.

Net investment income increased 5 percent primarily due to net investment gains in the current period versus net investment losses a year ago and the benefits of slightly higher levels of invested assets. For the three months ended September 30, 2004, $25 million of total investment gains were partially offset by $14 million of impairments and losses. The total investment gains include a $7 million benefit primarily reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA. Also included in these total investment gains and losses are $15 million of gross realized gains and $6 million of gross realized losses from sales of securities classified as Available-for-Sale. For the three months ended September 30, 2003, $35 million of total investment gains were more than offset by $48 million of impairments and losses. Included in these total investment gains and losses are $32 million of gross realized gains and $37 million of gross realized losses from sales of securities, as well as $5 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Other revenues increased 8 percent due to strong property-casualty and higher life insurance-related revenues.

In the following table, the Company presents AEFA's aggregate revenues for the quarters ended September 30, 2004 and 2003 on a basis that is net of provisions for losses and benefits because the Company manages the AEFA business and evaluates its financial performance, where appropriate, in terms of the "spread" on its products. An important part of AEFA's business is margin related, particularly the insurance, annuity and certificate businesses.

One of the drivers for the AEFA business is the return on invested cash, primarily generated by sales of insurance, annuities and investment certificates, less provisions for losses and benefits on these products. These investments tend to be interest rate sensitive. Thus, GAAP revenues tend to be higher in periods of rising interest rates and lower in times of decreasing interest rates. The same relationship is true of provisions for losses and benefits, only it is more accentuated period-to-period because rates credited to customers' accounts generally reset at shorter intervals than the yield on underlying investments. The Company presents this portion of the AEFA business on a net basis to eliminate potentially less informative comparisons of period-to-period changes in revenue and provisions for losses and benefits in light of the impact of these changes in interest rates.

                                                                                     Three Months Ended September 30,
                                                                                    ----------------------------------
(Millions)                                                                             2004                    2003
                                                                                    ----------               ---------
Total GAAP revenues                                                                 $    1,714               $   1,525
   Less:  Provision for losses and benefits --
    Annuities                                                                              252                     277
    Insurance                                                                              223                     212
    Investment certificates                                                                 45                      46
                                                                                    ----------               ---------
      Total                                                                                520                     535
                                                                                    ----------               ---------
Net revenues                                                                        $    1,194               $     990
                                                                                    ==========               =========

The provision for losses and benefits for annuities decreased 9 percent primarily due to lower interest crediting rates and the effect of depreciation in the S&P 500 on equity indexed annuities during the current quarter versus appreciation in the same period a year ago, partially offset by a higher average inforce level. Insurance provisions increased 5 percent as higher inforce levels were partially offset by lower life insurance interest crediting rates. Investment certificates provisions decreased 1 percent primarily due to the effect on the stock market certificate product of depreciation in the S&P 500 during the current quarter versus appreciation in the same period a year ago, partially offset by higher average reserves and interest crediting rates.

Human resources expense increased 20 percent reflecting the effects of the Threadneedle acquisition, higher field force compensation-related costs, higher salaries and employee benefit costs. The increase in human resources expenses also reflects a $9 million third quarter decrease in favorable DAC adjustments this year versus last year. Other operating expenses increased 27 percent reflecting the effect of the Threadneedle acquisition, costs related to various securities industry regulatory and legal matters and higher marketing and promotion expense. These increases were partially offset by a $31 million favorable benefit from DAC adjustments this year versus last year. See the DAC section below for further discussion of DAC and related adjustments.

The effective tax rate at AEFA rose primarily as a result of the effect of the $29 million reduction to tax expense in the prior year related to the finalization of the 2002 tax return filed during the third quarter and the publication of favorable technical guidance related to the taxation of dividend income.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

AEFA's income before accounting change rose 21 percent to $588 million for the nine months ended September 30, 2004. AEFA reported net income of $517 million, up 6 percent from $487 million in the same period a year ago. AEFA's results for the nine months ended September 30, 2004 reflect the $71 million ($109 million pretax) impact of the January 1, 2004 adoption of SOP 03-1. SOP 03-1 requires insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions.

Total revenues increased 17 percent primarily due to significantly higher management and distribution fees and greater insurance premiums. In addition, the acquisition of Threadneedle on September 30, 2003 contributed approximately 7 percent to the revenue growth and a modest contribution to net income growth.

Management and distribution fees increased 33 percent representing a 41 percent increase in management fees and a 25 percent increase in distribution fees. The management fees increase is primarily due to higher average assets under management, reflecting the impact from the late 2003 acquisition of Threadneedle, improvement in equity market valuations versus last year and net asset inflows. Distribution fees increased as a result of greater mutual fund fees, in particular SPS wrap fees, and increased brokerage-related activities partially offset by lower limited partnership product sales.

Net investment income rose 4 percent versus last year primarily due to the benefits of slightly higher levels of invested assets and a slightly higher yield. For the nine months ended September 30, 2004, $81 million of total investment gains were partially offset by $78 million of impairments and losses. The total investment gains include a total $25 million in benefits reflecting lower than expected losses resulting from management's first quarter decision to liquidate a secured loan trust managed by AEFA. Total investment losses include the original first quarter $49 million charge related to the same early liquidation. Also included in these total investment gains and losses are $50 million of gross realized gains and $16 million of gross realized losses from sales of securities, as well as $1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. For the nine months ended September 30, 2003, $286 million of total investment gains were more than offset by $310 million of impairments and losses. Included in these total investment gains and losses are $281 million of gross realized gains and $99 million of gross realized losses from sales of securities, as well as $163 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale. Other revenues increased 14 percent due to higher property-casualty and life insurance-related revenues.

In the following table, the Company presents AEFA's aggregate revenues for the nine months ended September 30, 2004 and 2003 on a basis that is net of provisions for losses and benefits (see three month discussion for reasons for this presentation).

                                                                                      Nine Months Ended September 30,
                                                                                    ----------------------------------
(Millions)                                                                             2004                    2003
                                                                                    ----------               ---------
Total GAAP revenues                                                                 $    5,205               $   4,432
   Less:  Provision for losses and benefits --
    Annuities                                                                              773                     830
    Insurance                                                                              642                     591
    Investment certificates                                                                138                     146
                                                                                    ----------               ---------
      Total                                                                              1,553                   1,567
                                                                                    ----------               ---------
Net revenues                                                                        $    3,652               $   2,865
                                                                                    ==========               =========

The provision for losses and benefits for annuities decreased 7 percent primarily due to lower interest crediting rates and the effect on equity indexed annuities of lower appreciation in the S&P 500 during the first nine months of the year versus the same period a year ago, partially offset by a higher average inforce level. Insurance provisions increased 8 percent as higher average inforce levels were partially offset by lower life insurance interest crediting rates. Investment certificates provisions decreased 5 percent primarily due to lower interest crediting rates and the effect on the stock market certificate product of lower appreciation in the S&P 500 during the first nine months of the year versus the same period a year ago, partially offset by higher average reserves.

Human resources expense increased 24 percent reflecting the effects of the Threadneedle acquisition, higher field force compensation-related costs and merit increases. The increase in human resources expenses also reflects a $9 million third quarter decrease in favorable DAC adjustments this year versus last year. These increases were partially offset by a first quarter $44 million DAC valuation benefit reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products. The total first quarter DAC valuation benefit of $66 million (including the $22 million benefit related to other operating expenses noted below) is discussed in more detail in the following DAC section. Other operating expenses increased 26 percent reflecting the effect of the Threadneedle acquisition and costs related to various securities industry regulatory and legal matters. These increases were partially offset by a $31 million favorable benefit from DAC adjustments this year versus last year and the first quarter $22 million DAC valuation benefit. See the DAC section below for further discussion of DAC and related adjustments.

The effective tax rate at AEFA rose primarily as a result of required amendments to prior-year tax returns recognized in the second quarter 2004 and the effect of the $29 million reduction to tax expense in the third quarter 2003 related to the finalization of the 2002 tax return filed during the third quarter and the publication of favorable technical guidance related to the taxation of dividend income.

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

Management monitors other principal DAC assumptions, such as persistency, mortality rates, interest margin and maintenance expense level assumptions, each quarter. Unless management identifies a material deviation over the course of the quarterly monitoring, management reviews and updates these DAC assumptions annually in the third quarter of each year. When assumptions are changed, the percentage of estimated gross profits or portion of interest margins used to amortize DAC might also change. A change in the required amortization percentage is applied retrospectively; an increase in amortization percentage will result in an increase in DAC amortization expense while a decrease in amortization percentage will result in a decrease in DAC amortization expense. The impact on results of operations of changing assumptions with respect to the amortization of DAC can be either positive or negative in any particular period and is reflected in the period in which such changes are made. As a result of these reviews, AEFA took actions in the third quarters of 2004 and 2003 that impacted DAC balances and expenses.

In the third quarter 2004, these actions resulted in a net $24 million DAC amortization expense reduction ($13 million reduction in human resources expense and $11 million decrease in other operating expense) reflecting: (1) a $27 million DAC amortization reduction reflecting lower than previously assumed surrender and mortality rates on variable annuity products, higher surrender charges collected on Universal and Variable Universal Life products and higher than previously assumed interest rate spreads on annuity and Universal Life products; (2) a $3 million DAC amortization reduction reflecting the extension of the mean reversion period by one year on variable annuity and Variable Universal Life products; and (3) a $6 million DAC amortization increase primarily reflecting a reduction in estimated future premiums on variable annuity products.

In the third quarter 2003, these actions resulted in a net $2 million DAC amortization expense reduction ($22 million reduction in human resources expense and $20 million increase in other operating expense) reflecting: (1) a $106 million DAC amortization reduction resulting from extending 10-15 year amortization periods for certain Flex Annuity products to 20 years based on current measurements of meaningful life in which exchanges of Flex Annuity contracts for other AEFA variable annuity contracts are treated as continuations rather than terminations; (2) a $92 million DAC amortization increase resulting from the recognition of premium deficiency on AEFA's Long-Term Care Products; and (3) a $12 million net DAC amortization increase across AEFA's Universal Life, Variable Universal Life and annuity products, primarily reflecting lower than previously assumed interest rate spreads, separate account fee rates, and account maintenance expenses.

During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, AEFA extended the time periods over which DAC associated with certain insurance and annuity products are amortized. In adopting SOP 03-1, AEFA established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts. In order to establish the proper relationships between these liabilities and DAC associated with the same contracts, AEFA changed its estimates of meaningful life for certain contracts so DAC amortization periods are the same as liability funding periods. As a result, in the first quarter of 2004, AEFA recognized a $66 million valuation benefit reflecting the lengthening of the amortization periods for the same contracts impacted by SOP 03-1.

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                                                September 30,             December 31,
                                                                                     2004                     2003
                                                                                -------------             ------------
(Millions)                                                                       (Unaudited)
Annuities                                                                       $       1,862             $      1,734
Life and health insurance                                                               1,743                    1,602
Other                                                                                     314                      382
                                                                                -------------             ------------
  Total                                                                         $       3,919             $      3,718
                                                                                =============             ============

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

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

LIQUIDITY AND CAPITAL RESOURCES

                      Selected Balance Sheet Information
                      ----------------------------------

(Dollars in billions, except percentages)

                                    September 30,         December 31,        Percentage        September 30,       Percentage
                                         2004                 2003             Inc/(Dec)            2003             Inc/(Dec)
                                    -------------         ------------        ----------        -------------       -----------
                                     (Unaudited)                                                 (Unaudited)
Investments                         $        43.1         $      42.1                2.4%       $        42.3               1.9%
Separate account assets             $        32.4         $      30.8                5.1        $        27.6              17.2
Deferred acquisition costs          $         3.9         $       3.7                5.4        $         3.7               7.3
Total assets                        $        92.0         $      84.6                8.8        $        80.9              13.7
Client contract reserves            $        42.9         $      41.2                4.1        $        40.8               5.2
Separate account liabilities        $        32.4         $      30.8                5.1        $        27.6              17.2
Total liabilities                   $        85.1         $      77.5                9.8        $        73.8              15.3
Total shareholder's equity          $         6.9         $       7.1               (2.4)       $         7.1              (3.3)
Return on average total
  shareholder's equity before
  accounting change*                         11.4%               10.4%                 -                 10.1%                -
Return on average total
  shareholder's equity*                      10.1%               10.2%                 -                 10.1%                -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Investments increased compared to September 30, 2003 primarily due to proceeds from sales of the underlying fixed rate products, partially offset by lower unrealized appreciation. Investments include $3.1 billion, $3.2 billion and $2.5 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. These investments represent 7 percent, 8 percent and 6 percent of AEFA's investment portfolio at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Non-performing assets relative to invested assets (excluding short-term cash positions) were 0.03%, 0.07% and 0.1% at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Management believes a more relevant measure of exposure of AEFA's below investment grade securities should exclude $229 million of below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46). These assets are not available for AEFA's general use as they are for the benefit of the collateralized debt obligation (CDO) debt holders and reductions in values of such investments will be fully absorbed by the third party investors. Excluding the impacts of FIN 46, investments include $2.9 billion of below investment grade securities (excluding net unrealized appreciation and depreciation), representing 7 percent of AEFA's investment portfolio at September 30, 2004.

During 2004, AEFA continued to hold investments in CDOs and an SLT, some of which are also managed by AEFA, and were not consolidated pursuant to the adoption of FIN 46 as the Company was not considered a primary beneficiary. As a condition to its managing certain CDOs, AEFA is required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA invested in CDOs and the SLT as part of its investment strategy in order to offer a competitive rate to contractholders' accounts. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs and the SLT, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of September 30, 2004, the carrying values of the CDO residual tranches and SLT notes, managed by AEFA, were $28 million and nil, respectively. AEFA also has a retained interest in a CDO securitization with a carrying value of $696 million, of which $514 million is considered investment grade, as well as an additional $25 million in rated CDO tranches and $25 million in a minority-owned SLT, both of which are managed by third parties. CDOs and the SLT are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans. As a noteholder of the SLT, AEFA's return is based on a reference portfolio of loans.

The carrying value of the CDOs and the SLT investment, and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDO or in the reference loan portfolio of the SLT and, as such, are subject to change. Generally, the SLT is structured such that the principal amount of the loans in the reference portfolio may be up to five times that of the par amount of the notes held by AEFA. Although the exposure associated with AEFA's investment in CDOs and the SLT is limited to the carrying value of such investments, they have additional volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. In addition, the derivatives recorded as a result of consolidating certain SLTs under FIN 46 are valued based on the expected performance of a reference portfolio of high-yield loans. The exposure to loss as a result of AEFA's investment in these SLTs consolidated under FIN 46 is represented by the pretax net assets of the consolidated SLTs, which were $472 million at September 30, 2004. Deterioration in the value of the high-yield bonds or bank loans would likely result in deterioration of AEFA's investment return with respect to the relevant CDO, SLT investment or consolidated derivative, as the case may be. In the event of significant deterioration of a portfolio, the relevant CDO, SLT investment or SLT structure containing the consolidated derivative may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO, SLT or consolidated derivative carrying amount.

Separate account assets increased from the prior year due to a net market appreciation and foreign currency translation impacts and net inflows. Separate account assets increased from December 31, 2003 due to net inflows and a net market appreciation and foreign currency translation impact.

Client contract reserves increased 5 percent when compared to September 30, 2003 primarily as a result of positive net cash flows in fixed insurance, fixed annuities and investment certificates.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

                             Statements of Income
                             --------------------
                                  (Unaudited)

                                             Three Months Ended                        Nine Months Ended
  (Dollars in millions)                         September 30,                            September 30,
                                           -----------------------     Percentage   -------------------------   Percentage
                                              2004         2003         Inc/(Dec)     2004            2003       Inc/(Dec)
                                           ----------   ----------   ------------   ----------     ----------   ----------
Net revenues:
  Interest income                          $      132   $      139         (5.3)%   $      397     $      436         (9.1)%
  Interest expense                                 56           52          8.2            160            169         (5.4)
                                           ----------   ----------                  ----------     ----------
    Net interest income                            76           87        (13.4)           237            267        (11.4)
  Commissions and fees                             69           58         19.7            209            170         23.4
  Foreign exchange income and other
    revenues                                       60           54         10.4            172            159          7.9
                                           ----------   ----------                  ----------     ----------
    Total net revenues                            205          199          2.6            618            596          3.6
                                           ----------   ----------                  ----------     ----------
Expenses:
  Human resources                                  71           71         (0.9)           217            196         10.7
  Other operating expenses                         74           69          7.2            233            212         10.0
  Provision for losses                             11           20        (45.6)            29             81        (65.0)
  Restructuring charges                             -           (2)           -              -             (2)           -
                                           ----------   ----------                  ----------     ----------
    Total expenses                                156          158         (2.0)           479            487         (1.8)
                                           ----------   ----------                  ----------     ----------
Pretax income                                      49           41         20.9            139            109         28.0
Income tax provision                               17           14         25.8             49             36         39.0
                                           ----------   ----------                  ----------     ----------
Net income                                 $       32   $       27         18.4     $       90     $       73         22.7
                                           ==========   ==========                  ==========     ==========

AEB reported net income of $32 million and $90 million for the three and nine months ended September 30, 2004, respectively, up from $27 million and $73 million, respectively, for the same periods a year ago. For the nine-month period, results include $11 million ($8 million after-tax) of human resources and other operating costs reflecting AEB's decision to further rationalize certain New York and Asia activities.

Net interest income declined for both periods due to lower levels of Personal Financial Services (PFS) loans, reflecting AEB's prior decision to temporarily curtail loan origination in Hong Kong and lower spreads in the investment portfolio in the three-month period. Commissions and fees increased 20 percent and 23 percent, respectively, primarily due to higher volumes in the Financial Institutions Group (FIG) and Private Banking. Foreign exchange income and other revenues rose 10 percent and 8 percent, respectively, due to higher joint venture revenues in Egypt and gains on sales of securities for the three-month period. The nine-month period reflected higher client activity in Private Banking and PFS, partially offset by lower gains on sales of securities and lower FIG revenue.

Human resources expenses decreased 1 percent and rose 11 percent for the three and nine-month periods ended September 30, 2004, respectively. For the three-month period, expenses decreased primarily due to severance costs recorded in the third quarter of 2003 related to the downsizing of operations in Greece. For the nine-month period, the increase in expenses reflects higher management incentive costs, merit increases and reengineering expenses in New York and Asia, noted previously. Other operating expenses rose 7 percent and 10 percent, respectively, for the same periods primarily due to higher technology-related and advertising and promotion expenses in the three-month period and currency translation losses resulting from AEB's decision to further rationalize certain activities in Asia in the nine-month period.

Provision for losses decreased 46 percent and 65 percent for the three and nine months, respectively, due to an improvement in bankruptcy-related write-offs in the consumer lending portfolio in Hong Kong and lower PFS loan volumes.

LIQUIDITY AND CAPITAL RESOURCES

                Selected Balance Sheet Information (GAAP Basis)
                -----------------------------------------------

(Dollars in billions, except where indicated)        September 30,   December 31,   Percentage       September 30,   Percentage
                                                         2004           2003         Inc/(Dec)           2003         Inc/(Dec)
                                                     -------------   ------------   ----------       -------------   ----------
                                                      (Unaudited)                                     (Unaudited)
Total loans                                          $         6.4   $        6.5         (1.3)%     $        6.2             2.7%
Total non-performing loans (millions)                $          32   $         78        (59.4)      $         84           (62.6)
Other non-performing assets (millions)               $           1   $         15        (91.0)      $         15           (91.0)
Reserve for credit losses (millions) (a)             $          98   $        121        (19.5)      $        125           (22.1)
Loan loss reserve as a  percentage of
  total loans                                                  1.5%           1.7%           -                1.9%              -
Total Personal Financial Services (PFS) loans        $         1.3   $        1.4         (2.5)      $        1.4            (5.3)
30+ days past due PFS loans as a
  percentage of total PFS loans                                5.1%           6.6%           -                5.3%              -
Assets managed (b) / administered                    $        17.6   $       16.2          9.0       $       15.0            17.6
Assets of non-consolidated joint ventures (c)        $         1.7   $        1.7         (0.9)      $        1.7             2.5
Total assets                                         $        13.4   $       14.2         (6.2)      $       14.5            (8.2)
Deposits                                             $        10.5   $       10.8         (2.7)      $       10.6            (1.1)
Total liabilities                                    $        12.4   $       13.3         (6.5)      $       13.6            (8.7)
Total shareholder's equity (millions)                $         931   $        949         (1.9)      $        952            (2.2)
Return on average total assets (d)                            0.85%          0.74%           -               0.74%              -
Return on average total shareholder's
  equity (e)                                                  12.4%          10.8%           -               10.4%              -
Risk-based capital ratios (f):
   Tier 1                                                     10.8%          11.4%           -               10.5%              -
   Total                                                      10.6%          11.3%           -               10.8%              -
Leverage ratio                                                 5.7%           5.5%           -                6.0%              -

(a) Allocation of reserves (millions):
      Loans                                          $          96   $        113                    $        117
      Other assets, primarily matured foreign
        exchange and other derivative contracts                  1              6                               6
      Other credit-related commitments                           1              2                               2
                                                     -------------   ------------                    ------------
          Total reserve for credit losses            $          98   $        121                    $        125
                                                     =============   ============                    ============

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

AEB had worldwide loans outstanding at September 30, 2004 of approximately $6.4 billion, down from $6.5 billion at December 31, 2003 and up from $6.2 billion at September 30, 2003. The increase since September 30, 2003 results from a $300 million increase in Financial Institution loans, partially offset by a $100 million decrease in Corporate Banking loans. As of September 30, 2004 and December 31, 2003, consumer and Private Banking loans comprised 68 percent of total loans as compared to 67 percent at September 30, 2003. Financial Institution loans comprised 31 percent of total loans at September 30, 2004 as compared to 29 percent at December 31, 2003 and 28 percent at September 30, 2003. Corporate Banking loans comprised 1 percent of total loans at September 30, 2004 versus 3 percent at December 31, 2003 and 5 percent at September 30, 2003 as AEB continues to wind down its Corporate Banking business.

Total non-performing loans of $32 million at September 30, 2004 decreased from $78 million at December 31, 2003 and $84 million at September 30, 2003. The decreases reflect loan payments and write-offs, partially offset by net downgrades.

Other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various credit-related commitments and market placements added approximately $7.5 billion, $7.6 billion and $8.0 billion to AEB's credit exposures at September 30, 2004, December 31, 2003 and September 30, 2003, respectively. Included in these additional exposures at September 30, 2004, December 31, 2003 and September 30, 2003 are relatively lower risk cash and securities-related balances totaling $5.2 billion, $5.4 billion and $5.9 billion, respectively.

Private Banking, FIG and PFS managed assets in total rose over the past 12 months primarily due to net asset inflows, market appreciation and a positive foreign currency translation impact.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $65 million and $181 million for the three and nine months ended September 30, 2004, respectively, compared with net expenses of $60 million and $160 million in the same periods a year ago. Net expenses increased primarily due to increased corporate investment spending on compliance and technology projects. For the nine-month period, these increases were partially offset by an $18 million benefit from the final settlement of a Federal tax audit.

OTHER REPORTING MATTERS
ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 4. CONTROLS AND PROCEDURES

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective. There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange
Act)during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to: the Company's ability to improve its operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost-control initiatives, as well as factors impacting the Company's revenues; the Company's ability to cost effectively manage and expand cardmember benefits, including containing the growth of its marketing, promotion, rewards and cardmember services expenses; the Company's ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the ability of the Company to generate sufficient revenues for expanded investment spending and to actually spend such funds to the extent available, and the ability to capitalize on such investments to improve business metrics; credit risk related to consumer debt, business loans, merchant bankruptcies and other credit exposures both in the U.S. and internationally; volatility in the valuation assumptions for the interest-only (I/O) strip relating to TRS' lending securitizations; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover Deferred Acquisition Costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; the ability to improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel; the success, timeliness and financial impact, including costs, cost savings and other benefits including increased revenues, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including balancing the need for longer-term investment spending; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; the impact on the Company's businesses resulting from continuing geopolitical uncertainty; the overall level of consumer confidence; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and growth in card lending balances, which depend in part on the ability to issue new and enhanced card products and increase revenues from such products, attract new cardholders, capture a greater share of existing cardholders' spending, sustain premium discount rates on its card products in light of market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services business; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; AEFA's ability to develop and roll out new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; successfully cross-selling financial, travel, card and other products and services to the Company's customer base, both in the United States and internationally; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the insurance, annuity and investment certificate businesses; credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of TRS' billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; risks associated with the Company's commitment to Delta Air Lines to prepay $500 million for the future purchases of Delta SkyMiles rewards points and to loan $100 million to Delta; fluctuations in foreign currency exchange rates; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the costs and integration of acquisitions; and outcomes and costs associated with litigation and compliance and regulatory matters. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and its other reports filed with the SEC.

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

        Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys' fees and costs, and interest. On March 31, 2004, the Court granted the Company's motion to dismiss the lawsuit. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Second Circuit.

        The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state's laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys' fees on their own behalf and on behalf of the putative class of persons similarly situated. On October 15, 2004, the U.S. District Court for the Southern District of Florida granted preliminary approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company's collection and disclosure of fees assessed on transactions made in foreign currencies in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003). The settlement that has been preliminarily approved by the Court contemplates that the Company would (a) deposit $75 million into a fund that would be established to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys' fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices. The Company has established reserves to cover the proposed payment that would be made to reimburse class members and pay attorneys' fees. The preliminary approval order enjoins all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of

        Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004); and
        (ix) Ball v. American Express, et al., Superior Court of San Joaquin, California (filed August 2004).

        The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following:
        (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July
        2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February, 2004); and (viii) The Marcus Corporation v. Amercian Express Company et al., U.S. District Court for the Southern District of New York (filed July,
        2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the U.S. District Court for the Southern District of New York. A decision on that motion is pending. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York.

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

        On October 3, 2004, a purported class action complaint captioned In re American Express Financial Advisors Securities Litigation was filed in the United States District Court for the Southern District of New York. The action names the following defendants: American Express, American Express Financial, American Express Advisors, and James M. Cracchiolo in his capacity as President and CEO of American Express Financial and Chairman and CEO of American Express Advisors. Certain American Express Funds are also named as nominal defendants. The action is a consolidation of the following actions: (i) Naresh Chand
        v. American Express Company, American Express Financial Corporation and American Express Financial Advisors, Inc. (filed March 2004); (ii) Elizabeth Flenner v. American Express Company et al. (file March
        2004); (iii) John B. Perkins v. American Express Company et al. (filed March 2004); (iv) Kathie Kerr v. American Express Company et al. (filed April 2004); and (v) Leonard D. Caldwell, Gale D. Caldwell and Richard T. Allen v. American Express Company et al. (filed April
        2004). The plaintiffs allege violations of certain federal securities laws and/or state statutory and common law. The plaintiffs, among other things, allege that the defendants did not adequately disclose AEFA financial advisors' incentive to sell American Express-branded mutual funds to clients, as well as the "incentive arrangements" for the sale to and continued holding by AEFA clients of mutual funds of eleven mutual fund families ("preferred funds") from whom AEFA received revenue sharing payments. The lawsuits seek an unspecified amount of damages, rescission and restitution. The Company intends to file a motion to dismiss the complaint. In addition, two lawsuits making similar allegations (based solely on state causes of actions) were filed in the Supreme Court of the State of New York: Beer v. American Express Company and American Express Financial Advisors and You v. American Express Company and American Express Financial Advisors. The Company has sought to remove these two actions to the United States District Court for the Southern District of New York. Plaintiffs have sought to remand the cases to state court. The Court's decision on the remand motion is pending.

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

        In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors, Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several "AXP" mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. The Company intends to file a motion to dismiss the complaint.

        On July 22, 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with the Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their card member agreements. The basis for these allegations is the presence of an American Express lawyer at a seminar where legal issues common to the financial services industry were discussed. Those meetings were attended by in-house lawyers of financial institutions including American Express. The suit seeks injunctive relief and unspecified damages. The class is defined as "all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL
        Defendant Banks...." American Express cardholders are not part of the class. The Company intends to file a motion to dismiss the complaint as to American Express.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        (e) Issuer Purchases of Securities

        The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended September 30, 2004.

                                                                                    Total Number            Maximum
                                                                                      of Shares            Number of
                                                                                    Purchased as          Shares that
                                                                                       Part of             May Yet Be
                                                                                      Publicly             Purchased
                                           Total Number                               Announced              Under
                                             of Shares          Average Price         Plans or            the Plans or
        Period                               Purchased         Paid Per Share       Programs (3)            Programs
        ------------------------------     ------------        --------------       ------------          ------------
        July 1-31, 2004
          Repurchase program (1)              2,429,800        $        49.90          2,429,800           102,467,223
          Employee transactions (2)              95,361        $        51.03                N/A                   N/A

        August 1-31, 2004
          Repurchase program (1)              8,592,800        $        49.75          8,592,800            93,874,423
          Employee transactions (2)             184,381        $        49.72                N/A                   N/A

        September 1-30, 2004
          Repurchase program (1)              4,415,000        $        51.10          4,415,000            89,459,423
          Employee transactions (2)             155,450        $        50.67                N/A                   N/A
                                           ------------                             ------------

        Total
          Repurchase program (1)             15,437,600        $        50.16         15,437,600
          Employee transactions (2)             435,192        $        50.35                N/A

        (1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At present, the Company has approximately 89.5 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 480.5 million shares under various Board authorizations to repurchase up to an aggregate of 570.0 million shares, including purchases made under agreements with third parties.

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

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

             See Exhibit Index on page E-1 hereof.

        (b) Reports on Form 8-K:

            Form 8-K, dated July 26, 2004, Items 2.02 and 7.01 (formerly Items 12 and 9, respectively), reporting the Company's financial results for the three and six months ended June 30, 2004, and including a 2004 Second Quarter Earnings Supplement.

            Form 8-K, dated August 4, 2004, Item 7.01 (formerly Item 9), reporting on a presentation delivered by Kenneth I. Chenault, Chairman and Chief Executive Officer of the Company, and Edward P. Gilligan, Group President, Global Corporate Services and International Payments, to the financial community.

            Form 8-K, dated September 14, 2004, Item 7.01, reporting on a presentation delivered by Gary L. Crittenden, Executive Vice President and Chief Financial Officer of the Company, at the Lehman Brothers 2004 Financial Services Conference.

            Form 8-K, dated October 22, 2004, Item 7.01, reporting on the signing of an agreement for the sale of American Express Business Finance Corporation to Key Equipment Finance.

            Form 8-K, dated October 25, 2004, Items 2.02 and 7.01, reporting the Company's financial results for the three and nine months ended September 30, 2004, and including a 2004 Third Quarter Earnings Supplement.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        AMERICAN EXPRESS COMPANY
                                              (Registrant)


Date: November 8, 2004                  By  /s/ Gary L. Crittenden
                                            ----------------------------------
                                            Gary L. Crittenden
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Financial Officer)


Date: November 8, 2004                  By  /s/ Joan C. Amble
                                            ----------------------------------
                                            Joan C. Amble
                                            Senior Vice President and
                                            Comptroller
                                            (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                     Description
-------                     -----------
10.1      American Express Company 1998 Incentive Compensation Plan Master
          Agreement, dated April 27, 1998.

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