Form 10-K
period 2004-12-31
AMERICAN EXPRESS CO
filed 2005-03-10
CIK 4962

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------
                                    FORM 10-K
                                   ----------

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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
           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                    NAME OF EACH EXCHANGE
TITLE OF EACH CLASS                                 ON WHICH REGISTERED
---------------------------------------------       ----------------------------
Common Shares (par value $0.20 per Share)           New York Stock Exchange
                                                    Boston Stock Exchange
                                                    Chicago Stock Exchange
                                                    Pacific Stock Exchange

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

      The aggregate market value, as of June 30, 2004, of voting shares held by non-affiliates of the registrant was approximately $64.0 billion. Common shares of the registrant outstanding at February 28, 2005 were 1,248,000,259.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts I, II and IV: Portions of Registrant's 2004 Annual Report to Shareholders.

Part III: Portions of Registrant's Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 27, 2005.

                                TABLE OF CONTENTS

FORM 10-K
ITEM NUMBER

PART I                                                                                            PAGE
1.   Business..................................................................................     1
         Introduction..........................................................................     1
         Travel Related Services...............................................................     3
         American Express Financial Advisors...................................................    33
         American Express Bank.................................................................    61
         Corporate and Other...................................................................    73
         Foreign Operations....................................................................    76
         Important Factors Regarding Forward-Looking Statements................................    76
         Segment Information and Classes of Similar Services...................................    82
         Executive Officers of the Company.....................................................    82
         Employees.............................................................................    84
2.   Properties................................................................................    84
3.   Legal Proceedings.........................................................................    85
4.   Submission of Matters to a Vote of Security Holders.......................................    91

PART II
5.   Market for Company's Common Equity, Related Stockholder Matters and Issuer
         Purchases of Equity Securities........................................................    91
6.   Selected Financial Data...................................................................    93
7.   Management's Discussion and Analysis of Financial Condition and Results of Operation......    93
7A.  Quantitative and Qualitative Disclosures About Market Risk................................    93
8.   Financial Statements and Supplementary Data...............................................    93
9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure......    93
9A.  Controls and Procedures...................................................................    93
9B.  Other Information.........................................................................    94

PART III
10.  Directors and Executive Officers of the Company...........................................    94
11.  Executive Compensation....................................................................    94
12.  Security Ownership of Certain Beneficial Owners and Management and Related
         Stockholder Matters...................................................................    94
13.  Certain Relationships and Related Transactions............................................    94
14.  Principal Accounting Fees and Services....................................................    95

PART IV
15.  Exhibits and Financial Statement Schedules...............................................     95
     Signatures................................................................................    96
     Index to Financial Statements.............................................................    F-1
     Consent of Independent Auditors...........................................................    F-2
     Exhibit Index.............................................................................    E-1

                                    PART I*

ITEM 1. BUSINESS

                                  INTRODUCTION

      Overview

      American Express Company, together with its consolidated subsidiaries ("American Express", the "Company", "we", "us" or "our"), is a leading provider of travel related services, payment services, financial advisory services and international banking services throughout the world. We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation.

      Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world. We have three operating segments: Travel Related Services ("TRS"), American Express Financial Advisors ("AEFA") and American Express Bank ("AEB"), each of whose businesses we will describe below.

      Securities Exchange Act Reports And Additional Information

      We maintain an Investor Relations Web site on the Internet at http://ir.americanexpress.com. We make available free of charge, on or through this Web site, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission. To access these, just click on the "SEC Filings" link found on our Investor Relations homepage.

      You can also access our Investor Relations Web site through our main Web site at www.americanexpress.com by clicking on the "About American Express" link, which is located at the bottom of our homepage. Information contained on our Web site is not incorporated by reference into this report or any other report filed with the SEC.

      2004 Highlights

      We achieved record revenues and earnings in 2004, driven by growth in our credit and charge card businesses, gains in our financial services business and a rebound in travel activity. We began the year with good momentum built during the latter half of 2003, and as the year progressed, our performance strengthened.

* Some of the statements in this report constitute forward-looking statements. In some cases, you can identify forward-looking statements by words such as "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely", "estimate," "predict," "potential," or "continue" or the negative of these terms or other similar expressions. We discuss certain factors that may cause our actual results to differ materially from these forward-looking statements under "Important Factors Regarding Forward Looking Statements" below.

      We were able to achieve record revenues and net income while at the same time continuing to invest in our future by significantly increasing our spending on business-building activities, which resulted in growth in spending on our card products and cards-in-force, higher sales and asset levels at AEFA and higher private banking holdings at AEB.

      Compared with 2003, we delivered:

      -     Revenues of $29.1 billion, up 13% from $25.8 billion

      -     Net income of $3.4 billion, up 15% from $3.0 billion

      -     Diluted earnings per share of $2.68, up 17% from $2.30

      -     Return on equity of 22.0%, compared with 20.6%

      These results exceeded our long-term targets of 12% to 15% earnings per share growth, 8% revenue growth and 18% to 20% return on equity, on average and over time.

      For a complete discussion of our financial results, including financial information regarding each of our three operating segments, see pages 26-123 of the Company's 2004 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our operating segments, and a discussion of our principal sources of revenue, see pages 26-29 and pages 82-84 of the 2004 Annual Report to Shareholders.

      Spin-off of AEFA

      On February 1, 2005, we announced our intention to pursue a spin-off of our AEFA operating unit to our shareholders. In the transaction, American Express shareholders would receive 100% of the common shares of American Express Financial Corporation ("AEFC"), the wholly-owned subsidiary that directly and through its subsidiaries and affiliates conducts our AEFA business. The transaction is intended to be tax free to shareholders and is expected to be completed in the third quarter of 2005, subject to certain conditions.

      Upon completion of the spin-off, our shareholders would have a separate interest in two distinct corporate groups - the American Express group and the AEFC group. The American Express group would consist primarily of the network, charge and credit card, Travelers Cheque and prepaid services and travel businesses of the TRS operating segment. It would also include the consumer financial services, private banking and financial institutions businesses of the AEB operating segment. The AEFC group would be comprised primarily of the asset accumulation and investments and insurance businesses, whose products are offered principally through AEFA's network of over 12,300 financial advisors. The two groups would be independent, have separate public ownership, boards of directors and management. To facilitate AEFC's separation from American Express, the companies presently intend to continue certain existing arrangements for a transitional period following completion of the transaction.

      At the time of the spin-off, we intend to provide additional capital to AEFC that will enable it to achieve a senior debt rating that permits it efficient access to the capital markets. Additionally, American Express intends to capitalize the AEFC group's insurance business in a manner that would confirm its current financial strength ratings.

      Following the spin-off, we plan to raise our return on equity target from 18-20 percent to 28-30 percent, on average and over time, and maintain our current dividend.

      We anticipate that we will incur spin-off related expenses associated with establishing an independent company. Cumulatively, these expenses could be significant. We expect to disclose these transitional operating expenses in our future filings with the SEC, as well as in the announcements of our quarterly results.

      The spin-off is subject to conditions, including the necessary regulatory approvals, the receipt of a favorable tax ruling from the Internal Revenue Service and/or a favorable tax opinion from outside counsel and final approval by our Board of Directors. We have not yet determined the final terms of the transaction and plan to disclose these in our future filings with the SEC.

      This report describes American Express as presently structured and operated. Where appropriate, we make reference to the proposed spin-off transaction.

                             TRAVEL RELATED SERVICES

      The TRS operating segment includes our card, merchant, network, Travelers Cheque and travel businesses. It provides a variety of products and services worldwide, including, among others:

-     global card network services;

-     charge card and credit cards for consumers and businesses worldwide;

-     consumer and small business lending products;

-     American Express(R) Travelers Cheques and prepaid card products;

-     business expense management products and services;

-     business travel and travel management services;

-     consumer travel services;

-     merchant acquiring and transaction processing;

-     point-of-sale and back-office products and services for merchants;

-     tax, accounting and business consulting services; and

-     magazine publishing.

In certain countries we have granted licenses to partially-owned affiliates and unaffiliated entities to offer some of these products and services.

      Our general purpose card network and card issuing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. American Express(R)-branded Cards ("Cards") are currently issued in over 45 currencies. This includes Cards issued by third-party banks and other institutions. In 2004, TRS' worldwide billed business (spending on American Express cards, including our branded cards issued by third parties) was $416 billion, with approximately $111 billion coming from Cardmembers domiciled outside the United States. Our Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo. TRS added a net total of 4.9 million cards in 2004, bringing total worldwide cards-in-force to 65.4 million (including our branded Cards issued by third parties).

      We believe that our "spend-centric" business model (in which we focus primarily on generating revenues by driving spending on our Cards and secondarily by finance charges and fees) has significant competitive advantages. Card issuers generate the majority of their income through some combination of customer spending (which generates payments from merchants for card transactions), lending (which generates finance charges on revolving credit balances) and customer fees. We have strength in all three revenue streams, and we have a competitive edge in spending. On average, U.S. Cardmembers spend about four times as much on their American Express Cards as they do on other cards. For merchants, our Cardmembers' higher spending represents greater value to them in the form of higher sales and loyal customers, which gives us the ability to earn a premium discount rate. As a result, we can generate higher revenues from spending and have the flexibility to offer more attractive rewards and other incentives to keep customers spending more on their Cards. This, in turn, drives more business to merchants that accept our Card products. This business model gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and Card-issuing partners.

      TRS' business as a whole has not experienced significant seasonal fluctuations, although travel sales tend to be highest in the second quarter; Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter; and Card-billed business tends to be moderately higher in the fourth quarter than in other quarters.

      TRS places significant importance on its trademarks and servicemarks and diligently protects its intellectual property rights around the world.

GLOBAL NETWORK SERVICES

      TRS operates a global general purpose charge and credit card network through its Global Network Services ("GNS") business. Network functions include operations, service delivery, systems, authorization, clearing, settlement and brand advertising and marketing; the development of new and innovative products for the network; and establishing and enhancing relationships with merchants globally, both online and offline.

      Since May 1996, we have been pursuing a strategy of inviting U.S. banks and other institutions to issue American Express-branded cards on the American Express merchant network, building on a business strategy we have implemented successfully in a number of countries outside the United States, where we have many banks and other financial institutions issuing Cards on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we aim to broaden our Cardmember and merchant base for our network worldwide. Our GNS business has established 87 card-issuing or merchant acquiring partnership arrangements with banks and other institutions in over 95 countries.

      A key asset of our merchant network is the American Express brand, which is one of the world's most highly recognized and respected brands. Cards bearing our logo are issued by TRS and by qualified licensed institutions, and are accepted at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo may also be accepted at all ATM locations worldwide that accept American Express-branded cards. TRS issues the vast majority of Cards on our network.

      GNS focuses on partnering with qualified third-party financial institutions to issue American Express-branded Cards accepted on our global merchant network. While TRS' network arrangements are customized to the particular market and partner requirements, as well as to our strategic plans in that marketplace, all GNS partnerships are designed to help our partners develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose GNS partners who share a core set of attributes such as commitment to high quality standards, strong marketing expertise and compatibility with the American Express brand, and we require our GNS partners to adhere to our product, brand and service standards.

      Our GNS arrangements fall into three main categories. The first and most common type of GNS partnership arrangement is known as a network card license ("NCL") (which we formerly referred to as a non-proprietary license). At the end of 2004, we had 45 of these arrangements in place. In an NCL arrangement, we grant the partner a license to issue American Express-branded cards. We generally pursue these arrangements in markets where we already have a strong, well-established local business. In an NCL arrangement, American Express maintains the responsibility to acquire and service the merchants in the local market that accept Cards. Our NCL partner owns the customer relationships for all Cards it issues, provides service, billing and credit management, and designs the Card product features, subject to meeting certain standards. We operate the merchant network and route and process Card transactions from the merchant's point of sale through submission to the issuing partner, and settle with issuing partners. The NCL is the model that we are discussing with banks in the United States. Examples of NCL arrangements include our partnerships with MBNA America Bank, N.A. ("MBNA") and Banco Popular in Puerto Rico.

      GNS' revenues in NCL arrangements are derived from the level of Cardmember spending, royalties and fees charged to the Card issuer based on charge volume, and our provision of value-added services for the issuer's cards such as Cardmember insurance products and other Card features and benefits. As indicated above, the NCL partner bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, fraud costs and costs of rewards and other loyalty initiatives. We bear the risk arising from the GNS partner's potential failure to meet its settlement obligations to us. We mitigate this risk by selecting GNS partners whom we believe are financially sound and will meet their obligations, and by monitoring our GNS partners' financial health, their compliance with the terms of their relationship with us and the political and economic environment in which they operate. In addition, we generally require GNS partners to post a letter of credit, bank guarantee or other collateral to reduce this risk.

      The second type of GNS partnership is known as an independent operator ("IO") arrangement. As of the end of 2004, we had over 30 of these arrangements around the world. Under this type of arrangement, our bank partner issues local currency Cards in the particular market(s) in which it is located and also serves as the local merchant acquirer and processor.

Our local IO partner owns the customer relationships and credit risk for the issued Cards, and makes the decisions about which customers will be issued Cards. GNS' sources of revenues in IO arrangements include fees paid by the IO partner that are largely driven by the number of Cards issued by our IO partners, by the subsequent spending on those Cards and by total charge volume on all Cards at merchants with whom the GNS partner has an agreement to accept our branded Cards. Our IO partner is responsible for transaction authorizations, billing, pricing, Cardmember servicing and funding Card receivables. In addition, all issuers on the American Express network benefit from the expanded merchant coverage driven by our IO partner, which accommodates inbound spending by Cardmembers from other parts of the world. That, in turn, generates additional revenue for the issuer in the Cardmember's home market.

      We typically establish IO arrangements in markets where we have not built a significant local currency Card business of our own. The IO partner's local presence and relationships help the American Express network reach merchant coverage goals more quickly, and operate at economic scales and cost levels that would be difficult for us to achieve on our own. Examples of countries where we have entered into IO arrangements include Denmark, Ecuador, Pakistan, Croatia, Peru and Vietnam.

      The third type of GNS partnership is a joint venture. We have utilized this type of arrangement in Switzerland, Belgium and several other countries. In these markets, TRS joins with a third party to establish a separate business in which TRS has a significant ownership stake. The joint venture typically signs new merchants to the American Express network and issues local currency Cards locally that carry our logo. In a joint venture arrangement, the joint venture assumes the Cardmember credit risk, and bears the operating and marketing costs. The economics of the joint venture are similar to our proprietary card issuing business, which we discuss below under "Consumer Card, Small Business and Consumer Travel Services," and we receive a portion of the joint venture's income depending on the level of our ownership interest.

      Gross revenues we receive per dollar spent on a Card issued by a GNS partner are lower than those from our proprietary card issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its card issuing business, our expenses are lower than those in our proprietary card issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary card issuing business. Because the majority of GNS costs are fixed, the GNS business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings with innovative marketing programs.

      In 2004, we signed new GNS relationships with 14 financial institutions. GNS partners launched a total of 67 new products during 2004, bringing the total number of American Express-branded GNS partner products to over 400. During the year, we also implemented two arrangements outside the United States in which the GNS partner acts as the local merchant acquirer in a particular market, but does not issue Cards.

      Some of the highlights of our GNS business outside the United States in 2004 include:

      - an agreement with the Industrial & Commercial Bank of China, the largest bank in China (with 20,000 branch locations), to issue the first American Express-branded credit cards in China, denominated in both local Chinese currency and U.S. dollars, including the first issuance of those Cards in December 2004;

      - an agreement with CorpBanca in Chile to issue American Express-branded Gold charge and credit cards denominated in Chilean pesos and U.S. dollars;

      - a partnership with Westpac Banking in Australia to issue the cobranded Altitude American Express Credit Card, a companion card to qualified Westpac Altitude cardmembers;

      - the launch of two SN Brussels Airlines American Express Charge Cards from SN Brussels Airlines and our joint venture partner, Fortis Bank, which combines the features of the American Express Card with the benefits of SN Brussels Airlines frequent flyer program.

In addition, we entered into an agreement with HSBC Bank International Limited to market HSBC-branded American Express International Currency Gold and Platinum charge cards in both Euros and U.S. dollars to HSBC's offshore banking customers.

      In contrast to the situation outside the United States, where banks and other qualified institutions have issued Cards on our network for many years, until 2004 no major U.S. banks had issued Cards in the United States on the American Express global merchant network. This situation was the result of rules and policies of Visa U.S.A. and Visa International Service Association (together, "VISA") and MasterCard, Incorporated and MasterCard International, Inc. (together, "MasterCard") in the United States, which mandated expulsion of members who issued American Express-branded cards. No bank was willing to risk forfeiting membership in VISA and/or MasterCard to issue cards on our network. In a lawsuit filed in October 1998 against VISA and MasterCard, the U.S. Department of Justice alleged that these rules and policies violated the antitrust laws of the United States. The lawsuit went to trial in the summer of 2000, and in October 2001, the trial judge ruled in favor of the U.S. Department of Justice, holding that these rules and policies violate the antitrust laws. VISA and MasterCard appealed the decision and were able to obtain a stay of the court's judgment throughout the appeals process.

      After the U.S. Court of Appeals for the Second Circuit affirmed the trial court's decision, we renewed our discussions with banks about establishing NCL partnership arrangements in the United States. In January 2004, we announced an agreement with MBNA under which MBNA would issue American Express-branded Cards in the United States once the legal process was concluded and the restrictive rules were finally struck down.

      In October 2004, the Supreme Court declined to hear VISA's and MasterCard's appeal. This decision marked the end of the VISA and MasterCard rules that prevented their member banks from issuing cards on competitive networks and cleared the way for implementation of the trial court's order requiring the repeal of the illegal rules. We view this decision as a major victory for U.S. consumers as well as U.S. banks because it opens the door to more vigorous network competition and more innovative card products and services.

      For American Express, the Supreme Court's decision means that we are now able to open our network to other card issuers in the United States, just as we have done internationally. Building a network business in the United States that operates in addition to our proprietary card business provides us with new and substantial opportunities for growth.

      In early November 2004, MBNA launched its first American Express-branded credit cards through more than 1,000 affinity groups affiliated with MBNA, including alumni associations, professional groups and recreational and philanthropic organizations. In December 2004, we announced an agreement with Citibank (South Dakota) to issue cards that will be accepted on our global merchant network. We expect that Citibank will begin to issue American Express-branded cards in the fourth quarter of 2005.

      In November 2004, we filed a lawsuit against VISA, MasterCard and certain of their member banks seeking monetary damages resulting from the illegal rules that were struck down in the U.S. Department of Justice lawsuit discussed above. (You can read more about this lawsuit in the "Legal Proceedings" section of this report below.)

      With more than 400 different card products launched so far by our bank partners, GNS is an increasingly important business that is strengthening our market presence, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. Since the creation of the GNS business unit, GNS partners have added over 8.6 million new Cards to our network (net of attrition). Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 25%. Outside the United States, one of every two cards acquired in 2004 was a card issued by one of our GNS partners, and GNS partners brought nearly one of every three merchants into our network. Spending on these Cards has grown at a compound annual rate of 18% since 1999 and totaled more than $17.7 billion in 2004.

      Local government regulations governing the issuance of charge and credit cards have not been a significant factor impacting TRS' arrangements with banks and qualifying financial institutions in any country in which such arrangements exist, because such banks and institutions generally are already licensed to issue general purpose cards. Accordingly, our GNS partners have generally not had difficulty in obtaining appropriate government authorization in the markets in which TRS has chosen to enter into GNS partnership arrangements.

      Competition

      Our network competes with other card networks, including, among others, VISA, MasterCard, Diners Club (which, in the United States, is being folded into the network operated by MasterCard), Discover Business Services, a business unit of Morgan Stanley (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). The principal competitive factors that affect the network business include:

      -     the number of cards in force and amount of spending on these cards;

      -     the quantity and quality of the places where the cards can be used;

      - the economic attractiveness to card issuers and merchant acquirers of participating in the network;

      -     the success of marketing and promotional campaigns;

      -     reputation and brand recognition;

      -     innovation in systems, technology and product offerings; and

      -     the quality of customer service.

GLOBAL ESTABLISHMENT SERVICES

      TRS operates a global merchant services business, which includes signing merchants to accept our branded Cards (merchant acquisition) and accepting and processing Card transactions and paying merchants (transaction processing) that accept Cards for purchases made by Cardmembers with Cards ("Charges"). TRS also provides point-of-sale and back office products and services to merchants.

      Our objective is to achieve merchant coverage so that Cardmembers are able to use the Card wherever and however they desire, as well as to increase coverage in key geographic areas and in new industries that have not, to date, accepted general purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales agents, strategic alliances with banks, the Internet, telemarketing and inbound "Want to Honor" calls (i.e., merchants desiring to accept the Card contacting us directly).

      Since the early 1990's, we have significantly expanded the number of merchants that accept our card products as well as the kinds of businesses that accept the Card. In recent years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 65% of our U.S. billings came from the travel and entertainment sectors and 35% came from retail and other sectors. That proportion has now been more than reversed. In 2004, U.S. non-travel and entertainment billings represented 67% of the U.S. billed business on American Express Cards. This shift resulted from the growth, over time, in the types of merchants who began to accept charge and credit cards in response to consumers' increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers' needs. In recent years, this shift was important because of a decrease in spending in travel and entertainment resulting from the overall economic and political environment.

      During 2004, TRS continued its ongoing efforts to encourage consumers to use the Card for everyday spending. TRS continued to increase the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, retail stores, supermarkets and gas stations.

      Key signings of merchants in 2004 brought Card acceptance to industries where cash or checks are the predominant form of payment. For example, TRS signed agreements this past year with Transport for London Underground, Metrogas Utilities in Argentina, Sigma Pharmaceuticals in Australia and Safeway Inc. and Allstate Group in the United States. In addition, Card acceptance at hotels and conference centers for business meetings and events, business-to-business purchases and apartment rentals are other examples of new industries in which the Card is now accepted, and which have the potential to contribute to increasing our average Cardmember spending.

      As in prior years, during 2004, we continued to grow merchant acceptance of our card products around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Globally, acceptance of general purpose charge and credit cards continues to increase, including among merchants in industries that have not traditionally accepted charge and credit cards. Additionally, as our GNS partners help grow merchant acceptance in their local markets, and as American Express Card issuance expands in emerging markets outside the United States, we have begun to include merchant coverage information data from GNS merchant acquirers and from these emerging markets. As a result of this refined approach, management estimates that, as of the end of 2004, TRS' merchant network in the United States accommodated more than 90% of Cardmembers' general purpose charge and credit card spending, and our international merchant network accommodated over 80% of our Cardmembers' general purpose charge and credit card spending.

      We earn "discount" revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. The merchant discount rate is generally deducted from the amount of the payment that the "merchant acquirer" (in most cases, TRS) pays to a merchant for charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the service establishment for these transactions and submits the transactions through the American Express network to the appropriate Card issuer for billing to the cardmember. When a cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. The merchant discount is generally deducted from payment to the service establishment where TRS is the merchant acquirer and is recorded by us as discount revenue at the time the transaction is captured. Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of some of our GNS partnership arrangements, we will make financial settlement to the merchant and receive the discount revenue. We will also receive financial settlement from the Card issuer, who receives an issuer rate (i.e., the amount that card issuers receive for transactions charged on our network with Cards that they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue and the issuer rate generates a return to the network. Where we are the Card issuer and the merchant acquirer is a third-party bank or financial institution, we receive an issuer rate in our settlement with the merchant acquirer.

      The level of the merchant discount rate that we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other card networks. We deliver value to the merchant through higher spending Cardmembers relative to cards issued on competing card networks, the overall higher volume of spending by all Cardmembers, marketing programs and the insistence of Cardmembers to use their Cards when enrolled in rewards or other Card loyalty programs.

      The merchant discount rate varies with the industry in which the merchant does business, the charge volume, the timing and method of payment to the merchant, the method of submission of charges and, in certain instances, the scope of the Card acceptance agreement signed with us (local or global), and the average charge amount. In 2004, as in prior years, we have experienced some reduction in our global weighted average merchant discount rate, primarily reflecting the impact of stronger than average growth in the lower rate "everyday spend" merchant categories. Based on our business strategy, we expect to see continued changes in the mix of business. This, along with volume-related pricing discounts and selective repricing initiatives, will likely continue to result in some erosion over time of the weighted average merchant discount rate. Over the past few years, VISA and MasterCard have announced a number of increases in their U.S. credit card interchange rates, which can increase the cost to merchants of accepting VISA and MasterCard cards.

      While most merchants understand our merchant discount rate pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. We devote significant resources to respond to this issue. We have made progress by: concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide by programs such as "American Express Selects", which enables merchants to gain valuable exposure and additional sales by making online offers, such as discounts on purchases available to Cardmembers on a Web site maintained by us; providing better and earlier communication of our value proposition; and when necessary, by canceling merchants who suppress the use of our Card products.

      Merchant satisfaction is a key goal of our Global Establishment Services business. We focus on understanding and addressing factors that influence merchant satisfaction, executing programs that increase Card usage at merchants and strengthening our relationships with merchants through an expanding roster of services that help them meet their business goals. We offer a full range of point-of-sale solutions, including terminals, integrated point-of-sale terminals and direct links that allow our merchant partners to accept American Express Cards, as well as bankcards, debit cards and checks. All proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which lowers a merchant's cost of Card acceptance and avoids any payment delays caused by a third party. During 2004, we also launched Business Savings for all U.S. merchants that accept American Express Cards, which provides them with ways to reduce expenses for office supplies, cellular phone service, temporary staffing and shipping through pre-negotiated discounts at select partners.

      We continue to support the fast-growing recurring billing industry through the Automated Bill Payment platform, a product that allows merchants to bill Cardmembers on a regular basis for recurring Charges such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and cable TV service. We have also made modifications to our host authorization system to approve more transactions and reduce Cardmember inconvenience at the point-of-sale without a corresponding increase in fraud or credit losses.

      Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a "closed loop," which distinguishes our network from the bankcard networks in that there is access to information at both ends of the Card transaction. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels, subject to applicable legal requirements. We work closely with our Card issuing bank partners to maintain key elements of this closed loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

      As the merchant acquirer, we have certain contingent liabilities that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against the merchant's current or future submissions for payment. We can realize losses when offsetting submissions cease, such as when the merchant commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by either holding cash reserves funded through cash holdbacks from a merchant or lengthening the time between when the merchant submits a charge for payment and when we pay the merchant. We also establish reserves on our balance sheet for these contingencies.

      In some markets outside the United States, particularly in the United Kingdom, third party processors and some bankcard acquirers have begun to offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder's residence (i.e., the cardholder's billing currency) at the point-of-sale, and submitting the transaction in the cardholder's billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice is known as "dynamic currency conversion." If a merchant utilizes a dynamic currency conversion process, the merchant and processor share any fee assessed or spread earned for converting the transaction at the point of sale, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder's billing currency. This practice is not widespread, and it is uncertain to what extent consumers will prefer to have foreign currency transactions converted by merchants in this way. Our policy generally requires merchants to submit charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember's billing currency. We are reviewing the potential impact of dynamic currency conversion, including considering whether and to what extent we should develop our own dynamic currency conversion process.

      Regulation

      In recent years, regulators in several countries have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, European Union, Australia, Mexico and Switzerland, among others, have conducted, and are continuing to conduct, investigations into the way bankcard network members collectively set the "interchange," which is the fee paid by the bankcard merchant acquirer to the card-issuing bank. The interchange fee is generally the largest component of the merchant discount rate charged to merchants by the merchant acquirer for bankcard charges. Although the regulators' focus has primarily been on VISA and MasterCard as the dominant card networks, government regulation of the bankcard associations' pricing could ultimately affect all card service providers by requiring reduction of the levels of interchange, which will drive down merchant discount rates. Downward movement of interchange and merchant discount fees may affect the relative economic attractiveness to card issuers and merchant acquirers of participation in a particular network. Loss of merchant discount revenue may lead card service providers to look for other sources of revenue such as annual card fees, as well as to reduce costs by scaling back or eliminating rewards programs. Reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 have resulted in lower merchant discount rates for VISA and MasterCard. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia although we continue to believe that we have strong economics in that market. In addition, under legislation recently enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates cannot exceed 3%. In the event governmental or regulatory activity to limit interchange continues or increases, our revenues and profitability could be adversely affected.

      Regulators have also considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. Although some countries, such as the United Kingdom, and more recently, Australia, permit merchants to levy a surcharge on credit card purchases, there has been a relatively low incidence of surcharging, as merchants do not want to risk offending customers or losing customers to those competitors that do not assess surcharges for credit card purchases.

CONSUMER CARD, SMALL BUSINESS AND CONSUMER TRAVEL SERVICES

      As a significant part of its proprietary Card issuing business, TRS issues a wide range of Card products and services to consumers around the world and to small businesses primarily in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our Card business. The proprietary Card business offers a broad set of card products to attract a greater number of customers. Core elements of our strategy are:

      - focusing on acquiring and retaining high-spending, creditworthy Cardmembers across multiple groups;

      - designing card products with features that appeal to specific customer segments;

      - the use of strong incentives to drive spending on our various card products, including our Membership Rewards(R) program and other rewards features;

      - the use of loyalty programs such as Delta SkyMiles, sponsored by our cobrand and other partners to drive spending;

      - the development and nurturing of wide-ranging relationships with cobrand and other partners;

      - a multi-card strategy (having multiple card products in customers' wallets); and

      -     high-quality customer service.

      We and our licensees offer individual consumer charge cards such as the American Express Card, the American Express(R) Gold Card, the Platinum Card(R), and the ultra-premium Centurion(R) Card; revolving credit cards such as Blue from American Express(R), Blue Cash(R) from American Express and the Optima(R) Card, among others; and a variety of cards sponsored by and cobranded with other corporations and institutions, such as the Delta SkyMiles(R) Credit Card from American Express, the American Express(R) Platinum Cash Rebate Card and True Earnings Card exclusively for Costco Members and the Hilton HHonors Platinum Credit Card from American Express.

      Charge Cards

      Our charge Cards, which are marketed in the United States and many other countries and carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember's account history, credit record and personal resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed. Charge card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be canceled. The no-preset-spending limit and pay-in-full nature of these products attract high-spending Cardmembers who want to use a charge card to facilitate larger payments.

      The Sign & Travel program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with our charge cards. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the Charge Card in excess of a specified amount. Various flexible payment options are offered to Cardmembers in international markets as well.

      Revolving Credit Cards

      TRS and its licensees also offer a variety of revolving credit cards in the United States and other countries. These cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, when we began aggressively to expand our credit card business, our lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of our lending products, such as Blue from American Express, Blue Cash from American Express and the Delta SkyMiles Credit Card from American Express, as well as the increased number of charge Cardmembers who have taken advantage of our "lending on charge" options (such as the Sign & Travel(R) and Extended Payment Option programs described above).

      Among other products introduced in 2004, we launched the IN:NYC card, a fee-free credit card that helps Cardmembers get the most out of New York City by providing exclusive offers for Cardmembers and double points through a unique loyalty program, INSIDE REWARDS.

American Express Centurion Bank and American Express Bank, FSB as Issuers of Certain Cards

      Our revolving credit cards in the United States are issued by American Express Centurion Bank ("Centurion Bank"), and American Express Bank, FSB ("AEBFSB"), each of which is a wholly owned subsidiary of American Express Travel Related Services Company, Inc. Centurion Bank issues Blue from American Express, Blue Cash from American Express, the Optima Card, and certain other American Express-branded revolving credit cards in the United States. In addition, Centurion Bank has outstanding lines of credit in association with certain Charge Cards and offers unsecured loans to Cardmembers in connection with the Sign & Travel and Extended Payment Option programs. Centurion Bank is also the issuer of certain Charge Cards in the United States.

      In 2004, AEBFSB acquired certain credit card accounts and receivables from Centurion Bank and TRS and home equity loans, deposits and other lending portfolios from Centurion Bank. In addition, AEBFSB became the issuing bank of the related American Express charge and credit card accounts, including the consumer and small business credit cards cobranded with Delta Air Lines and Costco Wholesale and certain charge cards issued to small business customers.

      International Proprietary Card Business

      TRS continued to bolster its international proprietary Card business through the launch of more than 80 new or enhanced Card products during 2004. These are cards that we issue, either on our own or, as further described below, as cobrands with partnering institutions. This past year, among other new proprietary products, we introduced:

      - Centurion Cards in The Netherlands, Sweden, France, Italy, Spain and Australia;

      -     a Platinum Card in Austria;

      -     a new American Express Credit Card in Thailand; and

      - new Platinum Credit Cards in the Philippines, Puerto Rico, Singapore and Taiwan.

      Cobrand Cards

      TRS issues Cards under cobrand agreements with selected commercial firms both in the United States and internationally. Examples of new or enhanced cobrand products introduced in 2004 include:

      - agreements with Costco Wholesale to issue the True Earnings Card for consumers and the True Earnings Business Card for small businesses;

      -     a cobranded credit card with BMW in Thailand;

      - a cobranded charge card with Hotel Okura Co., Ltd., featuring the Okura Club Point program; and

      -     a cobranded credit card with Indian Airlines.

During 2004, we also extended our existing cobrand arrangements in the United States with two of our largest cobrand partners, Delta Air Lines and Costco Wholesale.

      The competition among card issuers and networks for attractive cobrand card partnerships is quite intense because they can generate high-spending loyal cardholders. The duration of our cobrand arrangements generally range from five to ten years. Cardmembers earn rewards provided by the partners' respective loyalty programs based upon their spending on the cobrand cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under cobrand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Once we make payment to the cobrand partner, as described above, the partner is solely liable with respect to providing rewards to the Cardmember under the cobrand partner's own loyalty program. As the issuer of the cobrand card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses with respect to such cards. The cobrand partner retains the risk associated with the miles, points or other currency earned by the Cardmember under the partner's loyalty program.

      Bank Distribution of Proprietary Cards

      We also issue Cards under distribution arrangements with banks, primarily outside the United States. Such bank distribution agreements involve the offering of a standard product (issued by TRS or one of its subsidiaries) to customers of the bank, generally with the bank's logo on the Card. In a bank distribution arrangement, we make payments to the bank partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such Cards. The duration of such arrangements generally ranges from five to seven years.

      We also signed an agreement to distribute American Express Platinum and Gold Cards to customers of Banco Banif, the private banking division of Grupo Santander in Spain, and a distribution agreement with Alandsbanken in Finland to distribute American Express-branded products as part of that bank's new Premium service.

      Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue cards with the majority of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our total revolving portfolio and contribute to our proprietary consumer lending activities.

      Card Pricing and Account Management

      Certain of our Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card, the number of Cards for each account, the currency in which the Card is denominated and the country of residence of the Cardmember. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge Cardmember fees to participate in rewards programs, in respect of account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations and believe that our strong risk management capabilities provide us with a competitive advantage.

      Membership Rewards(R) Program

      During 2004, we also continued to expand our U.S. Membership Rewards program - - the largest program of its kind. Customers enrolled in the Membership Rewards program earn points toward a variety of travel, entertainment, and retail rewards. Customers earn one point for virtually every dollar they spend. Membership Rewards points have no expiration date as long as the customer maintains a Membership Rewards account with an eligible, enrolled Card. There is no limit to the number of points earned, and bonus point opportunities help our customers earn rewards faster. We continued to add new Membership Rewards partners to the U.S. program, including JetBlue Airways, Fairmont Hotels, Wyndham Hotels and Resorts, Bloomingdale's, Restoration Hardware and Benihana. Our Membership Rewards program continues to be an important driver of Cardmember spending and loyalty.

      As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have over 1,200 Membership Rewards partners that participate in our international Membership Rewards programs with an average of 70 partners in each country; fewer than 30% of these partners are in the travel industry. Cardmembers can redeem their points with 35 airlines and over 275 hotel chains. Our non-travel redemption options include retail - ranging from The Gap to Takashimaya, an upscale Japanese department store. Other redemption categories include dining, spas, charities, movie theatres, automobiles, and special events like the MTV Music Video Awards in Europe. In 2004, we signed 50 new Membership Rewards partners and continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem points more quickly. In this vein, during 2004 we launched the Membership Rewards Direct Ticket in New Zealand, which lowered the amount of money Cardmembers need to spend in order to earn free travel and allows the Cardmember to redeem points directly with us to purchase a travel award rather than having to first transfer points to a Membership Rewards partner. We launched Double Points Membership Rewards in Indonesia and an enhanced Membership Rewards program in Japan that allows Cardmembers to carry over their earned Membership Plus points indefinitely.

      When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish balance sheet reserves in connection with estimated future reward redemptions. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Because of higher charge volumes and greater redemption rates, the expense of the program has increased both in the United States and internationally over the past several years and continues to grow. Despite the increasing costs of Membership Rewards as penetration and usage expand, this program plays a vital role in our profitability. We believe, based on historical experience, that Cardmembers enrolled in rewards and cobrand programs yield higher spend, better retention, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have improved customer satisfaction with the Membership Rewards program and lowered our average cost per point. We continually seek to contain the overall cost of the program and make changes to enhance its value to Cardmembers.

      Cardmember Special Services and Programs

      Throughout the world, Cardmembers have access to a variety of free and fee-based special services and programs, depending on the type of Cards they have and their country of residence. We recently introduced American Express Selects, a new benefit for Cardmembers worldwide, providing shopping, dining and travel values from merchants in 11 countries. During 2004, we also launched Identity Theft Assistance, a new benefit available to all Cardmembers at no extra cost provide dedicated support that can help Cardmembers safeguard their personal information and determine if their identity has been stolen. Other special services and programs include:

-     the Membership Rewards program;

-     Global Assist(R) Hotline;

-     Buyer's Assurance Plan;

-     Car Rental Loss and Damage Insurance;

-     Travel Accident Insurance;

-     Purchase Protection Plan;

-     Best Value Guarantee;

-     Emergency Card Replacement;

-     Emergency Check Cashing Privileges;

-     Automatic Flight Insurance;

-     Premium Baggage Protection;

-     Assured Reservations;

-     Online Fraud Protection Guarantee;

-     Credit Card Registry;

-     Credit Bureau Monitoring and Credit Insurance services.

Certain Cards provide Cardmembers with access to additional services, such as a Year-End Summary of Charges Report.

      The Platinum Card, a charge card offered to consumers in the United States and in virtually all other countries in which we issue Cards, provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. We offer the Centurion Card by invitation to consumers in the United States and 11 other countries. The Centurion Card is an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits. We send the Customer Relationship Statements to Personal, Gold, Platinum and Centurion Cardmembers, to communicate both our and merchants' special offers for products and services.

      Service and Technology Infrastructure

      We continue to make significant investments, both in the United States and internationally, in our card systems and infrastructure to allow faster introduction and greater customization of products. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new cards to an account and resolving customer satisfaction issues. In international markets, we are building flexibility and enhancing our global platforms and capabilities in revolving credit, our full service banking platform called iWealthview, and consumer payment options. You can find a description of our arrangement regarding the outsourcing of many of our technology operations to IBM in the "Corporate and Other" section of this report.

      We continued to leverage the Internet to lower costs and improve service quality. During 2004, we expanded the number of services and capabilities available to customers online and increased their utilization. For example, within the United States, approximately 90% of our card servicing call volume can now be handled online. We now have more online interactions with U.S. customers than we do by telephone or in person. Our Online Card sales grew steadily in 2004 as well.

      At year-end, customers enrolled approximately 15 million Cards in our "Manage Your Card Account Service." This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 48 markets.

      OPEN: The Small Business Network(SM) from American Express

      In addition to its U.S. and international consumer Card businesses, TRS is also a leading provider of financial services to small businesses (firms that generally have less than 100 employees and/or sales of $10 million or less), a key growth area in the United States. OPEN: The Small Business Network from American Express(SM) ("OPEN") offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including charge and credit cards, access to credit lines and loans up to $100,000, expense management reporting, enhanced online account management capabilities and travel services.

      During 2004, we continued to expand the breadth of products and services offered by OPEN. We also introduced the Business Green Rewards Card, Blue Cash(R) for Business credit card, the Costco TrueEarnings(SM) Business card from Costco and American Express and new travel benefits for the Executive Business Card. We also introduced OPEN Savings(SM), a new program for OPEN customers, offering automatic savings at AT&T, FedEx, Hertz, Staples and others simply by using their American Express Business card. These savings may be combined with any existing discounts or offers. In addition, we introduced enhanced electronic management reports, improved information concerning categories of spend and limits on supplemental Cards (the ability to set a spending limit on Cards issued on a cardmember's account to persons authorized by the Cardmember).

In 2004, we sold the leasing product line of OPEN's small business financing unit, American Express Business Finance Corporation, with a loan portfolio of approximately $1.5 billion.

      American Express Consumer Travel Network -- USA

      The American Express Consumer Travel Network -- USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers and participating American Express Representatives (independently-owned travel agency locations that operate under the American Express brand). U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers two-for-one fares on international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion and Platinum cardmembers include Cruise Privileges, Centurion and Platinum Destinations Vacations and the Private Jets Program.

      In addition, the Consumer Travel business operates a wholesale travel business in the United States. (A wholesaler purchases inventory, such as hotel rooms or airline seats, from suppliers and then resells the services to the customer at retail prices that the wholesaler determines.) Our wholesale travel business packages American Express Vacations and distributes travel packages through other retail travel agents, and a cruise subsidiary in the United States, which markets value-added cruise products called the Mariner's Club. Consumer Travel also provides Membership Rewards program cruise and tour fulfillment, fee-free American Express Travelers Cheques, and foreign exchange services.

      In 2004, we enhanced our Consumer Travel Web site with private-label versions of the Travelocity Inc. booking service for air, hotel and car rental reservations, and a private-label online cruise booking service from OurVacationStore.com. Our Web site now offers consumers fares and rates that are competitive with other leading travel Web sites, along with value-added benefits for cardmembers, including double Membership Rewards points.

      We also attracted 13 new members last year to our representative network, including Cruise Planner, Inc., the first cruise franchiser to join the American Express Travel Network.

      TRS' worldwide travel network of more than 1,700 retail travel locations is important in supporting the American Express brand and providing customer service throughout the world.

      Competition

      Our proprietary Card business encounters substantial and intense competition. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, MBNA and Capital One Financial) that are members of VISA and/or MasterCard and that issue general purpose credit cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley affiliate that issues the Discover Card on the Discover Business Services network. Internationally, we are also subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and HSBC as our strongest competitors as they offer card products in a large number of markets. We also encounter limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for our Cards because of their limited acceptance. As a result of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers and the largest issuers have continued to grow using their greater resources, economies of scale and brand recognition to compete.

      Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, "teaser" promotional interest rates for both credit card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders.

      Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo. As a result, the volume of transactions made with debit cards in the United States has continued to increase significantly and, in the United States, has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. While debit cards may be used instead of credit and charge cards for certain kinds of transactions, the ability to substitute debit cards for credit and charge cards is limited because the consumer must have sufficient funds in his or her demand deposit account to cover the transaction in question. For example, larger purchases or delayed purchases may not be appropriate for debit cards. We do not currently issue point-of-sale debit cards on the American Express merchant network.

      The principal competitive factors that affect the card-issuing business are:

      - the features and the quality of the services, including rewards programs, provided to Cardmembers;

      - the number, spending characteristics and credit performance of Cardmembers;

      -     the quantity and quality of the establishments that accept a card;

      -     the cost of cards to Cardmembers;

      -     pricing, payment and other card account terms and conditions;

      - the number and quality of other payment instruments available to Cardmembers;

      - the nature and quality of expense management data capture and reporting capability;

      -     the success of targeted marketing and promotional campaigns;

      -     reputation and brand recognition;

      - the ability of issuers to implement operational and cost efficiencies; and

      -     the quality of customer service.

      American Express Consumer Travel competes with traditional "brick and mortar" travel agents, online travel agents and travel suppliers that distribute their products to consumers directly via the internet or telephone-based customer service centers. In recent years we have experienced increasing competition from online travel agents utilizing the merchant business model under which the agent receives inventory (hotel rooms, airline seats, car rentals, destination services) from suppliers at negotiated rates. The agent then determines the retail price paid by the customer and processes the transactions as the merchant of record for the transaction. We believe the merchant model was particularly effective during the years following the September 11, 2001 terrorist attacks when travel volumes were depressed and suppliers tended to make greater amounts of their inventory available to agencies utilizing this model.

      New competition has also emerged in the past year in the form of several software companies that offer robotic searches of other Web sites to direct consumers to the site that offers the lowest prices according to the customer's search parameters.

      Financing Activities

      American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries ("Credco"), purchases the majority of Charge Card receivables arising from the use of Cards issued in the United States and in certain currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations. (You can find a discussion of TRS' and Centurion Bank's securitization and other financing activities on pages 26-27, page 35, pages 37-40, page 41, pages 45-47, and pages 51-56 under the caption "Financial Review," and Note 4 on pages 97-98 of the Company's 2004 Annual Report to Shareholders, which portions we incorporate herein by reference.)

      Regulation

      Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation ("FDIC"). Centurion Bank is an FDIC-insured depository institution. AEBFSB is a federal savings bank regulated and supervised by the federal Office of Thrift Supervision ("OTS"), a division of the United States Department of the Treasury. AEBFSB is an FDIC-insured depository institution. Among the activities of Centurion Bank and AEBFSB that are regulated at the federal level are their respective anti-money laundering compliance activities. We have taken steps to maintain compliance programs for anti-money laundering and other requirements consistent with applicable standards. You can find a further discussion of the anti-money laundering initiatives affecting us under "Corporate and Other" below.

      Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. Based on Centurion Bank's tier one risk-based capital, total risk-based capital and leverage ratios, Centurion Bank was considered to be well-capitalized as of December 31, 2004.

      AEBFSB is subject to the risk-based capital adequacy requirements promulgated by the OTS. Under these regulations, a federal savings bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a tier one core capital ratio of at least 5%. Based on AEBFSB's tier one risk-based capital, total risk-based capital and tier one core capital ratios, AEBFSB was considered to be well-capitalized at December 31, 2004.

      In 2003, AEBFSB and certain of its affiliates received OTS approval to, among other things, offer certain credit, charge and consumer lending products, small business loans, mortgages and mortgage-related products and to operate a transactional Internet site. The implementation of the changes to AEBFSB's business plan, which provides more flexibility for us, began in the first quarter of 2004 with the transfer of certain Card accounts and other assets from Centurion Bank to AEBFSB. AEBFSB continues to provide personal trust, custodial, agency and investment management services to individual clients of AEFA. AEBFSB is registered with the SEC as an investment adviser. AEBFSB is authorized to transact business in all 50 states and the District of Columbia, and utilizes AEFA as its primary distribution channel for these services.

      The charge card and consumer lending businesses are subject to extensive regulation in the United States, as well as in foreign jurisdictions. In the United States, the business is subject to a number of federal laws and regulations, including:

      - the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

      - the Fair Credit Reporting Act (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

      - the Truth in Lending Act (which, among other things, requires extensive disclosure of the terms upon which credit is granted);

      - the Fair Credit Billing Act (which, among other things, regulates the manner that billing inquiries are handled and specifies certain billing requirements);

      - the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications); and

      - the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).

      Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see "Corporate and Other" below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the USA PATRIOT Act. (For a discussion of this legislation and its effect on our business see, "Corporate and Other" below.)

      Centurion Bank, AEBFSB and our other bank entities are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which our Card and lending businesses operate has become increasing complex and robust. More recently, regulators (as well as various consumer advocacy groups) have begun to focus increasing attention on the types and levels of fees charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations.

      In January 2003, the Federal Financial Institutions Examination Council (the "FFIEC"), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued new guidance to the industry on credit card account management and loss allowance practices (the "Guidance"). The Guidance covers five areas: (i) credit line management, (ii) over-limit practices, (iii) minimum payment and negative amortization practices, (iv) workout and forbearance practices, and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. At present, we do not have any lending programs that target the subprime market. The Guidance has not had any material impact on our businesses or practices and we do not believe that the Guidance will have any material impact on our practices in the future, nor does the Guidance mandate any changes to our practices.

GLOBAL CORPORATE SERVICES

      TRS' Global Corporate Services business ("GCS") helps companies around the world better manage the costs and processes associated with a range of expenses, including travel, entertainment and everyday purchases of business products and services. GCS offers three primary products and services:

      - Corporate Card, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending;

      - Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies; and

      - Business Travel, which helps businesses manage their travel expenses through a variety of travel-related products and services.

      Corporate Card and Corporate Purchasing Solutions

      The American Express(R) Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through the Corporate Card program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 36 countries, which we distribute through proprietary operations and partner banks, and international dollar Corporate Cards in 85 countries. Additionally, with the launch of our Global Dollar Card offering, we have the capability to offer our products to customers in over 200 countries. In 2004, we launched the American Express Gold Corporate Card in Brazil and the Platinum Card in Canada.

      Corporate Purchasing Solutions ("CPS") helps large and middle market companies manage their everyday spending. CPS is used by corporations to buy everyday goods and services, such as office supplies and industrial supplies and equipment, in 24 markets around the world. This type of spending by corporations is less susceptible to economic downturns than traditional travel and entertainment spending and helps to diversify the spending mix on our Cards.

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

      In addition, our GCS business provides Corporate Card and travel expense management services to middle market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion) in developed economies worldwide, including the United States, Canada, the United Kingdom, France, Sweden, Germany, Australia, Singapore and Mexico. GCS is focused on continuing to expand its business with midsize companies, which we believe present us with significant growth opportunities. Businesses of this size often do not have corporate card programs. However, once enrolled in the program, midsized companies, which usually do not have well-defined purchasing programs, will typically put a significant portion of their business spending (both travel and entertainment and non-T&E, such as office supplies) on the Card because they can gain control, savings and employee benefits. In 2004, our GCS business invested in a wide range of marketing programs and product enhancements, and added sales staff to generate more Card and travel business with midsize firms. GCS also offers the Savings at WorkSM program in the United States, as well as similar programs globally, which provides companies with discounts on everyday products and services, such as office supplies, and a range of business services.

      During 2004, we added or retained several major clients in the United States and internationally for the Corporate Card, including Johnson & Johnson, Motorola, ICI, Avaya, Owens Corning, Schering-Plough, Medtronic, and Siemens.

      In 2004, we also announced a new business alliance with CorpVat under which it provides certain value added tax (VAT) recovery services to GCS commercial card clients. We also announced a new alliance with Deutsche Bank to launch a jointly-branded Corporate Card and Business Travel Account program to Deutsche Bank's corporate customers. TRS also entered into a cobrand card alliance with Paradigm Total Salary Management in Australia for both employees and employers to benefit from outsourced salary packaging administration.

      In addition, in 2004, we entered into an agreement with Navigant International, Inc., a leading provider of travel management services in the United States, to distribute our Corporate Cards to its clients in the United States.

      With the increased focus on cost containment by firms, we have experienced significant growth over the past few years in the Corporate Meeting Card, which helps U.S.-based companies control company meeting expenses. The Corporate Meeting Card provides clients with a tool to capture such spending and provides company meeting planners with a tool to simplify the meetings payment process and access to data to negotiate with suppliers. GCS also offers the Corporate Defined Expense Program. This product allows companies to set a maximum amount to be charged on a Card before expiration and permits them to segregate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.

      GCS also offers American Express @ Work(R), a secure, web-based suite of online tools that enables Corporate Card, CPS and Corporate travel customers to perform account review and servicing and access management reports on a 24/7 basis through a single user interface. This suite helps companies manage expenses and manipulate spend data more efficiently than offline alternatives, while decreasing the costs associated with servicing. These products enable companies to review, combine and manipulate Corporate Card, Corporate Travel and Corporate Purchasing Solutions data. One of the products also allows companies to reconcile the data with its internal accounting system.

      Competition - Global Commercial Card Business

      Competition in the commercial card (Corporate Card and CPS) business is increasingly intense at both the card network and card issuer levels. At the network level, Diners Club (which, as mentioned above, is being folded into the network operated by MasterCard in the United States) remains a significant global competitor. In addition, both VISA and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, GE Capital Financial Inc. and Citibank (in the United States and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements. In the past few years, MasterCard has promoted enhanced web-based support for its corporate card issuing members, and VISA International supported the creation of a joint venture by a number of its member banks from around the world to compete against us and Diners Club for the business of multinational companies. The key competitive factors in the commercial card business are, in addition to the factors cited above under "Consumer Card, Small Business and Consumer Travel Services -- Competition":

      - the ability to capture and deliver detailed transaction data and expense management reports;

      -     the number and types of businesses that accept the cards;

      -     pricing;

      - the range and innovativeness of products and services to suit business needs

      -     quality of customer services; and

      -     global presence.

      Global Travel Services

      GCS Global Travel Services consists of American Express Business Travel
(BT) and Consumer Travel International & Foreign Exchange Services (CTI&FES).

      American Express Business Travel provides travel reservation advice and booking transaction processing; travel expense management policy consultation; supplier negotiation and consultation; management information reporting, data analysis and benchmarking; and group and incentive travel services.

      Business Travel services customers directly in 36 key markets worldwide, of which 31 are proprietary operations and five are managed through joint ventures. In addition, Business Travel also serves customers in numerous other markets through franchise partnerships. We continued to expand our global reach with our 2003 acquisition of Rosenbluth International, the integration of which was completed in the second half of 2004. We believe that the Rosenbluth acquisition has helped us expand an advantage over other competitors by enhancing our servicing capabilities, the integration of superior customer products and services, adding high performing talent and creating economies of scale.

      In 2004, we were awarded the corporate travel business of, among other new clients, General Motors, Electronic Data Systems A.T. Kearny, the European Aeronautic Defence and Space Company, DHL and the U.K. Ministry of Defence.

      Business Travel continues to modify its economic model and invest in new products, services and technologies to address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide. We announced a comprehensive cost-saving travel management offering for the small- and mid-sized business travel segment in the United States, featuring webfare guarantees, a new travel management loyalty program with double Membership Rewards(R) points for individual travelers and automatic ticket refunds. In addition, Business Travel launched the Preferred Extras Hotel Program and Preferred Savings Programs for our North America customer base. Business Travel also offers the TravelBahn(R) Distribution Solution, a proprietary distribution solution alternative that provides access to the best airline inventory and fares for American Express Business Travel customers with a number of carriers, in North America and in select international markets.

      Business Travel has moved many of its business processes and customer servicing online, which streamlines processes, reduces costs, increases productivity and enhances the quality of customer service. To this end, we launched a redesign of our Business Travel website at the end of 2004. By the end of 2004, in the United States, 33% of all of GCS' corporate travel transactions were processed online, and online penetration rates in the United Kingdom, Canada, Mexico and Australia achieved levels within the 6% to 18% range.

      Global Travel Services, through its CTI&FES organization, provides American Express customers around the globe with travel related products and services. CTI&FES encompasses four key areas of business: Premium Travel and Lifestyle Services, Travel Service Network, Retail Foreign Exchange, and Corporate Foreign Exchange.

      Premium Travel and Lifestyle Services provides concierge services, a unique benefit that exemplifies the world-class customer experience provided to Platinum and Centurion Card customers through 22 exclusively dedicated international call centers. Our retail leisure travel service network manages customer relationships on our behalf worldwide through more than 1,700 travel office locations in more than 130 countries. We are aggressively expanding our retail presence worldwide through franchising, nearly tripling the size of our international franchise network in the past three years alone.

      Our retail foreign exchange business has a presence in many of our travel offices, as well as in 26 of the world's major international airports, including London's Heathrow, the Aeroports de Paris and Changi Airport in Singapore. Today, American Express is the third largest currency provider in airports. For corporate clients, our International Payments online payment product allows companies and banks to make cross-border payments in more than 110 foreign currencies at competitive rates. Wholesale banknote services are also provided to select financial institutions and travel-related companies.

      Competition - Travel Services

      Business Travel faces intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, convenience, global capabilities and proximity to the customer. In addition, competition comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents.

      In 2004, several U.S.-based online travel agencies expanded their offerings and marketing efforts beyond their traditional target customer set, with increasing focus on corporate travel. Orbitz, Expedia and Travelocity have all begun to pursue midsized and larger corporate travel customers in North America. While the majority of the online agencies' efforts to penetrate the managed corporate travel sector has to date occurred in the United States, it is likely that they will focus more of their efforts to expand into key, developed international markets like Canada, the United Kingdom and other European markets in 2005.

      Since 1995, travel agents have received reduced levels of revenue from airlines, and this trend is expected to continue. The airline industry has been under severe financial pressure in recent years and, as a result, has increased its efforts to reduce distribution expenses. In March 2002, U.S. airlines and some international carriers stopped paying "base" commissions to travel agents for tickets sold in the United States and Canada on all domestic and international travel. Subsequently, airlines in many international markets followed suit. In addition, low-cost carriers have begun to target business travelers to help fuel their growth, putting further strain on the ability of the traditional carriers to remain competitive. Low-cost carriers do not rely on travel agents to distribute their products and services. The traditional carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel agents who do not receive distribution revenue from directly booked transactions.

      Overall, the ongoing trends of airline direct transactions, rise of low-cost carriers and ongoing reductions in airline commissions continue to put pressure on revenue for travel agents. We believe that the restructuring of the business model over the last few years, transitioning many of our services online and reducing other costs has helped us to balance these revenue pressures.

GLOBAL TRAVELERS CHEQUES AND PREPAID SERVICES

      We have been in the business of issuing and selling travelers checks for well over 100 years. Today, that business is operated through our Global Travelers Cheques and Prepaid Services Group ("TCPS"). TCPS also offers the TravelFunds Direct(R) service, which provides direct delivery of foreign bank notes and Travelers Cheques in selected markets.

      We sell the American Express Travelers Cheque ("Travelers Cheque" or "Cheque") as a safe and convenient alternative to cash. The Travelers Cheque has no expiration date and is payable by the issuer in the currency of issuance when presented for the purchase of goods and services or for redemption. Travelers Cheques are available in nine currencies, including Euros. We also issue and sell other forms of travelers checks: American Express Gift Cheques are designed for gift-giving purposes, and the American Express-Secure Funds is offered in certain countries as a safe way to keep cash at home. American Express Gift Cheques are available in U.S. and Canadian dollars. American Express Cheques-Secure Funds are issued in U.S. dollars and Euros.

      Since 2002, we began to expand our prepaid offerings beyond paper into plastic cards. In 2004, TCPS continued to offer two prepaid gift cards in the United States: the American Express Gift Card, which can be used in the United States at retail as well as restaurant establishments that accept American Express Cards, and the Be My Guest(R) Card, specifically designed for restaurant dining. Also in 2004, TCPS expanded sales of gift cards through shopping malls and a limited number of retail establishments in the United States. At the end of 2004, TCPS began to sell a Japanese Yen-denominated American Express Gift Card in Japan for use in that country at selected retail locations that accept our Cards.

      In October 2003, we launched the American Express TravelFunds Card ("TFC") in the United States, and in 2004, we launched TFC in Germany under the name "Travelers Cheque Card." The TFC is a reloadable, prepaid card that we market as a plastic form of our Travelers Cheque. The TFC is available in U.S. dollars, British pounds sterling and Euros, is sold in the

United States, the United Kingdom and Germany and can be used worldwide at all merchants and ATMs that accept the American Express Card. The TFC offers the same customer service and security of the Travelers Cheque, including passport and credit card replacement assistance.

      TCPS is continually evaluating additional prepaid products to offer to our customers.

      As noted, we sell American Express paper and plastic prepaid card products through a variety of channels. We sell these products ourselves directly to consumers via phone and the Internet, and these sales, while representing a relatively small portion of all sales, continued to grow in 2004. Paper Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices; independent travel agents; financial institutions; and many other financial, travel and commercial businesses. Many of the same sellers also sell our prepaid cards. We sometimes compensate selling outlets for their sales. We are increasingly seeking new travel and commercial sellers for our prepaid cards. We also continued to expand the distribution channels for prepaid products with the addition of retail, airline, car rental, and hotel sellers, as well as postal services in Australia, Canada and the United States.

      Arrangements with a diverse group of sellers continue to be critical to TCPS' expansion of its sales distribution network. In 2004, TCPS gained a number of new distributors, including department stores and convenience stores.

      During the year, overall Travelers Cheque sales (including TFC sales) increased 2% globally, and consumer Gift Product sales (including sales of paper Gift Cheques and Gift Cards) increased 49%. Gift Cheque growth, which is calculated from a much lower base than Travelers Cheques, is primarily the result of new advertising and marketing programs. An improved travel environment contributed to an increase in both Traveler's Cheque and TFC sales.

      We invest the proceeds from sales of our Travelers Cheques and prepaid cards issued by TRS predominantly in highly rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

      Regulation - Travelers Checks and Prepaid Cards

      As an issuer of travelers checks, TRS is regulated in the United States under the "money transmitter" laws of most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit licensees annually. In addition, travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. A few states have amended their abandoned property laws to apply to prepaid cards. Some states have recently enacted laws pertaining to the issuance and the sale of gift certificates, which may also cover the gift cards we issue. Some of these laws restrict the fees that consumers can be charged and the expiration dates of the cards. We continue to monitor state legislative activity in this area very closely to ensure we comply with all applicable regulation, which varies from state to state. Federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as "Money Service Businesses" and compliance with anti-money laundering recording and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be "Money Service Businesses," are not required to register. Outside the United States, there are varying anti-money laundering requirements, including some that are similar to those in the United States.

      Competition - Travelers Checks and Prepaid Cards

      Travelers Cheques compete with a wide variety of financial payment products, including cash, foreign currency, checks, other brands of travelers checks, and, increasingly, debit and ATM cards, as well as credit and charge cards (even though travelers checks and prepaid cards are not substitutes for charge and credit cards) and, to a limited extent, competing prepaid cards. The principal competitive factors affecting the travelers check and prepaid card industry are:

      - the number and location of merchants willing to accept the form of payment;

      -     the availability to the consumer of other forms of payment;

      -     the amount of fees charged to the consumer;

      - the compensation paid to, and frequency of settlement by, selling outlets;

      -     the accessibility of sales and refunds for the products;

      -     the success of marketing and promotional campaigns; and

      - the ability to service the customer satisfactorily, including for lost or stolen instruments.

      Our prepaid cards (cards that can be used at many different unaffiliated locations) compete with all of the same payment methods; however, gift cards compete primarily with cash and checks.

OTHER PRODUCTS AND SERVICES

      American Express Tax and Business Services Inc. ("TBS") is a tax, accounting, consulting and business advisory firm that primarily provides services to small and middle market companies. TBS delivers a wide range of services, including tax planning and accounting, litigation support, business reorganization, business management advisory, business technology, internal audit outsourcing and other accounting, advisory and consulting services to its customers. TBS is not licensed to practice public accounting, but employs certified public accountants who deliver, along with other professionals, the non-attest services described above. TBS has a continuing professional services relationship with several independent, licensed public accounting firms to which it leases personnel. These public accounting firms offer attest services to their clients. TBS has more than 35 offices in 12 states with approximately 2,400 employees.

      Through American Express Publishing, we also publish luxury lifestyle magazines such as Travel+Leisure(R), T+L Family, a supplement to Travel+Leisure, T+L Golf(R), Food & Wine(R) and Departures(R); travel resources such as SkyGuide(R); business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and skyguide.net.

                       AMERICAN EXPRESS FINANCIAL ADVISORS

      Our American Express Financial Advisors operating segment ("AEFA") principally includes American Express Financial Corporation ("AEFC") and its subsidiaries and affiliates described below. AEFA has two principal businesses:

      - ASSET ACCUMULATION AND INVESTMENTS provided by AEFC and certain of its subsidiaries; and

      - INSURANCE products issued by IDS Life Insurance Company ("IDS Life") and its subsidiaries (collectively, the "IDS Life Companies"), as well as IDS Property Casualty Insurance Company ("IDS Property Casualty") and its subsidiaries.

The products and services of these businesses are principally offered through AEFA's network of over 12,300 financial advisors. Through this business model, AEFA builds long-term relationships with clients based on trusted, knowledgeable advice.

      For discussion of the Company's plans to pursue a spin-off of AEFA, see the "Introduction" to this report above.

ASSET ACCUMULATION AND INVESTMENTS

      Through its asset accumulation and investments business, AEFA offers a broad array of proprietary and non-proprietary investment products and services to help retail and institutional clients meet their financial goals. For retail clients, AEFA's financial advisors are guided by the financial planning process as defined by the "Principles for Financial Planning," issued by the Certified Financial Planner Board of Standards, Inc. Retail clients, including clients with an AEFA financial plan, and institutional clients select among investment products such as mutual funds, annuities, face-amount certificates, collective funds, real estate investment trusts, collateralized debt obligations and hedge funds; and investment services including wrap programs, financial planning services and separately managed accounts. Additionally, AEFA offers a variety of tax-qualified products, including individual retirement accounts, employer-sponsored retirement plans and Section 529 college savings plans; personal trust services; and retail securities brokerage through American Express Financial Advisors Inc. ("AEFAI"), an AEFC subsidiary.

      Approximately 76% of AEFA's revenues and 70% of AEFA's pre-tax income in 2004 were attributable to its asset accumulation and investments business. Our asset accumulation and investments business primarily derives revenues from the fees we receive from the asset management, financial planning and distribution services we provide, along with the spread income earned on annuity assets held in fixed accounts. AEFA currently has over $410 billion in assets owned, managed and administered.

      One of our primary goals is to increase the competitiveness of AEFA's proprietary products and services for both retail and institutional customers. In furtherance of this goal, there were several key accomplishments during 2004 that helped to enhance product and retail service offerings, improve our competitive position, strengthen our asset management capabilities, and improve investment management performance, including:

      - continued development of our AXP family of mutual funds, including the merger of several equity funds and the launch of a series of strategic asset allocation funds;

      - nationwide rollout of American Express Gold Financial Services, designed for retail clients with more than $100,000 in assets with AEFA;

      - broadening of our asset management reach internationally through the successful integration of Threadneedle Asset Management Holdings Limited ("Threadneedle"), an AEFC subsidiary, and the creation of a global fund of hedge funds platform; and

      - enhancing investment management leadership, talent and infrastructure.

      We achieved record financial planning sales and fee revenue in 2004. Our investment management business benefited in 2004 from an increase in management fee revenue resulting from higher average assets under management. This reflected, in large part, the full-year impact of the Threadneedle acquisition in the fall of 2003, along with improved equity market performance and overall net asset inflows for AEFA. Outflows from the AXP retail mutual funds (the "AXP Funds") and non-Threadneedle institutional assets partially offset the gains in assets under management. Since most fees that AEFA receives for asset management and related services are based on assets under management, market appreciation results in increased revenues, and inversely, market depreciation will act to depress revenues. Revenues will also fluctuate due to net inflows or outflows of assets.

      RETAIL PRODUCTS AND SERVICES

      AXP Family of Mutual Funds

      AEFAI acts as the principal underwriter (distributor of shares) for the AXP family of mutual funds. In addition, AEFC acts as investment manager and AEFC and its subsidiaries perform various services for the funds, including accounting, administrative, transfer agency and custodial services. As of December 31, 2004, the AXP family of mutual funds consisted of two groups of funds: (1) the AXP Funds, a group of retail mutual funds offered to the public primarily through proprietary channels, and (2) the AXP Variable Portfolio Funds ("VP Funds"), which are a series of variable product portfolios. The VP Funds are available only as underlying investment options in our proprietary variable annuity and variable life products and through certain non-proprietary variable annuity products. Both the AXP Funds and the VP Funds include domestic and international equity, fixed income, cash management and balanced funds with a variety of investment objectives.

      The AXP family of mutual funds has increased its use of subadvisors over the last few years to diversify and enhance investment management expertise. As of June 2004, Threadneedle International Limited ("TINTL"), a Threadneedle company and an indirect wholly owned subsidiary of AEFC, began subadvising the international equity funds within the AXP family of funds. Previously, these mutual funds were managed by Threadneedle personnel through an arrangement with American Express Asset Management International, Inc. ("AEAMI"). Kenwood Capital Management LLC ("Kenwood"), another AEFC affiliate, also provides sub-advisory services to one small cap AXP Fund and one small cap VP Fund. In addition to TINTL and Kenwood, 20 unaffiliated sub-advisors provide investment management services to the AXP Partners Funds, part of the AXP Funds.

      Eight new AXP Funds and four new VP Funds were launched during 2004:

      - six AXP(R) Portfolio Builder Series mutual funds, a collection of strategic asset allocation funds of mutual funds that address multiple investment needs;

      - the AXP Real Estate Fund, which invests primarily in stocks of real estate investment trusts (REITs);

      - the AXP Inflation Protected Securities Fund, which invests primarily in inflation-indexed bonds; and

      -     four VP Funds with a variety of fixed income and equity strategies.

      In 2004, several AXP Funds and VP Funds were also merged into existing AXP Funds and VP Funds, respectively, primarily to achieve economies of scale by combining similar funds into larger funds. In addition, the board of directors of AXP MidCap Index Fund approved the liquidation of that fund.

      The AXP family of mutual funds now has 89 funds with more than $83.5 billion in assets under management compared to 83 funds with more than $84.5 billion at December 31, 2003. As of December 31, 2004, the AXP Funds consisted of 66 retail mutual funds, including the eight launched in 2004, with varied investment objectives. The AXP Funds had combined assets at December 31, 2004 of $65.3 billion compared to $68.8 billion at the end of 2003. At December 31, 2004, the AXP Funds were the 31st largest retail mutual fund family in the United States and, excluding money market funds, were the 23rd largest according to Strategic Insight. The VP Funds consist of 23 variable product portfolios (four of which commenced operations in 2004) that offer a variety of investment strategies including cash management, fixed income and domestic and international equity. The VP Funds had combined assets at December 31, 2004, of $18.2 billion compared to $15.7 billion at the end of 2003.

      As stated above, we have taken some major steps to improve investment performance of the AXP family of mutual funds by enhancing investment management leadership, talent and infrastructure. Focused on outperforming specific benchmarks, we began improving our fixed income performance in 2003, followed up with a strong 2004. We also implemented Blackrock Solutions(R) as our primary portfolio management, trading and risk management system for fixed income investment management. In equities, we saw strong results in many funds, particularly those in which new fund managers were hired over the past few years. Notwithstanding these efforts, a few large AXP equity funds underperformed their benchmarks in 2004. Also, many of the AXP Funds have certain asset levels that do not allow them to benefit from the economies of scale experienced by our competitors, which results in expense ratios that may be higher than competing funds. Overall, the AXP Funds experienced significant asset outflows in 2004.

      AEFC earns management fees for managing the assets of the AXP family of mutual funds based on the underlying asset values. AEFC and certain of its subsidiaries also earn fees by providing other services to the AXP family of mutual funds. AXP Funds that are equity or balanced funds have a performance incentive adjustment ("PIA"). This PIA adjusts the level of management fees received, both upward and downward, based on the fund's performance as measured against a designated external index of peers, which has a corresponding impact on management fee revenue. Aggregate management fees from the AXP family of mutual funds were adjusted downward by $21.1 million for performance incentive adjustments attributable to calendar year 2004.

      AEFAI earns commissions for distributing the AXP Funds through sales charges (front-end or back-end loads) on certain classes of shares and distribution (12b-1) fees based on a percentage of fund assets, and receives intercompany allocation payments from AEFC.

      AEFC affiliates also serve as sub-advisors to certain offshore mutual funds sponsored by AEB that are organized as Luxembourg funds and advised by American Express Asset Management (Cayman) Ltd.

      Non-Proprietary Mutual Funds

      We have increased our sale of non-proprietary products, particularly mutual funds, to meet the demands of clients for a broader choice of investment products. In 2004, our retail sales of non-proprietary mutual funds accounted for a substantial portion of our total retail mutual fund sales. We offer more than 2,000 non-proprietary mutual funds from more than 200 mutual fund families. In 2003, we created the Select Group Program for mutual funds. As of the end of 2004, this program consisted of 12 fund families, including the AXP Funds, offering approximately 790 mutual funds. We chose non-proprietary fund families to participate in the Select Group Program based on several criteria including brand recognition, product breadth, investment performance, advisor training and wholesaling support, and revenue sharing payments. In exchange for certain benefits, such as broader access to our financial advisors, non-proprietary fund families in the Select Group Program are required to pay us for participation in the program by sharing a portion of the revenue generated from the sales of those funds and from the ongoing management of fund assets attributable to our clients' ownership in shares of Select Group funds. We also receive payment from certain other non-proprietary fund families whose products are available through our financial advisors and online brokerage. As described below under "Regulation - Asset Accumulation and Investments," AEFA and other industry participants are the subject of various regulatory inquiries with respect to several mutual fund industry practices, including revenue sharing. We expect to adopt revised revenue sharing practices in 2005, which are likely to result in a reduction of revenue sharing rates and could result in a reduction in revenues. We also receive administrative services fees from most mutual funds sold through our distribution network.

      We make available both proprietary and non-proprietary mutual funds on a "stand-alone" basis (i.e., outside of wrap accounts, which are described under "Wrap Accounts" below). Sales of non-proprietary mutual funds on a stand-alone basis generally are less profitable to us than sales of proprietary mutual funds.

      Wrap Accounts

      In addition to purchases of proprietary and non-proprietary mutual funds on a stand-alone basis, clients may purchase mutual funds, among other securities, in connection with "wrap" and other fee-based programs or services and pay fees based on a percentage of their assets. Investors in wrap accounts generally pay an asset-based fee on investments made within the wrap account. In 2004, a small portion of our proprietary mutual fund sales and approximately one-half of our non-proprietary mutual fund sales were made in these wrap programs. The sale of mutual funds made through wrap programs generally is more profitable than the sale of mutual funds on a stand-alone basis.

      One such wrap program we sponsor is American Express(R) Strategic Portfolio Service Advantage ("SPS"), a non-discretionary investment advisory wrap program designed for investments in proprietary and non-proprietary mutual funds and other individual securities. The SPS wrap program had total client assets valued at $35 billion at December 31, 2004 compared to $24 billion at the end of 2003.

      We also provide American Express(R) Premier Portfolio Services ("Premier"), a service that allows customers to receive consolidated reporting and information on one or more fee-based accounts. The fee-based accounts available in Premier currently include non-discretionary brokerage accounts, for which clients pay an asset-based fee in lieu of individual sales charges and/or commissions on mutual fund and individual securities transactions. Also available in Premier is the Separately Managed Account Program, an investment advisory wrap program in which clients select one or more professional independent and/or affiliated investment managers to provide discretionary asset management services. Clients in American Express(R) Wealth Management Service ("WMS"), another professionally managed discretionary investment advisory wrap service sponsored by AEFAI that is being discontinued, have been given the option to transition to the Separately Managed Account Program within Premier. The Premier and WMS wrap programs had total combined client assets valued at $1.9 billion at December 31, 2004 compared to $1.6 billion at the end of 2003.

      An operating division of American Express Asset Management Group Inc. ("AEAMG"), an AEFC subsidiary, also serves as the discretionary manager for clients participating in discretionary wrap programs sponsored by AEAMI and AEB.

      Annuities

      AEFA offers both variable and fixed annuity products issued primarily by the IDS Life Companies. Our financial advisors do not offer annuity products of our competitors, except for annuities specifically designed for use in the small employer 401(k) market that are issued by two insurance companies not affiliated with American Express. AEFAI serves as the distributor of variable annuities issued by IDS Life and IDS Life of New York.

      IDS Life is one of the largest issuers of annuities in the United States. For the year ended December 31, 2004, the IDS Life Companies, on a consolidated basis, ranked eleventh in new sales of variable annuities according to VARDS(R), an independent annuity rating service. AEFA continues to expand distribution by delivering annuity products issued by the IDS Life Companies through non-affiliated representatives and agents of third-party distributors. These products are specifically offered through American Enterprise Life Insurance Company ("American Enterprise Life") and American Centurion Life Assurance Company ("American Centurion Life"), both IDS Life subsidiaries.

      The IDS Life Companies posted fixed and variable annuity cash sales in 2004 of $6.1 billion, a slight decrease from 2003, reflecting increased variable annuity sales, offset by decreased fixed annuity sales. The relative proportion between fixed and variable annuity sales is generally driven by the relative performance of the equity and fixed income markets. In times of lackluster performance in equity markets, fixed sales are generally stronger. In times of superior performance in equity markets, variable sales are generally stronger. The relative proportion between fixed and variable annuity sales is also influenced by product design and other factors.

      The IDS Life Companies' earnings from fixed annuities are based upon the spread between the interest crediting rate on our fixed annuity contracts and the returns earned on investment of premiums and deposits in the IDS Life Companies' general accounts. Variable annuities provide us with fee-based revenue in the form of mortality and expense charges, and fees charged for optional features elected by the contract owner and other contract charges. We also receive fees charged on assets allocated to our separate accounts to cover administrative costs, as well as a portion of the management fees from the underlying investment accounts in which assets are invested, as discussed below under "Variable Annuities." Investment management performance is critical to the profitability of our annuity business.

      Variable and fixed annuities issued by IDS Life and its subsidiaries may be deferred, where assets accumulate until the contract is surrendered, the contract owner dies, or the contract owner begins receiving benefits under an annuity payout option; or immediate, where payments begin within one year of issue and continue for life or for a fixed period of time.

      A discussion of certain insurance-related aspects of the annuity products we provide, including a discussion of deferred acquisition costs and our insurance company ratings, is included under the "Insurance" section below.

      Variable Annuities. A variable annuity provides a contract owner with investment returns linked to underlying investment accounts of the contract owner's choice. These investment options may include the VP Funds discussed above as well as non-proprietary funds. Variable annuity products also offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 0% to 4% at December 31, 2004.

      Contract owners can also choose among various contract provisions, including guaranteed minimum death benefit ("GMDB") and guaranteed minimum income benefit ("GMIB") riders. The GMDB rider protects contract beneficiaries from a drop in death benefits due to performance of the underlying subaccounts. The GMIB rider guarantees, after a certain waiting period from contract issuance, minimum annuity payments based on a specified rate of contract accumulation value growth and predetermined annuity purchase rates. The general account assets of the IDS Life Companies support the obligations under the GMDB and GMIB riders (see "Institutional Products and Services - IDS Life Companies General Accounts" section below). As a result, the IDS Life Companies bear the risk that protracted under-performance of the financial markets could result in GMDBs and GMIBs being higher than what current account values would support. The IDS Life Companies' exposure to risk from GMDBs and GMIBs generally will increase when equity markets decline.

      Fixed Annuities. The IDS Life Companies' fixed annuity products provide cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the IDS Life Companies subject to certain policy terms relative to minimum interest crediting rates. The IDS Life Companies reset interest rates based on a number of factors, including interest rate scenario models and risk/return measures. The annuity contracts issued by the IDS Life Companies provide guaranteed minimum interest crediting rates ranging from 1.5% to 5% at December 31, 2004. In 2003 and in response to a declining interest rate environment, several states adopted an interim regulation allowing for a guaranteed minimum interest crediting rate of 1.5% and/or a model regulation providing for a guaranteed rate that was indexed. A number of states now follow the model regulation. In response, the IDS Life Companies filed a number of contract changes in 2003 and 2004 to begin taking advantage of lower minimum guarantees. The IDS Life Companies will continue to implement contract changes as states adopt the new model regulation or as the interim regulation sunsets.

      Liabilities and Reserves. The IDS Life Companies must maintain adequate financial reserves to cover the risks associated with GMDB, GMIB and certain other riders they offer. Generally, reserves represent estimated assets that the IDS Life Companies need to provide adequately for future benefits and expenses. Actual experience may differ from the IDS Life Companies' estimates. You can find a discussion of liabilities and reserves related to our annuity products in
Note 1 to the Company's consolidated financial statements under "Insurance and Annuity Reserves" on pages 89-90 of our 2004 Annual Report to Shareholders, which portion of such report is incorporated herein by reference.

      Face-Amount Certificates

      American Express Certificate Company ("AECC"), a wholly owned subsidiary of AEFC, issues face-amount certificates and similar products. AECC is registered as an investment company under the Investment Company Act of 1940. AECC currently issues nine different types of certificate products. Owners of AECC certificates invest funds with AECC and are entitled to receive, at maturity or the end of a stated term, a determinable amount of money equal to their aggregate investments in the certificate plus interest at rates declared from time to time by AECC, less any withdrawals and early withdrawal penalties. For three types of certificate products, the rate of interest is calculated in whole or in part based on any upward movement in a broad-based stock market index up to a variable maximum return.

      We believe that AECC is the largest issuer of face-amount certificates in the United States. At December 31, 2004, it had approximately $6 billion in assets. AECC's earnings are based upon the spread between the interest rates credited to certificate holders and the interest earned on the certificate assets invested by AECC. A portion of these earnings are used to compensate the various affiliated and unaffiliated entities that provide management, administrative and other services to AECC. AECC's certificates compete with many other investments offered by banks, savings and loan associations, credit unions, mutual funds, insurance companies and similar financial institutions, which may be viewed by potential customers as offering a comparable or superior combination of safety and return on investment. In times of weak performance in the equity markets, certificate sales are generally stronger. AEFAI serves as the distributor of face-amount certificates issued by AECC.

      AEFC also operates a joint venture called American Express International Deposit Company ("AEIDC") in the Cayman Islands with its affiliate, AEB. AEIDC offers deposits similar to face-amount certificates in U.S. dollar, Euro, pound sterling and Australian dollar denominations.

      Financial Planning Services

      AEFA's financial planning services assist clients in meeting important financial goals, like retirement, education and home buying. The financial planning process generally begins with gathering client data, including goals. The financial advisors provide clients with a written analysis based on the clients' personal goals and needs. Based on the written advice, our financial advisors work with their clients to identify suitable proprietary and non-proprietary products and services to help them meet their needs and achieve their financial goals.

      In providing our financial planning services, we are guided by the "Principles for Financial Planning," issued by the Certified Financial Planner Board of Standards, Inc. Clients pay fees to us for financial planning services based upon the services they select and the complexity of their financial situation. We charge clients a flat fee, an hourly rate or a combination of the two. The fee is not based on, or related to, the performance of a client's funds or assets. Depending on what is appropriate for their situation, clients may select a limited engagement period or may elect to receive ongoing financial planning services from their financial advisor. Financial planning clients are under no obligation to purchase products from AEFA in order to implement the recommendations in their financial plan, but if they choose to implement with us, AEFA and our financial advisors generally receive a sales commission for the investment, insurance and other financial products that clients purchase, which is separate from and in addition to the fee they receive for the provision of financial planning advice.

      We achieved record financial planning sales and fee revenue in 2004. Plan sales increased by 14% and fees from financial planning relationships increased by 15% over 2003. During 2004, just over 52% of our new retail clients had a financial plan developed for them by one of our financial advisors, up slightly from 51% in 2003. Historically, we have found that financial planning clients tend to have deeper and longer-term relationships with us. Product sales generated through financial planning services were 75% of total advisor sales in 2003 and 2004. As of December 31, 2004, we had over one million current clients with a financial plan, an increase of 3% over 2003.

      We continue to invest in the development of tools and training for our financial advisors to further strengthen their ability to offer sound advice and ongoing financial planning services. In late 2002, we contracted with Morningstar Associates, LLC to provide investment advice tools that serve both retail and workplace markets. As a complement to our own proprietary suite of financial planning tools, we rolled-out Morningstar(R) Advisor Workstation(SM) (which includes the proprietary American Express Lifetime Optimizer(SM)) to all advisors in 2004. This tool further enables our advisors to meet the ongoing financial and investment planning needs of clients, especially the needs of more affluent clients.

      We believe that our focus on financial planning and advice, coupled with an ability to provide broad-based products and services on a relationship basis, is a competitive advantage. We believe this business model is more relevant today than in the past as a result of the significant market volatility experienced during the past few years, the increased number and types of products available to investors, increased consumer focus on preparing for retirement, and the increased complexity of the financial markets.

      Brokerage Services and Other Products

      Our online brokerage business, American Express Brokerage, allows clients to purchase and sell securities online, obtain independent research and information about a wide variety of securities, use self-directed asset allocation and financial planning tools, contact a financial advisor, as well as have access to proprietary and non-proprietary mutual funds, among other services.

      Our American Express One(R) Financial Account is an integrated financial management account that combines a client's investment, banking and lending relationships into a single account. The American Express One Financial Account enables clients to access a single cash account to fund a variety of financial transactions, including investments in mutual funds and other securities. Additional features of the American Express One Financial Account include unlimited check writing with overdraft protection, an American Express Gold or Platinum Card (subject to certain eligibility requirements), online bill payments, ATM access and a high-yield savings account. We also offer an incentive program that pays Membership Rewards(R) program Bonus Points and American Express Gift Cheques to persons opening and funding an American Express One Financial Account who also take additional steps to transfer funds into the account on an ongoing basis through direct deposit or bank authorization.

      We also offer Financial Accounts data aggregation service to clients, which is an online capability that enables clients to view and manage their entire American Express relationship (i.e., brokerage, Card, 401(k), banking, financial advisor) in one place via the Internet. The Financial Accounts service also allows clients to add third party account information, providing a consolidated view of their financial services account relationships.

      Our financial advisors may also sell real estate investment trusts ("REITs") issued by other companies. We believe that we are one of the largest distributors of privately-issued REITs in the United States. In addition, we service, but do not sell, managed futures limited partnerships in which an AEFC subsidiary is a co-general partner. These products subject AEFAI and its co-general partner subsidiary to regulation by the Commodity Futures Trading Commission ("CFTC").

      American Enterprise Investment Services Inc. ("AEIS"), a wholly owned subsidiary of AEFC, provides securities execution and clearance services for our retail and institutional clients. As of December 31, 2004, our AEIS subsidiary administered or otherwise held over $80 billion in assets for clients, an increase of over $18 billion from December 31, 2003.

      Personal Trust

      AEFAI is the primary distribution channel for Personal Trust Services ("PTS"), a division of American Express Bank, FSB ("AEBFSB"), which provides personal trust, custodial, agency and investment management services to individual clients. AEBFSB is a federal savings bank regulated and supervised by the Office of Thrift Supervision (the "OTS"). It is also registered with the SEC as an investment adviser. As discussed earlier in the TRS section of this report, AEBFSB and certain of its affiliates also offer certain credit, charge and consumer lending products, small business loans, mortgages and mortgage-related products and operate a transactional Internet site. You can find additional information regarding AEBFSB under "Consumer Card, Small Business and Consumer Travel Services."

      RETAIL DISTRIBUTION

      Financial Advisors

      AEFA's investment products and services are provided to retail clients primarily through our network of financial advisors. Our financial advisors work with retail clients to develop strong relationships and long-term financial strategies. As registered representatives of AEFAI, our financial advisors also provide clients access to the broad array of investment products and services discussed above, as well as a variety of insurance products, including life insurance, disability income insurance, long term care insurance, and property and casualty insurance described under "Insurance" below. AEFA also operates a non-American Express-branded independent platform, Securities America, Inc. ("SAI"), a broker-dealer owned by AEFC. SAI distributes mutual funds, annuities and insurance products, in addition to providing securities brokerage services to its clients.

      At December 31, 2004, we maintained a nationwide sales force of over 12,300 financial advisors, including over 10,700 affiliated with AEFAI and over 1,600 affiliated with SAI, which represented a 1.8% increase over 2003. Our financial advisors served more than 2.7 million clients throughout the United States at December 31, 2004, compared to more than 2.5 million clients at the end of 2003.

      AEFAI's organizational structure consists of two options for branded advisors to affiliate with the organization. Each affiliation offers separate levels of support and compensation.

      - Employee Advisors. The employee financial advisor affiliation provides compensation to the advisor, an American Express employee, as a draw against commissions. Our employee advisors receive a higher level of support in exchange for a lower payout rate.

      - American Express-Branded Franchisee Advisors And Associate Advisors. In our branded franchisee advisor affiliation, advisors are independent contractor franchisees affiliated with AEFAI, who have the right to associate themselves with the American

            Express brand. Franchisee advisors earn a higher payout rate, but pay their own business expenses, such as real estate and staff, including any associate advisors employed by the franchisee.

      Approximately 26% of AEFAI's financial advisors are American Express employees; approximately 61% are American Express-branded franchisees; and approximately 13% are associate advisors. AEFAI pays a significant portion of the revenue received in the form of financial planning fees, wrap account fees, sales charges and 12b-1 distribution fees to advisors for their role in serving clients. The rate of commission AEFAI pays to each advisor is determined by a schedule that takes into account the type of service provided or product sold, the type of advisor affiliation and other criteria.

      During 2004, we continued to focus on improving our recruitment, selection and training of employee advisors, which has resulted in improved retention of first-year advisors. We also improved the service and tools provided to franchisee advisors. In addition, we continued efforts to increase our dedicated field force to further enhance our ability to attract and serve new clients and compete effectively with the large sales forces of certain competitors. As noted above, we did realize a net increase in the field force in 2004.

      AEFA's strategy focuses on building relationships with high-value clients in the mass affluent segment -- individuals with $100,000 to $1 million in investable assets. In May 2004, we began the nationwide rollout of American Express Gold Financial Services to offer personalized solutions to recognize and reward our clients with more than $100,000 invested with us. Clients with over $500,000 invested with us may qualify for Platinum Financial Services, offered by a subset of specially qualified financial advisors who are trained to provide guidance on these clients' special financial needs. Clients must meet detailed eligibility and maintenance rules to qualify for and retain Gold or Platinum status. These tiered offerings provide a one-on-one relationship with one of our financial advisors, front-of-the-line customer service, annual fee waiver on IRA rollovers, quarterly fee waiver on the American Express ONE(R) Financial Account, upgrade to the highest tier interest rate on the ONE High-Yield Savings Account and preferred pricing and bonus rates on special product offers, subject to the terms of those offers. Financial planning services are available for a separate fee as described above under "Retail Products and Services - Financial Planning Services." In addition, Gold and Platinum Financial Services clients receive a fee-waived American Express Preferred Rewards Gold or Platinum Card(SM), respectively, with access to all the privileges and services that Card membership provides.

      Alliances

      An important aspect of AEFA's strategy is to leverage the client relationships of our other businesses by working with major companies to create alliances that help generate new financial services clients for us. In 2004, we continued our relationship with Costco Wholesale Corporation ("Costco") and Delta Loyalty Management Services, Inc. ("Delta") in 2004 and created new alliances with American Century Services Corporation ("American Century"), Target Corporation ("Target") and Marriott Ownership Resorts, Inc. ("Marriott"). The relationship with Costco offers advisors an opportunity to market financial planning and advice services to millions of Costco members through various marketing channels. The Delta marketing alliance provides us with the opportunity to market financial planning and advice services to the millions of consumers who have a relationship with Delta Air Lines through its Delta SkyMiles(R) program, including those consumers who already carry the cobranded American Express/Delta SkyMiles credit card. In April 2004, we entered into a new marketing alliance with American Century. This alliance provides us with the opportunity to market our financial planning and advice services to shareholders of American Century's proprietary mutual fund family. In May 2004, we established a relationship with Target that provides us with an opportunity to market our financial planning and advice services to Target customers. Under our agreement with Marriott, which was entered into in November 2004, our advisors conduct financial education sessions at vacation ownership properties marketed by Marriott under its Marriott Vacation Club International label.

      Financial Services Center

      In 2004, we established the Financial Services Center, a special call center for remote-based sales and service. The Financial Services Center provides client services for those retail customers who do not have access to or do not need a face-to-face relationship with an advisor. Financial consultants in the Financial Services Center provide personal service and guidance through phone-based interactions and may provide product choices in the context of the clients' needs and objectives.

      INSTITUTIONAL PRODUCTS AND SERVICES

      Separately Managed Accounts

      AEAMG provides investment management services to pension, profit-sharing, employee savings and endowment funds, the accounts of large- and medium-sized businesses and governmental clients, as well as the accounts of high-net-worth individuals and smaller institutional clients, including tax-exempt and not-for-profit organizations. The management services AEAMG offers include the investment of funds on a discretionary or non-discretionary basis, and related services including trading, cash management and reporting. AEAMG and other AEFC affiliates share certain portfolio management and trading personnel across entities.

      AEAMG offers various fixed and equity investment strategies for institutional separate account management and advice. Through a subadvisory arrangement with TINTL and Kenwood, AEAMG also offers certain international and U.S. equity strategies.

      At December 31, 2004, AEAMG, either directly or through its affiliates, managed institutional separate account assets on behalf of clients (including assets managed or administered on behalf of the Company and its affiliates) of $6.8 billion compared to $9.9 billion at December 31, 2003.

      For its investment management services, AEAMG generally receives fees based on the market value of assets under management. Clients may also pay fees to AEAMG based on the performance of their portfolio.

      IDS Life Companies General Accounts

      AEFC and certain of its affiliates provide investment management services for assets held in the "general accounts" of the IDS Life Companies. The general account assets are managed according to a fixed-income strategy designed to provide for a consolidated and targeted rate of return on investments while controlling risk. At December 31, 2004, AEFC managed general account assets on behalf of IDS Life and its subsidiaries of approximately $32 billion, which was unchanged from the end of 2003.

      To guide AEFC in its management of the general account assets, and in accordance with regulatory investment guidelines, the IDS Life Companies, through their respective Boards of Directors' investment committees or staff functions, review models projecting different interest rate scenarios, risk/return measures, and their effect on profitability. They also review the distribution of assets in the portfolio by type and credit risk sector. The objective is to structure the investment security portfolio in the general accounts to meet contractual obligations under our insurance and annuity products and achieve targeted levels of profitability within defined risk parameters.

      Hedge Funds

      AEAMG and AEAMI provide investment advice and related services to private, pooled investment vehicles organized as limited partnerships, limited liability corporations or foreign (non-U.S.) entities. These funds are exempt from U.S. fund registration under the Investment Company Act of 1940 and are organized as either domestic or foreign funds. AEFC affiliates also serve as investment advisers to several separately managed accounts that offer a hedge fund investment option. AEFC also provides investment advice and related services to an SEC-registered closed-end, non-diversified management company that is a fund of hedge funds.

      In 2004, we strategically aligned our funds to better meet the needs of the marketplace by adding four new fund strategies, including increasing our offering of opportunistic funds, and exiting two fund strategies. In February 2004, we announced the creation of a global fund of hedge funds platform that includes funds of hedge funds managed in the United States and Switzerland. This platform is operated by both AEB and AEFA.

      At December 31, 2004, AEFC affiliates managed hedge fund assets (including separate account assets with a hedge fund strategy) totaling $2.2 billion. Included in this total is $936 million from funds of hedge fund assets that were migrated to AEAMI from American Express Bank (Cayman).

      For their investment management services, AEFC affiliates generally receive fees based on the market value of assets under management. Depending on the fund, AEFC affiliates may also receive performance-based fees.

      CDOs/SLTs

      AEAMG provides investment management services as collateral manager to special purpose vehicles that issue collateralized debt obligations ("CDOs"), which are securities collateralized by a pool of assets, typically high-yield bonds and bank loans. AEAMG also provides investment management services to secured loan trusts ("SLTs"), which provide returns to investors primarily based on the performance of an underlying portfolio of bank loans. For its management of CDOs and SLTs, AEAMG earns fees based on assets under management and may also receive performance-based fees. In 2004, AEAMG assumed the management of the collateral pool for one new CDO. AEAMG also ceased management of an SLT that was liquidated in 2004.

      AEAMG or one or more other AEFC affiliates has invested its own money in CDOs and SLTs, including in residual or "equity" interests, which are illiquid and the most subordinated (and accordingly, riskiest and most volatile) interests in such vehicles. The IDS Life Companies and AEFC also have an interest in a securitization trust discussed below, which is comprised principally of CDO securities. CDOs are illiquid investments. As of December 31, 2004, the carrying value of the CDO residual tranches owned by AEAMG or another AEFA affiliate but not consolidated pursuant to FASB Interpretation No. 46, as revised ("FIN 46") was $27 million.

      The IDS Life Companies' and AEFC's investment return on a CDO correlates to the performance of portfolios of high-yield bonds and/or bank loans included in that CDO. Deterioration in the value of high-yield bonds or bank loans would likely result in deterioration of investment return on the relevant CDO. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. Deterioration of a portfolio would likely have a negative impact on collateral management fees.

      During 2001, the IDS Life Companies and AEFC placed a majority of their rated CDOs and related accrued interest, as well as a relatively minor amount of other liquid securities, having an aggregate book value at such time of $905 million, into a securitization trust. In return, IDS Life Companies and AEFC combined received a total of $120 million in cash (excluding transaction expenses) relating to sales to unaffiliated investors and retained interests in the trust with allocated book amounts aggregating $785 million. As of December 31, 2004, the retained interests had a carrying value of $705 million, of which $523 million is considered investment grade. Neither the Company nor any of its AEFA subsidiaries have any obligations, contingent or otherwise, to the unaffiliated investors to whom interests in the trust were sold, nor do they provide management services to the trust.

      Collective Funds

      American Express Trust Company ("AETC"), a wholly owned subsidiary of AEFC, is a Minnesota chartered, limited service trust company that provides investment management services to collective investment funds and also provides the services described under "Additional Services -- Retirement Services" below. Collective funds are non-SEC registered investment funds offered primarily through banks and other financial institutions to institutional clients such as retirement, pension and profit sharing plans. In some situations, AETC may utilize the assistance of an affiliated or unaffiliated investment adviser in managing a particular collective fund. At December 31, 2004, AETC served as investment manager to 47 collective funds covering a broad spectrum of investment strategies. For its investment management services, AETC receives fees that are generally based upon a percentage of the market value of assets under management. AETC clients typically do not pay investment management fees to AETC based on the performance of their portfolio. At December 31, 2004, AETC had $12.1 billion in collective fund assets under management compared to $12.6 billion at the end of 2003.

      INTERNATIONAL PRODUCTS AND SERVICES - THREADNEEDLE

      We also offer international investment management services through our U.K.-based Threadneedle subsidiary. The Threadneedle group of companies consists of wholly owned subsidiaries of AEFC that provide investment management services independent from other AEFC affiliates. Threadneedle offers a full range of asset management services, including segregated asset management, mutual funds and hedge funds, to institutional clients and to intermediaries, banks and fund platforms primarily in the United Kingdom, Germany, Austria and elsewhere in Europe. These services comprise most asset classes, including equities, fixed income, cash and real estate.

      Through its TINTL subsidiary, Threadneedle also offers investment management services to U.S. investment companies and other U.S. institutional clients, including certain AXP Funds and VP Funds.

      The acquisition of Threadneedle by AEFC in September 2003 has helped facilitate consolidation of our international asset management activities in the United Kingdom. Threadneedle has benefited from growth in assets under management both through new client business and organic market growth of existing funds.

      Threadneedle is headquartered in London and has a branch office in Germany, and representative offices in Austria, France and Switzerland. Threadneedle has approximately 785 employees.

      Threadneedle's distribution is organized along three lines: retail, institutional and strategic alliances.

      Retail. The retail business line includes Threadneedle's U.K. mutual fund family, which ranks as the third largest retail fund complex in the United Kingdom in terms of retail assets under management. Threadneedle sells mutual funds mostly in the United Kingdom and Germany through financial intermediaries and institutions. The retail business unit also includes Threadneedle's hedge funds comprising three long/short equity funds and one fixed income fund.

      Institutional. Threadneedle's institutional business offers traditional segregated asset management to U.K. and international pension funds and other institutions as well as offering mutual fund and insurance-based products to pension clients. Threadneedle experienced growth in the management of assets for U.K. institutions during 2004.

      Strategic Alliances. Threadneedle's strategic alliances business comprises the asset management activities undertaken by Threadneedle for The Zurich Group, and for American Express companies and certain other clients. The Zurich Group is Threadneedle's single largest client. Threadneedle manages assets for The Zurich Group for both its U.K. and international life funds and for its general insurance assets, as well as offering Threadneedle managed funds through Zurich's sales distribution channels. Under the terms of the agreement AEFC entered into with The Zurich Group when AEFC acquired Threadneedle, Threadneedle will continue to manage certain assets of Zurich Financial Services U.K., which includes a majority of Threadneedle assets under management, subject to its meeting standard performance criteria. There are under seven years remaining under this agreement.

      Threadneedle also has a controlling interest in an institutional multi-manager business (MM Asset Management, formerly known as Attica Asset Management) with $1.1 billion under management. This business manages two Dublin-based institutional fund-of-funds that are sold to smaller pension fund clients in the United Kingdom through consulting actuary firms. Threadneedle intends to support the continued growth of this business in the institutional and multi-manager markets in the United Kingdom.

      Threadneedle expects to develop additional hedge funds and other products for both the retail and institutional markets as well as to continue its efforts to attract new retail and institutional clients. In 2004, Threadneedle was the first group to launch U.K.-domiciled mutual funds with true performance fees in its new Accelerando funds and introduced its first fund of hedge funds aimed primarily at the German retail market.

      At December 31, 2004, the Threadneedle group of companies managed $116.9 billion in the aggregate compared to $95.6 billion at the end of 2003.

ADDITIONAL SERVICES

      Retirement Services

      In addition to the investment management services it provides on collective investment fund assets, described above, AETC, often through the American Express Retirement Services ("AERS") banner, also provides trustee, custodial, recordkeeping, securities lending and common trust fund services for employer-sponsored retirement plans, including pension, profit sharing, 401(k) and other qualified and non-qualified employee retirement plans. The primary market is for retirement plans with at least $10 million in assets. These retirement plans are generally sponsored by mid- and large-size private employers, governmental entities and labor unions. Additional services are provided to employer-sponsored retirement plans by affiliates of AETC. Some additional services include providing a wide array of proprietary and non-proprietary mutual fund investment options, participant education offerings and both telephone and Internet-based plan servicing. Through its trustee and custodial services, AETC may enter into agreements to provide services to qualified employer-sponsored retirement plans holding employer stock.

      In 2004, we introduced a retirement plan product called "NEXTPlan" aimed at retirement plans with between $5 and $50 million in assets. The NEXTPlan product is introduced to plan sponsors by the AERS direct sales force, unaffiliated broker-dealers, and American Express financial advisors. Plan administration and recordkeeping services under NEXTPlan are outsourced to a third-party recordkeeper.

      At December 31, 2004, AETC acted as directed trustee or custodian of 263 benefit plans, which represented approximately $31.4 billion in assets managed or administered (including approximately $5.2 billion of assets managed or administered on behalf of the Company), and approximately 900,000 participants.

      In addition to the services described above, AETC also acts as custodian, and AEFAI acts as broker, for Individual Retirement Accounts, Tax-Sheltered Custodial Accounts and other retirement plans for individuals and small and mid-sized businesses. As of December 31, 2004, these tax-qualified assets equaled $81.8 billion, which is approximately 19% of total institutional and retail assets owned, managed and administered by AEFA.

      AETC also provides institutional asset custodial services to AEFC affiliates providing mutual funds, face-amount certificates, asset management and life insurance. As of December 31, 2004, AETC's institutional assets under custody were approximately $111.3 billion. AETC receives fees for its custody services that are generally based upon a percentage of the market value of assets under management. AETC also receives transaction-related fees for its institutional custody services.

      Financial Education and Planning Services

      AEFA's Financial Education and Planning Services ("FEPS") group provides workplace financial education and advisory services programs to the 401(k) client base of AERS and AETC and to other major corporations and small businesses. FEPS focuses on the goal of creating advisor relationships with individual employees of client companies. It trains and supports advisors working on-site at company locations to present educational seminars, conduct one-on-one meetings and participate in client educational events. In 2004, we expanded our on-site activities with 401(k) clients and increased sales of financial education relationships to companies that do not have a 401(k) relationship with AERS.

      We also provide financial advice service offerings, such as FEPS Executive Financial Services, tailored to discrete employee segments. The growth and success of FEPS is consistent with industry research and our belief that marketplace demand for employee financial education is expected to remain high, particularly given the continuing trend toward increased employee responsibility for selecting retirement investments. As this service need grows, so too does the number of competitors seeking to provide employee education and planning services.

      Competition - Asset Accumulation And Investments

      Competition in the financial services industry focuses primarily on cost, investment performance, yield, depth and breadth of products, convenience, service, reliability, safety, innovation, distribution systems, reputation, brand recognition, and insurance company ratings. Reputation and brand integrity are becoming increasingly more important as the mutual fund industry generally and certain firms in particular have come under regulatory and media scrutiny. See "Regulation - Asset Accumulation and Investments" below. Competition in this industry is very intense. AEFA competes with a variety of financial institutions such as banks, securities brokers, mutual funds and insurance companies. Some of these institutions are larger, have greater resources and have a greater global presence than AEFA. Many of these financial institutions also have products and services that increasingly cross over the traditional lines that previously distinguished one type of institution from another, thereby heightening competition for AEFA. The ability of certain financial institutions to offer online investment and information services has also affected the competitive landscape over the past few years.

      Following are competitive factors related to specific products and services provided through our asset accumulation and investments business:

      Asset Management. AEFA competes against a substantial number of larger firms to acquire and maintain assets under management. Competitive factors in the asset management business include:

      -     the quality, reputation and "track record" of portfolio managers;

      -     relative and absolute investment performance;

      -     global capabilities;

      -     the range of investment strategies offered;

      -     the ability to effectively market investment management services;

      -     the quality and timeliness of client service; and

      -     fee arrangements.

      AEFA also faces intense competition in attracting and retaining qualified employees. Our ability to continue to compete effectively depends upon our ability to attract and retain skilled and high performing investment professionals and non-investment professionals who play a critical role in the administration of our asset management business.

      Mutual Funds. The AXP Funds face competition from non-proprietary funds, including funds that have no sales charge ("no-load" funds), funds distributed through independent brokerage firms and exchange traded funds. Mutual funds also face competition from an increasing number of alternative investment products. The competitive factors affecting the sale of mutual funds include the following:

      -     relative and absolute investment performance;

      -     the variety of products and services offered;

      -     sales charges paid;

      -     administrative expenses;

      -     the quality of customer service;

      - the ability to attract and retain a network of third-party distributors;

      -     convenience to the investor;

      -     the effectiveness of advertising and promotional campaigns; and

      -     general market conditions.

      Additionally, for mutual funds, high ratings from rating services, such as Morningstar and Lipper, or favorable mention in financial publications may influence sales and lead to increases in assets under management. As a mutual fund's assets increase, management fee revenue increases and the fund may achieve economies of scale that make it more attractive to investors because of potential resulting reductions in the fund's expense ratio.

      Annuities. The IDS Life Companies' annuity business competes with numerous other insurance companies, as well as certain banks, securities brokerage firms, independent financial advisors and other financial intermediaries that market annuities, mutual funds and other retirement-oriented products. Competitive factors affecting the sale of annuities include:

      -     mortality, expense and other contract charges;

      -     investment performance;

      -     financial strength ratings from rating agencies such as A.M. Best;

      -     the breadth, quality and design of products and services offered;

      -     the effectiveness of advertising and promotional campaigns;

      -     reputation and recognition in the marketplace;

      -     distribution capabilities and compensation;

      -     the level of interest crediting rates; and

      -     the quality of customer service.

      With respect to variable annuities, customers also focus on guaranteed payment features that help to insulate them from equity market risk.

      Retail Distribution. Our AEFAI subsidiary competes with financial planning firms, insurance companies, securities broker-dealers and other financial institutions in attracting and retaining members of the field force.

      Retirement Services. The retirement services business is highly competitive. AERS competes against a substantial number of larger firms in seeking to acquire and maintain assets under management. Competitive factors in this business include fees, recordkeeping and technological capabilities, investment performance and client servicing.

      Regulation - Asset Accumulation and Investments

      AEFA's asset accumulation and investments business is regulated by the SEC, NASD, the Commodity Futures Trading Commission, the National Futures Association, state securities regulators and state insurance regulators. Certain aspects of AEFA's retirement services business are regulated by the U.S. Department of Labor ("DOL") and the U.S. Department of Treasury ("Treasury"). As has the rest of the financial services industry, AEFA has experienced, and believes it will continue to be subject to, increased regulatory oversight of the securities and commodities industries at all levels. During the past year, mutual funds and investment advisers were required by the SEC to adopt and implement written policies and procedures designed to prevent violation of the federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures. The SEC and NASD have also heightened requirements for and continued scrutiny of the effectiveness of supervisory procedures and compliance programs of broker-dealers, including certification by senior officers regarding the effectiveness of these procedures and programs. The SEC and NASD recently adopted regulatory requirements regarding revenue sharing, market timing, increased disclosures of breakpoint discounts in mutual fund prospectuses and an investment adviser code of ethics. Because these new regulatory requirements have been either recently implemented or adopted, there is uncertainty over how these new requirements will ultimately impact AEFA's business, including the extent to which increased technology expenditures may be necessary to comply with such requirements. In addition, the SEC and NASD proposed revisions to rules on trading and market structure for broker-dealers, suitability requirements for variable annuity sales, as well as increased transaction disclosure information on customer confirmations. While there is a significant amount of uncertainty as to what legislative and regulatory initiatives may ultimately be adopted, these initiatives could affect industry participants' results, including AEFA's, in future periods.

      AEFAI does business as a broker-dealer and investment adviser in all 50 states and the District of Columbia. AEFAI is registered as a broker-dealer and investment advisor regulated by the SEC and is a member of the NASD. AEFAI's financial advisors must obtain all required state and NASD licenses and registrations. AEIS is also registered as a broker-dealer with the SEC, is a member of the NASD and the Chicago Stock Exchange and is registered with appropriate states.

      AEFC and certain subsidiaries also do business as registered investment advisers and are regulated by the SEC and state securities regulators where required. The IDS Life Companies are subject to regulation by state insurance regulators as described under "Insurance - Regulation of Insurance." IDS Life is also registered as a broker-dealer with the SEC and is a member of the NASD.

      AETC is primarily regulated by the Minnesota Department of Commerce (Banking Division) and is subject to net capital requirements under Minnesota law. AETC may not accept deposits or make personal or commercial loans. As a provider of products and services to tax-qualified retirement plans and IRAs, certain aspects of AEFA's business, including the activities of AETC, fall within the compliance oversight of the DOL and the Treasury, particularly the Employee Retirement Income Security Act of 1974 ("ERISA") and the tax reporting requirements applicable to such accounts.

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

      As has been widely reported, the SEC, the NASD and several state attorneys general have brought numerous enforcement proceedings challenging several mutual fund industry practices, including late trading (allowing mutual fund customers to receive 4:00 PM ET prices for orders placed or confirmed after 4:00 PM ET), market timing (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements (payments by fund advisers or companies to brokerage firms who agree to sell those funds), and inappropriate sales of (no front end load) Class B shares. AEFA has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries. In May 2004, AEFAI received notification from the NASD indicating that it had made a preliminary determination to recommend enforcement action against AEFAI for potential violations of the federal securities laws and the rules and regulations of the SEC and the NASD. The NASD's allegations relate to AEFAI's revenue sharing arrangements described under "Retail Products and Services -- Non-Proprietary Mutual Funds" above. In February 2005, the New Hampshire Bureau of Securities Regulation filed a petition alleging that AEFAI failed to disclose revenue sharing and directed brokerage payments, incentives for advisors to sell proprietary products and other alleged conflicts of interest. AEFAI also has settled an NASD enforcement action regarding mutual fund breakpoints (discounts from sales charges on mutual fund purchases). You can read more about these issues in the "Legal Proceedings" section.

      A description of the insurance-related regulation of AEFA's annuities business can be found under "Regulation - Insurance" below.

INSURANCE

      IDS Life and IDS Property Casualty, and their respective subsidiaries, collectively, are the issuers of a variety of insurance products, including life insurance, disability income insurance, long term care insurance, and property and casualty insurance. IDS Life and its subsidiaries are also the issuers of the annuity products described under "Asset Accumulation and Investments - Retail Products and Services - Annuities." The insurance products we provide are important products to AEFA's overall business. Approximately 24% of AEFA's revenues and 30% of AEFA's pre-tax income in 2004 were attributable to the insurance business. AEFA's insurance businesses generate income from the spread between the IDS Life Companies' earnings on the investment of general account assets and the interest rates credited to contract owners fixed accounts, and from fees and charges under the policies it issues, including management fees and the cost of insurance.

      IDS Life Companies

      IDS Life and its subsidiaries are the issuers of variable life insurance, universal life insurance, traditional life insurance, including whole life and term life, disability income insurance and long term care insurance. A wholly owned subsidiary of AEFC, IDS Life is a stock life insurance company organized under Minnesota law. IDS Life has four wholly owned subsidiaries: IDS Life Insurance Company of New York, a New York stock life insurance company ("IDS Life of New York"); American Partners Life Insurance Company, an Arizona stock life insurance company ("American Partners Life"); American Enterprise Life, an Indiana stock life insurance company; and American Centurion Life, a New York stock life insurance company. For convenience, we refer to IDS Life and its four insurance company subsidiaries as the "IDS Life Companies" and individually as an "IDS Life Company."

      - IDS LIFE issues insurance and annuity products to residents of the District of Columbia and all states except New York.

      - IDS LIFE OF NEW YORK issues insurance and annuity products to New York residents.

      - AMERICAN PARTNERS LIFE issues its annuity products directly to consumers, generally persons holding an American Express Card, outside New York.

      - AMERICAN CENTURION LIFE issues fixed and variable annuity contracts to New York residents primarily through financial institutions and independent broker-dealers, and also markets directly to persons generally holding an American Express Card.

      - AMERICAN ENTERPRISE LIFE issues fixed and variable annuity contracts primarily through regional and national financial institutions and regional and/or independent broker-dealers, in all states except New York.

      Insurance Products and Features

      The IDS Life Companies issue a wide range of insurance products, each described below. IDS Life's sales of individual life insurance in 2004, as measured by scheduled annual premiums and excluding lump sum and excess premiums, consisted of 87% variable life, 43% universal life and 10% term and whole life, based on year-end cash sales reports. The IDS Life Companies issue only non-participating policies, which do not pay dividends to policyholders from the insurer's earnings.

      Assets supporting policy values associated with fixed account life insurance products, as well as those assets associated with fixed account investment options under variable insurance products (collectively, the "fixed accounts"), are part of the IDS Life Companies' general accounts. Under fixed accounts each IDS Life Company bears the investment risk. More information on the IDS Life Companies general accounts is found in the "Institutional Products and Services - IDS Life Companies General Accounts" section under "Asset Accumulation and Investments" above.

      Variable Life Insurance. IDS Life's and IDS Life of New York's biggest selling life insurance products are variable life insurance policies. Variable life insurance provides life insurance coverage along with investment returns linked to underlying investment accounts of the policyholder's choice, options which may include the VP Funds discussed above as well as non-proprietary funds. These products also offer a fixed account investment option with guaranteed minimum interest crediting rates ranging from 4.0% to 4.5% at December 31, 2004. For the year ended December 31, 2004, IDS Life ranked second in variable life insurance sales on the basis of premiums, according to the Value Survey provided by Tillinghast, a consulting firm that provides research, consulting and other services to insurance and financial services companies worldwide.

      Universal Life Insurance. IDS Life's and IDS Life of New York's universal life insurance products provide life insurance coverage and cash value that increases by a fixed interest rate. The rate is periodically reset at the discretion of the issuing company subject to certain policy terms relative to minimum interest crediting rates. Policies provide guaranteed minimum interest crediting rates ranging from 4% to 5% at December 31, 2004.

      Traditional Life Insurance Products. IDS Life's and IDS Life of New York's traditional life insurance products include whole life insurance and term life insurance. Whole life insurance combines a death benefit with a cash value that generally increases gradually in amount over a period of years and does not pay a dividend (non-participating). IDS Life and IDS Life of New York have sold very little traditional whole life insurance in recent years. Term life insurance provides only a death benefit, does not build up cash value and does not pay a dividend. The policyholder chooses the term of coverage with guaranteed premiums at the time of issue. During the chosen term, IDS Life and IDS Life of New York cannot raise premium rates even if claims experience were to deteriorate. At the end of the chosen term, coverage continues with higher premiums until the maximum age is attained, at which point the policy expires with no value.

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

      Long-Term Care Insurance. As of December 31, 2002, IDS Life and IDS Life of New York generally discontinued underwriting long-term care ("LTC") insurance. Although new product sales were generally discontinued during the fourth quarter of 2002, IDS Life and IDS Life of New York retained 50% of the risk on existing contracts and ceded the remaining 50% of the risk to General Electric Capital Assurance Company, one of the Genworth Financial insurance companies ("GECA"). In addition, in May 2003, IDS Life and IDS Life of New York began outsourcing claims administration on their existing block of LTC policies to GECA.

      In 2004, IDS Life filed for approval to implement rate increases on its existing block of nursing home only indemnity LTC insurance policies. Implementation of these rate increases began in early 2005 and will continue throughout the year as regulatory approvals are obtained.

      Our financial advisors now sell only non-proprietary LTC insurance, primarily products offered by GECA. In limited circumstances, advisors may sell LTC products of other unaffiliated insurers.

      Distribution of Insurance Products

      The IDS Life Companies sell insurance products almost exclusively through AEFA's financial advisors. In turn, our financial advisors offer insurance products issued almost exclusively by the IDS Life Companies, but do offer insurance products of other unaffiliated carriers in limited circumstances. You can find a further discussion of AEFAI's financial advisors in the "Retail Distribution - Financial Advisors" section under "Asset Accumulation and Investments" above.

      Liabilities and Reserves

      The IDS Life Companies must maintain adequate financial reserves to cover the insurance risks associated with the insurance products they issue. Generally, reserves represent estimated assets that the IDS Life Companies need to provide adequately for future benefits and expenses. You can find a discussion of liabilities and reserves related to our insurance products in Note 1 to the Company's consolidated financial statements under "Insurance and Annuity Reserves" on pages 89-90 of our 2004 Annual Report to
Shareholders, which portion of such report is incorporated herein by reference.

      Deferred Acquisition Costs

      The IDS Life Insurance Companies' deferred acquisition costs ("DAC") represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of insurance and the annuity products described in the "Retail Products and Services - Annuities" section under "Asset Accumulation and Investments" above. These costs are deferred to the extent they are recoverable from future profits. DAC are amortized over periods approximating the lives of the business, principally as a percentage of premiums or estimated gross profits associated with the products.

      You can find a complete discussion of DAC on pages 35-36, pages 59-60 and pages 87-88 of our 2004 Annual Report to Shareholders, which portion of such report is incorporated herein by reference.

      Reinsurance

      IDS Life and IDS Life of New York reinsure a portion of the insurance risks associated with their life and LTC insurance products through reinsurance agreements with unaffiliated insurance companies. Reinsurance is used in order to limit losses, reduce exposure to large risks, provide additional capacity for future growth and to effect business-sharing arrangements. IDS Life and IDS Life of New York evaluate the financial condition of reinsurers to minimize exposure to significant losses from reinsurer insolvencies. IDS Life and IDS Life of New York remain primarily liable as the direct insurers on all risks reinsured.

      Generally, IDS Life and IDS Life of New York reinsure 90% of the death benefit liability related to individual variable, universal, and term life insurance products. As a result, IDS Life and IDS Life of New York typically retain, and are at risk for, at most, 10% of each policy's death benefit from the first dollar of coverage for new sales of these policies. IDS Life began reinsuring risks at this level during 2001 for term life insurance and 2002 for variable and universal life insurance. IDS Life of New York began reinsuring risks at this level during 2002 for term life insurance and 2003 for variable and universal life insurance. Policies issued prior to these dates are not subject to these same reinsurance levels. Generally, the maximum amount of life insurance risk retained by IDS Life and IDS Life of New York is $750,000 on any policy insuring a single life and $1.5 million on any flexible premium survivorship variable life policy. For existing LTC policies, IDS Life (and IDS Life of New York for 1996 and later issues) retained 50% of the risk and ceded the remaining 50% risk to GECA. Risk on variable life and universal life policies is reinsured on a yearly renewable term basis. Risk on recent term life and LTC policies is reinsured on a coinsurance basis, a type of reinsurance in which the reinsurer participates proportionately in all material risks and premiums associated with a policy.

      IDS Life and IDS Life of New York retain all risk for claims on disability income contracts. Risk is currently managed by limiting the amount of disability insurance written on any one individual. IDS Life and IDS Life of New York also retain all risk on accidental death benefit claims and waiver of premium provisions.

      Ratings

      IDS Life receives ratings from independent rating agencies. Generally, its four insurance subsidiaries do not receive an individual rating, but receive the same rating as IDS Life. These agencies evaluate the financial soundness and claims-paying ability of insurance companies based on a number of different factors. The ratings reflect each agency's estimation of the IDS Life Companies' ability to meet their contractual obligations such as making annuity payouts and paying death benefits and other distributions to contract holders, as well as more generally, the IDS Life Companies' financial strength and operating performance. As such, the ratings relate to the IDS Life Companies' general accounts and not to the management or performance of the variable accounts of the contracts.

      Ratings are important to maintaining public confidence in the IDS Life Companies. Lowering of the IDS Life Companies' ratings could have a material adverse effect on their ability to market their products and could lead to increased surrenders of their products. Rating agencies continually review the financial performance and condition of insurers. As of the end of 2004, IDS Life was rated "A+" (Superior) by A.M. Best Company, Inc. and its claims-paying ability/financial strength was rated "Aa3" (Excellent) by Moody's Investors Service, Inc. ("Moody's"), and "AA" (Very Strong) by Fitch. On February 1, 2005, A.M. Best placed the IDS Life Companies' financial strength rating of A+ under review with negative implications and Fitch lowered IDS Life Companies' financial strength rating to "AA-" and placed them on "Rating Watch Negative" following the Company's announcement that it intends to pursue a spin-off of its full ownership of AEFC, the holding company for the IDS Life Companies. In connection with the spin-off, the Company intends to provide additional capital to AEFA's insurance businesses to confirm its current financial strength ratings.

      Risk-Based Capital

      The National Association of Insurance Commissioners ("NAIC") defines Risk-Based Capital ("RBC") requirements for life insurance companies. The RBC requirements are to be used as minimum capital requirements by the NAIC and states to identify companies that merit further regulatory action. At December 31, 2004, IDS Life had total adjusted capital of approximately $2.7 billion on a statutory accounting basis. The Minnesota Department of Commerce, IDS Life's primary insurance regulator, requires insurance companies to maintain a minimum RBC called the "authorized control level." If total adjusted capital fell below the authorized control level, the Minnesota Department of Commerce would be authorized to exercise management control over IDS Life. For IDS Life, the authorized control level RBC was $372.9 million at December 31, 2004.

      In addition, IDS Life, like other life insurance companies, is expected to maintain capital above the level at which IDS Life would require it to file an action plan with the Minnesota Department of Commerce. This is referred to as the "company action level." For IDS Life, the company action level RBC was $745.9 million at December 31, 2004.

      As described above, the IDS Life Companies maintain levels of RBC in excess of the authorized control and company action levels required by their state insurance regulators.

      IDS Property Casualty

      IDS Property Casualty and its wholly owned subsidiary, AMEX Assurance Company ("AMEX Assurance") (collectively, the "Property Casualty Companies"), offer auto, homeowners and American Express Card-related insurance products. IDS Property Casualty, a subsidiary of AEFC, is a stock insurance company organized under the laws of Wisconsin. AMEX Assurance is a stock insurance company organized under the laws of Illinois.

      The Property Casualty Companies provide personal auto and homeowner's coverage to clients in 37 states and the District of Columbia. AMEX Assurance also provides certain American Express Card-related insurance products such as travel accident insurance. The Property Casualty Companies market their products through alliances with financial institutions, affinity groups, such as alumni associations, and directly to American Express Cardmembers and the general public. The Property Casualty Companies have a major distribution agreement with Costco Insurance Agency, Inc., Costco's affiliated insurance agency. As of December 31, 2004, this arrangement offered auto insurance in 36 states and the District of Columbia and homeowner's insurance in 35 states to Costco members.

      The Property Casualty Companies receive two ratings from A.M. Best, one related to AMEX Assurance as a separate company and one for the combined Property Casualty Companies. The rating assigned is developed from an in-depth evaluation of a company's balance sheet strength, operating performance, and business profile. Balance sheet strength reflects the company's ability to meet its current and ongoing obligations to its policyholders and includes analysis of the company's capital adequacy. The evaluation of operating performance centers on the stability and sustainability of the company's sources of earnings. The analysis of business profile reviews the company's mix of business, market position and depth and experience of management. As of the end of 2004, both AMEX Assurance and the combined Property Casualty Companies received A ratings (Excellent) by A.M. Best.

      Competition - Insurance

      The insurance business is highly competitive, and competitors of the IDS Life Companies and the Property Casualty Companies consist of both stock and mutual insurance companies, as well as other financial intermediaries marketing insurance products.

      Competitive factors affecting the sale of life and disability insurance products include:

      -     cost of insurance and other contract charges;

      -     the level of premium rates;

      -     investment performance;

      -     the level of interest crediting rates;

      -     financial strength ratings from rating agencies such as A.M. Best;

      -     the breadth, quality and design of products and services offered;

      -     the quality of underwriting;

      -     reputation and recognition in the marketplace;

      -     the quality of customer service;

      -     the effectiveness of advertising and promotional campaigns; and

      -     distribution capabilities and compensation.

      Competitive factors affecting the sale of property casualty insurance products include:

      -     brand recognition;

      -     distribution capabilities;

      -     product pricing;

      -     breadth;

      -     quality and design;

      -     customer service; and

      -     claims handling.

      Regulation - Insurance

      The Minnesota Department of Commerce (Insurance Division), the Indiana Department of Insurance, the Arizona Department of Insurance, the Wisconsin Office of the Commissioner of Insurance and the Illinois Insurance Department (collectively, and with the New York Insurance Department, "Domiciliary Regulators") regulate IDS Life, American Enterprise Life, American Partners Life, and IDS Property Casualty and Amex Assurance, respectively. The New York State Department of Insurance regulates American Centurion Life and IDS Life of New York. In addition to being regulated by their Domiciliary Regulators, the IDS Life Companies and the Property Casualty Companies are also regulated by each of the insurance regulators in the states where each is authorized to transact the business of insurance. These other states also regulate such matters as the licensing of sales personnel and, in some cases, the marketing and contents of insurance policies and annuity contracts. The primary purpose of such regulation and supervision is to protect the interests of policyholders and contract holders. Financial regulation of the IDS Life Companies and the Property Casualty Companies is extensive, and their financial and intercompany transactions (such as intercompany dividends, capital contributions and investment activity) are often subject to pre-notification and continuing evaluation by the Domiciliary Regulators. Virtually all states require participation in insurance guaranty associations, which assess fees to insurance companies in order to fund claims of policyholders and contract owners of insolvent insurance companies.

      Insurance companies have recently been the subject of increasing regulatory, legislative and judicial scrutiny. Numerous state and federal regulatory agencies have commenced investigations regarding sales and marketing practices, compensation arrangements and anticompetitive activities, and market timing and late trading in connection with insurance, annuity and mutual fund products. The IDS Life Companies and the Property Casualty Companies have been contacted by regulatory agencies for information relating to some of these investigations and are cooperating with those inquiries. The IDS Life Companies and the Property Casualty Companies are reviewing their compensation arrangements and other operations that may be affected by these regulatory investigations, and the legal precedents and new industry-wide legislation, rules and regulations that may arise from these investigations.

      At the federal level, there is periodic interest in enacting new regulations relating to various aspects of the insurance industry, including taxation of annuities and life insurance policies, accounting procedures, as well as the treatment of persons differently because of gender, with respect to terms, conditions, rates or benefits of an insurance policy. New federal regulation in any of these areas could potentially have an adverse effect upon the IDS Life Companies. Also, recent federal legislative proposals aimed at the promotion of tax-advantaged savings through Lifetime Savings Accounts and Retirement Savings Accounts may adversely impact IDS Life Companies' sales of annuity and life insurance products if enacted.

                              AMERICAN EXPRESS BANK

      Our American Express Bank operating segment ("AEB") offers products that meet the financial service needs of three primary client groups: retail customers, wealthy individuals and financial institutions. AEB's operations are conducted primarily through our indirect wholly-owned subsidiary, American Express Bank Ltd., and its subsidiaries. AEB does not directly or indirectly do business in the United States except as may be incidental to its activities outside the United States. Accordingly, the following discussion relating to AEB generally does not distinguish between U.S.- and non-U.S.-based activities.

      AEB's three primary business lines are Consumer Financial Services ("CFS"), The Private Bank and the Financial Institutions Group ("FIG"). CFS provides consumer products in direct response to specific financial needs of retail customers and includes interest-bearing deposits, unsecured lines of credit, installment loans, money market funds, mortgage loans, auto loans and mutual funds. The Private Bank focuses on high net worth individuals by providing them with investment management, trust and estate planning and banking services, including secured lending. FIG provides financial institution clients with a wide range of correspondent banking products including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products, including third-party distribution of AEB offshore mutual funds. AEB also provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options and other derivatives and interest rate risk management products.

      With the exit of its corporate banking business virtually completed during 2004, AEB continued its strategy of growing its consumer and financial institutions businesses. Corporate clients now represent only 1% of AEB's total loan portfolio. These changes align AEB's businesses more closely with those of our other business units and positions it to play a more important role in the delivery of financial services on a global basis. This change in strategy is reflected in the following loan information: AEB reduced its corporate banking loans by $97 million to $76 million at December 31, 2004, increased its consumer and private banking loans by $377 million, and increased its FIG loans by $121 million. Loans outstanding worldwide were $6.9 billion at December 31, 2004 and $6.5 billion at December 31, 2003. During 2004, The Private Bank client holdings rose 15% to a total of $18.6 billion, client holdings in CFS decreased 4% and FIG-related non-credit fee revenue increased by 28%.

      AEB's fund products are sold by The Private Bank and CFS business lines to individual customers and by FIG through distributors in several foreign markets. AEB continued to expand its number of third-party relationships in Europe and Asia. During 2004, AEB signed approximately 60 distribution agreements in Europe and Asia for the sale of its own American Express-branded products, including a strategic alliance in Taiwan with Shanghai Commercial & Savings Bank Ltd. to distribute product and service offerings of AEB, AEFA and AEFA's Threadneedle subsidiary. AEB's assets under management in its fund products and related managed accounts and administered assets totaled approximately $5.7 billion at year-end (as compared with $5.3 billion at December 31, 2003).

      In 2004 AEB added a number of investment portfolios and share classes to its existing Luxembourg investment company umbrella fund. In addition, AEB transferred its fund of funds portfolios from a Cayman-domiciled hedge fund structure to American Express Alternative Investment Fund (LUX), a newly established Luxembourg fund of funds. By publicly registering its shares in Luxembourg, the fund will be allowed to seek public registration of its shares in a variety of other jurisdictions and thereby enhance AEB's distribution activities. AEB also introduced new investment options, which combine standard mutual funds, hedge funds and cash products within its discretionary asset management wrap structure and increased the number of third-party products available to customers. The asset management business of AEFA (which includes Threadneedle) provides investment management services to many of AEB's Luxembourg umbrella fund portfolios.

      AEB also continued to work closely with other parts of American Express to cross-sell a range of payment, lending, insurance and financial service products and build deeper relationships with affluent and pre-affluent consumer and small business customers in key international markets. AEB markets Private Bank services to a highly selective group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in Germany, Greece, United Kingdom, Hong Kong, India, Singapore and Taiwan. AEB also markets a wide range of investment and savings products to Cardmembers and select non-Cardmembers in Germany, Greece, Hong Kong, India, Indonesia, Singapore, Taiwan and Philippines. AEB has also contracted with AECC to market AECC's investment certificates, and separately operates a joint venture (American Express International Deposit Company) with AEFC in the Cayman Islands that issues deposit certificates denominated in U.S. dollars, Euros, pounds sterling and Australian dollars.

      AEB has a global network with offices in 45 countries. Its worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and facility offices in San Francisco, San Diego and Los Angeles, California. Its wholly owned Edge Act subsidiary, American Express Bank International ("AEBI"), is headquartered in Miami, Florida, and has branches in New York City and Miami.

      In November 2004, AEB entered into an agreement to sell certain of its operations in Luxembourg. The sale was completed in January 2005. In addition, in December 2004, AEB made the decision to sell certain of its operations in Bangladesh, Egypt and Pakistan.

      AEB's business does not, as a whole, experience significant seasonal fluctuations.

      Selected Financial Information Regarding AEB

      Subject to certain requirements related to transactions with affiliates, AEB provides banking services to the Company and its subsidiaries. AEB is only one of many international and local banks used by American Express and its other subsidiaries. American Express and its subsidiaries constitute only a few of AEB's many customers.

      AEB's total assets were $13.4 billion at December 31, 2004 and $14.2 billion at December 31, 2003. Liquid assets, consisting of cash and deposits with banks, trading account assets and investments, were $4.7 billion at December 31, 2004 and $5.4 billion at December 31, 2003.

      The following table sets forth a summary of financial data for AEB at and for each of the three years in the period ended December 31, 2004 (dollars in millions):

                                                                         2004                 2003                 2002
                                                                       --------             --------             --------
Net financial revenues                                                 $    825             $    801             $    745
Non-interest expenses                                                  $    679             $    650             $    624
Net income (a)                                                         $     96             $    102             $     80
                                                                       --------             --------             --------
Cash and deposits with banks                                           $  1,380             $  1,890             $  2,420
Investments                                                            $  3,034             $  3,341             $  3,169
Loans, net                                                             $  6,790             $  6,371             $  5,466
Total assets                                                           $ 13,373             $ 14,232             $ 13,234
                                                                       --------             --------             --------
Customers' deposits                                                    $ 10,445             $ 10,775             $  9,501
Shareholder's equity                                                   $    924             $    949             $    947
                                                                       --------             --------             --------
Return on average assets (b)                                                .70%                 .74%                 .66%
Return on average total shareholder's equity (b)                           10.0%                10.8%                 9.6%
                                                                       --------             --------             --------
Reserve for loan losses/total loans                                        1.38%                1.70%                2.70%
30+ days past due CFS loans as a % of total CFS loans                       4.5%                 6.6%                 5.4%
Total loans/deposits from customers                                       65.91%               60.17%               59.12%
Average total shareholder's equity/average assets (b)                      7.07%                6.85%                6.89%
Risk-based capital ratios: (c)
   Tier 1                                                                  11.0%                11.4%                10.9%
   Total                                                                   10.1%                11.3%                11.4%
Leverage ratio (c)                                                          5.8%                 5.5%                 5.3%
Qualifying capital: (c)
   Tier 1 capital                                                      $    754             $    775             $    652
   Total capital                                                       $    693             $    767             $    680
Adjusted risk-weighted assets (c)                                      $  6,894             $  6,804             $  5,985
Adjusted average assets (c)                                            $ 13,119             $ 14,186             $ 12,208
Average interest rates earned: (d)                                     --------             --------             --------
   Loans (e)                                                               4.86%                5.19%                6.41%
   Investments (f)                                                         4.68%                5.26%                5.88%
   Deposits with banks                                                     2.80%                1.87%                2.15%
                                                                       --------             --------             --------
Total interest-earning assets (f)                                          4.54%                4.57%                5.44%
                                                                       --------             --------             --------
Average interest rates paid: (d)
   Deposits from customers                                                 1.98%                1.97%                2.38%
   Borrowed funds, including long-term debt                                1.69%                1.53%                3.46%
                                                                       --------             --------             --------
Total interest-bearing liabilities                                         1.96%                1.93%                2.55%
                                                                       --------             --------             --------
Net interest income/total average interest-earning assets (f)              2.64%                2.77%                3.23%
                                                                       --------             --------             --------

(a) 2004 net income includes $44 million ($29 million after tax) of restructuring charges in connection with AEB's decision to sell certain of its operations in Bangladesh, Egypt, Luxembourg and Pakistan. The aggregate charges include $30 million of employee severance obligations and $14 million of other costs primarily related to currency translation losses (previously recorded in shareholder's equity) and the early termination of certain real estate property leases. Included in 2003 net income is a net restructuring reserve reversal of $2 million ($1 million after tax). Included in 2002 net income is a net restructuring reserve reversal of $3 million ($2 million after tax).

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

(f) On a tax equivalent basis.

      The following tables set forth the composition of AEB's gross loan portfolio at year-end for each of the five years in the period ended December 31, 2004 (millions):

BY GEOGRAPHIC REGION (A)    2004           2003           2002           2001           2000
------------------------  --------       --------       --------       --------       --------
Asia/Pacific              $  2,069       $  2,320       $  2,117       $  2,052       $  1,791
Europe                       2,023          1,502          1,553          1,370          1,500
Latin America                1,454          1,344            801            871            856
North America                  889            780            533            273            352
Indian Subcontinent            292            375            439            440            442
Middle East                    127            128             94            197            302
Africa                          31             35             80             82            100
                          --------       --------       --------       --------       --------
TOTAL                     $  6,885       $  6,484       $  5,617       $  5,285       $  5,343
                          ========       ========       ========       ========       ========

(a) Based primarily on the domicile of the borrower.

                                                           2004
                                             ------------------------------
                                                           Due
                                                       After1 Year    Due
                                               Due       Through    After 5
                                             Within 1    5 Years     Years
BY TYPE AND MATURITY                           Year        (a)        (a)       2004       2003       2002       2001       2000
---------------------------------------      --------  -----------  -------    ------     ------     ------     ------     -----
Consumer and private banking loans:
Loans secured by real estate                  $   29     $  8       $  246     $  283     $  340     $  397     $  486     $  361
Installment, revolving credit and other        4,145      397           --      4,542      4,108      3,338      2,705      1,839
                                              ------     ----       ------     ------     ------     ------     ------     ------
                                               4,174      405          246      4,825      4,448      3,735      3,191      2,200
                                              ------     ----       ------     ------     ------     ------     ------     ------
Commercial loans:
Loans secured by real estate                       7        9            3         19         65         61        139        157
Loans to businesses (b)                            4       53           --         57        108        307        732      1,397
Loans to banks and other financial
   institutions                                1,672      312           --      1,984      1,863      1,399      1,168      1,519
Loans to governments and official
   institutions                                   --       --           --         --         --         29         28         34
                                              ------     ----       ------     ------     ------     ------     ------     ------
                                               1,683      374            3      2,060      2,036      1,796      2,067      3,107
                                              ------     ----       ------     ------     ------     ------     ------     ------
All other loans (c)                               --       --           --         --         --         86         27         36
                                              ------     ----       ------     ------     ------     ------     ------     ------
TOTAL                                         $5,857     $779       $  249     $6,885     $6,484     $5,617     $5,285     $5,343
                                              ======     ====       ======     ======     ======     ======     ======     ======

(a) Loans due after one year at fixed (predetermined) interest rates totaled $454 million, while those at floating (adjustable) interest rates totaled $574 million.

(b) Business loans, which accounted for approximately 1% of the portfolio as of December 31, 2004, were distributed over 26 commercial and industrial categories.

(c) Included in 2002 are $37 million of loans resulting from a change in ownership of AEB's Brazilian operations from that of a joint venture to a consolidated subsidiary.

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

(in millions:  December 31,)                    2004   2003     2002     2001     2000
                                                ----   ----     ----     ----     ----
  Loans to businesses                           $37     $67     $103     $116     $135
  Loans to financial institutions and other      --      11       16        7        2
                                                ---     ---     ----     ----     ----
  TOTAL                                         $37     $78     $119     $123     $137
                                                ===     ===     ====     ====     ====

                                                                       December 31,
                                                                    -----------------
(in millions)                                                       2004         2003
                                                                    ----         ----
Recorded investment in impaired loans not requiring an
  allowance (a)                                                     $  -         $  1
Recorded investment in impaired loans requiring an
  allowance                                                           37           77
                                                                    ----         ----
Total recorded investment in impaired loans                         $ 37         $ 78
                                                                    ====         ====
Credit reserves for impaired loans                                  $ 17         $ 43
                                                                    ====         ====

                                                                       December 31,
                                                                    -----------------
 (in millions)                                                      2004  2003   2002
                                                                    ----  ----   ----
Average recorded investment in impaired loans                       $ 52  $ 98   $121
Interest income recognized on a cash basis                          $  1  $  1   $  1

(a) These loans do not require a reserve for credit losses since the values of the impaired loans equal or exceed the recorded investments in the loans.

   In addition to the above, AEB had other non-performing assets totaling $1 million at December 31, 2004 and $15 million at December 31, 2003 and 2002. The 2004, 2003 and 2002 balances primarily consist of matured foreign exchange and derivative contracts and credit-related commitments.

      The following table sets forth a summary of AEB's reserve for credit losses at and for each of the five years in the period ended December 31, 2004 (dollars in millions):

                                                              2004        2003         2002         2001          2000
                                                             ------      ------       ------       ------        ------
Reserve for credit losses -
   January 1,                                                $  121      $  158       $  148       $  153        $  189
Provision for credit losses (a)                                  37         102          147           91            28
Translation and other                                            (1)         (3)          10           (2)           (4)
                                                             ------      ------       ------       ------        ------
    Subtotal                                                    157         257          305          242           213
                                                             ------      ------       ------       ------        ------
Write-offs:
   Consumer loans (b)                                            72         118          115           38            19
   Loans to businesses                                            9          33           39           72            43
   Loans to banks and other financial institutions                5           -            7            -             2
   Foreign exchange and derivative contracts                      -           -            -            1             6
Recoveries:
   Consumer loans                                               (17)         (9)          (5)          (6)           (6)
   Loans to businesses                                           (9)         (5)          (8)         (10)           (3)
   Loans to banks and other financial institutions                -          (1)          (1)          (1)           (1)
                                                             ------      ------       ------       ------        ------
     Net write-offs (recoveries)                                 60         136          147           94            60
                                                             ------      ------       ------       ------        ------
Reserve for credit losses
   December 31, (c)                                          $   97      $  121       $  158       $  148        $  153
                                                             ======      ======       ======       ======        ======

(a) The increases in 2002 and 2001 were primarily due to credit loss provisions related to the CFS business in the Asia/Pacific region, particularly Hong Kong. The provision for 2001 includes a restructuring-related provision of $26 million relating to the further reduction of corporate lending activities in parts of Asia, Latin America and Europe.

(b) The increases in 2003 and 2002 were primarily due to write-offs in the CFS business in the Asia/Pacific region, primarily Hong Kong.

(c)   Allocation:

                                                                    2004        2003      2002       2001      2000
                                                                   ------      ------    ------     -----     ------
Loans                                                              $  95       $ 113     $ 151      $ 128     $ 137
Other assets, primarily matured
   foreign exchange and other
   derivatives                                                         1           6         6          4        14
Credit-related commitments                                             1           2         1         16         2
                                                                   -----       -----     -----      -----     -----
Total reserve for credit losses                                    $  97       $ 121     $ 158      $ 148     $ 153
                                                                   =====       =====     =====      =====     =====

      AEB recognizes interest income on an accrual basis. When AEB's management places loans on non-performing status, it reverses all previously accrued but unpaid interest against current interest income. AEB recognizes cash receipts of interest on non-performing loans either as interest income or as a reduction of principal, based upon management's judgment as to the ultimate collectibility of principal. Generally, a non-performing loan may be returned to performing status when all contractual amounts due are reasonably assured of repayment within a reasonable period and the borrower shows sustained repayment performance, in accordance with the contractual terms of the loan or when the loan has become well secured and is in the process of collection.

      Interest-earning advances under lines of credit and other similar consumer loans are written off against the reserve for credit losses upon reaching specified contractual delinquency stages, or earlier in the event of the borrower's personal bankruptcy or if the loan is otherwise deemed uncollectible. Interest income on these loans generally accrues until the loan is written off.

      AEB separately maintains and provides for reserves relating to credit losses for loans, derivatives and other credit-related commitments. The reserve is established by charging a provision for credit losses against income. The amount charged to income is based upon several factors, including historical credit loss experience in relation to outstanding credits, a continuous assessment of the collectibility of each credit and management evaluation of exposures in each applicable country as related to current and anticipated economic and political conditions. Management's assessment of the adequacy of the reserve is inherently subjective, as significant estimates are required. Amounts deemed uncollectible are charged against the reserve and subsequent recoveries, if any, are credited to the reserve.

      The reserve for credit losses related to loans is reported as a reduction of loans. The reserve related to derivatives is reported as a reduction of trading assets, and the reserve related to other credit-related commitments is reported in other liabilities.

      Risks

      The global nature of AEB's business activities is such that concentrations of credit to geographic regions are not unusual. AEB continually monitors and actively manages its credit concentrations to reduce the associated risk. At December 31, 2004, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of consumers to whom AEB has extended loans, banks and other financial institutions and foreign government agencies operating geographically within the Asia/Pacific region, Europe, North America, Latin America, the Indian Subcontinent and Middle East/Africa.

      AEB's earnings are sensitive to interest rates due to the fact that the maturity of liabilities does not, generally, match the maturity of assets. AEB invests excess liquidity in high grade fixed income investment securities and maintains mandatory investment portfolios in a number of countries as required by central banks. AEB monitors and controls interest rate risk through a rigorous Earnings at Risk process both on a country and global level. AEB manages the duration/maturity mismatch of assets and liabilities through adjusting the duration/maturity of assets and/or by using derivatives. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with guidelines. AEB sells foreign exchange products to its customer base and may decide to take proprietary trading positions as a result of this business. The foreign exchange risk is managed at the branch and global level through a rigorous Value at Risk process. AEB manages counterparty credit exposure on foreign exchange and interest rate derivatives through a dynamic mark-to-market and potential future exposure process, in which the current positive fair value and potential future exposure are calculated and managed against counterparty loan equivalent limits. You can find more information on AEB's management of its foreign exchange risk on pages 43-44 and page 67 under the caption "American Express Company Risk Management - Market Risk Management Process" in our 2004 Annual Report to Shareholders, which portion of such report is incorporated herein by reference.

      Because AEB conducts significant business in emerging market countries and in countries that are less politically and economically stable than the United States or those in Western Europe, its Private Banking, CFS and FIG activities may be subject to greater credit and compliance risks than are found in more well-developed jurisdictions. AEB continually monitors its exposures in such jurisdictions, and regularly evaluates its client base to identify potential legal risks as a result of clients' use of AEB's banking services.

      You can find a discussion of AEB's use of derivative financial instruments, on pages 43-44 and page 67 under the caption "American Express Company Risk Management - Market Risk Management Process," and in Note 9 on pages 104-105 of our 2004 Annual Report to Shareholders, which portions of such report are incorporated herein by reference.

      Competition - Banking Services

      The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of ours) and, in certain cases, governmental agencies.

      Regulation - Banking Services

      American Express Banking Corp. ("AEBC") is a New York investment company organized under Article XII of the New York Banking Law and is a wholly owned direct subsidiary of American Express. American Express Bank Ltd. ("AEBL") is a wholly owned direct subsidiary of AEBC. AEBC, AEBL and AEBL's global network of offices and subsidiaries are subject to continuous supervision and examination by the New York State Banking Department ("NYSBD") pursuant to the New York Banking Law. AEBC does not directly engage in banking activities.

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

      Since AEBC and AEBL do not do business in the United States, except as may be incidental to their activities outside the United States, our affiliation with AEBC and AEBL neither causes us to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires us to register as a bank holding company under the Federal Reserve Board's Regulation Y. AEBC and AEBL are not members of the Federal Reserve System, are not subject to supervision by the FDIC, and are not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEBC and AEBL are not financial holding companies under the Gramm-Leach-Bliley Act.

      The NYSBD requires AEBC, on a consolidated basis, to monitor its financial condition in reference to the Federal Reserve Board's risk-based capital guidelines and complementary leverage constraints applicable to state-chartered banks that are members of the Federal Reserve System. Pursuant to the FDIC Improvement Act of 1991, the Federal Reserve Board, among other federal banking agencies, adopted regulations defining levels of capital adequacy. Under these regulations, a bank is deemed to be well capitalized if it maintains a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5%. Based on AEBC's Tier 1 risk-based capital, total risk-based capital and leverage ratios, AEBC is considered to be well capitalized at December 31, 2004.

      In recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act of 2001 (the "Patriot Act") that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL and it may increase these efforts to address further regulations expected under the Patriot Act as well as other evolving supervisory standards and requirements in jurisdictions in which AEBL does business.

      In April 2003, the Basel Committee on Banking Supervision (the "Basel Committee") issued a final consultative paper on the proposed new Basel Capital Accord ("new Accord"). The new Accord proposes risk-based capital guidelines that will replace the previous guidelines that have been in effect since 1988. The Basel Committee is comprised of representatives of central banks and bank supervisors from the major industrialized countries and develops broad supervisory standards and guidelines governing the prudential supervision of banking institutions. The new Accord sets capital requirements for operational risk and refines the existing capital requirements for credit and market risk exposures. On May 11, 2004, the Basel Committee announced it achieved consensus on the new Accord and published the text of the framework on June 26, 2004. Despite the release of the framework, it is not clear at this time whether and in what manner the new Accord will be adopted by bank regulators with respect to banking organizations that they supervise and regulate. AEBC will continue to monitor regulatory action on this matter and assess its potential impact. AEBC believes that implementation of the new Accord, to the extent applicable to AEBC, could increase minimum risk-based capital requirements and result in changes to certain of AEBC's information systems, processes and employee training.

                               CORPORATE AND OTHER

BRAND

      Our brand and its attributes -- trust, security, integrity, quality and customer service -- are key assets of the Company. We continue to focus on the brand by educating employees about these attributes and by incorporating them into our programs, products and services.

TECHNOLOGY

      We have devoted substantial resources to our global technology platforms and have undertaken significant efforts to protect and manage our proprietary systems and the data collected and stored on our systems. In this vein, we have continued to focus on ways to secure our systems from "hackers" and other unauthorized users.

      In 2002, we outsourced most of our technology operations work to IBM. This arrangement, which has a seven-year term with options to extend, enables us to benefit from IBM's expertise while lowering our information technology costs. IBM has taken on responsibility for managing most of our day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services and data center operations. Our internal IT organization continues to retain the Company's technology competencies, including information technology strategy, managing strategic relationships with technologies' partners, developing and maintaining applications and databases and managing the technology portfolios of our businesses.

REGULATION - GENERAL

      Most aspects of our business are subject to rigorous regulation by U.S. Federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 and related regulations and rules of the SEC and the New York Stock Exchange, Inc. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.

      We use information about our customers to develop products and services and to provide personalized services. Regulatory activity in the areas of privacy and data protection continues to grow worldwide and is generally being driven by the growth of technology and related concerns about the rapid and widespread dissemination and use of information.

      The Gramm-Leach-Bliley Act ("GLBA") became effective on July 1, 2001. GLBA provides for disclosure of a financial institution's privacy policies and practices and affords customers the right to "opt out" of the institution's disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state's Financial Information Privacy Act. We will continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to collect and use data to properly achieve our business objectives.

      The Fair Credit Reporting Act of 1970 ("FCRA") regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. Provisions of FCRA that preempt states from enacting legislation regarding the sharing of customer information among affiliates and certain other uses of consumer credit report information were set to expire on January 1, 2004. The January 1, 2004 expiration date of these provisions was removed by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act ("FACT Act"). The FACT Act significantly amends the FCRA to make the exchange of consumer information among affiliates, together with several other activities involving consumer credit report information, subject to only federal law. (The California Financial Information Privacy Act ("SB1") became effective on July 1, 2004. SB1 requires, among other things, that financial institutions either stop sharing personal financial information among affiliates that are not in the same line of business, or provide customers with an opportunity to opt out of the disclosure of the information to the affiliate. Prior to the effective date, the American Bankers Association filed a lawsuit in an attempt to prevent certain provisions of SB1 from taking effect. On June 30, 2004, the U.S. District Court for the Eastern District of California issued a decision holding that SB1 was not preempted by the FCRA. The decision has been appealed to the U.S. Court of Appeals for the Ninth Circuit, and a decision on the appeal is expected to be issued during 2005.) At the same time, the FACT Act requires any company that receives information concerning a consumer from an affiliate to permit the consumer to opt out from having that information used to market the company's products to the consumer.

      The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. New duties are imposed on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are "materially less favorable" than the terms offered to most of the lender's other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Beginning August 1, 2005, grantors of credit using pre-screened consumer credit report information in credit solicitations must include an enhanced notice to consumers that they have the right to opt out from receiving further pre-screened offers of credit. The effective dates and implementing regulations for many of the other provisions of the FACT Act are expected to be issued by various federal regulatory agencies during 2005. The Company is continuing to evaluate the effect of the FACT Act and the implementing regulations on the Company's business operations or its ability to provide personalized services to its customers.

      In the United States, the Patriot Act of 2001 was enacted in October 2001 in the wake of the September 11th terrorist attacks. The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism, including provisions aimed at impeding terrorists' ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act requires federal regulators, led by the Secretary of the Treasury, to regulate or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements. While American Express has long maintained anti-money laundering programs in our businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of our business activities conducted within AEB, TRS, AEFA and their affiliates, prescribing minimum standards for such anti-money laundering programs, and we have enhanced existing programs and developed and implemented new ones in response to these new regulations. For example, in April 2002, the U.S. Treasury issued draft regulations applicable to operators of credit card networks (such as VISA, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire merchants on their networks. As a result, we developed and implemented a program for our Global Network Services business, and in 2004 completed our screening of existing licensed institutions and will apply the screening under this program to all new licensing relationships. We have also developed and implemented a Customer Identification Program applicable to many of our businesses, and have enhanced our Know Your Customer and Enhanced Due Diligence programs in others. We intend to take steps to comply with any additional regulations that are adopted. In addition, we will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which we conduct business.

      We have significant operations in the European Union, including a number of regulated businesses. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we are in a position to comply with all applicable legal requirements, including European Union directives applicable to credit institutions, insurance intermediaries and other financial institutions. Significant EU developments include the EU Insurance Mediation Directive pursuant to which each EU member state was required to authorize general insurance intermediaries in its state by mid-January 2005. Subject to this authorization, intermediaries will then be permitted to conduct insurance intermediation in other member states via the EU "passporting" regime. In addition, the EU directive on the supplementary supervision of financial conglomerates contemplates that certain financial conglomerates involved in banking, insurance and investment activities will be subject to a system of supplementary supervision at the level of the holding company constituting the financial conglomerate. The Directive requires such financial conglomerates to, among other things, implement measures to prevent excessive leverage and multiple gearing of capital, and to maintain internal control processes to address risk concentrations as well as risks arising from significant intragroup transactions. We are evaluating the applicability of this directive to our business in light of the proposed spin-off of AEFC.

                               FOREIGN OPERATIONS

      We derive a significant portion of our revenues from the use of our card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 19 to our Consolidated Financial Statement, which you can find on pages 117-120 of our Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Cardmembers' spending outside such country, for the payment of card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers' currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The majority of AEB's revenues are derived from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

      As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the United States dollar may be realized in amounts greater or less than the United States dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations.

      Our policy in this area is generally to monitor closely all foreign exchange positions and to minimize foreign exchange gains and losses, for example, by offsetting foreign currency assets with foreign currency liabilities, as in the case of foreign currency loans and receivables, which are financed in the same currency. An additional technique that we may use to manage exposures is the spot and forward purchase or sale of foreign currencies as a hedge of net exposures in those currencies. Additionally, Cardmembers may be charged in United States dollars for their spending outside their local country. Our investments in foreign operations are hedged by forward exchange contracts or by identifiable transactions, where appropriate.

             IMPORTANT FACTORS REGARDING FORWARD-LOOKING STATEMENTS

      We have made various forward-looking statements in this report. Forward-looking statements may also be made in our other reports filed with the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified below, which could cause actual results to differ materially from such statements. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely" and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements. Factors that could cause actual results to differ materially from our forward-looking statements include, but are not limited to, the following:

      American Express Company's ability to:

      - complete our plan to spin-off the AEFA business unit to our shareholders, which is subject to final approval by our Board of Directors, the receipt of necessary regulatory approvals and a favorable tax ruling and/or opinion of outside counsel, and in connection with the spin-off, the Company's ability to capitalize AEFA consistent with rating agency requirements and to manage transition costs and implement effective transition arrangements post-spin-off with AEFA;

      - grow our business and meet or exceed our return on equity target by reinvesting approximately 35% of annually-generated capital and returning approximately 65% of such capital to shareholders, over time, which will depend, in part, on our ability to manage our capital needs and the effect of business mix, acquisitions and rating agency requirements;

      - successfully expand our online and offline distribution channels and cross-selling for financial, travel, card and other products and services to our customer base, both in the United States and abroad;

      - generate sufficient revenues for expanded investment spending, which will depend in part on the success of reengineering programs, and the ability to capitalize on such investments to improve business metrics;

      - invest successfully in, and compete at the leading edge of, technology developments across all businesses, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, multi-application smart cards and risk management and compliance systems;

      - effectively leverage our assets, such as our brand, customers and international presence, in the Internet environment;

      - recognize evolutionary technology developments by competitors or others that could hasten business model obsolescence or, because of patent rights held by such competitors or others, limit or restrict our use of desired business technology or processes;

      - develop and implement successfully enterprise-wide interactive strategies;

      - improve online customer satisfaction, Web site performance and online availability for our customers and clients;

      - improve our operating expense to revenue ratio both in the short-term and over time, which will depend in part on the effectiveness of reengineering and other cost control initiatives, as well as factors impacting our revenues;

      - successfully achieve in a timely manner significant cost savings and other benefits (totaling at least $1 billion in the aggregate) from the reengineering efforts being implemented or considered by us, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of such reengineering actions;

      - participate in payment and other systems material to our businesses on a fair and competitive basis;

      - control and manage operating, infrastructure, advertising and promotion and other expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of our Membership Rewards program;

      - accurately estimate the provision for credit losses in our outstanding portfolio of loans and receivables;

      - manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept our card products and returns on our investment portfolio;

      - manage a downturn in our businesses and/or negative changes in our and our subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs;

      - accurately estimate the fair value of the assets in our investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only (I/O) strip relating to TRS' lending securitizations; and

      -     attract and retain qualified employees in all our businesses.

      TRS' ability to:

      - increase consumer and business spending and borrowing on our travel related services products, particularly credit and charge cards and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to develop and issue new or enhanced card and prepaid products and increase revenues from such products, attract new Cardmembers, reduce Cardmember attrition, increase merchant coverage, and capture a greater share of customers' total spending on Cards issued on our network both in the United States and in our international operations;

      - retain Cardmembers in consumer lending products after low introductory rate periods have expired;

      - sustain premium discount rates on its card products in light of market and regulatory pressures, increase merchant coverage and reduce suppression, all of which will depend in part on its ability to maintain a customer base that appeals to merchants and to develop deeper merchant relationships through creation of new products and services;

      - expand the Global Network Services business, which will depend in part on the extent to which such business enhances the Company's brand, allows the Company to leverage its transaction processing scale, expands merchant coverage of the network overall, provides GNS partners with the benefits of greater Cardmember loyalty and higher spend per customer, and benefits merchants through greater transaction volume and additional higher spend customers, and manage risks associated with a GNS partner's failure to meet its settlement obligations;

      - execute the Company's global corporate services strategy including greater penetration of middle market companies, increasing capture of non-T&E spending through greater use of the Company's corporate purchasing solutions and other means, and further globalizing business capabilities;

      - enhance significantly its international operations, which will depend in part on its ability to reduce expenses for reinvestment in the international business and expand the proprietary and third party-issued Card businesses;

      - cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses;

      - manage bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of TRS' billed business, including any potential negative effects on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries;

      - manage the triggering of obligations to make payments to certain cobrand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; and

      - manage risks associated with the Company's agreements with Delta Air Lines to prepay $500 million for the future purchases of Delta SkyMiles rewards points and its loan to Delta of up to $75 million.

      AEFA's ability to:

      - improve investment performance in AEFA's businesses, including attracting and retaining high-quality personnel, and reduce outflows of invested funds;

      - develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients;

      - manage developments relating to AEFA's platform structure for financial advisors, including the ability to increase advisor productivity (including adding new clients), increase the growth of productive new advisors and create efficiencies in the infrastructure;

      - make accurate assumptions related to the amount of amortization of deferred acquisition costs ("DAC") with respect to sale of annuity, insurance and certain mutual fund products, or changes in assumptions relating to DAC, which could impact the amount of DAC amortization;

      - respond effectively to fluctuation in the equity and fixed income markets, a short-term financial market crash or a long-term financial market decline or stagnation, or a prolonged period of relatively low or high interest rates, any of which could affect the amount and types of investment products sold by AEFA, AEFA's ability to earn target spreads on fixed account liabilities, the level of management, distribution and other fees received based on the market value of managed assets and AEFA's ability to recover DAC, as well as the timing of that DAC amortization;

      - make accurate estimates of the level of reserves required to fund guaranteed minimum death benefits, guaranteed minimum income benefits and guaranteed minimum withdrawal benefits paid to clients under its variable annuity products;

      -     resolve the potential conflicts inherent in its business model;

      - respond effectively to changes in federal securities laws affecting the mutual fund industry, including possible enforcement proceedings and the adoption of rules and regulations designed to prevent trading abuses, restrict or eliminate certain types of fees, including fees generated through revenue sharing arrangements, change mutual fund governance and mandate additional disclosures, and the ability to make the required investment to upgrade compliance systems and procedures in response to these changes;

      - respond effectively to changes to or elimination of federal tax benefits for AEFA's products and to other changes in laws and regulations that could adversely affect sales of mutual fund, insurance and annuity products;

      - respond effectively if the independent directors of the mutual funds managed by AEFA reduce the compensation paid to AEFA or terminate the contracts to manage, distribute and/or service those funds; and

      - manage potential deterioration in the high-yield sector and other investment areas, which could result in losses in AEFA's investment portfolio.

      In general:

      - the continuation of favorable trends, such as increasing travel and entertainment spending and the overall level of consumer confidence, stable to appreciating equity markets and improving credit provisions;

      - relationships with third-party providers of various computer systems and other services integral to the operations of our businesses;

      -     fluctuations in foreign currency exchange rates;

      -     the costs and integration of acquisitions;

      - the amount of recovery under our insurance policies for losses resulting from the September 11, 2001 terrorist attacks;

      - the potential negative effect on our businesses and infrastructure, including information technology systems, of terrorist attacks, disasters or other catastrophic events in the future;

      - political or economic instability in certain regions or countries, which could affect commercial or other lending activities, among other businesses, or restrictions on convertibility of certain currencies;

      - outcomes and costs associated with litigation and compliance and regulatory matters;

      - deficiencies or inadequacies in our internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; and

      -     competitive pressures in all of our major businesses.

               SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

      You can find information regarding the Company's operating segments, geographic operations and classes of similar services in Note 19 to the Consolidated Financial Statements of the Company, which appears on pages 117-120 of the Company's 2004 Annual Report to Shareholders, which Note is incorporated herein by reference.

                        EXECUTIVE OFFICERS OF THE COMPANY

      Set forth below is a list of all our executive officers as of March 1, 2005. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer's age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -               Chairman and Chief Executive Officer;
                                    Chairman and Chief Executive Officer, TRS

      Mr. Chenault (53) has been Chairman since April 2001 and Chief Executive Officer since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

JONATHAN S. LINEN -                 Vice Chairman

      Mr. Linen (61) has been Vice Chairman since August 1993.

JAMES M. CRACCHIOLO -               Group President, Global Financial Services;
                                    President and Chief Executive Officer, AEFC;
                                    Chairman and Chief Executive Officer, AEFA;

      Mr. Cracchiolo (46) has been Group President, Global Financial Services since June 2000, President and Chief Executive Officer of AEFC since November 2000 and Chairman and Chief Executive Officer of AEFA since March 2001. Prior thereto he had been President and CEO of AEFA since June 2000. Mr. Cracchiolo also had been President and Chief Executive Officer of TRS International from May 1998 through July 2003.

GARY L. CRITTENDEN -                Executive Vice President and Chief Financial
                                    Officer

      Mr. Crittenden (51) has been Executive Vice President and Chief Financial Officer since June 2000. Prior thereto he had been Senior Vice President and Chief Financial Officer of Monsanto since September 1998.

URSULA F. FAIRBAIRN -               Executive Vice President, Human Resources
                                    and Quality

      Mrs. Fairbairn (62) has been Executive Vice President, Human Resources and Quality of the Company since December 1996.

EDWARD P. GILLIGAN -                Group President, Global Corporate Services
                                    and International Payments, TRS

      Mr. Gilligan (45) has been Group President, Global Corporate Services, TRS since June 2000 and President, International Payments, since July 2003. Prior thereto he had been President, Corporate Services, TRS since February 1996.

JOHN D. HAYES -                     Executive Vice President, Global Advertising
                                    and Brand Management and Chief Marketing
                                    Officer

      Mr. Hayes (50) has been Executive Vice President, Global Advertising and Brand Management since May 1995 and Chief Marketing Officer of the Company since August 2003.

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

ALFRED F. KELLY, JR. -              Group President, U.S. Consumer and Small
                                    Business Services, TRS

      Mr. Kelly (46) has been Group President, U.S. Consumer and Small Business Services, TRS since June 2000. Prior thereto he had been President, Consumer Card Services Group, TRS since October 1998.

LOUISE M. PARENT -                  Executive Vice President and General Counsel

      Ms. Parent (54) has been Executive Vice President and General Counsel since May 1993.

GLEN SALOW -                        Executive Vice President and Chief
                                    Information Officer

      Mr. Salow (48) has been Executive Vice President and Chief Information Officer since March 2000. Prior thereto he had been Senior Vice President, E-Commerce, United States Card and Travel Services, TRS since December 1999.

THOMAS SCHICK -                 Executive Vice President, Corporate Affairs and
                                Communications

      Mr. Schick (58) has been Executive Vice President, Corporate Affairs and Communications since March 1993.

                                    EMPLOYEES

      We had approximately 77,500 employees on December 31, 2004.

ITEM  2. PROPERTIES

      Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan, which also serves as the headquarters for TRS and AEB. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. We have a 49% ownership interest in the building. In 2002, an affiliate of Brookfield Financial Properties acquired the 51% interest in the building that had previously been owned by Lehman Brothers Holdings Inc.

      Because of its proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. As a result of these events, we were required to temporarily relocate our headquarters and we entered into five new leases for approximately 750,000 square feet of space in the New York, New Jersey and Connecticut area. The repair work to our headquarters was completed on schedule during 2002 and we relocated back into the Company headquarters. We have subleased a portion of the temporary space, and we continue our efforts to sublease out the remaining additional space in the tri-state area. We also relocated back to the World Financial Center employees from our Jersey City facility who had been permanently based at such location before September 11, 2001. We have subleased the Jersey City space to a third party.

      Other principal locations of TRS include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada.

      AEFA operates its business from two principal locations, both of which are located in Minneapolis, Minnesota: the American Express Financial Center, which we lease, and the Client Service Center, which we own. Title to a third property, the Operations Center, which had been owned by AEFA, was transferred to TRS in the first quarter of 2004 to better reflect the operations being performed in the facility. AEFA's lease term for the American Express Financial Center, which began in November 2000, is for 20 years with several options to extend the term. AEFA also owns Oak Ridge Conference Center, a training facility and conference center in Chaska, Minnesota.

      IDS Property Casualty, a subsidiary of AEFA, has its corporate headquarters in Ashwaubenon, Wisconsin, a suburb of Green Bay.

      In December 2004, several of our subsidiaries entered into an agreement to sell and lease back a total of seven real properties located in the United States to designated affiliates of The Inland Real Estate Group, Inc. ("Inland") and closed on the sale of six of those properties. The six properties that were sold in December 2004 were the American Express Service Centers in Fort Lauderdale, Florida; Greensboro, North Carolina; and Phoenix, Arizona; the American Express Data Center in Minneapolis; the IDS Property Casualty Insurance Corporation headquarters in Ashwaubenon, Wisconsin; and the American Express Finance Center in Phoenix. The remaining property to be sold under this agreement is the American Express Service Center in Salt Lake City and that transaction is expected to close in March 2005, subject to customary closing conditions. In addition, in January 2005, one of our Canadian subsidiaries closed on the sale and lease back of the Amex Canada headquarters property referred to above in Markham, Ontario, Canada. These sale and leaseback transactions will enable us to monetize the value of these properties and use the proceeds for re-investment in our businesses.

      At each closing, an affiliate of Inland leased the relevant property back to one of our subsidiaries for a ten-year term, with an option given to us to renew the lease for up to six renewal terms of five years each. (The same procedure will apply to the remaining property referenced above.) The leases are net leases whereby each American Express entity that leases back the property is responsible for all costs and expenses relating to the property (including maintenance, repair, utilities, operating expenses and insurance costs) in addition to annual rent. The eight properties comprise approximately 2.6 million square feet and have an aggregate net book value of approximately $235 million and an aggregate sales price of approximately $390 million. The aggregate annual rent for the first five years of the leases for all the eight properties will be approximately $25 million. The sale leaseback transactions will not materially impact our financial results in any year. Gains resulting from completed sale and leaseback transactions will be amortized over the initial ten-year lease periods. We continue to consider whether sale-leaseback transactions are appropriate for other properties that we currently own.

      In February 2000, we entered into a ten-year agreement with Trammell Crow Corporate Services, Inc. for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe.

      Generally, we and our subsidiaries lease the premises we occupy in other locations. We believe that the facilities we own or occupy suit our needs and are well maintained.

ITEM  3. LEGAL PROCEEDINGS

      The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of our respective business activities. We believe we have meritorious defenses to each of these actions and we intend to defend them vigorously. We believe that we are not a party to, nor are any of our properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on our consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on our results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below.

CORPORATE PROCEEDINGS

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

TRS PROCEEDINGS

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

      In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The basis for these allegations is the presence of an American Express lawyer at a seminar where legal issues common to the financial services industry were discussed. Those meetings were attended by in-house lawyers of financial institutions including American Express. The suit seeks injunctive relief and unspecified damages. The class is defined as "all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL
Defendant Banks...." American Express cardholders are not part of the class. The
Company intends to file a motion to dismiss the complaint as to American
Express.

      In November 2004, a motion to authorize a class action captioned Sylvan Adams v. Amex Bank of Canada was filed in the Superior Court of Quebec, District of Montreal. The motion alleges that prior to December 2003, Amex Bank of Canada ("Amex Bank") charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The proposed class claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs.

      In May 2003, a purported class action, captioned eGeneral Medical, Inc., et al. v. Visa U.S.A., Inc. et al., was filed in the Eastern District of North Carolina alleging that the fees charged to Internet merchants when funds have been advanced by American Express and are later charged back to those merchants because a consumer transaction has been determined to be the result of fraud, or when a transaction has been disputed by the consumer and the dispute is resolved in the consumer's favor, are excessive. The plaintiffs seek treble damages in an unspecified amount "but which is, at a minimum, hundreds of millions of dollars," disgorgement of fees earned, injunctive and other relief. In November 2003 the plaintiffs made a motion seeking the Court's permission to dismiss the action as to American Express Company without prejudice. Such motion has been approved and the case has been dismissed.

      The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al.
v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the U.S. District Court for the Southern District of New York. A decision on that motion is pending. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York. The Company has also filed a motion to dismiss the action filed by The Marcus Corporation.

      In December 2004, a purported class action captioned National Supermarkets Association, Inc., Mascari Enterprises, Inc. d/b/a Sound Stations, and Bunda Starr Corp. d/b/a Brite Wines and Spirits v. MBNA America Bank, N.A., MBNA Corp., Citibank (South Dakota) N.A. and Citigroup, Incorporated, was filed in the United States District Court for the Southern District of New York. The action is a lawsuit related to the antitrust tying actions described in the preceding paragraph. Although the Company is not named as a defendant, the plaintiffs in this action are also plaintiffs in the direct actions against American Express described in the preceding paragraph. This lawsuit alleges that, by agreeing to issue American Express-branded cards, MBNA and Citibank have conspired with the Company in the alleged wrongful tying arrangement described in the preceding paragraph. The Company believes this lawsuit is without merit and is contrary to the Department of Justice's successful efforts to render unenforceable Visa's and MasterCard's rules that prevented banks from issuing American Express-branded cards in the United States. The Company also believes that this lawsuit is susceptible to the same defenses available to the Company in the direct actions filed against it, which are described in the preceding paragraph, and will seek to intervene in this action and have it dismissed.

      In July 2003, a motion to authorize a class action captioned Option Consommateurs and Normand Painchaud v. American Express Bank of Canada et al. was filed in the Superior Court of Quebec, District of Montreal. The motion, which also names as defendants Citibank Canada, MBNA Canada, Capital One and Royal Bank of Canada, alleges that the defendants have violated the Quebec Consumer Protection Act by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the Quebec Consumer Protection Act provisions which require a 21 day grace period prior to imposing finance charges applies to credit cards issued by American Express Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the Act. The proposed class seeks reimbursement of all finance charges imposed in violation of the Act, $200 in punitive damages per class member, interest and fees and costs.

      In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court's October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws.


AEFA PROCEEDINGS

      In November 2002, a suit, captioned Haritos et al. v. American Express Financial Corporation and IDS Life Insurance Company, was filed in the United States District Court for the District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors from November 1997 through July 2004. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940 (the "IAA"). The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans. In June 2004, the Court denied the Company's motion to dismiss the action as a matter of law. The Court did indicate, however, that the plaintiffs may not have a compelling case under the IAA. Notwithstanding the Court's denial of the Company's motion to dismiss, the Company believes that the plaintiffs' case suffers from various factual and legal weaknesses and it intends to continue to defend the case vigorously, and the Company has filed a motion to dismiss plaintiff's Second Amended Complaint.

       In October 2004, a purported class action complaint captioned In re American Express Financial Advisors Securities Litigation was filed in the United States District Court for the Southern District of New York. The action names the following defendants: American Express, American Express Financial, American Express Advisors and James M. Cracchiolo in his capacity as President and CEO of American Express Financial and Chairman and CEO of American Express Advisors. Certain American Express Funds are also named as nominal defendants. The action is a consolidation of the following actions: (i) Naresh Chand v. American Express Company, American Express Financial Corporation and American Express Financial Advisors, Inc. (filed March 2004); (ii) Elizabeth Flenner v. American Express Company et al. (filed March 2004); (iii) John B. Perkins v. American Express Company et al. (filed March 2004); (iv) Kathie Kerr v. American Express Company et al. (filed April 2004); and (v) Leonard D. Caldwell, Gale D. Caldwell and Richard T. Allen v. American Express Company et al. (filed April
2004). The plaintiffs allege violations of certain federal securities laws and/or state statutory and common law. The plaintiffs, among other things, allege that AEFA's financial plans are used as a means to recommend mutual funds that pay "undisclosed kickbacks" to the Company. The Class Period at issue is March 10, 1999 through February 9, 2004. Plaintiffs seek to represent one class consisting of all AEFA clients who purchased the preferred mutual funds during the relevant period and another class comprised of those AEFA clients who also purchased financial plans during the relevant period. For their damages, plaintiffs seek restitution of the "undisclosed kickbacks" and the fees paid to the Company for the financial plans. The Company has filed a motion to dismiss the complaint. In addition, two lawsuits making similar allegations (based solely on state causes of actions) were filed in the Supreme Court of the State of New York: Beer v. American Express Company and American Express Financial Advisors and You v. American Express Company and American Express Financial Advisors. The Company has sought to remove these two actions to the United States District Court for the Southern District of New York. Plaintiffs have sought to remand the cases to state court. The Court's decision on the remand motion is pending.

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

      The SEC, NASD and several state attorneys general have brought numerous enforcement proceedings against individuals and firms challenging several mutual fund industry practices including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m. ET), market timing (abusive rapid trading in mutual fund shares), disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds, and inappropriate sales of Class B (i.e., no front end load) shares. AEFA has received requests for information and has been contacted by regulatory authorities concerning its practices and is cooperating fully with these inquiries.

      In May 2004, the Company reported that the broker-dealer subsidiary of AEFA had received notification from the staff of the NASD indicating that it had made a preliminary determination to recommend that the NASD bring an action against AEFA for potential violations of federal securities laws and the rules and regulations of the SEC and the NASD. The notice received by AEFA comes in the context of a broader industry-wide review of the mutual fund and brokerage industries that is being conducted by various regulators. The NASD staff's allegations relate to AEFA's practices with respect to various revenue sharing arrangements pursuant to which AEFA receives payments from certain non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. In particular, the NASD has alleged that AEFA (i) failed to properly disclose such revenue sharing arrangements from January 2001 until May 2003, (ii) failed to properly disclose such revenue sharing arrangements in its brokerage confirmations and (iii) received directed brokerage from January 2001 until December 2003. The notice from the NASD staff is intended to give AEFA an opportunity to discuss the issues it has raised. AEFA has been availing itself of this opportunity and continues to cooperate fully with the NASD's inquiry regarding this matter, as well as with all other regulatory inquiries.

      On February 17, 2005, the New Hampshire Bureau of Securities Regulation filed a petition against AEFA. The petition alleges that AEFA violated New Hampshire and federal securities laws by failing to disclose revenue sharing and directed brokerage payments received from non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. The petition also alleges that AEFA failed to disclose incentives for advisors to sell proprietary products and other alleged conflicts of interest. The petition seeks, among other things, an order to show cause why AEFA's broker-dealer license should not be denied, suspended or revoked, a proposed fine and restitution of financial planning fees during the relevant period (principally 1999 to 2003) in the amount of $17.5 million, and disgorgement of revenue sharing and directed brokerage payments and other relief. AEFA intends to cooperate fully in this matter.

      In addition to the foregoing, in February, 2004 AEFA was one of 15 firms that settled an enforcement action brought by the SEC and the NASD relating to breakpoint discounts (i.e., volume discounts available to investors who make large mutual fund purchases) pursuant to which AEFA agreed to pay a fine of $3.7 million and to reimburse customers to whom the firm failed to deliver such discounts.

      In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors, Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several "AXP" mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. The Company has filed a motion to dismiss the complaint.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2004.

                                     PART II

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

      (a) Our Common Shares trade principally on The New York Stock Exchange under the trading symbol AXP. In addition, in the United States our Common Shares are also listed on the Boston, Chicago and Pacific Stock Exchanges. As of December 31, 2004, we had 50,394 common shareholders of record. You can find price and dividend information concerning our

 Common Shares in Note 21 to the Consolidated Financial Statements, which can be found on page 123 of our Annual Report to Shareholders, which Note is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions "Executive Compensation -- Share Plans" and "--Equity Compensation Plan Information" in the Company's definitive proxy statement for our Annual Meeting of Shareholders that is scheduled to be held on April 27, 2005. The information found under such captions is incorporated herein by reference. Our proxy statement for the Annual Meeting will be filed with the SEC not later than April 30, 2005 (i.e., within 120 days of the close of our most recently completed fiscal year).

      (b) Not applicable.

      (c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2004.

                                                                            Total Number of      Maximum Number of
                                                                          Shares Purchased as   Shares that May Yet
                                                                            Part of Publicly     Be Purchased Under
                                     Total Number of     Average Price     Announced Plans or       the Plans or
Period                              Shares Purchased    Paid Per Share        Programs(3)             Programs
----------------------------        ----------------    --------------    -------------------   -------------------
October 1-31, 2004
   Repurchase program (1)                1,500,000       $      52.69        1,500,000              87,959,423
   Employee transactions (2)               310,854       $      52.36              N/A                     N/A
November 1-30, 2004
   Repurchase program (1)                9,210,700       $      55.23        9,210,700              78,748,723
   Employee transactions (2)               728,682       $      54.43              N/A                     N/A
December 1-31, 2004
   Repurchase program (1)                4,252,300       $      56.06        4,252,300              74,496,423
   Employee transactions (2)               887,664       $      55.86              N/A                     N/A
                                        ----------       ------------       ----------
Total
   Repurchase program (1)               14,963,000       $      55.21       14,963,000
   Employee transactions (2)             1,927,200       $      54.76              N/A

(1) Our Board of Directors authorized the repurchase of 120 million shares of common stock in November 2002. At present, there are approximately 74.5 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, we have acquired 495.5 million shares of our common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

(2) Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under our incentive compensation plans in satisfaction of the exercise price and/or tax withholding obligation of such holders) and (b) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

(3) Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM  6. SELECTED FINANCIAL DATA

      The "Consolidated Five-Year Summary of Selected Financial Data" appearing on page 123 of the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

      The information set forth under the heading "Financial Review" appearing on pages 26-73 of the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      The information set forth under the headings "American Express Company Risk Management" and "Risk Management" appearing on pages 41-44, page 56, page 64 and page 67 and Note 9 to the Consolidated Financial Statements on pages 104-105 of the Company's 2004 Annual Report to Shareholders is incorporated herein by reference.

ITEM  8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The "Report of Independent Registered Public Accounting Firm," the "Consolidated Financial Statements" and the "Notes to Consolidated Financial Statements" appearing on pages 77-122 of the Company's 2004 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      Not Applicable.

ITEM  9A. CONTROLS AND PROCEDURES

      The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

      There have not been any changes in the Company's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company's fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

      "Management's Report on Internal Control over Financial Reporting," which sets forth management's evaluation of internal control over financial reporting, and the "Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting," appearing on pages 75-76 of the Company's 2004 Annual Report to Shareholders, are incorporated herein by reference.

ITEM  9B. OTHER INFORMATION

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

      We will file with the SEC, not later than April 30, 2005 (i.e., within 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to Regulation 14A of the SEC in connection with our Annual Meeting of Shareholders to be held April 27, 2005, which involves the election of directors. The following portions of such proxy statement are incorporated herein by reference:

  o paragraph 6, sentence 1 included under the caption "Corporate Governance - Summary of the Corporate Governance Principles";
  o information under the caption "Corporate Governance - Board Meetings";
  o information included in the table under the caption "Corporate Governance - Membership on Board Committees";
  o information under the caption "Corporate Governance - Compensation and Benefits Committee";
  o information under the caption "Corporate Governance - Nominating and Governance Committee";
  o information included under the caption "Corporate Governance - Audit Committee";
  o information included under the caption "Compensation of Directors";
  o information included under the caption "Ownership of Our Common Shares";
  o information included under the caption "Items to be Voted on by Shareholders - Item 1 - Election of Directors";
  o information included under the caption "Executive Compensation" (excluding the Report of the Compensation and Benefits Committee, which precedes the Summary Compensation Table, and excluding the information under the caption "- Performance Graph");
  o information under the caption "Certain Transactions"; and
  o information under the caption "Section 16(a) Beneficial Ownership Reporting Compliance."

     In addition, the information regarding executive officers called for by
Item 401(b) of Regulation S-K may be found under the caption "Executive Officers of the Company" in this report.

      We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit; Compensation and Benefits; Executive; Nominating and Governance; and Public Responsibility) and our Code of

Conduct (which constitutes the Company's code of ethics), provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the "Corporate Governance" link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company's main Web site at www.americanexpress.com by clicking on the "About American Express" link, which is located at the bottom of the Company's homepage. (Information from such sites is not incorporated by reference into this report.) You may obtain free copies of these materials by also writing to our Secretary at the Company's headquarters.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information set forth under the heading "Item 2 -- Selection of Auditors -- Audit Fees"; "-- Audit-Related Fees"; " -- Tax Fees"; " -- All Other Fees"; " -- Services to Associated Organizations"; and " -- Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants, which will appear in the Company's definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 27, 2005, is incorporated herein by reference.

                                     PART IV

ITEM  15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

 (a) 1. Financial Statements:

        The financial statements filed as a part of this report are listed on page F-1 hereof under "Index to Financial Statements covered by Report of Independent Registered Public Accounting Firm", which is incorporated herein by reference.


     2. Financial Statement Schedules:

        The financial statement schedules required to be filed in this report are listed on page F-1 hereof under "Index to Financial Statements covered by Report of Independent Registered Public Accounting Firm", which is incorporated herein by reference.

     3. Exhibits:

        The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-5 hereof under "Exhibit Index", which is incorporated herein by reference.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN EXPRESS COMPANY

March 10, 2005                               /s/ Gary L. Crittenden
                                            ----------------------------
                                            Gary L. Crittenden
                                            Executive Vice President and
                                            Chief Financial Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Kenneth I. Chenault                           /s/ Peter R. Dolan
----------------------------------------------    -------------------
Kenneth I. Chenault                               Peter R. Dolan
Chairman, Chief Executive Officer and Director    Director


/s/ Gary L. Crittenden                            /s/ Vernon E. Jordan, Jr.
----------------------------                      -------------------------
Gary L. Crittenden                                Vernon E. Jordan, Jr.
Executive Vice President and                      Director
Chief Financial Officer

/s/ Joan C. Amble
-------------------------------------             ---------------
Joan C. Amble                                     Jan Leschly
Senior Vice President and Comptroller             Director

/s/ Daniel F. Akerson                             /s/ Richard A. McGinn
---------------------                             ---------------------
Daniel F. Akerson                                 Richard A. McGinn
Director                                          Director

/s/ Charlene Barshefsky                           /s/ Edward D. Miller
-----------------------                           --------------------
Charlene Barshefsky                               Edward D. Miller
Director                                          Director

/s/ William G. Bowen                              /s/ Frank P. Popoff
--------------------                              -------------------
William G. Bowen                                  Frank P. Popoff
Director                                          Director

/s/ Ursula M. Burns                               /s/ Robert D. Walter
-------------------                               --------------------
Ursula M. Burns                                   Robert D. Walter
Director                                          Director

March 10, 2005

                            AMERICAN EXPRESS COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                   COVERED BY REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM

                              (ITEMS 15(a)(1) and
                             15(a)(2) of Form 10-K)


                                                                                                ANNUAL REPORT TO
                                                                                                  SHAREHOLDERS
                                                                                FORM 10-K            (PAGE)
                                                                                ---------       ----------------
American Express Company and Subsidiaries:
    Data incorporated by reference from 2004 Annual Report to
        Shareholders:
     Management's report on internal control over financial reporting...                               75
     Report of independent registered public accounting firm on
        internal control over financial reporting........................                              76
     Report of independent registered public accounting firm.............                              77
    Consolidated statements of income for the three
        years ended December 31, 2004....................................                              78
    Consolidated balance sheets at December 31, 2004
        and 2003.........................................................                              79
    Consolidated statements of cash flows for the
        three years ended December 31, 2004..............................                              80
    Consolidated statements of shareholders' equity for the
        three years ended December 31, 2004..............................                              81
    Notes to consolidated financial statements...........................                              82-122
Consent of independent registered public accounting firm.................          F-2

Schedules:
I    - Condensed financial information of the Company....................       F-3 - F-7
II   - Valuation and qualifying accounts for the three years ended
       December 31, 2004.................................................          F-8

      All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

                                      ***

      The consolidated financial statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2004, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2004 Annual Report to Shareholders is not to be deemed filed as part of this report.

                                                                      EXHIBIT 23

                        CONSENT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM


         We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our reports dated February 18, 2005, with respect to the consolidated financial statements of American Express Company, and management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of American Express Company, which are included in the 2004 Annual Report to Shareholders of American Express Company (the "Company").

         Our audits also included the financial statement schedules of American Express Company listed in Item 14(a). These schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, as to which the date is February 18, 2005, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No.
2-89680, No. 33-01771,  No. 33-02980,  No. 33-28721, No. 33-33552, No. 33-36422,
No. 33-48629,  No. 33-62124,  No. 33-65008,  No. 33-53801,  No.  333-12683,  No.
333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479;  Form
S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525,  No. 333-45445,  No.
333-47085, No. 333-55761, No. 333-51828, No. 333-113768, and No. 333-117835) and
in the related Prospectuses of our report dated February 18, 2005, with respect to the consolidated financial statements of American Express Company incorporated herein by reference, our report dated February 18, 2005, with respect to American Express Company management's assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting of American Express Company, included herein, and our report in the preceding paragraph with respect to the financial statement schedules of American Express Company included in this Annual Report on Form 10-K of American Express Company.


                                                    /s/ Ernst & Young LLP

                                                    New York, New York
                                                    March 7, 2005

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                         CONDENSED STATEMENTS OF INCOME

                              (PARENT COMPANY ONLY)

                                   (MILLIONS)

                                                          Years Ended December 31,
                                                       -------------------------------
                                                         2004        2003        2002
                                                       -------     -------     -------
Revenues                                               $   220     $   185     $   241
                                                       -------     -------     -------
Expenses:
  Interest                                                 427         383         339
  Human resources                                          105          99          88
  Other                                                    186         121         242
                                                       -------     -------     -------
    Total                                                  718         603         669
                                                       -------     -------     -------
Pretax loss                                               (498)       (418)       (428)
Income tax benefit                                        (205)       (159)       (209)
                                                       -------     -------     -------
Net loss before equity in net income of subsidiaries      (293)       (259)       (219)
   and affiliates
Equity in net income of subsidiaries and affiliates
   (a)                                                   3,738       3,246       2,890
                                                       -------     -------     -------
Net income                                             $ 3,445     $ 2,987     $ 2,671
                                                       =======     =======     =======

(a) 2004 includes a $109 million non-cash pretax charge ($71 million after tax) relating to the January 1, 2004 adoption of Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." 2003 includes a $20 million non-cash pretax charge ($13 million after tax) relating to the December 31, 2003 adoption of Financial Accounting Standards Board Interpretation No. 46, "Consolidation of Variable Interest Entities," revised December 2003.

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                            CONDENSED BALANCE SHEETS

                              (PARENT COMPANY ONLY)

                        (MILLIONS, EXCEPT SHARE AMOUNTS)

                                                              December 31,
                                                         ---------------------
                                                           2004         2003
                                                         --------     --------
                            ASSETS
Cash and cash equivalents                                $      3     $      4
Equity in net assets of subsidiaries and affiliates        16,231       16,456
Accounts receivable and accrued interest, less
    reserves                                                    6            5
Land, buildings and equipment - at cost, less
   accumulated depreciation: 2004, $82; and 2003, $77          47           47
Due from subsidiaries                                       6,033        6,286
Other assets                                                  261          363
                                                         --------     --------
Total assets                                             $ 22,581     $ 23,161
                                                         ========     ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY

Accounts payable and other liabilities                   $    424     $    321
Long-term debt                                              5,740        5,739
Due to subsidiaries                                           397        1,778
                                                         --------     --------
    Total liabilities                                       6,561        7,838

Shareholders' equity:

  Common shares, $.20 par value,
   authorized 3.6 billion shares; issued and
   outstanding 1,249 million shares in 2004
   and 1,284 million shares in 2003                           250          257
  Additional paid-in capital                                7,316        6,081
  Retained earnings                                         8,196        8,793
  Accumulated other comprehensive income (loss), net of
    tax:
   Net unrealized securities gains                            760          931
   Net unrealized derivatives losses                         (142)        (446)
   Foreign currency translation adjustments                  (344)        (278)
   Minimum pension liability                                  (16)         (15)
                                                         --------     --------
  Total accumulated other comprehensive income                258          192
                                                         --------     --------
   Total shareholders' equity                              16,020       15,323
                                                         --------     --------
  Total liabilities and shareholders' equity             $ 22,581     $ 23,161
                                                         ========     ========

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                       CONDENSED STATEMENTS OF CASH FLOWS

                              (PARENT COMPANY ONLY)

                                   (MILLIONS)


                                                               Years Ended December 31,
                                                           -------------------------------
                                                            2004        2003        2002
                                                           -------     -------     -------
Cash flows from operating activities:                      $ 3,445     $ 2,987     $ 2,671
   Net income

Adjustments to reconcile net income to cash
  provided by (used in) operating activities:
  Equity in net income of subsidiaries
    and affiliates                                          (3,738)     (3,246)     (2,890)
  Dividends received from subsidiaries
    and affiliates                                           3,435       1,688       1,812
Other operating activities, primarily with subsidiaries        (76)     (2,380)       (705)
                                                           -------     -------     -------
Net cash provided by (used in) operating activities          3,066        (951)        888
                                                           -------     -------     -------

Purchase of land, building and equipment                       (10)        (19)        (93)
                                                           -------     -------     -------
Net cash used in investing activities                          (10)        (19)        (93)
                                                           -------     -------     -------
Cash flows from financing activities:
  Issuance of American Express common shares                 1,055         348         161
  Repurchase of American Express
     common shares                                          (3,578)     (1,391)     (1,153)
  Dividends paid                                              (535)       (471)       (430)
  Net increase in debt                                           1       2,994         625
  Redemption of intercompany debentures                         --        (515)         --
                                                           -------     -------     -------
Net cash (used in) provided by financing activities         (3,057)        965        (797)
                                                           -------     -------     -------
Net decrease in cash and cash equivalents                       (1)         (5)         (2)

Cash and cash equivalents at beginning of year                   4           9          11
                                                           -------     -------     -------
Cash and cash equivalents at end of year                   $     3     $     4     $     9
                                                           =======     =======     =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2004, 2003 and 2002 was $174 million, $182 million and $169 million, respectively. Net cash received for income taxes in 2004, 2003 and 2002 was $384 million, $152 million and $231 million, respectively.

See Notes to Condensed Financial Information of the Parent Company on page F-6.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                              (PARENT COMPANY ONLY)

1.    Principles of Consolidation

      The accompanying condensed financial statements include the accounts of American Express Company (the "Parent Company") and, on an equity basis, its subsidiaries and affiliates. Parent Company revenues and expenses, other than human resources expenses and interest expense on long-term debt, are primarily related to intercompany transactions with subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of American Express Company and its subsidiaries.

      Certain amounts from prior years have been reclassified to conform to the current presentation.

2.    Long-term debt consists of (millions):

                                                 December 31,
                                              -----------------
                                               2004       2003
                                              ------    -------
1.85% Convertible Senior Debentures due
     December 1, 2033                         $2,000    $2,000
3 3/4% Notes due November 20, 2007               747       746
4 3/4% Notes due June 17, 2009                   499        --
4 7/8% Notes due July 15, 2013                   994       993
5 1/2% Notes due September 12, 2006            1,001     1,002
6 3/4% Senior Debentures due June 23, 2004        --       500
6 7/8% Notes due November 1, 2005                499       498
                                              ------    ------
                                              $5,740    $5,739
                                              ======    ======

      The Parent Company's 1.85% Convertible Senior Debentures due 2033 (the "Convertible Debentures") have a current base conversion price of $69.41 and a contingent conversion threshold of $86.76 per share. Prior to the third quarter of 2004, these Convertible Debentures were contingently convertible into cash or common shares of the Parent Company at the Parent Company's option. During the third quarter of 2004, in response to the issuance of EITF 04-08 (Emerging Issues Task Force 04-08, "The Effect of Contingently Convertible Instruments on Diluted Earnings Per Share"), the Parent Company notified the trustee and holders of the Convertible Debentures that the Parent Company was exercising its election stipulated in the Convertible Debentures that, upon conversion of the Convertible Debentures at any time after the date of such notice, the Parent Company will be required to deliver cash in an amount at least equal to the accreted principal amount of the Convertible Debentures converted. As a result of this election, the Parent Company will also be required to

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

          SCHEDULE I -- CONDENSED FINANCIAL INFORMATION OF THE COMPANY

             NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

                              (PARENT COMPANY ONLY)


      deliver only cash in connection with any principal value conversion pursuant to the trading price condition. The Parent Company may not revoke this election without the consent of holders of a least a majority of the original principal amount of the Convertible Debentures.

      As a result of the proposed spin-off of American Express Financial Corporation, a wholly-owned subsidiary of the Parent Company, the Convertible Debentures will be convertible at the current base conversion price of $69.41 per share for a period of at least 20 days beginning on the day the Parent Company provides notice of the special dividend to the holders of the Convertible Debentures and ending on the day immediately prior to the commencement of "ex-dividend" trading of the distributed shares. The Parent Company will be obligated to pay at least the accreted principal amount in cash for any Convertible Debentures that are converted during the period. In addition, the per-share prices and conversion ratios contained in the Convertible Debentures will be adjusted under anti-dilution provisions.

      Aggregate annual maturities of long-term debt for the five years ending December 31, 2009 are as follows (millions): 2005, $499; 2006, $1,001;
      2007, $747; 2008, $0; and 2009, $499.

3. Intercompany debentures consisted solely of Junior Subordinated Debentures issued to American Express Company Capital Trust I, a wholly owned subsidiary of the Company. The Company exercised its option to redeem such Junior Subordinated Debentures, in whole, on July 16, 2003.

             AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                       THREE YEARS ENDED DECEMBER 31, 2004

                                   (MILLIONS)

                                           Reserve for credit losses,                Reserve for doubtful
                                              loans and discounts                    accounts receivable
                                       -------------------------------     -------------------------------------
                                         2004        2003        2002        2004           2003          2002
                                       -------     -------     -------     -------        -------        -------
Balance at beginning of period         $ 1,121     $ 1,226     $   993     $   934        $   958        $ 1,166
Additions:
   Charges to income                     1,188       1,336       1,526       1,254(a)       1,304(a)       1,334(a)
   Recoveries of amounts previously
       written-off                          94          61         101          --             --             --
Deductions:
   Charges for which reserves were
       provided                         (1,319)     (1,502)     (1,394)     (1,292)        (1,328)        (1,542)
                                       -------     -------     -------     -------        -------        -------
Balance at end of period               $ 1,084     $ 1,121     $ 1,226     $   896        $   934        $   958
                                       =======     =======     =======     =======        =======        =======

(a) Before recoveries on accounts previously written-off, which are credited to income (millions): 2004 - $196, 2003 - $223 and 2002 - $241.

                                  EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.21,
10.23 through 10.31 and 10.35 through 10.37 are management contracts or compensatory plans or arrangements.

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

  3.3 Company's By-Laws, as amended through January 24, 2005 (incorporated by reference to Exhibit 3.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated November 22, 2004 (filed January 28,
         2005)).

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

 10.2 American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to
         Exhibit 10.4 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

 10.3 Amendment dated February 28, 2000 of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.4 American Express Company 1998 Incentive Compensation Plan, as amended on April 22, 2002 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2002).

 10.5 American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to Exhibit
         10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

 10.6 Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to
        Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.7 Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

 10.8 American Express Company Deferred Compensation Plan for Directors, as amended through July 28, 2003 (incorporated by reference to Exhibit
        10.3 of the Company's Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

 10.9 Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

*10.10  American Express Company 2005 Pay-for-Performance Deferral Program
        Guide

 10.11 American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

 10.12 American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

 10.13 Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
        1995).

 10.14 American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

 10.15 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

 10.16 Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.17 American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

 10.18 American Express Directors' Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1990).

 10.19 American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31,
          1988).

 10.20 Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

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

 10.23 American Express Company 1993 Directors' Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

 10.24 American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

 10.25 Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit
          10.30 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

 10.26 Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1994).

 10.27 Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan(incorporated by reference to Exhibit 10.37 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

 10.28 American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit
          10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

 10.29 Amendment to American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

 10.30    American Express Directors' Stock Plan (incorporated by reference to
          Exhibit 4.4 of the Company's Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

 10.31 American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31,
          2000).

 10.32 Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company's Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

 10.33 Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30,
          1995).

 10.34 Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company's Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

 10.35 Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company's President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

 10.36 American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended
         March 31, 2003).

*10.37   Description of Base Salaries of Named Executive Officers for 2005.

*12      Computation in Support of Ratio of Earnings to Fixed Charges.

*13 Portions of the Company's 2004 Annual Report to Shareholders that are incorporated herein by reference.

 16 Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company's Current , which have been omitted from the filed copy and filed separately with the Securities and Exchange Commission. Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (as amended by the Company's Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed December 9, 2004) and the Company's Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed March 10, 2005.))).

*21      Subsidiaries of the Company.

*23 Consent of Ernst & Young LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1 Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2 Certification of Gary L. Crittenden, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1    Certification of Kenneth I. Chenault, Chief Executive Officer, and Gary
         L. Crittenden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.