Form 10-Q
period 2005-03-31
AMERICAN EXPRESS CO
filed 2005-05-03
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)

                       NEW YORK                                          13-4922250
------------------------------------------------------      ------------------------------------
            (State or other jurisdiction of                 (I.R.S. Employer Identification No.)
            incorporation or organization)

WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY                      10285
------------------------------------------------------      ------------------------------------
       (Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code          (212) 640-2000
                                                  ----------------------------------------------

                                              None
------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                     Class                                      Outstanding at April 22, 2005
------------------------------------------------------          -----------------------------
       Common Shares (par value $.20 per share)                     1,245,899,187 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                           Page No.
                                                                                           -------
Part I.     Financial Information:

            Item 1. Financial Statements

                    Consolidated Statements of Income - Three months ended March 31,
                    2005 and 2004                                                                 1

                    Consolidated Balance Sheets - March 31, 2005 and December 31,
                    2004                                                                          2

                    Consolidated Statements of Cash Flows - Three months ended March
                    31, 2005 and 2004                                                             3

                    Notes to Consolidated Financial Statements                               4 - 10

            Item 2. Management's Discussion and Analysis of Financial Condition
                    and Results of Operations                                               11 - 34

            Item 4. Controls and Procedures                                                      34

Part II.    Other Information:                                                                   36

            Item 1. Legal Proceedings                                                            36

            Item 2. Unregistered Sales of Equity Securities and Use of
                    Proceeds                                                                     40

            Item 4. Submission of Matters to a Vote of Security Holders
                                                                                                 41

            Item 6. Exhibits                                                                     41

            Signatures                                                                           42

            Exhibit Index                                                                       E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (millions, except per share amounts)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                         -------------------------------------
                                                                               2005                2004
                                                                         -----------------   -----------------
Revenues:
  Discount revenue                                                       $           2,672   $           2,368
  Net investment income                                                                803                 741
  Management and distribution fees                                                     798                 779
  Cardmember lending net finance charge revenue                                        592                 541
  Net card fees                                                                        498                 472
  Travel commissions and fees                                                          422                 417
  Other commissions and fees                                                           577                 529
  Insurance and annuity revenues                                                       397                 364
  Securitization income, net                                                           316                 230
  Other                                                                                498                 469
                                                                         -----------------   -----------------
    Total                                                                            7,573               6,910
                                                                         -----------------   -----------------

Expenses:
  Human resources                                                                    1,993               1,779
  Marketing, promotion, rewards and cardmember services                              1,358               1,047
  Provisions for losses and benefits:
    Annuities and investment certificates                                              319                 300
    Life insurance, international banking and other                                    271                 237
    Charge card                                                                        215                 198
    Cardmember lending                                                                 295                 287
  Professional services                                                                580                 539
  Occupancy and equipment                                                              406                 390
  Interest                                                                             219                 203
  Communications                                                                       129                 133
  Other                                                                                413                 549
                                                                         -----------------   -----------------
    Total                                                                            6,198               5,662
                                                                         -----------------   -----------------

Pretax income before accounting change                                               1,375               1,248
Income tax provision                                                                   429                 383
                                                                         -----------------   -----------------
Income before accounting change                                                        946                 865
Cumulative effect of accounting change, net of tax (Note 1)                              -                 (71)
                                                                         -----------------   -----------------
Net income                                                               $             946   $             794
                                                                         =================   =================

Earnings per Common Share -- Basic:
  Income before accounting change                                        $            0.76   $            0.68
                                                                         =================   =================
  Net income                                                             $            0.76   $            0.62
                                                                         =================   =================

Earnings per Common Share -- Diluted:
  Income before accounting change                                        $            0.75   $            0.66
                                                                         =================   =================
  Net income                                                             $            0.75   $            0.61
                                                                         =================   =================

Average common shares outstanding for earnings per common share:
  Basic                                                                              1,239               1,277
                                                                         =================   =================
  Diluted                                                                            1,264               1,305
                                                                         =================   =================

Cash dividends declared per common share                                 $            0.12   $            0.10
                                                                         =================   =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (millions, except share data)
                                  (Unaudited)

                                                                             March 31,         December 31,
                                                                               2005                2004
                                                                         -----------------   -----------------
ASSETS
Cash and cash equivalents                                                $           9,279   $           9,907
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves: 2005, $831; 2004, $806                     29,179              30,270
  Other receivables, less reserves: 2005, $87; 2004, $90                             4,489               4,380
Investments                                                                         59,867              60,809
Loans:
  Cardmember lending, less reserves: 2005, $918; 2004, $972                         24,934              25,933
  International banking, less reserves: 2005, $83; 2004, $95                         6,880               6,790
  Other, less reserves: 2005, $60; 2004, $17                                         2,510               2,135
Separate account assets                                                             35,995              35,901
Deferred acquisition costs                                                           4,076               3,989
Land, buildings and equipment - at cost, less accumulated
  depreciation: 2005, $3,352; 2004, $3,297                                           2,989               3,083
Other assets                                                                         9,374               9,441
                                                                         -----------------   -----------------
  Total assets                                                           $         189,572   $         192,638
                                                                         =================   =================

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                      $          20,218   $          21,091
Travelers Cheques outstanding                                                        7,034               7,287
Accounts payable                                                                     8,938               8,291
Insurance and annuity reserves:
  Fixed annuities and variable annuity guarantees                                   26,848              27,012
  Life and health policies                                                           6,028               5,954
Investment certificate reserves                                                     11,980              11,332
Short-term debt                                                                     13,393              14,182
Long-term debt                                                                      31,240              33,061
Separate account liabilities                                                        35,995              35,901
Other liabilities                                                                   11,765              12,507
                                                                         -----------------   -----------------
  Total liabilities                                                                173,439             176,618
                                                                         -----------------   -----------------

Shareholders' equity:
  Common shares, $.20 par value, authorized 3.6 billion shares;
     issued and outstanding 1,245 million shares in 2005 and
     1,249 million shares in 2004                                                      249                 250
  Additional paid-in capital                                                         7,674               7,316
  Retained earnings                                                                  8,325               8,196
  Accumulated other comprehensive income (loss), net of tax:
     Net unrealized securities gains                                                   249                 760
     Net unrealized derivatives gains (losses)                                          13                (142)
     Foreign currency translation adjustments                                         (361)               (344)
     Minimum pension liability                                                         (16)                (16)
                                                                         -----------------   -----------------
  Total accumulated other comprehensive (loss) income                                 (115)                258
                                                                         -----------------   -----------------
     Total shareholders' equity                                                     16,133              16,020
                                                                         -----------------   -----------------
  Total liabilities and shareholders' equity                             $         189,572   $         192,638
                                                                         =================   =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (millions)
                                  (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                         -------------------------------------
                                                                               2005                2004
                                                                         -----------------   -----------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               $             946   $             794
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provisions for losses and benefits                                                605                 593
     Depreciation and amortization                                                     193                 188
     Deferred taxes, acquisition costs and other                                       283                 163
     Stock-based compensation                                                           89                  56
     Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
       Accounts receivable and accrued interest                                       (208)               (457)
       Other operating assets                                                           20                 (80)
       Accounts payable and other liabilities                                           86                 628
     Decrease in Travelers Cheques outstanding                                        (255)                (30)
     Increase in insurance reserves                                                     83                  46
     Cumulative effect of accounting change, net of tax (Note 1)                         -                  71
                                                                         -----------------   -----------------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                            1,842               1,972
                                                                         -----------------   -----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                    933                 545
Maturity and redemption of investments                                               2,170               1,927
Purchase of investments                                                             (3,281)             (6,063)
Net decrease in cardmember loans/receivables                                         1,721                 498
Cardmember receivables redeemed from trust                                            (750)                  -
Cardmember loans sold to trust                                                       1,196                 800
Cardmember loans redeemed from trust                                                (1,000)                  -
Loan operations and principal collections, net                                        (139)                 20
Purchase of land, buildings and equipment                                             (145)               (149)
Sale of land, buildings and equipment                                                  124                  10
Acquisitions, net of cash acquired                                                     (14)               (143)
                                                                         -----------------   -----------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES                                    815              (2,555)
                                                                         -----------------   -----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                                        (719)                254
Sale of annuities and investment certificates                                        3,145               2,495
Redemption of annuities and investment certificates                                 (2,610)             (2,279)
Net decrease in debt with maturities of three months or less                        (1,222)             (3,446)
Issuance of debt                                                                     1,589               5,452
Principal payments on debt                                                          (2,937)             (2,094)
Issuance of American Express common shares                                             284                 458
Repurchase of American Express common shares                                          (662)             (1,033)
Dividends paid                                                                        (150)               (129)
                                                                         -----------------   -----------------
NET CASH USED IN FINANCING ACTIVITIES                                               (3,282)               (322)
                                                                         -----------------   -----------------

Effect of exchange rate changes on cash                                                 (3)                 (4)
                                                                         -----------------   -----------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                             (628)               (909)

Cash and cash equivalents at beginning of period                                     9,907               5,726
                                                                         -----------------   -----------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $           9,279   $           4,817
                                                                         =================   =================

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company or American Express) for the year ended December 31, 2004. Certain reclassifications of prior period amounts have been made to conform to the current presentation.

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

     On February 1, 2005, the Company announced plans to pursue a spin-off of American Express Financial Advisors (AEFA) to shareholders. Shareholders would receive 100 percent of the common shares of American Express Financial Corporation (AEFC), through which the financial advisors business is conducted. The transaction is intended to be tax-free to shareholders and is expected to be completed late in the third quarter of 2005, subject to certain conditions, including necessary regulatory approvals and the receipt of a favorable tax ruling and/or opinion, as well as final board approval. See Note 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of the proposed spin-off. All discussions that follow describe the Company's business and organization as currently structured.

     Net investment income is presented net of interest expense of $71 million and $51 million for the first quarters of 2005 and 2004, respectively, related primarily to the Company's international banking operations. Cardmember lending net finance charge revenue is presented net of interest expense of $178 million and $127 million for the first quarters of 2005 and 2004, respectively.

     At both March 31, 2005 and December 31, 2004, cash and cash equivalents included $1.0 billion segregated in special bank accounts for the benefit of customers.

     The Company had securitized cardmember receivables totaling $1.1 billion and $1.9 billion at March 31, 2005 and December 31, 2004, respectively, which were included in cardmember receivables on the Consolidated Balance Sheets as they did not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt was included in long-term debt.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))." Under a rule issued by the Securities and Exchange Commission (SEC) in April 2005, SFAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). As noted in Note 2 below, the Company adopted, in January 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all stock options granted after December 31, 2002. Substantially all stock options for which intrinsic value accounting was continued under Accounting Principles Board (APB) Opinion No. 25 will have vested by June 30, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. In March 2005, the SEC also issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. The Company is currently evaluating the impact of SFAS No. 123(R) and

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     SAB No. 107 on the Company's results of operations and financial position but does not expect that the impact will be material.

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)" (FSP FAS 109-2), which would allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Act contains a provision that permits an 85% dividends received deduction for qualified repatriations of earnings that would otherwise be permanently reinvested outside the United States. The Company does not plan to reinvest or repatriate any foreign earnings as a result of the Act.

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

     The adoption of SOP 03-1 as of January 1, 2004 resulted in a cumulative effect of accounting change that reduced first quarter 2004 results by $71 million ($109 million pretax). The cumulative effect of accounting change consisted of: (i) $43 million pretax from establishing additional liabilities for certain variable annuity guaranteed benefits ($33 million) and from considering these liabilities in valuing deferred acquisition costs (DAC) and deferred sales inducement costs associated with those contracts ($10 million) and (ii) $66 million pretax from establishing additional liabilities for certain variable universal life and single pay universal life insurance contracts under which contractual cost of insurance charges are expected to be less than future death benefits ($92 million) and from considering these liabilities in valuing DAC associated with those contracts ($26 million offset). Prior to the adoption of SOP 03-1, amounts paid in excess of contract value were expensed when payable. The Company's accounting for separate accounts was already consistent with the provisions of SOP 03-1 and, therefore, there was no impact related to this requirement.

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). The Company complied with the disclosure provisions of this rule in the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. The remaining provisions of this rule, which primarily relate to disclosure requirements, are required to be applied prospectively to all current and future investments accounted for in accordance with SFAS No. 115 and other cost method investments. The Company will evaluate the potential impact of EITF 03-1 after the FASB completes its reassessment.

2.   STOCK-BASED COMPENSATION

     At March 31, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 for all stock options granted after December 31, 2002. For the three months ended March 31, 2005 and 2004, the Company expensed $23 million and $13 million after-tax, respectively, related to stock options granted January 1, 2003 or later.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three months ended March 31, 2005 and 2004:

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions, except per share amounts)                                            2005               2004
                                                                              -----------------   -----------------
     Net income as reported:                                                  $             946   $             794
       Add: Stock-based employee compensation included
          in reported net income, net of related tax effects                                 58                  36
       Deduct: Total stock-based employee compensation
          expense determined under fair value based method,
          net of related tax effects                                                        (66)                (82)
                                                                              -----------------   -----------------
     Pro forma net income                                                     $             938   $             748
                                                                              =================   =================
     Basic EPS:
       As reported                                                            $            0.76   $            0.62
       Pro forma                                                              $            0.76   $            0.59
     Diluted EPS:
       As reported                                                            $            0.75   $            0.61
       Pro forma                                                              $            0.74   $            0.57

3.   INVESTMENTS

     The following is a summary of investments at March 31, 2005 and December 31, 2004:

                                                                                  March 31,         December 31,
     (Millions)                                                                     2005               2004
                                                                              -----------------   -----------------
     Available-for-Sale, at fair value
       (cost: 2005, $54,928; 2004, $54,878)                                   $          55,361   $          56,188
     Investment loans(a)
       (fair value: 2005, $3,723; 2004, $3,776)                                           3,522               3,523
     Trading, at fair value                                                                 984               1,098
                                                                              -----------------   -----------------
       Total                                                                  $          59,867   $          60,809
                                                                              =================   =================

     (a) The carrying value of these assets is at amortized cost, net of reserves totaling $56 million at both March 31, 2005 and December 31, 2004.

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three months ended March 31, 2005 and 2004:

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions)                                                                      2005               2004
                                                                              -----------------   -----------------
     Gross realized gains on sales                                            $              15   $              21
     Gross realized (losses) on sales                                         $              (9)  $              (5)
     Gross other-than-temporary impairments                                   $              (1)  $               -

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   GUARANTEES

     The Company, through its Travel Related Services (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within the next 12 months, the aggregate maximum amount of undiscounted future payments associated with such guarantees would not exceed $91 billion at both March 31, 2005 and December 31, 2004. The total amount of related liability accrued at March 31, 2005 and December 31, 2004 for such programs was $239 million and $257 million, respectively, which management believes to be adequate based on actual experience. The Company generally has no collateral or other recourse provisions related to these guarantees. Expenses relating to actual claims under these guarantees were approximately $7 million and $6 million for the three months ended March 31, 2005 and 2004, respectively.

     The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees. Generally, guarantees range in term from three months to one year. AEB receives a fee related to these guarantees, many of which help to facilitate customer cross-border transactions. At March 31, 2005, AEB held $790 million of collateral supporting these guarantees. The following table provides information related to such guarantees as of March 31, 2005 and December 31, 2004:

                                                March 31, 2005                         December 31, 2004
                                     -------------------------------------    -------------------------------------
                                     Maximum amount                           Maximum amount
                                     of undiscounted         Amount of        of undiscounted         Amount of
     (Millions)                      future payments     related liability    future payments     related liability
                                     -----------------   -----------------    -----------------   -----------------
     Type of Guarantee:
      Financial letters of credit    $             330   $             0.5    $             295   $             0.4
      Performance guarantees                       104                 0.7                   92                 1.1
      Financial guarantees                         529                 2.6                  554                 2.0
                                     -----------------   -----------------    -----------------   -----------------
        Total                        $             963   $             3.8    $             941   $             3.5
                                     =================   =================    =================   =================

5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three months ended March 31, 2005 and 2004 were as follows:

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions)                                                                     2005                2004
                                                                              -----------------   -----------------
     Net income                                                               $             946   $             794
     Change in:
       Net unrealized securities (losses) gains                                            (511)                379
       Net unrealized derivative gains (losses)                                             155                 (33)
       Foreign currency translation adjustments                                             (17)                (53)
                                                                              -----------------   -----------------
     Total                                                                    $             573   $           1,087
                                                                              =================   =================

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   RETIREMENT PLANS

     The components of the net pension cost for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," are as follows:

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions)                                                                     2005                2004
                                                                              -----------------   -----------------
     Service cost                                                             $              36   $              34
     Interest cost                                                                           34                  31
     Expected return on plan assets                                                         (41)                (40)
     Amortization of prior service cost                                                       7                  (1)
     Recognized net actuarial loss                                                            -                   4
     Settlement/curtailment loss                                                              2                   3
                                                                              -----------------   -----------------
     Net periodic pension benefit cost                                        $              38   $              31
                                                                              =================   =================

     The net periodic postretirement benefit expense recognized for the three months ended March 31, 2005 and 2004 was $10 million and $11 million, respectively.

7.   TAXES AND INTEREST

     Net income taxes paid by the Company during the three months ended March 31, 2005 and 2004 were approximately $172 million and $55 million, respectively. The Company paid interest of approximately $429 million and $311 million during the three months ended March 31, 2005 and 2004, respectively.

8.   EARNINGS PER COMMON SHARE

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three months ended March 31, 2005 and 2004 are as follows:

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions, except per share amounts)                                            2005               2004
                                                                              -----------------   -----------------
     NUMERATOR:
       Income before accounting change                                        $             946   $             865
       Cumulative effect of accounting change, net of tax                                     -                 (71)
                                                                              -----------------   -----------------
       Net income                                                             $             946   $             794
                                                                              -----------------   -----------------

     DENOMINATOR:
       Basic:  Weighted-average shares outstanding during the period                      1,239               1,277
       Add:  Dilutive effect of stock options, restricted stock awards
             and other dilutive securities                                                   25                  28
                                                                              -----------------   -----------------
       Diluted                                                                            1,264               1,305
                                                                              -----------------   -----------------

     BASIC EPS:
       Income before accounting change                                        $            0.76   $            0.68
       Cumulative effect of accounting change, net of tax                                     -               (0.06)
                                                                              -----------------   -----------------
       Net income                                                             $            0.76   $            0.62
                                                                              -----------------   -----------------

     DILUTED EPS:
       Income before accounting change                                        $            0.75   $            0.66
       Cumulative effect of accounting change, net of tax                                     -               (0.05)
                                                                              -----------------   -----------------
       Net income                                                             $            0.75   $            0.61
                                                                              -----------------   -----------------

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     For the three months ended March 31, 2005 and 2004, the dilutive effect of stock options excludes 18 million and 11 million options, respectively, from the computation of diluted EPS because to do so would have been antidilutive. As discussed in Footnote 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the convertible debentures issued in November 2003 will not affect the computation of EPS unless the Company's common share price exceeds the base conversion price (currently $69.41 per share). In that scenario, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury stock method. The maximum number of shares issuable under the debentures is
     16.7 million.

9.   SEGMENT INFORMATION

     The Company is principally engaged in providing travel-related, financial services and international banking services throughout the world. TRS' products and services include, among others, charge cards, cardmember lending products, Travelers Cheques and corporate and consumer travel services. AEFA is comprised primarily of asset management and insurance businesses whose products are principally offered through its network of over 12,000 financial advisors. AEB's products and services include providing private, financial institution and corporate banking; personal financial services and global trading. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

     The following table presents certain information regarding these operating segments, based on management's evaluation and internal reporting structure, for the three months ended March 31, 2005 and 2004. For certain income statement items that are affected by asset securitizations at TRS, data are provided on both a GAAP basis, as well as on a managed basis, which excludes the effect of securitizations. Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of MD&A for further information regarding the effect of securitizations on the financial statements.

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions)                                                                     2005                2004
                                                                              -----------------   -----------------
     REVENUES (GAAP BASIS):
     Travel Related Services                                                  $           5,582   $           5,050
     American Express Financial Advisors                                                  1,861               1,728
     American Express Bank                                                                  207                 210
     Corporate and Other                                                                    (77)                (78)
                                                                              -----------------   -----------------
     Total                                                                    $           7,573   $           6,910
                                                                              =================   =================

     REVENUES (MANAGED BASIS):
     Travel Related Services                                                  $           5,788   $           5,329
     American Express Financial Advisors                                                  1,861               1,728
     American Express Bank                                                                  207                 210
     Corporate and Other                                                                    (77)                (78)
                                                                              -----------------   -----------------
     Total                                                                    $           7,779   $           7,189
                                                                              =================   =================

     PRETAX INCOME (LOSS) BEFORE ACCOUNTING CHANGE:
     Travel Related Services                                                  $           1,172   $             973
     American Express Financial Advisors                                                    235                 317
     American Express Bank                                                                   46                  48
     Corporate and Other                                                                    (78)                (90)
                                                                              -----------------   -----------------
     Total                                                                    $           1,375   $           1,248
                                                                              =================   =================

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                                                   Three Months Ended March 31,
                                                                              -------------------------------------
     (Millions)                                                                     2005                2004
                                                                              -----------------   -----------------
     INCOME (LOSS) BEFORE ACCOUNTING CHANGE:
     Travel Related Services                                                  $             801   $             665
     American Express Financial Advisors                                                    166                 228
     American Express Bank                                                                   30                  30
     Corporate and Other                                                                    (51)                (58)
                                                                              -----------------   -----------------
     Total                                                                    $             946   $             865
                                                                              =================   =================

     NET INCOME (LOSS):
     Travel Related Services                                                  $             801   $             665
     American Express Financial Advisors *                                                  166                 157
     American Express Bank                                                                   30                  30
     Corporate and Other                                                                    (51)                (58)
                                                                              -----------------   -----------------
     Total *                                                                  $             946   $             794
                                                                              =================   =================

     * RESULTS FOR THE THREE MONTHS ENDED MARCH 31, 2004 REFLECT A $109 MILLION NON-CASH PRETAX CHARGE ($71 MILLION AFTER-TAX) RELATED TO THE JANUARY 1, 2004 ADOPTION OF SOP 03-1.

10.  RESTRUCTURING CHARGES

     As discussed in Note 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company recorded aggregate restructuring charges of $102 million ($66 million after-tax) for initiatives executed during 2004. During the first quarter of 2005, the Company recorded additional charges of $10 million relating principally to the restructuring activities associated with its business travel operations. The following table summarizes by category the Company's aggregate restructuring charge activity for the three months ended March 31, 2005:

                                                 Liability
                                                 Balance at                                                  Liability
                                                December 31,                              Charges           Balance at
     (Millions)                                     2004             Cash paid          (reversals)       March 31, 2005
                                             -----------------   -----------------   -----------------   -----------------
     SEVERANCE
        Travel Related Services              $              36   $             (26)  $               9   $              19
        American Express Financial
              Advisors                                       2                  --                  (1)                  1
        American Express Bank                               30                  (1)                 --                  29
                                             -----------------   -----------------   -----------------   -----------------
     Total Severance                                        68                 (27)                  8                  49
                                             -----------------   -----------------   -----------------   -----------------
     OTHER
        Travel Related Services                              8                  (4)                  1                   5
        American Express Bank                                5                  --                  --                   5
                                             -----------------   -----------------   -----------------   -----------------
     Total Other                                            13                  (4)                  1                  10
                                             -----------------   -----------------   -----------------   -----------------
     Total Severance & Other                 $              81   $             (31)  $               9   $              59
                                             =================   =================   =================   =================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company is engaged in a variety of businesses comprising three operating segments: Travel Related Services (TRS), American Express Financial Advisors (AEFA) and American Express Bank (AEB).

TRS includes a broad range of products including charge and credit cards; stored value products such as Travelers Cheques, Travelers Cheque funds cards and gift cards; travel agency services and travel, entertainment and purchasing expense management services; network services and merchant acquisition and merchant processing for our network partners and proprietary payments businesses. TRS' various products are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations and banking institutions. These products are sold through various channels including direct mail, on-line applications, targeted sales-forces and direct response advertising.

TRS generates revenue from a variety of sources including global payments, such as charge and credit cards, travel services and stored value products, including Travelers Cheques. Charge and credit cards generate revenue for the Company primarily in three different ways:

- Discount revenue, the Company's largest single revenue source, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services on our network,
- Finance charge revenue, which is earned on outstanding balances related to the cardmember lending portfolio, and
- Card fees, which are earned for annual membership, and other commissions and fees such as foreign exchange conversion fees and card-related fees and assessments.

In addition to operating costs associated with these activities, other major expense categories are expenses related to marketing and reward programs that add new cardmembers, promote cardmember loyalty and spending and provisions for anticipated cardmember credit and fraud losses. During the first quarter of 2005, the TRS segment accounted for approximately 74 percent and 85 percent of the Company's total revenues and net income, respectively.

AEFA is comprised primarily of asset management and insurance businesses whose products are principally offered through its network of over 12,000 financial advisors.

AEFA earns management and distribution fees on mutual funds, wrap products, assets managed for institutions and separate accounts. AEFA's insurance and annuity products generate revenue through premiums and other charges collected from policyholders and contractholders and through investment income earned on owned assets supporting these products. AEFA incurs various operating costs, principally provision for losses and benefits for annuities, investment certificates and insurance products.

On February 1, 2005, the Company announced plans to pursue a spin-off of AEFA to shareholders. Shareholders would receive 100 percent of the common shares of American Express Financial Corporation (AEFC), through which the financial advisors business is conducted. The transaction is intended to be tax-free to shareholders and is expected to be completed late in the third quarter of 2005, subject to certain conditions, including necessary regulatory approvals and the receipt of a favorable tax ruling and/or opinion, as well as final board approval. Expenses related to this spin-off will be reflected in each quarter as incurred. See Note 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 for further discussion of the proposed spin-off. All discussions that follow describe the Company's business and organization as currently structured.

AEB offers financial products and services to retail customers, wealthy individuals and financial institutions outside the United States that generate interest income, commissions and fees, foreign exchange income and other revenue. In addition to various operating costs, AEB recognizes provisions for credit losses, mainly on its outstanding loans.

The Company follows accounting principles generally accepted in the United States (GAAP). In addition to information provided on a GAAP basis, the Company discloses certain data on a "managed basis." This information, which should be read only as a supplement to GAAP information, assumes there have been no securitization transactions at TRS, i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheets and income statements. See the TRS Results of Operations section for further discussion of this approach.

Certain of the statements below are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

The Company's consolidated net income rose 19 percent to $946 million and diluted earnings per share (EPS) rose 23 percent to $0.75 in the three-month period ended March 31, 2005 as compared to a year ago. The Company's consolidated income before the prior year's accounting change rose 9 percent and diluted EPS before accounting change rose 14 percent. On a trailing 12-month basis, return on average shareholders' equity was 22.8 percent.

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

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the three months ended March 31, 2005.

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the three months ended March 31, 2005 were $7.6 billion, up 10 percent from $6.9 billion in the same period a year ago reflecting 11 percent growth at TRS, 8 percent growth at AEFA and a 1 percent decline at AEB. As discussed in further detail below, the increase in the first quarter was due primarily to higher discount revenue, increased net securitization income, higher net investment income and greater cardmember lending net finance charge revenue.

Discount revenue at TRS rose 13 percent to $2.7 billion as compared to a year ago as a result of a 15 percent increase in worldwide billed business, reflecting a 10 percent increase in average cardmember spending per proprietary basic card and 7 percent growth in cards-in-force, offset in part by a lower discount rate.

Net investment income of $803 million increased 8 percent over the year ago period primarily as a result of a 12 percent increase at AEFA that was partially offset by lower net interest income at AEB. The increase at AEFA reflects higher levels of invested assets and the effect of net investment gains in 2005 compared to net investment losses in 2004.

Cardmember lending net finance charge revenue at TRS of $592 million rose 9 percent, reflecting 5 percent growth in the average balance of the owned cardmember lending portfolio and a higher portfolio yield.

Net securitization income of $316 million increased 38 percent for the three months ended March 31, 2005 versus the same period a year ago primarily due to a greater average balance of securitized loans, a higher portfolio yield and a decrease in portfolio write-offs, partially offset by greater interest expense due to a higher coupon rate paid to certificate holders.

EXPENSES
Consolidated expenses for the three months ended March 31, 2005 were $6.2 billion, up 9 percent from $5.7 billion for the same period in 2004 reflecting increases of 8 percent at TRS and 15 percent at AEFA and a decline of 1 percent at AEB. As discussed in further detail below, the increase in the first quarter of 2005 was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, greater human resources costs, greater provisions for losses and benefits and increased interest expense, which were partially offset by lower other operating expenses. Consolidated expenses include $22 million related to the AEFA spin-off. Also included in consolidated expenses are $21 million of charges recorded in connection with initiatives relating principally to the continuation of the restructuring of the TRS' business travel operations and reengineering of certain functions within the Company's finance group and banking operations.

Human resources expenses increased 12 percent to $2.0 billion due to increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses. The higher stock-based compensation expense from stock options reflects the Company's decision to expense stock options beginning in 2003, partially offset by the decision to issue fewer stock options. Higher expense related to restricted stock awards reflects the Company's decision to modify compensation practices and use restricted stock awards in place of stock options for middle management. The increase in human resources expenses also includes the first quarter 2004 impact of the $44 million deferred acquisition cost (DAC) valuation benefit at AEFA reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) and the impact of the adoption of SOP 03-1 are discussed in the AEFA Results of Operations section below.

Marketing, promotion, rewards and cardmember services expenses increased 30 percent to $1.4 billion versus a year ago primarily due to a 29 percent increase at TRS, reflecting both higher marketing and promotion expenses and, to a lesser extent, greater reward costs. The increase in marketing and promotion expenses was primarily driven by the Company's recent global brand advertising campaign and continued focus on business-building initiatives. Rewards costs reflect strong volume growth, higher redemption rates and the continued increase in cardmember loyalty program participation. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

Total provisions for losses and benefits increased 8 percent to $1.1 billion over last year, primarily resulting from increases in the charge card and lending provisions at TRS and increased interest credited on investment certificates at AEFA. Other expenses decreased 24 percent to $413 million primarily reflecting decreased expenses at TRS as a result of the third quarter 2004 sale of the ATM business, a positive change in reserves resulting from various control improvements and reduced printing and supplies expenses. These decreases were partially offset by $35 million (after tax) of expenses related to securities industry regulatory matters at AEFA (see Mutual Fund Industry Developments below for further discussion) and the impact of the $22 million DAC valuation benefit in the first quarter 2004 at AEFA.

The effective tax rate was 31 percent for both the three-month periods ended March 31, 2005 and 2004.

As previously disclosed, the Company expects to incur expenses related to the proposed tax-free spin-off of AEFA, which cumulatively will be significant.
The transaction is expected to occur late in the third quarter of this year. Separately, the Company also continues to engage in various reengineering activities, which are expected to result in significant expenses during the next several quarters. In addition, the Company is working with tax authorities to complete tax audits for certain prior years, the completion of which are expected to result in the Company's recognizing significant benefits later this year.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 18 to 20 percent return on equity and 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. Assuming the completion of the AEFA spin-off discussed above, the Company plans to raise its return on equity target to 28 to 30 percent while maintaining a 65 percent payout of free capital generated. During the quarter, the Company paid $150 million in dividends and continued share repurchases as discussed below.


SHARE REPURCHASES
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the first quarter of 2005, the Company repurchased 12.3 million common shares at an average price of $53.86. Since the inception of the share repurchase program in September 1994, 507.8 million shares have been acquired under total authorizations to repurchase up to 570 million shares, including purchases made under past agreements with third parties. The lower repurchase activity during the first quarter 2005 compared to recent quarters reflects a more measured approach to repurchases as the Company evaluates the capital implications of the anticipated AEFA spin-off.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2005 and 2004 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

CASH FLOWS FROM INVESTING ACTIVITIES
The Company's investing activities primarily include funding TRS' cardmember loans and receivables and AEFA's Available-for-Sale investment portfolio.

For the three months ended March 31, 2005, net cash was provided by investing activities primarily due to the net decrease in cardmember receivables and loans, partially offset by net maturities of cardmember loans within the securitization trust. For the three months ended March 31, 2004, net cash was used in investing activities primarily due to the cumulative benefit of sales of annuities, insurance and certificate products at AEFA, partially offset by decreases in cardmember receivables and loans.

CASH FLOWS FROM FINANCING ACTIVITIES
The Company's financing activities primarily include the issuance of debt and AEFA's sale of annuities and investment certificates, in addition to taking customer deposits. The Company also regularly repurchases its common shares.

Net cash used in financing activities for the three months ended March 31, 2005 was greater compared to the same period in 2004 primarily due to a larger net decrease in total debt and a net decrease in customer deposits in 2005 versus a net increase in 2004, partially offset by increased net sales of annuities and investment certificates and a reduced amount of share repurchase activity.

PARENT COMPANY FUNDING
At March 31, 2005, the Parent Company had $4.3 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At March 31, 2005, $3.3 billion was outstanding under this program.

The Board of Directors authorized a Parent Company commercial paper program supported by the multi-purpose committed bank credit facility discussed below. There was no Parent Company commercial paper outstanding as of March 31, 2005 and no borrowings have been made under its bank credit facility. As of March 31, 2005, the Company maintained total committed bank lines of credit totaling $13.9 billion, which included $1.96 billion allocated to the Parent Company. During April 2005 the Company renewed and extended a total of $7 billion of these committed credit line facilities. In connection with the renewal and extension, the Company renegotiated the consolidated tangible net worth covenant contained therein (as well as in the remaining credit facility containing such covenant) to provide for an adjustment upon completion of the proposed spin-off of the shares of AEFC. This covenant is applicable only to the Parent Company's credit lines. Under the terms of this covenant, the Parent Company's right to borrow under the credit facilities is subject to the Company's maintaining consolidated tangible net worth (as defined under the credit facilities) of not less than $9 billion until the completion of the proposed spin-off. After completion of the proposed spin-off, the amount required under the consolidated tangible net worth covenant would be reduced by approximately 70% of AEFC's pre-spin-off contribution to the Company's consolidated tangible net worth.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                             STATEMENTS OF INCOME

                                                                  Three Months Ended
                                                                       March 31,
                                                            -------------------------------     Percentage
(Dollars in millions)                                            2005             2004           Inc/(Dec)
                                                            --------------   --------------   --------------
Net revenues:
    Discount revenue                                        $        2,672   $        2,368             12.9%
    Lending:
        Finance charge revenue                                         770              668             15.1
        Interest expense                                               178              127             40.1
                                                            --------------   --------------
           Net finance charge revenue                                  592              541              9.3
    Net card fees                                                      498              472              5.6
    Travel commissions and fees                                        422              417              1.2
    Other commissions and fees                                         563              510             10.2
    Travelers Cheque investment income                                  94               93              1.3
    Securitization income, net                                         316              230             37.5
    Other revenues                                                     425              419              1.5
                                                            --------------   --------------
           Total net revenues                                        5,582            5,050             10.5
                                                            --------------   --------------

Expenses:
    Marketing, promotion, rewards and cardmember services            1,316            1,023             28.6
    Provision for losses and claims:
        Charge card                                                    215              198              8.8
        Lending                                                        295              287              2.9
        Other                                                           35               29             17.2
                                                            --------------   --------------
           Total                                                       545              514              6.0
    Charge card interest expense                                       176              168              5.1
    Human resources                                                  1,143            1,065              7.3
    Other operating expenses:
      Professional services                                            482              469              2.7
      Occupancy and equipment                                          323              308              4.8
      Communications                                                   115              121             (5.1)
      Other                                                            310              409            (23.9)
                                                            --------------   --------------
        Total other operating expenses                               1,230            1,307             (5.9)
                                                            --------------   --------------
           Total expenses                                            4,410            4,077              8.2
                                                            --------------   --------------
Pretax income                                                        1,172              973             20.4
Income tax provision                                                   371              308             20.3
                                                            --------------   --------------
Net income                                                  $          801   $          665             20.5
                                                            ==============   ==============

TRS reported net income of $801 million for the three month period ended March 31, 2004, a 20 percent increase from $665 million for the same period a year ago.

The following management discussion includes information on both a GAAP basis and managed basis. The Company presents TRS information on a managed basis because that is the way the Company's management views and manages the business. It differs from the accompanying financial statements, which are prepared in accordance with GAAP, as managed basis presentation assumes there have been no securitization transactions, i.e., as if all securitized cardmember loans and related income effects are reflected in the Company's balance sheet and income statement, respectively. Management believes that the trends in the Company's cardmember lending business are more accurately portrayed by evaluating the performance of both securitized and non-securitized cardmember loans. Asset securitization is just one of several ways the Company funds cardmember loans. Use of a managed basis presentation, including non-securitized and securitized cardmember loans, presents a more accurate picture of the key dynamics of the cardmember lending business, avoiding distortions due to the mix of funding sources at any particular point in time. For example, irrespective of the mix, it is important for management and investors to see metrics, such as changes in delinquencies and write-off rates, for the entire cardmember lending portfolio because it is more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue and changes in market share, which are significant metrics in evaluating the Company's performance and which can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis.

On a GAAP basis, results reflect finance charge revenue on the owned loan portfolio as well as finance charge revenue on the retained seller's interest from securitization activity. GAAP basis results also include investment income on the Company's investments in other subordinated retained interests from loan securitization issuances.

TRS' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products and unsecuritized cardmember loans. The Company securitizes cardmember loans as part of its financing strategy; consequently, the level of unsecuritized cardmember loans is primarily a function of the Company's financing requirements. As a portfolio, unsecuritized cardmember loans tend to be less seasoned than securitized loans, primarily because of the lead time required to designate and securitize each loan. The Company does not currently securitize international loans. Delinquency, reserve coverage and net write-off rates have historically been broadly comparable between the Company's owned and managed portfolios.

On a GAAP basis, results reflect net securitization income, which is comprised of the non-credit provision components of the net gains and charges from securitization activities, the amortization and related impairment charges, if any, of the interest-only strip, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans, and servicing income, net of related discounts or fees. Excess spread, which is the net positive cash flow from interest and fee collections allocated to the investor's interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses is recognized in securitization income as it is earned. Net securitization income of $316 million increased 38 percent for the three months ended March 31, 2005 versus the same period a year ago primarily due to a greater average balance of securitized loans, a higher portfolio yield and a decrease in the portfolio write-offs, partially offset by greater interest expense due to a higher coupon rate paid to certificate holders. See Selected Statistical Information below for data relating to TRS' owned loan portfolio.

During the three months ended March 31, 2005 and 2004, TRS recognized net gains, including the credit components, of $6 million ($4 million after-tax) and $8 million ($5 million after-tax), respectively, from net securitization activities. For the three months ended March 31, 2005, the net gains consisted of $41 million of income from the securitization of $1.2 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $35 million of charges related to the maturity of $1.0 billion of previously outstanding issuances. For the three months ended March 31, 2004, the net gains consisted of $39 million of income from the securitization of $800 million of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $31 million of charges related to changes in interest-only strip assumptions.

Management views any net gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended March 31, 2005 and 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $4 million and $4 million, respectively, and other operating expenses of $2 million and $4 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS

THREE MONTHS ENDED MARCH 31, (Dollars in millions)

                                         GAAP Basis                 Securitization Effect        Managed Basis
                            ------------------------------------   ---------------------------------------------------------------
                                                      Percentage                                                       Percentage
                               2005         2004       Inc/(Dec)      2005         2004         2005         2004       Inc/(Dec)
                            ------------------------------------   ---------------------------------------------------------------
Net revenues:
  Discount revenue
  Lending:                  $    2,672   $    2,368         12.9%
    Finance charge
      revenue                      770          668         15.1   $      609   $      539   $    1,379   $    1,207         14.2%
    Interest expense               178          127         40.1          140           83          318          210         51.2
                            -----------------------                -------------------------------------------------
      Net finance
        charge revenue             592          541          9.3          469          456        1,061          997          6.3
  Net card fees                    498          472          5.6
  Travel commissions
    and fees                       422          417          1.2
  Other commissions
    and fees                       563          510         10.2           53           53          616          563          9.2
  Travelers Cheque
    investment income               94           93          1.3
  Securitization
    income, net                    316          230         37.5         (316)        (230)           -            -            -
  Other revenues                   425          419          1.5
                            -----------------------                -------------------------------------------------
    Total net revenues           5,582        5,050         10.5          206          279        5,788        5,329          8.6
                            -----------------------                -------------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services          1,316        1,023         28.6           (4)          (4)       1,312        1,019         28.8
  Provision for losses
    and claims:
      Charge card                  215          198          8.8
      Lending                      295          287          2.9          212          287          507          574        (11.8)
      Other                         35           29         17.2
                            -----------------------                -------------------------------------------------
        Total                      545          514          6.0          212          287          757          801         (5.6)
                            -----------------------                -------------------------------------------------
  Charge card
    interest expense               176          168          5.1
  Human resources                1,143        1,065          7.3
  Other operating
    expenses:
    Professional services          482          469          2.7
    Occupancy and
      equipment                    323          308          4.8
    Communications                 115          121         (5.1)
    Other                          310          409        (23.9)          (2)          (4)         308          405        (23.9)
                            -----------------------                --------------------------------------------------------------
       Total                     1,230        1,307         (5.9)          (2)          (4)       1,228        1,303         (5.8)
                            -----------------------                --------------------------------------------------------------
         Total expenses          4,410        4,077          8.2   $      206   $      279   $    4,616   $    4,356          6.0
                            -----------------------                --------------------------------------------------------------
Pretax income                    1,172          973         20.4
Income tax provision               371          308         20.3
                            -----------------------
Net income                  $      801   $      665         20.5
                            -----------------------

                       SELECTED STATISTICAL INFORMATION

                                                                      Three Months Ended
                                                                            March 31,
                                                                 -------------------------------    Percentage
(Amounts in billions, except percentages and where indicated)        2005              2004          Inc/(Dec)
                                                                 --------------   --------------   --------------
Total cards-in-force (millions):*
  United States                                                            40.3             37.0              8.7%
  Outside the United States                                                25.8             24.6              5.1
                                                                 --------------   --------------
    Total                                                                  66.1             61.6              7.3
                                                                 ==============   ==============
Basic cards-in-force (millions):*
  United States                                                            30.6             28.1              8.7
  Outside the United States*                                               21.3             20.4              4.6
                                                                 --------------   --------------
    Total                                                                  51.9             48.5              7.0
                                                                 ==============   ==============
Card billed business:*
  United States                                                  $         79.6   $         70.1             13.6
  Outside the United States                                                29.7             25.3             17.5
                                                                 --------------   --------------
    Total                                                        $        109.3   $         95.4             14.6
                                                                 ==============   ==============

Average discount rate                                                      2.56%            2.59%
Average basic cardmember spending (dollars)*                     $        2,412   $        2,202              9.5
Average fee per card - managed (dollars)*                        $           35   $           35                -
Travel sales                                                     $          5.0   $          4.8              5.4
  Travel commissions and fees/sales                                         8.4%             8.7%
Travelers Cheque and prepaid products:
  Sales                                                          $          4.2   $          4.4             (3.7)
  Average outstanding                                            $          7.1   $          6.8              4.1
  Average investments                                            $          7.8   $          7.3              6.8
  Investment yield                                                          5.2%             5.4%
  Tax equivalent yield                                                      8.0%             8.3%

* Cards billed business and cards-in-force include activities related to proprietary cards and cards issued under network partnership agreements. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.

                                                                       Three Months Ended
                                                                            March 31,
                                                                 --------------   --------------    Percentage
(Amounts in billions, except percentages and where indicated)         2005             2004          Inc/(Dec)
                                                                 -------------------------------   --------------
Worldwide cardmember receivables:
  Total receivables                                              $         30.0   $         27.9              7.7%
  90 days past due as a % of total                                          1.9%             2.0%
  Loss reserves (millions):                                      $          831   $          896             (7.3)
    % of receivables                                                        2.8%             3.2%
    % of 90 days past due                                                   147%             164%
  Net loss ratio as a % of charge volume                                   0.23%            0.26%

Worldwide cardmember lending - owned basis:
  Total loans                                                    $         25.9   $         24.5              5.6
  Past due loans as a % of total:
    30-89 days                                                              1.6%             1.7%
    90+ days                                                                1.0%             1.1%
  Loss reserves (millions):
    Beginning balance                                            $          972   $          998             (2.6)
      Provision                                                             266              257              3.4
      Net write-offs                                                       (267)            (264)            (1.1)
      Other                                                                 (53)               3                #
                                                                 --------------   --------------
    Ending balance                                               $          918   $          994             (7.6)
                                                                 ==============   ==============
    % of loans                                                              3.6%             4.1%
    % of past due                                                           134%             145%
  Average loans                                                  $         26.3   $         25.1              5.1
  Net write-off rate                                                        4.1%             4.2%
  Net interest yield                                                        8.6%             8.4%

Worldwide cardmember lending - managed basis:
  Total loans                                                    $         46.3   $         44.8              3.5
  Past due loans as a % of total:
    30-89 days                                                              1.6%             1.7%
    90+ days                                                                1.0%             1.0%
  Loss reserves (millions):
    Beginning balance                                            $        1,475   $        1,541             (4.3)
      Provision                                                             471              545            (13.6)
      Net write-offs                                                       (474)            (519)             8.7
      Other                                                                 (53)               3                #
                                                                 --------------   --------------
    Ending balance                                               $        1,419   $        1,570             (9.6)
                                                                 ==============   ==============
    % of loans                                                              3.1%             3.5%
    % of past due                                                           120%             128%
  Average loans                                                  $         46.4   $         44.8              3.7
  Net write-off rate                                                        4.1%             4.6%
  Net interest yield                                                        8.8%             8.7%

# - Denotes a variance of more than 100%.

The following discussion of TRS' results is presented on a managed basis.

Revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the three months ended March 31, 2005.

REVENUES
TRS' net revenues increased 9 percent to $5.8 billion primarily due to higher discount revenue, increased cardmember lending net finance charge revenue and greater other commissions and fees.

Discount revenue of $2.7 billion rose 13 percent compared to a year ago as a result of a 15 percent increase in billed business partially offset by a lower discount rate. The decrease in the discount rate primarily reflects changes in the mix of spending between various merchant segments due to the cumulative impact of stronger than average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). As previously indicated, based on the Company's business strategy, it expects to see continued changes in the mix of business. This, combined with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some discount rate erosion over time.

The 15 percent increase in billed business to $109.3 billion resulted from a 10 percent increase in spending per proprietary basic card worldwide and 7 percent growth in cards-in-force. U.S. billed business rose 14 percent to $79.6 billion reflecting 13 percent growth within the consumer card business, 17 percent growth in small business services volume and a 7 percent increase within corporate services. U.S. non-T&E related volume categories, which represented approximately 66 percent of U.S. billed business during the first three months of 2005, increased 17 percent over the same period a year ago while U.S. T&E volumes rose 8 percent reflecting continued improvement in all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 13 percent reflecting a growth rate in the mid-teens in Latin America and Canada and high single-digit growth in Europe and Asia. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, rose 9 percent as a result of 14 percent growth in transaction volumes, partially offset by a 5 percent decrease in the average airline charge. Additionally, global network volumes grew over 35 percent as compared to the year ago period.

U.S. cards-in-force rose 9 percent to 40.3 million reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level within the proprietary issuing business, as well as growth in U.S. network cards. Non-U.S. cards-in-force increased 5 percent to 25.8 million due to growth in both proprietary and network partnership cards.

Cardmember lending net finance charge revenue of $1.1 billion rose 6 percent on 4 percent growth in average balance of the managed lending portfolio and a higher portfolio yield. The net interest yield on the managed worldwide lending portfolio increased to 8.8% from 8.7% in 2004 reflecting a lower proportion of the U.S. portfolio on introductory or promotional rates, increased finance charge rates, partially offset by rising funding costs.

Net card fees of $498 million increased 6 percent versus a year ago, reflecting the growth in cards-in-force. The average annual fee per proprietary card-in-force was $35 for both the three months ended March 31, 2005 and 2004. Other commissions and fees increased 9 percent to $616 million on greater volume-related foreign exchange conversion fees and higher card-related assessments and network partner-related fees.

EXPENSES
TRS' total expenses increased 6 percent to $4.6 billion primarily due to higher marketing, promotion, rewards and cardmember services expenses and greater human resources expenses, partially offset by reduced provisions for losses and lower other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.3 billion increased 29 percent compared to the prior year, reflecting substantially higher marketing and promotion expenses and, to a lesser extent, greater reward costs. The increase in marketing and promotion expenses is primarily due to the Company's ongoing global brand advertising campaign and continued focus on business building initiatives. The growth in rewards costs is attributable to strong volume growth, a higher redemption rate and the continued increase in cardmember loyalty program participation.

The provision for losses on charge card products increased 9 percent to $215 million, which reflects the effect of higher volumes partially offset by a lower provision rate. The lower provision rate is primarily due to strong credit quality as reflected in an improved past due rate and net loss ratio. The provision for losses on the worldwide lending portfolio decreased 12 percent to $507 million despite growth in loans outstanding due to well-controlled credit practices. The net write-off rate for the worldwide lending portfolio was 4.1% for the three months ended March 31, 2005 as compared to 4.6% for the same period a year ago.

Human resources expenses of $1.1 billion increased 7 percent versus last year due to greater management incentive expenses, increased employee benefit costs and merit increases. Other operating expenses decreased 24 percent to $308 million reflecting lower expenses as a result of the third quarter 2004 sale of the ATM business, a positive change in reserves resulting from various control improvements and reduced printing and supplies expenses.

The effective tax rate was 32 percent for both the three-month periods ended March 31, 2005 and 2004.

AIRLINE INDUSTRY MATTERS
Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown". This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates the Company increases cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

As previously disclosed, during the fourth quarter of 2004, the Company announced that it signed agreements with Delta Air Lines to extend its co-brand, Membership Rewards and merchant partnerships. The agreements will extend these partnerships into the next decade. The prepayment has a three-year term, is fully collateralized by a pool of assets and is subject to certain conditions. The Company prepaid $250 million of Delta SkyMiles rewards points in the fourth quarter of 2004 and prepaid the remaining $250 million of Delta SkyMiles rewards points in the first quarter of 2005. In addition to the prepayment, the Company has commitments to loan Delta up to an aggregate $75 million under a senior secured facility arranged by GE Commercial Finance, a portion of which is in the form of a term loan and a portion of which is in the form of a revolving line of credit. As of March 31, 2005, approximately $70 million was outstanding under this facility. Both the prepayment and the senior secured facility have a three-year term, are fully collateralized by a pool of assets and are subject to certain conditions.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

(Dollars in billions, except percentages)

                                                   March 31,  December 31,  Percentage     March 31,   Percentage
                                                      2005        2004       Inc/(Dec)       2004       Inc/(Dec)
                                                  ----------  ------------  ----------    ----------   ----------
Accounts receivable, net                          $     31.0  $       31.8        (2.5)%  $     29.9          3.8%
Travelers Cheque investments                      $      8.0  $        8.4        (4.3)   $      7.7          3.5
Cardmember loans                                  $     25.9  $       26.9        (3.9)   $     24.5          5.6
Total assets                                      $     84.4  $       87.8        (3.8)   $     79.7          5.9
Travelers Cheques outstanding                     $      7.0  $        7.3        (3.5)   $      6.8          3.6
Short-term debt                                   $     16.7  $       17.2        (2.9)   $     18.8        (11.3)
Long-term debt                                    $     26.4  $       28.3        (6.5)   $     19.9         32.6
Total liabilities                                 $     75.1  $       79.0        (4.9)   $     71.6          5.0
Total shareholder's equity                        $      9.3  $        8.8         5.9    $      8.1         14.1
Return on average total shareholder's equity*           33.9%         33.4%                     31.7%
Return on average total assets**                         3.6%          3.5%                      3.4%

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Net accounts receivable and cardmember loans increased as compared to March 31, 2004, primarily as a result of higher average cardmember spending and an increase in the number of cards-in-force, and decreased as compared to December 31, 2004, primarily as a result of seasonal spending at year-end.

Total debt increased as compared to March 31, 2004 primarily as a result of increased funding requirements due to increases in cardmember receivable and loan balances as noted above. Similarly, total debt decreased from December 31, 2004 primarily as a result of the reduction in cardmember receivables and loans from seasonal high levels.

TRS funds its cardmember receivables and loans using various funding sources, such as short- and long-term debt, medium-term notes, and sales of cardmember receivables and loans in securitizations. As of March 31, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC.

In April 2005, the Company renewed and extended a total of $7 billion of its committed credit line facilities. The committed credit facilities, which total $13.4 billion, include the U.S. $2.3 billion Australian Credit Facility discussed below. As contemplated, in the second quarter of 2004, Credco borrowed $1.47 billion under these facilities as part of a change in local funding strategy for business in Canada. Of the $13.4 billion available for borrowing, Credco may borrow a maximum amount of $12.6 billion (including amounts outstanding), with a commensurate reduction in the amount available to the Parent Company. Centurion Bank and American Express Bank, FSB (FSB), both wholly-owned subsidiaries of TRS, may each borrow a maximum amount of $400 million. These facilities expire as follows (billions): 2006, $2.0;
2009, $6.4; and 2010, $5.0. The availability of the credit lines to Credco, Centurion Bank and the FSB is subject to their compliance with certain financial covenants, which do not include the previously referenced tangible net worth covenant that is applicable only to the Parent Company's borrowings on its credit lines.

In the third quarter of 2004, Credco entered into a new 5-year multi-bank credit facility for Australian $3.25 billion (approximately U.S. $2.3 billion) and borrowed Australian $2.7 billion (approximately U.S. $1.9 billion) under this credit facility to provide an alternate funding source for business in Australia.

Credco's ability to borrow under its credit facilities is subject to its maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. These credit facilities do not condition borrowing on the absence of a material adverse change. The facilities may not be terminated should there be a change in the Company's credit rating.

In the fourth quarter of 2003, the Company began a program to develop a liquidity portfolio to provide back-up liquidity, primarily for the commercial paper program at Credco, and also flexibility for other short-term funding programs at Centurion Bank. These funds are invested in two to three year U.S. Treasury securities. At March 31, 2005, the Company held $4.0 billion in U.S. Treasury notes under this program.

Securitization of cardmember receivables generated under designated consumer charge card accounts are accomplished through the transfer of cardmember receivables to the American Express Master Trust (the Charge Trust). Securitizations of these receivables are accounted for as secured borrowings because the Charge Trust is not a qualifying special purpose entity (QSPE). Accordingly, the related assets being securitized are not treated as sold and the securities issued to third-party investors are reported as long-term debt on the Company's Consolidated Balance Sheets. In the three months ended March 31, 2005, $0.8 billion of previously issued trust securities matured. During the next 12 months, $1.1 billion of cardmember receivable trust securities that were previously issued by the Charge Trust are scheduled to mature.

Securitization of cardmember loans arising from various portfolios of consumer accounts are accomplished through the transfer of cardmembers loans to a QSPE, the American Express Credit Account Master Trust (the Lending Trust). As of March 31, 2005, the Lending Trust held total assets of $27.2 billion, of which $20.5 billion had been sold. During the first quarter of 2005, the Company sold $1.2 billion of cardmember loans. Additionally, during the first quarter of 2005, $1.0 billion of securities issued to investors from the Lending Trust matured. During the next 12 months, $5.3 billion of securities that were previously issued to investors from the Lending Trust are scheduled to mature. When securities mature, principal collections received from the Lending Trust assets are used to redeem the securities.

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                             STATEMENTS OF INCOME

                                                                   Three Months Ended
                                                                         March 31,
                                                             -------------------------------        Percentage
(Dollars in millions)                                             2005            2004              Inc/(Dec)
                                                             --------------   --------------      --------------
Revenues:
  Net investment income                                      $          622   $          556                11.8%
  Investment management and service fees                                450              429                 4.9
  Distribution fees                                                     351              352                (0.5)
  Variable life insurance and variable annuity charges*                 114              109                 4.7
  Life and health insurance premiums                                     89               86                 3.3
  Property-casualty insurance premiums                                  115               96                19.8
  Other                                                                 120              100                22.0
                                                             --------------   --------------
    Total revenues                                                    1,861            1,728                 7.7
                                                             --------------   --------------
Expenses:
  Provision for losses and benefits:
    Interest credited on annuities and universal life-type
       Contracts                                                        273              283                (3.5)
    Benefits on insurance and annuities                                 112               99                12.5
    Interest credited on investment certificates                         76               45                71.6
    Losses and expenses on property-casualty insurance                   88               74                18.8
                                                             --------------   --------------
      Total                                                             549              501                 9.7
  Human resources - Field                                               376              348                 8.0
  Human resources - Non-field                                           272              221                22.3
  Amortization of deferred acquisition costs                            128               64                   #
  Other                                                                 301              277                 9.3
                                                             --------------   --------------
    Total expenses                                                    1,626            1,411                15.3
                                                             --------------   --------------
Pretax income before accounting change                                  235              317               (25.9)
Income tax provision                                                     69               89               (22.4)
                                                             --------------   --------------
Income before accounting change                                         166              228               (27.3)
Cumulative effect of accounting change, net of tax                        -              (71)**                #
                                                             --------------   --------------
Net income                                                   $          166   $          157                 5.3
                                                             ==============   ==============

# - Denotes a variance of more than 100%

* INCLUDES VARIABLE UNIVERSAL LIFE AND UNIVERSAL LIFE INSURANCE CHARGES. ** REFLECTS A $109 MILLION NON-CASH PRETAX CHARGE ($71 MILLION AFTER-TAX)
   RELATED TO THE JANUARY 1, 2004 ADOPTION OF SOP 03-1.

                       SELECTED STATISTICAL INFORMATION

                                                                     Three Months Ended
                                                                           March 31,
                                                                -------------------------------       Percentage
(Amounts in millions, except percentages and where indicated)        2005             2004             Inc/(Dec)
                                                                --------------   --------------     ---------------
Life insurance inforce (billions)                               $        150.0   $        135.0                11.1%
Deferred annuities inforce (billions)                           $         53.1   $         49.3                 7.6
Assets owned, managed or administered (billions):
  Assets managed for institutions                               $        134.4   $        123.4                 8.9
  Assets owned, managed or administered for individuals:
    Owned assets:
      Separate account assets                                             36.0             32.4                11.0
      Other owned assets                                                  61.9             58.9                 5.1
                                                                --------------   --------------
        Total owned assets                                                97.9             91.3                 7.2
    Managed assets                                                       115.8            109.3                 5.9
    Administered assets                                                   57.4             54.4                 5.6
                                                                --------------   --------------
        Total                                                   $        405.5   $        378.4                 7.2
                                                                ==============   ==============
Market appreciation (depreciation) and foreign currency
 translation during the period:
  Owned assets:
    Separate account assets                                     $         (573)  $          756                   #
    Other owned assets                                          $         (778)  $          713                   #
  Managed assets                                                $       (3,844)  $        5,453                   #
Cash sales:
  Mutual funds                                                  $        9,830   $        9,799                 0.3
  Annuities                                                              2,016            2,186                (7.8)
  Investment certificates                                                2,226            1,324                68.2
  Life and other insurance products                                        236              218                 8.4
  Institutional                                                          1,758            1,415                24.3
  Other                                                                    925            1,292               (28.4)
                                                                --------------   --------------
    Total cash sales                                            $       16,991   $       16,234                 4.7
                                                                ==============   ==============
Number of financial advisors                                            12,356           12,070                 2.4
Fees from financial plans and advice services                   $         39.1   $         33.2                17.6
Percentage of total sales from financial plans
  and advice services                                                     76.6%            75.3%

# - Denotes a variance of more than 100%.

AEFA reported net income of $166 million for the three months ended March 31, 2005, up 5 percent from $157 million in the same period a year ago. Income before accounting change was down 27 percent from $228 million a year ago. AEFA's first quarter 2004 results reflect the $71 million ($109 million pretax) impact of the January 1, 2004 adoption of SOP 03-1. SOP 03-1 required insurance enterprises to establish liabilities for benefits that may become payable under variable annuity death benefit guarantees or other insurance or annuity contract provisions. First quarter 2004 results also include a $66 million ($43 million after-tax) deferred acquisition cost valuation benefit reflecting the lengthening of the amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1.

REVENUES
Total revenues increased 8 percent to $1.9 billion primarily due to increased net investment income, greater investment management and service fees, higher property-casualty insurance revenues and increased other revenues.

Net investment income increased 12 percent to $622 million reflecting higher levels of invested assets and the effect of net investment gains in 2005 compared to net investment losses in 2004. For the three months ended March 31, 2005, $20 million of gross investment gains were partially offset by $10 million of gross investment losses and impairments. Included in these gross investment gains and losses are $13 million of gross realized gains and $9 million of gross realized losses from sales, as well as $1 million of other-than-temporary impairment losses, on investments classified as Available-for-Sale. For the three months ended March 31, 2004, $20 million of gross investment gains were more than offset by $58 million of impairments and losses, which included a $49 million charge resulting from management's decision to further improve the investment portfolio's risk profile through the early liquidation of a secured loan trust (SLT) managed by AEFA. Included in these total investment gains and losses were $18 million of gross realized gains and $5 million of gross realized losses from sales of securities classified as Available-for-Sale.

Investment management and service fees of $450 million increased 5 percent due to higher average assets under management, reflecting improved equity market valuations and net asset inflow. Distribution fees declined one percent to $351 million as lower limited partnership and brokerage-related fees were partially offset by greater fees earned on wrap accounts. Total mutual fund cash sales were flat as proprietary sales declined, while non-proprietary sales rose versus last year. A significant portion of non-proprietary sales continued to occur in wrap accounts (which are included in assets managed).

Property-casualty insurance premiums increased 20 percent to $115 million, reflecting a 17 percent increase in the average number of policies inforce generated, most notably, from the Costco relationship. Other revenues increased 22 percent to $120 million principally as a result of higher fees earned on non-proprietary funds and growth in financial planning and advice services fees.

EXPENSES
Total expense increased 15 percent to $1.6 billion primarily due to increased human resources expenses, higher amortization of deferred acquisition costs, increased provisions for losses and benefits as well as higher other operating expenses. As noted previously, the Company incurred a total of $22 million of expenses related to AEFA spin-off activities during the first quarter of 2005, of which $20 million was recorded at AEFA.

Total provision for losses and benefits increased 10 percent to $549 million as a result of significantly higher interest credited on investment certificates, increased benefits on insurance and annuities and higher losses and expenses on property-casualty insurance, partially offset by decreased interest credited on annuities and universal life-type contracts. Interest credited on investment certificates rose 72% to $76 million due to higher average reserves and higher interest crediting rates.

During the three months ended March 31, 2005, field force human resources expense increased 8 percent to $376 million reflecting $14 million of the $20 million in spin-off related costs noted above, higher assets per advisor and growth in the advisor force. The total advisor force grew 2 percent to 12,356. Non-field human resources costs rose 22 percent to $272 million reflecting performance related incentives at Threadneedle Asset Management Holdings LTD, higher benefit and management incentive costs and merit increases. The average number of non-field employees was relatively unchanged from year ago levels.

DAC amortization expense of $128 million increased significantly primarily due to the impact of the first quarter 2004 $66 million DAC valuation benefit noted earlier. See the DAC section below for further discussion of DAC and related adjustments. Other operating expenses increased 9 percent to $301 million primarily reflecting higher advertising and promotion expenses and increased expenses of $35 million (after tax) related to securities industry regulatory matters. See Mutual Fund Industry Developments below for further discussion.

The effective tax rate was 29 percent and 28 percent for the three-month periods ended March 31, 2005 and 2004, respectively.

DEFERRED ACQUISITION COSTS

Deferred acquisition costs represent the costs of acquiring new business, principally direct sales commissions and other distribution and underwriting costs that have been deferred on the sale of annuity, life and health insurance and, to a lesser extent, property/casualty and certain mutual fund products. These costs are deferred to the extent they are recoverable from future profits. For annuity and insurance products, DAC are amortized over periods approximating the lives of the business, generally as a percentage of premiums or estimated gross profits or as a portion of the interest margins depending on the products' characteristics. For certain mutual fund products, DAC are generally amortized over fixed periods on a straight-line basis.

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

During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, AEFA (1) established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts, which prior to January 1, 2004, were expensed when payable; and (2) extended the time periods over which DAC associated with certain insurance and annuity products are amortized to coincide with the liability funding periods in order to establish the proper relationships between these liabilities and DAC associated with the same contracts. As a result, AEFA recognized a $109 million charge ($71 million after-tax) due to the accounting change on establishing the future liability under death benefit guarantees and recognized a $66 million ($43 million after-tax) reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain products impacted by SOP 03-1.

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                   March 31,       December 31,
(Millions)                                           2005             2004
                                                --------------   --------------
Annuities                                       $        1,948   $        1,872
Life and health insurance                                1,792            1,766
Other                                                      187              200
                                                --------------   --------------
  Total                                         $        3,927   $        3,838
                                                ==============   ==============

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity market levels and other market-based events. Several areas in particular involve DAC and deferred sales inducements, recognition of guaranteed minimum death benefits
(GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of AEFA's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See AEFA's Liquidity and Capital Resources section for a further discussion of structured investments and consolidated derivatives.

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

On March 21, 2005, AEFA's broker-dealer subsidiary entered into an agreement with the NASD to settle alleged violations of NASD rules arising from the sale to AEFA customers of Class B (i.e., no front end load) mutual fund shares between January 1, 2002 and July 31, 2003. AEFA's agreement with the NASD is one of several that the NASD entered into with certain brokerage firms regarding allegedly inappropriate sales of Class B shares. Under the terms of the settlement, AEFA consented to the payment of a fine to the NASD in the amount of $13 million. The Company established reserves in prior quarters to cover the payment of the fine. AEFA also agreed to offer certain customers who purchased Class B shares in any fund family from January 1, 2002 through the date of the settlement and continue to hold such shares the option of converting their Class B shares into a number of Class A shares equal to (x) the number of Class A shares that the customer could have purchased on the date(s) that they purchased their Class B shares plus (y) any shares reflecting reinvestment of dividends. AEFA agreed to pay cash to certain customers who have sold a portion or all of their Class B shares in order to put them into substantially the same financial position (based on actual fund performance and redemption value) in which such customers would have been had the customers purchased Class A shares instead of Class B shares.

In May 2004, the Company reported that the broker-dealer subsidiary of AEFA had received notification from the staff of the NASD indicating that it had made a preliminary determination to recommend that the NASD bring an action against AEFA for potential violations of federal securities laws and the rules and regulations of the SEC and the NASD. The notice received by AEFA comes in the context of a broader industry-wide review of the mutual fund and brokerage industries that is being conducted by various regulators. The NASD staff's allegations relate to AEFA's practices with respect to various revenue sharing arrangements pursuant to which AEFA receives payments from certain non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. In particular, the NASD has alleged that AEFA: (i) failed to properly disclose such revenue sharing arrangements from January 2001 until May 2003; (ii) failed to properly disclose such revenue sharing arrangements in its brokerage confirmations; and
(iii) received directed brokerage from January 2001 until December 2003. The notice from the NASD staff is intended to give AEFA an opportunity to discuss the issues it has raised. AEFA has been availing itself of this opportunity and continues to cooperate fully with the NASD's inquiry regarding this matter, as well as all other regulatory inquiries.

Congress has also proposed legislation and the SEC has proposed and, in some instances, adopted rules relating to the mutual fund industry, including expenses and fees, mutual fund corporate governance and disclosures to customers. For example, during the past year, mutual fund and investment advisors were required by the SEC to adopt and implement written policies and procedures designed to prevent violation of the federal securities laws and to designate a chief compliance officer responsible for administering these policies and procedures. While there remains a significant amount of uncertainty as to what legislative and regulatory initiatives may ultimately be adopted, these initiatives could negatively impact mutual fund industry participants' results, including AEFA's, in future periods.


LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)

                                   March 31,      December 31,      Percentage        March 31,       Percentage
                                     2005             2004           Inc/(Dec)          2004           Inc/(Dec)
                                --------------   --------------   --------------   --------------   --------------
Accounts receivable, net        $          6.6   $          5.9             12.6%  $          5.3             24.8%
Investments                     $         44.6   $         44.9             (0.7)  $         43.4              2.6
Separate account assets         $         36.0   $         35.9              0.3   $         32.4             11.0
Deferred acquisition costs      $          3.9   $          3.8              2.3   $          3.6              8.4
Total assets                    $         97.9   $         97.1              0.8   $         91.3              7.3
Customers' deposits             $          5.9   $          5.6              5.5   $          4.7             27.7
Client contract reserves        $         44.9   $         44.3              1.3   $         41.6              8.0
Separate account liabilities    $         36.0   $         35.9              0.3   $         32.4             11.0
Total liabilities               $         91.7   $         90.7              1.2   $         83.9              9.4
Total shareholder's equity      $          6.2   $          6.4             (4.2)  $          7.4            (16.9)
Return on average total
  shareholder's equity before
  accounting change*                      11.2%            11.8%                             11.5%
Return on average total
  shareholder's equity*                   11.2%            10.8%                             10.2%

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

AEFA's total assets and liabilities increased from a year ago levels primarily due to higher investments, client contract reserves and separate account assets and liabilities, which increased as a result of new client inflows and market appreciation. The increase in managed assets, including separate accounts, to $286.2 million since March 31, 2004 resulted from market appreciation and foreign currency translation of $16.0 billion and net inflows of $5.1 billion. The $6.5 billion decrease in managed assets, including separate accounts, since December 31, 2004 reflects net outflows of $2.0 billion and market depreciation and foreign currency translation of $4.5 billion. In addition, accounts receivable and customers' deposits increased due to increased Membership Banking activity, which was transferred into the AEFA operating segment (from TRS) during 2004.

Investments include $3.0 billion of below investment grade securities (excluding net unrealized appreciation and depreciation) at March 31, 2005 and $3.1 billion at both December 31, 2004 and March 31, 2004. These investments represent 7 percent of AEFA's investment portfolio at March 31, 2005, December 31, 2004 and March 31, 2004. Non-performing assets relative to invested assets (excluding short-term cash positions) were 0.05%, 0.02% and 0.07% at March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Management believes a more relevant measure of exposure of AEFA's below investment grade securities and non-performing assets should exclude $228 million, $230 million and $231 million, at March 31, 2005, December 31, 2004 and March 31, 2004, respectively, of below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46). These assets are not available for AEFA's general use as they are for the benefit of the collateralized debt obligation (CDO) debt holders, and reductions in value of such investments will be fully absorbed by the third party investors. Excluding the impacts of FIN 46, investments include $2.8 billion at March 31, 2005 and $2.9 billion at both December 31, 2004 and March 31, 2004 of below investment grade securities (excluding net unrealized appreciation and depreciation). They represent 6 percent of AEFA's investment portfolio at March 31, 2005 down from 7 percent at both December 31, 2004 and March 31, 2004. Non-performing assets (excluding short-term cash positions) were less than 0.03% at March 31, 2005 and 0.01% at both December 31, 2004 and March 31, 2004.

As of March 31, 2005, AEFA continued to hold investments in CDOs managed by AEFA that were not consolidated pursuant to the adoption of FIN 46 as the Company was not considered the primary beneficiary. As a condition to its managing certain CDOs, AEFA is generally required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of March 31, 2005, the carrying values of the CDO residual tranches managed by AEFA were $33 million, a net increase of $6 million from December 31, 2004 primarily as a result of the placement of new CDO products with clients. AEFA also has a retained interest in a CDO-related securitization trust with a carrying value of $653 million, of which $471 million is considered investment grade. One of the results of this transaction is that increases and decreases in future cash flows of the individual CDOs are combined into one overall cash flow for purposes of determining the carrying value of the retained interests and related impact on results of operations. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.

The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating certain SLTs which are in the process of being liquidated, and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDOs or in the reference portfolio of the SLTs and, as such, are subject to change. Although the exposure associated with AEFA's investment in CDOs is limited to the carrying value of such investments, they have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. The derivatives recorded as a result of consolidating certain SLTs under FIN 46 are primarily valued based on the expected gains and losses from liquidating a reference portfolio of high-yield loans. The overall exposure to loss related to these derivatives is represented by the pretax net assets of the SLTs, which is $465 million at March 31, 2005. However, because the portfolio has been substantially liquidated, a significant portion of the net assets within the structure is cash and cash equivalents and, as a result, the overall market exposure has been reduced to approximately $20 million.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

                             STATEMENTS OF INCOME

                                                   Three Months Ended
                                                        March 31,
                                               ---------------------------    Percentage
(Dollars in millions)                              2005           2004         Inc/(Dec)
                                               ------------   ------------   ------------
Net revenues:
  Interest income                              $        148   $        134           10.3%
  Interest expense                                       74             53           40.2
                                               ------------   ------------
    Net interest income                                  74             81           (9.2)
  Commissions and fees                                   73             70            4.8
  Foreign exchange income and other revenues             60             59            2.5
                                               ------------   ------------
    Total net revenues                                  207            210           (1.3)
                                               ------------   ------------
Expenses:
  Human resources                                        81             75            7.6
  Other operating expenses                               75             72            4.5
  Provision for losses                                    5              6          (19.1)
  Restructuring charges                                   -              9              #
                                               ------------   ------------
    Total expenses                                      161            162           (0.5)
                                               ------------   ------------
Pretax income                                            46             48           (3.8)
Income tax provision                                     16             18           (8.8)
                                               ------------   ------------
Net income                                     $         30   $         30           (0.8)
                                               ============   ============

# - Denotes a variance of more than 100%.

AEB reported net income of $30 million for the first quarter of 2005, down 1 percent from the same period a year ago. 2004 results included $11 million ($8 million after-tax) of reengineering costs, $9 million of which reflected a restructuring charge related to the exit of businesses in Pakistan and Bangladesh and $2 million of which was related to ongoing reengineering activities. First quarter 2005 results included $3 million ($2 million after-tax) of costs related to ongoing reengineering activities.

Net interest income of $74 million decreased 9 percent as lower spreads in the investment portfolio were partially offset by higher Private Banking volumes. Commissions and fees of $73 million increased 5 percent primarily due to higher volumes in the Financial Institutions Group (FIG) and Private Banking. Foreign exchange income and other revenues rose 3 percent to $60 million due to a small gain on the sale of the Luxembourg Private Banking business.

Human resources expenses rose 8 percent to $81 million reflecting merit increases and higher management incentive costs, partially offset by the benefits of reengineering initiatives. Other operating expenses rose 5 percent reflecting increased business volume-related expenses, partially offset by the benefits of reengineering initiatives.

Provision for losses decreased 19 percent to $5 million due to a Corporate Banking recovery.

The effective tax rate was 35 percent and 38 percent for the three-month periods ended March 31, 2005 and 2004, respectively.

LIQUIDITY AND CAPITAL RESOURCES

                SELECTED BALANCE SHEET INFORMATION (GAAP BASIS)

                                                    March 31,    December 31,    Percentage      March 31,     Percentage
(Dollars in billions, except where indicated)          2005          2004         Inc/(Dec)        2004        Inc/(Dec)
                                                  ------------   ------------    -----------   ------------    -----------
Total loans                                       $        7.0   $        6.9            1.1%  $        6.4            9.2%
Total Non-CFS loans                               $        5.6   $        5.5            1.3   $        5.1           10.9
   Non-CFS loan loss reserves (millions):
      Beginning balance                           $         58   $         57            1.6   $         59           (0.8)
         Provision                                           -              1              #              -              -
         Net charge-offs                                    (3)             -              #              2              #
         Other                                              (7)             -              #              -              #
                                                  ------------   ------------                  ------------
      Ending balance                              $         48   $         58          (16.3)  $         61          (20.0)
                                                  ------------   ------------                  ------------
      % of Non-CFS loans                                   0.9%           1.0%                          1.2%
   Total non-performing loans (millions)          $         28   $         37          (24.7)  $         69          (59.3)
Total CFS loans                                   $        1.4   $        1.4            0.6   $        1.3            2.9
   Past due as a % of total CFS loans:
      30-89 days past due                                  3.6%           3.8%                          4.6%
      90+ days past due                                    0.7%           0.7%                          0.9%
   CFS loan reserves (millions):
      Beginning balance                           $         37   $         39           (3.8)  $         54          (31.3)
         Provision                                           6              7          (14.0)             7          (11.4)
         Net charge-offs                                   (11)           (10)           4.5            (16)         (35.4)
         Other                                               3              1           55.4              -              #
                                                  ------------   ------------                  ------------
      Ending balance                              $         35   $         37           (5.8)  $         45          (21.9)
                                                  ------------   ------------                  ------------
      % of CFS loans                                       2.6%           2.7%                          3.4%
      % of 30 days past due CFS loans                       59%            61%                           62%
   Net write-off rate                                      3.0%           3.0%                          4.9%
Assets owned, managed*/administered
   Owned                                          $       13.4   $       13.4            0.6   $       13.8           (2.9)
   Managed/administered                                   19.5           19.2            1.5           16.8           16.1
                                                  ------------   ------------                  ------------
      Total                                       $       32.9   $       32.6            1.1   $       30.6            7.5
                                                  ------------   ------------                  ------------
Assets of non-consolidated joint ventures**       $        1.8   $        1.8            3.6   $        1.8            5.1
Deposits                                          $       10.7   $       10.4            2.3   $       10.7           (0.4)
Total liabilities                                 $       12.5   $       12.4            0.7   $       12.9           (2.4)
Total shareholder's equity (millions)             $        905   $        924           (2.0)  $        992           (8.8)
Return on average total assets                            0.71%          0.70%                         0.81%
Return on average total shareholder's equity              10.0%          10.0%                         11.9%
Risk-based capital ratios:
   Tier 1                                                 11.0%          11.0%                         11.7%
   Total                                                  10.7%          10.1%                         11.5%
Leverage ratio                                             5.8%           5.8%                          5.7%

*   Includes assets managed by AEFA.
** Excludes American Express International Deposit Company's total assets (which are 100% consolidated at AEFA).
# - Denotes a variance of more than 100%.

AEB had worldwide loans outstanding at March 31, 2005 of approximately $7.0 billion, up from $6.9 billion at December 31, 2004 and $6.4 billion at March 31, 2004. The following table summarizes the composition of AEB's loan portfolio by business line as of March 31, 2005, December 31, 2004 and March 31, 2004.

                                                              Percentage of total loans
                                                ------------------------------------------------------
                                                 March 31, 2005   December 31, 2004    March 31, 2004
                                                ----------------  -----------------   ----------------
Private Banking                                               48%                48%                47%
Consumer                                                      23                 22                 23
Financial Institution                                         28                 29                 28
Corporate Banking                                              1                  1                  2

In addition to the loan portfolio, other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.2 billion to AEB's credit exposures at both March 31, 2005 and December 31, 2004 and $7.4 billion at March 31, 2004. Included in the $7.2 billion of additional exposures at March 31, 2005 were cash and securities-related balances totaling $4.7 billion.

CORPORATE AND OTHER

Corporate and Other reported net expenses of $51 million and $58 million for the three months ended March 31, 2005 and 2004, respectively. Net expenses decreased primarily due to lower net interest expense, partially offset by $3 million of AEFA spin-off related expenses.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company's ability to complete the planned spin-off of its AEFA business unit, which is subject to final approval by the Company's Board of Directors, the receipt of necessary regulatory approvals and a favorable tax ruling and/or opinion, and in connection with the proposed spin-off, the Company's ability to capitalize AEFA consistent with rating agency requirements and to manage transition costs and implement effective transition arrangements with AEFA on a post-completion basis; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers' spending, sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services (GNS) business; the Company's ability to introduce new product, reward program enhancements and service enhancements on a timely basis during the latter half of 2005 and the first half of 2006; the success of the GNS business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company's brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides U.S. GNS bank partners the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the continuation of favorable trends, including increased travel and entertainment spending and the overall level of consumer confidence; successfully cross-selling financial, travel, card and other products and services to the Company's customer base, both in the United States and abroad; the Company's ability to generate sufficient revenues for expanded investment spending, and the ability to capitalize on such investments to improve business metrics; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company's operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of TRS' billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; risks associated with the Company's agreements with Delta Air Lines to prepay $500 million for the future purchases of Delta SkyMiles rewards points and to loan up to $75 million to Delta; AEFA's ability to improve investment performance, including attracting and retaining high-quality personnel, and reduce outflows of invested funds; AEFA's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover deferred acquisition costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; changes in federal securities laws affecting the mutual fund industry, including possible enforcement proceedings and the adoption of rules and regulations designed to prevent trading abuses, restrict or eliminate certain types of fees, change mutual fund governance and mandate additional disclosures, and the ability to make the required investment to upgrade compliance systems and procedures in response to these changes; AEFA's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in foreign currency exchange rates; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the insurance, annuity and investment certificate products; accuracy of estimates for the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to TRS' lending securitizations; the amount of recovery under the Company's insurance policies for losses resulting from the September 11th terrorist attacks; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; deficiencies and inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; and competitive pressures in all of the Company's major businesses. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1.  Legal Proceedings

     The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004.

     TRS PROCEEDINGS

     The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state's laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys' fees on their own behalf and on behalf of the putative class of persons similarly situated. On October 15, 2004, the U.S. District Court for the Southern District of Florida granted preliminary approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company's collection and disclosure of fees assessed on transactions made in foreign currencies in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003). The settlement that has been preliminarily approved by the Court contemplates that the Company would (a) deposit $75 million into a fund that would be established to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys' fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices. The Company has established reserves to cover the proposed payment that would be made to reimburse class members and pay attorneys' fees. The preliminary approval order enjoins all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003);
     (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004); and
     (ix) Ball v. American Express, et al., Superior Court of San Joaquin, California (filed August 2004). A final approval hearing was held in March 2005, and the Company is awaiting the Court's decision.

     In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The basis for these allegations is the presence of an American Express lawyer at a seminar where legal issues common to the financial services industry were discussed. Those meetings were attended by in-house lawyers of financial institutions including American Express. The suit seeks injunctive relief and unspecified damages. The class is defined as "all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL
     Defendant Banks...." American Express cardholders are not part of the class. The Company has filed a motion to dismiss the complaint as to American Express.

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

     In December 2004, a purported class action captioned National Supermarkets Association, Inc., Mascari Enterprises, Inc. d/b/a Sound Stations, and Bunda Starr Corp. d/b/a Brite Wines and Spirits v. MBNA America Bank, N.A., MBNA Corp., Citibank (South Dakota) N.A. and Citigroup, Incorporated, was filed in the United States District Court for the Southern District of New York. The action is a lawsuit related to the antitrust tying actions described in the preceding paragraph. Although the Company is not named as a defendant, the plaintiffs in this action are also plaintiffs in the direct actions against American Express described in the preceding paragraph. This lawsuit alleges that, by agreeing to issue American Express-branded cards, MBNA and Citibank have conspired with the Company in the alleged wrongful tying arrangement described in the preceding paragraph. The Company believes this lawsuit is without merit and is contrary to the Department of Justice's successful efforts to render unenforceable Visa's and MasterCard's rules that prevented banks from issuing American Express-branded cards in the United States. The Company also believes that this lawsuit is susceptible to the same defenses available to the Company in the direct actions filed against it, which are described in the preceding paragraph. The Company has intervened in this action and has filed a motion to have the case dismissed.

     AEFA PROCEEDINGS

     In November 2002, a suit, captioned Haritos et al. v. American Express Financial Corporation and IDS Life Insurance Company, was filed in the United States District Court for the District of Arizona. The suit is filed by plaintiffs who purport to represent a class of all persons that have purchased financial plans from AEFA advisors from November 1997 through July 2004. Plaintiffs allege that the sale of the plans violates the Investment Advisers Act of 1940 (the "IAA"). The suit seeks an unspecified amount of damages, rescission of the investment advisor plans and restitution of monies paid for such plans. In June 2004, the Court denied the Company's motion to dismiss the action as a matter of law. In February 2005, the Court denied the Company's motion to dismiss the plaintiffs' Second Amended Complaint. Notwithstanding the Court's denial of the Company's motions to dismiss, the Company believes that the plaintiffs' case suffers from various factual and legal weaknesses and it intends to continue to defend the case vigorously.

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

     On March 21, 2005, AEFA's broker-dealer subsidiary entered into an agreement with the NASD to settle alleged violations of NASD rules arising from the sale to AEFA customers of Class B (i.e., no front end load) mutual fund shares between January 1, 2002 and July 31, 2003. AEFA's agreement with the NASD is one of several that the NASD entered into with certain brokerage firms regarding allegedly inappropriate sales of Class B shares. Under the terms of the settlement, AEFA consented to the payment of a fine to the NASD in the amount of $13 million. The Company established reserves in prior quarters to cover the payment of the fine. AEFA also agreed to offer certain customers who purchased Class B shares in any fund family from January 1, 2002 through the date of the settlement and continue to hold such shares the option of converting their Class B shares into a number of Class A shares equal to (x) the number of Class A shares that the customer could have purchased on the date(s) that they purchased their Class B shares plus (y) any shares reflecting reinvestment of dividends. AEFA agreed to pay cash to certain customers who have sold a portion or all of their Class B shares in order to put them into substantially the same financial position (based on actual fund performance and redemption value) in which such customers would have been had the customers purchased Class A shares instead of Class B shares.

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

     In June 2004, an action captioned John E. Gallus et al. v. American Express Financial Corp. and American Express Financial Advisors, Inc. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several "AXP" mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In March 2005, the Court, in a ruling on the motion to change venue, dismissed one count of the complaint that fund directors breached their fiduciary duties. The Company also filed a motion to dismiss the complaint. The Court denied the motion to dismiss the remaining counts, but granted plaintiffs only limited discovery after which time the Company will be permitted to renew its motion to dismiss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        (c) Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended March 31, 2005.

                                                                          Total Number       Maximum
                                                                            of Shares       Number of
                                                                          Purchased as     Shares that
                                                                             Part of        May Yet Be
                                                                            Publicly        Purchased
                                        Total Number                       Announced          Under
                                          of Shares     Average Price       Plans or       the Plans or
     Period                               Purchased     Paid Per Share    Programs (3)       Programs
     -------------------------------   -------------   ---------------   --------------   --------------
     January 1-31, 2005
       Repurchase program (1)                -                -                -            74,496,423
       Employee transactions (2)            525,013        $ 54.67             N/A              N/A

     February 1-28, 2005
       Repurchase program (1)             4,761,600        $ 54.20          4,761,600       69,734,823
       Employee transactions (2)            347,853        $ 54.18             N/A              N/A

     March 1-31, 2005
       Repurchase program (1)             7,535,100        $ 53.65          7,535,100       62,199,723
       Employee transactions (2)            575,453        $ 54.01             N/A              N/A
                                       -------------                     --------------
     Total
       Repurchase program (1)            12,296,700        $ 53.86         12,296,700
       Employee transactions (2)          1,448,319        $ 54.29             N/A

     (1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At present, there are approximately 62.2 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired
          507.8 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

     (2) Includes: (1) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company's incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and
          (2) restricted shares withheld (under the terms of grants under the Company's incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company's incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company's common stock on the date the relevant transaction occurs.

     (3) Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's annual meeting of shareholders was held on April 27, 2005. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                                 Votes           Votes           Votes                           Broker
                                                  For           Against        Withheld       Abstentions      Non-Votes
                                             -------------   -------------   -------------   -------------   -------------
Ratification of PricewaterhouseCoopers
 LLP's selection as independent registered
 public accountants                          1,094,741,372       3,161,212               -      12,163,268               -

Shareholder proposal requesting that no
  new stock options be awarded                  27,548,903     923,011,241               -      23,948,951     135,556,757

Shareholder proposal requesting a separate
 annual report describing the Company's
 political contributions                        61,012,949     830,077,958               -      83,418,189     135,556,756

Election of Directors:
D.F. Akerson                                 1,079,921,983               -      30,143,869               -               -
C. Barshefsky                                1,046,160,840               -      63,905,012               -               -
W.G. Bowen                                   1,072,558,858               -      37,506,994               -               -
U.M. Burns                                   1,082,129,363               -      27,936,489               -               -
K.I. Chenault                                1,072,995,282               -      37,070,570               -               -
P.R. Dolan                                   1,082,309,581               -      27,756,271               -               -
V.E. Jordan, Jr.                             1,041,498,265               -      68,567,587               -               -
J. Leschly                                   1,081,411,095               -      28,654,754               -               -
R.A. McGinn                                  1,081,059,915               -      29,005,937               -               -
E.D. Miller                                  1,082,136,845               -      27,929,007               -               -
F.P. Popoff                                  1,053,212,677               -      56,853,175               -               -
R.D. Walter                                  1,082,529,705               -      27,536,147               -               -

Item 6.  Exhibits

     The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under "Exhibit Index," which is incorporated herein by reference.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             AMERICAN EXPRESS COMPANY
                                                    (Registrant)



Date:  May 3, 2005                           By /s/ Gary L. Crittenden
                                                --------------------------------
                                                Gary L. Crittenden
                                                Executive Vice President and
                                                Chief Financial Officer





Date:  May 3, 2005                           By /s/ Joan C. Amble
                                                --------------------------------
                                                Joan C. Amble
                                                Executive Vice President and
                                                Comptroller
                                                (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                                 Description
------                                  -----------
 10.1     Form of award agreement for executive officers in connection with
          Performance Grant awards (a/k/a Incentive Award) under the American
          Express Company 1998 Incentive Compensation Plan, as amended.

 10.2 Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive
          Compensation Plan, as amended.

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