Form 10-Q
period 2005-06-30
AMERICAN EXPRESS CO
filed 2005-08-03
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)

                          NEW YORK                                              13-4922250
---------------------------------------------------------  ----------------------------------------------------
             (State or other jurisdiction of                       (I.R.S. Employer Identification No.)
             incorporation or organization)

WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY                            10285
---------------------------------------------------------  ----------------------------------------------------
        (Address of principal executive offices)                                (Zip Code)

Registrant's telephone number, including area code   (212) 640-2000
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                    Class                           Outstanding at July 22, 2005
----------------------------------------------      ----------------------------
   Common Shares (par value $.20 per share)             1,240,897,854 shares

                            AMERICAN EXPRESS COMPANY

                                    FORM 10-Q

                                      INDEX

                                                                                            Page No.
                                                                                            --------
Part I.    Financial Information:
           Item 1. Financial Statements

                   Consolidated Statements of Income - Three months
                   ended June 30, 2005 and 2004                                                  1

                   Consolidated Statements of Income - Six months
                   ended June 30, 2005 and 2004                                                  2

                   Consolidated Balance Sheets -June 30, 2005 and
                   December 31, 2004                                                             3

                   Consolidated Statements of Cash Flows - Six
                   months ended June 30, 2005 and 2004                                           4

                   Notes to Consolidated Financial Statements                               5 - 13

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                     14 - 45

           Item 4. Controls and Procedures                                                      45

Part II.   Other Information:                                                                   48

           Item 1. Legal Proceedings                                                            48

           Item 2. Unregistered Sales of Equity Securities and Use of
                   Proceeds                                                                     50

           Item 4. Submission of Matters to a Vote of Security
                   Holders                                                                      51

           Item 6. Exhibits                                                                     51

           Signatures                                                                           52

           Exhibit Index                                                                       E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                Three Months Ended
                                                                     June 30,
                                                               ---------------------
                                                                 2005        2004
                                                               ---------   ---------
Revenues:
     Discount revenue                                          $   2,941   $   2,529
     Net investment income                                           822         785
     Management and distribution fees                                814         724
     Cardmember lending net finance charge revenue                   637         561
     Net card fees                                                   506         472
     Travel commissions and fees                                     502         468
     Other commissions and fees                                      611         565
     Insurance and annuity revenues                                  403         378
     Securitization income, net                                      296         282
     Other                                                           470         468
                                                               ---------   ---------
       Total                                                       8,002       7,232
                                                               ---------   ---------

Expenses:
     Human resources                                               2,092       1,813
     Marketing, promotion, rewards and cardmember services         1,471       1,250
     Provisions for losses and benefits:
       Annuities and investment certificates                         360         314
       Life insurance, international banking and other               308         263
       Charge card                                                   234         189
       Cardmember lending                                            275         314
     Professional services                                           665         576
     Occupancy and equipment                                         426         402
     Interest                                                        251         210
     Communications                                                  124         127
     Other                                                           477         508
                                                               ---------   ---------
       Total                                                       6,683       5,966
                                                               ---------   ---------

Pretax income                                                      1,319       1,266
Income tax provision                                                 306         390
                                                               ---------   ---------
Net income                                                     $   1,013   $     876
                                                               =========   =========

Earnings per Common Share:
     Basic                                                     $    0.82   $    0.69
                                                               =========   =========
     Diluted                                                   $    0.81   $    0.68
                                                               =========   =========

Average common shares outstanding for
 earnings per common share:
     Basic                                                         1,231       1,263
                                                               =========   =========
     Diluted                                                       1,254       1,288
                                                               =========   =========

Cash dividends declared per common share                       $    0.12   $    0.10
                                                               =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                 Six Months Ended
                                                                     June 30,
                                                               ---------------------
                                                                 2005        2004
                                                               ---------   ---------
Revenues:
     Discount revenue                                          $   5,613   $   4,897
     Net investment income                                         1,625       1,526
     Management and distribution fees                              1,612       1,503
     Cardmember lending net finance charge revenue                 1,229       1,102
     Net card fees                                                 1,004         944
     Travel commissions and fees                                     924         885
     Other commissions and fees                                    1,188       1,094
     Insurance and annuity revenues                                  800         742
     Securitization income, net                                      612         512
     Other                                                           968         937
                                                               ---------   ---------
       Total                                                      15,575      14,142
                                                               ---------   ---------

Expenses:
     Human resources                                               4,085       3,592
     Marketing, promotion, rewards and cardmember services         2,829       2,297
     Provisions for losses and benefits:
       Annuities and investment certificates                         679         614
       Life insurance, international banking and other               579         500
       Charge card                                                   449         387
       Cardmember lending                                            570         601
     Professional services                                         1,245       1,115
     Occupancy and equipment                                         832         792
     Interest                                                        470         413
     Communications                                                  253         260
     Other                                                           890       1,057
                                                               ---------   ---------
       Total                                                      12,881      11,628
                                                               ---------   ---------

Pretax income before accounting change                             2,694       2,514
Income tax provision                                                 735         773
                                                               ---------   ---------
Income before accounting change                                    1,959       1,741
Cumulative effect of accounting change, net of tax                     -         (71)
                                                               ---------   ---------
Net income                                                     $   1,959   $   1,670
                                                               =========   =========

Earnings per Common Share -- Basic:
     Income before accounting change                           $    1.59   $    1.37
                                                               =========   =========
     Net income                                                $    1.59   $    1.31
                                                               =========   =========

Earnings per Common Share -- Diluted:
     Income before accounting change                           $    1.56   $    1.34
                                                               =========   =========
     Net income                                                $    1.56   $    1.29
                                                               =========   =========

Average common shares outstanding for
 earnings per common share:
     Basic                                                         1,235       1,270
                                                               =========   =========
     Diluted                                                       1,259       1,296
                                                               =========   =========

Cash dividends declared per common share                       $    0.24   $    0.20
                                                               =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)
                                  (Unaudited)

                                                                      June 30,      December 31,
                                                                        2005            2004
                                                                    ------------    ------------
ASSETS
Cash and cash equivalents                                           $      9,280    $      9,907
Accounts receivable and accrued interest:
    Cardmember receivables, less reserves: 2005, $848; 2004, $806         30,699          30,270
    Other receivables, less reserves: 2005, $84; 2004, $90                 4,431           4,380
Investments                                                               61,411          60,809
Loans:
    Cardmember lending, less reserves: 2005, $888; 2004, $972             27,213          25,933
    International banking, less reserves: 2005, $77; 2004, $95             6,922           6,790
    Other, less reserves: 2005, $27; 2004, $17                             2,572           2,135
Separate account assets                                                   37,433          35,901
Deferred acquisition costs                                                 4,066           3,989
Land, buildings and equipment - at cost, less accumulated
    depreciation: 2005, $3,436; 2004, $3,297                               2,965           3,083
Other assets                                                               8,747           9,441
                                                                    ------------    ------------
    Total assets                                                    $    195,739    $    192,638
                                                                    ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                 $     23,510    $     21,091
Travelers Cheques outstanding                                              7,417           7,287
Accounts payable                                                          10,106           8,291
Insurance and annuity reserves:
    Fixed annuities and variable annuity guarantees                       26,729          27,012
    Life and health policies                                               6,094           5,954
Investment certificate reserves                                           12,174          11,332
Short-term debt                                                           13,369          14,182
Long-term debt                                                            29,901          33,061
Separate account liabilities                                              37,433          35,901
Other liabilities                                                         11,842          12,507
                                                                    ------------    ------------
    Total liabilities                                                    178,575         176,618
                                                                    ------------    ------------

Shareholders' equity:
    Common shares, $.20 par value, authorized 3.6 billion shares;
       issued and outstanding 1,240 million shares in 2005 and
       1,249 million shares in 2004                                          248             250
    Additional paid-in capital                                             7,915           7,316
    Retained earnings                                                      8,697           8,196
    Accumulated other comprehensive income (loss), net of tax:
       Net unrealized securities gains                                       711             760
       Net unrealized derivatives losses                                      (7)           (142)
       Foreign currency translation adjustments                             (384)           (344)
       Minimum pension liability                                             (16)            (16)
                                                                    ------------    ------------
    Total accumulated other comprehensive income                             304             258
                                                                    ------------    ------------
       Total shareholders' equity                                         17,164          16,020
                                                                    ------------    ------------
    Total liabilities and shareholders' equity                      $    195,739    $    192,638
                                                                    ============    ============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)
                                  (Unaudited)

                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      2005         2004
                                                                    ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                          $   1,959    $   1,670
Adjustments to reconcile net income
  to net cash provided by operating activities:
     Provisions for losses and benefits                                 1,240        1,193
     Depreciation and amortization                                        381          367
     Deferred taxes, acquisition costs and other                         (191)         180
     Stock-based compensation                                             158          109
     Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
       Accounts receivable and accrued interest                          (293)        (810)
       Other operating assets                                             635         (208)
       Accounts payable and other liabilities                           1,498          608
     Increase in Travelers Cheques outstanding                            125          283
     Increase in insurance reserves                                       173          113
     Cumulative effect of accounting change, net of tax                     -           71
                                                                    ---------    ---------
NET CASH PROVIDED BY OPERATING ACTIVITIES                               5,685        3,576
                                                                    ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                     4,248        4,314
Maturity and redemption of investments                                  2,900        4,057
Purchase of investments                                                (8,231)      (9,916)
Net increase in cardmember loans/receivables                           (2,012)      (1,242)
Cardmember receivables redeemed from trust                             (1,750)           -
Cardmember loans sold to trust                                          2,394        1,794
Cardmember loans redeemed from trust                                   (1,963)      (2,500)
Loan operations and principal collections, net                           (253)         (45)
Purchase of land, buildings and equipment                                (321)        (330)
Sale of land, buildings and equipment                                     136           22
Acquisitions, net of cash acquired                                        (40)        (162)
                                                                    ---------    ---------
NET CASH USED IN INVESTING ACTIVITIES                                  (4,892)      (4,008)
                                                                    ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in customers' deposits                                     2,761        1,219
Sale of annuities and investment certificates                           5,940        4,958
Redemption of annuities and investment certificates                    (5,261)      (4,453)
Net decrease in debt with maturities of three months or less             (850)      (2,280)
Issuance of debt                                                        4,198        7,626
Principal payments on debt                                             (7,145)      (4,683)
Issuance of American Express common shares                                484          636
Repurchase of American Express common shares                           (1,214)      (1,978)
Dividends paid                                                           (299)        (257)
                                                                    ---------    ---------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                    (1,386)         788
                                                                    ---------    ---------

Effect of exchange rate changes on cash                                   (34)         (11)
                                                                    ---------    ---------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                     (627)         345

Cash and cash equivalents at beginning of period                        9,907        5,726
                                                                    ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $   9,280    $   6,071
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

     The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

     On February 1, 2005, the Company announced plans to pursue a spin-off of American Express Financial Advisors (AEFA) to shareholders. Shareholders would receive 100 percent of the common shares of American Express Financial Corporation (referred to herein by its new name, Ameriprise Financial, Inc. or Ameriprise), through which the financial advisors business is conducted. The Company has received a ruling from the Internal Revenue Service (IRS) to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling, the distribution will qualify as a transaction that is tax free under Section 355 and other related provisions of the Internal Revenue Code of 1986, as amended. In addition, the transaction is conditioned upon the receipt of a favorable opinion of counsel confirming the distribution's tax-free status. The transaction is also subject to certain other conditions, including receipt of necessary regulatory approvals, as well as final board approval. See Note 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and the related registration statement on Form 10 filed by Ameriprise on June 7, 2005 as amended on July 25, 2005 for further discussion of the proposed spin-off. The financial presentation of the Company's AEFA segment differs in certain significant respects from the financial presentation of Ameriprise in the Form 10. The financial statements in the Form 10 were prepared as if Ameriprise were a stand-alone company, and reflect differences in the businesses comprising the Company's AEFA segment and Ameriprise. All discussions that follow describe the Company's business and organization as currently structured.

     Net investment income is presented net of interest expense of $82 million and $50 million for the three months ended June 30, 2005 and 2004, respectively, and $153 million and $101 million for the six months ended June 30, 2005 and 2004, respectively, related primarily to the Company's international banking operations. Cardmember lending net finance charge revenue is presented net of interest expense of $202 million and $136 million for the three months ended June 30, 2005 and 2004, respectively, and $380 million and $263 million for the six months ended June 30, 2005 and 2004, respectively.

     At both June 30, 2005 and December 31, 2004, cash and cash equivalents included $1.0 billion segregated in special bank accounts for the benefit of customers.

     The Company had securitized cardmember receivables totaling $1.9 billion at December 31, 2004 which were included in cardmember receivables on the Consolidated Balance Sheet as they did not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt was included in long-term debt. During June 2005, the remaining $1.9 billion of interests issued by the American Express Master Trust (the Charge Trust) matured. Management anticipates that the Charge Trust will be dissolved during the third quarter 2005. During May 2005, a new trust was established, the American Express Issuance Trust (AEIT), which will be used to securitize cardmember receivables prospectively. Any cardmember receivables securitized through AEIT will also not qualify for off-balance sheet treatment, and, therefore, any interests issued by AEIT will be included in either short term or long term debt, as appropriate.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     RECENTLY ISSUED ACCOUNTING STANDARDS

     In December 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))." Under a rule issued by the Securities and Exchange Commission (SEC) in April 2005, SFAS No. 123(R) is now effective for public companies for annual, rather than interim, periods that begin after June 15, 2005. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. As noted in Note 2 below, the Company adopted, in January 2003, the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" (SFAS No. 123), prospectively for all stock options granted after December 31, 2002. Substantially all stock options for which intrinsic value accounting was continued under Accounting Principles Board (APB) Opinion No. 25 vested by June 30, 2005. SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. The requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. In March 2005, the SEC also issued Staff Accounting Bulletin No. 107 (SAB No. 107), which summarizes the staff's views regarding share-based payment arrangements for public companies. The Company is currently evaluating when it will adopt SFAS No. 123(R) and believes the adoption will not have a material impact on the Company's results of operations or its financial position.

     In December 2004, the FASB issued FASB Staff Position (FSP) FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the Act)" (FSP FAS 109-2), which would allow additional time beyond the financial reporting period of enactment to evaluate the effect of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Act contains a provision that permits an 85% dividends received deduction for qualified repatriations of earnings that would otherwise be permanently reinvested outside the United States. The Company does not plan to repatriate any foreign earnings as a result of the Act.

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

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

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

2.   STOCK-BASED COMPENSATION

     At June 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 for all stock options granted after December 31, 2002. The Company expensed $16 million and $14 million after-tax for the three months ended June 30, 2005 and 2004, respectively, and expensed $39 million and $27 million after-tax for the six months ended June 30, 2005 and 2004, respectively, related to stock options granted January 1, 2003 or later.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," which amended APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about the pro forma effects of SFAS No. 123 on reported net income of stock-based compensation accounted for under APB Opinion No. 25, "Accounting for Stock Issued to Employees." The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three and six months ended June 30, 2005 and 2004:

                                                               Three Months Ended     Six Months Ended
                                                                    June 30,              June 30,
                                                              --------------------  --------------------
     (Millions, except per share amounts)                       2005       2004       2005       2004
                                                              ---------  ---------  ---------  ---------
     Net income as reported:                                  $   1,013  $     876  $   1,959  $   1,670
       Add:  Stock-based employee compensation
         included in reported net income, net of
         related tax effects                                         45         35        103         71
       Deduct:  Total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effects             (46)       (81)      (112)      (163)
                                                              ---------  ---------  ---------  ---------
     Pro forma net income                                     $   1,012  $     830  $   1,950  $   1,578
                                                              =========  =========  =========  =========

     Basic EPS:
       As reported                                            $    0.82  $    0.69   $   1.59  $    1.31
       Pro forma                                              $    0.82  $    0.66   $   1.58  $    1.24
     Diluted EPS:
       As reported                                            $    0.81  $    0.68   $   1.56  $    1.29
       Pro forma                                              $    0.81  $    0.64   $   1.55  $    1.22

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   INVESTMENTS

     The following is a summary of investments at June 30, 2005 and December 31, 2004:

                                                                                          June 30,    December 31,
     (Millions)                                                                             2005          2004
                                                                                         ----------   ------------
     Available-for-Sale securities, at fair value
       (cost: 2005, $55,869; 2004, $54,878)                                              $   57,068   $     56,188
     Investment loans(a)
       (fair value: 2005, $3,661; 2004, $3,776)                                               3,423          3,523
     Trading securities, at fair value and equity method investments in hedge
       funds(b)                                                                                 920          1,098
                                                                                         ----------   ------------
       Total                                                                             $   61,411   $     60,809
                                                                                         ==========   ============

     (a) The carrying value of these assets is at amortized cost, net of reserves totaling $51 million and $56 million at June 30, 2005 and December 31, 2004, respectively.
     (b) Hedge fund investments in which the Company holds an interest that is less than 50% are accounted for under the equity method, which approximates fair value.

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as Available-for-Sale, using the specific identification method, were as follows for the three and six months ended June 30, 2005 and 2004:

                                                               Three Months Ended                   Six Months Ended
                                                                    June 30,                            June 30,
                                                             -----------------------            -------------------------
     (Millions)                                                2005           2004                2005             2004
                                                             --------       --------            --------         --------
     Gross realized gains on sales                           $     85       $     22            $    100         $     43
     Gross realized losses on sales                          $    (29)      $     (6)           $    (38)        $    (11)
     Gross other-than-temporary impairments                  $     -        $    (10)           $     (1)        $    (10)

4.   GUARANTEES

     The Company, through its Travel Related Services (TRS) operating segment, provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within the next 12 months, the aggregate maximum amount of undiscounted future payments associated with such guarantees would not exceed $91 billion at June 30, 2005 and December 31, 2004. The total amount of related liability accrued at June 30, 2005 and December 31, 2004 for such programs was $218 million and $257 million, respectively, which management believes to be adequate based on actual experience. The Company generally has no collateral or other recourse provisions related to these guarantees. Expenses relating to actual claims under these guarantees were approximately $2 million and $5 million for the three months ended June 30, 2005 and 2004, respectively, and $9 million and $11 million for the six months ended June 30, 2005 and 2004, respectively.

     The Company, through its American Express Bank (AEB) operating segment, provides various guarantees to its customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees. Generally, guarantees range in term from three months to one year. AEB receives a fee related to these guarantees, many of which help to facilitate customer cross-border transactions. At June 30, 2005, AEB held $814 million of collateral supporting these guarantees. The following table provides information related to such guarantees as of June 30, 2005 and December 31, 2004:

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

                                                June 30, 2005                       December 31, 2004
                                     -----------------------------------   -----------------------------------
                                      Maximum amount                        Maximum amount
                                     of undiscounted       Amount of       of undiscounted       Amount of
     (Millions)                      future payments   related liability   future payments   related liability
                                     ---------------   -----------------   ---------------   -----------------
     Type of Guarantee:
       Financial letters of credit   $           388   $             1.7   $           295   $             0.4
       Performance guarantees                     76                 0.8                92                 1.1
       Financial guarantees                      545                 0.9               554                 2.0
                                     ---------------   -----------------   ---------------   -----------------
         Total                       $         1,009   $             3.4   $           941   $             3.5
                                     ===============   =================   ===============   =================

5.   COMPREHENSIVE INCOME

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. It is the sum of net income and changes in (i) unrealized gains or losses on Available-for-Sale securities, (ii) unrealized gains or losses on derivatives, (iii) foreign currency translation adjustments and (iv) minimum pension liability adjustment. The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2005 and 2004 were as follows:

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
     (Millions)                                          2005         2004         2005         2004
                                                       ---------    ---------    ---------    ---------
     Net income                                        $   1,013    $     876    $   1,959    $   1,670
     Change in:
       Net unrealized securities gains (losses)              462       (1,081)         (49)        (702)
       Net unrealized derivative (losses) gains              (20)         358          135          325
       Foreign currency translation adjustments              (23)          33          (40)         (20)
                                                       ---------    ---------    ---------    ---------
     Total                                             $   1,432    $     186    $   2,005    $   1,273
                                                       =========    =========    =========    =========

6.   RETIREMENT PLANS

     The components of the net pension cost for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," are as follows:

                                                         Three Months Ended         Six Months Ended
                                                              June 30,                  June 30,
                                                       ----------------------    ----------------------
     (Millions)                                          2005         2004         2005         2004
                                                       ---------    ---------    ---------    ---------
     Service cost                                      $      36    $      33    $      72    $      67
     Interest cost                                            35           32           69           63
     Expected return on plan assets                          (40)         (41)         (81)         (81)
     Amortization of prior service cost                       (1)          (2)          (1)          (3)
     Recognized net actuarial loss                             7            6           14           10
     Settlement/curtailment loss                               2            3            4            6
                                                       ---------    ---------    ---------    ---------
     Net periodic pension benefit cost                 $      39    $      31    $      77    $      62
                                                       =========    =========    =========    =========

     The net periodic postretirement benefit expense recognized for the three months ended June 30, 2005 and 2004 was $10 million and $9 million, respectively, and $20 million for both the six months ended June 30, 2005 and 2004.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   TAXES AND INTEREST

     Net income taxes paid by the Company during the six months ended June 30, 2005 and 2004 were approximately $1.2 billion and $472 million, respectively. The Company paid interest of approximately $1.3 billion and $710 million during the six months ended June 30, 2005 and 2004, respectively.

8.   EARNINGS PER COMMON SHARE

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three and six months ended June 30, 2005 and 2004 are as follows:

                                                                          Three Months Ended            Six Months Ended
                                                                               June 30,                     June 30,
                                                                     ---------------------------   ---------------------------
     (Millions, except per share amounts)                                2005           2004           2005           2004
                                                                     ------------   ------------   ------------   ------------
     NUMERATOR:
       Income before accounting change                               $      1,013   $        876   $      1,959   $      1,741
       Cumulative effect of accounting change, net of tax                       -              -              -            (71)
                                                                     ------------   ------------   ------------   ------------
       Net income                                                    $      1,013   $        876   $      1,959   $      1,670
                                                                     ------------   ------------   ------------   ------------
     DENOMINATOR:
       Basic:  Weighted-average shares outstanding during the
               period                                                       1,231          1,263          1,235          1,270
       Add:  Dilutive effect of stock options, restricted
                 stock awards and other dilutive securities                    23             25             24             26
                                                                     ------------   ------------   ------------   ------------
       Diluted                                                              1,254          1,288          1,259          1,296
                                                                     ------------   ------------   ------------   ------------
     BASIC EPS:
       Income before accounting change                               $       0.82   $       0.69   $       1.59   $       1.37
       Cumulative effect of accounting change, net of tax                       -              -              -          (0.06)
                                                                     ------------   ------------   ------------   ------------
       Net income                                                    $       0.82   $       0.69   $       1.59   $       1.31
                                                                     ------------   ------------   ------------   ------------
     DILUTED EPS:
       Income before accounting change                               $       0.81   $       0.68   $       1.56   $       1.34
       Cumulative effect of accounting change, net of tax                       -              -              -          (0.05)
                                                                     ------------   ------------   ------------   ------------
       Net income                                                    $       0.81   $       0.68   $       1.56   $       1.29
                                                                     ------------   ------------   ------------   ------------

     For the three months ended June 30, 2005 and 2004, the dilutive effect of stock options excludes 20 million and 13 million options, respectively, from the computation of diluted EPS because to do so would have been antidilutive. Similarly, the number of these excluded stock options for the six months ended June 30, 2005 and 2004 was 19 million and 12 million, respectively. As discussed in Note 1 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the convertible debentures issued in November 2003 will not affect the computation of EPS unless the Company's common share price exceeds the base conversion price (currently $69.41 per share). In that scenario, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury stock method. The maximum number of shares issuable under the debentures is 16.7 million.

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

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     network of over 12,000 financial advisors. AEB's products and services include providing private, financial institution and corporate banking; personal financial services and global trading. The Company operates on a global basis, although the principal market for financial advisory services is the United States.

     The following table presents certain information regarding these operating segments, based on management's evaluation and internal reporting structure, for the three and six months ended June 30, 2005 and 2004. For certain income statement items that are affected by asset securitizations at TRS, data are provided on both a GAAP basis, as well as on a managed basis, which excludes the effect of securitizations. Pretax income and net income are the same under both a GAAP and managed basis. See TRS Results of Operations section of MD&A for further information regarding the effect of securitizations on the financial statements.

                                                                         Three Months Ended             Six Months Ended
                                                                              June 30,                       June 30,
                                                                     ---------------------------   ---------------------------
     (Millions)                                                          2005           2004           2005           2004
                                                                     ------------   ------------   ------------   ------------
     REVENUES (GAAP BASIS):
     Travel Related Services                                         $      5,974   $      5,378   $     11,556   $     10,428
     American Express Financial Advisors                                    1,908          1,737          3,769          3,465
     American Express Bank                                                    208            203            415            413
     Corporate and Other                                                      (88)           (86)          (165)          (164)
                                                                     ------------   ------------   ------------   ------------
     Total                                                           $      8,002   $      7,232   $     15,575   $     14,142
                                                                     ============   ============   ============   ============

     REVENUES (MANAGED BASIS):
     Travel Related Services                                         $      6,183   $      5,574   $     11,971   $     10,903
     American Express Financial Advisors                                    1,908          1,737          3,769          3,465
     American Express Bank                                                    208            203            415            413
     Corporate and Other                                                      (88)           (86)          (165)          (164)
                                                                     ------------   ------------   ------------   ------------
     Total                                                           $      8,211   $      7,428   $     15,990   $     14,617
                                                                     ============   ============   ============   ============

     PRETAX INCOME (LOSS) BEFORE ACCOUNTING
     CHANGE:
     Travel Related Services                                         $      1,168   $      1,079   $      2,340   $      2,052
     American Express Financial Advisors                                      177            264            412            581
     American Express Bank                                                     45             42             91             90
     Corporate and Other                                                      (71)          (119)          (149)          (209)
                                                                     ------------   ------------   ------------   ------------
     Total                                                           $      1,319   $      1,266   $      2,694   $      2,514
                                                                     ============   ============   ============   ============

     INCOME (LOSS) BEFORE ACCOUNTING CHANGE:
     Travel Related Services                                         $        808   $        732   $      1,609   $      1,397
     American Express Financial Advisors                                      140            174            306            402
     American Express Bank                                                     61             28             91             58
     Corporate and Other                                                        4            (58)           (47)          (116)
                                                                     ------------   ------------   ------------   ------------
     Total                                                           $      1,013   $        876   $      1,959   $      1,741
                                                                     ============   ============   ============   ============

     NET INCOME (LOSS):
     Travel Related Services                                         $        808   $        732   $      1,609   $      1,397
     American Express Financial Advisors*                                     140            174            306            331
     American Express Bank                                                     61             28             91             58
     Corporate and Other                                                        4            (58)           (47)          (116)
                                                                     ------------   ------------   ------------   ------------
     Total*                                                          $      1,013   $        876   $      1,959   $      1,670
                                                                     ============   ============   ============   ============

* RESULTS FOR THE SIX MONTHS ENDED JUNE 30, 2004 REFLECT A $109 MILLION NON-CASH PRETAX CHARGE ($71 MILLION AFTER-TAX) RELATED TO THE JANUARY 1, 2004 ADOPTION OF SOP 03-1.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

10.  RESTRUCTURING CHARGES

     As discussed in Note 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company recorded aggregate restructuring charges of $102 million ($66 million after-tax) for initiatives executed during 2004. During the first quarter of 2005, the Company recorded additional charges of $10 million relating principally to the restructuring activities associated with its business travel operations. During the second quarter of 2005, the Company recorded restructuring charges of $89 million principally related to TRS' international payments business, business travel operations and the finance and technologies functions, of which $80 million reflected severance and related costs and is included in human resources expenses and $9 million reflected other exit costs and is included in other expenses. The following table summarizes by category the Company's aggregate restructuring charge activity for the six months ended June 30, 2005:

                                                                                     AMERICAN
                                                                        TRAVEL        EXPRESS        AMERICAN
                                                                        RELATED      FINANCIAL       EXPRESS
     (Millions)                                                        SERVICES       ADVISORS         BANK          TOTAL
                                                                     ------------   ------------   ------------   ------------
     SEVERANCE
        Liability balance at December 31, 2004                       $         36   $          2   $         30   $         68
        Cash paid                                                             (26)             -             (1)           (27)
        Charges (reversals)                                                     9             (1)             -              8
                                                                     ------------   ------------   ------------   ------------
        Liability balance at March 31, 2005                                    19              1             29             49
        Cash paid                                                             (18)             -            (17)           (35)
        Charges                                                                80              -              -             80
                                                                     ------------   ------------   ------------   ------------
        Liability balance at June 30, 2005                                     81              1             12             94
                                                                     ------------   ------------   ------------   ------------

     OTHER
        Liability balance at December 31, 2004                       $          8   $          -   $          5   $         13
        Cash paid                                                              (4)             -              -             (4)
        Charges                                                                 1              -              -              1
                                                                     ------------   ------------   ------------   ------------
        Liability balance at March 31, 2005                                     5              -              5             10
        Cash paid                                                              (4)             -             (3)            (7)
        Charges                                                                 9              -              -              9
                                                                     ------------   ------------   ------------   ------------
        Liability balance at June 30, 2005                                     10              -              2             12
                                                                     ------------   ------------   ------------   ------------
     Total liability balance at June 30, 2005                        $         91   $          1   $         14   $        106
                                                                     ============   ============   ============   ============

11.  INCOME TAX EXAMINATIONS

     The Company is under continuous examination by the IRS and regularly audited by tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available or when an event occurs necessitating a change to the reserves.

     For the three months ended June 30, 2005, the Company recognized an income tax benefit of $90 million related to the resolution of certain matters with the IRS. The IRS is evaluating certain other tax items that may result in additional tax benefits. The resolution of these tax matters is not expected to have a material effect on

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     the Company's financial condition, although a resolution could have a material impact on the Company's results of operations for a particular future period and on the Company's effective tax rate.

12.  INSURANCE SETTLEMENT

     On September 11, 2001, the U.S. experienced terrorist attacks. The Company's headquarters building sustained significant damage which caused substantial business interruption when the World Trade Center complex, located across the street from our headquarters, was destroyed in the attacks and the Company relocated its New York staff to interim facilities. In the second quarter of 2005, the Company settled its claim with its insurance carriers related to the events of September 11, 2001. The impact of the settlement was a net benefit of $115 million ($75 million after-tax) resulting from the recovery of September 11, 2001 related insurance claims and was recorded as a reduction of other operating expenses.

13.  SUBSEQUENT EVENT

     In August 2005, the Company announced an agreement to sell its accounting and consulting business unit, American Express Tax and Business Services
     (TBS) for a purchase price of approximately $220 million. The transaction is expected to close in the third quarter of 2005, subject to certain regulatory approvals. The Company does not expect the gain on the sale of TBS to have a material impact on the third quarter results as the Company also expects to incur unrelated costs associated with global reengineering initiatives. The sale is also not expected to have a material impact on the Company's ongoing earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company is engaged in a variety of businesses comprising three operating segments: Travel Related Services (TRS), American Express Financial Advisors (AEFA) and American Express Bank (AEB).

TRS includes a broad range of products including charge and credit cards; stored value products such as Travelers Cheques, Travelers Cheque cards and gift cards; travel agency services and travel, entertainment and purchasing expense management services; network services and merchant acquisition and merchant processing for our network partners and proprietary payments businesses. TRS' various products are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations and banking institutions. These products are sold through various channels including direct mail, on-line applications, targeted sales-forces and direct response advertising.

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

TRS believes that its "spend-centric" business model (in which it focuses primarily on generating revenues by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. For merchants, the higher spending represents greater value to them in the form of higher sales and loyal customers, which gives TRS the ability to earn a premium discount rate. As a result of the higher revenues generated from higher spending, TRS has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

During the three and six months ended June 30, 2005, the TRS segment accounted for approximately 75 percent and 74 percent of the Company's total revenues, respectively, and 80 percent and 82 percent of the Company's net income, respectively.

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

On February 1, 2005, the Company announced plans to pursue a spin-off of AEFA to shareholders. Shareholders would receive 100 percent of the common shares of American Express Financial Corporation (referred to herein by its new name, Ameriprise Financial, Inc. or Ameriprise), through which the financial advisors business is conducted. The Company has received a ruling from the Internal Revenue Service (IRS) to the effect that, based on certain facts, assumptions, representations and undertakings set forth in the ruling the distribution will qualify as a transaction that is tax free under
Section 355 and other related provisions of the Internal Revenue Code of 1986, as amended. In addition, the transaction is conditioned upon the receipt of a favorable opinion of counsel confirming the distribution's tax-free status. The transaction is also subject to certain other conditions, including receipt of necessary regulatory approvals, as well as final board approval. Expenses related to this spin-off will be reflected in each quarter as incurred. See Note 23 in the Company's Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 in the Company's Quarterly Report on Form 10-Q for the three months ended March 31, 2005 and the related registration statement on Form 10 filed by Ameriprise on June 7, 2005 as amended on July 25, 2005 for further discussion of the proposed spin-off. The financial presentation of the Company's AEFA segment differs in certain significant respects from the financial presentation of Ameriprise in the Form 10. The financial statements in the Form 10 were prepared as if Ameriprise were a stand-alone company, and reflect differences in the businesses comprising the Company's AEFA segment and Ameriprise. All discussions that follow describe the Company's business and organization as currently structured.

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

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The Company's consolidated net income rose 16 percent to $1.0 billion and diluted earnings per share (EPS) rose 19 percent to $0.81 in the three-month period ended June 30, 2005 as compared to the same period a year ago. On a trailing 12-month basis, return on average shareholders' equity was 23.1 percent.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased revenue and expense growth by approximately 1 and 2 percentage points, respectively, for the three months ended June 30, 2005.

Results for the three months ended June 30, 2005 included the following items:

     - A tax benefit of approximately $90 million resulting from a Federal tax audit,

     - A $115 million benefit ($75 million after-tax) related to the settlement of an insurance claim associated with September 11, 2001,

     - $102 million ($66 million after-tax) of reengineering costs principally related to restructuring costs within the International Payments business, the Corporate Travel business and the Finance and Technologies functions,

     - $59 million of costs ($38 million after-tax) related to the spin-off of American Express Financial Advisors, and

     - Costs associated with various securities industry legal and regulatory matters of $35 million ($23 million after-tax).

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the three months ended June 30, 2005 were $8.0 billion, up 11 percent from $7.2 billion in the same period a year ago reflecting 11 percent growth at TRS, 10 percent growth at AEFA and a 2 percent increase at AEB. As discussed in further detail below, the increase in the second quarter was due primarily to higher discount revenue, increased management and distribution fees, greater cardmember lending net finance charge revenue and higher net investment income.

Discount revenue at TRS rose 16 percent to $2.9 billion as compared to a year ago as a result of an 18 percent increase in worldwide billed business, reflecting a 13 percent increase in average cardmember spending per proprietary basic card and 8 percent growth in cards-in-force, offset in part by a lower average discount rate.

Net investment income of $822 million increased 5 percent over the year ago period primarily as a result of a 6 percent increase at AEFA that was partially offset by lower net interest income at AEB. The increase at AEFA reflects higher levels of invested assets and the impact of higher net investment gains versus the prior year principally as a result of a $36 million gain from the sale of all of AEFA's interest in a collateralized debt obligation (CDO) securitization trust.

Management and distribution fees at AEFA increased 12 percent to $814 million reflecting higher levels of assets under management and higher fees from sales of non-proprietary products, primarily wrap accounts.

Cardmember lending net finance charge revenue at TRS of $637 million rose 14 percent, reflecting 6 percent growth in the average balance of the owned cardmember lending portfolio and a higher portfolio yield.

EXPENSES
Consolidated expenses for the three months ended June 30, 2005 were $6.7 billion, up 12 percent from $6.0 billion for the same period in 2004 reflecting increases of 12 percent at TRS and 17 percent at AEFA while AEB was essentially flat. As discussed in further detail below, the increase in the second quarter of 2005 was primarily driven by higher expenses for human resources, increased marketing, promotion, rewards and cardmember services expenses, larger total provisions for losses and benefits and greater professional services expenses, partially offset by lower other expenses. Consolidated expenses for the three months ended June 30, 2005 include $102 million of reengineering costs principally related to $89 million of restructuring costs within TRS' international payments business, business travel operations and the finance and technologies functions, of which $80 million represents severance and related costs and is included in human resources expenses and $9 million related to other exit costs and is included in other expenses; $59 million of spin-off related expenses principally at AEFA; and $35 million of costs associated with various securities industry legal and regulatory matters at AEFA. These expenses were offset by a $115 million benefit from the recovery of insurance claims associated with September 11, 2001, of which $90 million was recognized at TRS, $21 million at Corporate and Other and $2 million each at AEFA and AEB.

Human resources expenses increased 15 percent to $2.1 billion due to severance related costs resulting from the restructuring initiatives noted above, increased costs related to management incentives, including the impact of an additional year of higher stock-based compensation expenses, merit increases, and employee benefit expenses. The higher stock-based compensation expense from stock options reflects the Company's decision to expense stock options beginning in 2003, partially offset by the decision to issue fewer stock options. Higher expense related to restricted stock awards reflects the Company's decision to modify compensation practices and use restricted stock awards in place of stock options for middle management.

Marketing, promotion, rewards and cardmember services expenses increased 18 percent to $1.5 billion versus a year ago primarily due to an 18 percent increase at TRS, reflecting higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses was primarily driven by the Company's recent global brand advertising campaign and continued focus on business-building initiatives. Rewards costs reflect significant volume growth, higher redemption rates and strong cardmember loyalty program participation. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

Total provisions for losses and benefits increased 9 percent to $1.2 billion over last year, primarily resulting from increases in the charge card and other provisions at TRS and increased interest credited on investment certificates at AEFA. These increases were partially offset by decreased cardmember lending provisions at TRS.

Professional services expenses increased 16 percent to $665 million primarily due to increased technology costs related to higher business and service-related volumes at TRS and spin-off related costs, primarily at AEFA. Other expenses decreased 7 percent to $477 million primarily reflecting the $115 million insurance recovery discussed previously and lower expenses as a result of the third quarter 2004 sale of the ATM business in TRS, partially offset by increased costs related to restructuring and reengineering activities and higher business volumes, primarily at TRS, and $35 million of costs associated with various securities industry legal and regulatory matters at AEFA (see Mutual Fund Industry Developments below for further discussion).

The effective tax rate was 23 and 31 percent for the three-month periods ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate for the three month period ended June 30, 2005 primarily reflects the impact of the $90 million benefit resulting from an IRS audit of previous years' tax returns. Of this amount, $49 million was recognized in the Corporate and Other segment, $33 million in AEB, $5 million in TRS and $3 million in AEFA.

As previously disclosed, the Company expects to continue to incur expenses related to the proposed tax-free spin-off of AEFA, which cumulatively will be significant. The Company plans to provide a $1 billion capital infusion to Ameriprise prior to the spin-off. A portion of the capital contribution from the Company will pre-fund an estimated $875 million in pretax separation costs to be borne by Ameriprise, of which approximately $340 million is expected to be incured in 2005. In addition, the American Express Parent expects to incur approximately $70 million of pretax separation costs, $50 million of which will be incurred in 2005. To date, the Company on a consolidated basis has incurred total spin-off related costs of $59 million ($38 million after-tax) in second quarter of 2005 and $22 million ($14 million after-tax) in first quarter of 2005. The transaction is expected to occur late in the third quarter of this year.

In August 2005, the Company announced an agreement to sell its accounting and consulting business unit, American Express Tax and Business Services (TBS) for a purchase price of approximately $220 million. The transaction is expected to close in the third quarter of 2005, subject to certain regulatory approvals. The sale is not expected to have a material impact on the Company's ongoing earnings.

In addition, the Company does not expect the gain on the sale of TBS to have a material impact on the third quarter results as the Company continues to engage in various reengineering activities, which are expected to result in significant expenses during the next several quarters. The Company is also working with tax authorities to complete tax audits for certain prior years, the completion of which may result in the Company's recognizing significant benefits.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND
2004

The Company's consolidated net income rose 17 percent to $2.0 billion and diluted earnings per share (EPS) rose 21 percent to $1.56 in the six-month period ended June 30, 2005 as compared to a year ago. The Company's consolidated income before the prior year's accounting change rose 13 percent and diluted EPS before accounting change rose 16 percent. On a trailing 12-month basis, return on average shareholders' equity was 23.1 percent.

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

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the six months ended June 30, 2005.

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the six months ended June 30, 2005 were $15.6 billion, up 10 percent from $14.1 billion in the same period a year ago reflecting 11 percent growth at TRS, 9 percent growth at AEFA and a slight increase at AEB. As discussed in further detail below, the increase in the first half of 2005 was due primarily to higher discount revenue, increased management and distribution fees, greater cardmember lending net finance charge revenue and increased net investment income.

Discount revenue at TRS rose 15 percent to $5.6 billion as compared to a year ago as a result of an 18 percent increase in worldwide billed business, reflecting an 11 percent increase in average cardmember spending per proprietary basic card and 8 percent growth in cards-in-force, offset in part by a lower average discount rate.

Net investment income of $1.6 billion increased 7 percent over the year ago period primarily as a result of a 9 percent increase at AEFA that was partially offset by lower net interest income at AEB. The increase at AEFA reflects higher levels of invested assets and the effect of net investment gains in 2005 compared to net investment losses in 2004.

Management and distribution fees at AEFA increased 7 percent to $1.6 billion primarily reflecting higher levels of assets under management and higher fees earned on wrap accounts and brokered mutual funds.

Cardmember lending net finance charge revenue at TRS of $1.2 billion rose 12 percent, reflecting 6 percent growth in the average balance of the owned cardmember lending portfolio and a higher portfolio yield.

EXPENSES
Consolidated expenses for the six months ended June 30, 2005 were $12.9 billion, up 11 percent from $11.6 billion for the same period in 2004 reflecting increases of 10 percent at TRS and 16 percent at AEFA. As discussed in further detail below, the increase in the first half of 2005 was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, greater human resources costs, greater provisions for losses and benefits and increased professional services expenses, which were partially offset by lower other expenses. Consolidated expenses for the six months ended June 30, 2005 include $123 million of reengineering costs principally related to restructuring costs within TRS' international payments business, business travel operations and the finance and technologies functions, of which $89 million represents severance and related costs and is included in human resources expenses; $81 million of spin-off related expenses principally at AEFA; and $70 million of costs associated with various securities industry legal and regulatory matters at AEFA. These expenses were offset by a $115 million benefit from the recovery of insurance claims associated with September 11, 2001, of which $90 million was recognized at TRS, $21 million at Corporate and Other and $2 million each at AEFA and AEB.

Human resources expenses increased 14 percent to $4.1 billion due to severance related costs resulting from the restructuring initiatives noted above, increased costs related to management incentives, including the impact of an additional incremental year of higher stock-based compensation expenses, merit increases and employee benefit expenses as previously discussed. The increase in human resources expenses also includes the first quarter 2004 impact of the $44 million deferred acquisition cost (DAC) valuation benefit at AEFA reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. The total DAC valuation benefit of $66 million (including the $22 million benefit noted below) and the impact of the adoption of SOP 03-1 are discussed in the AEFA Results of Operations section below.

Marketing, promotion, rewards and cardmember services expenses increased 23 percent to $2.8 billion versus a year ago primarily due to a 23 percent increase at TRS, reflecting higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses was primarily driven by the Company's recent global brand advertising campaign and continued focus on business-building initiatives. Rewards costs reflect significant volume growth, higher redemption rates and strong cardmember loyalty program participation.

Total provisions for losses and benefits increased 8 percent to $2.3 billion over last year, primarily resulting from increases in the charge card and other provisions at TRS and increased interest credited on investment certificates and higher losses and expenses on property-casualty insurance at AEFA. These increases were partially offset by decreased cardmember lending provisions at TRS.

Professional services expenses increased 12 percent to $1.2 billion primarily due to increased technology costs related to higher business and service-related volumes at TRS and spin-off related costs, primarily at AEFA. Other expenses decreased 16 percent to $890 million primarily reflecting the $115 million insurance recovery discussed previously and lower expenses as a result of the third quarter 2004 sale of the ATM business in TRS partially offset by increased costs related to restructuring and reengineering activities and higher business volumes, primarily at TRS. These decreases were partially offset by increased expenses related to securities industry legal and regulatory matters at AEFA (see Mutual Fund Industry Developments below for further discussion) offset by the impact of $22 million DAC valuation benefit in the first quarter 2004 at AEFA.

The effective tax rate was 27 and 31 percent for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate for the six-month period ended June 30, 2005 reflects the impact of a $90 million benefit resulting from an IRS audit of previous years' tax returns discussed earlier.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 18 to 20 percent return on equity and 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. Assuming the completion of the AEFA spin-off discussed above, the Company plans to raise its return on equity target to 28 to 30 percent while maintaining a 65 percent payout of capital generated. During the six months ended June 30, 2005, the Company paid $299 million in dividends and continued share repurchases as discussed below.

SHARE REPURCHASES
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the six months ended June 30, 2005, the Company repurchased 22.8 million common shares at an average price of $53.33. Since the inception of the share repurchase program in September 1994, 518.3 million shares have been acquired under total authorizations to repurchase up to 570 million shares, including purchases made under past agreements with third parties. The lower repurchase activity during the first six months of 2005 compared to the same period last year reflects a more measured approach to repurchases as the Company evaluates the capital implications of the anticipated AEFA spin-off.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES
The Company generated net cash provided by operating activities in amounts greater than net income for both the six months ended June 30, 2005 and 2004 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

CASH FLOWS FROM INVESTING ACTIVITIES
The Company's investing activities primarily include funding TRS' cardmember loans and receivables and AEFA's Available-for-Sale investment portfolio.

For the six months ended June 30, 2005 and 2004, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans at TRS and increases in investments due to the cumulative benefit of sales of annuities, insurance and certificate products at AEFA.

CASH FLOWS FROM FINANCING ACTIVITIES
The Company's financing activities primarily include the issuance of debt and AEFA's sale of annuities and investment certificates, in addition to taking customer deposits. The Company also regularly repurchases its common shares.

For the six months ended June 30, 2005, net cash was used in financing activities versus net cash provided by financing activities for the same period a year ago primarily due to a net decrease in total debt versus a net increase in 2004, partially offset by increases in customers' deposits, a reduced amount of share repurchase activity and net increases in sales of annuities and investment certificates.

PARENT COMPANY FUNDING
At June 30, 2005, the Parent Company had $4.3 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, TRS; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and AEB have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At June 30, 2005, $3.2 billion was outstanding under this program.

The Board of Directors authorized a Parent Company commercial paper program supported by the multi-purpose bank credit facility discussed below. There was no Parent Company commercial paper outstanding as of June 30, 2005 and no borrowings have been made under its bank credit facility. As of June 30, 2005, the Company maintained total bank lines of credit totaling $13.9 billion, which included $0.6 billion allocated to the Parent Company. During April 2005, the Company renewed and extended a total of $7 billion of these credit line facilities. In connection with the renewal and extension, the Company renegotiated the consolidated tangible net worth covenant contained therein (as well as in the remaining credit facility containing such covenant) to provide for an adjustment upon completion of the proposed spin-off of the shares of Ameriprise. This covenant is applicable only to the Parent Company's credit lines. Under the terms of this covenant, the Parent Company's right to borrow under the credit facilities is subject to the Company's maintaining consolidated tangible net worth (as defined under the credit facilities) of not less than $9 billion until the completion of the proposed spin-off. After completion of the proposed spin-off, the amount required under the consolidated tangible net worth covenant would be reduced by approximately 70% of Ameriprise's pre-spin-off contribution to the Company's consolidated tangible net worth.

TRAVEL RELATED SERVICES

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                             STATEMENTS OF INCOME

(Dollars in millions)                      Three Months Ended                       Six Months Ended
                                                June 30,                               June 30,
                                        -----------------------   Percentage    -----------------------   Percentage
                                           2005         2004       Inc/(Dec)       2005         2004       Inc/(Dec)
                                        ----------   ----------   ----------    ----------   ----------   ----------
Net revenues:
    Discount revenue                    $    2,941   $    2,529         16.3%   $    5,613   $    4,897         14.6%
    Lending:
        Finance charge revenue                 839          697         20.5         1,609        1,365         17.9
        Interest expense                       202          136         48.7           380          263         44.6
                                        ----------   ----------                 ----------   ----------
           Net finance charge revenue          637          561         13.7         1,229        1,102         11.5
    Net card fees                              506          472          7.0         1,004          944          6.3
    Travel commissions and fees                502          468          7.1           924          885          4.3
    Other commissions and fees                 602          551          9.3         1,165        1,061          9.8
    Travelers Cheque investment
      income                                    94           95         (1.1)          188          188          0.1
    Securitization income, net                 296          282          4.8           612          512         19.4
    Other revenues                             396          420         (5.3)          821          839         (1.9)
                                        ----------   ----------                 ----------   ----------
           Total net revenues                5,974        5,378         11.1        11,556       10,428         10.8
                                        ----------   ----------                 ----------   ----------

Expenses:
    Marketing, promotion, rewards
      and cardmember services                1,440        1,225         17.6         2,756        2,248         22.6
    Provision for losses and claims:
        Charge card                            234          189         23.4           449          387         15.9
        Lending                                275          314        (12.4)          570          601         (5.1)
        Other                                   72           33            #           107           62         71.8
                                        ----------   ----------                 ----------   ----------
           Total                               581          536          8.4         1,126        1,050          7.2
    Charge card interest expense               211          175         19.9           387          343         12.7
    Human resources                          1,224        1,081         13.1         2,367        2,146         10.3
    Other operating expenses:
      Professional services                    538          488         10.3         1,020          957          6.6
      Occupancy and equipment                  342          313          9.3           665          621          7.1
      Communications                           110          114         (3.5)          225          235         (4.3)
      Other                                    360          367         (1.7)          670          776        (13.4)
                                        ----------   ----------                 ----------   ----------
        Total other operating
        expenses                             1,350        1,282          5.4         2,580        2,589         (0.3)
                                        ----------   ----------                 ----------   ----------
           Total expenses                    4,806        4,299         11.8         9,216        8,376         10.0
                                        ----------   ----------                 ----------   ----------
Pretax income                                1,168        1,079          8.2         2,340        2,052         14.0
Income tax provision                           360          347          3.8           731          655         11.5
                                        ----------   ----------                 ----------   ----------
Net income                              $      808   $      732         10.4    $    1,609   $    1,397         15.2
                                        ==========   ==========                 ==========   ==========

# - Denotes a variance of more than 100%.

TRS reported net income of $808 million for the three month period ended June 30, 2005, a 10 percent increase from $732 million for the same period a year ago. For the six month period ended June 30, 2005, TRS reported net income of $1.6 billion, a 15 percent increase from $1.4 billion for the same period a year ago.

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

On a GAAP basis, results reflect net securitization income, which is comprised of the non-credit provision components of the net gains and charges from securitization activities, the amortization and related impairment charges, if any, of the interest-only strip, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans, and servicing income, net of related discounts or fees. Excess spread, which is the net positive cash flow from interest and fee collections allocated to the investor's interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses is recognized in securitization income as it is earned. Net securitization income of $296 million and $612 million for the three and six months ended June 30, 2005, respectively, increased 5 percent and 19 percent versus the same periods a year ago primarily due to a greater average balance of securitized loans, a higher portfolio yield and a decrease in the portfolio write-offs, partially offset by greater interest expense due to a higher coupon rate paid to certificate holders and an increase in the payment speed of the trust assets. See Selected Statistical Information below for data relating to TRS' owned loan portfolio.

During the three months ended June 30, 2005 and 2004, TRS recognized net gains, including the credit components, of $1 million ($1 million after-tax) and $9 million ($6 million after-tax), respectively, from net securitization activities. For the three months ended June 30, 2005, the net gains consisted of $38 million of income from the securitization of $1.2 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $37 million of charges related to the maturity of $1.0 billion of previously outstanding issuances. For the three months ended June 30, 2004, the net gains consisted of $119 million of income from the securitization of $1.0 billion of cardmember loans, including the impact of the related credit reserves on the sold loans, and the sale of $1.4 billion of certain retained interests of previous securitization activities. This amount was partially offset by $110 million of charges related to the maturity of $2.5 billion of securitizations.

During the six months ended June 30, 2005 and 2004, TRS recognized net gains, including the credit components, of $7 million ($5 million after-tax) and $17 million ($11 million after-tax), respectively, from net securitization activities. For the six months ended June 30, 2005, the net gains consisted of $79 million of income from the securitization of $2.4 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $72 million of charges related to the maturity of $2.0 billion of previously outstanding issuances. For the six months ended June 30, 2004, the net gains consisted of $158 million of income from the securitization of $1.8 billion of cardmember loans, including the impact of the related credit reserves on the sold loans, and the sale of $1.4 billion of certain retained interests from previous securitization activities. This amount was partially offset by $141 million of charges related to the maturity of $2.5 billion of securitizations and changes in interest-only strip assumptions.

Management views any net gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended June 30, 2005 and 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $1 million and $6 million, respectively, and other operating expenses of nil and $3 million, respectively. Similarly, the managed basis presentation for the six months ended June 30, 2005 and 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $5 million and $10 million, respectively, and other operating expenses of $2 million and $7 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated in the managed basis presentations. The following tables reconcile the GAAP basis for certain TRS income statement line items to the managed basis information, where different.

GAAP BASIS TO MANAGED BASIS RECONCILIATION -- EFFECT OF SECURITIZATIONS

THREE MONTHS ENDED JUNE 30, (Dollars in millions)

                                       GAAP Basis                  Securitization Effect                 Managed Basis
                          ------------------------------------    ----------------------------------------------------------------
                                                    Percentage                                                          Percentage
                            2005          2004       Inc/(Dec)       2005          2004          2005          2004     Inc/(Dec)
                          ------------------------------------    ----------------------------------------------------------------
Net revenues:
  Discount revenue        $    2,941   $    2,529         16.3%
  Lending:
    Finance charge
      revenue                    839          697         20.5    $      618    $      489    $    1,457   $    1,186         23.0%
    Interest expense             202          136         48.7           164            61           366          197         86.7
                          -----------------------                 ---------------------------------------------------
      Net finance
        charge revenue           637          561         13.7           454           428         1,091          989         10.4
  Net card fees                  506          472          7.0
  Travel commissions
    and fees                     502          468          7.1
  Other commissions
    and fees                     602          551          9.3            51            50           653          601          8.7
  Travelers Cheque
    investment income             94           95         (1.1)
  Securitization
    income, net                  296          282          4.8          (296)         (282)            -            -            -
  Other revenues                 396          420         (5.3)
                          -----------------------                 ---------------------------------------------------
    Total net revenues         5,974        5,378         11.1           209           196         6,183        5,574         10.9
                          -----------------------                 ---------------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services        1,440        1,225         17.6            (1)           (6)        1,439        1,219         18.0
  Provision for losses
    and claims:
      Charge card                234          189         23.4
      Lending                    275          314        (12.4)          210           205           485          519         (6.3)
      Other                       72           33            #
                          -----------------------                 ---------------------------------------------------
        Total                    581          536          8.4           210           205           791          741          7.0
                          -----------------------                 ---------------------------------------------------
  Charge card
    interest expense             211          175         19.9
  Human resources              1,224        1,081         13.1
  Other operating
    expenses:
    Professional services        538          488         10.3
    Occupancy and
        equipment                342          313          9.3
    Communications               110          114         (3.5)
    Other                        360          367         (1.7)            -            (3)          360          364         (0.9)
                          -----------------------                 ---------------------------------------------------
       Total                   1,350        1,282          5.4             -            (3)        1,350        1,279          5.7
                          -----------------------                 ---------------------------------------------------
         Total expenses        4,806        4,299         11.8    $      209    $      196    $    5,015   $    4,495         11.6
                          -----------------------                 ---------------------------------------------------
Pretax income                  1,168        1,079          8.2
Income tax provision             360          347          3.8
                          -----------------------
Net income                $      808   $      732         10.4
                          =======================

SIX MONTHS ENDED JUNE 30, (Dollars in millions)

                                       GAAP Basis                  Securitization Effect                 Managed Basis
                          ------------------------------------    ----------------------------------------------------------------
                                                    Percentage                                                          Percentage
                            2005          2004       Inc/(Dec)       2005          2004          2005          2004     Inc/(Dec)
                          ------------------------------------    ----------------------------------------------------------------
Net revenues:
  Discount revenue        $    5,613   $    4,897         14.6%
  Lending:
    Finance charge
      revenue                  1,609        1,365         17.9    $    1,227    $    1,028    $    2,836   $    2,393         18.6%
    Interest expense             380          263         44.6           304           144           684          407         68.4
                          -----------------------                 ---------------------------------------------------
      Net finance
        charge revenue         1,229        1,102         11.5           923           884         2,152        1,986          8.4
  Net card fees                1,004          944          6.3
  Travel commissions
    and fees                     924          885          4.3
  Other commissions
    and fees                   1,165        1,061          9.8           104           103         1,269        1,164          8.9
  Travelers Cheque
    investment income            188          188          0.1
  Securitization
    income, net                  612          512         19.4          (612)         (512)            -            -            -
  Other revenues                 821          839         (1.9)
                          -----------------------                 ---------------------------------------------------
    Total net revenues        11,556       10,428         10.8           415           475        11,971       10,903          9.8
                          -----------------------                 ---------------------------------------------------
Expenses:
  Marketing, promotion,
    rewards and
    cardmember services        2,756        2,248         22.6            (5)          (10)        2,751        2,238         22.9
  Provision for losses
    and claims:
      Charge card                449          387         15.9
      Lending                    570          601         (5.1)          422           492           992        1,093         (9.2)
      Other                      107           62         71.8
                          -----------------------                 ---------------------------------------------------
        Total                  1,126        1,050          7.2           422           492         1,548        1,542          0.4
                          -----------------------                 ---------------------------------------------------
  Charge card
    interest expense             387          343         12.7
  Human resources              2,367        2,146         10.3
  Other operating
    expenses:
    Professional services      1,020          957          6.6
    Occupancy and
        equipment                665          621          7.1
    Communications               225          235         (4.3)
    Other                        670          776        (13.4)           (2)           (7)          668          769        (13.1)
                          -----------------------                 ---------------------------------------------------
       Total                   2,580        2,589         (0.3)           (2)           (7)        2,578        2,582         (0.1)
                          -----------------------                 ---------------------------------------------------
         Total expenses        9,216        8,376         10.0    $      415    $      475    $    9,631   $    8,851          8.8
                          -----------------------                 ---------------------------------------------------
Pretax income                  2,340        2,052         14.0
Income tax provision             731          655         11.5
                          -----------------------
Net income                $    1,609   $    1,397         15.2
                          =======================

                       SELECTED STATISTICAL INFORMATION

(Amounts in billions, except percentages and where indicated)

                                    Three Months Ended                  Six Months Ended
                                         June 30,                           June 30,
                                    -------------------   Percentage   -------------------   Percentage
                                      2005       2004     Inc/(Dec)      2005       2004     Inc/(Dec)
                                    --------   --------   ----------   --------   --------   ----------
Total cards-in-force (millions):*
 United States                          41.0       37.5          9.3%      41.0       37.5          9.3%
 Outside the United States              26.3       25.0          5.1       26.3       25.0          5.1
                                    --------   --------                --------   --------
  Total                                 67.3       62.5          7.6       67.3       62.5          7.6
                                    ========   ========                ========   ========
Basic cards-in-force (millions):*
 United States                          31.1       28.5          9.3       31.1       28.5          9.3
 Outside the United States              21.8       20.8          4.6       21.8       20.8          4.6
                                    --------   --------                --------   --------
  Total                                 52.9       49.3          7.3       52.9       49.3          7.3
                                    ========   ========                ========   ========
Card billed business:*
 United States                      $   88.5   $   75.7         16.9   $  168.1   $  145.8         15.3
 Outside the United States              32.3       26.7         20.9       62.0       52.0         19.3
                                    --------   --------                --------   --------
  Total                             $  120.8   $  102.4         17.9   $  230.1   $  197.8         16.3
                                    ========   ========                ========   ========

Average discount rate                   2.54%      2.56%                   2.55%      2.57%
Average basic cardmember spending
  (dollars)*                        $  2,640   $  2,339         12.9   $  5,052   $  4,541         11.3
Average fee per card -managed
  (dollars)*                        $     35   $     34          2.9   $     35   $     34          2.9
Travel sales                        $    5.6   $    5.2          7.8   $   10.7   $   10.0          6.7
Travel commissions and fees/sales        8.9%       9.0%                    8.7%       8.9%
Travelers Cheque and prepaid
  products:
 Sales                              $    4.9   $    4.8          2.5   $    9.1   $    9.2         (0.4)
 Average outstanding                $    7.1   $    6.9          3.7   $    7.1   $    6.9          3.9
 Average investments                $    7.7   $    7.3          5.6   $    7.8   $    7.3          6.2
 Investment yield                        5.2%       5.5%                    5.2%       5.5%
 Tax equivalent yield                    8.0%       8.5%                    8.0%       8.4%

* Card billed business and cards-in-force include activities related to proprietary cards and cards issued under network partnership agreements. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.

(Amounts in billions, except percentages and where indicated)

                                                 Three Months Ended                      Six Months Ended
                                                      June 30,                               June 30,
                                                --------------------    Percentage     --------------------    Percentage
                                                  2005        2004      Inc/(Dec)        2005        2004      Inc/(Dec)
                                                --------    --------    ----------     --------    --------    ----------
Worldwide cardmember receivables:
  Total receivables                             $   31.5    $   28.4          11.0%    $   31.5    $   28.4          11.0%
  90 days past due as a % of total                   1.7%        1.9%                       1.7%        1.9%
  Loss reserves (millions):                     $    848    $    864          (1.8)    $    848    $    864          (1.8)
     % of receivables                                2.7%        3.0%                       2.7%        3.0%
     % of 90 days past due                           160%        163%                       160%        163%
  Net loss ratio as a % of charge volume            0.25%       0.25%                      0.24%       0.26%

Worldwide cardmember lending - owned basis:
  Total loans                                   $   28.1    $   26.4           6.4     $   28.1    $   26.4           6.4
  Past due loans as a % of total:
     30-89 days                                      1.4%        1.5%                       1.4%        1.5%
     90+ days                                        1.0%        1.0%                       1.0%        1.0%
  Loss reserves (millions):
     Beginning balance                          $    918    $    994          (7.6)    $    972    $    998          (2.6)
      Provision                                      262         282          (7.3)         528         539          (2.2)
      Net write-offs                                (285)       (267)         (6.7)        (552)       (531)         (3.9)
      Other                                           (7)         21             #          (60)         24             #
                                                --------    --------                   --------    --------
     Ending balance                             $    888    $  1,030         (13.9)    $    888    $  1,030         (13.9)
                                                ========    ========                   ========    ========
     % of loans                                      3.2%        3.9%                       3.2%        3.9%
     % of past due                                   133%        154%                       133%        154%
  Average loans                                 $   27.5    $   25.9           6.0     $   27.0    $   25.6           5.5
  Net write-off rate                                 4.1%        4.1%                       4.1%        4.1%
  Net interest yield                                 8.8%        8.4%                       8.6%        8.3%

Worldwide cardmember lending - managed basis:
   Total loans                                  $   48.8    $   45.1           8.0     $   48.8    $   45.1           8.0
   Past due loans as a % of total:
     30-89 days                                      1.4%        1.5%                       1.4%        1.5%
     90+ days                                        0.9%        1.0%                       0.9%        1.0%
  Loss reserves (millions):
     Beginning balance                          $  1,419    $  1,570          (9.6)    $  1,475    $  1,541          (4.3)
      Provision                                      445         486          (8.4)         916       1,031         (11.2)
      Net write-offs                                (490)       (504)          2.7         (964)     (1,023)          5.8
      Other                                           (7)        (17)        (56.5)         (60)        (14)            #
                                                --------    --------                   --------    --------
     Ending balance                             $  1,367    $  1,535         (11.0)    $  1,367    $  1,535         (11.0)
                                                ========    ========                   ========    ========
     % of loans                                      2.8%        3.4%                       2.8%        3.4%
     % of past due                                   121%        136%                       121%        136%
  Average loans                                 $   47.5    $   44.9           5.7     $   47.0    $   44.9           4.9
  Net write-off rate                                 4.1%        4.5%                       4.1%        4.6%
  Net interest yield                                 8.7%        8.6%                       8.7%        8.7%

# - Denotes a variance of more than 100%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

The following discussion of TRS' results of operations for the three months ended June 30, 2005 and 2004 is presented on a managed basis.

Revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 2 percentage points for the three months ended June 30, 2005.

REVENUES
TRS' net revenues increased 11 percent to $6.2 billion primarily due to higher discount revenue and increased cardmember lending net finance charge revenue.

Discount revenue of $2.9 billion rose 16 percent compared to a year ago as a result of an 18 percent increase in billed business partially offset by a lower average discount rate. The decrease in the discount rate reflects in part changes in the mix of spending between various merchant segments due to the cumulative impact of stronger than average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.). As previously indicated, based on the Company's business strategy, it expects to see continued changes in the mix of business. This, combined with volume-related pricing discounts and selective repricing initiatives, will probably continue to result in some discount rate erosion over time.

The 18 percent increase in billed business to $120.8 billion resulted from a 13 percent increase in spending per proprietary basic card worldwide and 8 percent growth in cards-in-force. U.S. billed business rose 17 percent to $88.5 billion reflecting 16 percent growth within the consumer card business, 19 percent growth in small business services volume and an 11 percent increase within corporate services. U.S. non-T&E related volume categories, which represented approximately 67 percent of U.S. billed business during the second quarter of 2005, increased 19 percent over the same period a year ago while U.S. T&E volumes rose 11 percent reflecting continued improvement in all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 15 percent reflecting double-digit proprietary growth in all regions, with the largest increases in Canada and Latin America. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the quarter, rose 16 percent as a result of 17 percent growth in transaction volumes, partially offset by a 1 percent decrease in the average airline charge. Additionally, global network billed business grew over 35 percent as compared to the year ago period.

U.S. cards-in-force rose 9 percent to 41.0 million reflecting the benefit of continued strong card acquisition spending and an improved average customer retention level within the proprietary issuing business, as well as growth in U.S. network cards. Non-U.S. cards-in-force increased 5 percent to 26.3 million due to growth in both proprietary and network partnership cards.

Cardmember lending net finance charge revenue of $1.1 billion rose 10 percent on 6 percent growth in the average balance of the managed lending portfolio and a higher portfolio yield. The net interest yield on the managed worldwide lending portfolio increased to 8.7% from 8.6% in 2004 reflecting a lower proportion of the U.S. portfolio on introductory or promotional rates, increased finance charge rates, partially offset by rising funding costs.

EXPENSES
TRS' total expenses increased 12 percent to $5.0 billion primarily due to higher marketing, promotion, rewards, greater human resources expenses, increased provisions for losses and higher professional services expenses partially offset by lower other operating expenses. As noted earlier, total expenses for the three months ended June 30, 2005 include $100 million of the consolidated $102 million reengineering costs which principally relate to restructuring costs within the international payments business, business travel operations and the finance and technologies functions (of which $80 million reflected severance and related costs and is included in human resources expenses). Also included in total expenses was $90 million of the insurance recovery discussed previously.

Marketing, promotion, rewards and cardmember services expenses of $1.4 billion increased 18 percent compared to the prior year, reflecting substantially higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses is primarily due to the Company's ongoing global brand advertising campaign and continued focus on business building initiatives. The growth in rewards costs is attributable to significant volume growth, a higher redemption rate and strong cardmember loyalty program participation.

Total provisions for losses and claims increased 7 percent due to increased provisions for losses on charge card products reflecting higher cardmember receivables balances and higher other provisions reflecting higher insurance and travel reserves. These increases were partially offset by decreased provisions on the worldwide lending portfolio despite growth in loans outstanding due to well-controlled credit practices and, in part, due to the alignment of initial reserves with demonstrated credit performance for certain new products. The net write-off rate for the worldwide lending portfolio was 4.1% for the three months ended June 30, 2005 as compared to 4.5% for the same period a year ago.

Human resources expenses of $1.2 billion increased 13 percent versus last year due to severance costs noted earlier, higher management incentive expenses, including an additional year of incremental stock-based compensation expenses, merit increases and increased employee benefit costs.

Professional services expenses rose 10 percent due to increased technology costs related to higher business and service-related volumes. Other operating expenses decreased 1 percent to $360 million reflecting the $90 million insurance recovery discussed previously and lower expenses as a result of the third quarter 2004 sale of the ATM business partially offset by increased costs related to restructuring and reengineering activities and higher business volumes.

The effective tax rate was 31 and 32 percent for the three-month periods ended June 30, 2005 and 2004, respectively.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

The following discussion of TRS' results of operations for the six months ended June 30, 2005 and 2004 is presented on a managed basis.

Revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the six months ended June 30, 2005.

REVENUES
TRS' net revenues increased 10 percent to $12.0 billion primarily due to higher discount revenue, increased cardmember lending net finance charge revenue and greater commissions and fees.

Discount revenue of $5.6 billion rose 15 percent compared to a year ago as a result of a 16 percent increase in billed business partially offset by a lower average discount rate. The decrease in the discount rate reflects in part changes in the mix of spending between various merchant segments due to the cumulative impact of stronger than average growth in the lower rate retail and other "everyday spend" merchant categories (e.g., supermarkets, discounters, etc.).

The 16 percent increase in billed business to $230.1 billion resulted from an 11 percent increase in spending per proprietary basic card worldwide and 8 percent growth in cards-in-force. U.S. billed business rose 15 percent to $168.1 billion reflecting 14 percent growth within the consumer card business, 18 percent growth in small business services volume and a 9 percent increase within corporate services. U.S. non-T&E related volume categories, which represented approximately 67 percent of U.S. billed business during the first half of 2005, increased 18 percent over the same period a year ago while U.S. T&E volumes rose 10 percent reflecting continued improvement in all T&E industries during the quarter. Total billed business outside the United States, excluding the impact of foreign exchange translation, was up 14 percent reflecting a growth rate in the mid-teens in Latin America and Canada and low double-digit growth in Europe and Asia. Worldwide airline related volumes, which represented 13 percent of total billed business volumes during the first half of 2005, rose 12 percent as a result of 15 percent growth in transaction volumes, partially offset by a 3 percent decrease in the average airline charge. Additionally, global network billed business grew more than 35 percent as compared to the year ago period.

Cardmember lending net finance charge revenue of $2.2 billion rose 8 percent on 5 percent growth in average balance of the managed lending portfolio. The net interest yield on the managed worldwide lending portfolio was 8.7% in 2005 and 2004.

Other commissions and fees increased 9 percent to $1.3 billion on greater volume-related foreign exchange conversion fees and higher card-related fees and assessments and network partner-related fees.

EXPENSES
TRS' total expenses increased 9 percent to $9.6 billion primarily due to higher marketing, promotion, rewards and cardmember services expenses and greater human resources expenses, partially offset by reduced provision for losses on the worldwide lending portfolio and lower other operating expenses. As noted earlier, total expenses for the six months ended June 30, 2005 include $118 million of the consolidated $123 million reengineering costs principally related to restructuring costs within the international payments business, business travel operations and the finance and technologies functions of which $89 million reflected severance and related costs and is included in human resources expenses. Also included in total expenses was $90 million of the insurance recovery discussed previously.

Marketing, promotion, rewards and cardmember services expenses of $2.8 billion increased 23 percent compared to the prior year, reflecting substantially higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses is primarily due to the Company's ongoing global brand advertising campaign and continued focus on business building initiatives. The growth in rewards costs is attributable to significant volume growth, a higher redemption rate and strong cardmember loyalty program participation.

The provision for losses on the worldwide lending portfolio decreased 9 percent to $992 million despite growth in loans outstanding due to well-controlled credit practices and, in part, due to the alignment of initial reserves with demonstrated credit performance for certain new products. The net write-off rate for the worldwide lending portfolio was 4.1% for the six months ended June 30, 2005 as compared to 4.6% for the same period a year ago.

Human resources expenses of $2.4 billion increased 10 percent versus last year due to severance costs, higher management incentive expenses, including an additional year of incremental stock-based compensation expenses, merit increases and increased employee benefit costs.

Other operating expenses decreased 13 percent to $668 million reflecting the $90 million insurance recovery discussed previously and lower expenses as a result of the third quarter 2004 sale of the ATM business partially offset by increased costs related to restructuring and reengineering activities.

The effective tax rate was 31 and 32 percent for the six-month periods ended June 30, 2005 and 2004, respectively.

AIRLINE INDUSTRY MATTERS
Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown." This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates the Company increases cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

As previously disclosed, during the fourth quarter of 2004, the Company announced that it signed agreements with Delta Air Lines to extend its co-brand, Membership Rewards and merchant partnerships. The agreements will extend these partnerships into the next decade. The prepayment has a three-year term, is fully collateralized by a pool of assets and is subject to certain conditions. The Company prepaid $250 million of Delta SkyMiles rewards points in the fourth quarter of 2004 and prepaid the remaining $250 million of Delta SkyMiles rewards points in the first quarter of 2005. In addition to the prepayment, the Company has commitments to loan Delta up to an aggregate $75 million under a senior secured facility arranged by General Electric Company, a portion of which is in the form of a term loan and a portion of which is in the form of a revolving line of credit. In May 2005, the Company entered into amendments with Delta to modify certain financial covenants set forth in the agreements with respect to the prepayment and the senior secured facility. As of June 30, 2005, approximately $70 million was outstanding under the senior secured facility. Both the prepayment and the senior secured facility have a three-year term, are fully collateralized by a pool of assets and are subject to certain conditions.

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION
                                 (GAAP Basis)

(Dollars in billions, except percentages)

                                                 June 30,    December 31,    Percentage   June 30,    Percentage
                                                   2005          2004        Inc/(Dec)      2004      Inc/(Dec)
                                                 --------    ------------    ----------   --------    ----------
Accounts receivable, net                         $   32.6    $       31.8           2.6%  $   29.4          11.2%
Travelers Cheque investments                     $    8.3    $        8.4          (1.0)  $    7.8           6.6
Cardmember loans                                 $   28.1    $       26.9           4.4   $   26.4           6.4
Total assets                                     $   87.9    $       87.8           0.1   $   79.6          10.4
Travelers Cheques outstanding                    $    7.4    $        7.3           1.8   $    7.1           4.5
Short-term debt                                  $   16.8    $       17.2          (2.2)  $   19.9         (15.5)
Long-term debt                                   $   25.1    $       28.3         (11.1)  $   18.9          32.9
Total liabilities                                $   78.2    $       79.0          (1.0)  $   71.0          10.2
Total shareholder's equity                       $    9.7    $        8.8          10.5   $    8.6          12.4
Return on average total shareholder's equity*        33.7%           33.4%            -       32.1%            -
Return on average total assets**                      3.7%            3.5%            -        3.4%            -

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.
** Computed on a trailing 12-month basis using total assets as included in the Consolidated Financial Statements prepared in accordance with GAAP.

Net accounts receivable and cardmember loans increased as compared to December 31, 2004 and June 30, 2004 primarily as a result of higher average cardmember spending and an increase in the number of cards-in-force.

Long-term debt increased as compared to June 30, 2004 primarily as a result of increased funding requirements due to increases in cardmember receivable and loan balances as noted above. Short-term and long-term debt decreased from December 31, 2004 primarily as a result of scheduled maturities or payments using funds generated from operations.

TRS funds its cardmember receivables and loans using various funding sources, such as short- and long-term debt, medium-term notes, and sales of cardmember receivables and loans in securitizations. As of June 30, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC.

As noted earlier, as of June 30, 2005, the Company maintained bank credit facilities of $13.9 billion, of which $13.4 billion related to TRS. As of June 30, 2005, outstanding borrowings of $3.8 billion under these bank credit facilities consisted of $2.2 billion related to the Australian credit facility and $1.6 billion related to the Canadian credit facility. Of the $13.9 billion available for borrowing, Credco may borrow a maximum amount of $12.6 billion (including amounts outstanding), with a commensurate reduction in the amount available to the Parent Company. The following table shows the credit line facilities available for borrowing and the borrowings outstanding under these facilities as of June 30, 2005.

                                                         Available
(Billions)                                         Credit Facilities (a)    Borrowings
                                                   ------------------------------------
American Express Company (Parent Company only)              $    0.6           $     -
American Express Credit Corporation                             12.0               3.8
American Express Centurion Bank                                  0.4                 -
American Express Bank, FSB (FSB)                                 0.4                 -
                                                   ------------------------------------
  Total                                                     $   13.4           $   3.8
                                                   ====================================

(a) Excludes $500 million at AEB.

The availability of the credit lines to Credco, Centurion Bank and the FSB is subject to their compliance with certain financial covenants, which do not include the previously referenced tangible net worth covenant that is applicable only to the Parent Company's borrowings on its credit lines. These facilities expire as follows:

(Billions)
2006                                                     $   2.0
2009                                                         6.4
2010                                                         5.0
                                                       ---------
  Total                                                  $  13.4
                                                       =========

Credco's ability to borrow under its credit facilities is subject to its maintenance of a 1.25 ratio of combined earnings and fixed charges to fixed charges. These credit facilities do not condition borrowing on the absence of a material adverse change. The facilities may not be terminated should there be a change in the Company's credit rating.

In the fourth quarter of 2003, the Company began a program to develop a liquidity portfolio to provide back-up liquidity, primarily for the commercial paper program at Credco, and also flexibility for other short-term funding programs at Centurion Bank. These funds are invested in two to three year U.S. Treasury securities. At June 30, 2005, the Company held $5.0 billion in U.S. Treasury notes under this program.

Securitization of cardmember receivables generated under designated consumer charge card accounts are accomplished through the transfer of cardmember receivables to the American Express Master Trust (the Charge Trust). Securitizations of these receivables are accounted for as secured borrowings because the Charge Trust is not a qualifying special purpose entity (QSPE). Accordingly, the related assets being securitized are not treated as sold and the securities issued to third-party investors are reported as long-term debt on the Company's Consolidated Balance Sheets. During June 2005, the remaining interests issued by the Charge Trust matured. Management anticipates that the Charge Trust will be dissolved during the third quarter 2005. During May 2005, a new trust was established, the American Express Issuance Trust (AEIT), which will be used to securitize cardmember receivables prospectively. Any cardmember receivables securitized through AEIT will also not qualify for off-balance sheet treatment, and, therefore, any interests issued by AEIT will be included in either short-term or long-term debt, as appropriate.

Securitization of cardmember loans arising from various portfolios of consumer accounts are accomplished through the transfer of cardmembers loans to a QSPE, the American Express Credit Account Master Trust (the Lending Trust). As of June 30, 2005, the Lending Trust held total assets of $27.8 billion, of which $20.7 billion had been sold. When securities and notes issued by the Lending Trust mature, principal collections received from the Lending Trust assets are used to redeem the securities and notes.

The following table summarizes activity related to the Charge and Lending Trusts for the first half of 2005:

(Billions)                                                                           Charge Trust    Lending Trust
--------------------------------------------------------------------------------    --------------   -------------
Proceeds received from external parties from new securitizations                         $     -           $   2.4
Cash paid to external parties for maturities of previously issued securities             $   1.8           $   2.0
Scheduled maturities during the next 12 months of previously issued securities           $     -           $   6.4

AMERICAN EXPRESS FINANCIAL ADVISORS

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND 2004

                             STATEMENTS OF INCOME

                                                 Three Months Ended                     Six Months Ended
(Dollars in millions)                                 June 30,                               June 30,
                                                --------------------    Percentage     --------------------    Percentage
                                                  2005        2004      Inc/(Dec)        2005        2004      Inc/(Dec)
                                                --------    --------    ----------     --------    --------    ----------
Revenues:
  Net investment income                         $    638    $    603           5.9%    $  1,260    $  1,159           8.7%
  Investment management and service fees             454         411          10.3          904         840           7.5
  Distribution fees                                  362         315          15.3          713         667           7.0
  Variable life insurance and variable
    annuity charges*                                 113         111           2.5          227         220           3.6
  Life and health insurance premiums                  92          88           4.2          181         174           3.8
  Property-casualty insurance premiums               121         103          17.5          236         199          18.6
  Other                                              128         106          18.0          248         206          19.9
                                                --------    --------                   --------    --------
    Total revenues                                 1,908       1,737           9.8        3,769       3,465           8.8
                                                --------    --------                   --------    --------
Expenses:
  Provision for losses and benefits:
    Interest credited on annuities and
       universal life-type contracts                 281         280           0.1          554         563          (1.7)
    Benefits on insurance and annuities              125         124           1.0          237         223           6.1
    Interest credited on investment
     certificates                                     96          48          97.3          172          93          85.0
    Losses and expenses on property-casualty
     insurance                                        92          80          16.5          180         154          17.6
                                                --------    --------                   --------    --------
      Total                                          594         532          11.6        1,143       1,033          10.7
  Human resources - Field                            393         333          17.8          769         681          12.8
  Human resources - Non-field                        279         210          33.4          551         431          27.7
  Amortization of deferred acquisition costs         125         125           0.3          253         189          34.1
  Other                                              340         273          23.8          641         550          16.5
                                                --------    --------                   --------    --------
    Total expenses                                 1,731       1,473          17.4        3,357       2,884          16.4
                                                --------    --------                   --------    --------
Pretax income before accounting change               177         264         (32.8)         412         581         (29.0)
Income tax provision                                  37          90         (58.5)         106         179         (40.6)
                                                --------    --------                   --------    --------
Income before accounting change                      140         174         (19.4)         306         402         (23.8)
Cumulative effect of accounting change, net
    of tax                                             -           -             -            -         (71)**           #
                                                --------    --------                   --------    --------
Net income                                      $    140    $    174         (19.4)    $    306    $    331          (7.6)
                                                ========    ========                   ========    ========

# - Denotes a variance of more than 100%.

* Includes variable universal life and universal life insurance charges.

**Reflects a $109 million non-cash pretax charge ($71 million after-tax) related to the January 1, 2004 adoption of SOP 03-1.

                       SELECTED STATISTICAL INFORMATION

(Amounts in millions, except percentages and where indicated)

                                                 Three Months Ended                     Six Months Ended
                                                      June 30,                             June 30,
                                                --------------------    Percentage     --------------------    Percentage
                                                  2005        2004      Inc/(Dec)        2005        2004      Inc/(Dec)
                                                --------    --------    ----------     --------    --------    ----------
Life insurance inforce (billions)               $  153.2    $  139.1          10.1%    $  153.2    $  139.1          10.1%
Deferred annuities inforce (billions)           $   53.2    $   49.3           7.9     $   53.2    $   49.3           7.9
Assets owned, managed or administered
 (billions):
  Assets managed for institutions               $  136.8    $  125.5           9.0     $  136.8    $  125.5           9.0
  Assets owned, managed or administered
    for individuals:
    Owned assets:
     Separate account assets                        37.4        32.9          13.8         37.4        32.9          13.8
     Other owned assets                             63.3        57.9           9.4         63.3        57.9           9.4
                                                --------    --------                   --------    --------
     Total owned assets                            100.7        90.8          11.0        100.7        90.8          11.0
    Managed assets                                 118.4       108.8           8.8        118.4       108.8           8.8
    Administered assets                             59.6        55.3           7.8         59.6        55.3           7.8
                                                --------    --------                   --------    --------
                                                $  415.5    $  380.4           9.2     $  415.5    $  380.4           9.2
     Total                                      ========    ========                   ========    ========
Market appreciation (depreciation) and foreign
  currency translation during the  period:
  Owned assets:
    Separate account assets                     $    614    $   (101)             #    $     41    $    655         (93.7)
    Other owned assets                          $    614    $ (1,476)             #    $   (164)   $   (763)         78.5
  Managed assets                                $  4,093    $    232              #    $    249    $  5,685         (95.6)
Cash sales:
  Mutual funds                                  $  9,830    $  8,480          15.9     $ 19,660    $ 18,279           7.6
  Annuities                                        2,440       1,912          27.7        4,456       4,098           8.7
  Investment certificates                          1,896       1,445          31.2        4,122       2,769          48.9
  Life and other insurance products                  242         221           9.5          478         439           8.9
  Institutional                                    2,519       2,841         (11.3)       4,277       4,256           0.5
  Other                                            1,081       1,116          (3.2)       2,006       2,408         (16.7)
                                                --------    --------                   --------    --------
    Total cash sales                            $ 18,008    $ 16,015          12.4     $ 34,999    $ 32,249           8.5
                                                ========    ========                   ========    ========

Number of financial advisors                      12,162      11,943           1.8       12,162      11,943           1.8
Fees from financial plans and advice services   $   51.3    $   39.3          30.6     $   90.4    $   72.5          24.6
Percentage of total sales from financial plans
  and advice services                               75.4%       74.6%            -         76.0%       75.0%            -

# - Denotes a variance of more than 100%.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

AEFA reported net income of $140 million for the three months ended June 30, 2005, down 19 percent from $174 million in the same period a year ago.

REVENUES
Total revenues increased 10 percent to $1.9 billion primarily due to increased distribution fees, greater investment management and service fees, increased net investment income, higher property-casualty insurance premiums and greater other revenues.

Net investment income increased 6 percent to $638 million reflecting higher levels of invested assets and the impact of higher net investment gains in 2005 versus 2004. For the three months ended June 30, 2005, $87 million of gross investment gains were partially offset by $30 million of gross investment losses and impairments, of which $82 million and $29 million, respectively, arose from sales of investments classified as Available-for-Sale. Included in the gross gains was $36 million related to the sale of all of AEFA's interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the further liquidation of certain structured investments. For the three months ended June 30, 2004, $36 million of total investment gains were partially offset by $6 million of impairments and losses. The gross investment gains included an $18 million pretax benefit reflecting lower than expected losses resulting from management's first quarter 2004 decision to liquidate a secured loan trust (SLT) managed and consolidated by AEFA. Also included in these gross investment gains and losses were $17 million of gross realized gains and $5 million of gross realized losses from sales of securities, as well as $1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Investment management and service fees of $454 million increased 10 percent due to higher average assets under management, reflecting improved equity market valuations and net asset inflows. Distribution fees increased 15 percent to $362 million due to greater fees earned on wrap accounts and brokered mutual funds. Total mutual fund cash sales increased 16 percent as higher sales of non-proprietary products more than offset lower proprietary product sales. A significant portion of non-proprietary sales continued to occur in wrap accounts (which are included in managed assets).

Property-casualty insurance premiums increased 18 percent to $121 million, reflecting a 16 percent increase in the average number of policies inforce generated, most notably, from the Costco relationship. Other revenues increased 18 percent to $128 million principally as a result of higher fees from financial planning and advice services and non-proprietary funds.

EXPENSES
Total expenses increased 17 percent to $1.7 billion primarily due to increased human resources expenses, greater provisions for losses and benefits as well as higher other operating expenses. As noted previously, the Company incurred a total of $59 million of expenses related to AEFA spin-off activities during the second quarter of 2005, of which $54 million ($35 million after-tax) was recorded at AEFA.

Total provision for losses and benefits increased 12 percent to $594 million principally as a result of significantly higher interest credited on investment certificates and higher losses and expenses on property-casualty insurance. Interest credited on investment certificates rose 97 percent to $96 million due to higher interest crediting rates and higher average reserve balances, partially as a result of a marketing promotion that ran during the first quarter of this year for certificates.

During the three months ended June 30, 2005, field force human resources expense increased 18 percent to $393 million reflecting $23 million of the $54 million in spin-off related costs noted above, improved advisor productivity and growth in the advisor force. The total advisor force grew 2 percent from year ago levels to 12,162. Non-field human resources costs rose 33 percent to $279 million reflecting higher management incentives primarily at Threadneedle Asset Management Holdings LTD (Threadneedle), $11 million of the spin-off related costs noted earlier, merit increases, severance costs and greater benefit costs. The average number of non-field employees was relatively unchanged from year ago levels.

Other operating expenses increased 24 percent to $340 million reflecting $20 million of the spin-off related costs noted earlier, increased expenses related to securities industry legal and regulatory matters and higher insurance charges as well as higher advertising and promotion expenses. See Mutual Fund Industry Developments below for further discussion.

As noted earlier, AEFA recognized a tax benefit of $3 million resulting from an IRS audit of previous years' tax returns. The effective tax rate was 21 percent and 34 percent for the three-month periods ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate reflects lower levels of pretax income compared to tax advantaged items, as well as, the impact of the $3 million tax audit benefit this year versus a $16 million tax expense recorded in the prior year as a result of required amendments to prior-year returns.

RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
AEFA reported net income of $306 million for the six months ended June 30, 2005, down 8 percent from $331 million in the same period a year ago. Income before accounting change was down 24 percent from $402 million a year ago. During the first quarter of 2004 and in conjunction with the adoption of SOP 03-1, AEFA (1) established additional liabilities for insurance benefits that may become payable under variable annuity death benefit guarantees or on single pay universal life contracts, which prior to January 1, 2004, were expensed when payable; and (2) extended the time periods over which DAC associated with certain insurance and annuity products are amortized to coincide with the liability funding periods in order to establish the proper relationships between these liabilities and DAC associated with the same contracts. As a result, AEFA recognized a $109 million charge ($71 million after-tax) due to the accounting change on establishing the future liability under death benefit guarantees and recognized a $66 million ($43 million after-tax) reduction in DAC amortization expense to reflect the lengthening of the amortization periods for certain products impacted by SOP 03-1.

REVENUES
Total revenues increased 9 percent to $3.8 billion primarily due to increased net investment income, greater investment management and service fees, increased distribution fees, higher property-casualty insurance premiums and increased other revenues.

Net investment income increased 9 percent to $1.3 billion reflecting higher levels of invested assets and the effect of net investment gains in 2005 compared to net investment losses in 2004. For the six months ended June 30, 2005, $107 million of gross investment gains were partially offset by $40 million of gross investment losses and impairments. Included in these gross investment gains and losses are $95 million of gross realized gains and $38 million of gross realized losses from sales, as well as $1 million of other-than-temporary impairment losses, on investments classified as Available-for-Sale. Included in the gross gains was $36 million related to the sale of all of AEFA's interest in a CDO securitization trust, reflecting management's decision to continue to improve the investment portfolio's risk profile through the further liquidation of certain structured investments. Gross investment gains also included a $13 million benefit arising from lower than expected losses on a secured loan trust which management decided to liquidate in the fourth quarter of 2004. For the six months ended June 30, 2004, $56 million of gross investment gains were more than offset by $64 million of impairments and losses. The gross investment gains included an $18 million benefit reflecting lower than expected losses resulting from management's first quarter 2004 decision to liquidate a secured loan trust managed by AEFA. Gross investment losses include the original first quarter $49 million charge related to the same early liquidation. Also included in these gross investment gains and losses are $35 million of gross realized gains and $10 million of gross realized losses from sales of securities, as well as $1 million of other-than-temporary impairment losses on investments, classified as Available-for-Sale.

Investment management and service fees of $904 million increased 8 percent due to higher average assets under management, reflecting improved equity market valuations and net asset inflows. Distribution fees rose 7 percent to $713 million primarily as a result of greater fees earned on wrap accounts and brokered mutual funds partially offset by lower fees earned on limited partnership and proprietary mutual fund sales. Total mutual fund cash sales rose 8 percent as higher sales of non-proprietary products more than offset lower proprietary product sales. A significant portion of non-proprietary sales continued to occur in wrap accounts (which are included in managed assets).

Property-casualty insurance premiums increased 19 percent to $236 million, reflecting a 17 percent increase in the average number of policies inforce generated, most notably, from the Costco relationship. Other revenues increased 20 percent to $248 million principally as a result of growth in financial planning and advice services fees and higher fees earned on non-proprietary funds.

EXPENSES
Total expenses increased 16 percent to $3.4 billion primarily due to increased human resources expenses, greater provisions for losses and benefits, higher amortization of deferred acquisition costs as well as higher other operating expenses. As noted previously, the Company incurred a total of $81 million of expenses related to AEFA spin-off activities during the first half of 2005, of which $74 million ($48 million after-tax) was recorded at AEFA.

Total provision for losses and benefits increased 11 percent to $1.1 billion principally as a result of significantly higher interest credited on investment certificates and higher losses and expenses on property-casualty insurance. Interest credited on investment certificates rose 85 percent to $172 million due to higher interest crediting rates and higher average reserve balances.

During the six months ended June 30, 2005, field force human resources expense increased 13 percent to $769 million reflecting $36 million of the $74 million in spin-off related costs noted above, improved advisor productivity and growth in the advisor force. Non-field human resources costs rose 28 percent to $551 million reflecting higher management incentives primarily at Threadneedle, $11 million of the $74 million in spin-off related costs, merit increases and higher benefit costs.

DAC amortization expense of $253 million increased 34 percent primarily due to the impact of the first quarter 2004 $66 million reduction in DAC amortization expense noted earlier. See Deferred Acquisition Costs below for further discussion of DAC and related adjustments. Other operating expenses increased 17 percent to $641 million reflecting $27 million of the $74 million in spin-off related costs noted above, higher advertising and promotion expenses and increased expenses related to securities industry legal and regulatory matters. See Mutual Fund Industry Developments below for further discussion.

The effective tax rate was 26 percent and 31 percent for the six-month periods ended June 30, 2005 and 2004, respectively. The decrease in the effective tax rate primarily reflects the impact of the $16 million expense recorded in the prior year as a result of required amendments to prior-year returns, as well as the impact of lower pretax income compared to tax advantaged items.

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

DAC balances for various insurance, annuity and other products sold by AEFA are set forth below:

                                                        June 30,         December 31,
(Millions)                                                2005               2004
                                                     ----------------------------------
Annuities                                                $ 1,942            $ 1,872
Life and health insurance                                  1,807              1,766
Other                                                        166                200
                                                     ----------------------------------
  Total                                                  $ 3,915            $ 3,838
                                                     ==================================

IMPACT OF MARKET VOLATILITY ON RESULTS OF OPERATIONS

Various aspects of AEFA's business are impacted by equity and fixed income market levels and other market-based events. Several areas in particular can be positively or negatively affected by market movements including amortization of DAC and deferred sales inducements, recognition of guaranteed minimum death benefits (GMDB) and certain other variable annuity benefits, asset management fees and structured investments. The direction and magnitude of the changes in equity markets can increase or decrease amortization of DAC and deferred sales inducement benefits, incurred amounts under GMDB and other variable annuity benefit provisions and asset management fees and correspondingly affect results of operations in any particular period. Similarly, the value of AEFA's structured investment portfolio is impacted by various market factors. Persistency of, or increases in, bond and loan default rates, among other factors, could result in negative adjustments to the market values of these investments in the future, which would adversely impact results of operations. See AEFA's Liquidity and Capital Resources section for a further discussion of structured investments and consolidated derivatives.

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

LIQUIDITY AND CAPITAL RESOURCES

                      SELECTED BALANCE SHEET INFORMATION

(Dollars in billions, except percentages)

                                                 June 30,    December 31,    Percentage   June 30,    Percentage
                                                   2005         2004         Inc/(Dec)      2004      Inc/(Dec)
                                                 --------    ------------    ----------   --------    ----------
Accounts receivable, net                         $    6.9    $        5.9          17.3%  $    5.3          30.9%
Investments                                      $   44.8    $       44.9          (0.2)  $   41.8           7.1
Separate account assets                          $   37.4    $       35.9           4.3   $   32.9          13.8
Deferred acquisition costs                       $    3.9    $        3.8           2.0   $    3.9           0.2
Total assets                                     $  100.7    $       97.1           3.7   $   90.8          11.0
Customers' deposits                              $    5.9    $        5.6           5.4   $    4.9          20.5
Client contract reserves                         $   45.0    $       44.3           1.6   $   41.9           7.4
Separate account liabilities                     $   37.4    $       35.9           4.3   $   32.9          13.8
Total liabilities                                $   94.0    $       90.7           3.6   $   84.5          11.3
Total shareholder's equity                       $    6.7    $        6.4           4.2   $    6.3           6.4
Return on average total shareholder's equity
  before accounting change*                          10.8%           11.8%                    11.7%
Return on average total shareholder's equity*        10.8%           10.8%                    10.5%

* Computed on a trailing 12-month basis using total shareholder's equity as included in the Consolidated Financial Statements prepared in accordance with GAAP.

AEFA's total assets and liabilities increased from a year ago levels primarily due to higher investments, client contract reserves and separate account assets and liabilities, which increased as a result of market appreciation and net client inflows. The increase in managed assets, including separate accounts, to $292.6 billion (as compiled from the Selected Statistical Information table) since June 30, 2004 resulted from market appreciation and foreign currency translation of $20.6 billion and net inflows of $4.9 billion. When compared to December 31, 2004, managed assets, including separate accounts, were relatively flat as net outflows of $0.4 billion were partially offset by market appreciation and foreign currency translation of $0.3 billion. In addition, accounts receivable and customers' deposits increased due to increased Membership Banking activity, which was transferred into the AEFA operating segment (from TRS) during 2004.

The following table provides information on below investment grade securities (excluding net unrealized appreciation and depreciation) and non-performing assets included within AEFA's investment portfolio.

                                                    June 30,    December 31,     June 30,
(Billions, except percentages)                        2005          2004           2004
                                                    --------    ------------    ----------
Below investment grade securities (excluding net
   unrealized appreciation and depreciation)        $    2.9    $        3.1    $      3.2
Percentage of AEFA's investment portfolio                  7%              7%            8%
Non-performing assets relative to invested assets
   (excluding short-term cash positions)                0.02%           0.02%         0.04%

The table below provides investment information excluding below investment grade securities (excluding net unrealized appreciation and depreciation), which were recorded as a result of the adoption of the Financial Accounting Standards Board (FASB) Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," (FIN 46) as management believes this is a more relevant measure of exposure of AEFA's below investment grade securities and non-performing assets. As these assets are for the benefit of the CDO debt holders, and reductions in value of such investments will be fully absorbed by the third party investors, management analyzes its investments excluding these assets that are not available for AEFA's general use.

                                                    June 30,    December 31,     June 30,
(Billions, except percentages)                        2005          2004           2004
                                                    --------    ------------    ----------
Below investment grade securities (excluding net
 unrealized appreciation and depreciation)
 excluding the impacts of FIN 46                    $    2.7    $    2.9        $    3.0
Percentage of AEFA's investment portfolio                  6%          7%              7%

During the second quarter of this year, AEFA sold all of its retained interest in a CDO-related securitization trust and realized a pretax gain of $36 million. The carrying value of this retained interest was $705 million at December 31, 2004, of which $523 million was considered investment grade.

As of June 30, 2005, AEFA continued to hold investments in CDOs managed by AEFA that were not consolidated pursuant to the adoption of FIN 46 as the Company was not considered the primary beneficiary. As a condition to its managing certain CDOs, AEFA is generally required to invest in the residual or "equity" tranche of the CDO, which is typically the most subordinated tranche of securities issued by the CDO entity. AEFA's exposure as an investor is limited solely to its aggregate investment in the CDOs, and it has no obligations or commitments, contingent or otherwise, that could require any further funding of such investments. As of June 30, 2005, the carrying values of the CDO residual tranches managed by AEFA were $37 million, a net increase of $10 million from December 31, 2004 primarily as a result of the placement of new CDO products with clients. CDOs are illiquid investments. As an investor in the residual tranche of CDOs, AEFA's return correlates to the performance of portfolios of high-yield bonds and/or bank loans comprising the CDOs.

The carrying value of the CDOs, as well as derivatives recorded on the balance sheet as a result of consolidating certain SLTs which are in the process of being liquidated, and AEFA's projected return are based on discounted cash flow projections that require a significant degree of management judgment as to assumptions primarily related to default and recovery rates of the high-yield bonds and/or bank loans either held directly by the CDOs or in the reference portfolio of the SLTs and, as such, are subject to change. Although the exposure associated with AEFA's investment in CDOs is limited to the carrying value of such investments, they have significant volatility associated with them because the amount of the initial value of the loans and/or other debt obligations in the related portfolios is significantly greater than AEFA's exposure. In the event of significant deterioration of a portfolio, the relevant CDO may be subject to early liquidation, which could result in further deterioration of the investment return or, in severe cases, loss of the CDO carrying amount. The derivatives recorded as a result of consolidating certain SLTs under FIN 46 are primarily valued based on the expected gains and losses from liquidating a reference portfolio of high-yield loans. The overall exposure to loss related to these derivatives is represented by the pretax net assets of the SLTs, which was $164.6 million at June 30, 2005. However, because the portfolio has been substantially liquidated, a significant portion of the net assets within the structure is cash and cash equivalents and, as a result, the overall market exposure is considered negligible.

AMERICAN EXPRESS BANK

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2005 AND
2004

                              STATEMENTS OF INCOME

                                            Three Months Ended                          Six Months Ended
  (Dollars in millions)                          June 30,                                   June 30,
                                          ---------------------      Percentage      ----------------------      Percentage
                                            2005          2004       Inc/(Dec)         2005          2004        Inc/(Dec)
                                          -------       -------      ----------      --------      --------      ----------
  Net revenues:
    Interest income                       $   157       $   131            20.9%         $    305      $    265        15.5%
    Interest expense                           84            51            66.5               158           104        53.1
                                          -------       -------                          --------      --------
      Net interest income                      73            80            (8.2)              147           161        (8.7)
    Commissions and fees                       78            70            10.3               151           140         7.6
    Foreign exchange income and other
     revenues                                  57            53             6.6               117           112         4.4
                                          -------       -------                          --------      --------
      Total net revenues                      208           203             2.1               415           413         0.4
                                          -------       -------                          --------      --------
  Expenses:
    Human resources                            81            71            14.4               162           146        10.9
    Other operating expenses                   80            78             1.0               155           150         2.7
    Provision for losses                        2            12           (82.8)                7            18       (61.0)
    Restructuring charges                       -             -               -                 -             9            #
                                          -------       -------                          --------      --------
      Total expenses                          163           161             0.8               324           323         0.1
                                          -------       -------                          --------      --------
  Pretax income                                45            42             6.9                91            90         1.3
  Income tax (benefit) provision              (16)           14                #                 -           32       (99.6)
                                          -------       -------                          --------      --------
  Net income                              $    61       $    28                #         $     91      $     58        57.9
                                          =======       =======                          ========      ========

   # - Denotes a variance of more than 100%.

AEB reported net income of $61 million and $91 million for the three and six months ended June 30, 2005, respectively, up significantly from $28 million and $58 million, respectively, for the same periods a year ago. The three-month period ended June 30, 2005 included a $33 million benefit from the previously mentioned IRS audit, a $5 million gain on the sale of AEB's Egypt branch and a $2 million benefit from the recovery of insurance claims associated with September 11, 2001. The six-months ended June 30, 2005 include $5 million ($4 million after-tax) of costs related to ongoing reengineering activities.
For the six-month period ended June 30, 2004, results included $11 million ($8 million after-tax) of reengineering costs, $9 million of which reflected a restructuring charge related to the exit of businesses in Pakistan and Bangladesh and $2 million of which was related to ongoing reengineering activities.

Net interest income of $73 million and $147 million for the three and six-month periods ended June 30, 2005, respectively, decreased 8 percent and 9 percent, respectively, as lower spreads in the investment portfolio and decreased loan volume in Hong Kong during the second quarter were partially offset by higher Private Banking volumes. Commissions and fees increased 10 percent and 8 percent in the three and six-month periods ended June 30, 2005, respectively, primarily due to higher volumes in the Financial Institutions Group (FIG) and Private Banking. For the three months ended June 30, 2005, foreign exchange income and other revenues rose 7 percent reflecting a gain on the sale of AEB's Egypt branch, offset by higher funding costs associated with the AEIDC joint venture. For the six months ended June 30, 2005, foreign exchange income and other revenues also include a small gain on the sale of the Luxembourg Private Banking business recognized in the first quarter.

Human resources expenses rose 14 percent and 11 percent for the three and six-month periods ended June 30, 2005, respectively, reflecting severance costs related to reengineering activities, higher management incentive costs, merit increases and a negative impact from foreign exchange. Other operating expenses rose 1 percent and 3 percent, respectively, for the same periods reflecting increased business volume-related expenses, partially offset by the $2 million insurance recovery, as discussed earlier, in the second quarter and the ongoing benefits of reengineering initiatives.

Provision for losses decreased 83 percent and 61 percent for the three and six months, respectively, primarily due to Corporate Banking recoveries of accounts previously written-off.

For the three-month periods ended June 30, 2005 and 2004, the effective tax rate was a benefit rate of 36 percent and provisional rate of 33 percent, respectively. For the six-month periods ended June 30, 2005 and 2004, the effective tax rate was nil and 36 percent. The decrease in the effective tax rate for the three and six-month periods ended June 30, 2005 reflects the impact of a $33 million benefit resulting from an IRS audit of previous years' tax returns discussed earlier.

LIQUIDITY AND CAPITAL RESOURCES

                SELECTED BALANCE SHEET INFORMATION (GAAP BASIS)

(Dollars in billions, except where indicated)          June 30,       December 31,     Percentage     June 30,     Percentage
                                                        2005             2004          Inc/(Dec)        2004        Inc/(Dec)
                                                      ---------       ------------     ----------    ----------    ----------
Total loans                                           $     7.0       $        6.9            1.7%   $      6.5           8.4%
Total Non-CFS loans                                   $     5.6       $        5.5            2.2    $      5.2          10.0
   Non-CFS loan loss reserves (millions):
      Beginning balance                               $      48       $         57          (15.0)   $       61         (20.0)
         Provision                                            -                  1               #            2              #
         Net charge-offs                                      3                  -               #           (5)             #
         Other                                               (5)                 -               #            4              #
                                                      ---------       ------------                   ----------
      Ending balance                                  $      46       $         58          (20.6)   $       62         (25.6)
                                                      ---------       ------------                   ----------
      % of Non-CFS loans                                    0.8%               1.0%                         1.2%
   Total non-performing loans (millions)              $      21       $         37          (42.8)   $       50         (57.7)
Total CFS loans                                       $     1.4       $        1.4           (0.4)   $      1.3           2.4
   Past due as a % of total CFS loans:
      30-89 days past due                                   3.5%               3.8%                         4.6%
      90+ days past due                                     0.7%               0.7%                         0.9%
   CFS loan reserves (millions):
      Beginning balance                               $      35       $         39           (9.4)   $       45         (21.9)
         Provision                                            7                  7            2.6            10         (26.6)
         Net charge-offs                                    (11)               (10)           7.4           (13)        (17.4)
         Other                                                -                  1               #           (1)        (64.9)
                                                      ---------       ------------                   ----------
      Ending balance                                  $      31       $         37          (15.7)   $       41         (23.8)
                                                      ---------       ------------                   ----------
      % of CFS loans                                        2.3%               2.7%                         3.1%
      % of 30 days past due CFS loans                        54%                61%                          57%
   Net write-off rate                                       3.2%               3.0%                         4.0%
Assets owned, managed*/administered
   Owned                                              $    14.0       $       13.4            4.5    $     14.1          (1.2)
   Managed/administered                                    19.7               19.2            2.4          16.9          16.4
                                                      ---------       ------------                   ----------
      Total                                           $    33.7       $       32.6            3.3    $     31.0           8.4
                                                      ---------       ------------                   ----------
Assets of non-consolidated joint ventures**           $     1.9       $        1.8            7.9    $      1.7          14.3
Deposits                                              $    11.3       $       10.4            7.9    $     11.2           0.5
Total liabilities                                     $    13.0       $       12.4            4.3    $     13.2          (1.6)
Total shareholder's equity (millions)                 $     987       $        924            6.8    $      953           3.5
Return on average total assets                             0.96%              0.70%                        0.81%
Return on average total shareholder's                      13.7%              10.0%                        11.9%
equity
Risk-based capital ratios:
   Tier 1                                                  11.7%              11.0%                       12.0%
   Total                                                   11.1%              10.1%                       11.8%
Leverage ratio                                              6.0%               5.8%                        5.9%

*   Includes assets managed by AEFA.

**  Excludes American Express International Deposit Company's total assets
   (which are 100% consolidated at AEFA).

# - Denotes a variance of more than 100%.

AEB had worldwide loans outstanding at June 30, 2005 of approximately $7.0 billion, up from $6.9 billion at December 31, 2004 and $6.5 billion at June 30, 2004. The following table summarizes the composition of AEB's loan portfolio by business line as of June 30, 2005, December 31, 2004 and June 30, 2004:

                                                    Percentage of total loans
                                    ----------------------------------------------------------
                                    June 30, 2005       December 31, 2004        June 30, 2004
                                    -------------       -----------------        -------------
  Private Banking                              49%                     48%                  46%
  Consumer                                     21                      22                   22
  Financial Institution                        30                      29                   30
  Corporate Banking                             -                       1                    2

In addition to the loan portfolio, other banking activities, such as securities, unrealized gains on foreign exchange and derivatives contracts, various contingencies and market placements added approximately $7.6 billion to AEB's credit exposures at June 30, 2005 and $7.2 billion and $7.7 billion at December 31, 2004 and June 30, 2004, respectively. Included in the $7.6 billion of additional exposures at June 30, 2005 were cash and securities-related balances totaling $5.3 billion.

As of June 30, 2005, AEB had a $500 million secured borrowing facility.

CORPORATE AND OTHER

Corporate and Other reported net income of $4 million and net expenses of $47 million for the three and six months ended June 30, 2005, respectively, compared with net expenses of $58 million and $116 million in the same periods a year ago. As discussed earlier, 2005 results included a $49 million tax benefit from an IRS audit of previous years' tax returns, $21 million ($14 million after-tax) benefit from the recovery of insurance claims associated with September 11, 2001 and $8 million ($5 million after-tax) of AEFA spin-off related expenses, $5 million ($3 million after-tax) of which was recorded in the second quarter. 2004 results included a similar $18 million tax benefit also from the final settlement of previous years' Federal tax audits.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company's ability to complete the planned spin-off of its AEFA business unit, which is subject to final approval by the Company's Board of Directors, the receipt of necessary regulatory approvals and a favorable tax opinion from counsel, and in connection with the proposed spin-off, the Company's ability to capitalize AEFA consistent with rating agency requirements and to manage transition costs and implement effective transition arrangements with AEFA on a post-completion basis; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35% of annually-generated capital, and returning approximately 65% of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company's travel related services products, particularly credit and charge cards and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers' spending, sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the global network services (GNS) business; the Company's ability to introduce new products, reward program enhancements and service enhancements on a timely basis during the latter half of 2005 and the first half of 2006; the success of the GNS business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company's brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides U.S. GNS bank partners the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the continuation of favorable trends, including increased travel and entertainment spending and the overall level of consumer confidence; successfully cross-selling, travel, card and other products and services to the Company's customer base, both in the United States and abroad; the Company's ability to generate sufficient revenues for expanded investment spending, and the ability to capitalize on such investments to improve business metrics; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company's operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of TRS' billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; risks associated with the Company's prepayment to Delta Air Lines of $500 million for the future purchases of Delta SkyMiles rewards points and its loan of up to $75 million to Delta; AEFA's ability to improve investment performance, including attracting and retaining high-quality personnel, and reduce outflows of invested funds; AEFA's ability to develop and introduce new and attractive products to clients in a timely manner and effectively manage the economics in selling a growing volume of non-proprietary mutual funds and other retail financial products to clients; fluctuation in the equity and fixed income markets, which can affect the amount and types of investment products sold by AEFA, the market value of its managed assets, and management, distribution and other fees received based on the value of those assets; AEFA's ability to recover deferred acquisition costs (DAC), as well as the timing of such DAC amortization, in connection with the sale of annuity, insurance and certain mutual fund products, and the level of guaranteed minimum death benefits paid to clients; changes in assumptions relating to DAC, which could impact the amount of DAC amortization; changes in federal securities laws affecting the mutual fund industry, including possible enforcement proceedings and the adoption of rules and regulations designed to prevent trading abuses, restrict or eliminate certain types of fees, change mutual fund governance and mandate additional disclosures, and the ability to make the required investment to upgrade compliance systems and procedures in response to these changes; AEFA's ability to avoid deterioration in its high-yield portfolio in order to mitigate losses in its investment portfolio; fluctuations in foreign currency exchange rates; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the insurance, annuity and investment certificate products; accuracy of estimates for the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to TRS' lending securitizations; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters;

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

     TRS PROCEEDINGS

     The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) COHEN RESE GALLERY ET AL. V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Northern District of California (filed July 2003);
     (ii) ITALIAN COLORS RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Northern District of California (filed August
     2003); (iii) DRF JEWELER CORP. V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed December
     2003); (iv) HAYAMA INC. V. AMERICAN EXPRESS COMPANY ET AL., Superior Court of California, Los Angeles County (filed December 2003); (v) CHEZ NOELLE RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed January 2004); (vi) MASCARI ENTERPRISES D/B/A SOUND STATIONS V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed January
     2004); (vii) MIMS RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed February
     2004); and (viii) THE MARCUS CORPORATION V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the U.S. District Court for the Southern District of New York. A decision on that motion is pending. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York. The Company filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. Nonetheless, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against this action.

     In May 2005, Amex Bank of Canada was added as a defendant to a motion to authorize a class action captioned OPTION CONSOMMATEURS AND JOEL-CHRISTIAN ST-PIERRE V. BANK OF MONTREAL ET AL. filed in the Superior Court of Quebec, District of Quebec. The motion, which also names as defendants Royal Bank of Canada, Toronto-Dominion Bank, HSBC Bank of Canada, among others, alleges that the defendants violated the Quebec Consumer Protection Act by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the Quebec Consumer Protection Act ("QCPA") provisions, which require a 21-day grace period prior to imposing finance charges, applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the QCPA. The proposed class seeks reimbursement of all finance charges imposed in violation of the QCPA, $100 in punitive damages per class member, interest and fees and costs.

     AEFA PROCEEDINGS

     The SEC, NASD and several state attorneys general have brought numerous enforcement proceedings against individuals and firms challenging several mutual fund industry practices, including late trading (allowing mutual fund customers to receive 4:00 p.m. ET prices for orders placed or confirmed after 4:00 p.m. ET), market timing (abusive rapid trading in mutual fund shares) and disclosure of revenue sharing arrangements, which are paid by fund advisers or companies to brokerage firms who agree to sell those funds. We have received requests for information and have been contacted by regulatory authorities concerning our practices and are cooperating fully with these inquiries.

     On February 17, 2005, the New Hampshire Bureau of Securities Regulation (the "NHBSR") filed a petition against AEFA. The petition alleged that AEFA violated New Hampshire and federal securities laws by failing to disclose revenue sharing and directed brokerage payments received from non-proprietary mutual funds for agreeing to make their products available through AEFA's national distribution network. The petition also alleged that AEFA failed to disclose incentives for advisors to sell proprietary products and other alleged conflicts of interest. The petition sought, among other things, an order to show cause why AEFA's broker-dealer license should not have been denied, suspended or revoked, proposed a fine and restitution of financial planning fees during the relevant period (principally 1999 to 2003) in the amount of $17.5 million, and disgorgement of revenue sharing and directed brokerage payments and other relief. In July 2005, AEFA entered into a settlement agreement with the NHBSR in settlement of the allegations contained in the petition. Under the terms of the settlement, AEFA has consented to the payment of a fine to the NHBSR in the amount of $5 million and agreed to make restitution of up to $2 million. AEFA has also agreed to pay $375,000 for all costs associated with the NHBSR's investigation. The Company established reserves in prior quarters to cover this matter. In addition, under the terms of the settlement, AEFA has agreed to retain a consultant to review its practices and procedures in all its offices located in New Hampshire and to determine the ultimate amount of the restitution to be paid to New Hampshire clients up to the maximum of $2 million.

     In June 2004, an action captioned JOHN E. GALLUS ET AL. V. AMERICAN EXPRESS FINANCIAL CORP. AND AMERICAN EXPRESS FINANCIAL ADVISORS, INC. was filed in the United States District Court for the District of Arizona. The plaintiffs allege that they are investors in several "AXP" mutual funds and they purport to bring the action derivatively on behalf of those funds under the Investment Company Act of 1940. The plaintiffs allege that fees allegedly paid to the defendants by the funds for investment advisory and administrative services are excessive. The plaintiffs seek remedies including restitution and rescission of investment advisory and distribution agreements. The plaintiffs voluntarily agreed to transfer this case to the United States District Court for the District of Minnesota. In March 2005, the Court dismissed one count of the complaint that fund directors breached their fiduciary duties. The Court denied the motion to dismiss the remaining counts, but granted plaintiffs only limited discovery after which time the Company will be permitted to renew its motion to dismiss.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        (c) Issuer Purchases of Securities

     The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended June 30, 2005.

                                                                                    Total Number       Maximum
                                                                                      of Shares       Number of
                                                                                    Purchased as     Shares that
                                                                                       Part of        May Yet Be
                                                                                      Publicly        Purchased
                                           Total Number                               Announced         Under
                                            of Shares           Average Price         Plans or       the Plans or
         Period                             Purchased          Paid Per Share       Programs (3)       Programs
         ------------------------------   --------------       ---------------      ------------     ------------
         April 1-30, 2005
           Repurchase program (1)              1,255,000       $         51.77         1,255,000       60,944,723
           Employee transactions (2)              58,075       $         52.03               N/A              N/A

         May 1-31, 2005
           Repurchase program (1)              8,503,000       $         52.66         8,503,000       52,441,723
           Employee transactions (2)              14,216       $         53.36               N/A              N/A

         June 1-30, 2005
           Repurchase program (1)                700,000       $         54.94           700,000       51,741,723
           Employee transactions (2)              41,116       $         53.38               N/A              N/A
                                          --------------                            ------------

         Total
           Repurchase program (1)             10,458,000       $         52.71        10,458,000
           Employee transactions (2)             113,407       $         52.69               N/A

         (1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At present, there are approximately 51.7 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 518.3 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

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

Item 4. Submission of Matters to a Vote of Security Holders

     For information relating to the matters voted upon at the Company's annual meeting of shareholders held on April 27, 2005, see the information set forth under the caption "Item 4, Submission of Matters to a Vote of Security Holders" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2005, which is incorporated herein by reference.

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

                                       AMERICAN EXPRESS COMPANY
                                       ------------------------
                                              (Registrant)


Date:  August 2, 2005                  By /s/ Gary L. Crittenden
                                          --------------------------------------
                                          Gary L. Crittenden
                                          Executive Vice President and
                                          Chief Financial Officer


Date:  August 2, 2005                  By /s/ Joan C. Amble
                                          --------------------------------------
                                          Joan C. Amble
                                          Executive Vice President and
                                          Comptroller
                                          (Principal Accounting Officer)

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