Form 10-Q
period 2005-09-30
AMERICAN EXPRESS CO
filed 2005-11-09
CIK 4962

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

       /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2005

                                      or

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)

           New York                                    13-4922250
------------------------------------   ---------------------------------------
  (State or other jurisdiction of       (I.R.S. Employer Identification No.)
  incorporation or organization)

World Financial Center, 200 Vesey Street, New York, NY          10285
------------------------------------------------------  ----------------------
          (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code     (212) 640-2000
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

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                 Yes / /   No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

               Class                         Outstanding at October 28, 2005
----------------------------------------    ----------------------------------
Common Shares (par value $.20 per share)            1,241,689,181 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                           Page No.
                                                                                           -------
Part I.     Financial Information:

            Item 1.  Financial Statements

                 Consolidated Statements of Income - Three months ended September
                 30, 2005 and 2004                                                                1

                 Consolidated Statements of Income - Nine months ended September
                 30, 2005 and 2004                                                                2

                 Consolidated Balance Sheets -September 30, 2005 and December 31,
                 2004                                                                             3

                 Consolidated Statements of Cash Flows - Nine months ended
                 September 30, 2005 and 2004                                                      4

                 Notes to Consolidated Financial Statements                                  5 - 14

            Item 2.  Management's Discussion and Analysis of Financial Condition
                     and Results of Operations                                              15 - 36

            Item 4.  Controls and Procedures                                                     36

Part II.    Other Information:

            Item 1.  Legal Proceedings                                                           39

            Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                 41

            Item 6.  Exhibits                                                                    42

            Signatures                                                                           43

            Exhibit Index                                                                       E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                           Three Months Ended
                                                                              September 30,
                                                                           -------------------
                                                                             2005       2004
                                                                           --------   --------
     Revenues:
          Discount revenue                                                 $  2,945   $  2,535
          Cardmember lending net finance charge revenue                         648        562
          Net card fees                                                         511        474
          Travel commissions and fees                                           421        426
          Other commissions and fees                                            628        574
          Securitization income, net                                            353        295
          Other investment and interest income, net                             246        248
          Other                                                                 316        362
                                                                           --------   --------
            Total                                                             6,068      5,476
                                                                           --------   --------

     Expenses:
          Human resources                                                     1,197      1,098
          Marketing, promotion, rewards and cardmember services               1,492      1,286
          Provisions for losses and benefits:
            Charge card                                                         299        206
            Cardmember lending                                                  364        233
            Investment certificates and other                                    76        117
                                                                           --------   --------
            Total                                                               739        556
          Professional services                                                 563        534
          Occupancy and equipment                                               346        328
          Interest                                                              238        201
          Communications                                                        112        114
          Other                                                                 301        345
                                                                           --------   --------
            Total                                                             4,988      4,462
                                                                           --------   --------
     Pretax income from continuing operations                                 1,080      1,014
     Income tax provision                                                       215        312
                                                                           --------   --------
     Income from continuing operations                                          865        702
     Income from discontinued operations, net of tax                            165        177
                                                                           --------   --------
     Net income                                                            $  1,030   $    879
                                                                           ========   ========

     Earnings per Common Share---- Basic:
          Continuing operations                                            $   0.70   $   0.56
          Discontinued operations                                              0.14       0.14
                                                                           --------   --------
          Net income                                                       $   0.84   $   0.70
                                                                           ========   ========

     Earnings per Common Share ---- Diluted:
          Continuing operations                                            $   0.69   $   0.55
          Discontinued operations                                              0.13       0.14
                                                                           --------   --------
          Net income                                                       $   0.82   $   0.69
                                                                           ========   ========

     Average common shares outstanding for earnings per common share:
          Basic                                                               1,229      1,251
                                                                           ========   ========
          Diluted                                                             1,254      1,275
                                                                           ========   ========
     Cash dividends declared per common share                              $   0.12   $   0.12
                                                                           ========   ========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                       Nine Months Ended
                                                                         September 30,
                                                                      -------------------
                                                                        2005       2004
                                                                      --------   --------
Revenues:
     Discount revenue                                                 $  8,558   $  7,432
     Cardmember lending net finance charge revenue                       1,877      1,664
     Net card fees                                                       1,515      1,418
     Travel commissions and fees                                         1,345      1,311
     Other commissions and fees                                          1,816      1,668
     Securitization income, net                                            965        807
     Other investment and interest income, net                             776        736
     Other                                                                 978      1,025
                                                                      --------   --------
       Total                                                            17,830     16,061
                                                                      --------   --------

Expenses:
     Human resources                                                     3,652      3,306
     Marketing, promotion, rewards and cardmember services               4,260      3,545
     Provisions for losses and benefits:
       Charge card                                                         748        593
       Cardmember lending                                                  934        834
       Investment certificates and other                                   278        230
                                                                      --------   --------
       Total                                                             1,960      1,657
     Professional services                                               1,594      1,494
     Occupancy and equipment                                             1,038        974
     Interest                                                              671        592
     Communications                                                        342        354
     Other                                                               1,024      1,228
                                                                      --------   --------
       Total                                                            14,541     13,150
                                                                      --------   --------
Pretax income from continuing operations                                 3,289      2,911
Income tax provision                                                       819        894
                                                                      --------   --------
Income from continuing operations                                        2,470      2,017
Income from discontinued operations, net of tax                            519        603
Cumulative effect of accounting change related to discontinued
    operations, net of tax                                                   -        (71)
                                                                      --------   --------
Net income                                                            $  2,989   $  2,549
                                                                      ========   ========

Earnings per Common Share---- Basic:
     Continuing operations                                            $   2.00   $   1.60
     Discontinued operations                                              0.42       0.47
     Cumulative effect of accounting change                                  -      (0.05)
                                                                      --------   --------
     Net income                                                       $   2.42   $   2.02
                                                                      ========   ========

Earnings per Common Share ---- Diluted:
     Continuing operations                                            $   1.96   $   1.56
     Discontinued operations                                              0.42       0.47
     Cumulative effect of accounting change                                  -      (0.05)
                                                                      --------   --------
     Net income                                                       $   2.38   $   1.98
                                                                      ========   ========

Average common shares outstanding for earnings per common share:
     Basic                                                               1,233      1,264
                                                                      ========   ========
     Diluted                                                             1,257      1,289
                                                                      ========   ========

Cash dividends declared per common share                              $   0.36   $   0.32
                                                                      ========   ========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)
                                  (Unaudited)

                                                                                   September 30,    December 31,
                                                                                        2005            2004
                                                                                   -------------   -------------
ASSETS
Cash and cash equivalents                                                          $       7,623   $       7,808
Accounts receivable and accrued interest:
    Cardmember receivables, less reserves: 2005, $909; 2004, $806                         31,019          30,270
    Other receivables, less reserves: 2005, $45; 2004, $57                                 2,041           2,128
Investments                                                                               21,590          21,675
Loans:
    Cardmember lending, less reserves: 2005, $952; 2004, $972                             28,932          25,933
    International banking, less reserves: 2005, $67; 2004, $95                             6,856           6,790
    Other, less reserves: 2005, $34; 2004, $17                                             1,712           1,533
Land, buildings and equipment - at cost, less accumulated
    depreciation: 2005, $2,792; 2004, $2,682                                               2,217           2,380
Other assets                                                                               6,834           8,558
Assets of discontinued operations                                                              -          87,141
                                                                                   -------------   -------------
    Total assets                                                                   $     108,824   $     194,216
                                                                                   =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                                $      22,194   $      19,892
Travelers Cheques outstanding                                                              7,021           7,287
Accounts payable                                                                           8,273           7,319
Investment certificate reserves                                                            6,219           5,501
Short-term debt                                                                           15,014          14,531
Long-term debt                                                                            29,110          32,676
Other liabilities                                                                         11,091          10,315
Liabilities of discontinued operations                                                         -          80,675
                                                                                   -------------   -------------
    Total liabilities                                                                     98,922         178,196
                                                                                   -------------   -------------

Shareholders' equity:
    Common shares, $.20 par value, authorized 3.6 billion shares;
       issued and outstanding 1,239 million shares in 2005 and
       1,249 million shares in 2004                                                          248             250
    Additional paid-in capital                                                             8,382           7,316
    Retained earnings                                                                      1,353           8,196
    Accumulated other comprehensive (loss) income, net of tax:
       Net unrealized securities gains                                                       199             760
       Net unrealized derivatives gains (losses)                                             118            (142)
       Foreign currency translation adjustments                                             (382)           (344)
       Minimum pension liability                                                             (16)            (16)
                                                                                   -------------   -------------
    Total accumulated other comprehensive (loss) income                                      (81)            258
                                                                                   -------------   -------------
       Total shareholders' equity                                                          9,902          16,020
                                                                                   -------------   -------------
    Total liabilities and shareholders' equity                                     $     108,824   $     194,216
                                                                                   =============   =============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)
                                  (Unaudited)

                                                                                     Nine Months Ended
                                                                                       September 30,
                                                                                   --------------------
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                      2005        2004
                                                                                   --------    --------
Net income                                                                         $  2,989    $  2,549
Less: Income from discontinued operations, net of tax                                  (519)       (603)
Add: Cumulative effect of accounting change related to discontinued
        operations, net of tax                                                            -          71
                                                                                   --------    --------
Income from continuing operations                                                     2,470       2,017
Adjustments to reconcile income from continuing operations
     to net cash provided by operating activities from continuing operations:
        Provisions for losses and benefits                                            2,128       1,794
        Depreciation and amortization                                                   443         442
        Deferred taxes, acquisition costs and other                                    (197)        817
        Stock-based compensation                                                        180         134
        Changes in operating assets and liabilities, net of
           effects of acquisitions and dispositions:
          Accounts receivable and accrued interest                                       84         (95)
          Other operating assets                                                      1,093         162
          Accounts payable and other liabilities                                      1,213         685
          (Decrease) increase in Travelers Cheques outstanding                         (258)        163
                                                                                   --------    --------
NET CASH PROVIDED BY OPERATING ACTIVITIES FROM CONTINUING OPERATIONS                  7,156       6,119
                                                                                   --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
Sale of investments                                                                   3,304       5,285
Maturity and redemption of investments                                                2,990       2,624
Purchase of investments                                                              (6,819)     (9,391)
Net increase in cardmember loans/receivables                                         (6,230)     (2,468)
Maturities of cardmember receivable securitizations                                  (1,750)       (300)
Proceeds from cardmember receivable securitizations                                   1,197           -
Proceeds from cardmember loan securitizations                                         4,887       3,888
Maturities of cardmember loan securitizations                                        (4,463)     (3,000)
Loan operations and principal collections, net                                         (218)        (66)
Purchase of land, buildings and equipment                                              (406)       (430)
Sale of land, buildings and equipment                                                   207          62
Acquisitions                                                                              -        (178)
                                                                                   --------    --------
NET CASH USED IN INVESTING ACTIVITIES FROM CONTINUING OPERATIONS                     (7,301)     (3,974)
                                                                                   --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
Net increase (decrease) in customers' deposits                                        2,673      (1,283)
Sale of investment certificates                                                       3,809       3,046
Redemption of investment certificates                                                (3,187)     (2,593)
Net increase (decrease) in debt with maturities of three months or less                 417      (8,996)
Issuance of debt                                                                      7,895      15,455
Principal payments on debt                                                          (10,817)     (5,289)
Issuance of American Express common shares and other                                    867         753
Repurchase of American Express common shares                                         (1,654)     (2,645)
Dividends paid                                                                         (497)       (383)
                                                                                   --------    --------
NET CASH USED IN FINANCING ACTIVITIES FROM CONTINUING OPERATIONS                       (494)     (1,935)
Effect of exchange rate changes on cash                                                 (40)        (16)
Effect of discontinued operations                                                       494         723
                                                                                   --------    --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                   (185)        917
Cash and cash equivalents at beginning of period                                      7,808       3,967
                                                                                   --------    --------
Cash and cash equivalents at end of period                                         $  7,623    $  4,884
                                                                                   ========    ========

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

     On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company's financial planning and financial services business, and the distribution of Ameriprise common stock to the Company's shareholders in a transaction designed to be tax-free for U.S. federal income tax purposes. The net assets distributed to shareholders have been treated as a dividend and charged to retained earnings. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of its tax, accounting and consulting business, American Express Tax and Business Services, Inc. (TBS). The operating results and assets and liabilities related to Ameriprise and certain dispositions (including TBS) prior to disposal have been reflected as discontinued operations in the Consolidated Financial Statements.

     Effective September 30, 2005, the Company realigned its segment presentation to reflect the spin-off of Ameriprise. The new segments are:
     U.S. Card Services, International Card & Global Commercial Services, Global Network & Merchant Services, and Corporate & Other.

     Cardmember lending net finance charge revenue is presented net of interest expense of $228 million and $152 million for the three months ended September 30, 2005 and 2004, respectively, and $609 million and $415 million for the nine months ended September 30, 2005 and 2004, respectively. The Company paid interest of approximately $2.1 billion and $1.2 billion during the nine months ended September 30, 2005 and 2004, respectively. Other investment and interest income is presented net of interest expense of $82 million and $55 million for the three months ended September 30, 2005 and 2004, respectively, and $230 million and $156 million for the nine months ended September 30, 2005 and 2004, respectively.

     In June 2005, $1.9 billion of interests issued by the American Express Master Trust (the Charge Trust) matured. The Charge Trust was dissolved during the third quarter of 2005. In August 2005, the Company securitized $1.2 billion of cardmember receivables, issuing $1.2 billion of floating-rate asset backed notes through the American Express Issuance Trust (AEIT), which was established in May 2005. Accordingly, the Company had securitized cardmember receivables outstanding totaling $1.2 billion and $1.9 billion at September 30, 2005 and December 31, 2004, respectively, which were included in cardmember receivables on the Consolidated Balance Sheets as they did not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities;" likewise, an equal amount of debt was included in short-term or long-term debt, as appropriate.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))," using the modified prospective application. SFAS No. 123(R) requires entities to measure and recognize the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and applies to (i) new awards, (ii) awards modified, repurchased, or cancelled after the adoption date, and (iii) any outstanding awards accounted for under APB Opinion No. 25, Accounting for Stock Issued to Employees, for which all requisite service has not yet been rendered. The impact of adopting SFAS No. 123(R) did not have a material impact on the Company's financial statements.

     In December 2004, the FASB issued FASB Staff Position (FSP)
     FAS 109-2, "Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004 (the
     Act)" (FSP FAS 109-2), which would allow additional time beyond the financial reporting period of enactment

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     to evaluate the effect of the Act on the Company's plan for reinvestment or repatriation of foreign earnings for purposes of calculating the income tax provision. The Company does not plan to repatriate any foreign earnings as a result of the Act.

     Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts" (SOP 03-1). The adoption of SOP 03-1 as of January 1, 2004 resulted in a cumulative effect of accounting change which related to discontinued operations that reduced first quarter 2004 results by $71 million ($109 million pretax).

     In November 2003, the FASB ratified a consensus on the disclosure provisions of Emerging Issues Task Force (EITF) Issue 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" (EITF 03-1). The Company complied with the disclosure provisions of this rule in the Consolidated Financial Statements included in its Annual Report on Form 10-K for the years ended December 31, 2004 and 2003. In March 2004, the FASB reached a consensus regarding the application of a three-step impairment model to determine whether investments accounted for in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115), and other cost method investments are other-than-temporarily impaired. However, with the issuance of FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF 03-1," on September 30, 2004, the provisions of the consensus relating to the measurement and recognition of other-than-temporary impairments will be deferred pending further clarification from the FASB. On November 3, 2005, the FASB issued FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." It concludes this matter by (a) nullifying the EITF 03-1 paragraphs 10-18 that dealt with recognition criteria for other-than-temporary impairments, (b) requiring such evaluations to be performed under the guidance of SFAS No. 115 and other authoritative pronouncements issued by the FASB and the SEC, and (c) carrying forward the disclosure and other EITF 03-1 requirements. The Company believes its current procedures are consistent with the requirements of FSP FAS 115-1.

2.   Ameriprise and Other Discontinued Operations

     On September 30, 2005, the Company completed the distribution of Ameriprise common stock to the Company's shareholders in a transaction designed to be tax-free for U.S. federal income tax purposes. The Ameriprise distribution was treated as a non-cash dividend to shareholders and, as such, reduced the Company's retained earnings by $7.8 billion, which included an approximate $1.1 billion capital contribution to Ameriprise in connection with the distribution. Accordingly, the Company's Consolidated Balance Sheet as of September 30, 2005 reflects the non-cash dividend and a decrease in assets and liabilities.

     In addition, during the three months ended September 30, 2005, the Company completed certain dispositions (including TBS) for cash proceeds of approximately $190 million. Revenues from these dispositions were $325 million and $309 million for the nine months ended September 30, 2005 and 2004, respectively. These dispositions resulted in a net after-tax gain of approximately $63 million during the third quarter of 2005.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The operating results and assets and liabilities of discontinued operations are presented separately in the Company's Consolidated Financial Statements. Summary operating results of the discontinued operations for the three and nine months ended September 30, 2005 and 2004, were:

                                                           Three Months Ended    Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
     (Millions)                                             2005       2004       2005       2004
                                                          --------   -------------------   --------
     Revenues                                             $  1,993   $  1,729   $  5,813   $  5,291
     Expenses                                               (1,813)    (1,489)    (5,148)    (4,434)
     Income tax provision                                      (78)       (63)      (209)      (254)
     Gain on disposal, net of tax                               63          -         63          -
                                                          --------   --------   --------   --------
     Income from discontinued operations, net of tax      $    165   $    177   $    519   $    603
                                                          ========   ========   ========   ========

     Assets and liabilities of the discontinued operations at December 31, 2004 were:

                                                                          December 31,
          (Millions)                                                          2004
                                                                          ------------
          Assets:
          Investments                                                     $     39,134
          Separate account assets                                               35,901
          Deferred acquisition costs                                             3,838
          Other assets                                                           8,268
                                                                          ------------
            Total assets                                                  $     87,141
                                                                          ------------
          Liabilities:
          Insurance and annuity reserves                                  $     32,966
          Investment certificate reserves                                        5,831
          Separate account liabilities                                          35,901
          Other liabilities                                                      5,977
                                                                          ------------
            Total liabilities                                             $     80,675
                                                                          ------------
            Net assets                                                    $      6,466
                                                                          ============

     During the third quarter of 2005, the Company and Ameriprise executed a reinsurance agreement for the Company to retain the travel and other card insurance businesses of AMEX Assurance Company (AAC), a subsidiary of Ameriprise at September 30, 2005. The Company also entered into a share purchase agreement with Ameriprise under which all of the ownership interests in and the rights and obligations of AAC will transfer to the Company within a period not to exceed two years from the spin-off date in consideration of a fixed purchase price equal to AAC's net book value as of September 30, 2005, which is $115 million. As a result of these agreements and in accordance with FASB Interpretation No. 46R "Consolidation of Variable Interest Entities," the Company consolidates AAC as a variable interest entity for which the Company is considered the primary beneficiary. The Company recorded a $115 million liability as of September 30, 2005 related to the purchase of AAC.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Shareholders' Equity

     The following table summarizes the Company's consolidated shareholders' equity activity for the nine months ended September 30, 2005:

                                                                                         Accumulated
                                                                           Additional       Other
                                                                 Common     Paid-In-    Comprehensive   Retained
     (Millions)                                        Total     Shares     Capital     Income (Loss)   Earnings
                                                     ---------   ------    ----------   -------------   --------
     Balances at December 31, 2004                   $  16,020   $  250    $    7,316   $         258   $  8,196
     Comprehensive income:
       Net income                                        2,989                                             2,989
       Change in net unrealized securities gains          (545)                                  (545)
       Change in net unrealized derivatives gains
          (losses)                                         252                                    252
       Foreign currency translation adjustments            (63)                                   (63)
                                                     ---------
       Total comprehensive income                        2,633
     Repurchase of common shares                        (1,654)      (6)         (186)                    (1,462)
     Spin-off of Ameriprise                             (7,815)                                    17     (7,832)
     Other changes, primarily employee plans             1,165        4         1,252                        (91)
     Cash dividends declared:
         common, $0.36 per share                          (447)                                             (447)
                                                     ---------   ------    ----------   -------------   --------
     Balances at September 30, 2005                  $   9,902   $  248    $    8,382   $         (81)  $  1,353
                                                     =========   ======    ==========   =============   ========

4.   Investments

     The following is a summary of investments classified as available-for-sale at fair value, by type at September 30, 2005 and December 31, 2004:

                                                                                     September 30,   December 31,
     (Millions)                                                                           2005           2004
                                                                                     -------------   ------------
     State and municipal obligations                                                 $       7,409   $      7,381
     U.S. Government and agencies obligations                                                5,036          4,060
     Mortgage and other asset-backed securities                                              4,236          4,322
     Corporate debt securities                                                               3,358          3,751
     Other                                                                                   1,551          2,161
                                                                                     -------------   ------------
       Total                                                                         $      21,590   $     21,675
                                                                                     =============   ============

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     Gross realized gains and losses on sales and losses recognized for other-than-temporary impairments of securities classified as available-for-sale, using the specific identification method, were as follows for the three and nine months ended September 30, 2005 and 2004:

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
     (Millions)                                             2005       2004       2005       2004
                                                          --------   --------   --------   --------
     Gross realized gains on sales                        $      8   $      9   $     15   $     20
     Gross realized losses on sales                       $     (1)  $      -   $     (1)  $     (2)
     Gross other-than-temporary impairments               $     (1)  $     (1)  $     (1)  $    (10)

5.   Guarantees

     The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within the next 12 months, the aggregate maximum amount of undiscounted future payments associated with such guarantees would not exceed $95 billion at September 30, 2005 and December 31, 2004. The total amount of related liability accrued at September 30, 2005 and December 31, 2004 for such programs was $149 million and $144 million, respectively, which management believes to be adequate based on actual experience. The Company generally has no collateral or other recourse provisions related to these guarantees. Expenses relating to actual claims under these guarantees were not material for the three and nine months ended September 30, 2005 and 2004, respectively. As of September 30, 2005, these guarantees also included certain guarantees provided in conjunction with the spin-off of Ameriprise.

     The Company also provides various guarantees to its international banking customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees. Generally, these guarantees range in term from three months to one year. The Company receives a fee related to these guarantees, many of which help to facilitate customer cross-border transactions. At September 30, 2005, the Company held approximately $800 million of collateral supporting these guarantees. The maximum amount of undiscounted future payments for these guarantees is approximately $1 billion and $900 million, respectively at September 30, 2005 and December 31, 2004, respectively. The total amount of related liability accrued at September 30, 2005 and December 31, 2004 for such programs was $3 million and $4 million, respectively.

6.   Retirement Plans

     The components of the net pension cost included in continuing operations for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," are as follows:

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
     (Millions)                                             2005       2004       2005       2004
                                                          --------   --------   --------   --------
     Service cost                                         $     26   $     25   $     78   $     74
     Interest cost                                              29         27         88         81
     Expected return on plan assets                            (35)       (35)      (106)      (105)
     Amortization of prior service cost                          -         (1)         1         (3)
     Recognized net actuarial loss                               7          5         20         14
     Settlement/curtailment loss                                 2          2          5          7
                                                          --------   --------   --------   --------
     Net periodic pension benefit cost                    $     29   $     23   $     86   $     68
                                                          ========   ========   ========   ========

     The net periodic postretirement benefit expense recognized was $9 million for the three months ended September 30, 2005 and 2004, and $26 million for the nine months ended September 30, 2005 and 2004.

7.   Stock-Based Compensation

     At September 30, 2005, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Effective January 1, 2003, the Company adopted the fair value recognition provisions of SFAS No. 123 for all stock options granted after December 31, 2002. Effective July 1, 2005, the Company adopted SFAS No. 123(R). Included in net income is expense of $13 million after-tax for the three months ended September 30, 2005 and 2004, and $52 million and $40 million after-tax for the nine months ended September 30, 2005 and 2004, respectively, related to stock options granted January 1, 2003 or later.

     The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 for all outstanding and unvested stock options and other stock-based compensation for the three months ended September 30, 2004 and the nine months ended September 30, 2005 and 2004:

                                                           Three Months Ended     Nine Months Ended
                                                             September 30,         September 30,
                                                          -------------------   -------------------
     (Millions, except per share amounts)                         2004            2005       2004
                                                          -------------------   --------   --------
     Net income as reported:                                   $    879         $  2,989   $  2,549
       Add: Stock-based employee compensation
          included in reported net income, net of
          related tax effects                                        34              139        105
       Deduct: Total stock-based employee
          compensation expense determined under fair
          value based method, net of related tax effects            (80)            (149)      (243)
                                                          -------------------   --------   --------
     Pro forma net income                                      $    833         $  2,979   $  2,411
                                                          ===================   ========   ========
     Basic EPS:
       As reported                                             $   0.70         $   2.42   $   2.02
       Pro forma                                               $   0.67         $   2.42   $   1.91
     Diluted EPS:
       As reported                                             $   0.69         $   2.38   $   1.98
       Pro forma                                               $   0.65         $   2.37   $   1.87

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.   Earnings per Common Share

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS from continuing and discontinued operations for the three and nine months ended September 30, 2005 and 2004 are as follows:

                                                                     Three Months Ended    Nine Months Ended
                                                                       September 30,         September 30,
                                                                    -------------------   -------------------
     (Millions, except per share amounts)                             2005       2004       2005       2004
                                                                    --------   --------   --------   --------
     Numerator:
       Income from continuing operations                            $    865   $    702   $  2,470   $  2,017
       Income from discontinued operations, net of tax                   165        177        519        603
       Cumulative effect of accounting change, net of tax                  -          -          -        (71)
                                                                    --------   --------   --------   --------
       Net income                                                   $  1,030   $    879   $  2,989   $  2,549
                                                                    --------   --------   --------   --------
     Denominator:
       Basic: Weighted-average shares outstanding during the
              period                                                   1,229      1,251      1,233      1,264
       Add:  Dilutive effect of stock options, restricted
                 stock awards and other dilutive securities               25         24         24         25
                                                                    --------   --------   --------   --------
       Diluted                                                         1,254      1,275      1,257      1,289
                                                                    --------   --------   --------   --------
     Basic EPS:
       Income from continuing operations                            $   0.70   $   0.56   $   2.00   $   1.60
       Income from discontinued operations, net of tax                  0.14       0.14       0.42       0.47
       Cumulative effect of accounting change, net of tax                  -          -          -      (0.05)
                                                                    --------   --------   --------   --------
       Net income                                                   $   0.84   $   0.70   $   2.42   $   2.02
                                                                    --------   --------   --------   --------
     Diluted EPS:
       Income from continuing operations                            $   0.69   $   0.55   $   1.96   $   1.56
       Income from discontinued operations, net of tax                  0.13       0.14       0.42       0.47
       Cumulative effect of accounting change, net of tax                  -          -          -      (0.05)
                                                                    --------   --------   --------   --------
       Net income                                                   $   0.82   $   0.69   $   2.38   $   1.98
                                                                    --------   --------   --------   --------

     For the three months ended September 30, 2005 and 2004, the dilutive effect of stock options excludes 13 million and 14 million options, respectively, from the computation of diluted EPS because inclusion of the options would have been anti-dilutive. Similarly, the number of these excluded stock options for the nine months ended September 30, 2005 and 2004 was 17 million and 12 million, respectively. As discussed in Note 1 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the convertible debentures issued in November 2003 will not affect the computation of EPS unless the Company's common share price exceeds the base conversion price (currently $60.49 per share as adjusted to reflect the Company's distribution on September 30, 2005 of 100 percent of the shares of its wholly-owned subsidiary, Ameriprise, to the Company's shareholders). In that scenario, the Company would reflect the additional common shares in the calculation of diluted earnings per share using the treasury stock method.

     The debentures are convertible into our common shares only in limited circumstances, including when the trading price of our common stock for a specified minimum period is more than 125% of the base conversion price (currently at or above $75.61). If the entire outstanding amount of debentures were to be converted when our common shares were trading at $75.61, the maximum number of shares the Company would issue, if it chose to settle the entire amount of its conversion obligation above the accreted principal amount of the debentures in shares, would be approximately 26 million shares. The Company is required to settle up to the accreted principal amount of the debentures in cash. The number of shares issuable upon conversion of the debentures will increase as the price of our common shares at the time of conversion increases. For example, if the entire outstanding amount of debentures were to be converted when our common shares were trading at $150, the maximum number of shares the Company would issue, if it chose to settle the entire amount of its conversion obligation above the accreted principal amount of the debentures in shares, would be approximately 39 million shares. Using the current maximum conversion rate, in no event would the Company be required to issue more than 52 million shares upon conversion of the debentures.

9.   Segment Information

     Effective September 30, 2005, the Company realigned its segment presentation to reflect the spin-off of Ameriprise. The new segments are:
     U.S. Card Services, International Card & Global Commercial Services, Global Network & Merchant Services, and Corporate & Other.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     U.S. Card Services includes the U.S. proprietary consumer card business,
     OPEN: The Small Business Network from American Express, the Travelers Cheques and Prepaid Services business and the American Express U.S. Consumer Travel Network.

     International Card & Global Commercial Services provides proprietary consumer cards and small business cards outside the United States. International Card & Global Commercial Services also offers global corporate products and services, including Corporate Card, issued to individuals through a corporate account established by their employer; Business Travel, which helps businesses manage their travel expenses through a variety of travel-related products and services; and Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies. International Card & Global Commercial Services also includes American Express Bank Ltd. which provides financial products and services to retail customers and wealthy individuals outside the United States and financial institutions around the world.

     Global Network & Merchant Services consists of the Merchant Services businesses and Global Network Services. The Global Merchant Services businesses develop and manage relationships with merchants that accept American Express branded cards; authorize and record transactions; pay merchants; and provide a variety of value-added point-of-sale and back office services. Global Network Services develops and manages relationships with third parties that issue American Express branded cards and/or establish relationships with merchants to accept American Express branded cards. In addition, in particular emerging markets, issuance of certain proprietary cards is managed within the Global Network Services business. Global Network & Merchant Services works with merchant and bank partners to develop and market product propositions, operate systems that enable third parties to interface with the American Express global network and provide network functions that include operations, service delivery, systems, authorization, clearing, settlement, brand advertising, new product development and marketing.

     Corporate & Other consists of corporate functions and auxiliary businesses including American Express Publishing and the leasing product line of the Company's small business financing unit, American Express Business Finance Corporation, which was sold in 2004.

     The following table presents certain information regarding these operating segments for the three and nine months ended September 30, 2005 and 2004.

                                                                     Three Months Ended    Nine Months Ended
                                                                       September 30,         September 30,
                                                                    -------------------   -------------------
     (Millions)                                                       2005       2004       2005       2004
                                                                    --------   --------   --------   --------
     Revenues:
     U.S. Card Services                                             $  3,035   $  2,618   $  8,772   $  7,584
     International Card & Global Commercial Services                   2,238      2,059      6,698      6,164
     Global Network & Merchant Services                                  716        659      2,097      1,936
     Corporate & Other                                                    79        140        263        377
                                                                    --------   --------   --------   --------
     Total                                                          $  6,068   $  5,476   $ 17,830   $ 16,061
                                                                    ========   ========   ========   ========
     Income (loss) from continuing operations:
     U.S. Card Services                                             $    446   $    356   $  1,423   $  1,155
     International Card & Global Commercial Services                     254        224        693        597
     Global Network & Merchant Services                                  141        173        405        440
     Corporate & Other                                                    24        (51)       (51)      (175)
                                                                    --------   --------   --------   --------
     Total                                                          $    865   $    702   $  2,470   $  2,017
                                                                    ========   ========   ========   ========

     For certain income statement items that are affected by asset securitizations and to reflect certain tax-exempt investment income as if it had been earned on a taxable basis at U.S. Card Services, data are provided on both a basis consistent with U.S. generally accepted accounting principles (GAAP) as presented above, as well as on a

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     managed basis. In addition, International Card & Global Commercial Services reflects a reclassification of certain foreign exchange services as revenues on a managed basis. Income from continuing operations is the same under both a GAAP and managed basis. See U.S. Card Services and International Card & Global Commercial Services Results of Operations sections of MD&A for managed basis discussions.

                                                                     Three Months Ended    Nine Months Ended
                                                                       September 30,         September 30,
                                                                    -------------------   -------------------
     (Millions)                                                       2005       2004       2005       2004
                                                                    --------   --------   --------   --------
     Revenues (managed basis):
     U.S. Card Services                                             $  3,303   $  2,898   $  9,569   $  8,453
     International Card & Global Commercial Services                   2,274      2,106      6,801      6,294
     Global Network & Merchant Services                                  716        659      2,097      1,936
     Corporate & Other                                                    79        140        263        377
                                                                    --------   --------   --------   --------
     Total                                                          $  6,372   $  5,803   $ 18,730   $ 17,060
                                                                    ========   ========   ========   ========

10.  Restructuring Charges

     As discussed in Note 22 to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, the Company recorded aggregate restructuring charges of $102 million for initiatives executed during 2004. During the first six months of 2005, the Company recorded restructuring charges of $99 million relating principally to the restructuring activities associated with its business travel operations, its international payments business included in International Card & Global Commercial Services and the finance and technologies functions. During the third quarter of 2005, the Company recorded additional charges of $66 million relating principally to the restructuring activities associated with its technologies, finance and international operations, of which $53 million reflected severance and related costs and is included in human resources expenses and $13 million reflected other exit costs and is included in other expenses.

     The following table summarizes by category the Company's aggregate restructuring charge activity from continuing operations for the nine months ended September 30, 2005:

                                                                International      Global
                                                                Card & GLobal     Network &
                                                  U.S. Card      Commercial       Merchant        Corporate
     (Millions)                                   Services        Services        Services         & Other          Total
                                                -------------   -------------   -------------   -------------   -------------
     Severance
     Liability at December 31, 2004             $           -   $          63   $           -   $           3   $          66
        Cash paid                                           -             (58)              -              (4)            (62)
        Charges                                             2              55               5              27              89
                                                -----------------------------------------------------------------------------
     Liability at June 30, 2005                             2              60               5              26              93
        Cash paid                                           -             (24)              -              (8)            (32)
        Charges, net of reversals of $4                     3              13               2              35              53
                                                -----------------------------------------------------------------------------
     Liability at September 30, 2005                        5              49               7              53             114
                                                -----------------------------------------------------------------------------
     Other
     Liability at December 31, 2004                         -              13               -               -              13
        Cash paid                                           -             (11)              -               -             (11)
        Charges                                             -               4               -               6              10
                                                -----------------------------------------------------------------------------
     Liability at June 30, 2005                             -               6               -               6              12
        Cash paid                                           -              (5)              -              (9)            (14)
        Charges                                             -               4               -               9              13
                                                -----------------------------------------------------------------------------
     Liability at September 30, 2005                        -               5               -               6              11
                                                -----------------------------------------------------------------------------
     Total liability at September  30, 2005     $           5   $          54   $           7   $          59   $         125
                                                =============================================================================

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

11.  Income Taxes

     The Company is under continuous examination by the Internal Revenue Service (IRS) and regularly audited by tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company regularly assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established which the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available or when an event occurs necessitating a change to the reserves.

     For the three and nine months ended September 30, 2005, the Company recognized income tax benefits of $105 million and $195 million, respectively, related to the resolution of certain matters with the IRS. Income taxes paid, net, by the Company during the nine months ended September 30, 2005 and 2004 were approximately $1.3 billion and $836 million, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company or American Express) is a leading global payments, network and travel Company. The Company offers a broad range of products including charge and credit cards; stored value products such as Travelers Cheques, Travelers Cheque funds cards and gift cards; travel agency services and travel, entertainment and purchasing expense management services; network services and merchant acquisition and merchant processing for our network partners and proprietary payments businesses. The Company's various products are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations and banking institutions. These products are sold through various channels including direct mail, on-line applications, targeted sales-forces and direct response advertising.

The Company generates revenue from a variety of sources including global payments, such as charge and credit cards, travel services and stored value products, including Travelers Cheques. Charge and credit cards generate revenue for the Company primarily in three different ways:

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

The Company believes that its "spend-centric" business model (in which it focuses primarily on generating revenues by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. For merchants, the higher spending represents greater value to them in the form of higher sales and loyal customers, which gives the Company the ability to earn a premium discount rate. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company's financial planning and financial services business, and the distribution of Ameriprise common stock to the Company's shareholders in a transaction designed to be tax-free for U.S. federal income tax purposes. The net assets distributed to shareholders have been treated as a dividend and charged to retained earnings. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of its tax, accounting and consulting business, American Express Tax and Business Services, Inc. (TBS). The operating results and assets and liabilities related to Ameriprise and certain dispositions (including TBS) prior to disposal have been reflected as discontinued operations in the Consolidated Financial Statements.

Effective September 30, 2005, the Company realigned its segment presentation to reflect the spin-off of Ameriprise. The new segments are: U.S. Card Services, International Card & Global Commercial Services, Global Network & Merchant Services, and Corporate & Other.

U.S. Card Services includes the U.S. proprietary consumer card business, OPEN:
The Small Business Network from American Express, the Travelers Cheques and Prepaid Services business and the American Express U.S. Consumer Travel Network. Charge and credit cards generate revenue for the Company primarily through discount revenue, net finance charge revenue and card fees. Prepaid Services, including

Travelers Cheques, earn investment income as cash is invested prior to encashment of Travelers Cheques or use of other prepaid products, in addition to other fees.

International Card & Global Commercial Services provides proprietary consumer cards and small business cards outside the United States. International Card & Global Commercial Services also offers global corporate products and services, including Corporate Card, issued to individuals through a corporate account established by their employer; Business Travel, which helps businesses manage their travel expenses through a variety of travel-related products and services; and Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies. International Card & Global Commercial Services also includes American Express Bank Ltd. which provides financial products and services to retail customers and wealthy individuals outside the United States and financial institutions around the world.

International Card & Global Commercial Services derives its revenues from a number of sources including discount revenue from business billed on its proprietary card and corporate payment and expense management products, net finance charge revenue, net interest income from its international banking operation and various revenues and fees from its corporate travel management services and other products.

Global Network & Merchant Services consists of the Merchant Services businesses and Global Network Services. The Global Merchant Services businesses develop and manage relationships with merchants that accept American Express branded cards; authorize and record transactions; pay merchants; and provide a variety of value-added point-of-sale and back office services. Global Network Services develops and manages relationships with third parties that issue American Express branded cards and/or establish relationships with merchants to accept American Express branded cards. In addition, in particular emerging markets, issuance of certain proprietary cards is managed within the Global Network Services business. Global Network & Merchant Services works with merchant and bank partners to develop and market product propositions, operate systems that enable third parties to interface with the American Express global network and provide network functions that include operations, service delivery, systems, authorization, clearing, settlement and brand advertising, new product development and marketing.

Global Network & Merchant Services derives its revenues primarily from discount revenue charged to merchants. Other revenues include royalties, contributions from joint venture partnerships and fees charged to merchants and partners for value-added services.

Corporate & Other consists of corporate functions and auxiliary businesses including American Express Publishing and the leasing product line of the Company's small business financing unit, American Express Business Finance Corporation, which was sold in 2004.

Certain statistical information shown in the table below is presented on a "managed basis," as if, in the U.S. Card Services segment, there had been no cardmember lending securitization transactions, and certain tax-exempt investment income had been earned on a taxable basis. These managed basis adjustments, and management's rationale for such presentation, are discussed further in U.S. Card Services below under "Differences between GAAP and Managed Basis Presentation." The Company presents certain information on a managed basis because that is the way the Company's management views and manages the business.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the "Forward-Looking Statements" section below.

                       SELECTED STATISTICAL INFORMATION

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               -------------------   --------   --------
Card billed business:*
 United States                                                 $     89   $     76   $    254   $    221
 Outside the United States                                           33         27         98         79
                                                               --------   --------   --------   --------
  Total                                                        $    122   $    103   $    352   $    300
                                                               ========   ========   ========   ========
Total cards-in-force (millions):*
 United States                                                     42.0       38.0       42.0       38.0
 Outside the United States                                         27.0       25.3       27.0       25.3
                                                               --------   --------   --------   --------
  Total                                                            69.0       63.3       69.0       63.3
                                                               ========   ========   ========   ========
Basic cards-in-force (millions):*
 United States                                                     31.9       28.9       31.9       28.9
 Outside the United States                                         22.4       20.8       22.4       20.8
                                                               --------   --------   --------   --------
  Total                                                            54.3       49.7       54.3       49.7
                                                               ========   ========   ========   ========
Average discount rate**                                            2.57%      2.60%      2.59%      2.61%
Average quarterly basic cardmember
  spending (dollars)*                                          $  2,610   $  2,330   $  7,662   $  6,871
Average fee per card (dollars)*                                $     35   $     34   $     35   $     34
Travel sales                                                   $    4.8   $    4.6   $   15.4   $   14.6
Travel commissions and fees/sales***                                8.7%       9.2%       8.7%       9.1%
Worldwide Travelers Cheque and prepaid products:
   Sales                                                       $    5.8   $    5.8   $   14.9   $   15.0
   Average outstanding                                         $    7.3   $    7.1   $    7.2   $    6.9
   Average investments                                         $    7.9   $    7.6   $    7.8   $    7.4
   Investment yield                                                 5.1%       5.4%       5.2%       5.4%
   Tax equivalent yield - managed                                   7.8%       8.3%       7.9%       8.4%
International banking
   Total loans                                                 $    6.9   $    6.4   $    6.9   $    6.4
   Private banking holdings                                    $   20.2   $   17.1   $   20.2   $   17.1

* Card billed business and cards-in-force include activities related to proprietary cards, cards issued under network partnership agreements, cash advances on proprietary cards and certain insurance fees charged on proprietary cards. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.
** Computed as discount revenue from all card spending (proprietary and Global Network Services) at merchants divided by all billed business (proprietary and Global Network Services) generating discount revenue at such merchants. Only merchants acquired by the Company are included in the computation. Discount rates have been retroactively adjusted on a historical basis from those previously disclosed, primarily to retain in the computation the Global Network Services partner portion of discount revenue, as well as the Company's portion of discount revenue.
***  Computed from information provided herein.

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Worldwide cardmember receivables:
  Total receivables                                            $   31.9   $   28.6   $   31.9   $   28.6
  90 days past due as a % of total                                  1.7%       1.8%       1.7%       1.8%
  Loss reserves (millions):                                    $    909   $    847   $    909   $    847
     % of receivables                                               2.9%       3.0%       2.9%       3.0%
     % of 90 days past due                                          173%       160%       173%       160%
  Net loss ratio as a % of charge volume                           0.27%      0.26%      0.27%      0.26%
Worldwide cardmember lending - owned
   basis:
  Total loans                                                  $   29.9   $   25.2   $   29.9   $   25.2
  30 days past due loans as a % of total                            2.5%       2.5%       2.5%       2.5%
  Loss reserves (millions):
     Beginning balance                                         $    888   $  1,030   $    972   $    998
      Provision                                                     325        205        853        744
      Net write-offs                                               (280)      (255)      (832)      (786)
      Other                                                          19         28        (41)        52
                                                               --------   --------   --------   --------
     Ending balance                                            $    952   $  1,008   $    952   $  1,008
                                                               ========   ========   ========   ========
     % of loans                                                     3.2%       4.0%       3.2%       4.0%
     % of past due                                                  128%       159%       128%       159%
  Average loans                                                $   28.3   $   26.2   $   27.4   $   25.8
  Net write-off rate                                                4.0%       3.9%       4.0%       4.1%
  Net finance charge revenue*/average loans                         9.2%       8.6%       9.1%       8.6%
Worldwide cardmember lending - managed basis:
   Total loans                                                 $   50.6   $   45.6   $   50.6   $   45.6
   30 days past due loans as a % of total                           2.4%       2.5%       2.4%       2.5%
  Loss reserves (millions):
     Beginning balance                                         $  1,367   $  1,535   $  1,475   $  1,541
      Provision                                                     510        437      1,425      1,468
      Net write-offs                                               (494)      (463)    (1,458)    (1,486)
      Other                                                          18         28        (41)        14
                                                               --------   --------   --------   --------
     Ending balance                                            $  1,401   $  1,537   $  1,401   $  1,537
                                                               ========   ========   ========   ========
     % of loans                                                     2.8%       3.4%       2.8%       3.4%
     % of past due                                                  114%       132%       114%       132%
  Average loans                                                $   49.6   $   45.3   $   47.9   $   45.0
  Net write-off rate                                                4.0%       4.1%       4.1%       4.4%
  Net finance charge revenue*/average loans                         9.4%       9.1%       9.2%       8.9%

*Computed on an annualized basis.
                                      ***

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company's consolidated net income rose 17 percent to $1.0 billion and diluted earnings per share (EPS) rose 19 percent to $0.82 in the three-month period ended September 30, 2005 as compared to a year ago. The Company's consolidated income from continuing operations rose 23 percent to $865 million and diluted EPS from continuing operations rose 25 percent to $0.69. On a trailing 12-month basis, return on average shareholders' equity (ROE) was 24.2 percent, up from 21.5 percent a year ago.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by less than 1 percentage point for the three months ended September 30, 2005.

Results from continuing operations for the three months ended September 30, 2005 included a $105 million tax benefit from the resolution of a prior year tax item related to the sale of AMEX Life in 1995, $86 million ($56 million after-tax) of reengineering costs, principally related to restructuring efforts within the business travel, finance and technologies functions, and international operations areas, and a $49 million ($32 million after-tax) provision to reflect the estimated costs related to Hurricane Katrina.

REVENUES
Consolidated revenues for the three months ended September 30, 2005 were $6.1 billion, up 11 percent from $5.5 billion in the same period a year ago. Revenues increased due to higher discount revenues, increased cardmember lending net finance charge revenue and greater securitization income.

Discount revenue rose 16 percent to $2.9 billion as compared to a year ago as a result of an 18 percent increase in worldwide billed business, a 12 percent increase in average spending per proprietary basic card and 9 percent growth in cards-in-force, offset in part by a lower average discount rate. U.S. billed business was up 19 percent reflecting growth of 17 percent within the Company's consumer card business, a 22 percent increase in small business spending and a 13 percent improvement in Corporate Services volumes. Excluding the impact of foreign exchange translation, total billed business outside the U.S. increased 18 percent reflecting double-digit proprietary growth in all regions. Additionally, billed business outside the U.S. reflected 13 percent growth in consumer and small business spending, as well as a 15 percent increase in Corporate Services volumes. Billed business related to Global Network Services increased 35 percent during the third quarter of 2005 reflecting strong growth in network volumes. The increase in overall cards-in-force reflects continued acquisitions within both proprietary and Global Network Services activities and strong average customer retention levels. In the U.S. and outside the U.S., 1 million and 700,000 cards were added during the three months ended September 30, 2005, respectively. The increase in average spending per proprietary basic card reflected an 11 percent increase in the U.S. and a 14 percent increase outside the U.S. The lower average discount rate reflected, in part, changes in the mix of spending between various merchant segments. As previously disclosed, continued changes in the mix of business, volume-related pricing discounts and selective repricing initiatives will likely continue to result in some erosion of the average discount rate over time.

Cardmember lending net finance charge revenue of $648 million rose 16 percent, reflecting 8 percent growth in average worldwide lending balances on an owned basis and a higher portfolio yield.

Securitization income, net increased 20 percent to $353 million on a greater average balance of securitized loans, a higher portfolio yield and a decrease in portfolio write-offs, partially offset by greater interest expense due to higher coupon rate paid to certificate holders and an increase in the payment speed of trust assets. Securitization income, net represents the non-credit provision components of the net gains and charges from securitization activities within the U.S. Card Services segment, the amortization and related impairment charges, if any, of the related interest-only strip, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans, and servicing income, net of related discounts or fees.

EXPENSES
Consolidated expenses for the three months ended September 30, 2005 were $5.0 billion, up 12 percent from $4.5 billion for the same period in 2004. As discussed in further detail below, the increase in the third quarter of 2005 was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, greater provisions for losses and benefits and increased expenses for human resources. Consolidated expenses for the three months ended September 30, 2005 included $86 million of reengineering costs reflecting $77 million of severance of which $53 million was restructuring-related principally within the finance and technologies functions and international operations areas. Severance costs are included in human resources expenses. Restructuring costs also included $13 million related to other exit costs and are included in other expenses. Consolidated expenses also included a $49 million provision to reflect the estimated costs related to Hurricane Katrina, which was included in provisions for losses and benefits, and $5 million of spin-off expenses related to Ameriprise principally included in professional services.

Human resources expenses increased 9 percent to $1.2 billion due to severance related costs resulting from the restructuring initiatives noted above, increased costs related to management incentives, including the impact of an additional year of stock-based compensation expenses, merit increases, and greater employee benefit expenses. The higher stock-based compensation expense from stock options reflects the Company's decision to expense stock options beginning in 2003, partially offset by the decision to issue fewer stock options. Higher expense related to restricted stock awards reflects the Company's decision to modify compensation practices and use restricted stock awards in place of stock options for middle management.

Marketing, promotion, rewards and cardmember services expenses increased 16 percent to $1.5 billion versus a year ago, reflecting higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses was primarily driven by the Company's ongoing global brand advertising campaign and continued focus on business-building initiatives. The growth in rewards costs is attributable to volume growth, a higher redemption rate and strong cardmember loyalty program participation. Management believes, based on historical experience, that cardmembers enrolled in rewards and co-brand programs yield higher spend, better retention, stronger credit performance and greater profit for the Company.

Total provisions for losses and benefits increased 33 percent to $739 million over last year. The increase in provisions was due to increases in the charge card and cardmember lending provisions of 45 percent and 56 percent, respectively, partially offset by a decline in other provisions of 35 percent. The charge and lending growth reflects strong volume increases within both activities and higher provision rates and a $49 million provision during the quarter to reflect estimated costs related to Hurricane Katrina. Included in investment certificates and other provisions in the third quarter of 2004 was a charge of $115 million related to a securitization reconciliation and a benefit of $60 million due to a reduction in merchant related reserves.

The effective tax rate was 20 and 31 percent for the three-month periods ended September 30, 2005 and 2004, respectively. The lower tax rate in the third quarter of 2005 reflected a tax benefit of $105 million from the resolution of a prior year tax item related to the sale of AMEX Life in 1995.

Income from discontinued operations, net of tax for the three months ended September 30, 2005 decreased 7 percent to $165 million from $177 million in 2004 due primarily to spin-off related costs of $71 million after-tax offset by a $63 million after-tax gain on certain dispositions, primarily TBS. The discontinued operations generated revenues of $2.0 billion and $1.7 billion for the three-month periods ended September 30, 2005 and 2004, respectively.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The Company's consolidated net income rose 17 percent to $3.0 billion and diluted EPS rose 20 percent to $2.38 in the nine-month period ended September 30, 2005 as compared to a year ago. The Company's consolidated income from continuing operations before accounting change rose 23 percent to $2.5 billion and diluted EPS from continuing operations before accounting change rose 26 percent to $1.96. On a trailing 12-month basis, return on average shareholders' equity was 24.2 percent.

Net income and EPS for the nine months ended September 30, 2004 reflect the $71 million ($109 million pretax) or $0.05 per diluted share impact of the Company's previously disclosed adoption of the American Institute of Certified Public Accountants Statement of Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts." The adoption of SOP 03-1 related to discontinued operations.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenue and expense growth by approximately 1 percentage point for the nine months ended September 30, 2005.

Results from continuing operations for the nine months ended September 30, 2005 included $195 million of income tax benefits from the resolution of prior years' tax items, $209 million ($136 million after-tax) of reengineering costs, principally related to restructuring efforts within the business travel, finance and technologies functions, and international operations areas, and a $49 million ($32 million after-tax) provision to reflect the estimated costs related to Hurricane Katrina.

The following discussion is presented on a basis consistent with GAAP unless otherwise noted.

REVENUES
Consolidated revenues for the nine months ended September 30, 2005 were $17.8 billion, up 11 percent from $16.1 billion in the same period a year ago. Revenues increased due to higher discount revenues, increased cardmember lending net finance charge revenue and greater securitization income.

Discount revenue rose 15 percent to $8.6 billion as compared to a year ago as a result of a 17 percent increase in worldwide billed business, a 12 percent increase in average spending per proprietary basic card and 9 percent growth in cards-in-force, offset in part by a lower average discount rate. U.S. billed business was up 16 percent reflecting growth of 15 percent within the Company's consumer card business, a 19 percent increase in small business spending and a 10 percent improvement in Corporate Services volumes. Excluding the impact of foreign exchange translation, total billed business outside the U.S. increased 16 percent reflecting double-digit proprietary growth in most regions. Additionally, billed business outside the U.S. reflected 12 percent growth in consumer and small business spending, as well as a 14 percent increase in Corporate Services volumes. Billed business related to Global Network Services increased 37 percent during the first nine months of 2005 reflecting strong growth in network volumes. The increase in overall cards-in-force reflects card acquisitions within both proprietary and Global Network Services activities and strong average customer retention levels. In the U.S. and outside the U.S., 2.1 million and 1.5 million cards were added during the nine months ended September 30, 2005, respectively. The increase in average spending per proprietary basic card reflects a 9 percent increase in the U.S. and a 16 percent increase outside the U.S. The lower average discount rate reflects, in part, changes in the mix of spending between various merchant segments.

Cardmember lending net finance charge revenue of $1.9 billion rose 13 percent, reflecting 6 percent growth in the average balance of the owned cardmember lending portfolio and a higher portfolio yield.

Securitization income, net increased 20 percent to $965 million on a greater average balance of securitized loans, a higher portfolio yield and a decrease in portfolio write-offs, partially offset by greater interest expense due to higher coupon rate paid to certificate holders and an increase in the payment speed of trust assets.

EXPENSES
Consolidated expenses for the nine months ended September 30, 2005 were $14.5 billion, up 11 percent from $13.2 billion for the same period in 2004. As discussed in further detail below, the increase in 2005 was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, increased expenses for human resources, and greater provisions for losses and benefits, partially offset by lower other expenses. Consolidated expenses for the nine months ended September 30, 2005 included $209 million of reengineering costs reflecting $179 million of severance of which $142 million was restructuring related principally within the business travel, finance and technologies functions and international operations areas. Severance costs are included in human resources expenses. Restructuring costs also included $23 million related to other exit costs and are included in other expenses. Consolidated expenses also included a $49 million provision to reflect the estimated costs related to Hurricane Katrina, which was included in provisions for losses and benefits, and $5 million of spin-off expenses related to Ameriprise principally included in professional services. These expenses were offset by a $115 million benefit from the recovery of insurance claims associated with September 11, 2001, included as a reduction of other expenses.

Human resources expenses increased 10 percent to $3.7 billion due to severance related costs resulting from the restructuring initiatives noted above, increased costs related to management incentives, including the impact of an additional year of higher stock-based compensation expenses, merit increases and greater employee benefit expenses as previously discussed.

Marketing, promotion, rewards and cardmember services expenses increased 20 percent to $4.3 billion versus a year ago reflecting higher marketing and promotion expenses and greater reward costs. The increase in marketing and promotion expenses was primarily driven by the Company's ongoing global brand advertising campaign and continued focus on business-building initiatives. Rewards costs reflect significant volume growth, higher redemption rates and strong cardmember loyalty program participation.

Total provisions for losses and benefits increased 18 percent to $2.0 billion over last year. The increase reflected strong volume increases within both charge card and cardmember activities, higher provision rates and a $49 million provision during the quarter to reflect the estimated costs related to Hurricane Katrina. In the nine months ended September 30, 2004, a benefit was recorded for the reduction in merchant-related reserves.

The effective tax rate was 25 and 31 percent for the nine months ended September 30, 2005 and 2004, respectively. The decrease in the effective tax rate for the nine months ended September 30, 2005 reflects the impact of a $195 million benefit resulting from the resolution of previous years' tax items.

Income from discontinued operations, net of tax for the nine months ended September 30, 2005 decreased 14 percent to $519 million from $603 million in 2004 due primarily to spin-off related costs of $125 million after-tax offset by a $63 million after-tax gain on certain dispositions, primarily TBS. Discontinued operations also includes the first quarter 2004 impact of the $44 million deferred acquisition cost (DAC) valuation benefit at Ameriprise reflecting a portion of the benefit of the lengthening of amortization periods for certain insurance and annuity products in conjunction with the adoption of SOP 03-1. The discontinued operations generated revenues of $5.8 billion and $5.3 billion for the nine-month periods ended September 30, 2005 and 2004, respectively.

OUTLOOK

New federal bankruptcy legislation became effective on October 17, 2005. As has been widely reported, the number of bankruptcy petitions filed prior to that date was substantially higher than normal. These higher volumes created a processing backlog at many of the courts where those petitions were filed. The backlogs, in turn, led to delays of several weeks in notifying lenders of those filings. Notifications from the early part of October have been running substantially higher than previous quarters and, based on its current assessment, the Company anticipates that bankruptcy-related write-offs in the U.S. will increase substantially in the fourth quarter over historical write-off levels. The Company believes the reserve for cardmember losses is adequate at September 30, 2005. The Company will continue to evaluate the impact of increased write-offs on the adequacy of its reserve for cardmember losses in the U.S. during the fourth quarter of 2005.

Separately, based on its assessment of competitive opportunities in the payments industry and the benefits it has generated from recent marketing initiatives, the Company expects the year-over-year growth rate of spending in the fourth quarter on marketing, promotion, rewards and cardmember services to be generally consistent with the growth rate of such spending reported in the third quarter. This spending will continue to focus on card acquisition, product enhancements and service offerings to drive additional cardmember spending. In addition, as previously disclosed, the Company will also continue to engage in various reengineering activities to capitalize on growth opportunities. These reengineering activities may, from time to time, result in significant expenses affecting the Company's results.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 28 to 30 percent return on shareholders' equity and at least 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the nine months ended September 30, 2005, the Company paid $497 million in dividends and continued share repurchases as discussed below.

SHARE REPURCHASES
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases are made to both offset the issuance of new shares as part of employee compensation plans and to reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases using several brokers at competitive commission and fee rates. In addition, common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the nine months ended September 30, 2005, the Company repurchased 30.7 million common shares at an average price of $53.87, based on market prices prior to the spin-off of Ameriprise. Since the inception of the share repurchase program in September 1994, 526 million shares have been acquired under total authorizations to repurchase up to 570 million shares, including purchases made under past agreements with third parties.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
The Company generated net cash provided by operating activities in amounts greater than net income for both the nine months ended September 30, 2005 and 2004 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
The Company's investing activities primarily include funding cardmember loans and receivables and the Company's available-for-sale investment portfolio.

For the nine months ended September 30, 2005 and 2004, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans.

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
The Company's financing activities primarily include the issuance of debt and taking customer deposits in addition to sales of investment certificates. The Company also regularly repurchases its common shares.

For the nine months ended September 30, 2005, net cash was used in financing activities primarily due to a net decrease in total debt and share repurchase activity, partially offset by increases in customers' deposits. For the nine months ended September 30, 2004, net cash was used in financing activities primarily due to share repurchase activity and a net decrease in customers' deposits partially offset by a net increase in total debt.

FINANCING ACTIVITIES
The Company funds its cardmember receivables and loans using various funding sources, such as short- and long-term debt, medium-term notes, and sales of cardmember receivables and loans in securitizations. Net accounts receivable and cardmember loans increased as compared to December 31, 2004 primarily as a result of higher average cardmember spending and an increase in the number of cards-in-force. Short-term and long-term debt decreased from December 31, 2004 primarily as a result of scheduled maturities or payments using funds generated from operations.

Included in the long-term debt activity, the Company securitized $1.2 billion of cardmember receivables, issuing $1.2 billion of floating-rate asset backed notes through the American Express Issuance Trust (AEIT), which was established in May 2005. In June 2005, $1.9 billion of interests issued by the American Express Master Trust (the Charge Trust) matured. The Charge Trust was dissolved during the third quarter of 2005.

FUNDING
At September 30, 2005, the Company (parent) had $4.3 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). In addition, American Express Travel Related Services (TRS), a subsidiary of the Company; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and American Express Bank Ltd. (AEB) have established programs for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion. At September 30, 2005, $3.2 billion was outstanding under this program.

As of September 30, 2005, Credco had the ability to issue approximately $7.2 billion of debt securities under shelf registration statements filed with the SEC. On October 4, 2005, Credco issued and sold $500 million of its Floating Rate Notes due 2010, using the proceeds for general corporate purposes. On October 28, 2005, Credco received regulatory approval in Canada for a base shelf prospectus for a medium-term note program providing for the issuance from time to time, in Canada, of up to Canadian $3.5 billion (U.S. $3.0 billion) of notes by American Express Canada Credit Corporation, a wholly-owned subsidiary of Credco, which notes would be guaranteed by Credco.

The Board of Directors authorized a Parent Company commercial paper program supported by the multi-purpose bank credit facility discussed below. There was no Parent Company commercial paper outstanding as of September 30, 2005 and no borrowings have been made under its bank credit facility. As of September 30, 2005, the Company maintained total bank lines of credit of $13.8 billion, including an approximately $400 million secured borrowing facility at AEB. As of September 30, 2005, $4.0 billion was outstanding under these facilities. During April 2005, the Company renewed and extended a total of $7 billion of these credit line facilities. In connection with the renewal and extension, the Company renegotiated the consolidated tangible net worth covenant contained therein (as well as in the remaining credit facility containing such covenant) to provide for an adjustment upon completion of the spin-off of Ameriprise. This covenant is applicable only to the Parent Company's credit lines. Under the terms of this covenant, the Parent Company's right to borrow under the credit facilities is subject to the Company's maintaining consolidated tangible net worth (as defined under the credit facilities) of not less than $4.1 billion ($9.0 billion prior to the spin-off of Ameriprise).

AIRLINE INDUSTRY MATTERS
Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown." This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of business, and in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates the Company delays payment to the airlines thereby increasing cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

Separately, the Company announced that as part of Delta Airlines' (Delta) decision to file for protection under Chapter 11 of the Bankruptcy Code, the Company agreed with Delta to restructure certain of its financial arrangements with the airline. In particular, Delta agreed to repay to the Company an aggregate $557 million, representing $500 million that the Company advanced in the fourth quarter of 2004 and first quarter of 2005 as prepayment for the purchase of Delta SkyMiles rewards points and $57 million related to a pre-petition facility arranged by GE Capital in the fourth quarter of 2004. Contemporaneously with the repayment, the Company lent to Delta $350 million as part of Delta's post-petition, debtor-in-possession (DIP) financing under the Bankruptcy Code. Upon approval of the broader DIP financing facility, Delta applied $50 million of proceeds to pay down a portion of the facility, leaving a remaining balance of $300 million. This post-petition facility continues to be structured as an advance against the Company's obligations to purchase Delta SkyMiles rewards points under the Company's co-brand and Membership Rewards (MR) agreements and will be amortized ratably each month beginning in July 2006 through September 2007. The Company's post-petition facility will be secured by (i) senior liens in Delta assets specifically related to its American Express co-brand, MR and card acceptance relationships and (ii) liens subordinate to senior liens in all other Delta assets and certain Delta subsidiaries.

In addition, given the depth of the Company's business relationships with Delta through the SkyMiles Credit Card and Delta's participation as a key partner in the Company's MR program, in the event Delta's reorganization under the bankruptcy laws is not successful or otherwise negatively impacts the Company's relationship with Delta, the Company's future financial results could be adversely impacted. As previously disclosed, American Express' Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10% of the Company's worldwide billed business and less than 15% of worldwide managed lending receivables.

BUSINESS SEGMENT RESULTS

Results of the business segments reflect essentially each segment as a stand-alone business. The management reporting process that derives these results allocates income and expense using various methodologies as described below.

REVENUES
The Company applies a transfer pricing methodology for the allocation of discount revenue and certain other revenues between segments. Discount revenue is earned by segments based on the volume of merchant business generated by cardmembers at predetermined rates. Within the U.S. Card Services and International Card & Global Commercial Services segments, discount revenue reflects the issuer component of the overall discount rate and within the Global Network & Merchant Services segment, discount revenue reflects the network component of the overall discount rate. Net finance charge revenue and net card fees are directly attributable to the segment in which they are reported.

EXPENSES
Marketing, promotion, rewards and cardmember services expenses are reflected in each segment based on actual expenses incurred within the segment, with the exception of brand advertising, which is reflected in the Global Network & Merchant Services segment.

The provision for losses reflects credit-related expenses as incurred within each segment.

Human resources and other expenses reflect expenses incurred directly within each segment as well as expenses related to the Company's support services, which are allocated to each segment based on support service activities directly attributable to the segment. Other overhead expenses are allocated to segments based on each segment's level of pretax income. Financing requirements are managed on a consolidated basis. Funding costs are allocated to segments based on segment funding requirements.

CAPITAL
Each business segment is allocated capital based on business model operating requirements, risk measures and regulatory capital requirements. Business model requirements included capital needed to support operations and specific balance sheet items. The risk measures include considerations for credit, market and operational risk. Regulatory capital requirements include the capital amounts defined for well-capitalized financial institutions.

INCOME TAXES
Income taxes are allocated to each business segment based on the estimated effective tax rates applicable to various businesses that comprise the segment.

As discussed more fully below, U.S. Card Services' and International Card & Global Commercial Services' results are presented on a managed basis and Global Network & Merchant Services' and Corporate & Other results are presented on a basis consistent with GAAP.

U.S. CARD SERVICES

DIFFERENCES BETWEEN GAAP AND MANAGED BASIS PRESENTATION
-------------------------------------------------------

The Company presents certain information on a managed basis because that is the way the Company's management views and manages the business.

For U.S. Card Services, managed basis means the presentation assumes there have been no securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company's balance sheets and income statements, respectively. Management believes that a full picture of trends in the Company's cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans. Asset securitization is just one of several ways for the Company to fund cardmember loans. Use of a managed basis presentation, including non-securitized and securitized cardmember loans, presents a more accurate picture of the key dynamics of the cardmember lending business, avoiding distortions due to the mix of funding sources at any particular point in time. The Company does not currently securitize international loans.

The managed basis presentation for U.S. Card Services also reflects an increase to interest income recorded to enable management to evaluate tax exempt investment on a basis consistent with taxable investment securities. On a GAAP basis, interest income associated with tax exempt investments is recorded based on amounts earned. Accordingly, information presented on a managed basis assumes that tax exempt securities earned income at rates as if the securities produced taxable income with a corresponding increase in the provision for income taxes.

U.S. Card Services' owned portfolio is primarily comprised of cardmember receivables generated by the Company's charge card products and unsecuritized cardmember loans. The Company securitizes cardmember loans as part of its financing strategy; consequently, the level of unsecuritized cardmember loans is primarily a function of the Company's financing requirements. Delinquency, reserve coverage and net write-off rates have historically been broadly comparable between the Company's owned and managed portfolios.

On a GAAP basis, results reflect net securitization income, which is comprised of the non-credit provision components of the net gains and charges from securitization activities, the amortization and related impairment charges, if any, of the interest-only strip, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans, and servicing income, net of related discounts or fees. Excess spread, which is the net positive cash flow from interest and fee collections allocated to the investor's interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses is recognized in securitization income as it is earned. See Selected Statistical Information below for data relating to U.S. Card Services' owned loan portfolio.

During the three months ended September 30, 2005 and 2004, U.S. Card Services recognized net gains, including the credit components, of $3 million ($2 million after-tax) and $9 million ($6 million after-tax), respectively, from net securitization activities. For the three months ended September 30, 2005, the net gains consisted of $82 million of income from the securitization of $2.5 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $79 million of charges related to the maturity of $2.5 billion of previously outstanding issuances. For the three months ended September 30, 2004, the net gains consisted of $72 million of income from the securitization of $2.1 billion of cardmember loans. This amount was partially offset by $63 million of charges related to the maturity of $0.5 billion of securitizations.

During the nine months ended September 30, 2005 and 2004, U.S. Card Services recognized net gains, including the credit components, of $11 million ($7 million after-tax) and $26 million ($17 million after-tax), respectively, from net securitization activities. For the nine months ended September 30, 2005, the net gains consisted of $162 million of income from the securitization of $4.9 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was partially offset by $151 million of charges related to the maturity of $4.5 billion of previously outstanding issuances. For the nine months ended September 30, 2004, the net gains consisted of $230 million of income from the securitization of $3.9 billion of cardmember loans, including the impact of the related credit reserves on the sold loans, and the sale of $1.4 billion of certain retained interests from previous securitization activities. This amount was partially offset by $204 million of charges related to the maturity of $3 billion of securitizations and changes in interest-only strip assumptions.

Management views any net gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation for the three months ended September 30, 2005 and 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $2 million and $6 million, respectively, and other operating expenses of $1 million and $3 million, respectively. Similarly, the managed basis presentation for the nine months ended September 30, 2005 and 2004 assumes that the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses of $7 million and $16 million, respectively, and other operating expenses of $3 million and $10 million, respectively. Accordingly, the incremental expenses, as well as the impact of this net activity, have been eliminated in the managed basis presentations.

The following tables reconcile the GAAP basis for certain U.S. Card Services income statement line items to the managed basis information, where different.

                                                                    Securitization        Tax Equivalent
(Millions)                                      GAAP Basis              Effect                Effect            Managed Basis
                                           -------------------   -------------------   -------------------   -------------------
Three Months Ended
  September 30,                              2005       2004       2005       2004       2005       2004       2005       2004
                                           --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card
    fees and other                         $  2,224   $  1,982   $     53   $     53   $     56   $     57   $  2,333   $  2,092
  Cardmember lending:
  Finance charge revenue                        614        445        721        573                            1,335      1,018
  Interest expense                              156        104        209        108                              365        212
                                           --------   --------   --------   --------                         --------   --------
      Net finance charge
         revenue                                458        341        512        465                              970        806
  Securitization income, net                    353        295       (353)      (295)                               -          -
                                           --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues                        3,035      2,618        212        223         56         57      3,303      2,898
                                           --------   --------   --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards
    and cardmember services                   1,003        854         (2)        (6)                           1,001        848
  Provision for losses                          458        438        215        232                              673        670
  Human resources and other
   operating expenses                           936        824         (1)        (3)                             935        821
                                           --------   --------   --------   --------                         --------   --------
        Total expenses                        2,397      2,116   $    212   $    223                            2,609      2,339
                                           --------   --------   --------   --------   --------   --------   --------   --------
Pretax segment income                           638        502                               56         57        694        559
Income tax provision                            192        146                         $     56   $     57   $    248   $    203
                                           --------   --------                         --------   --------   --------   --------
Segment income                             $    446   $    356
                                           ========   ========

                                                                    Securitization        Tax Equivalent
(Millions)                                      GAAP Basis              Effect                Effect            Managed Basis
                                           -------------------   -------------------   -------------------   -------------------
Nine Months Ended
  September 30,                              2005       2004       2005       2004       2005       2004       2005       2004
                                           --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card
    fees and other                         $  6,500   $  5,766   $    157   $    156   $    170   $    171   $  6,827   $  6,093
  Cardmember lending:
  Finance charge revenue                      1,723      1,321      1,948      1,601                            3,671      2,922
  Interest expense                              416        310        513        252                              929        562
                                           --------   --------   --------   --------                         --------   --------
      Net finance charge
         revenue                              1,307      1,011      1,435      1,349                            2,742      2,360
  Securitization income, net                    965        807       (965)      (807)                               -          -
                                           --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues                        8,772      7,584        627        698        170        171      9,569      8,453
                                           --------   --------   --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards
    and cardmember services                   2,814      2,349         (7)       (16)                           2,807      2,333
  Provision for losses                        1,167      1,122        637        724                            1,804      1,846
  Human resources and other
   operating expenses                         2,725      2,472         (3)       (10)                           2,722      2,462
                                           --------   --------   --------   --------                         --------   --------
        Total expenses                        6,706      5,943   $    627   $    698                            7,333      6,641
                                           --------   --------   --------   --------   --------   --------   --------   --------
Pretax segment income                         2,066      1,641                              170        171      2,236      1,812
Income tax provision                            643        486                         $    170   $    171   $    813   $    657
                                           --------   --------                         --------   --------   --------   --------
Segment income                             $  1,423   $  1,155
                                           ========   ========

                       SELECTED STATISTICAL INFORMATION

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Card billed business                                           $     74   $     63   $    212   $    182
Total cards-in-force (millions)                                    36.9       34.4       36.9       34.4
Basic cards-in-force (millions)                                    27.2       25.3       27.2       25.3
Average quarterly basic cardmember
  spending (dollars)                                           $  2,765   $  2,498   $  8,042   $  7,377
U.S. Consumer Travel
  Travel sales                                                 $    0.5   $    0.4   $    1.4   $    1.1
  Travel commissions and fees/sales                                 8.6%       9.3%       8.7%       8.9%
Worldwide Travelers Cheque and prepaid products:
 Sales                                                         $    5.8   $    5.8   $   14.9   $   15.0
 Average outstanding                                                7.3        7.1        7.2        6.9
 Average investments                                                7.9        7.6        7.8        7.4
 Investment yield                                                   5.1%       5.4%       5.2%       5.4%
 Tax equivalent yield-managed                                       7.8%       8.3%       7.9%       8.4%
Total segment assets                                           $   65.2   $   54.3   $   65.2   $   54.3
Segment capital                                                $    4.9   $    4.1   $    4.9   $    4.1
Return on segment capital*                                         40.0%      39.3%      40.0%      39.3%

* Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Cardmember receivables:
  Total receivables                                            $   16.8   $   15.3   $   16.8   $   15.3
  90 days past due as a % of total                                  2.0%       2.2%       2.0%       2.2%
  Net loss ratio as a % of charge volume                           0.30%      0.32%      0.30%      0.32%
Cardmember lending - owned basis:
  Total loans                                                  $   22.4   $   17.2   $   22.4   $   17.2
  30 days past due loans as a % of total                            2.4%       2.4%       2.4%       2.4%
  Average loans                                                $   20.9   $   18.2   $   20.2   $   17.7
  Net write-off rate                                                3.6%       3.7%       3.8%       4.0%
  Net finance charge revenue*/average loans                         8.7%       7.5%       8.6%       7.6%
Cardmember lending - managed basis:
  Total loans                                                  $   43.0   $   37.5   $   43.0   $   37.5
  30 days past due loans as a % of total                            2.4%       2.5%       2.4%       2.5%
  Average loans                                                $   42.3   $   37.4   $   40.7   $   36.9
  Net write-off rate                                                3.8%       4.0%       3.9%       4.4%
  Net finance charge revenue*/average loans                         9.2%       8.6%       9.0%       8.5%

* Computed on an annualized basis

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following discussion of U.S. Card Services' results of operations for the three and nine months ended September 30, 2005 and 2004 is presented on a managed basis.

U.S. Card Services reported segment income of $446 million for the three months ended September 30, 2005, a 25 percent increase from $356 million for the same period a year ago. For the nine months ended September 30, 2005, U.S. Card Services reported segment income of $1.4 billion, a 23 percent increase from $1.2 billion for the same period a year ago.

U.S. Card Services' total revenues increased 14 percent and 13 percent for the three and nine months ended September 30, 2005, respectively, primarily due to higher discount revenue, net card fees and other, and increased cardmember lending net finance charge revenue. Discount revenue, net card fees and other of $2.3 billion and $6.8 billion for the three and nine months ended September 30, 2005, respectively, rose 12 percent from both periods a year ago, primarily due to increases in billed business. The 18 percent and 16 percent increase in billed business for the three and nine months ended September 30, 2005, respectively, resulted from an increase in spending per proprietary basic card and growth in cards-in-force. Within the U.S. consumer business, billed business grew 17 percent and 15 percent and small business volumes rose 22 percent and 19 percent during the three and nine months ended September 30, 2005, respectively. Cardmember lending net finance charge revenue of $970 million and $2.7 billion for the three and nine months ended September 30, 2005, respectively, rose 20 percent and 16 percent as compared to the same periods a year ago, primarily due to growth in the average balance of the managed lending portfolio.

U.S. Card Services' total expenses increased 12 percent and 10 percent for the three and nine months ended September 30, 2005, respectively, primarily due to higher marketing, promotion, rewards and cardmember services costs, greater human resources expenses and higher other operating expenses. Total expenses for the three and nine months ended September 30, 2005 include $4 million and $6 million, respectively, of reengineering costs substantially all of which is related to severance costs within the travel operations and is included in human resources expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.0 billion and $2.8 billion for the three and nine months ended September 30, 2005, respectively, increased 18 percent and 20 percent as compared to the same periods a year ago, reflecting the Company's increased business-building initiatives and volume-related rewards expense growth. Total provisions for losses increased 1 percent for the three months ended September 30, 2005 reflecting charge and lending volume growth, higher provision rates and a $38 million provision during the third quarter of 2005 to reflect the estimated costs related to Hurricane Katrina. In the same period a year ago, a $115 million securitization reconciliation charge was recorded. Total provisions for losses decreased 2 percent for the nine months ended September 30, 2005. Human resources and other operating expenses of $935 million and $2.7 billion increased 14 percent and 11 percent for the three and nine months ended September 30, 2005. The increase in both periods was due to higher management incentives, including an additional year of stock-based compensation expenses, merit increases, and increased employee benefits costs. In addition, operating expenses rose reflecting volume-related costs.

The effective tax rate was 36 percent for the three and nine months ended September 30, 2005 and 2004.

INTERNATIONAL CARD & GLOBAL COMMERCIAL SERVICES

DIFFERENCES BETWEEN GAAP AND MANAGED BASIS PRESENTATION
-------------------------------------------------------

The following discussion of International Card & Global Commercial Services' results of operations for the three and nine months ended September 30, 2005 and 2004 is presented on a managed basis. The table below reconciles the GAAP basis for certain income statement line items to the managed basis information, where different. The foreign exchange services reclassification reflects revenues earned related to the sale and purchase of foreign currencies for customers as part of the foreign exchange business. On a GAAP basis, these revenues are included with other foreign exchange items that are reflected in other operating expenses. Management views foreign exchange services as a revenue generating activity and makes operating decisions based upon that information. Accordingly, the table below assumes that the amounts earned are included in other revenue with a corresponding increase in other operating expenses.

                                                                   Foreign Exchange
                                                                        Services
(Millions)                                      GAAP Basis         Reclassification       Managed Basis
                                           -------------------   -------------------   -------------------
Three Months Ended
  September 30,                              2005       2004       2005       2004       2005       2004
                                           --------   --------   --------   --------   --------   --------
Revenues :
  Discount revenue, net card fees and
    other                                  $  2,067   $  1,902   $     36   $     47   $  2,103   $  1,949
  Cardmember lending:
  Finance charge revenue                        259        222
  Interest expense                               88         65
                                           --------   --------
      Net finance charge revenue                171        157
                                           --------   --------   --------   --------   --------   --------
        Total revenues                        2,238      2,059         36         47      2,274      2,106
                                           --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards and
    cardmember services                         310        285
  Provision for losses and benefits             270        174
  Human resources and other operating
   expenses                                   1,333      1,286         36         47      1,369      1,333
                                           --------   --------   --------   --------   --------   --------
        Total expenses                        1,913      1,745   $     36   $     47   $  1,949   $  1,792
                                           --------   --------   --------   --------   --------   --------
Pretax segment income                           325        314
Income tax provision                             71         90
                                           --------   --------
Segment income                             $    254   $    224
                                           ========   ========

                                                                   Foreign Exchange
                                                                        Services
(Millions)                                      GAAP Basis         Reclassification       Managed Basis
                                           -------------------   -------------------   -------------------
Nine Months Ended
  September 30,                              2005       2004       2005       2004       2005       2004
                                           --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card fees and
    other                                  $  6,198   $  5,686   $    103   $    130   $  6,301   $  5,816
  Cardmember lending:
  Finance charge revenue                        757        667
  Interest expense                              257        189
                                           --------   --------
      Net finance charge revenue                500        478
                                           --------   --------   --------   --------   --------   --------
        Total revenues                        6,698      6,164        103        130      6,801      6,294
                                           --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards and
    cardmember services                         948        818
  Provision for losses and benefits             737        541
  Human resources and other operating
   expenses                                   4,167      3,925        103        130      4,270      4,055
                                           --------   --------   --------   --------   --------   --------
        Total expenses                        5,852      5,284   $    103   $    130   $  5,955   $  5,414
                                           --------   --------   --------   --------   --------   --------
Pretax segment income                           846        880
Income tax provision                            153        283
                                           --------   --------
Segment income                             $    693   $    597
                                           ========   ========

                       SELECTED STATISTICAL INFORMATION

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                  September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Card billed business                                           $     42   $     36   $    123   $    107
Total cards-in-force (millions)                                    22.2       21.5       22.2       21.5
Basic cards-in-force (millions)                                    17.6       17.1       17.6       17.1
Average quarterly basic cardmember
     spending (dollars)                                        $  2,384   $  2,107   $  7,107   $  6,227
Global Corporate & International Consumer Travel
   Travel sales                                                $    4.4   $    4.2   $   14.1   $   13.4
   Travel commissions and fees/sales                                8.6%       9.4%       8.6%       9.4%
International banking
   Total loans                                                 $    6.9   $    6.4   $    6.9   $    6.4
   Private banking holdings                                    $   20.2   $   17.1   $   20.2   $   17.1
Total segment assets                                           $   51.0   $   44.4   $   51.0   $   44.4
Segment capital                                                $    3.8   $    3.6   $    3.8   $    3.6
Return on segment capital*                                         23.3%      23.1%      23.3%      23.1%
Cardmember receivables:
  Total receivables                                            $   15.2   $   13.3   $   15.2   $   13.3
  90 days past due as a % of total                                  1.2%       1.5%       1.2%       1.5%
  Net loss ratio as a % of charge volume                           0.24%      0.18%      0.24%      0.18%
Cardmember lending:
  Total loans                                                  $    7.5   $    6.5   $    7.5   $    6.5
  30 days past due loans as a % of total                            2.8%       2.5%       2.8%       2.5%
  Average loans                                                $    7.3   $    6.5   $    7.2   $    6.6
  Net write-off rate                                                5.0%       5.1%       4.7%       5.2%
  Net finance charge revenue**/average loans                        9.3%       9.8%       9.3%       9.6%

* Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
** Computed on an annualized basis.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

The following discussion of International Card & Global Commercial Services' results of operations for the three and nine months ended September 30, 2005 and 2004 is presented on a managed basis.

International Card & Global Commercial Services reported segment income of $254 million for the three months ended September 30, 2005, a 14 percent increase from $224 million for the same period a year ago. For the nine months ended September 30, 2005, International Card & Global Commercial Services reported segment income of $693 million, a 16 percent increase from $597 million for the same period a year ago.

International Card & Global Commercial Services' discount revenue, net card fees and other revenues of $2.1 billion and $6.3 billion for the three and nine months ended September 30, 2005, respectively, rose 8 percent for both periods as compared to the same periods a year ago, driven primarily by increases in both spending and cards-in-force, as well as greater volume-related foreign exchange conversion fees and higher card-related assessments. The 15 percent increase in billed business for the three and nine months ended September 30, 2005 resulted from an increase in spending per proprietary basic card as a result of increases in international consumer, small business and global corporate spending and growth in cards-in-force.

Cardmember lending net finance charge revenue of $171 million and $500 million for the three and nine months ended September 30, 2005, respectively, rose 9 percent and 5 percent as compared to the same periods a year ago, primarily due to growth in the average lending balances, partially offset by a higher cost of funds.

International Card & Global Commercial Services' total expenses increased 9 percent and 10 percent for the three and nine months ended September 30, 2005, respectively, primarily due to higher marketing and promotion expenses, greater reward costs and increased provisions for losses and benefits, and other operating expenses. Total expenses for the three and nine months ended September 30, 2005 include $30 million and $102 million, respectively, of reengineering costs, which principally relate to restructuring costs of $17 million and $76 million, respectively, primarily for severance which is included in human resources expenses.

Marketing, promotion, rewards and cardmember services expenses of $310 million and $948 billion for the three and nine months ended September 30, 2005, respectively, increased 9 percent and 16 percent as compared to the same periods a year ago, reflecting greater rewards costs and higher marketing and promotion expenses due to the Company's ongoing business-building initiatives. Total provisions for losses and benefits increased 55 percent and 36 percent for the three and nine months ended September 30, 2005, respectively, primarily due to strong charge and lending volume growth and higher provision for losses on charge card products reflecting higher cardmember receivables balances and a $9 million provision recorded during the third quarter of 2005 to reflect the estimated costs related to Hurricane Katrina. Human resources and other operating expenses increased 3 percent and 5 percent for the three and nine months ended September 30, 2005, respectively, reflecting higher management incentives, merit increases and increased restructuring and reengineering expenses, which were partially offset by a decline in employees and other reengineering-related savings.

The effective tax rate was 22 percent and 29 percent for the three months ended September 30, 2005 and 2004, respectively, and 18 percent and 32 percent for the nine months ended September 30, 2005 and 2004, respectively. The year to date 2005 tax rate reflects the previously disclosed $33 million tax benefit at American Express Bank Ltd. resulting from an IRS audit of prior years' tax returns.

GLOBAL NETWORK & MERCHANT SERVICES

                             STATEMENTS OF INCOME

                                                                Three Months Ended    Nine Months Ended
(Dollars in millions)                                             September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Revenues:
    Discount revenue, fees and other                           $    716   $    659   $  2,097   $  1,936
                                                               --------   --------   --------   --------
Expenses:
    Marketing and promotion                                         167        108        463        284
    Provision for losses                                             19        (43)        53        (16)
    Human resources and other operating expenses                    316        322        953        975
                                                               --------   --------   --------   --------
           Total expenses                                           502        387      1,469      1,243
                                                               --------   --------   --------   --------
Pretax segment income                                               214        272        628        693
Income tax provision                                                 73         99        223        253
                                                               --------   --------   --------   --------
Segment income                                                 $    141   $    173   $    405   $    440
                                                               ========   ========   ========   ========

                       SELECTED STATISTICAL INFORMATION

(Amounts in billions, except percentages and where indicated)

                                                                Three Months Ended    Nine Months Ended
                                                                   September 30,         September 30,
                                                               -------------------   -------------------
                                                                 2005       2004       2005       2004
                                                               --------   --------   --------   --------
Global Card billed business*                                   $    122   $    103   $    352   $    300
Global Network & Merchant Services:
Total segment assets                                           $    4.5   $    3.5   $    4.5   $    3.5
Segment capital                                                $    1.2   $    1.0   $    1.2   $    1.0
Return on segment capital**                                        48.7%      56.4%      48.7%      56.4%
Global Network Services:
Card billed business                                           $      6   $      4   $     17   $     12
Total cards-in-force (millions)                                     9.9        7.4        9.9        7.4

* Global Card billed business includes activities related to proprietary cards, cards issued under Network partnership agreements, cash advances on proprietary cards and certain insurance fees charged on proprietary cards.
** Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Global Network & Merchant Services reported segment income of $141 million for the three month period ended September 30, 2005, a 19 percent decrease from $173 million for the same period a year ago. For the nine month period ended September 30, 2005, Global Network & Merchant Services reported segment income of $405 million, an 8 percent decrease from the same period a year ago.

Discount revenue, fees and other revenues of $716 million and $2.1 billion for the three and nine months ended September 30, 2005, respectively, rose 9 percent and 8 percent as compared to the same periods a year ago, primarily due to growth in discount revenues generated from strong growth in volumes from both proprietary and global network cards, partially offset by a decrease in other revenues as a result of the third quarter 2004 sale of the ATM business. Cards-in-force rose 36 percent for both the three and nine months ended September 30, 2005, reflecting growth from new partners.

Global Network & Merchant Services' total expenses increased 30 percent and 18 percent for the three and nine months ended September 30, 2005, respectively, primarily due to higher marketing and promotion, increased costs for provisions for loss offset by a decrease in human resources expenses and other operating expenses. Total expenses for the three and nine months ended September 30, 2005 include $2 million and $7 million, respectively, of restructuring costs, which principally relate to severance cost which is included in human resources expenses.

Marketing and promotion expenses of $167 million and $463 million for the three and nine months ended September 30, 2005, respectively, rose 55 percent and 63 percent as compared to the same periods a year ago, reflecting higher marketing and promotion expenses primarily due to the ongoing costs of the "MyLife, MyCard" brand advertising campaign. Provision for losses of $19 million and $53 million for the three and nine months ended September 30, 2005, respectively, increased compared to the same periods a year ago due to the $60 million benefit in the third quarter of 2004 resulting from the reduction in merchant-related reserves in addition to a $2 million provision during the third quarter of 2005 to reflect the estimated costs related to Hurricane Katrina. Human resources and other operating expenses of $316 million and $953 million for the three and nine months ended September 30, 2005, respectively, decreased

2 percent as compared to the same periods a year ago, due in part to the third quarter 2004 sale of the ATM business.

The effective tax rate was 35 percent and 36 percent for the three months ended September 30, 2005 and 2004, respectively, and 35 percent and 36 percent for the nine months ended September 30, 2005 and 2004, respectively.

CORPORATE & OTHER

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Corporate & Other had net income of $24 million for the three month period ended September 30, 2005 compared with a net expense of $51 million for the same period a year ago. The third quarter of 2005 reflects the $105 million tax benefit previously discussed, $51 million ($33 million after-tax) of reengineering costs, related to the finance and technologies functions, and $5 million ($3 million after-tax) costs related to the spin-off of Ameriprise. For the nine month periods ended September 30, 2005 and 2004, Corporate & Other reported net expenses of $51 million and $175 million, respectively. In addition to the tax benefit and spin-off costs discussed above, the nine month period ended September 30, 2005 includes a $54 million tax audit benefit, a $73 million ($47 million after-tax) benefit related to the settlement of an insurance claim associated with September 11, 2001 and $95 million ($62 million after-tax) of reengineering costs.

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

FORWARD-LOOKING STATEMENTS

This release includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the ultimate amount of the provision for credit losses that the Company recognizes as a result of the higher-than-expected levels of bankruptcy petitions filed prior to the mid-October 2005 effective date of the new federal bankruptcy legislation;
the Company's ability to generate sufficient net income to achieve a return on equity on a GAAP basis of 28% to 30%; the actual amount spent by the Company in the fourth quarter of 2005 on marketing, promotion, rewards and cardmember services based on management's assessment of competitive opportunities and other factors affecting its judgement; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company's credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers' spending, sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network & Merchant Services business; the Company's ability to introduce new products, reward program enhancements and service enhancements on a timely basis during the latter half of 2005 and the first half of 2006; the success of the Global Network & Merchant Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company's brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network & Merchant Services' bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; successfully cross-selling financial, travel, card and other products and services to the Company's customer base, both in the United States and abroad; the Company's ability to generate sufficient revenues for expanded investment spending, and the ability to capitalize on such investments to improve business metrics; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company's operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of the Company's billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; risks associated with the Company's agreements with Delta Air Lines to prepay $350 million for the future purchases of Delta SkyMiles rewards points; fluctuations in foreign currency exchange rates; fluctuations in interest rates, which impact the Company's borrowing costs, return on lending products and spreads in the insurance, annuity and investment certificate products; accuracy of estimates for the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company's lending securitizations; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations, including changes in tax laws or regulations that could result in the elimination of certain tax benefits; outcomes and costs associated with litigation and compliance and regulatory matters; deficiencies and inadequacies in the Company's internal control over financial reporting, which could result in inaccurate or incomplete financial reporting; and competitive pressures in all of the Company's major businesses. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

Item 1. Legal Proceedings

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are set forth below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2004, as well as its Quarterly Reports on Form 10-Q for the three months ended March 31 and June 30, 2005.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as "all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks...."
American Express cardholders are not part of the class. In September 2005, the Court denied the Company's motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa's and MasterCard's cardmember arbitration clauses. American Express has filed a motion for reconsideration with the Court.

In August 2005 a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. ("TRS"), MasterCard International Incorporated, Visa USA, Inc. et. al. was filed in the United States District Court for the District of New Jersey. The complaint alleges that the Company's policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit seeks injunctive relief. TRS has moved to dismiss the complaint and that motion is pending. In addition, the Company has learned that two additional purported class actions that make allegations similar to those made in the Performance Labs action have also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et. al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et. al. (filed in October 2005 in the United States District Court for the Eastern District of New York). The plaintiffs in such actions seek injunctive relief. At present, TRS has not been served with the complaints in either of these actions.

In October 2004, a purported class action complaint captioned In re American Express Financial Advisors Securities Litigation (the "AEFA Securities Litigation") was filed in the United States District Court for the Southern District of New York. The action names the following defendants: American Express Company, the Company's former wholly-owned subsidiaries Ameriprise Financial, Inc. (formerly known as American Express Financial Corporation) ("AFI") and Ameriprise Financial Services, Inc. (formerly known as American Express Financial Advisors, Inc.) ("AFSI"), and James M. Cracchiolo in his capacity as President and CEO of AFI and Chairman and CEO of AFSI. Certain American Express- and AXP-brand mutual funds are also named as nominal defendants. The action is a consolidation of the following actions: (i) Naresh Chand v. American Express Company, American Express Financial Corporation and American

Express Financial Advisors, Inc. (filed March 2004); (ii) Elizabeth Flenner v. American Express Company et al. (filed March 2004); (iii) John B. Perkins v. American Express Company et al. (filed March 2004); (iv) Kathie Kerr v. American Express Company et al. (filed April 2004); and (v) Leonard D. Caldwell, Gale D. Caldwell and Richard T. Allen v. American Express Company et al. (filed April 2004). The plaintiffs allege violations of certain federal securities laws and/or state statutory and common law. The plaintiffs, among other things, allege that AFI's financial plans are used as a means to recommend mutual funds that pay "undisclosed kickbacks" to the Company. Plaintiffs seek to represent one class consisting of all AFI clients who purchased the preferred mutual funds during the class period and another class comprised of those AFI clients who also purchased financial plans during the class period. American Express and the other defendants have denied any liability or wrongdoing with respect to the claims raised in the litigation.

On October 21, 2005, American Express, together with the other named defendants, entered into a Memorandum of Understanding Concerning Settlement Terms ("MOU") to settle the pending action. Under the terms of the MOU, the named plaintiffs, American Express and the other defendants agree that the final stipulation will contain a disclaimer of liability or wrongdoing consistent with the MOU. The class period covered by the MOU is March 10, 1999 through and including the date of the stipulation of the settlement (the "Class Period"). Subject to the terms and conditions set forth in the MOU, AFI, on behalf of itself, American Express and all other defendants, will pay into escrow for the benefit of the class members $100 million (the "Settlement Fund") within ten (10) business days of preliminary approval of the settlement by the Court. Reasonable attorneys' fees will be paid out of the Settlement Fund. In exchange for the Settlement Fund, American Express and the other defendants will be granted a release and discharge of all claims set forth in the plaintiffs' complaint and any other claims or causes of action that are or could have been alleged or asserted with respect to conduct giving rise to any or all of those claims for the Class Period. The MOU, stipulation of settlement and settlement agreement are contingent upon the satisfaction of various conditions, including, but not limited to, preliminary approval by the Court and final approval by the Court after notice to the class and a hearing. There can be no assurance that the settlement agreement will be approved by the Court or upheld if challenged on appeal.

In addition, two lawsuits making similar allegations (based solely on state causes of action) to those made in the AEFA Securities Litigation were filed in the Supreme Court of the State of New York: Beer v. American Express Company and American Express Financial Advisors and You v. American Express Company and American Express Financial Advisors. The Company has sought to remove these two actions to the United States District Court for the Southern District of New York. Plaintiffs have sought to remand the cases to state court. The Court's decision on the remand motion is pending.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
        (c) Issuer Purchases of Securities

        The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended September 30, 2005.

                                                                                      Total Number            Maximum
                                                                                        of Shares            Number of
                                                                                      Purchased as          Shares that
                                                                                         Part of             May Yet Be
                                                                                        Publicly             Purchased
                                            Total Number                                Announced              Under
                                              of Shares          Average Price          Plans or            the Plans or
        Period                               Purchased          Paid Per Share(*)      Programs (3)           Programs
        ------------------------------   ------------------   ------------------   ------------------   -------------------
        July 1-31, 2005
          Repurchase program (1)                  2,800,000            $   55.08            2,800,000            48,941,723
          Employee transactions (2)                   4,288            $   54.32                N/A                N/A

        August 1-31, 2005
          Repurchase program (1)                  5,143,000            $   55.61            5,143,000            43,798,723
          Employee transactions (2)                   5,251            $   56.05                N/A                N/A

        September 1-30, 2005
          Repurchase program (1)                          -            $       -                -               43,798,723
          Employee transactions (2)                  17,180            $   56.49                N/A                N/A
                                         ------------------                        ------------------

        Total
          Repurchase program (1)                  7,943,000            $   55.43            7,943,000
          Employee transactions (2)                  26,719            $   56.06                N/A

        (1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At present, there are approximately 43.8 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 526.2 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

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

        *    Based on market prices prior to spin-off of Ameriprise.

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

                                       AMERICAN EXPRESS COMPANY
                                       ------------------------
                                             (Registrant)


Date:  November 9, 2005                By /s/ Gary L. Crittenden
                                          ----------------------------------
                                          Gary L. Crittenden
                                          Executive Vice President and
                                          Chief Financial Officer

Date:  November 9, 2005                By /s/ Joan C. Amble
                                          ----------------------------------
                                          Joan C. Amble
                                          Executive Vice President and
                                          Comptroller
                                          (Principal Accounting Officer)

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