Form 10-K
period 2005-12-31
AMERICAN EXPRESS CO
filed 2006-03-06
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File No. 1-7657

American Express Company

(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

World Financial Center 200 Vesey Street New York, New York	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 640-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.20 per Share)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒    Accelerated filer  ☐    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $66.0 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 21, 2006, there were 1,237,661,285 common shares of the registrant outstanding.

Documents Incorporated By Reference

Parts I, II and IV: Portions of Registrant’s 2005 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 24, 2006.

Form 10-K

Item Number

PART I*

ITEM 1. BUSINESS

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries (“American Express,” the “Company,” “we,” “us” or “our”), is a leading global payments, network and travel company that offers its products and services throughout the world. We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation.

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world.

Effective September 30, 2005, we realigned our operating segments to reflect the spin-off to our shareholders of our American Express Financial Advisors business unit (now known as Ameriprise Financial, Inc. (“Ameriprise”)). We now have four operating segments: Global Network & Merchant Services, U.S. Card Services, International Card & Global Commercial Services and Corporate & Other, each of whose businesses we will describe below.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations Web site on the Internet at http://ir.americanexpress.com. We make available free of charge, on or through this Web site, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these, just click on the “SEC Filings” link under the caption “Financial Information & Filings” found on our Investor Relations homepage.

You can also access our Investor Relations Web site through our main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of our homepage. Information contained on our Investor Relations Web site and our main Web site is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” or “continue” or other similar expressions. We discuss certain factors that affect our business and operations and factors that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

2005 Highlights

2005 was a year of growth and change for our Company. We achieved record earnings driven by strong growth in spending on our charge and credit card products. At the same time, we were able to invest in our future growth by substantially increasing our spending on business-building activities, which resulted in growth in Cardmember spending and cards-in-force.

Compared with 2004, we delivered:

•	revenues of $24.3 billion, up 10.5% from $22.0 billion;

•	income from continuing operations of $3.2 billion, up 19.9% from $2.7 billion;

•	net income of $3.7 billion, up 8.4% from $3.4 billion;

•	diluted earnings per share based on income from continuing operations of $2.56, up 22.5% from $2.09;

•	diluted earnings per share of $2.97, up 10.8% from $2.68; and

•	return on equity of 25.4%, compared with 22.0%.

During the year, we also began a new chapter in our Company’s history. On September 30, 2005, we completed the tax-free spin-off of the common stock of Ameriprise through a pro-rata dividend to our common shareholders. Ameriprise is in the business of providing financial planning, asset management and insurance services. Ameriprise’s results are reported as a discontinued operation in our Consolidated Financial Statements through the spin-off date. We believe the Ameriprise spin-off gives us the opportunity to focus on our higher growth, higher-returning payments and network services business and places us in a better position to capitalize on potential growth opportunities. This transaction is described in more detail below and on pages 24, 33, 66 and 73-74 of our 2005 Annual Report to Shareholders, which description is incorporated herein by reference.

This report describes American Express as presently structured and operated.

For a complete discussion of our 2005 financial results, including financial information regarding each of our four operating segments, see pages 24-101 of the Company’s 2005 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our operating segments, and a discussion of our principal sources of revenue, see pages 24-26 and pages 66-68 of the 2005 Annual Report to Shareholders.

Products and Services

We provide a variety of products and services worldwide, including, among others:

•	global card network services;

•	charge card and credit cards for consumers and businesses worldwide;

•	consumer and small business lending products;

•	American Express® Travelers Cheques and Gift Cards;

•	business expense management products and services;

•	business travel and travel management services;

•	consumer travel services;

•	merchant acquiring and transaction processing;

•	point-of-sale and back-office products and services for merchants;

•	banking services to individuals and financial institutions outside the United States; and

•	magazine publishing.

In certain countries we have granted licenses to partially-owned affiliates and unaffiliated entities to offer some of these products and services.

Our general purpose card network and card issuing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards, which include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”), are currently issued in over 45 currencies. In 2005, our worldwide billed business (spending on American Express® cards, including Cards issued by third parties) was $484.4 billion. Our Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo. We added a net total of 5.6 million cards in 2005, bringing total worldwide Cards-in-force to 71.0 million (including Cards issued by third parties).

Spend-Centric Model is Competitive Advantage

We believe that our “spend-centric” business model (in which we focus primarily on generating revenues by driving spending on our Cards and secondarily by finance charges and fees) has significant competitive advantages. Card issuers generate the majority of their income through some combination of customer spending (which generates payments from merchants for card transactions), lending (which generates finance charges on revolving credit balances) and customer fees. We have strength in all three revenue streams, and we have a competitive edge in spending. On average, U.S. Cardmembers spend close to four times as much on their American Express Cards as they do on MasterCard and VISA cards. For merchants, our Cardmembers’ higher spending represents greater value to them in the form of higher sales and loyal customers, which gives us the ability to earn a premium discount rate. As a result, we can generate higher revenues from spending and have the flexibility to offer more attractive rewards and other incentives to keep customers spending more on their Cards and offer marketing programs to merchants to enable them to attract high-spending Cardmember customers. This, in turn, drives more business to merchants that accept our Card products. This business model, along with our closed loop network, in which we are both the card issuer and the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and Card-issuing partners.

Our business as a whole has not experienced significant seasonal fluctuations, although travel sales tend to be highest in the second quarter; Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

GLOBAL NETWORK & MERCHANT SERVICES

Global Network Services

We operate a global general purpose charge and credit card network through our Global Network Services (“GNS”) business. Network functions include operations, service delivery, systems, authorization, clearing, settlement and brand advertising and marketing; the development of new and innovative products for the network; and establishing and enhancing relationships with merchants globally.

Since May 1996, we have been pursuing a strategy of inviting U.S. banks and other institutions to issue Cards on the American Express network, building on a business strategy we have implemented successfully in a number of countries outside the United States, where we have many banks and other financial institutions issuing Cards on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we aim to broaden our Cardmember and merchant base for our network worldwide. Our GNS business has established 97 card-issuing or merchant acquiring arrangements with banks and other institutions in over 100 countries.

A key asset of our network is the American Express brand, which is one of the world’s most highly recognized and respected brands. Cards bearing our logo are issued by our principal operating subsidiary (American Express Travel Related Services Company, Inc. (“TRS”)) and certain of its subsidiaries and also by third-party institutions, and are accepted at all merchant locations worldwide that accept American Express branded Cards. In addition, depending on the product, Cards bearing our logo may also be accepted at all ATM locations worldwide that accept Cards. TRS and its subsidiaries issue the vast majority of Cards on our network.

GNS focuses on partnering with qualified third-party financial institutions who choose to issue Cards accepted on our global network. Although we customize our network arrangements to the particular market and our partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions who share a core set of attributes such as commitment to high quality standards, strong marketing expertise and compatibility with the American Express brand, and we require adherence to our product, brand and service standards*.

*	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership.

Our GNS arrangements fall into three main categories. The first and most common type of GNS arrangement is known as a network card license (“NCL”) (which we formerly referred to as a non-proprietary license). At the end of 2005, we had 50 of these arrangements in place. In an NCL arrangement, we grant the third-party financial institution a license to issue American Express branded Cards. We generally pursue these arrangements in markets where we already have a strong, well established local business. In an NCL arrangement, American Express maintains the responsibility to acquire and service the merchants in the local market that accept Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, transaction authorization, billing and credit management, is responsible for the marketing of the Cards, and designs the Card product features (including rewards and other incentives for Card holders), subject to meeting certain standards. We operate the Merchant network and route and process Card transactions from the merchant’s point of sale through submission to the issuer, and settle with issuers. The NCL is the model that we have implemented with banks in the United States. Examples of NCL arrangements include our relationships with MBNA America Bank, N.A. (“MBNA”), Citibank, Bank of America, Lloyd’s TSB Bank (in the United Kingdom) and Industrial and Commercial Bank of China.

GNS’ revenues in NCL arrangements are derived from the level of Cardmember spending, royalties and fees charged to the Card issuer based on charge volume, and our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the GNS partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with issuers whom we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political and economic environment in which they operate. In addition, we generally require NCL issuers to post a letter of credit, bank guarantee or other collateral to reduce this risk.

The second type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2005, we had over 40 of these arrangements around the world. Under this type of arrangement, we license our bank partner to issue local currency Cards in the particular market(s) in which it is located, where, in the large majority of these arrangements, they also serve as the local merchant acquirer and processor. Our local IO partner owns the customer relationships and credit risk for the issued Cards, and makes the decisions about which customers will be issued Cards. Similar to the NCL-type of arrangement, GNS generates revenues in IO arrangements from fees paid by the IO partner derived from the number of Cards it issues, the level of Cardmember spending on those, Cards, royalties and total charge volume on all Cards at merchants with whom the IO partner has an agreement to accept Cards. Our IO partner is responsible for transaction authorizations, billing, pricing, Cardmember servicing and funding Card receivables.

We typically establish IO arrangements in markets where we have not built a significant local currency Card business of our own. The IO partner’s local presence and relationships help the American Express network reach merchant coverage goals more quickly, and operate at economic scales and cost levels that would be difficult for us to achieve on our own. Examples of countries where we have entered into IO arrangements include Denmark, Ecuador, Greece, South Korea, Pakistan, Croatia, Peru and Vietnam.

The third type of GNS arrangement is a joint venture. We have utilized this type of arrangement in Switzerland, Belgium and several other countries. In these markets, TRS joins with a third party to establish a separate business in which TRS has a significant ownership stake. The joint venture typically signs new merchants to the American Express network and issues local currency Cards locally that carry our logo. In a joint venture arrangement, the joint venture assumes the Cardmember credit risk, and bears the operating and marketing costs. The economics of the joint venture are similar to our proprietary Card issuing business, which we discuss below under “U.S. Card Services,” and we receive a portion of the joint venture’s income depending on the level of our ownership interest.

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

In 2005, we entered into new GNS relationships with 14 financial institutions. GNS partners launched over 50 new products during 2005, bringing the total number of American Express-branded GNS partner products to approximately 450. Outside the United States, we have signed a number of agreements over the past year in markets such as China, Russia, the United Kingdom, South Korea and Hungary. The GNS business now has over 90 partners representing over 100 geographic markets.

Some of the highlights of our GNS business outside the United States in 2005 include:

•	implementation of an exclusive agreement with the Russian Standard Bank for it to issue and market Russian ruble- or U.S. dollar-denominated American Express® Centurion® line Card products in Russia (the first of these Cards was launched in December 2005);

•	implementation of the launch of the first Baiduri American Express Cards in Brunei, through our network relationship with the Baiduri Bank;

•	the launch of the first American Express Cards in Bulgaria through our network relationship with Postbank, the exclusive issuer of our Cards in that country, as well as the exclusive acquirer of new merchants for our card network in that country;

•	the launch of the first American Express Cards in Latvia through our network relationship with Parex Banka, the exclusive issuer of our Cards in that country, as well as the exclusive acquirer of new merchants for our card network in that country;

•	an agreement with Barclaycard under which it will be the exclusive merchant acquirer and processor of American Express Card transactions in select African countries, including Kenya, Botswana, Gambia, Ghana, Malawi, Seychelles, Tanzania, Uganda and Zambia;

•	an agreement with Lloyds TSB for it to create and issue its own range of credit cards in the United Kingdom utilizing the American Express Network;

•	an agreement with OTP Bank, Hungary’s largest consumer bank, for it to become the exclusive issuer of Cards in that country, as well as the exclusive acquirer of merchants for our card network in that country;

•	an agreement with Standard Chartered Bank for it to create and issue its own range of credit card products in Hong Kong utilizing the American Express Network;

•	the launch in Hong Kong by Development Bank of Singapore of Cards utilizing the American Express Network, one of the first instances in which a GNS partner issued Cards outside its home country;

•	an agreement with Shinhan Card for it to issue American Express Cards in South Korea;

•	an agreement with Banco Patagonia for it to issue American Express Cards, denominated in both pesos and U.S. dollars, in Argentina;

•	the launch in Romania of our branded Cards through Bancpost, one of that country’s leading banks; and

•	an agreement with Nuevo Banco Commercial in Uruguay for it to issue cards for use on the American Express Network, as well as acquire new merchants for our card network in that country.

In contrast to the situation outside the United States, where banks and other qualified institutions have issued Cards on our network for many years, until 2004 no major U.S. banks had issued Cards in the United States on the American Express global Merchant network. This situation was the result of rules and policies of Visa U.S.A. and Visa International Service Association (together, “VISA”) and MasterCard, Incorporated and MasterCard International, Inc. (together, “MasterCard”) in the United States, which mandated expulsion of members who issued American Express branded Cards. No bank was willing to risk forfeiting membership in VISA and/or MasterCard to issue cards on our network.

However, as a consequence of the decision in a lawsuit filed in October 1998 by the U.S. Department of Justice against VISA and MasterCard in which such rules and policies were found to violate the U.S. antitrust laws, these rules and policies were finally repealed in late 2004 after the U.S. Supreme Court declined to hear VISA’s and MasterCard’s appeal of the lower courts’ rulings against them. The Supreme Court’s decision not to hear the appeals marked the end of VISA’s and MasterCard’s rules that prevented their member banks from issuing cards on competitive networks and cleared the way for implementation of the trial court’s order requiring the repeal of the illegal rules. We view this decision as a major victory for U.S. consumers as well as U.S. banks because it opened the door to more vigorous network competition and more innovative card products and services.

For American Express, the conclusion of the litigation brought by the Justice Department meant that we were now able to open our network to other card issuers in the United States, just as we have done internationally. Building a network business in the United States that operates in addition to our proprietary card business provides us with new and substantial opportunities for growth. We have acted on this decision by entering into several GNS arrangements in the United States:

•	In January 2004, we entered into an agreement with MBNA America Bank, N.A., which began to issue Cards accepted on our network in the fourth quarter of 2004 after the Supreme Court’s action.

•	In December 2004, we entered into an agreement with Citibank, N.A., which led to the launch of Cards in December 2005.

•	In April 2005, we entered into an agreement with Juniper Bank, a member of the Barclays Group, pursuant to which it will issue Cards on our network to be offered to U.S. wealth management clients of UBS.

•	In May 2005, we entered into an agreement with USAA Federal Savings Bank under which it will issue credit Cards that will be accepted on our network beginning in the second quarter of 2006.

•	In December 2005, we entered into an agreement with Bank of America under which it will issue and market Cards that will be accepted on our network beginning in 2006.

•	Also in December 2005, we entered into an agreement with HSBC Bank Nevada, N.A. under which it will issue credit Cards in the United States that will be accepted on our network.

•	In January 2006, we announced an agreement with GE Consumer Finance under which GE Money Bank will issue Cards that will be accepted on our network, with the first product to be offered under the agreement being the Dillard’s American Express Card, a co-branded card to be issued by GE Money Bank in conjunction with Dillard’s, the fashion apparel and home furnishings retailer.

In addition, in November 2004, we filed a lawsuit against VISA, MasterCard and certain of their member banks seeking monetary damages resulting from the illegal rules that were struck down in the U.S. Department of Justice lawsuit discussed above. (You can read more about this lawsuit in the “Legal Proceedings” section of this report below.)

With approximately 450 different Card products launched on our network so far by our bank partners, GNS is an increasingly important business that is strengthening our market presence, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. In total, the GNS business has added over 10.8 million new Cards to our network (net of attrition). Since 1999, Cards-in-force issued by the GNS business have grown at a compound annual growth rate of 25%. Outside the United States, approximately 45% of new Cards issued in 2005 were cards issued by one of our GNS partners, and GNS partners brought nearly two-thirds of all new merchants into our network during the year. Spending on these Cards has grown at a compound annual rate of 21% since 1999 and totaled $24 billion in 2005.

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting our arrangements with banks and qualifying financial institutions in any country in which such arrangements exist, because such banks and institutions generally are already licensed to issue general purpose cards. Accordingly, our GNS partners have generally not had difficulty in obtaining appropriate government authorization in the markets in which we have chosen to enter into GNS arrangements. As a network service provider to regulated U.S. banks, our GNS business is subject to review by the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision.

Competition

Our network competes with other charge and credit card networks, including, among others, VISA, MasterCard, Diners Club (which, in the United States, has been folded into the network operated by MasterCard), Discover, a business unit of Morgan Stanley (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). The principal competitive factors that affect the network business include:

•	the number of cards-in-force and amount of spending on these Cards;

•	the quantity and quality of the establishments where the Cards can be used;

•	the economic attractiveness to card issuers and merchant acquirers of participating in the network;

•	the success of marketing and promotional campaigns;

•	reputation and brand recognition;

•	innovation in systems, technology and product offerings;

•	the quality of customer service; and

•	the security of Cardmember and merchant information.

Global Merchant Services

We operate a global merchant services business, which includes signing merchants to accept Cards (merchant acquisition) and accepting and processing Card transactions and paying merchants (transaction processing) that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide point-of-sale and back-office products and services and marketing programs to merchants.

Our objective is to achieve merchant coverage so that Cardmembers are able to use the Card wherever and however they desire, as well as to increase coverage in key geographic areas and in new industries that have not, to date, accepted general purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales agents, strategic alliances with banks, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., merchants desiring to accept the Card contacting us directly).

Since the early 1990s, we have significantly expanded the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. In recent years,

we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2005, U.S. non-travel and entertainment billings represented 68% of the U.S. billed business on American Express Cards. This shift resulted from the growth, over time, in the types of merchants who began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers’ needs.

During 2005, we continued our efforts to encourage consumers to use the Card for everyday spending. We increased the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, retail stores, supermarkets and gas stations.

During 2005 we also continued our drive of bringing Card acceptance to industries where cash or checks are the predominant form of payment. For example, in the area of apartment rentals TRS signed an agreement with KSI Management Corporation, a manager of residential rental properties in the D.C. metropolitan area, to allow residents to charge their monthly rent payments directly to their American Express Cards. In addition, United Healthcare has agreed to accept the Card for health and medical insurance premiums. Card acceptance at hotels and conference centers for business meetings and events and business-to-business purchases are other examples of new industries in which the Card is now accepted, and which have the potential to increase our average Cardmember spending.

As in prior years, during 2005, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Globally, acceptance of general purpose charge and credit cards continues to increase, including merchants in industries that have not traditionally accepted charge and credit cards. Management estimates that, as of the end of 2005, our merchant network in the United States accommodated more than 90% of Cardmembers’ general purpose charge and credit card spending, and our international merchant network accommodated over 80% of our Cardmembers’ general purpose charge and credit card spending.

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions through the American Express network to the appropriate Card issuer for billing to the Cardmember. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is captured.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of some of our GNS arrangements, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the card network, we will also receive financial settlement from the Card issuer, who retains an issuer rate (i.e., the individually negotiated amount that card issuers receive for transactions charged on our network with Cards that they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the card issuer generates a return to us. Where we are the Card issuer and the merchant acquirer is a third-party bank or financial institution, we receive an issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions in the United States act as the Card issuer (the “NCL Model”):

The level of the merchant discount rate that we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other cards. We deliver value to the merchant through higher spending Cardmembers relative to cards issued on competing card networks, the overall higher volume of spending by all Cardmembers, marketing programs and Cardmembers’ insistence on using their Cards when enrolled in rewards or other Card loyalty programs.

The merchant discount rate varies with the industry in which the merchant does business, the charge volume, the timing and method of payment to the merchant, the method of submission of charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global), and the average charge amount. In 2005, as in prior years, we experienced some reduction in our global weighted average merchant discount rate, principally reflecting the impact of selective repricing initiatives, continued changes in the mix of business resulting from the growth in lower rate “everyday spend” merchant categories and volume-related pricing discounts. We expect that the effect of these factors will likely continue to result in some erosion over time of the weighted average merchant discount rate.

While most merchants understand our merchant discount rate pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. We devote significant resources to respond to this issue. We have made progress by: concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide by programs such as “American Express SelectsSM,” which enables merchants to gain valuable exposure and additional sales by making online offers, such as discounts on purchases available to Cardmembers on a Web site maintained by us; providing better and earlier communication of our value proposition; and, when necessary, by canceling merchants who suppress the use of our Card products.

Merchant satisfaction is a key goal of our Global Merchant Services business. We focus on understanding and addressing factors that influence merchant satisfaction, executing programs that increase Card usage at merchants and strengthening our relationships with merchants through an expanding roster of services that help them meet their business goals. We offer a full range of point-of-sale solutions, including integrated point-of-sale terminals and direct links that allow our merchant partners to accept American Express Cards, as well as bankcards, debit cards and checks. Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which lowers a merchant’s cost of Card acceptance and avoids any payment delays caused by a third party. During 2004, we launched Business Savings for all U.S. merchants that accept American Express Cards, which provides them with ways to reduce expenses for shipping, computers and marketing services through pre-negotiated discounts at select partners. This past year we introduced Costco to the program with a membership offer to merchants accepting our Cards.

We continue to focus our efforts on the fast-growing recurring billing industry through Automatic Bill Payment, a product that allows merchants to bill Cardmembers on a regular basis for recurring charges such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and cable TV service. We have also made modifications to our host authorization system to approve more transactions and reduce Cardmember inconvenience at the point-of-sale without a corresponding increase in fraud or credit losses.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business there is a “closed loop,” which distinguishes our network from the bankcard networks in that there is access to information at both ends of the Card transaction. We maintain a direct relationship with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. Our relationships allow us to analyze information on Cardmembers’ spend. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels, subject to compliance with our privacy policy and legal requirements. We protect the confidentiality of this data, and comply with strict privacy, firewall and applicable legal requirements. We work closely with our Card issuing bank partners to maintain key elements of this closed loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

Some of our competitors have attempted to replicate our closed loop structure, such as VISA’s recently-launched Visa Incentive Network. Although it remains to be seen how effective VISA will be, efforts by VISA and other card networks to replicate the closed loop speak both to its value, as well as the intense competitive environment in which we operate.

As the merchant acquirer, we have certain contingent liabilities that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against the merchant’s current or future submissions for payment. We can realize losses when offsetting submissions cease, such as when the merchant commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by either holding cash reserves funded through cash holdbacks from a merchant or lengthening the time between when the merchant submits a charge for payment and when we pay the merchant. We also establish reserves on our balance sheet for these contingencies.

In some markets outside the United States, particularly in the United Kingdom, third-party processors and some bankcard acquirers have begun to offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice is known as “dynamic currency conversion.” If a merchant utilizes a dynamic currency conversion process, the merchant and processor share any fee assessed or spread earned for converting the transaction at the point of sale, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is not widespread, and it is uncertain to what extent consumers will prefer to have foreign currency transactions converted by merchants in this way. Our policy generally requires merchants to submit charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency. We are continuing to review the potential impact of dynamic currency conversion, including considering whether and to what extent we should develop our own dynamic currency conversion process.

Regulation

In recent years, regulators in several countries have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, European Union, Australia, Mexico and Switzerland, among others, have conducted, and are continuing to conduct, investigations into the way bankcard network members collectively set the “interchange,” which is the fee paid by the bankcard merchant acquirer to the card-issuing bank. The interchange fee is generally the largest component of the merchant discount rate charged to merchants by the merchant acquirer for bankcard charges. Although the regulators’ focus has primarily been on VISA and MasterCard as the dominant card networks, government regulation of the bankcard associations’ pricing could ultimately affect all networks. Downward movement of interchange and merchant discount fees may affect the relative economic attractiveness to card issuers and merchant acquirers of participation in a particular network. Lower interchange or merchant discount revenue may lead card issuers to look for other sources of revenue such as annual card fees, as well as to reduce costs by scaling back or eliminating rewards programs. In certain countries where regulations have forced our competitors to lower their fees, we have made adjustments to our own fee arrangements with merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia in 2003 have resulted in lower merchant discount rates for VISA and MasterCard. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia, although we have nevertheless been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates cannot exceed 3%. In the event governmental or regulatory activity to limit interchange continues or increases, our revenues and profitability could be adversely affected.

Regulators have also considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. Although some countries, such as the United Kingdom, and more recently, Australia, permit merchants to levy a surcharge on credit card purchases, there has to date been a relatively low overall incidence of surcharging, as merchants do not want to risk offending customers or losing them to competitors that do not assess surcharges for credit card purchases.

U.S. CARD SERVICES

As a significant part of its proprietary Card issuing business, TRS and its U.S. banking subsidiaries issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business as does our travelers check and prepaid services business. The proprietary Card business offers a broad set of card products to attract our target customer base. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers across multiple groups;

•	designing card products with features that appeal to specific customer segments;

•	the use of strong incentives to drive spending on our various card products, including our Membership Rewards® program and other rewards features;

•	the use of loyalty programs such as Delta SkyMiles®, sponsored by our cobrand and other partners to drive spending;

•	the development and nurturing of wide-ranging relationships with cobrand and other partners;

•	a multi-card strategy (having multiple card products in customers’ wallets); and

•	high-quality customer service.

Consumer and Small Business Services

We and our licensees offer individual consumer charge cards such as the American Express Card, the American Express® Gold Card, the Platinum Card®, and the ultra-premium Centurion® Card; revolving credit cards such as Blue from American Express®, Blue Cash® Card from American Express and the Optima® Card, among others; and a variety of cards sponsored by and cobranded with other corporations and institutions, such as the Delta SkyMiles® Credit Card from American Express, the American Express® Platinum Cash Rebate Credit Card and True EarningsSM Card exclusively for Costco Members and the Hilton HHonors Platinum Credit Cards from American Express.

Charge Cards

Our charge Cards, which carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s account history, credit record and personal resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be canceled. The no-preset-spending limit and pay-in-full nature of these products attract high-spending Cardmembers who want to use a charge Card to facilitate larger payments.

The Sign & Travel® program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with our charge cards. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the charge Card in excess of a specified amount.

Revolving Credit Cards

We and our licensees also offer a variety of revolving credit Cards. These Cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, when we began aggressively expanding our credit card business, our lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of our lending products, such as Blue from American Express®, Blue Cash from American Express and the Delta SkyMiles Credit Card from American Express, as well as the increased number of charge Cardmembers who have taken advantage of our “lending on charge” options (such as the Sign & Travel and Extended Payment Option programs described above).

Among other products introduced in 2005, we launched:

•	the IN: ChicagoSM Card and IN: LASM Card which, like our IN:NYC® Card, target younger Cardmembers residing in those cities by offering rewards tied to each city’s restaurants, clubs and in-demand events;

•	the Blue Sky Credit Card for consumers, which enables Cardmembers to earn points that can be redeemed toward savings on any flight, hotel, car rental or cruise charges; and

•	One from American ExpressSM, a card that enables Cardmembers to save automatically with every purchase through the Savings AcceleratorSM plan, a benefit in which we contribute 1% of the Cardmember’s purchases to an FDIC-insured interest-bearing savings account that is opened in the customer’s name and may be accessed online.

In addition, we began issuing throughout the United States Blue from American Express® with the ExpressPaySM feature, a contactless technology providing customers with secure,

signatureless payment. ExpressPay is a recently developed payment feature that consists of a secure computer chip powered by radio frequency technology. Blue from American Express also has a magnetic strip and functions as a traditional credit card.

During 2005, we also announced an agreement with WellChoice, Inc., the parent company of Empire Blue Cross Blue Shield, to offer a healthcare payment solution that includes a consumer-directed health plan, a Health Savings Account (HSA) from American Express Bank, FSB (“AEBFSB”) and a new card product providing access to HSA funds, the American Express HealthPay PlusSM Card, which will enable employees in company-sponsored health insurance plans to pay for qualified medical expenses from the funds in their HSA.

Cobrand Cards

We issue Cards under cobrand agreements with selected commercial firms in the United States. Examples of new or enhanced cobrand products introduced in 2005 include:

•	the SkyPointsSM Credit Card, a new cobranded credit card with our longtime partner, Delta Air Lines, that enables Cardmembers to earn points that can be redeemed toward discounts, in the form of a statement credit from American Express, on Delta airline tickets;

•	the JetBlue® Card from American Express, a cobranded credit card with JetBlue Airways, which allows Cardmembers to earn Award Dollars convertible to points in JetBlue’s Flight Gratitude program, TrueBlue®; and

•	the launch of The Knot Credit Card from American Express and The Nest Credit Card from American Express, two cobrand cards created through an alliance with The Knot, Inc., which provide rewards points, discounts and other offers for couples as they plan their weddings and begin to build their lives together.

The competition among card issuers and networks for attractive cobrand card partnerships is quite intense because they can generate high-spending loyal cardholders. The duration of our cobrand arrangements generally ranges from five to ten years. Cardmembers earn rewards provided by the partners’ respective loyalty programs based upon their spending on the cobrand cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under cobrand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Generally, once we make payment to the cobrand partner, as described above, the partner is solely liable for providing rewards to the Cardmember under the cobrand partner’s own loyalty program. As the issuer of the cobrand card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses for such cards. The cobrand partner retains the risk associated with the miles, points or other currency earned by the Cardmember under the partner’s loyalty program.

Bank Distribution of Proprietary Cards

We also issue Cards that are marketed under distribution arrangements with banks. Such bank distribution agreements involve the offering of a standard product (issued by TRS or one of its subsidiaries) to customers of the bank, generally with the bank’s logo on the Card. In a bank distribution arrangement, we make payments to the bank partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such Cards. The duration of such arrangements generally ranges from five to seven years.

For example, during 2005 we announced an alliance with Guaranty Bank to distribute co-branded cards to Guaranty’s small business customers throughout its branch network in Texas and California.

American Express Centurion Bank and American Express Bank, FSB as Issuers of Certain Cards

Our revolving credit Cards in the United States are issued by American Express Centurion Bank (“Centurion Bank”), which uses direct and other remote marketing channels to market its products, and AEBFSB, which markets through in-person selling and third-party cobrand partners. Both banks are wholly owned subsidiaries of TRS.

Centurion Bank is a Utah-chartered industrial loan company regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). Centurion Bank is an FDIC-insured depository institution. AEBFSB is a federal savings bank regulated and supervised by the federal Office of Thrift Supervision (“OTS”), a division of the United States Department of the Treasury. AEBFSB is an FDIC-insured depository institution. Among the activities of Centurion Bank and AEBFSB that are regulated at the federal level are their respective anti-money laundering compliance activities. We have taken steps to maintain compliance programs for anti-money laundering and other requirements consistent with applicable standards. You can find a further discussion of the anti-money laundering initiatives affecting us under “Corporate and Other” below.

Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. Based on Centurion Bank’s tier one risk-based capital, total risk-based capital and leverage ratios, Centurion Bank was considered to be well-capitalized as of December 31, 2005.

AEBFSB is subject to the risk-based capital adequacy requirements promulgated by the OTS. Under these regulations, a federal savings bank is deemed to be well-capitalized if it maintains a tier one risk based capital ratio of at least 6%, a total risk based capital ratio of at least 10%, and a tier one core capital ratio of at least 5%. Based on AEBFSB’s tier one risk-based capital, total risk-based capital and tier one core capital ratios, AEBFSB was considered to be well-capitalized at December 31, 2005.

Card Pricing and Account Management

Certain of our Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge Cardmember fees to participate in rewards programs, for account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations and believe that our strong risk management capabilities provide us with a competitive advantage.

Membership Rewards® Program

The Membership Rewards program from American Express is the largest card-based rewards program in the world, with over 1,300 redemption partners. The program allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express® Cards. Many Cards, including the Preferred Rewards Green, Preferred Rewards Gold, Platinum Card® or Centurion® Card, offer the ability to earn double bonus points for purchases in the following Everyday Spend categories: supermarkets, gas stations, drugstores, U.S. Postal Services and wireless phone bill payments. Membership Rewards points are redeemable in a wide selection of reward categories, including travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. Enrollees may also customize their own redemption experience through the program’s Your Reward® option. Points have no expiration date, and there is no limit on the number of points one can earn.

During 2005, we announced a new Membership Rewards program benefit allowing Cardmembers to use Membership Rewards points to book travel directly on the American Express travel Web site without blackout dates or restrictions for airlines, hotels or cruises. We also continued to add new Membership Rewards partners to the U.S. program, including Bombardier SkyJet and Flexjet, which allow Cardmembers to redeem points for private jet travel, Loews Hotels, Abercrombie & Kent and ESPN Golf Schools.

The Membership Rewards program provides travel rewards with access to 21 airline partners, 13 of which offer Cardmembers the ability to transfer points directly into their airline frequent flier programs, numerous hotel partners and six luxury cruise lines.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish balance sheet reserves in connection with estimated future reward redemptions for rewards earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Because of higher charge volumes and greater redemption rates, the expense of the program has increased both in the United States and internationally over the past several years and continues to grow.

Despite the increasing costs of the Membership Rewards program as penetration and usage expand, it plays a vital role in our profitability. The program continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. For the three-year period through the end of 2005, the number of Cards enrolled in the Membership Rewards program increased by 57% and total spending by Membership Rewards participants increased by 77%. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have and their country of residence. Examples of these special services and programs include:

•     the Membership Rewards program;

•     Global Assist® Hotline;

•     Buyer’s Assurance Plan;

•     Car Rental Loss and Damage Insurance;

•     Travel Accident Insurance;

•     Purchase Protection Plan;

•     Best Value Guarantee;

•     Emergency Card Replacement;

•     Return Protection;

•     Manage Your Card Account Online;

•     Automatic Bill Pay;

•     Emergency Check Cashing Privileges;

•     Automatic Flight Insurance;

•     Premium Baggage Protection;

•     Assured Reservations;

•     Online Fraud Protection Guarantee;

•     Credit Card Registry;

•     Credit Bureau Monitoring and Credit Insurance services; and

•     Identity Theft Assistance.

This past year we also promoted a new installment of the “My WishList” program, with a specific focus on home improvement and decorating. My WishList is part of the American Express Selects program, serving Cardmembers with valuable merchant retail, dining and travel offers and merchants with business-building programs through our Cardmember base.

Certain Cards provide Cardmembers with access to additional services, such as a Year-End Summary of Charges Report, Private Jet Services Program and Premium Seats and Luxury Suites program for sports and concerts.

We offer the Platinum Card, a charge Card which provides access to additional and enhanced travel, financial, insurance, personal assistance and other services. In addition, we offer the Centurion Card®, an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits. For example, in 2005 we provided Centurion members with access to Exclusive Resorts, LLC, with over 150 multi-million dollar residences in nearly 30 of the top global destinations.

OPEN from American ExpressSM

In addition to our U.S. consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (firms that generally have less than 100 employees and/or sales of $10 million or less), a key growth area in the United States. OPEN from American ExpressSM (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:

•	charge and credit Cards;

•	access to credit lines and loans up to $100,000;

•	discounts at select suppliers of business services and products, including car rentals, hotel stays, package shipping, office supplies, telecommunications, printing and photocopying services and other business services;

•	expense management reporting;

•	enhanced online account management capabilities;

•	retail and travel protections such as baggage insurance; and

•	travel services.

During 2005, we continued to expand the breadth of products and services offered by OPEN by, among other things, introducing four new Cards:

•	the Platinum Business Premium Cash Rebate Card, a fee-free credit card that offers cash back on all purchases;

•	the Business FreedomPassSM Credit Card for small businesses, which enables Cardmembers to earn points that can be redeemed toward savings on any flight, hotel, car rental or cruise charges;

•	the Delta Skypoints Credit Card for small businesses, to attract flyers with a preference to fly Delta and who are looking for flexible rewards with low redemption rates; and

•	the Business Gold Rewards Card, a charge Card for small business owners that offers savings and rewards through automatic enrollment in Membership Rewards.

As mentioned above, we also announced an agent bank alliance between Guaranty Bank and OPEN from American Express under which Guaranty Bank will market Cards with both the Guaranty Bank and American Express brands to its small business customers throughout its branch network in Texas and California. We also partnered through OPEN with Count-Me-In and Women’s Leadership Exchange Team to commence a national award program for women entrepreneurs, providing loans, networking and coaching to founding women in business.

These programs are in addition to OPEN Savings®, which is a program that offers automatic savings for OPEN customers simply by using their American Express Business card. These savings may be combined with any existing discounts or offers. During 2005, we expanded OPEN Savings by signing new partners and expanding relationships with existing ones in various categories: business services – FedEx Kinko’s, Administaff (human resources outsourcing), Business Filings (incorporation and tax filings), Logoworks (logo design services); dining – Ruby Tuesday’s; gifts – American Express Gift Card discounts; lodging – Hyatt Hotels, Courtyard by Marriott, Fairfield Inn by Marriott, Springhill Suites by Marriott and Wingate Inns; and healthcare – United Health Allies (subscription healthcare discounts).

Competition – Card Issuing Business

Our proprietary Card business encounters substantial and intense competition. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, MBNA and Capital One Financial) that are members of the VISA and/or MasterCard associations and that issue general purpose credit cards, primarily under revolving credit plans, on one or both of those systems, and the Morgan Stanley affiliate that issues the Discover Card on the Discover Business Services network. We also encounter limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for our Cards because of their limited acceptance. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers and the largest issuers have continued to grow using their greater resources, economies of scale and brand recognition to compete.

Competing card issuers offer a variety of products and services to attract cardholders including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, “teaser” promotional interest rates for both credit card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders.

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general purpose debit cards bearing either the VISA or MasterCard logo. As a result, the volume of transactions made with debit cards in the United States has continued to increase significantly and, in the United States, has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. The ability to substitute debit cards for credit and charge cards is limited because the consumer must have sufficient funds in his or her demand deposit account to cover the transaction in question. For example, larger purchases or delayed purchases may not be appropriate for debit cards. We do not currently issue point-of-sale debit cards for use on the American Express network.

The principal competitive factors that affect the card-issuing business are:

•	the features and the quality of the services, including rewards programs, provided to Cardmembers;

•	the number, spending characteristics and credit performance of Cardmembers;

•	the quantity and quality of the establishments that accept a card;

•	the cost of Cards to Cardmembers;

•	pricing, payment and other Card account terms and conditions;

•	the number and quality of other payment instruments available to Cardmembers;

•	the nature and quality of expense management data capture and reporting capability;

•	the success of targeted marketing and promotional campaigns;

•	reputation and brand recognition;

•	the ability of issuers to implement operational and cost efficiencies; and

•	the quality of customer service.

Financing Activities

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), purchases the majority of charge Card receivables arising from the use of Cards issued in the United States and in certain currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables, in part, through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations. (You can find a discussion of TRS’ and Centurion Bank’s securitization and other financing activities on page 26, page 29, pages 35-40 and pages 46-48 under the caption “Financial Review,” and Note 5 on pages 77-79 of the Company’s 2005 Annual Report to Shareholders, which portions we incorporate herein by reference.)

Regulation – Card Issuing Business

The charge card and consumer lending businesses are subject to extensive regulation. In the United States, the business is subject to a number of federal laws and regulations, including:

•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

•	the Fair Credit Reporting Act and the Fair and Accurate Credit Transactions Act (“FACT Act”) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

•	the Truth in Lending Act (“TILA”) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications);

•	the Fair Credit Billing Act (which, among other things, regulates the manner that billing inquiries are handled and specifies certain billing requirements); and

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see “Corporate and Other” below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection, disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the USA PATRIOT Act. (For a discussion of this legislation and its effect on our business, see “Corporate and Other” below.)

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

In January 2003, the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued new guidance to the industry on credit card account management and loss allowance practices (the “Guidance”). The Guidance covers five areas: (i) credit line management, (ii) over-limit practices, (iii) minimum payment and negative amortization practices, (iv) workout and forbearance practices, and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. At present, we do not have any lending programs that target the subprime market. The Guidance has not had any material impact on our businesses or practices, and we do not believe that the Guidance will have any material impact on our practices in the future.

Global Travelers Cheques and Prepaid Services

We have been in the business of issuing and selling travelers checks since 1891. Today, that business is operated through our Global Travelers Cheques and Prepaid Services Group (“TCPS”). TCPS also issues a variety of other prepaid products, including gift cards, Cheques for Two®, Gift Cheques and the Be My Guest® dining card. Through our joint venture with Maritz Inc., American Express Incentive Services L.L.C., we offer various incentive prepaid products, including the Corporate Gift Cheque, the Incentive Funds Card and several points-based incentive cards.

We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. It has no expiration date and is payable when presented for the purchase of goods or services, or for redemption. Travelers Cheques are available in nine currencies, including Euros. We also issue and sell other forms of paper travelers checks: American Express® Gift Cheques, available in U.S. and Canadian dollars, are designed for gift-giving in the United States and Canada, and the American Express Cheque-Secure Funds, available in dollars and Euros, is offered in certain countries as a safe way to keep cash at home.

In 2005, TCPS continued to offer two prepaid gift cards in the United States: the American Express Gift Card (“Gift Card”), which can be used in the United States at retail and restaurant establishments that accept American Express Cards, and the Be My Guest® Card, specifically designed for dining at all restaurants in the United States that accept the American Express Card. During 2005, TCPS expanded sales of Gift Cards through shopping malls and thousands of retail establishments, including major national drug store and supermarket chains.

In 2005, we also continued to offer the Travelers Cheque Card (“TCC”), a reloadable, prepaid card marketed as a plastic form of our Travelers Cheque. During 2005, the TCC was sold in the United States, the United Kingdom and Germany, in U.S. dollars, British pounds sterling and Euros, respectively, for use worldwide, for both online and in-person purchases and at ATMs (ATM fees apply) that accept the American Express Card. TCC holders have access to the same customer service and security provided to holders of Travelers Cheques, including card replacement or refund if the Card is lost or stolen (usually within 24 hours) and passport replacement and credit card cancellation assistance. Because the Card is not linked to a bank account and pre-loaded funds are refundable, many consumers view it to be a safe payment option for travel.

We sell American Express paper and plastic prepaid card products through a variety of channels. We sell these products ourselves directly to consumers via phone and the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices, independent travel agents, financial institutions, and many other financial, travel and commercial businesses. Many of the same sellers also sell our prepaid cards. We sometimes compensate selling outlets for their sales.

In 2005, we expanded our Gift Card retail distribution network significantly to include malls and large national retail chains – such as Safeway Supermarkets, Eckerd and Rite Aid pharmacies. These sellers display our Gift Cards on merchandise racks – a very different way for American Express to sell cards.

Prepaid cards provide us with several benefits:

•	Prepaid cards offer the opportunity to expand our Travelers Cheque business model. We are diversifying our product portfolio, expanding our sales network, and diversifying our revenue streams. As in the case of a traditional paper Travelers

Cheque, we benefit from the float on a prepaid card. In addition, we collect purchasing fees, reload fees, discount revenues, and, where permitted by applicable law, service fees.

•	Prepaid cards offer an opportunity to bring additional customers into the American Express franchise.

We invest the proceeds from sales of our Travelers Cheques and prepaid cards issued by TRS predominantly in highly rated debt securities consisting primarily of intermediate- and long-term state and municipal obligations.

Regulation – Travelers Cheques and Prepaid Cards

As an issuer of travelers checks, we are regulated in the United States under the “money transmitter” laws of most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. Many states audit licensees annually. In addition, travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. A few states have amended their abandoned property laws to apply to prepaid cards. In the past few years, some states have enacted laws pertaining to the issuance and the sale of gift cards. Some of these laws restrict the fees that consumers can be charged and the expiration dates of the cards. We continue to monitor state legislative activity in this area very closely to ensure we comply with all applicable regulation, which varies from state to state. In certain states where regulation has made it impossible for us to offer Gift Cards profitably, we have been required to limit or withdraw from selling these cards. Federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as “Money Service Businesses” and compliance with anti-money laundering recording and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be “Money Service Businesses,” are not required to register. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.

Competition – Travelers Checks and Prepaid Cards

Travelers Cheques compete with a wide variety of financial payment products, including cash, foreign currency, checks, other brands of travelers checks, and, increasingly, debit and ATM cards, as well as credit and charge cards (even though travelers checks and prepaid cards are not substitutes for charge and credit cards) and, to a limited extent, competing prepaid cards. The principal competitive factors affecting the travelers check and prepaid card industry are:

•	the number and location of merchants willing to accept the form of payment;

•	the availability to the consumer of other forms of payment;

•	the amount of fees charged to the consumer;

•	the compensation paid to, and frequency of settlement by, selling outlets;

•	the accessibility of sales and refunds for the products;

•	the success of marketing and promotional campaigns; and

•	the ability to service the customer satisfactorily, including for lost or stolen instruments.

Our prepaid cards (cards that can be used at many different unaffiliated locations) compete with all of the same payment methods; however, gift cards compete primarily with cash, checks and store-specific gift cards.

American Express Consumer Travel Network – USA

The American Express Consumer Travel Network – USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers and participating American Express Representatives (independently-owned travel agency locations that operate under the American Express brand). U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers two-for-one fares on certain international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion and Platinum Cardmembers include Cruise Privileges, Centurion and Platinum Destinations Vacations and the Private Jets Program.

In addition, the Consumer Travel business operates a wholesale travel business in the United States through our Travel Impressions subsidiary. (A wholesaler purchases inventory, such as hotel rooms, from suppliers and then resells the services to the customer at retail prices that the wholesaler determines.) Our wholesale travel business packages American Express Vacations and distributes travel packages through other retail travel agents and private label brands for third parties in the United States. Consumer Travel also provides Membership Rewards program cruise and tour fulfillment, fee-free American Express Travelers Cheques, and foreign exchange services.

Our Consumer Travel Web site, americanexpress.com/travel, which is operated by Travelocity, offers customized booking tools for cruises and American Express Vacations packages, last-minute bargains and special promotional offers. It also offers a full range of travel rates and discounts on airfares, hotels, last-minute deals, as well as cruises and full vacation packages, with optional transfers, sight-seeing tours and insurance. The Web site also offers an American Express Travel Office locator and Travel Specialist finder tools for those customers who prefer to book their travel offline. In 2005, we launched a new feature that enables Cardmembers to redeem Membership Rewards points for some categories of travel through both this Web site and our call centers.

We also attracted eleven new members with 62 locations last year to our representative network, including The Travel Authority, Inc., a regional travel management company serving individual, corporate and group travelers in 45 locations.

TRS’ worldwide travel network of more than 2,200 retail travel locations is important in supporting the American Express brand and providing customer service throughout the world.

Competition – Consumer Travel Network – USA

American Express Consumer Travel competes with traditional “brick and mortar” travel agents, online travel agents and travel suppliers that distribute their products to consumers directly via the internet or telephone-based customer service centers. In recent years we have experienced increasing competition from online travel agents utilizing the merchant business model, which is a model under which the agent receives inventory (hotel rooms, airline seats, car rentals, destination services) from suppliers at negotiated rates. The agent then determines the retail price paid by the customer and processes the transactions as the merchant of record for the transaction. We believe the merchant model was particularly effective during the years following the September 11, 2001 terrorist attacks when travel volumes were depressed and suppliers tended to make greater amounts of their inventory available to agencies utilizing this model.

New competition has also emerged in the past few years in the form of several software companies that offer robotic searches of other Web sites to direct consumers to the site that offers the lowest prices according to the customer’s search parameters.

INTERNATIONAL CARD & GLOBAL COMMERCIAL SERVICES

Global Commercial Services

Through our Global Commercial Services (“GCS”) group, we provide expense management services to more than 100,000 firms worldwide through our Corporate Card program, Corporate Purchasing Solutions and Business Travel Services. GCS is both the leading issuer of commercial cards and the largest corporate travel management company in the United States, serving nearly 70% of the Fortune 500, along with tens of thousands of mid-sized companies. During 2005, we added or retained several major Corporate Card clients in the United States and internationally, including Procter & Gamble, Xerox and Bearing Point. GCS offers three primary products and services:

•	Corporate Card, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending;

•	Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies; and

•	Business Travel, which helps businesses manage their travel expenses through a variety of travel-related products and services.

Corporate Card and Corporate Purchasing Solutions

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through the Corporate Card program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 36 countries, which we distribute through proprietary operations and partner banks, and international dollar Corporate Cards in 85 countries.

In 2005, we announced the renewal and expansion of the British Airways American Express Corporate Card program, including the launch of a new cobrand corporate card targeted at small- to medium-sized businesses. This new corporate cobrand adds to the existing cobranded British Airways American Express credit cards targeted at the consumer market.

Corporate Purchasing Solutions (“CPS”) helps large and middle market companies manage their everyday spending. CPS is used by corporations to buy everyday goods and services, such as office supplies and industrial supplies and equipment, in 24 markets around the world. This type of spending by corporations is less susceptible to economic downturns than traditional travel and entertainment spending and helps diversify the spending mix on our Cards.

GCS is a leading provider of expense management services to global, multinational and large businesses worldwide. GCS established the Global Business Partnerships group, which serves a highly select group of Fortune 100 companies that have globalized their approach to travel and entertainment expense management and have structured their purchasing requirements in a global manner to more effectively manage and optimize their investments in travel and entertainment, as well as everyday corporate expenses.

In addition, our GCS business provides Corporate Card and travel expense management services to middle market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion) worldwide, including in the United States, Canada, the United Kingdom, France, Sweden, Germany, Australia, Singapore, Mexico and India. GCS is focused on continuing to expand its business with midsize companies, which we believe present us with significant growth opportunities. Businesses of this size often do not have corporate card programs. However, once enrolled in the program, midsized companies, which usually do not have well-defined purchasing programs, will typically put a significant portion of their business spending (both travel and entertainment and non-T&E, such as office supplies) on the Card because they can gain control, savings and employee benefits. In 2005, our GCS business invested in a wide range of marketing programs and product enhancements, and added sales staff to generate more Card and travel business with midsize firms. In support of this strategy, GCS offers the Savings at WorkSM program in the United States, as well as similar programs globally, which provide companies with discounts on everyday business products and services, such as car rentals, hotels and restaurants.

With the increased focus on cost containment by firms, we have experienced significant growth over the past few years in the Corporate Meeting Card, which helps both U.S.-based and international companies control company meeting expenses. The Corporate Meeting Card provides clients with a tool to capture such spending and provides company meeting planners with a tool to simplify the meetings payment process and access to data to negotiate with suppliers. GCS also offers the Corporate Defined Expense Program. This product allows companies to set a maximum amount to be charged on a Card before expiration and permits them to segregate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.

During 2005 we also partnered with a group of major hotel companies in North America and Europe, including Hilton, Hilton International and Marriott, to offer our corporate clients secure Web-based access to enhanced data regarding their employees’ lodging spend.

GCS also offers American Express @ Work®, a secure, web-based suite of online tools that enables Corporate Card, CPS and Corporate travel customers to perform account review and servicing and access management reports on a 24/7 basis through a single user interface. This suite helps companies manage expenses and manipulate spend data more efficiently than offline alternatives, while decreasing the costs associated with servicing. These products enable companies to review, combine and manipulate Corporate Card, Corporate Travel and Corporate Purchasing Solutions data. One of the products also allows companies to reconcile the data with its internal accounting system.

Competition – Global Commercial Card Business

Competition in the commercial card (Corporate Card and CPS) business is increasingly intense at both the card network and card issuer levels. At the network level, Diners Club (which, as mentioned above, has been folded into the network operated by MasterCard in the United States and Canada) remains a significant global competitor. In addition, both VISA and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, GE Capital Financial Inc. and Citibank (in the United States and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements. In the past few years, MasterCard has promoted enhanced web-based support for its corporate card issuing members, and VISA International supported the creation of a joint venture by a number of its member banks from around the world to compete against us and Diners Club for the business of multinational companies. The key competitive factors in the commercial card business are, in addition to the factors cited above under “U.S. Card Services – Competition – Card Issuing Business;”

•	the ability to capture and deliver detailed transaction data and expense management reports;

•	the number and types of businesses that accept the cards;

•	pricing;

•	the range and innovativeness of products and services to suit business needs;

•	quality of customer services; and

•	global presence.

International Proprietary Consumer Card Business

We issue our charge and credit card products in numerous countries around the globe. Although our geographic scope is widespread, we generally do not have significant share in the markets in which we operate. We focus primarily on those markets that we believe offer us the greatest financial opportunity.

TRS continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2005. These are cards that we issue, either on our own or, as further described below, as cobrands with partnering institutions. This past year, among other new proprietary products, we announced or launched:

•	the Mini Excitement American Express Card, a cobrand card with BMW, aimed at a lifestyle-oriented demographic in Germany;

•	the American Express Singapore Airlines PPS Club Platinum Credit Card, designed exclusively for Singapore Airlines most frequent first and business class travelers;

•	a distribution agreement with Oriental Financial Group to distribute consumer and commercial cards in Puerto Rico;

•	new Platinum Credit Cards in Australia, Brazil, Hong Kong and Mexico;

•	the Nectar Credit Card from American Express, a consumer and small-business credit card in the United Kingdom, cobranded with Loyalty Management UK, the owners and operators of Nectar, the largest loyalty program in that country; and

•	the American Express AeroMexico Credit Card, the first cobrand credit card issued by American Express in Mexico.

We offer many of the same programs in our international proprietary card issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel program and our Extended Payment Option to Cardmembers in several international markets.

Also, as in the United States, we issue Cards internationally under distribution agreements with banks. See “U.S. Card Services – Bank Distribution of Proprietary Cards” for a description of these types of arrangements. Another example of our distribution partnerships is affinity cards with fraternal, professional, educational and other organizations. For instance, we have been successful in penetrating the affinity card segment in Australia, where we issue cards with the majority of the largest professional associations in that country. In Australia, affinity cards are a substantial part of our total revolving portfolio and contribute to our proprietary consumer lending activities.

As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,200 redemption partners across our international business, with an average of 70 partners in each country; fewer than 30% of these partners are in the travel industry. Cardmembers can redeem their points with more than 25 airlines and 28 hotel chains. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2005, we signed over 200 new Membership Rewards partners outside the United States and continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem points more quickly. Significantly, in selected markets we launched TravelKey, which allows Cardmembers to book flights and vacations with virtually any airline to any destination without restrictions, and enhanced the Membership Rewards Web site to offer easier online redemption.

Competition – International Proprietary Consumer Card

Internationally, our proprietary card-issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and HSBC as our strongest competitors as they offer card products in a large number of markets.

Global Travel Services

GCS Global Travel Services consists of American Express Business Travel, Membership Travel Services International, Travel Services Network International and Global Foreign Exchange Services.

American Express Business Travel provides globally integrated solutions, both online and offline, to help organizations optimize their travel investments and service their traveling employees. These solutions include travel reservation advice and booking transaction processing; travel expense management policy consultation; supplier negotiation and consultation; management information reporting, data analysis and benchmarking; and group and incentive travel services.

Business Travel services customers directly in 36 key markets worldwide, of which 31 are proprietary operations and five are managed through joint ventures. In addition, Business Travel also serves customers in other relevant markets through franchise partnerships. In 2005, Global Travel processed approximately $19 billion worth of travel spend globally.

In 2005, we were awarded the corporate travel business of several new clients including Total SA, Sun Microsystems, Ericsson, and Johnson & Johnson.

Business Travel continues to modify its economic model and invest in new products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide. We have comprehensive cost-saving travel management offerings for our clients, including webfare guarantees for the small- and mid-sized segments in the United States, a travel management loyalty program with double Membership Rewards points for individual travelers and automatic ticket refunds for the same segments in the United States and select international markets. We also offer customers best fares, savings and benefits through supplier programs such as the Preferred Extras Hotel Program and through our advisory services, which provide consulting solutions in all areas of travel and entertainment expense management. Business Travel also offers the TravelBahn® Distribution Solution, a proprietary distribution solution alternative that provides access to airline inventory and fares for American Express Business Travel customers with a number of carriers in North America and in select international markets. Business Travel offers a range of other solutions to our customers that provide them with savings, control, services and traveler care.

In 2005 Business Travel expanded the range of travel services available to our business clients with the introduction of new, innovative and enhanced solutions. We launched TrackPoint, a global security solution that allows organizations to locate their travelers in times of unexpected events and crises. The Preferred Extras Hotel Program, first launched in the United States in 2004, was expanded globally in 2005, to provide our clients with the best available rates and benefits at more than 10,000 hotels located in 3,400 cities worldwide, and Business Travel enhanced and expanded the availability of other Preferred Extras supplier value programs that deliver savings and traveler benefits to our small and mid-size customers. Global Travel Shield® and Visa & Passport provide a comprehensive set of travel insurance products for domestic and international travel and passport, visa and document preparation and processing services for international travel.

Business Travel accelerated numerous reengineering initiatives in 2005, including rationalizing our network, standardizing platforms and processes and implementing new technology solutions to increase the flexibility of our business model, increase productivity, reduce costs and enhance the quality of customer service globally. Business Travel has also moved many of its business processes and customer servicing online, marking a decade of online business travel service, with more than six million online transactions during 2005. In the United States, 36% of all of GCS’ business travel transactions were processed online, and while lower than in the United States, online penetration rates in the United Kingdom, Canada, Mexico and Australia have been increasing in recent years.

Membership Travel Services International provides premium travel and lifestyle, as well as concierge services, a unique benefit that exemplifies the customer experience provided to Platinum and Centurion Card customers, through 27 exclusively dedicated international call centers. The Travel Service Network International manages customer relationships on our behalf through over 2,200 Travel Service locations in over 140 countries and territories worldwide. We are expanding our network presence worldwide through franchising, nearly tripling the size of our international franchise network in the past four years alone.

Global Foreign Exchange Services consists of retail and wholesale foreign exchange services and International Payments. Our retail foreign exchange business has a presence in many of our travel offices, as well as in proprietary standalone bureaus located in several major cities. On a selective basis, American Express has divested some of these proprietary locations and concentrated the retail foreign exchange business in 17 of the world’s major international airports, including London’s Heathrow, the Aeroports de Paris and Changi Airport in Singapore. For corporate clients, our International Payments online payment product allows companies and banks to make cross-border payments in more than 35 foreign currencies at competitive exchange rates. Wholesale banknote services are also provided to select financial institutions and travel-related companies.

Competition – Global Travel Services

Business Travel continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, convenience, global capabilities and proximity to the customer. In 2005, Business Travel was impacted by increasingly intense price competition, as well as the restructuring of the business. In addition, competition comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents.

In January 2006, significant changes were announced to the ownership and network structure of three of the major traditional travel management companies – Business Travel International, TQ3 and Navigant International, Inc. – realigning the shape of the industry. Similarly, some of the major online travel management companies also structurally changed in 2005 as Cendant Corp. integrated Orbitz with Travelport, its travel management company and InterActive Corp. spun off Expedia, Inc. More change in the industry is expected to follow. Each of these changes to the competitive environment in the industry may result in additional challenges to our business that could have a competitive impact.

In 2005, U.S.-based online travel agencies continued to expand their offerings and marketing efforts beyond their traditional target customer set, with increasing focus on corporate travel. Orbitz/Travelport, Expedia and Travelocity have all begun to pursue midsized and larger corporate travel customers in North America. While the majority of the online agencies’ efforts to penetrate the managed corporate travel sector has to date occurred in the United States, it is likely that they will focus more of their efforts to expand into key, developed international markets in the future.

Since 1995, travel agents have received reduced levels of revenue from airlines, and this trend is expected to continue. The airline industry has been under severe financial pressure in recent years and, as a result, has increased its efforts to reduce distribution expenses. In March 2002, U.S. airlines and some international carriers stopped paying “base” commissions to travel agents for tickets sold in the United States and Canada on all domestic and international travel. Subsequently, airlines in many international markets followed suit. In addition, low-cost carriers have begun to target business travelers to help fuel their growth, putting further strain on the ability of the traditional carriers to remain competitive. Low-cost carriers do not rely on travel agents to distribute their products and services. The traditional carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel agents because they do not receive distribution revenue from directly booked transactions.

Overall, intense competition among travel management companies, the ongoing trends of airline direct sales, rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees continue to put pressure on revenue for travel agents. We believe that the restructuring of our business model over the last few years, transitioning many of our services online and reducing other costs, and our global presence have helped us to balance these revenue pressures.

American Express Bank

American Express Bank (“AEB”) serves affluent and high net worth individuals and financial institutions through over 70 locations in 45 countries and regions worldwide. AEB’s operations are conducted primarily through our indirect wholly owned subsidiary, American Express Bank Ltd., and its subsidiaries. AEB serves financial institutions worldwide and individual clients outside the United States. The following discussion relating to AEB generally does not distinguish between U.S.- and non-U.S.-based activities.

AEB’s two primary business lines are Global Wealth Management (“GWM”), which incorporates The Private Bank and Financial Advisory Services, and the Financial Institutions Group (“FIG”). The Private Bank focuses on delivering an extensive range of investment management, trust and estate planning and banking services, including secured lending, to high net worth individuals. Financial Advisory Services provides a wide variety of local, domestic saving and investment products to affluent individuals in Hong Kong, Singapore, India, Mexico, Indonesia, The Philippines and Germany.

FIG provides financial institution clients with a wide range of correspondent banking products, including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products. AEB also distributes mutual funds through its financial institution clients. In addition, AEB provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options and other derivatives and interest rate risk management products.

Over the past several years, AEB has undertaken a strategy of exiting its corporate banking business to focus on growing its consumer and financial institutions businesses. Corporate clients now represent less than 1% of AEB’s total loan portfolio. These changes align AEB’s businesses more closely with those of our other business units and position AEB to play a more important role in the delivery of financial services on a global basis.

AEB continues to work with other parts of American Express to cross-sell a range of payment, lending and financial service products and build deeper relationships with consumer and small business customers in key international markets. AEB markets its Private Bank services to a highly selective group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in Germany, United Kingdom, Canada, Mexico, Hong Kong, India, Japan, Australia, Singapore and Taiwan. AEB also issues deposit certificates denominated in U.S. dollars, Euros, pounds sterling and Australian dollars through American Express International Deposit Company in the Cayman Islands.

AEB’s worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and facility offices in San Francisco, San Diego and Los Angeles, California. Its wholly owned Edge Act subsidiary, American Express Bank International (“AEBI”), is headquartered in Miami, Florida, and has branches in New York City and Miami.

Risks – Banking Services

The global nature of AEB’s business activities is such that concentrations of credit to geographic regions are not unusual. AEB continually monitors and actively manages its credit concentrations to reduce the associated risk. The Private Bank’s loans are generally secured by liquid, marketable collateral. FIG controls its exposures by generally limiting its relationships to the top tier banks in the countries in which it does business and by capitalizing on its expertise in trade credit, which generally has a lower risk profile. At December 31, 2005, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of consumers to whom AEB has extended loans, banks and other financial institutions and foreign government agencies operating geographically within the Asia/Pacific region, Europe, North America, Latin America, the Indian Subcontinent and Middle East/Africa.

AEB’s earnings are sensitive to interest rates because the maturity of liabilities does not, generally, match the maturity of assets. AEB invests excess liquidity in high grade fixed income investment securities and maintains mandatory investment portfolios in a number of countries as required by central banks. AEB monitors and controls interest rate risk through a rigorous Earnings at Risk process both on a country and global level. AEB manages the duration/maturity mismatch of assets and liabilities through adjusting the duration/maturity of assets and/or by using derivatives. On occasion, AEB may decide to mismatch in anticipation of a change in future interest rates in accordance with guidelines. AEB sells foreign exchange, interest rate and equity products to its customer base and may decide to take short-term proprietary trading positions as a result of this business. The foreign exchange, interest rate and equity risk is managed at the branch and global level through a comprehensive Value at Risk process. AEB manages counterparty credit exposure on foreign exchange and interest rate derivatives through a dynamic mark-to-market and potential future exposure process, in which the current fair value and potential future exposure are calculated and managed against counterparty loan equivalent limits. You can find more information on AEB’s management of its foreign exchange risk and use of derivative financial instruments under the caption “American Express Company Risk Management – Market Risk Management Process” and in Note 10 to the Company’s Consolidated Financial Statements on pages 44-45 and pages 83-84, respectively, of our 2005 Annual Report to Shareholders, which portions of such reports are incorporated herein by reference.

Because AEB conducts significant business in emerging market countries and in countries that are less politically and economically stable than the United States or those in Western Europe, its Private Banking, Financial Advisory Services and FIG activities may be subject to greater credit and compliance risks than are found in more well-developed jurisdictions. AEB continually monitors its exposures in such jurisdictions, and regularly evaluates its client base to identify potential legal risks as a result of clients’ use of AEB’s banking services.

Competition – Banking Services

The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions (including certain other subsidiaries of ours) and, in certain cases, governmental agencies.

Regulation – Banking Services

American Express Banking Corp. (“AEBC”) is a New York investment company organized under Article XII of the New York Banking Law and is a wholly owned direct subsidiary of American Express. American Express Bank Ltd. (“AEBL”) is a wholly owned direct subsidiary of AEBC. AEBC, AEBL and AEBL’s global network of offices and subsidiaries are subject to continuous supervision and examination by the New York State Banking Department (“NYSBD”) pursuant to the New York Banking Law. AEBC does not directly engage in banking activities. AEBL’s branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors that have the same license.

Since AEBC and AEBL do not do business in the United States, except as may be incidental to their activities outside the United States, our affiliation with AEBC and AEBL neither causes us to be subject to the provisions of the Bank Holding Company Act of 1956, as amended, nor requires us to register as a bank holding company under Regulation Y promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). AEBC and AEBL are not members of the Federal Reserve System, are not subject to supervision by the FDIC, and are not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tie-in rules with respect to transactions involving products and services of certain of its affiliates. AEBC and AEBL are not financial holding companies under the Gramm-Leach-Bliley Act.

The NYSBD requires AEBC, on a consolidated basis, to monitor its financial condition and maintain risk-based and leverage capital in accordance with minimum thresholds established by the NYSBD. At year-end 2005, AEB had Tier One, Total and Leverage capital (as those terms are defined under the Federal Reserve Board’s risk-based capital guidelines) that exceeded the minimum standards established by the NYSBD. Additionally, AEB is not anticipated to be required to comply on a consolidated basis with the Advanced Internal Ratings Based Approach incorporated in the Basel II Capital Accord Framework published in June, 2004. AEB monitors developments with respect to the implementation of the Basel II Capital Accord in jurisdictions where its branch and subsidiary network is located.

In recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act of 2001 (the “Patriot Act”) that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL and it may increase these efforts to address further regulations expected under the Patriot Act as well as other evolving supervisory standards and requirements in jurisdictions in which AEBL does business.

CORPORATE & OTHER

Our Corporate and Other segment consists of the Company’s corporate functions and auxiliary businesses, including American Express Publishing.

Brand

Our brand and its attributes – trust, security, integrity, quality and customer service – are key assets of the Company. We continue to focus on the brand by educating employees about these attributes and by incorporating them into our programs, products and services. Our brand has been rated one of the most valuable brands in the world in various surveys, and we believe it provides us with a significant competitive advantage. We believe our brand and its attributes are critical to our success and we invest heavily in managing, marketing and promoting it. (We account for our expenses in managing our brand in the Global Network & Merchant Services segment.) In addition, we place significant importance on trademarks and servicemarks, and diligently protect our intellectual property rights around the world.

American Express Publishing

Through American Express Publishing, we publish luxury lifestyle magazines such as Travel+Leisure®, T+L Family, a supplement to Travel+Leisure, T+L Golf®, Food & Wine® and Departures®; travel resources such as SkyGuide®; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and skyguide.net. We have an agreement with Time Inc. under which it manages our publishing business and we share revenues relating to this business.

Service and Technology Infrastructure

We continue to make significant investments, both in the United States and internationally, in our card systems and infrastructure to allow faster introduction and greater customization of products. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new cards to an account and resolving customer satisfaction issues. In international markets, we are building flexibility and enhancing our global platforms and capabilities in revolving credit, our full service banking platform called Wealthview, and consumer payment options.

We continued to leverage the internet to lower costs and improve service quality. During 2005, we expanded the number of services and capabilities available to customers online and increased their utilization. For example, within the United States, approximately 80% of our card servicing call volume can now be handled online. We now have more online interactions with U.S. customers than we do by telephone or in person. Our online Card sales grew steadily in 2005 as well.

At year-end, customers enrolled approximately 13 million Cards in our “Manage Your Card Account Service.” This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 36 markets, including 10 GNS markets.

We have devoted substantial resources to our global technology platforms and have undertaken significant efforts to protect and manage our proprietary systems and the data collected and stored on our systems. In this vein, we have continued to focus on ways to secure our systems from “hackers” and other unauthorized users.

In 2002, we outsourced most of our technology operations work to IBM. This arrangement, which has a seven-year term with options to extend, enables us to benefit from IBM’s expertise while lowering our information technology costs. IBM has taken on responsibility for managing most of our day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services and data center operations. Our internal IT organization continues to retain the Company’s technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, developing and maintaining applications and databases and managing the technology portfolios of our businesses.

We are also, for commercial purposes, exploring ways to exploit certain proprietary applications that we have developed. In 2005, we entered into an agreement with Solver, a Microsoft Certified Partner, to license and sell our patented investment optimization resource allocation methodology and software platform to Fortune 1000 companies.

Regulation – General

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

We use information about our customers to develop and make available relevant, personalized products and services. Our customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory activity in the areas of privacy and data protection continues to increase worldwide, spurred by advancements in technology and related concerns about the rapid and widespread dissemination and use of information. We are working with other participants in the payments industry to address security issues in general, including exploring ways to strengthen the safeguards undertaken to prevent the compromise of Cardmember information at the point of sale.

The Gramm-Leach-Bliley Act (“GLBA”) became effective on July 1, 2001. GLBA provides for disclosure of a financial institution’s privacy policies and practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state’s Financial Information Privacy Act. We will continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to collect and use data properly to achieve our business objectives.

The Fair Credit Reporting Act of 1970 (“FCRA”) regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. FCRA was significantly amended by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act requires any company that receives information concerning a consumer from an affiliate to permit the consumer to opt out from having that information used to market the company’s products to the consumer. The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. New duties are imposed on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Beginning August 1, 2005, grantors of credit using pre-screened consumer credit report information in credit solicitations were required to include an enhanced notice to consumers that they have the right to opt out from receiving further pre-screened offers of credit. The Company is continuing to evaluate the effect of the FACT Act and the implementing regulations on the Company’s business operations or its ability to provide personalized services to its customers.

In the United States, the Patriot Act of 2001 was enacted in October 2001 in the wake of the September 11, 2001 terrorist attacks. The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the

United States. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism, including provisions aimed at impeding terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act requires federal regulators, led by the Secretary of the Treasury, to regulate or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and recordkeeping requirements. While American Express has long maintained anti-money laundering programs in our businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of our business activities conducted within AEB, TRS and their affiliates, prescribing minimum standards for such anti-money laundering programs, and we have enhanced existing programs and developed and implemented new ones in response to these new regulations. For example, in April 2002, the U.S. Treasury issued draft regulations applicable to operators of credit card networks (such as VISA, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire merchants on their networks. As a result, we developed and implemented a program for our GNS business, and in 2004 completed our screening of existing licensed institutions and will apply the screening under this program to all new licensing relationships. We have also developed and implemented a Customer Identification Program applicable to many of our businesses, and have enhanced our Know Your Customer and Enhanced Due Diligence programs in others. We intend to take steps to comply with any additional regulations that are adopted. In addition, we will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which we conduct business.

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

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 19 to our Consolidated Financial Statements, which you can find on pages 95-98 of our Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). For example, in February 2006, we announced that we had temporarily suspended the issuance of new Cards in Taiwan due to concerns over rising bad debts throughout Taiwan’s consumer finance industry. Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the card in connection with spending outside the local country. The majority of AEB’s revenues are derived from business conducted in countries outside the United States. Some of the risks attendant to those operations include currency fluctuations and changes in political, economic and legal environments in each such country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the United States dollar may be realized in amounts greater or less than the United States dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management – Market Risk Management Process” on pages 44-45 of our Annual Report to Shareholders, which information is incorporated herein by reference.

DISCONTINUED OPERATIONS

Effective September 30, 2005, we completed the spin-off of our financial advisors business through the distribution of 100% of the shares of our subsidiary, Ameriprise Financial, Inc. (formerly, American Express Financial Corporation). We distributed one share of Ameriprise common stock for every five shares of American Express common stock held by a shareholder outstanding as of the record date for the distribution.

We no longer own any shares of Ameriprise, and Ameriprise is an independent, publicly-traded company. Ameriprise’s common stock is listed on the New York Stock Exchange, Inc. (NYSE) and is traded under the symbol “AMP.”

No action was required by American Express shareholders to receive their Ameriprise common stock, and American Express shareholders were not required to surrender any American Express shares or pay anything, other than any taxes due on cash received in lieu of fractional share interests.

In addition, in the third quarter of 2005, we completed certain dispositions (including the sale of our American Express Tax and Business Services, Inc. (“TBS”) subsidiary to H&R Block, Inc.) for cash proceeds of approximately $190 million.

Ameriprise’s and TBS’ results are reported as discontinued operations in our Consolidated Financial Statements.

You can find more information regarding the spin-off and the sale of TBS on page 24 and page 33 of our Annual Report to Shareholders and in Note 2 to the Consolidated Financial Statements of the Company, appearing on pages 73-74 of the Company’s Annual Report to Shareholders, which information is incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s operating segments, geographic operations and classes of similar services in Note 19 to the Consolidated Financial Statements of the Company, which appears on pages 95-98 of the Company’s 2005 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is a list of all our executive officers as of March 1, 2006. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -	Chairman and Chief Executive Officer;
Chairman and Chief Executive Officer, American Express Travel Related Services Company, Inc.

Mr. Chenault (54) has been Chairman since April 2001 and Chief Executive Officer since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

L. KEVIN COX -	Executive Vice President, Human Resources

Mr. Cox (42) has been Executive Vice President, Human Resources and Quality of the Company since April 2005. Prior thereto he had been Executive Vice President of the The Pepsi Bottling Group since September 2004. Prior thereto, he had been Senior Vice President, Human Resources since March 1999.

GARY L. CRITTENDEN -	Executive Vice President and Chief Financial Officer; Head of Global Network Services

Mr. Crittenden (52) has been Executive Vice President and Chief Financial Officer since June 2000 and Head of Global Network Services since June 2005.

EDWARD P. GILLIGAN -	Group President, American Express International & Global Corporate Services

Mr. Gilligan (46) has been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

JOHN D. HAYES -	Executive Vice President, Global Advertising and Brand Management and Chief Marketing Officer

Mr. Hayes (51) has been Executive Vice President, Global Advertising and Brand Management since May 1995 and Chief Marketing Officer of the Company since August 2003.

ALFRED F. KELLY, JR. -	Group President, Consumer, Small Business and Merchant Services

Mr. Kelly (47) has been Group President, Consumer, Small Business and Merchant Services since October 2005. Prior thereto, he had been Group President, U.S. Consumer and Small Business Services since June 2000.

LOUISE M. PARENT -	Executive Vice President and General Counsel

Ms. Parent (55) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK -	Executive Vice President, Corporate Affairs and Communications

Mr. Schick (59) has been Executive Vice President, Corporate Affairs and Communications since March 1993.

STEPHEN SQUERI -	Executive Vice President and Chief Information Officer

Mr. Squeri (46) has been Executive Vice President and Chief Information Officer since May 2005. Prior thereto, he had been President, Global Commercial Card – Global Corporate Services since January 2002 and President, Establishment Services – United States and Canada, from July 2000 through December 2001.

EMPLOYEES

We had approximately 65,800 employees on December 31, 2005.

ITEM 1A. RISK FACTORS

This section highlights specific risks that could affect our Company and its businesses. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties our Company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

If any of the following risks and uncertainties develops into actual events or the circumstances described in the risks and uncertainties occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.

We face increasingly intense competitive pressure on the prices we charge merchants who accept our cards for payment for goods and services.

Unlike our competitors in the payments industry who rely on high revolving credit balances to drive profits, our business model is focused on cardmember spending. Discount revenue, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure to provide volume discounts and undertake other repricing initiatives. This pressure arises, in part, due to the regulatory pressure on our competitors outside the United States. If we continue to experience a decline in the average discount rate we charge merchants or are unable to sustain premium discount rates on our cards without experiencing overall volume growth or an increase in merchant coverage, our revenues and profitability could be materially and adversely affected.

We may not be able to increase consumer and business spending and borrowing on our travel related services products or manage the costs of our Cardmember benefits intended to stimulate such use.

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our travel related services products, particularly credit and charge cards and Travelers Cheques and other prepaid products, and growth in card lending balances, depend in part on our ability to develop and issue new or enhanced card and prepaid products and increase revenues from such products. It also depends on our ability to attract new cardmembers, reduce Cardmember attrition, increase merchant coverage, and capture a greater share of customers’ total spending on cards issued on our network both in the United States and in our international operations. One of the ways in which we attract new Cardmembers is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses. If we are not successful in increasing consumer and business spending or in managing the costs of our Cardmember benefits, our revenues and profitability could be negatively affected.

Our brand and reputation are key assets of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain consumer Cardmembers and corporate clients is highly dependent upon the external perceptions of our level of service, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential Cardmembers and corporate clients, which could make it difficult for us to attract new Cardmembers and maintain existing ones. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

An increase in account data breaches and fraudulent activity using our cards could lead to reputational damage to our brand and could reduce the use and acceptance of our charge and credit cards.

We and other third parties store Cardmember account information in connection with our charge and credit cards. Criminals are using increasingly sophisticated methods to capture various types of information relating to Cardmembers’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable way of doing business in the payments industry, there are more third parties involved in processing transactions using our cards. If data breaches or fraud levels involving our cards were to rise, it could lead to regulatory intervention (such as mandatory card reissuance) and reputational and financial damage to our brand, which could reduce the use and acceptance of our cards, and have a material adverse impact on our business.

Our reengineering and other cost control initiatives may not prove successful and we may not realize all or a significant portion of the benefits that we intended.

We have regularly undertaken, and are currently considering undertaking, a variety of efforts to reengineer our business operations in order to achieve significant cost savings and other benefits (including continuing to reinvest such savings in key areas such as marketing and promotion), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, we may not realize all or a significant portion of the benefits that we intended. Failure to achieve these benefits could have a negative effect on our financial condition and results of operations.

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our billed business. We are exposed to the risk of downturns in these industries, including bankruptcies of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, most notably the airline industry, to offer benefits to Cardmember participants. The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings and other similar events. In particular, we are exposed to risk under our agreements with Delta Air Lines, which were restructured in connection with Delta’s filing for protection under Chapter 11 of the Bankruptcy Code. For additional information relating to the agreements with Delta, see “Financial Review – Airline Industry Matters” on page 53 of our Annual Report to Shareholders. In addition, under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain cobrand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. We are also exposed to risk if we are not able to effectively manage bankruptcies, restructurings and other similar events that may occur in the airline industry or any other industry representing a significant portion of our billed business, including any potential negative effects on particular card products and services (and billed business generally) that could result from the actual or perceived weakness of key business partners in such industries.

Our risk management policies and procedures may not be effective.

We must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept our card products. Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables, and our other consumer lending activities and institutional credit risk. While consumer credit risk is more closely linked to general economic conditions rather than borrower-specific events like institutional credit risk, both expose us to a risk of loss. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and an increase in our reserve for loan losses may adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information that we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit risks of our customers.

We must also effectively manage market risk to which we are exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. We are exposed to market risk from interest rates in our card business. Changes in the interest rates at which we borrow and lend money affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net finance charge revenue, and consequently our net income, could fall.

We must also accurately estimate the fair value of the assets in our investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip (commonly referred to as the I/O strip) arising from our securitization of charge and credit card receivables.

Finally, we must also manage the operational risks to which we are exposed. We consider operational risk to be the risk of not achieving our business objectives due to failed processes, people or information systems, or from the external environment, such as natural disasters. Operational risks include the risk that we may not accurately estimate the expense provision for the cost of our Membership Rewards program, as well as the risk that we are unable to manage a downturn in our businesses and/or negative changes in our and our subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs.

Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review – Risk Management” on pages 42-45 of our Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2005, over 30% of our revenue was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our business.

Our access to financing, including securitizations, may be limited.

In general, the amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our expense in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.

A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the U.S. and world economies, and may become increasingly difficult due to economic and other factors. Also, we compete for funding with other financial institutions, some of which are publicly traded. Competition from these institutions may increase our cost of funds.

In addition, we periodically securitize Cardmember receivables and loans arising from our card business. Securitization involves the legal sale of beneficial interests in Cardmember receivables and loan balances to a trust, which in turn issues securities to third-party investors collateralized by the transferred receivables and loans, and our receipt of the proceeds from the issuance of such securities. Although the markets for securitized credit and charge card receivables and loans is large and well-established, if these markets experience difficulties, we may be unable to securitize our receivables or to do so at favorable pricing levels. If we were unable to continue to securitize our loan receivables at desired levels, we would use alternative funding sources to meet our liquidity needs. If we were unable to find cost-effective and stable alternatives, it could negatively impact our liquidity and potentially subject us to certain risks. These risks would include an increase in our cost of funds, an increase in the allowance for loan losses and the provision for possible credit losses as more loans would remain on our consolidated balance sheet, and lower loan growth.

In addition, the occurrence of certain events may cause the securitization transactions to amortize earlier than scheduled, which would accelerate the need for an alternate source of funding.

For a further discussion of our liquidity and funding needs, see “Financial Review – Funding Strategy” on pages 35-40 in the Annual Report to Shareholders.

If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technologies across all areas of our business, e.g., transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, multi-application smart cards and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our cards and networks. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards or by resistance from cardmembers or merchants to such changes in addition to patent rights held by competitors or others. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, our competitors may be more efficient in introducing innovative products, programs and services than we are. As a result, our revenue or profitability may decline.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our company and lead to decreased transaction volumes through our network.

We are subject to regulations that affect banks and the payments industry in the many countries in which our charge and credit cards are used and where we conduct banking activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to the regulatory requirements of the Patriot Act, which substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The Patriot Act required us to create and implement comprehensive anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services that we may offer to consumers, the countries in which our charge and credit cards may be used and where we provide private and correspondent banking services, and the types of cardholders and merchants who can obtain or accept our charge and credit cards.

The U.S. Congress is also presently considering regulatory initiatives in the areas of Internet gambling, Internet prescription drug purchases and copyright and trademark infringement, among others, that could impose additional compliance burdens on our company. Many U.S. states are also considering a variety of similar legislation. If implemented, these initiatives may require us to monitor, filter, restrict, or otherwise oversee various categories of charge and credit card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, disclosure rules, security, and marketing that would impact us directly, in part due to increased scrutiny of our underwriting standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing cards, such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

In addition, in 2004, a number of regulations were issued implementing the Fair and Accurate Credit Transactions Act that, among other things, makes permanent the preemptive effect of several key provisions of the Fair Credit Reporting Act that could have a material impact on our business.

Regulators and Congress have also increased their scrutiny of our pricing of credit. Any legislative or regulatory restrictions on our ability to price credit freely could result in reduced amounts of credit available to our cardmembers, which could materially and adversely affect our transaction volume and revenues.

Increased regulatory focus on our Company, such as in connection with the matters discussed above, may increase our compliance costs or result in a reduction of transactions processed on our networks, which could materially and adversely impact our financial performance.

Existing and proposed regulation in the areas of consumer privacy and data use and security could decrease the number of charge and credit cards issued and could increase our costs.

We are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. In 2005, there was a heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach. In the United States, there are a number of bills pending in Congress and there have been several congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2006 that, if implemented, could affect our Company.

In addition, a number of states have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In Europe, the European Parliament and Council have passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union member states. Regulation of privacy and data use and security in these and other jurisdictions may increase our costs for issuing charge and credit cards, which may decrease the number of cards we issue. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability. Finally, failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions or other penalties, which could materially and adversely affect our results of operations and overall business.

Global economic, political and other conditions may adversely affect trends in consumer spending and in travel.

Our business depends heavily upon the overall level of spending using our credit and charge cards, and we are not insulated from the effects of economic cycles. A sustained deterioration in general economic conditions, particularly in the United States or Europe, or increases in interest rates in key countries in which we operate, may adversely affect our financial performance by reducing the number or average purchase amount of transactions involving our charge and credit cards and result in increasing delinquencies and credit losses. Political or economic instability in certain regions or countries could also affect our commercial or other lending activities, among other businesses, or result in restrictions on convertibility of certain currencies. In addition, our travel network may be adversely affected by world geopolitical and other conditions. Travel expenditures are sensitive to business and personal discretionary spending levels and tend to decline during general economic downturns.

Terrorist attacks, disasters or other catastrophic events may have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel related spending, our business will be sensitive to safety concerns, and thus may decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

If our global network systems are disrupted or we are unable to process transactions efficiently or at all, our revenue or profitability would be materially reduced.

Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. A natural disaster or other problem at our facilities could interrupt our services. Additionally, we rely on third-party service providers for the timely transmission of information across our global network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue or profitability.

We rely on third-party providers of various computer systems and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We outsource to third-party providers many of our computer systems and other services that are integral to the operations of our businesses. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. We cannot be certain that our third-party vendors will perform their obligations as expected.

Special Note About Forward-Looking Statements

We have made various statements in this report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. We have a 49% ownership interest in the building. In 2002, an affiliate of Brookfield Financial Properties acquired the 51% interest in the building that had previously been owned by Lehman Brothers Holdings Inc. We also lease space in the building from Brookfield.

Other owned or leased principal locations include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; Salt Lake City, Utah; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, United Kingdom.

In December 2004, several of our subsidiaries entered into an agreement to sell and lease back a total of six real properties located in the United States to designated affiliates of The Inland Real Estate Group, Inc. (“Inland”) and closed on the sale of five of those properties. The five properties sold in December 2004 were the American Express Service Centers in Fort Lauderdale, Florida; Greensboro, North Carolina; and Phoenix, Arizona; the American Express Data Center in Minneapolis; and the American Express Finance Center in Phoenix. The remaining property subject to this sale agreement was the American Express Service Center in Salt Lake City and the sale of that facility closed in March 2005. In January 2005, one of our Canadian subsidiaries closed on the sale and leaseback of the Amex Canada headquarters property referred to above in Markham, Ontario, Canada. These sale and leaseback transactions have enabled us to monetize the value of these properties and use the proceeds for re-investment in our businesses. Additionally, in July 2005, we completed a sale and leaseback, with affiliates of Wachovia Corporation, of two additional properties located in Phoenix, Arizona.

At each closing of a property that has been sold and leased back, the purchaser of the property leased the relevant property back to one of our subsidiaries for a ten-year term, with an option given to us to renew the lease for up to six renewal terms of five years each. The leases are net leases whereby each American Express entity that leases back the property is responsible for all costs and expenses relating to the property (including maintenance, repair, utilities, operating expenses and insurance costs) in addition to annual rent. The sale leaseback transactions will not materially impact our financial results in any year. Gains resulting from completed sale and leaseback transactions will be amortized over the initial ten-year lease periods. We continue to consider whether sale-leaseback transactions are appropriate for other properties that we currently own.

In February 2000, we entered into a ten-year agreement with Trammell Crow Corporate Services, Inc. for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe and Asia.

Generally, we and our subsidiaries lease the premises we occupy in other locations. We believe that the facilities we own or occupy suit our needs and are well maintained.

ITEM 3. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company’s consolidated financial condition, results of operation or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below.

Corporate Matters

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs have appealed the dismissal to the United States Court of Appeals for the Second Circuit.

In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff alleges that when the American Express Retirement Plan (the “AXP Plan”) was amended effective July 1, 1995, to convert from a final average pay formula to a “cash balance” formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended (“ERISA”), in at least the following ways: (i) the AXP Plan violated ERISA’s prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA’s prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA’s present value calculation rules. The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula. The plaintiff also seeks pre- and post-judgment interest and attorneys fees and expenses.

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action, TRS has voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the U.S. District Court for the Southern District of New York. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the U.S. District Court for the Southern District of New York. A decision on that motion is pending. In addition, the Company has asked the Court in the Hayama action to stay that action pending resolution of the motion in the Southern District of New York. The Company filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. Nonetheless, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against this action.

In December 2004, a purported class action captioned National Supermarkets Association, Inc., Mascari Enterprises, Inc. d/b/a Sound Stations, and Bunda Starr Corp. d/b/a Brite Wines and Spirits v. MBNA America Bank, N.A., MBNA Corp., Citibank (South Dakota) N.A. and Citigroup, Incorporated, was filed in the United States District Court for the Southern District of New York. The action is a lawsuit related to the antitrust tying actions described in the preceding paragraph. Although the Company is not named as a defendant, the plaintiffs in this action are also plaintiffs in the direct actions against American Express described in the preceding paragraph. This lawsuit alleges that, by agreeing to issue American Express branded cards, MBNA and Citibank have conspired with the Company in the alleged wrongful tying arrangement described in the preceding paragraph. The Company believes this lawsuit is without merit and is contrary to the Department of Justice’s successful efforts to render unenforceable Visa’s and MasterCard’s rules that prevented banks from issuing American Express branded cards in the United States. The Company also believes that this lawsuit is susceptible to the same defenses available to the Company in the direct actions filed against it, which are described in the preceding paragraph. The Company has intervened in this action and has filed a motion to have the case dismissed.

The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state’s laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys’ fees on their own behalf and on behalf of the putative class of persons similarly situated. In December 2005, the U.S. District Court for the Southern District of Florida granted final approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company’s collection and disclosure of fees assessed on transactions made in foreign currencies in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003). The settlement approved by the Court calls for the Company to (a) deposit $75 million into a fund that will be used to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys’ fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices (which it has already done). The Company had previously established reserves to cover the payment that will be made to reimburse class members and pay attorneys’ fees. The Court’s approval order enjoins all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004); and

(ix) Ball v. American Express, et al., Superior Court of San Joaquin, California (filed August 2004). The Court’s approval of the settlement has been appealed by several attorneys purporting to represent the interests of objectors to the settlement to the U.S. Court of Appeals for the Eleventh Circuit.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that the Company conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks....” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express has filed a motion for reconsideration with the Court.

In August 2005 a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. (“TRS”), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action has been transferred to the U.S. District Court for the Eastern District of New York. The complaint alleges that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit seeks injunctive relief. TRS has moved to dismiss the complaint and that motion is pending. In addition, the Company has learned that two additional purported class actions that make allegations similar to those made in the Performance Labs action have also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in such actions seek injunctive relief. At present, TRS has not been served with the complaints in either of these actions. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS’ ever having been served with the complaint in the case. The complaint in the Lepowski action has yet to be served on TRS. Although the Lepowski action remains pending in the U.S. District Court for the Eastern District of New York, both it and the Performance Labs case have been consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with TRS; however, the claims asserted against TRS are limited to those described above.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified: (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express’ fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and intends to seek an appeal of the class certification order.

International Matters

In July 2003, a motion to authorize a class action captioned Option Consommateurs and Normand Painchaud v. Amex Bank of Canada et al. was filed in the Superior Court of Quebec, District of Montreal. The motion, which also names as defendants Citibank Canada, MBNA Canada, Diners Club International, Capital One and Royal Bank of Canada, alleges that the defendants have violated the Quebec Consumer Protection Act (“QCPA”) by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the (“QCPA”) provisions which require a 21-day grace period prior to imposing finance charges applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the Act. The proposed class seeks reimbursement of all finance charges imposed in violation of the Act, CDN$200 in punitive damages per class member, interest and fees and costs.

In November 2004, a motion to authorize a class action captioned Sylvan Adams v. Amex Bank of Canada was filed in the Superior Court of Quebec, District of Montreal. The motion alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The proposed class claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The plaintiff has consented to a stay of this action pending resolution of certain issues in other pending cases.

In May 2005, Amex Bank of Canada was added as a defendant to a motion to authorize a class action captioned Option Consommateurs and Joel-Christian St-Pierre v. Bank of Montreal et al. filed in the Superior Court of Quebec, District of Quebec. The motion, which also names as defendants Royal Bank of Canada, Toronto-Dominion Bank, HSBC Bank of Canada, among others, alleges that the defendants violated the Quebec Consumer Protection Act (“QCPA”) by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions, which require a 21-day grace period prior to imposing finance charges, applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the QCPA. The proposed class seeks reimbursement of all finance charges imposed in violation of the QCPA, CDN$100 in punitive damages per class member, interest and fees and costs.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2005.

PART II

ITEM 5. MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2005, we had 55,409 common shareholders of record. You can find price and dividend information concerning our common stock in Note 21 to the Consolidated Financial Statements, which can be found on page 99 of our 2005 Annual Report to Shareholders, which Note is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation – Share Plans” and “– Equity Compensation Plan Information” to be contained in the Company’s definitive 2006 proxy statement for our Annual Meeting of Shareholders that is scheduled to be held on April 24, 2006. The information to be found under such captions is incorporated herein by reference. Our proxy statement for the Annual Meeting is expected to be filed with the SEC in March 2006 (and, in any event, not later than 120 days of the close of our most recently completed fiscal year).

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2005
Repurchase program (1)	—	—	—	43,798,723
Employee transactions (2)	6,381	47.88	N/A	N/A
November 1-30, 2005
Repurchase program (1)	2,539,100	51.20	2,539,100	41,259,623
Employee transactions (2)	924,352	52.61	N/A	N/A
December 1-31, 2005
Repurchase program (1)	1,356,400	51.59	1,356,400	39,903,223
Employee transactions (2)	162,455	52.50	N/A	N/A

Total
Repurchase program (1)	3,895,500	51.33	3,895,500
Employee transactions (2)	1,093,188	52.57	N/A

(1)	Our Board of Directors authorized the repurchase of 120 million shares of common stock in November 2002. At present, there are approximately 39.9 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, we have acquired 530.1 million shares of our common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.
(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.

ITEM 6. SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 101 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Financial Review” appearing on pages 24-56 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the headings “Risk Management” appearing on pages 42-45 and Note 10 to the Consolidated Financial Statements on pages 83-84 of the Company’s 2005 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Report of Independent Registered Public Accounting Firm” (Ernst & Young LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 58-100 of the Company’s 2005 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Reports of Independent Registered Public Accounting Firms,” appearing on pages 57-60 of the Company’s 2005 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We expect to file with the SEC, in March 2006 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to Regulation 14A of the SEC in connection with our Annual Meeting of Shareholders to be held April 24, 2006, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	paragraph 10, sentence 1 included under the caption “Corporate Governance – Summary of the Corporate Governance Principles;”

•	information under the caption “Corporate Governance – Board Meetings;”

•	information included in the table under the caption “Corporate Governance – Membership on Board Committees;”

•	information under the caption “Corporate Governance – Compensation and Benefits Committee;”

•	information under the caption “Corporate Governance – Nominating and Governance Committee;”

•	information included under the caption “Corporate Governance – Audit Committee;”

•	information included under the caption “Compensation of Directors;”

•	information included under the caption “Ownership of Our Common Shares;”

•	information included under the caption “Items to be Voted on by Shareholders – Item 1 – Election of Directors;”

•	information included under the caption “Executive Compensation” (excluding the Report of the Compensation and Benefits Committee, which precedes the Summary Compensation Table, and excluding the information under the caption “Performance Graph”);

•	information under the caption “Certain Transactions;” and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” (to the extent such disclosure would be required).

In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this report.

We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit; Compensation and Benefits; Executive; Nominating and Governance; and Public Responsibility) and our Code of Conduct (which constitutes the Company’s code of ethics), provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2 – Selection of Independent Registered Public Accountants – Audit Fees;” “ – Audit-Related Fees;” “ – Tax Fees;” “ – All Other Fees;” “ – Services to Associated Organizations;” and “ – Policy on Pre-

Approval of Services Provided by Independent Registered Public Accountants,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 24, 2006, is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The financial statements filed as a part of this report are listed on page F-1 hereof under “Index to Financial Statements Covered by Reports of Independent Registered Public Accounting Firms,” which is incorporated herein by reference.

2. Financial Statement Schedules:

The financial statement schedules required to be filed in this report are listed on page F-1 hereof under “Index to Financial Statements Covered by Reports of Independent Registered Public Accounting Firms,” which is incorporated herein by reference.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-6 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

March 6, 2006	/s/ Gary L. Crittenden
Gary L. Crittenden Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Kenneth I. Chenault	/s/ Peter Chernin
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Peter Chernin Director

/s/ Gary L. Crittenden	/s/ Peter R. Dolan
Gary L. Crittenden Executive Vice President and Chief Financial Officer	Peter R. Dolan Director

/s/ Joan C. Amble	/s/ Vernon E. Jordan, Jr.
Joan C. Amble Executive Vice President and Comptroller	Vernon E. Jordan, Jr. Director

/s/ Daniel F. Akerson	/s/ Jan Leschly
Daniel F. Akerson Director	Jan Leschly Director

/s/ Charlene Barshefsky	/s/ Richard A. McGinn
Charlene Barshefsky Director	Richard A. McGinn Director

/s/ William G. Bowen	/s/ Edward D. Miller
William G. Bowen Director	Edward D. Miller Director

/s/ Ursula M. Burns	/s/ Frank P. Popoff
Ursula M. Burns Director	Frank P. Popoff Director

/s/ Robert D. Walter
Robert D. Walter Director

March 6, 2006

AMERICAN EXPRESS COMPANY

I NDEX TO FINANCIAL STATEMENTS

COVERED BY REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRMS

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2005 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		57
Report of independent registered public accounting firm		58-59
Report of independent registered public accounting firm		60
Consolidated statements of income for the three years ended December 31, 2005		62
Consolidated balance sheets at December 31, 2005 and 2004		63
Consolidated statements of cash flows for the three years ended December 31, 2005		64
Consolidated statements of shareholders’ equity for the three years ended December 31, 2005		65
Notes to consolidated financial statements		66-100
Consent of independent registered public accounting firm	F-3
Consent of independent registered public accounting firm	F-4

Schedules:
Report of independent registered public accounting firm on financial statement schedules	F-5
I – Condensed financial information of the Company	F-6 -F-10
II – Valuation and qualifying accounts for the three years ended December 31, 2005	F-11

All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.

*        *        *

The Consolidated Financial Statements of American Express Company (including the reports of independent registered public accounting firms) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2005, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2005 Annual Report to Shareholders is not to be deemed filed as part of this report.

C ONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, and No. 333-117835) of American Express Company of our report dated February 27, 2006, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 27, 2006, relating to the financial statement schedules, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York

February 27, 2006

C ONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our reports dated February 18, 2005, except for notes 2 and 19, as to which the date is February 27, 2006, with respect to the consolidated financial statements of American Express Company, included in the 2005 Annual Report to Shareholders of American Express Company (the “Company”).

Our audits also included the financial statement schedules of American Express Company listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, and No. 333-117835) and in the related Prospectuses of our report dated February 18, 2005, except for notes 2 and 19, as to which the date is February 27, 2006, with respect to the consolidated financial statements of American Express Company incorporated herein by reference, and our report in the preceding paragraph with respect to the financial statement schedules of American Express Company included in this Annual Report on Form 10-K of American Express Company.

/s/ Ernst & Young LLP

New York, New York

February 27, 2006

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedules

To the Board of Directors

of American Express Company:

Our audit of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 27, 2006 appearing in the 2005 Annual Report to Shareholders of American Express Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules as of and for the year ended December 31, 2005, listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

New York, New York

February 27, 2006

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

(millions)

	Years Ended December 31,
	2005	2004	2003
Revenues	$183	$220	$185

Expenses:
Interest	336	427	383
Human resources	145	105	99
Other	198	186	121

Total	679	718	603

Pretax loss	(496)	(498)	(418)
Income tax benefit	(195)	(205)	(159)

Net loss before equity in net income of subsidiaries and affiliates	(301)	(293)	(259)
Equity in net income of subsidiaries and affiliates	3,522	2,979	2,594

Income from continuing operations	3,221	2,686	2,335
Income from discontinued operations, net of tax	513	830	665
Cumulative effect of accounting change related to discontinued operations, net of tax	—	(71)	(13)

Net income	$3,734	$3,445	$2,987

See Notes to Condensed Financial Information of the Parent Company on page F-9.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED BALANCE SHEETS

(Parent Company Only)

(millions, except share amounts)

	December 31,
	2005	2004
ASSETS

Cash and cash equivalents	$3	$3
Investment	30	—
Equity in net assets of subsidiaries and affiliates of continuing operations	10,955	9,765
Accounts receivable and accrued interest, less reserves	45	6
Land, buildings and equipment - at cost, less accumulated depreciation: 2005, $32; 2004, $82	29	47
Due from subsidiaries	4,853	6,033
Other assets	204	261
Equity in net assets of subsidiaries and affiliates of discontinued operations	—	6,466

Total assets	$16,119	$22,581

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and other liabilities	$309	$424
Long-term debt	5,242	5,740
Due to subsidiaries	19	397

Total liabilities	5,570	6,561

Shareholders’ equity:
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,241 million shares in 2005 and 1,249 million shares in 2004	248	250
Additional paid-in capital	8,652	7,316
Retained earnings	1,788	8,196
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains	137	760
Net unrealized derivatives gains (losses)	143	(142)
Foreign currency translation adjustments	(400)	(344)
Minimum pension liability	(19)	(16)

Total accumulated other comprehensive (loss) income	(139)	258

Total shareholders’ equity	10,549	16,020

Total liabilities and shareholders’ equity	$16,119	$22,581

See Notes to Condensed Financial Information of the Parent Company on page F-9.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

(millions)

	Years Ended December 31,
	2005	2004	2003
Cash Flows from Operating Activities:
Net income	$3,734	$3,445	$2,987

Adjustments to reconcile net income to cash provided by (used in) operating activities:
Equity in net income of subsidiaries and affiliates – continuing operations	(3,522)	(2,979)	(2,594)
– discontinued operations	(513)	(830)	(665)
Cumulative effect of accounting change related to discontinued operations, net of tax	—	71	13
Dividends received from subsidiaries and affiliates	3,224	2,110	1,354
Dividends received from discontinued operations	—	1,325	334
Other operating activities, primarily with subsidiaries	(1,066)	(76)	(2,380)

Net cash provided by (used in) operating activities	1,857	3,066	(951)

Cash Flows from Investing Activities:
Purchase of investments	(30)	—	—
Purchase of land, buildings and equipment	(8)	(10)	(19)

Net cash used in investing activities	(38)	(10)	(19)

Cash Flows from Financing Activities:
Issuance of American Express common shares	1,129	1,055	348
Repurchase of American Express common shares	(1,853)	(3,578)	(1,391)
Dividends paid	(597)	(535)	(471)
Net (decrease) increase in debt	(498)	1	2,994
Redemption of intercompany debentures	—	—	(515)

Net cash (used in) provided by financing activities	(1,819)	(3,057)	965

Net decrease in cash and cash equivalents	—	(1)	(5)

Cash and cash equivalents at beginning of year	3	4	9

Cash and cash equivalents at end of year	$3	$3	$4

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2005, 2004 and 2003 was $246 million, $174 million and $182 million, respectively. Net cash received for income taxes in 2005, 2004 and 2003 was $160 million, $384 million and $152 million, respectively.

See Notes to Condensed Financial Information of the Parent Company on page F-9.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

NOTES TO CONDENSED FINANCIAL INFORMATION OF THE COMPANY

(Parent Company Only)

1.	Principles of Consolidation

The accompanying condensed financial statements include the accounts of American Express Company (the “Parent Company”) and, on an equity basis, its subsidiaries and affiliates. Parent Company revenues and expenses, other than human resources expenses and interest expense on long-term debt, are primarily related to intercompany transactions with subsidiaries and affiliates. These financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto of American Express Company and its subsidiaries (the “Company”).

On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company’s financial planning and financial services business, with the distribution of Ameriprise common stock to the Company’s shareholders in a tax-free transaction for U.S. federal income tax purposes. The net assets distributed to shareholders have been treated as a dividend and charged to retained earnings. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of American Express Tax and Business Services, Inc. (TBS), its tax, accounting and consulting business. The operating results and assets and liabilities related to Ameriprise and certain dispositions (including TBS) prior to disposal have been reflected as discontinued operations in the condensed financial information.

Effective January 1, 2004, the Company adopted the American Institute of Certified Public Accountants Statement of Position 03-1, “Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Contracts and for Separate Accounts” (SOP 03-1). The adoption of SOP 03-1 as of January 1, 2004 resulted in a cumulative effect of accounting change which related to discontinued operations, and reduced first quarter 2004 results by $71 million ($109 million pretax).

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” as revised (“FIN 46”) which addresses consolidation by business enterprises of variable interest entities. The consolidation of FIN 46-related entities resulted in a cumulative effect of accounting change, related to discontinued operations, that reduced 2003 net income through a non-cash charge of $13 million ($20 million pretax).

2.	Long-term debt consists of (millions):

	December 31,
	2005	2004
1.85% Convertible Debentures due December 1, 2033	$2,000	$2,000
3 3/4% Notes due November 20, 2007	748	747
4 3/4% Notes due June 17, 2009	499	499
4 7/8% Notes due July 15, 2013	995	994
5 1/2% Notes due September 12, 2006	1,000	1,001
6 7/8% Notes due November 1, 2005	—	499

	$5,242	$5,740

Aggregate annual maturities of long-term debt for the five years ending December 31, 2010 are as follows (millions): 2006, $1,000; 2007,$748; 2008, $0; 2009, $499; 2010, $0; and thereafter, $2,995.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

THREE YEARS ENDED DECEMBER 31, 2005

(millions)

	Reserve for credit losses, loans and discounts			Reserve for doubtful accounts receivable
	2005	2004	2003	2005		2004		2003
Balance at beginning of period	$1,084	$1,121	$1,226	$863		$918		$923
Additions:
Charges to income	1,381	1,188	1,336	1,563	(a)	1,213	(a)	1,307	(a)
Recoveries of amounts previously written-off	148	94	61	—		—		—
Deductions:
Charges for which reserves were provided	(1,516)	(1,319)	(1,502)	(1,418)		(1,268)		(1,312)

Balance at end of period	$1,097	$1,084	$1,121	$1,008		$863		$918

(a)	Before recoveries on accounts previously written-off, which are credited to income (millions): 2005 - $202, 2004 - $196 and 2003 - $223.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.24, 10.27 through 10.34 and 10.38 through 10.42 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s By-Laws, as amended through January 24, 2005 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated November 22, 2004 (filed January 28, 2005)).

4.	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2	American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.3	Amendment dated February 28, 2000 of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4*	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005.

10.5	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.6	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Award) under the American Express Company 1998 Incentive Compensation Plan, as amended.

*10.8	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended.

10.9	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

10.10	American Express Company Deferred Compensation Plan for Directors, as amended through July 28, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.11	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.12	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.13	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 2004).

10.14	American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.20	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.21	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.22	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.23	Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.24	Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.25	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.27	American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.28	Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

10.29	Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.30	Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.31	American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.32	Amendment to American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.33	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.34	American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.35	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.36	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.37	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.38	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.39	American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2003).

10.40	Description of 2005 Base Salaries of Named Executive Officers (incorporated by referenced to Exhibit 10.37 of the Company’s Annual Report for Form 10-K (Commission File No. 1-7656) for the fiscal year ended December 31, 2004).

*10.41	Description of 2006 Base Salary of Louise M. Parent, Executive Vice President and General Counsel of the Company.

10.42	Letter sent by American Express Company to James Cracchiolo, Chairman and Chief Executive Officer of Ameriprise Financial, Inc. (formerly, American Express Financial Corporation) (incorporated by reference to Exhibit 10.2 of Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.43	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.44	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.45	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7656), dated October 6, 2005).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2005 Annual Report to Shareholders that are incorporated herein by reference.

16	Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (as amended by the Company’s Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed December 9, 2004 and the Company’s Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed March 10, 2005)).

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-3 of this Annual Report on Form 10-K).

*23.2	Consent of Ernst & Young LLP (contained on page F-4 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Gary L. Crittenden, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Gary L. Crittenden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.24, 10.27 through 10.34 and 10.38 through 10.42 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s By-Laws, as amended through January 24, 2005 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated November 22, 2004 (filed January 28, 2005)).

4.	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2	American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.3	Amendment dated February 28, 2000 of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4*	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005.

10.5	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.6	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.7	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Award) under the American Express Company 1998 Incentive Compensation Plan, as amended.

*10.8	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended.

10.9	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

10.10	American Express Company Deferred Compensation Plan for Directors, as amended through July 28, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.11	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.12	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.13	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 2004).

10.14	American Express Company 1983 Stock Purchase Assistance Plan, as amended (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.15	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.16	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.17	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.18	Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.19	Amendment of American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.20	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.21	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.22	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.23	Amendment of American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.24	Amendment of American Express Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.25	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.26	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.27	American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.28	Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

10.29	Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.30	Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.31	American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.32	Amendment to American Express Company Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.33	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.34	American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.35	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.36	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.37	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.38	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.39	American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2003).

10.40	Description of 2005 Base Salaries of Named Executive Officers (incorporated by referenced to Exhibit 10.37 of the Company’s Annual Report for Form 10-K (Commission File No. 1-7656) for the fiscal year ended December 31, 2004).

*10.41	Description of 2006 Base Salary of Louise M. Parent, Executive Vice President and General Counsel of the Company.

10.42	Letter sent by American Express Company to James Cracchiolo, Chairman and Chief Executive Officer of Ameriprise Financial, Inc. (formerly, American Express Financial Corporation) (incorporated by reference to Exhibit 10.2 of Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.43	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.44	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.45	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7656), dated October 6, 2005).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2005 Annual Report to Shareholders that are incorporated herein by reference.

16	Letter from Ernst & Young LLP regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (as amended by the Company’s Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed December 9, 2004 and the Company’s Current Report on Form 8-K/A (Commission File No. 1-7657), dated November 22, 2004 (filed March 10, 2005)).

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-3 of this Annual Report on Form 10-K).

*23.2	Consent of Ernst & Young LLP (contained on page F-4 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Gary L. Crittenden, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Gary L. Crittenden, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

