Form 10-Q
period 2006-03-31
AMERICAN EXPRESS CO
filed 2006-05-08
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2006

                                      or

         / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
            (Exact name of registrant as specified in its charter)

                          New York                                                    13-4922250
-----------------------------------------------------------         ----------------------------------------------
               (State or other jurisdiction of                           (I.R.S. Employer Identification No.)
               incorporation or organization)

   World Financial Center, 200 Vesey Street, New York, NY                                10285
-----------------------------------------------------------         -------------------------------------------------
          (Address of principal executive offices)                                       (Zip Code)

Registrant's telephone number, including area code       (212) 640-2000
                                                  -------------------------------

                                                        None
---------------------------------------------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.               Yes /X/    No / /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer /X/   Accelerated filer / /  Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                          Yes / /    No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                       Class                                Outstanding at April 24, 2006
----------------------------------------------------        -----------------------------
     Common Shares (par value $.20 per share)                   1,233,834,977 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                         Page No.
                                                                                                         --------
Part I.          Financial Information:

                 Item 1.  Financial Statements

                          Consolidated Statements of Income - Three months ended March
                          31, 2006 and 2005                                                          1

                          Consolidated Balance Sheets - March 31, 2006 and December
                          31, 2005                                                                   2

                          Consolidated Statements of Cash Flows - Three months ended
                          March 31, 2006 and 2005                                                    3

                          Notes to Consolidated Financial Statements                             4 - 9

                 Item 2.  Management's Discussion and Analysis of Financial
                          Condition and Results of Operations                                  10 - 24

                 Item 3.  Quantitative and Qualitative Disclosures about Market Risk                25

                 Item 4.  Controls and Procedures                                              25 - 26

Part II.         Other Information:

                 Item 1.  Legal Proceedings                                                    26 - 28

                 Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds               29

                 Item 4.  Submission of Matters to a Vote of Security  Holders                      30

                 Item 6.  Exhibits                                                                  30

                 Signatures                                                                         31

                 Exhibit Index                                                                     E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                           -----------------------
                                                              2006         2005
                                                           ----------   ----------
Revenues:
  Discount revenue                                         $    2,969   $    2,639
  Cardmember lending net finance charge revenue                   729          592
  Net card fees                                                   520          498
  Travel commissions and fees                                     418          422
  Other commissions and fees                                      639          558
  Securitization income, net                                      386          316
  Other investment and interest income, net                       275          261
  Other                                                           396          354
                                                           ----------   ----------
    Total                                                       6,332        5,640
                                                           ----------   ----------

Expenses:
  Marketing, promotion, rewards and cardmember services         1,522        1,323
  Human resources                                               1,240        1,187
  Provisions for losses and benefits:
    Charge card                                                   209          215
    Cardmember lending                                            321          295
    Investment certificates and other                             138           79
                                                           ----------   ----------
      Total                                                       668          589
  Professional services                                           561          487
  Occupancy and equipment                                         346          336
  Interest                                                        279          201
  Communications                                                  113          117
  Other                                                           278          312
                                                           ----------   ----------
    Total                                                       5,007        4,552
                                                           ----------   ----------
Pretax income from continuing operations                        1,325        1,088
Income tax provision                                              449          343
                                                           ----------   ----------

Income from continuing operations                                 876          745
(Loss) Income from discontinued operations, net of tax             (3)         201
                                                           ----------   ----------
Net income                                                 $      873   $      946
                                                           ==========   ==========

Earnings per Common Share -- Basic:
  Income from continuing operations                        $     0.71   $     0.60
  (Loss) Income from discontinued operations                        -         0.16
                                                           ----------   ----------
  Net income                                               $     0.71   $     0.76
                                                           ==========   ==========

Earnings per Common Share -- Diluted:
  Income from continuing operations                        $     0.70   $     0.59
  (Loss) Income from discontinued operations                    (0.01)        0.16
                                                           ----------   ----------
  Net income                                               $     0.69   $     0.75
                                                           ==========   ==========

Average common shares outstanding for
  earnings per common share:
  Basic                                                         1,232        1,239
                                                           ==========   ==========
  Diluted                                                       1,258        1,264
                                                           ==========   ==========
Cash dividends declared per common share                   $     0.12   $     0.12
                                                           ==========   ==========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)
                                  (Unaudited)

                                                                       March 31,       December 31,
                                                                         2006              2005
                                                                    --------------    --------------
Assets
Cash and cash equivalents                                           $        5,393    $        7,126
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves: 2006, $978; 2005, $942             32,204            33,216
  Other receivables, less reserves: 2006, $56; 2005, $66                     1,971             2,281
Investments                                                                 21,267            21,334
Loans:
  Cardmember lending, less reserves: 2006, $1,053; 2005, $996               31,620            32,108
  International banking, less reserves: 2006, $79; 2005, $64                 7,083             7,049
  Other, less reserves: 2006, $30; 2005, $37                                 1,642             1,644
Land, buildings and equipment - at cost, less accumulated
  depreciation: 2006, $2,979; 2005, $2,868                                   2,220             2,230
Other assets                                                                 6,665             6,972
                                                                    --------------    --------------
  Total assets                                                      $      110,065    $      113,960
                                                                    ==============    ==============

Liabilities and Shareholders' Equity
Customers' deposits                                                 $       20,068    $       24,579
Travelers Cheques outstanding                                                6,787             7,175
Accounts payable                                                             8,724             7,824
Investment certificate reserves                                              7,072             6,872
Short-term debt                                                             15,177            15,633
Long-term debt                                                              30,932            30,781
Other liabilities                                                           10,700            10,547
                                                                    --------------    --------------
  Total liabilities                                                         99,460           103,411
                                                                    --------------    --------------

Shareholders' equity:
  Common shares, $.20 par value, authorized 3.6 billion shares;
    issued and outstanding 1,233 million shares in 2006 and
    1,241 million shares in 2005                                               247               248
  Additional paid-in capital                                                 8,899             8,652
  Retained earnings                                                          1,629             1,788
  Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities gains                                             59               137
    Net unrealized derivatives gains                                           153               143
    Foreign currency translation adjustments                                  (363)             (400)
    Minimum pension liability                                                  (19)              (19)
                                                                    --------------    --------------
  Total accumulated other comprehensive loss                                  (170)             (139)
                                                                    --------------    --------------
    Total shareholders' equity                                              10,605            10,549
                                                                    --------------    --------------
  Total liabilities and shareholders' equity                        $      110,065    $      113,960
                                                                    ==============    ==============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)
                                  (Unaudited)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                  ------------------------
Cash Flows from Operating Activities                                                 2006          2005
                                                                                  ----------    ----------
Net income                                                                        $      873    $      946
Loss (Income) from discontinued operations, net of tax                                     3          (201)
                                                                                  ----------    ----------
Income from continuing operations                                                        876           745
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Provisions for losses and benefits                                                   656           566
    Depreciation and amortization                                                        161           201
    Deferred taxes, acquisition costs and other                                          272           299
    Stock-based compensation                                                              80            77
    Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
      Accounts receivable and accrued interest                                           149           159
      Other operating assets                                                            (172)           73
      Accounts payable and other liabilities                                             390          (195)
      Decrease in Travelers Cheques outstanding                                         (407)         (255)
    Net cash provided by operating activities attributable to
      discontinued operations                                                              -           172
                                                                                  ----------    ----------
Net cash provided by operating activities                                              2,005         1,842
                                                                                  ----------    ----------
Cash Flows from Investing Activities
Sale of investments                                                                    1,622           267
Maturity and redemption of investments                                                 2,906         1,432
Purchase of investments                                                               (4,251)       (1,436)
Net decrease in cardmember loans/receivables                                           1,484         1,721
Maturities of cardmember receivable securitizations                                        -          (750)
Proceeds from cardmember loan securitizations                                          1,397         1,196
Maturities of cardmember loan securitizations                                         (1,731)       (1,000)
Loan operations and principal collections, net                                          (154)         (138)
Purchase of land, buildings and equipment                                               (138)         (119)
Sale of land, buildings and equipment                                                     15           123
Dispositions (acquisitions), net of cash sold/acquired                                   182           (14)
Net cash used in investing activities attributable to discontinued operations              -          (467)
                                                                                  ----------    ----------
Net cash provided by investing activities                                              1,332           815
                                                                                  ----------    ----------
Cash Flows from Financing Activities
Net decrease in customers' deposits                                                   (4,613)         (713)
Sale of investment certificates                                                        1,533         1,299
Redemption of investment certificates                                                 (1,350)       (1,040)
Net decrease in debt with maturities of three months or less                          (2,251)       (1,222)
Issuance of debt                                                                       5,348         1,554
Principal payments on debt                                                            (3,058)       (2,937)
Issuance of American Express common shares and other                                     338           284
Repurchase of American Express common shares                                            (962)         (662)
Dividends paid                                                                          (149)         (150)
Net cash provided by financing activities attributable to discontinued
  operations                                                                               -           305
                                                                                  ----------    ----------
Net cash used in financing activities                                                 (5,164)       (3,282)
Effect of exchange rate changes on cash                                                   94            (3)
                                                                                  ----------    ----------
Net decrease in cash and cash equivalents                                             (1,733)         (628)
Cash and cash equivalents at beginning of period includes cash of
  discontinued operations of $2,099 in 2005                                            7,126         9,907
                                                                                  ----------    ----------
Cash and cash equivalents at end of period includes cash of discontinued
  operations of $2,109 in 2005                                                    $    5,393    $    9,279
                                                                                  ==========    ==========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2005. Certain reclassifications of prior period amounts have been made to conform to the current presentation, including reclassifications contained in the current report on Form 8-K dated April 5, 2006.

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

     On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company's financial planning and financial services business. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of its tax, accounting and consulting business, American Express Tax and Business Services, Inc. (TBS). The operating results and cash flows related to Ameriprise and certain dispositions (including TBS) have been reflected as discontinued operations in the Consolidated Financial Statements.

     Cardmember lending net finance charge revenue is presented net of interest expense of $239 million and $178 million for the three months ended March 31, 2006 and 2005, respectively. Other investment and interest income is presented net of interest expense of $90 million and $70 million for the three months ended March 31, 2006 and 2005, respectively.

     The Company had securitized cardmember receivables outstanding totaling $1.2 billion at March 31, 2006 and December 31, 2005, which were included in cardmember receivables on the Consolidated Balance Sheets as they did not qualify for off-balance sheet treatment under Statement of Financial Accounting Standards (SFAS) No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities"; likewise, an equal amount of debt was included in short-term or long-term debt, as appropriate.

     The Company establishes reserves related to its Membership Rewards program to cover the cost of future reward redemptions for points earned to date. The Company continually evaluates its reserve methodology based on developments in redemption patterns, cost per point redeemed and other factors, in the U.S. and internationally. Rewards costs for the three months ended March 31, 2006, reflected a $112 million charge ($73 million after-tax) related to a higher ultimate redemption rate (URR) assumption within the U.S. Membership Rewards reserve model to reflect program redemption trends over the past five years. Prior URR calculations utilized redemptions since the program inception in 1991.

     Recently Issued Accounting Standards

     In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140" (SFAS No. 155). This Statement addresses the application of beneficial interests in securitized financial assets and is effective January 1, 2007. The Company is currently evaluating the impact of SFAS No. 155 on the Company's Consolidated Financial Statements.

     In March 2006, the FASB issued SFAS No. 156, "Accounting for
     Servicing of Financial Assets-an amendment of FASB Statement No. 140" (SFAS No. 156). This Statement simplifies the accounting for servicing assets and liabilities and is effective January 1, 2007. The Company is currently evaluating the impact of SFAS
     No. 156 on the Company's Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

2.   Discontinued Operations

     On September 30, 2005, the Company completed the distribution of Ameriprise common stock to the Company's shareholders in a tax free transaction for U.S. federal income tax purposes. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of TBS.

     The operating results and cash flows of discontinued operations are presented separately in the Company's Consolidated Financial Statements and the notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted. Summary operating results of the discontinued operations for the three months ended March 31, 2006 and 2005 were:

                                                                 Three Months Ended March 31,
                                                              ----------------------------------
     (Millions)                                                     2006               2005
                                                              ---------------    ---------------
     Revenues(a)                                              $             -    $         1,902
                                                              ===============    ===============

     Pretax (loss) income from discontinued operations        $            (5)   $           287
     Income tax (benefit) provision                                        (2)                86
                                                              ---------------    ---------------
     (Loss) Income from discontinued operations, net of tax   $            (3)   $           201
                                                              ===============    ===============

     (a) Includes revenues from certain dispositions other than Ameriprise (principally TBS) of approximately $130 million for three months ended March 31, 2005.

3.   Guarantees

     The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within the next 12 months, the aggregate maximum amount of undiscounted future payments associated with such guarantees would not exceed $105 billion at March 31, 2006 and $96 billion at December 31, 2005. The total amount of related liability accrued at March 31, 2006 and December 31, 2005 for such programs was $200 million and $203 million, respectively, which management believes to be adequate based on actual experience. The Company generally has no collateral or other recourse provisions related to these guarantees. Expenses relating to actual claims under these guarantees were not material for the three months ended March 31, 2006 and 2005.

     The Company also provides various guarantees to its international banking customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees. Generally, these guarantees range in term from three months to one year. The Company receives a fee related to these guarantees, many of which help to facilitate customer cross-border transactions. At March 31, 2006, the Company held approximately $932 million of collateral supporting these guarantees. The maximum amount of undiscounted future payments for these guarantees is approximately $1 billion at March 31, 2006 and December 31, 2005. The total amount of related liability accrued at March 31, 2006 and December 31, 2005 for such programs was $3 million.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   Comprehensive Income

     The components of comprehensive income, net of related tax, for the three months ended March 31, 2006 and 2005 were as follows:

                                                                  Three Months Ended March 31,
                                                              ----------------------------------
     (Millions)                                                     2006              2005
                                                              ---------------    ---------------
     Net income                                               $           873    $           946
     Change in:
       Net unrealized securities gains                                    (78)              (511)
       Net unrealized derivative gains                                     10                155
       Foreign currency translation adjustments                            37                (17)
                                                              ---------------    ---------------
     Total                                                    $           842    $           573
                                                              ===============    ===============

5.   Retirement Plans

     The components of the net pension cost included in continuing operations for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," are as follows:

                                                                      Three Months Ended
                                                                          March 31,
                                                              ----------------------------------

     (Millions)                                                     2006              2005
                                                              ---------------    ---------------
     Service cost                                             $            29    $            26
     Interest cost                                                         31                 29
     Expected return on plan assets                                       (37)               (35)
     Recognized net actuarial loss                                         10                  7
     Settlement/curtailment loss                                            1                  2
                                                              ---------------    ---------------
     Net periodic pension benefit cost                        $            34    $            29
                                                              ===============    ===============

     In addition, the net periodic postretirement benefit expense recognized was $10 million and $9 million for the three months ended March 31, 2006 and 2005, respectively.

6.   Stock-Based Compensation

     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123(R))," using the modified prospective application. The adoption did not have a material impact on the Company's financial statements since the Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No.
     123, "Accounting for Stock-Based Compensation." For the three months ended March 31, 2006 and 2005, included in net income (including discontinued operations) is expense of $52 million and $58 million after-tax, respectively, of stock-based compensation, of which $13 million and $23 million after-tax, respectively, related to stock options. If the Company had followed the fair value recognition provisions of SFAS No. 123(R) for all outstanding and unvested stock options and other stock-based compensation for the three months ended March 31, 2005, stock-based compensation (including discontinued operations) would have been $75 million (including $9 million in expense for Portfolio Grants) after-tax and would have decreased net income by $8 million and decreased diluted earnings per common share (EPS) by $0.01. While the Company recognized expense associated with Portfolio Grants prior to the adoption of SFAS No. 123(R), it did not include such expense in stock-based compensation prior to adoption.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   Earnings per Common Share

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS from continuing and discontinued operations for the three months ended March 31, 2006 and 2005 are as follows:

                                                                               Three Months Ended
                                                                                    March 31,
                                                                        ---------------------------------
     (Millions, except per share amounts)                                     2006              2005
                                                                        ---------------   ---------------
     Numerator:
       Income from continuing operations                                $           876   $           745
       (Loss) Income from discontinued operations, net of tax                        (3)              201
                                                                        ---------------   ---------------
       Net income                                                       $           873   $           946
                                                                        ===============   ===============

     Denominator:
       Basic: Weighted-average shares outstanding during the period               1,232             1,239
       Add: Dilutive effect of stock options, restricted
            stock awards and other dilutive securities                               26                25
                                                                        ---------------   ---------------
       Diluted                                                                    1,258             1,264
                                                                        ===============   ===============

     Basic EPS:
       Income from continuing operations                                $          0.71   $          0.60
       (Loss) Income from discontinued operations                                     -              0.16
                                                                        ---------------   ---------------
       Net income                                                       $          0.71   $          0.76
                                                                        ===============   ===============

     Diluted EPS:
       Income from continuing operations                                $          0.70   $          0.59
       (Loss) Income from discontinued operations                                 (0.01)             0.16
                                                                        ---------------   ---------------
       Net income                                                       $          0.69   $          0.75
                                                                        ===============   ===============

     For the three months ended March 31, 2006 and 2005, the dilutive effect of stock options excludes 6 million and 18 million options, respectively, from the computation of diluted EPS because inclusion of the options would have been anti-dilutive. See Notes 8 and 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for discussion of the Company's convertible debentures, including the circumstances under which they would affect the computation of EPS and when they would be convertible into the Company's common shares.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.   Segment Information

     The following table presents certain operating segment information for the three months ended March 31, 2006 and 2005:

                                                                                Three Months Ended
                                                                                    March 31,
                                                                        ---------------------------------
     (Millions)                                                              2006              2005
                                                                        ---------------   ---------------
     Revenues:
     U.S. Card Services                                                 $         3,180   $         2,777
     International Card & Global Commercial Services                              2,303             2,146
     Global Network & Merchant Services                                             705               638
     Corporate & Other                                                              144                79
                                                                        ---------------   ---------------
        Total                                                           $         6,332   $         5,640
                                                                        ===============   ===============

     Income (loss) from continuing operations:
     U.S. Card Services                                                 $           546   $           482
     International Card & Global Commercial Services                                213               192
     Global Network & Merchant Services                                             166               111
     Corporate & Other                                                              (49)              (40)
                                                                        ---------------   ---------------
        Total                                                           $           876   $           745
                                                                        ===============   ===============

     For certain income statement items that are affected by asset securitizations and to reflect certain tax-exempt investment income as if it had been earned on a taxable basis at U.S. Card Services, data are provided on both a basis consistent with U.S. generally accepted accounting principles (GAAP) as presented above, as well as on a managed basis. U.S. Card Services revenues on a managed basis were $3.4 billion and $3.0 billion for the three months ended March 31, 2006 and 2005, respectively. Income from continuing operations is the same under both a GAAP and managed basis. For a further discussion of managed basis information, see the U.S. Card Services Results of Operations section of Management's Discussion and Analysis of Financial Condition and Results of Operations.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9.   Restructuring Charges

     In the first quarter of 2006, the Company recorded restructuring charges related to the Company's business travel, Travelers Cheque and international card businesses. The charges related to severance obligations are included in human resources and the other exit costs are included in other expenses in the Company's Consolidated Statements of Income.

     The following table summarizes by category the Company's restructuring charge activity for each of the Company's operating segments.

                                                          International
                                                             Card &           Global
                                                             Global          Network &
                                          U.S. Card        Commercial         Merchant       Corporate
     (Millions)                            Services         Services          Services        & Other         Total
                                         --------------------------------------------------------------------------------
     Severance
     Liability at December 31, 2005      $           4    $          48    $           2   $          44    $          98
       Cash paid                                    (1)             (12)               -              (6)             (19)
       Charges                                       2               11                1              (3)              11
                                         --------------------------------------------------------------------------------
     Liability at March 31, 2006                     5               47                3              35               90
                                         --------------------------------------------------------------------------------
     Other
     Liability at December 31, 2005                  -                4                -               5                9
       Cash paid                                    (2)              (1)               -              (5)              (8)
       Charges                                       6                1                -               -                7
                                         --------------------------------------------------------------------------------
     Liability at March 31, 2006                     4                4                -               -                8
                                         --------------------------------------------------------------------------------
     Total liability at March 31, 2006   $           9    $          51    $           3   $          35    $          98
                                         ================================================================================

10.  Income Taxes

     The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established that the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when there is more information available, a change in circumstance or when an event occurs necessitating a change to the reserves.

     The effective tax rate for first quarter of 2006 was 34 percent, up from 24 percent for the full year 2005. The 2005 effective tax rate reflected the impact of tax benefits related to the finalization of state tax returns and resolution of IRS audits of previous years' tax returns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company) is a leading global payments, network and travel company. The Company offers a broad range of products including charge and credit cards; stored value products such as Travelers Cheques and gift cards; travel agency services and travel, entertainment and purchasing expense management services; network services and merchant acquisition and merchant processing for our network partners and proprietary payments businesses; and international banking products. The Company's various products are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations and banking institutions. These products are sold through various channels including direct mail, on-line applications, targeted sales forces and direct response advertising.

The Company generates revenue from a variety of sources including global payments, such as charge and credit cards, travel services and stored value products, including Travelers Cheques. Charge and credit cards generate revenue for the Company primarily in four different ways:

     - Discount revenue, the Company's largest single revenue source, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services on our network,
     - Finance charge revenue, which is earned on outstanding balances related to the cardmember lending portfolio,
     - Card fees, which are earned for annual membership, and other commissions and fees such as foreign exchange conversion fees and card-related fees and assessments, and
     - Securitization income, net which reflects the earnings related to cardmember loans financed through securitization activities.

In addition to funding and operating costs associated with these activities, other major expense categories are expenses related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

The Company believes that its "spend-centric" business model (in which it focuses primarily on generating revenues by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. For merchants, the higher spending represents greater value to them in the form of loyal customers and higher sales, which gives the Company the ability to earn a premium discount rate and invest in greater value-added services for merchants. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company's financial planning and financial services business. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of American Express Tax and Business Services, Inc. (TBS), its tax, accounting and consulting business. The operating results and cash flows related to Ameriprise and certain dispositions (including TBS) have been reflected as discontinued operations in the Consolidated Financial Statements.

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

                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                               Three Months Ended
                                                                   March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Card billed business(a):
  United States                                           $       92.9    $       79.6
  Outside the United States                                       34.3            29.7
                                                          ------------    ------------
    Total                                                 $      127.2    $      109.3
                                                          ============    ============
Total cards-in-force (millions)(a):
  United States                                                   44.0            40.3
  Outside the United States                                       28.5            25.8
                                                          ------------    ------------
    Total                                                         72.5            66.1
                                                          ============    ============
Basic cards-in-force (millions)(a):
  United States                                                   33.7            30.6
  Outside the United States                                       23.6            21.3
                                                          ------------    ------------
    Total                                                         57.3            51.9
                                                          ============    ============

Average discount rate(b)                                          2.58%           2.61%
Average basic cardmember spending (dollars)(a)            $      2,612    $      2,412
Average fee per card (dollars)(a)                         $         34    $         35
Travel sales                                              $        5.3    $        5.0
Travel commissions and fees/sales                                  7.9%            8.4%
Worldwide Travelers Cheque and prepaid products:
     Sales                                                $        4.2    $        4.2
     Average outstanding                                  $        6.9    $        7.1
     Average investments                                  $        7.7    $        7.8
     Investment yield(c)                                           5.0%            5.2%
     Tax equivalent yield - managed(c)                             7.7%            8.0%
International banking:
     Total loans                                          $        7.2    $        7.0
     Private banking holdings                             $       20.8    $       18.9

(a) Card billed business includes activities related to proprietary cards, cards issued under network partnership agreements, cash advances on proprietary cards and certain insurance fees charged on proprietary cards. Cards-in-force include proprietary cards and cards issued under network partnership agreements. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.
(b) Computed as follows: Discount Revenue from all card spending (proprietary and Global Network Services) at merchants divided by all billed business (proprietary and Global Network Services) generating discount revenue at such merchants. Only merchants acquired by the Company are included in the computation.
(c) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield - managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent. See the U.S. Card Services segment for additional information on managed basis presentation.

(Billions, except percentages and where indicated)

                                                               Three Months Ended
                                                                     March 31,
                                                          ----------------------------
                                                              2006           2005
                                                          ------------    ------------
Worldwide cardmember receivables:
  Total receivables                                       $       33.2    $       30.0
  90 days past due as a % of total                                 1.8%            1.9%
  Loss reserves (millions):                               $        978    $        831
     % of receivables                                              2.9%            2.8%
     % of 90 days past due                                         163%            147%
  Net loss ratio as a % of charge volume                          0.19%           0.23%
Worldwide cardmember lending - owned basis(a):
  Total loans                                             $       32.7    $       25.9
  30 days past due loans as a % of total                           2.6%            2.7%
  Loss reserves (millions):
     Beginning balance                                    $        996    $        972
      Provision                                                    299             266
      Net write-offs                                              (270)           (267)
      Other                                                         28             (53)
                                                          ------------    ------------
     Ending balance                                       $      1,053    $        918
                                                          ============    ============
     % of loans                                                    3.2%            3.6%
     % of past due                                                 123%            134%
  Average loans                                           $       32.4    $       26.3
  Net write-off rate                                               3.3%            4.1%
  Net finance charge revenue(b)/average loans                      9.1%            9.0%
Worldwide cardmember lending - managed basis(c):
   Total loans                                            $       53.5    $       46.3
   30 days past due loans as a % of total                          2.5%            2.6%
  Loss reserves (millions):
     Beginning balance                                    $      1,469    $      1,475
      Provision                                                    393             471
      Net write-offs                                              (404)           (474)
      Other                                                         96             (53)
                                                          ------------    ------------
     Ending balance                                       $      1,554    $      1,419
                                                          ============    ============
     % of loans                                                    2.9%            3.1%
     % of past due                                                 116%            120%
  Average loans                                           $       53.7    $       46.4
  Net write-off rate                                               3.0%            4.1%
  Net finance charge revenue(b)/average loans                      9.2%            9.1%

(a) "Owned" or GAAP basis measurement reflects only cardmember loans included in the Company's Consolidated Balance Sheets.
(b)  Computed on an annualized basis.
(c) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the "owned basis"
     (GAAP) information and "managed basis" information is attributable to the effects of securitization activities. See the U.S. Card Services segment for additional information on managed basis presentation.

                                      ***

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP.

Consolidated Results of Operations for the Three Months Ended March 31, 2006 and 2005

The Company's 2006 consolidated income from continuing operations rose 18 percent to $876 million and diluted earnings per share (EPS) from continuing operations rose 19 percent to $0.70.

The Company's consolidated net income decreased 8 percent to $873 million and diluted EPS decreased 8 percent to $0.69 in the three-month period ended March 31, 2006 as compared to a year ago. Net income includes a loss of $3 million from discontinued operations compared to $201 million of income from discontinued operations a year ago. On a trailing 12-month basis, return on average shareholders' equity (ROE) was 27 percent, up from 23 percent a year ago.

Both the Company's revenues and expenses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes reduced both revenue and expense growth by approximately one percentage point for the three months ended March 31, 2006 and 2005.

Results from continuing operations for the three months ended March 31, 2006 included:

     - A $112 million ($73 million after-tax) charge related to a higher ultimate redemption rate (URR) assumption within the U.S. Membership Rewards reserve model,
     - A $72 million ($47 million after-tax) net reduction in finance charge revenues and securitization income related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers,
     - A $63 million ($53 million after-tax) higher provision for losses in Taiwan due primarily to the impact of industry-wide credit issues,
     - An estimated favorable impact of $150 million ($98 million after-tax) from lower early credit write-offs, primarily related to bankruptcy legislation enacted in 2005 and lower than expected costs associated with Hurricane Katrina, and
     - An $88 million ($40 million after-tax) gain related to the completion of the sale of the Company's investment in Egyptian American Bank (EAB).

Results from continuing operations for the three month periods ended March 31, 2006 and 2005 also included $25 million ($16 million after-tax) and $21 million ($14 million after-tax), respectively, of costs related to reengineering efforts in the Company's business travel and international card areas in both periods, and within the Company's Travelers Cheque business in the first quarter of 2006 and finance and technology areas in the first quarter of 2005. Reengineering costs for the three month period ended March 31, 2006 included
$18 million ($12 million after-tax) of restructuring costs.

In March, 2006, the Company announced an agreement to sell its card and related operations in Brazil to Banco Bradesco S. A. (Bradesco), for approximately $490 million upon closing, which is expected to occur in the second quarter of 2006. Bradesco will have the exclusive right for a minimum of 10 years to issue in Brazil the classic Green, Gold and Platinum cards which carry the American Express Centurion logo. This agreement does not preclude our other network partners, HSBC and BankBoston, from operating as Network Card Licensees within the market.

Revenues
Consolidated revenues were $6.3 billion, up 12 percent from $5.6 billion in the same period a year ago. Revenues increased due to higher discount revenues, increased cardmember lending net finance charge revenue, higher other commissions and fees and greater securitization income, net.

Discount revenue rose 13 percent to $3.0 billion as compared to a year ago as a result of a 16 percent increase in worldwide billed business, offset in part by a lower average discount rate. The decrease in the discount rate compared to last year continues to reflect selective repricing initiatives and ongoing changes in mix of spending between various merchant segments. Selective repricing initiatives, continued changes in the mix of business and volume-related pricing discounts will likely continue to result in some erosion of the average discount rate over time. The 16 percent increase in worldwide billed business is related to an 8 percent increase in average spending per proprietary basic card and 10 percent growth in cards-in-force. U.S. billed business was up 17 percent reflecting growth of 15 percent within the Company's consumer card business, a 19 percent increase in small business spending, a 17 percent improvement in Corporate Services volumes and an 8 percent increase in average spending per proprietary basic card.

Excluding the impact of foreign exchange translation, worldwide billed business and spending per proprietary basic card in force increased 17 percent and 9 percent, respectively. Total billed business outside the U.S. increased 19 percent reflecting double-digit proprietary growth in all regions with the largest increases in Canada and Europe. Additionally, within the proprietary business, billed business outside the U.S. reflected 16 percent growth in consumer and small business spending, as well as a 24 percent increase in Corporate Services volumes and an 11 percent increase in average spending per proprietary basic card. Billed business related to Global Network Services increased 25 percent during the first quarter of 2006.

The increase in overall cards-in-force reflected within both proprietary and Global Network Services reflected continued robust card acquisitions. In the U.S. and non-U.S. businesses, 1 million and 500,000 cards were added during the three months ended March 31, 2006, respectively.

Cardmember lending net finance charge revenue of $729 million rose 23 percent, reflecting 23 percent growth in average worldwide lending balances on an owned basis and a relatively flat portfolio yield.

Other commissions and fees increased 15 percent to $639 million on higher card-related assessment and conversion revenues.

Securitization income, net increased 22 percent to $386 million as a greater average balance of securitized loans, a higher trust portfolio yield and a decrease in the trust portfolio write-offs, primarily related to the 2005 U.S. bankruptcy legislation, were partially offset by greater interest expense due to a higher coupon rate paid to certificate holders and the impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers. Included in securitization income, net for the three months ended March 31, 2006 is excess spread related to securitized loans, including servicing income, of $400 million offset by a net decrease of $14 million due to the impact related to maturities which were greater than issuances. For the three months ended March 31, 2005 the excess spread was approximately $316 million. Securitization income, net excludes the credit provision impact related to issuances and maturities.

Expenses
Consolidated expenses were $5.0 billion, up 10 percent from $4.6 billion for the same period in 2005. The increase in the first quarter of 2006 was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, greater provisions for losses and benefits, increased interest costs, higher professional services costs and greater expenses for human resources, partially offset by lower other expenses. Consolidated expenses included a $112 million charge related to a higher estimated redemption rate for U.S. Membership Rewards and a $63 million higher provision for credit losses in Taiwan. These items were more than offset by the favorable impact of $150 million from lower credit-write-offs and lower than expected costs associated with Hurricane Katrina and the $88 million gain on the sale of the Company's investment in EAB.

Marketing, promotion, rewards and cardmember services expenses increased 15 percent to $1.5 billion versus a year ago, reflecting greater rewards costs and modestly higher marketing and promotion expenses. The higher rewards costs continued to reflect volume growth, a higher redemption rate, and strong cardmember loyalty program participation. Rewards costs also reflected the $112 million charge related to a higher ultimate redemption rate (URR) assumption within the U.S. Membership Rewards reserve model to reflect program redemption trends over the past five years. Prior URR calculations utilized redemptions since the program inception in 1991. Marketing expenses continued to reflect relatively high levels of spending related to various other business-building initiatives. However, the Company's ongoing global "MyLife, MyCard (SM)" brand-related advertising costs were lower than last year, when the campaign was in its early stages.

Human resources expenses increased 4 percent to $1.2 billion due to higher headcount, merit increases and larger benefit costs, partially offset by lower management incentive expenses. Human resources expenses also included $11 million of restructuring related severance.

Total provisions for losses and benefits increased 13 percent over last year to $668 million as the lending and investment certificate and other provisions growth of 9 percent and 75 percent, respectively, was slightly offset by a 3 percent decline in the charge card provision. The increase in the lending provision was driven by the impact of industry-wide credit issues in Taiwan and higher volumes, partially offset by the favorable impact of lower early credit write-offs, primarily related to the 2005 U.S. bankruptcy legislation and lower than expected costs related to Hurricane Katrina. The investment certificate and other provision rose due to higher interest rates on larger investment certificate balances.

Professional services expenses increased 15 percent to $561 million reflecting increased technology costs related to higher business and service-related volumes.

Interest expense rose 39 percent to $279 million due to a higher effective cost of funds and higher receivable balances.

Other expenses decreased 11 percent to $278 million due primarily to the inclusion of the $88 million gain related to the completion of the sale of the Company's investment in EAB, partially offset by increased business volumes. Other expenses also included $7 million of restructuring related non-severance exit costs.

The effective tax rate was 34 percent and 32 percent for the three month periods ended March 31, 2006 and 2005, respectively. The first quarter of 2006 rate reflected a relatively high effective tax rate related to the gain on the sale of the Company's investment in EAB, resulting from foreign exchange translation impacts, in addition to a relatively low effective tax rate benefit on the credit losses in Taiwan.

(Loss) income from discontinued operations, net of tax for the three months ended March 31, 2006 and 2005 was $(3) million and $201 million, respectively.

Consolidated Liquidity and Capital Resources

Capital Strategy
The Company believes allocating capital to its growing businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 28 to 30 percent return on shareholders' equity and at least 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the three months ended March 31, 2006, the Company paid $149 million in dividends and continued share repurchases as discussed below. Including share repurchases and dividends, during the first quarter of 2006, the Company returned approximately 93 percent of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 66 percent of capital generated has been returned to shareholders.

Share Repurchases
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. Common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the three months ended March 31, 2006, the Company purchased 18 million common shares at an average price of $53.39. The Company repurchased a higher level of shares during the first quarter of 2006 after activity was reduced last year due to the impact of the September 30, 2005 spin-off of Ameriprise. There are approximately 22 million shares remaining at March 31, 2006 under authorizations to repurchase shares approved by the Company's Board of Directors.

Cash Flows
Cash Flows from Operating Activities from Continuing Operations
The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2006 and 2005 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was used by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

Cash Flows from Investing Activities from Continuing Operations
The Company's investing activities primarily include the funding of cardmember loans and receivables and the Company's Available-for-Sale investment portfolio.

For the three months ended March 31, 2006 and 2005, net cash was provided by investing activities primarily due to net decreases in cardmember receivables and loans.

Cash Flows from Financing Activities from Continuing Operations
The Company's financing activities primarily include the issuance of debt and taking customer deposits in addition to sales of investment certificates. The Company also regularly repurchases its common shares.

For the three months ended March 31, 2006, net cash was used in financing activities primarily due to a net decrease in customers' deposits and an increase in share repurchase activity. For the three months ended March 31, 2005, net cash was used in financing activities primarily due to a net decrease in total debt, a net decrease in customers' deposits and share repurchase activity.

Financing Activities

The Company funds its cardmember receivables and loans using various funding sources, such as short- and long-term debt, including medium-term notes, and sales of cardmember receivables and loans through securitizations. Net accounts receivable and cardmember loans decreased as compared to December 31, 2005 primarily as a result of seasonal spending at year-end. Short-term debt decreased from December 31, 2005 primarily as a result of scheduled maturities or payments using funds generated from operations. Long-term debt increased slightly from December 31, 2005.

Funding
As of March 31, 2006, the Company maintained total bank lines of credit of $13.3 billion, of which $10.4 billion was available under these facilities.

American Express Travel Related Services (TRS), a wholly-owned subsidiary of the Company; American Express Centurion Bank (Centurion Bank), a wholly-owned subsidiary of TRS; American Express Credit Corporation (Credco), a wholly-owned subsidiary of TRS; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and American Express Bank Ltd.
(AEB) have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $6.0 billion through March 31, 2006. At March 31, 2006, $3.1 billion was outstanding under this program. In April 2006, the capacity under the program was increased to $10.0 billion.

At March 31, 2006, the Parent Company had $4.3 billion of debt or equity securities available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC). As of March 31, 2006, Credco had the ability to issue approximately $2.4 billion of debt securities under shelf registration statements filed with the SEC following the issuance of $800 million of medium-term notes during the three months ended March 31, 2006. In addition, Credco had approximately $1.9 billion of medium-term notes available for issuance as of March 31, 2006 under a Canadian shelf registration. During the three months ended March 31, 2006, Credco issued approximately $435 million of fixed rate notes from this shelf registration.

The Board of Directors authorized a Parent Company commercial paper program. This program would be supported by a $2.1 billion multi-purpose bank credit facility that expires incrementally through 2009. There was no Parent Company commercial paper outstanding during the three months ended March 31, 2006 and no borrowings have been made under its bank credit facility.

Airline Industry Matters
Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown." This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of business, and in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates the Company delays payment to the airline thereby increasing cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

As part of Delta Airlines' (Delta) decision to file for protection under Chapter 11 of the Bankruptcy Code, the Company lent to Delta $350 million as part of Delta's post-petition, debtor-in-possession (DIP) financing under the Bankruptcy Code. At March 31, 2006, the remaining principal balance was $300 million. This post-petition facility continues to be structured as an advance against the Company's obligations to purchase Delta SkyMiles rewards points under the Company's co-brand and Membership Rewards agreements and will be amortized ratably each month beginning in July 2006 through September 2007.

Given the depth of the Company's business relationships with Delta through the SkyMiles Credit Card and Delta's participation as a key partner in the Company's Membership Rewards program, in the event Delta's reorganization under the bankruptcy laws is not successful or otherwise negatively impacts the Company's relationship with Delta, the Company's future financial results could be adversely impacted. As previously disclosed, American Express' Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10 percent of the Company's worldwide billed business and less than 15 percent of worldwide managed lending receivables.

BUSINESS SEGMENT RESULTS

As discussed more fully below, U.S. Card Services' results are presented on a managed basis and International Card & Global Commercial Services', Global Network & Merchant Services' and Corporate & Other results are presented on a basis consistent with GAAP.

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

The managed basis presentation for U.S. Card Services also reflects an increase to interest income recorded to enable management to evaluate tax exempt investments on a basis consistent with taxable investment securities. On a GAAP basis, interest income associated with tax exempt investments is recorded based on amounts earned. Accordingly, information presented on a managed basis assumes that tax exempt securities earned income at rates as if the securities produced taxable income with a corresponding increase in the provision for income taxes.

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

On a GAAP basis, results reflect net securitization income, which is comprised of the non-credit provision components of the net gains and charges from securitization activities, the amortization and related impairment charges, if any, of the interest-only strip, excess spread related to securitized loans, net finance charge revenue on retained interests in securitized loans, and servicing income, net of related discounts or fees. Excess spread, which is the net positive cash flow from interest and fee collections allocated to the investor's interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses, is recognized in securitization income as it is earned. See Selected Statistical Information below for data relating to U.S. Card Services' owned loan portfolio.

During the three months ended March 31, 2006, U.S. Card Services recognized a net decrease in income, including the credit components, of $22 million ($14 million after-tax) from net securitization activities. The net decrease consisted of $46 million of income from the securitization of $1.4 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was offset by $68 million of charges related to the maturity of $1.8 billion of previously outstanding issuances. During the three months ended March 31, 2005, U.S. Card Services recognized net gains of $6 million ($4 million after-tax) from net securitization activities. The net gains consisted of $41 million of income from the securitization of

$1.2 billion of cardmember loans. This amount was partially offset by $35 million of charges related to the maturity of $1.0 billion of securitizations.

Management views any net gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services and other operating expenses. Consequently, the managed basis presentation assumes the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses and other operating expenses. Accordingly, the incremental expenses, as well as the impact of the net lending securitization activity, are eliminated in the three months ended March 31, 2005. During the three months ended March 31, 2006, net securitization activity generated a net decrease in income, due to the impact related to more maturities than issuances, the result of which was an increase of $13 million and $9 million, respectively, in the managed basis marketing, promotion, rewards and cardmember services expenses and human resources and other operating expenses, reflecting the assumption that spending on a GAAP basis was lower due to the net decrease in income.

                        Selected Income Statement Data

The following tables reconcile the GAAP basis for certain U.S. Card Services income statement line items to the managed basis information, where different.

                                                               Securitization       Tax Equivalent
(Millions)                                 GAAP Basis              Effect                Effect            Managed Basis
                                      -------------------   -------------------   -------------------   -------------------
Three Months Ended
   March 31,                            2006       2005       2006       2005       2006       2005       2006       2005
                                      --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card
   fees and other                     $  2,314   $  2,059   $     48   $     53   $     55   $     57   $  2,417   $  2,169
  Cardmember lending:
   Finance charge revenue                  674        522        733        609                            1,407      1,131
   Interest expense                        194        120        247        140                              441        260
                                      --------   --------   --------   --------                         --------   --------
      Net finance charge                   480        402        486        469                              966        871
         revenue
  Securitization income, net               386        316       (386)      (316)                               -          -
                                      --------   --------   --------   --------   --------   --------   --------   --------
        Total revenues                   3,180      2,777        148        206         55         57      3,383      3,040
                                      --------   --------   --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards
    and cardmember services              1,034        837         13         (4)                           1,047        833
  Provision for losses                     307        342        126        212                              433        554
  Human resources and other
   operating expenses                    1,043        895          9         (2)                           1,052        893
                                      --------   --------   --------   --------                         --------   --------
        Total expenses                   2,384      2,074   $    148   $    206                            2,532      2,280
                                      --------   --------   --------   --------   --------   --------   --------   --------
Pretax segment income                      796        703                               55         57        851        760
Income tax provision                       250        221                         $     55   $     57   $    305   $    278
                                      --------   --------                         --------   --------   --------   --------
Segment income                        $    546   $    482
                                      ========   ========

                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                               Three Months Ended
                                                                    March 31,
                                                          ----------------------------
                                                              2006            2005
                                                          ------------    ------------
Card billed business                                      $       75.3    $       65.0
Total cards-in-force (millions)                                   38.3            35.5
Basic cards-in-force (millions)                                   28.4            26.1
Average quarterly basic cardmember spending (dollars)     $      2,690    $      2,506
U.S. Consumer Travel
  Travel sales                                            $        0.5    $        0.4
  Travel commissions and fees/sales                                8.1%            9.0%
Worldwide Travelers Cheque and prepaid products:
 Sales                                                    $        4.2    $        4.2
 Average outstanding                                               6.9             7.1
 Average investments                                               7.7             7.8
 Investment yield(a)                                               5.0%            5.2%
 Tax equivalent yield - managed(a)                                 7.7%            8.0%
Total segment assets                                      $       66.6    $       57.7
Segment capital                                           $        5.0    $        4.4
Return on segment capital(b)                                      39.4%           39.4%
Cardmember receivables:
  Total receivables                                       $       17.2    $       15.7
  90 days past due as a % of total                                 2.3%            2.3%
  Net loss ratio as a % of charge volume                          0.20%           0.25%
Cardmember lending - owned basis (c):
  Total loans                                             $       24.3    $       18.7
  30 days past due loans as a % of total                           2.4%            2.6%
  Average loans                                           $       24.0    $       19.2
  Net write-off rate                                               2.6%            3.9%
  Net finance charge revenue(d)/average loans                      8.1%            8.4%
Cardmember lending - managed basis (e):
  Total loans                                             $       45.1    $       39.2
  30 days past due loans as a % of total                           2.4%            2.5%
  Average loans                                           $       45.3    $       39.3
  Net write-off rate                                               2.6%            4.1%
  Net finance charge revenue(d)/average loans                      8.7%            8.9%

(a) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield-managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) "Owned" or GAAP basis measurement reflects only cardmember loans included in the Company's Consolidated Balance Sheets.
(d) Computed on an annualized basis.
(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. As discussed above, the difference between the "owned basis" (GAAP) information and "managed basis" information is attributable to the effects of securitization activities.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

The following discussion of U.S. Card Services' segment results of operations for the three months ended March 31, 2006 and 2005 is presented on a managed basis.

U.S. Card Services reported segment income of $546 million, a 13 percent increase from $482 million for the same period a year ago.

U.S. Card Services' revenues increased 11 percent due to higher discount revenue, net card fees and other, and increased cardmember lending net finance charge revenue. Discount revenue, net card fees and other of $2.4 billion rose 11 percent from a year ago largely due to increases in billed business volumes. The 16 percent increase in billed business reflected a 7 percent increase in spending per proprietary basic card and an 8 percent growth in cards-in-force. Within the U.S. consumer business, billed business grew 15 percent and small business volumes rose 19 percent. Cardmember lending net finance charge revenue of $966 million rose 11 percent as compared to the same periods a year ago, primarily due to 15 percent growth in the average lending balances.

U.S. Card Services' expenses increased 11 percent, primarily due to higher marketing, promotion, rewards and cardmember services costs, greater human resources expenses and other operating expenses partially offset by lower provision for losses.

Marketing, promotion, rewards and cardmember services expenses of $1.0 billion increased 26 percent as compared to the same periods a year ago, due to the higher Membership Rewards redemption rate estimate discussed above, higher volume-related rewards costs, and increased marketing and promotion costs due to the continuation of business-building activities. Total provisions for losses decreased 22 percent to $433 million reflecting the favorable impact of lower early credit write-offs due primarily to the effect of last year's bankruptcy legislation, and lower than expected costs related to Hurricane Katrina, partially offset by higher volumes. Human resources and other operating expenses of $1.1 billion increased 18 percent from a year ago. The increase was due to greater interest expense and higher human resources costs. In addition, operating expenses rose reflecting volume-related costs.

The effective tax rate was 36 percent and 37 percent for the three months ended March 31, 2006 and 2005, respectively.

International Card & Global Commercial Services

                        Selected Income Statement Data

                                                              Three Months Ended
(Millions)                                                        March 31,
                                                          ---------------------------
                                                             2006            2005
                                                          ------------   ------------
Revenues :
  Discount revenue, net card fees and other               $      2,109   $      1,982
  Cardmember lending:
    Finance charge revenue                                         293            247
    Interest expense                                                99             83
                                                          ------------   ------------
      Net finance charge revenue                                   194            164
                                                          ------------   ------------
        Total revenues                                           2,303          2,146
                                                          ------------   ------------
Expenses:
  Marketing, promotion, rewards and cardmember services            343            310
  Provision for losses and benefits                                349            228
  Human resources and other operating expenses                   1,300          1,366
                                                          ------------   ------------
        Total expenses                                           1,992          1,904
                                                          ------------   ------------
Pretax segment income                                              311            242
Income tax provision                                                98             50
                                                          ------------   ------------
Segment income                                            $        213   $        192
                                                          ============   ============

                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                 2006           2005
                                                                              -----------    -----------
Card billed business                                                          $      45.2    $      39.1
Total cards-in-force (millions)                                                      23.2           21.7
Basic cards-in-force (millions)                                                      18.4           17.2
Average quarterly basic cardmember spending (dollars)                         $     2,494    $     2,275
Global Corporate & International Consumer Travel
   Travel sales                                                               $       4.8    $       4.6
   Travel commissions and fees/sales                                                  7.8%           8.4%
International banking:
   Total loans                                                                $       7.2    $       7.0
   Private banking holdings                                                   $      20.8    $      18.9
Total segment assets                                                          $      53.0    $      48.5
Segment capital                                                               $       4.3    $       3.8
Return on segment capital(a)                                                         23.2%          21.3%
Cardmember receivables:
  Total receivables                                                           $      15.6    $      14.4
  90 days past due as a % of total                                                    1.3%           1.4%
  Net loss ratio as a % of charge volume                                             0.17%          0.22%
Cardmember lending:
  Total loans                                                                 $       8.4    $       7.1
  30 days past due loans as a % of total                                              3.2%           2.8%
  Average loans                                                               $       8.4    $       7.2
  Net write-off rate                                                                  5.5%           4.3%
  Net finance charge revenue(b)/average loans                                         9.4%           9.2%

(a) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(b)  Computed on an annualized basis.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

International Card & Global Commercial Services reported segment income of $213 million for the three months ended March 31, 2006, an 11 percent increase from $192 million for the same period a year ago.

International Card & Global Commercial Services' discount revenue, net card fees and other revenues of $2.1 billion, rose 6 percent compared to a year ago, driven primarily by the higher level of card spending, as well as modest growth in international banking revenues, partially offset by a decline in travel commissions and fees. The 16 percent increase in billed business reflected a 10 percent increase in spending per proprietary basic card and a 7 percent growth in cards-in-force.

Excluding the impact of foreign exchange translation, billed business and spending per proprietary basic card in force increased 18 percent and 12 percent, respectively. All of the Company's major geographic regions experienced double-digit growth. International consumer and small business spending rose 16 percent and global corporate spending rose 19 percent.

Cardmember lending net finance charge revenue of $194 million rose 18 percent compared to the same period a year ago, primarily due to 17 percent growth in the average lending balances.

International Card & Global Commercial Services' expenses increased 5 percent to $2.0 billion due to increased provisions for losses and benefits, higher marketing and promotion expenses and greater reward costs partially offset by lower human resources and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $343 million increased 11 percent compared to a year ago, reflecting greater rewards costs and higher marketing and promotion expenses. Total provisions for losses and benefits increased 53 percent compared to a year ago, due primarily to industry-wide credit issues in Taiwan and higher interest rates on larger investment certificate balances. Human resources and other operating expenses decreased 5 percent as higher interest expense, human resources and other operating expenses were more than offset by the $88 million EAB gain discussed earlier.

The effective tax rate was 32 percent and 21 percent for the three months ended March 31, 2006 and 2005, respectively. The first quarter of 2006 tax rate reflects a relatively high effective tax rate related to the gain on the sale of the Company's investment in EAB, resulting from foreign exchange translation impacts, in addition to a relatively low effective tax rate benefit on the credit losses in Taiwan.

Global Network & Merchant Services

                        Selected Income Statement Data

(Millions)                                                                       Three Months Ended
                                                                                     March 31,
                                                                              ------------------------
                                                                                 2006         2005
                                                                              -----------  -----------
Revenues:
    Discount revenue, fees and other                                          $       705  $       638
                                                                              -----------  -----------
Expenses:
    Marketing and promotion                                                           135          165
    Provision for losses                                                               10           17
    Human resources and other operating expenses                                      298          285
                                                                              -----------  -----------
           Total expenses                                                             443          467
                                                                              -----------  -----------
Pretax segment income                                                                 262          171
Income tax provision                                                                   96           60
                                                                              -----------  -----------
Segment income                                                                $       166  $       111
                                                                              ===========  ===========

                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                                                  Three Months Ended
                                                                                      March 31,
                                                                              --------------------------
                                                                                 2006            2005
                                                                              -----------    -----------
Global Card billed business(a)                                                $     127.2    $     109.3
Global Network & Merchant Services:
    Total segment assets                                                      $       5.7    $       4.6
    Segment capital                                                           $       1.3    $       1.1
    Return on segment capital(b)                                                     51.7%          53.6%
Global Network Services(c):
    Card billed business                                                      $       6.6    $       5.3
    Total cards-in-force (millions)                                                  11.0            8.9

(a) Global Card billed business includes activities related to proprietary cards, cards issued under network partnership agreements, cash advances on proprietary cards and certain insurance fees charged on proprietary cards.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) First quarter 2006 billed business and cards-in-force reflect the transfer to International Card & Global Commercial Services' segment of corporate card accounts in certain emerging markets that had been managed within Global Network Services.

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Global Network & Merchant Services reported segment income of $166 million for the three month period ended March 31, 2006, a 50 percent increase from $111 million for the same period a year ago.

Global Network & Merchant Services revenue increased 11 percent to $705 million, due to higher discount revenue, fees and other revenues primarily due to growth in network-related discount revenues generated from the 16 percent increase in global card billed business, partially offset by the impact of the decline in the overall discount rate discussed above.

Global Network & Merchant Services' expenses decreased 5 percent reflecting lower marketing and promotion offset by an increase in human resources and other operating expenses.

Marketing and promotion expenses decreased 18 percent reflecting lower marketing and promotion costs due to a reduction in spending on brand-related activities. Human resources and other operating expenses of $298 million increased 5 percent reflecting higher business volumes and greater salary and benefit costs, partially offset by a larger interest expense credit related to internal transfer pricing which recognizes the merchant services' accounts payable-related funding benefit.

The effective tax rate was 37 percent and 35 percent for the three months ended March 31, 2006 and 2005, respectively.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2006 and 2005

Corporate & Other had net expense of $49 million compared with a net expense of $40 million for the same period a year ago.

OTHER REPORTING MATTERS
Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of the loss in value of portfolios and financial instruments due to adverse changes in market variables. The Company's non-trading related market risk consists primarily of interest rate risk in the card and certificate businesses and foreign exchange risk in international operations. There were no material changes in these market risks since
December 31, 2005.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company's ability to generate sufficient net income to achieve a return on equity on a GAAP basis of 28 percent to 30 percent; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company's credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers' spending, sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the Company's ability to introduce new products, reward program enhancements and service enhancements on a timely basis during 2006; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company's brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services' bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company's operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company's ability to reinvest the benefits arising from such reengineering actions in its businesses; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of the Company's billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; risks associated with the Company's agreements with Delta Air Lines to prepay $300 million for the future purchases of Delta SkyMiles rewards points; fluctuations in foreign currency exchange rates; fluctuations in interest rates, which impact the Company's borrowing costs and return on lending products; accuracy of estimates for the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company's lending securitizations; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company's major businesses. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

ITEM 1.   LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005.

Corporate Matters

In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff alleges that when the American Express Retirement Plan (the "AXP Plan") was amended effective July 1, 1995, to convert from a final average pay formula to a "cash balance" formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended ("ERISA"), in at least the following ways: (i) the AXP Plan violated ERISA's prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA's prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA's present value calculation rules. The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula. The plaintiff also seeks pre- and post-judgment interest and attorneys fees and expenses. The Company filed a motion with the Court seeking to dismiss the complaint.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern
District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern
District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July
2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York ("SDNY") in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY. In April 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs have asked the Court to reconsider its dismissal. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Hayama Court has asked the parties to file a status report on July 7, 2006 to report on, among other matters, the March 15th decision of the SDNY. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. Nonetheless, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against the Marcus action.

In December 2004, a purported class action captioned National Supermarkets Association, Inc., Mascari Enterprises, Inc. d/b/a Sound Stations, and Bunda Starr Corp. d/b/a Brite Wines and Spirits v. MBNA America Bank, N.A., MBNA Corp., Citibank (South Dakota) N.A. and Citigroup, Incorporated, was filed in the SDNY. The action is a lawsuit related to the antitrust tying actions described in the preceding paragraph. Although the Company is not named as a defendant, the plaintiffs in this action are also plaintiffs in the direct actions against American Express described in the preceding paragraph. This lawsuit alleges that, by agreeing to issue cards accepted on the American Express network, MBNA and Citibank have conspired with the Company in the alleged wrongful tying arrangement described in the preceding paragraph. The Company believes this lawsuit is without merit and is contrary to the Department of Justice's successful efforts to render unenforceable Visa's and MasterCard's rules that prevented banks from issuing American Express branded cards in the United States. The Company also believes that this lawsuit is susceptible to the same defenses available to the Company in the direct actions filed against it, which are described in the preceding paragraph. In the March 15, 2006 decision described in the preceding paragraph, the SDNY denied the request of the Company to intervene in this action and denied the motion of MBNA and Citibank to dismiss the action. The Court did, however, stay the action against MBNA and Citibank pending the arbitration of the claims made against the Company in the actions described in the preceding paragraph.

In August 2005 a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. ("TRS"), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company's policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepowski action was also never served. The Lepowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc. filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. This complaint challenges the Company's "Anti-Steering" rules as unlawful under the antitrust laws. As alleged by plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The plaintiffs seek only injunctive relief. These plaintiffs have agreed that, subject to their motion for reconsideration of the Court's March 15, 2006 ruling (discussed above), a stay would be imposed with regard to their respective actions.

International Matters

In March 2006, in a matter captioned Ptack v. Amex Bank of Canada, filed in the Superior Court of Quebec, District of Montreal (originally filed in March
2004), the Court authorized a class action against Amex Bank of Canada. The class includes all persons who were holders of an American Express Credit Card who paid their credit card account via internet, telephone and/or automatic banking machine, on or before the due date and incurred a finance charge as a result of the alleged payment processing policy of Amex Bank. The class claims reimbursement per class member of finance charges, CDN $100 in punitive damages and CDN $100 for waste of time, interest and fees and costs. Amex Bank believes it has meritorious defenses and will defend against this action.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
            (c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended March 31, 2006.

                                                                            Total Number            Maximum
                                                                              of Shares            Number of
                                                                            Purchased as          Shares that
                                                                               Part of             May Yet Be
                                                                              Publicly             Purchased
                                   Total Number                               Announced              Under
                                     of Shares          Average Price         Plans or            the Plans or
Period                               Purchased         Paid Per Share       Programs (3)            Programs
--------------------------------   ---------------   ------------------   ------------------   ---------------
January 1-31, 2006
  Repurchase program (1)            3,826,100              $ 52.90           3,826,100            36,077,123
  Employee transactions (2)           131,818              $ 53.03                 N/A                   N/A

February 1-28, 2006
  Repurchase program (1)            9,327,500              $ 53.32           9,327,500            26,749,623
  Employee transactions (2)           954,441              $ 53.04                 N/A                   N/A

March 1-31, 2006
  Repurchase program (1)            4,855,200              $ 53.91           4,855,200            21,894,423
  Employee transactions (2)            39,614              $ 53.60                 N/A                   N/A
                                   ------------                             ------------

Total
  Repurchase program (1)           18,008,800              $ 53.39
  Employee transactions (2)         1,125,873              $ 53.06

(1) The Board of Directors of the Company authorized the repurchase of 120 million shares of common stock in November 2002. At March 31, 2006, there are approximately 21.9 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 548.1 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 570 million shares, including purchases made under agreements with third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual meeting of shareholders was held on April 24, 2006. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

                                                                                 Votes                           Broker
                                          Votes For        Votes Against        Withheld       Abstentions      Non-Votes
                                         -------------   -----------------    ------------    -------------  --------------
Ratification of
PricewaterhouseCoopers LLP's
selection as its independent
registered public accounting firm
for 2006                                 1,086,100,411         5,559,712             -          11,688,320               -

Shareholder proposal relating to
stock options                               21,381,405       917,972,769             -          15,680,395     148,313,874

Shareholder proposal relating to
majority voting for directors              304,117,503       622,674,298             -          28,242,768     148,313,874

Shareholder proposal relating to the
Company's employment policies               17,366,230       890,608,771             -          47,059,568     148,313,874

Shareholder proposal relating to
reimbursement of expenses for
certain shareholder-nominated
director candidates                         35,380,438       884,576,423             -          35,077,708     148,313,874

Election of Directors:
D.F. Akerson                             1,077,934,186            -             25,414,257           -              -
C. Barshefsky                            1,046,169,459            -             57,178,984           -              -
U.M. Burns                               1,086,906,536            -             16,441,907           -              -
K. I. Chenault                           1,078,312,017            -             25,036,426           -              -
P. Chernin                               1,084,081,221            -             19,267,222           -              -
P. R. Dolan                              1,082,717,720            -             20,630,723           -              -
V. E. Jordan, Jr.                        1,040,198,077            -             63,150,366           -              -
J. Leschly                               1,082,623,004            -             20,725,439           -              -
R. A. McGinn                             1,010,360,575            -             92,987,868           -              -
E. D. Miller                             1,082,625,250            -             20,723,193           -              -
F. P. Popoff                             1,052,450,712            -             50,897,731           -              -
R. D. Walter                             1,085,173,475            -             18,174,968           -              -

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

                                               AMERICAN EXPRESS COMPANY
                                               ------------------------
                                                      (Registrant)


Date: May 5, 2006                      By /s/ Gary L. Crittenden
                                          ----------------------------------
                                          Gary L. Crittenden
                                          Executive Vice President and
                                          Chief Financial Officer


Date: May 5, 2006                      By /s/ Joan C. Amble
                                          ----------------------------------
                                          Joan C. Amble
                                          Executive Vice President and
                                          Comptroller
                                          (Principal Accounting Officer)

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