Form 10-Q
period 2006-06-30
AMERICAN EXPRESS CO
filed 2006-08-07
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                      or

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

              For the Transition Period from ________ to ________

                         Commission file number 1-7657

                           AMERICAN EXPRESS COMPANY
                           ------------------------
            (Exact name of registrant as specified in its charter)

              NEW YORK                                13-4922250
-------------------------------------   --------------------------------------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
   incorporation or organization)

WORLD FINANCIAL CENTER, 200 VESEY STREET, NEW YORK, NY           10285
------------------------------------------------------    --------------------
       (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code   (212) 640-2000
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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer /X/  Accelerated filer / /   Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act).                   Yes / /      No /X/

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                          Outstanding at July 26, 2006
------------------------------------------      ------------------------------
 Common Shares (par value $.20 per share)            1,214,857,632 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                                                                  Page No.
                                                                                                                  -------
Part I.      Financial Information:

             Item 1.  Financial Statements

                      Consolidated Statements of Income - Three months ended June 30, 2006 and 2005                     1

                      Consolidated Statements of Income - Six months ended June 30, 2006 and 2005                       2

                      Consolidated Balance Sheets - June 30, 2006 and December 31, 2005                                 3

                      Consolidated Statements of Cash Flows - Six months ended June 30, 2006 and 2005                   4

                      Notes to Consolidated Financial Statements                                                   5 - 11

             Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations       12 - 34

             Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                       34

             Item 4.  Controls and Procedures                                                                     34 - 36

Part II.     Other Information:

             Item 1.  Legal Proceedings                                                                           36 - 38

             Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds                                      39

             Item 4.  Submission of Matters to a Vote of Security Holders                                              40

             Item 6.  Exhibits                                                                                         40

             Signatures                                                                                                41

             Exhibit Index                                                                                            E-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                   Three Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2006        2005
                                                                  ---------   ---------
Revenues:
  Discount revenue                                                $   3,292   $   2,860
  Cardmember lending net finance charge revenue                         839         637
  Net card fees                                                         533         506
  Travel commissions and fees                                           483         502
  Other commissions and fees                                            642         589
  Securitization income, net                                            372         296
  Other investment and interest income, net                             274         269
  Other                                                                 415         361
                                                                  ---------   ---------
    Total                                                             6,850       6,020
                                                                  ---------   ---------

Expenses:
  Marketing, promotion, rewards and cardmember services               1,671       1,445
  Human resources                                                     1,276       1,268
  Provisions for losses and benefits:
    Charge card                                                         192         234
    Cardmember lending                                                  406         275
    Investment certificates and other                                   132         123
                                                                  ---------   ---------
      Total                                                             730         632
  Professional services                                                 658         544
  Occupancy and equipment                                               365         356
  Interest                                                              308         232
  Communications                                                        113         113
  Other                                                                 287         309
                                                                  ---------   ---------
    Total                                                             5,408       4,899
                                                                  ---------   ---------
Pretax income from continuing operations                              1,442       1,121
Income tax provision                                                    470         261
                                                                  ---------   ---------
Income from continuing operations                                       972         860
(Loss) Income from discontinued operations, net of tax                  (27)        153
                                                                  ---------   ---------
Net income                                                        $     945   $   1,013
                                                                  =========   =========

Earnings per Common Share -- Basic:
  Income from continuing operations                               $    0.80   $    0.70
  (Loss) Income from discontinued operations                          (0.02)       0.12
                                                                  ---------   ---------
  Net income                                                      $    0.78   $    0.82
                                                                  =========   =========

Earnings per Common Share -- Diluted:
  Income from continuing operations                               $    0.78   $    0.69
  (Loss) Income from discontinued operations                          (0.02)       0.12
                                                                  ---------   ---------
  Net income                                                      $    0.76   $    0.81
                                                                  =========   =========

Average common shares outstanding for earnings per common share:
  Basic                                                               1,217       1,231
                                                                  =========   =========
  Diluted                                                             1,242       1,254
                                                                  =========   =========
Cash dividends declared per common share                          $    0.15   $    0.12
                                                                  =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                                    Six Months Ended
                                                                        June 30,
                                                                  ---------------------
                                                                    2006        2005
                                                                  ---------   ---------
Revenues:
  Discount revenue                                                $   6,261   $   5,499
  Cardmember lending net finance charge revenue                       1,555       1,229
  Net card fees                                                       1,053       1,004
  Travel commissions and fees                                           901         924
  Other commissions and fees                                          1,281       1,147
  Securitization income, net                                            758         612
  Other investment and interest income, net                             549         530
  Other                                                                 811         715
                                                                  ---------   ---------
    Total                                                            13,169      11,660
                                                                  ---------   ---------
Expenses:
  Marketing, promotion, rewards and cardmember services               3,193       2,768
  Human resources                                                     2,516       2,455
  Provisions for losses and benefits:
    Charge card                                                         401         449
    Cardmember lending                                                  727         570
    Investment certificates and other                                   270         202
                                                                  ---------   ---------
      Total                                                           1,398       1,221
  Professional services                                               1,219       1,031
  Occupancy and equipment                                               711         692
  Interest                                                              574         433
  Communications                                                        226         230
  Other                                                                 565         621
                                                                  ---------   ---------
    Total                                                            10,402       9,451
                                                                  ---------   ---------
Pretax income from continuing operations                              2,767       2,209
Income tax provision                                                    919         604
                                                                  ---------   ---------
Income from continuing operations                                     1,848       1,605
(Loss) Income from discontinued operations, net of tax                  (30)        354
                                                                  ---------   ---------
Net income                                                        $   1,818   $   1,959
                                                                  =========   =========
Earnings per Common Share -- Basic:
  Income from continuing operations                               $    1.51   $    1.30
  (Loss) Income from discontinued operations                          (0.02)       0.29
                                                                  ---------   ---------
  Net income                                                      $    1.49   $    1.59
                                                                  =========   =========
Earnings per Common Share -- Diluted:
  Income from continuing operations                               $    1.48   $    1.27
  (Loss) Income from discontinued operations                          (0.03)       0.29
                                                                  ---------   ---------
  Net income                                                      $    1.45   $    1.56
                                                                  =========   =========
Average common shares outstanding for earnings per common share:
  Basic                                                               1,224       1,235
                                                                  =========   =========
  Diluted                                                             1,250       1,259
                                                                  =========   =========
Cash dividends declared per common share                          $    0.27   $    0.24
                                                                  =========   =========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)
                                  (Unaudited)

                                                                              June 30,     December 31,
                                                                                2006           2005
                                                                             -----------   ------------
ASSETS
Cash and cash equivalents                                                    $     6,798   $      7,126
Accounts receivable and accrued interest:
  Cardmember receivables, less reserves: 2006, $948; 2005, $942                   33,768         33,216
  Other receivables, less reserves: 2006, $49; 2005, $66                           2,027          2,281
Investments                                                                       21,509         21,334
Loans:
  Cardmember lending, less reserves: 2006, $1,086; 2005, $996                     35,240         32,108
  International banking, less reserves: 2006, $81; 2005, $64                       7,078          7,049
  Other, less reserves: 2006, $32; 2005, $37                                       1,698          1,644
Land, buildings and equipment - at cost, less accumulated
  depreciation: 2006, $3,044; 2005, $2,868                                         2,215          2,230
Other assets                                                                       6,948          6,972
                                                                             -----------   ------------
  Total assets                                                               $   117,281   $    113,960
                                                                             ===========   ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Customers' deposits                                                          $    22,056   $     24,579
Travelers Cheques outstanding                                                      7,187          7,175
Accounts payable                                                                   8,801          7,824
Investment certificate reserves                                                    6,665          6,872
Short-term debt                                                                   15,035         15,633
Long-term debt                                                                    36,173         30,781
Other liabilities                                                                 10,889         10,547
                                                                             -----------   ------------
  Total liabilities                                                              106,806        103,411
                                                                             -----------   ------------

Shareholders' equity:
  Common shares, $.20 par value, authorized 3.6 billion shares;
    issued and outstanding 1,216 million shares in 2006 and
    1,241 million shares in 2005                                                     243            248
  Additional paid-in capital                                                       8,981          8,652
  Retained earnings                                                                1,349          1,788
  Accumulated other comprehensive income (loss), net of tax:
    Net unrealized securities (losses) gains                                         (29)           137
    Net unrealized derivatives gains                                                 176            143
    Foreign currency translation adjustments                                        (226)          (400)
    Minimum pension liability                                                        (19)           (19)
                                                                             -----------   ------------
  Total accumulated other comprehensive loss                                         (98)          (139)
                                                                             -----------   ------------
    Total shareholders' equity                                                    10,475         10,549
                                                                             -----------   ------------
  Total liabilities and shareholders' equity                                 $   117,281   $    113,960
                                                                             ===========   ============

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)
                                  (Unaudited)

                                                                                 Six Months Ended
                                                                                     June 30,
                                                                             -------------------------
                                                                                2006          2005
                                                                             -----------   -----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   $     1,818   $     1,959
Loss (Income) from discontinued operations, net of tax                                30          (354)
                                                                             -----------   -----------
Income from continuing operations                                                  1,848         1,605
Adjustments to reconcile income from continuing operations
  to net cash provided by operating activities:
    Provisions for losses and benefits                                             1,381         1,240
    Depreciation and amortization                                                    320           301
    Deferred taxes, acquisition costs and other                                      191           (20)
    Stock-based compensation                                                         149           131
    Changes in operating assets and liabilities, net of
      effects of acquisitions and dispositions:
      Accounts receivable and accrued interest                                       (23)          (38)
      Other operating assets                                                        (385)          142
      Accounts payable and other liabilities                                         970         1,020
      Increase in Travelers Cheques outstanding                                        7           125
    Net cash (used in) provided by operating activities attributable to
      discontinued operations                                                         (1)        1,179
                                                                             -----------   -----------
Net cash provided by operating activities                                          4,457         5,685
                                                                             -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES
Sale of investments                                                                2,308         1,865
Maturity and redemption of investments                                             5,986         1,298
Purchase of investments                                                           (8,386)       (4,051)
Net increase in cardmember loans/receivables                                      (4,253)       (2,012)
Maturities of cardmember receivable securitizations                                    -        (1,750)
Proceeds from cardmember loan securitizations                                      2,893         2,394
Maturities of cardmember loan securitizations                                     (3,785)       (1,963)
Loan operations and principal collections, net                                      (162)         (249)
Purchase of land, buildings and equipment                                           (284)         (266)
Sale of land, buildings and equipment                                                 20           136
Dispositions (acquisitions), net of cash sold/acquired                               456           (40)
Net cash used in investing activities attributable to
  discontinued operations                                                             (3)         (254)
                                                                             -----------   -----------
Net cash used in investing activities                                             (5,210)       (4,892)
                                                                             -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in customers' deposits                                    (2,670)        2,816
Sale of investment certificates                                                    2,883         2,513
Redemption of investment certificates                                             (3,161)       (2,189)
Net decrease in debt with maturities of three months or less                      (1,342)         (850)
Issuance of debt                                                                  15,222         4,180
Principal payments on debt                                                        (8,664)       (7,138)
Issuance of American Express common shares and other                                 536           484
Repurchase of American Express common shares                                      (2,165)       (1,214)
Dividends paid                                                                      (299)         (299)
Net cash provided by financing activities attributable to discontinued
  operations                                                                           4           311
                                                                             -----------   -----------
Net cash provided by (used in) financing activities                                  344        (1,386)
Effect of exchange rate changes on cash                                               81           (34)
                                                                             -----------   -----------
Net decrease in cash and cash equivalents                                           (328)         (627)
Cash and cash equivalents at beginning of period includes cash of
  discontinued operations of $2,099 in 2005                                        7,126         9,907
                                                                             -----------   -----------
Cash and cash equivalents at end of period includes cash of discontinued
  operations of $3,223 in 2005                                               $     6,798   $     9,280
                                                                             ===========   ===========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   BASIS OF PRESENTATION

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2005. Certain reclassifications of prior period amounts have been made to conform to the current presentation, including reclassifications contained in the current report on Form 8-K dated April 5, 2006. Refer to note (c) to the Selected Statistical Information on page 15 for a discussion of reclassifications of interest expense.

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

     On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking operations in Brazil to Banco Bradesco S.A. (Bradesco), for approximately $470 million. The transaction generated a net after-tax gain of $109 million. $144 million ($131 million after-tax) of the gain relates to the card and merchant-related activities sold and is reported as a reduction to other operating expenses in the Company's continuing operations ($119 million in the International Card & Global Commercial Services segment and $25 million in the Global Network & Merchant Services segment). The Company will continue to maintain its presence in the card and merchant businesses within Brazil through its Global Network Services partnerships. A $22 million after-tax loss related to this sale of the Company's international banking business to Bradesco is reported in discontinued operations. The Company has exited banking activities within Brazil.

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

     Cardmember lending net finance charge revenue is presented net of interest expense of $284 million and $203 million for the three months ended June 30, 2006 and 2005, respectively, and $536 million and $381 million for the six months ended June 30, 2006 and 2005, respectively. Other investment and interest income is presented net of interest expense of $96 million and $78 million for the three months ended June 30, 2006 and 2005, respectively, and $186 million and $148 million for the six months ended June 30, 2006 and 2005, respectively.

     The Company establishes reserves related to its Membership Rewards program to cover the cost of future reward redemptions for points earned to date. The Company continually evaluates its reserve methodology based on developments in redemption patterns, cost per point redeemed and other factors, in the U.S. and internationally. Rewards costs for the three months ended June 30, 2006 reflected a $62 million ($40 million after-tax) charge related to certain adjustments made to the Membership Rewards reserve model outside the U.S. Rewards costs for the three months ended March 31, 2006 reflected a $112 million ($73 million after-tax) charge related to certain adjustments made to the Membership Rewards reserve model in the U.S. These adjustments to the Membership Rewards reserve models related to a higher ultimate redemption rate assumption to reflect program redemption trends over the past five years. Prior ultimate redemption rate calculations utilized redemption trends since the inception of the various programs.

     RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective as of January 1, 2007.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48) is an interpretation which clarifies FASB Statement No. 109, "Accounting for Income Taxes." This Statement addresses uncertainty in income taxes recognized in an enterprise's financial statements and prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in a tax return. Any cumulative impact resulting from the adoption of FIN 48 would be recorded as an adjustment to beginning retained earnings.

     Statement of Financial Accounting Standards (SFAS) No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" simplifies the accounting for servicing assets and liabilities.

     SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" addresses the application of beneficial interests in securitized financial assets.

     The Company is currently evaluating the impact of these recently issued accounting standards on the Company's Consolidated Financial Statements.

2.   DISCONTINUED OPERATIONS

     On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking operations in Brazil for approximately $470 million. The international banking portion of the transaction generated a net after-tax loss of $22 million that is reported in discontinued operations as the Company has exited banking activities within Brazil. Financial results for these operations prior to the second quarter of 2006 have not been reclassified as discontinued operations because such results are not material.

     On September 30, 2005, the Company completed the distribution of Ameriprise common stock to the Company's shareholders in a tax-free transaction for U.S. federal income tax purposes. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of TBS.

     The operating results and cash flows of discontinued operations are presented separately in the Company's Consolidated Financial Statements and the notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted. Summary operating results of the discontinued operations for the three and six months ended June 30, 2006 and 2005 were:

                                                          Three Months Ended       Six Months Ended
                                                               June 30,                June 30,
                                                         -------------------      -------------------
     (Millions)                                            2006       2005          2006       2005
                                                         --------   --------      --------   --------
     Revenues                                            $      9   $  1,918      $      9   $  3,820
                                                         ========   ========      ========   ========

     Pretax (loss) income from discontinued
       operations                                        $    (55)  $    198      $    (60)  $    485
     Income tax (benefit) provision                           (28)        45           (30)       131
                                                         --------   --------      --------   --------
     (Loss) Income from discontinued operations,
       net of tax                                        $    (27)  $    153      $    (30)  $    354
                                                         ========   ========      ========   ========

3.   GUARANTEES

     The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). In the hypothetical scenario that all claims occur within the next 12 months, the aggregate maximum amount of undiscounted future payments associated with such guarantees would not exceed $100 billion at June 30, 2006 and $96 billion at December 31, 2005. The total amount of related liability accrued at June 30, 2006 and December 31, 2005 for such programs was $196 million and $203 million, respectively,

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     which management believes to be adequate based on actual experience. The Company generally has no collateral or other recourse provisions related to these guarantees. Expenses relating to actual claims under these guarantees were not material for the three and six months ended June 30, 2006 and 2005.

     The Company provides various guarantees to its international banking customers in the ordinary course of business that are also within the scope of FIN 45, including financial letters of credit, performance guarantees and financial guarantees. Generally, these guarantees range in term from three months to one year. The Company receives a fee related to these guarantees, many of which help to facilitate customer cross-border transactions. At June 30, 2006, the Company held approximately $915 million of collateral supporting these guarantees. The maximum amount of undiscounted future payments for these guarantees is approximately $1 billion at June 30, 2006 and December 31, 2005. The total amount of related liability accrued at June 30, 2006 and December 31, 2005 for such programs was $3 million.

4.   COMPREHENSIVE INCOME

     The components of comprehensive income, net of related tax, for the three and six months ended June 30, 2006 and 2005 were as follows:

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                         -------------------    -------------------
     (Millions)                                            2006       2005        2006       2005
                                                         --------   --------    --------   --------
     Net income                                          $    945   $  1,013    $  1,818   $  1,959
     Change in:
       Net unrealized securities (losses) gains               (88)       462        (166)       (49)
       Net unrealized derivative gains                         23        (20)         33        135
       Foreign currency translation adjustments               137        (23)        174        (40)
                                                         --------   --------    --------   --------
     Total                                               $  1,017   $  1,432    $  1,859   $  2,005
                                                         ========   ========    ========   ========

5.   RETIREMENT PLANS

     The components of the net pension cost included in continuing operations for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," were as follows:

                                                         Three Months Ended       Six Months Ended
                                                              June 30,                June 30,
                                                         -------------------    -------------------
     (Millions)                                            2006       2005        2006       2005
                                                         --------   --------    --------   --------
     Service cost                                        $     29   $     26    $     58   $     52
     Interest cost                                             31         29          62         58
     Expected return on plan assets                           (37)       (35)        (74)       (70)
     Amortization of prior service cost                         1          -           1          -
     Recognized net actuarial loss                              9          7          19         14
     Settlement/curtailment loss                                -          2           1          4
                                                         --------   --------    --------   --------
     Net periodic pension benefit cost                   $     33   $     29    $     67   $     58
                                                         ========   ========    ========   ========

     In addition, the net periodic postretirement benefit expense recognized for the three months ended June 30, 2006 and 2005 was $10 million and $9 million, respectively, and $20 million and $18 million for the six months ended June 30, 2006 and 2005, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   STOCK-BASED COMPENSATION

     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123 (R))," using the modified prospective application. The adoption did not have a material impact on the Company's Consolidated Financial Statements since the Company has been expensing share based awards granted after January 1, 2003 under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Included in net income is expense of $15 million and $16 million after-tax for the three months ended June 30, 2006 and 2005, respectively, and $28 million and $39 million after-tax for the six months ended June 30, 2006 and 2005, respectively, related to stock options granted January 1, 2003 or later.

     The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123 (R) for all outstanding and unvested stock options and other stock-based compensation for the three and six months ended June 30, 2005:

                                                                      Three Months Ended    Six Months Ended
     (Millions, except per share amounts)                                June 30, 2005        June 30, 2005
                                                                      ------------------    ----------------
     Net income as reported:                                          $            1,013    $          1,959
       Add: Stock-based employee compensation
         included in reported net income, net of
         related tax effects (a)                                                      54                 121
       Deduct: Total stock-based employee
         compensation expense determined under fair
         value based method, net of related tax effects (a)                          (55)               (130)
                                                                      ------------------    ----------------
     Pro forma net income                                             $            1,012    $          1,950
                                                                      ==================    ================
     Basic EPS:
       As reported                                                    $             0.82    $           1.59
       Pro forma                                                      $             0.82    $           1.58
     Diluted EPS:
       As reported                                                    $             0.81    $           1.56
       Pro forma                                                      $             0.81    $           1.55

     (a) Includes amounts related to discontinued operations as well as $9 million and $18 million in expense for portfolio grants in the three and six months ended June 30, 2005, respectively, included in other compensation expense prior to adoption of SFAS 123(R).

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   EARNINGS PER COMMON SHARE

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three and six months ended June 30, 2006 and 2005 are as follows:

                                                                          Three Months Ended              Six Months Ended
                                                                               June 30,                       June 30,
                                                                     ----------------------------   ----------------------------
     (Millions, except per share amounts)                                2006            2005           2006            2005
                                                                     ------------    ------------   ------------    ------------
     NUMERATOR:
       Income from continuing operations                             $        972    $        860   $      1,848    $      1,605
       (Loss) Income from discontinued operations, net of tax                 (27)            153            (30)            354
                                                                     ------------    ------------   ------------    ------------
       Net income                                                    $        945    $      1,013   $      1,818    $      1,959
                                                                     ------------    ------------   ------------    ------------
     DENOMINATOR:
       Basic: Weighted-average shares outstanding during the
              period                                                        1,217           1,231          1,224           1,235
       Add: Dilutive effect of stock options, restricted
            stock awards and other dilutive securities                         25              23             26              24
                                                                     ------------    ------------   ------------    ------------
       Diluted                                                              1,242           1,254          1,250           1,259
                                                                     ------------    ------------   ------------    ------------
     BASIC EPS:
       Income from continuing operations                             $       0.80    $       0.70   $       1.51    $       1.30
       (Loss) Income from discontinued operations                           (0.02)           0.12          (0.02)           0.29
                                                                     ------------    ------------   ------------    ------------
       Net income                                                    $       0.78    $       0.82   $       1.49    $       1.59
                                                                     ------------    ------------   ------------    ------------
     DILUTED EPS:
       Income from continuing operations                             $       0.78    $       0.69   $       1.48    $       1.27
       (Loss) Income from discontinued operations                           (0.02)           0.12          (0.03)           0.29
                                                                     ------------    ------------   ------------    ------------
       Net income                                                    $       0.76    $       0.81   $       1.45    $       1.56
                                                                     ------------    ------------   ------------    ------------

     For the three months ended June 30, 2006 and 2005, the dilutive effect of stock options excludes 6 million and 20 million options, respectively, from the computation of diluted EPS because inclusion of the options would have been anti-dilutive. Similarly, the number of these excluded stock options for the six months ended June 30, 2006 and 2005 was 6 million and 19 million, respectively. See Notes 8 and 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for discussion of the Company's convertible debentures, including the circumstances under which they would affect the computation of EPS and when they would be convertible into the Company's common shares.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.   REPORTABLE OPERATING SEGMENT INFORMATION

     The following table presents certain reportable operating segment information for the three and six months ended June 30, 2006 and 2005:

                                                            Three Months Ended              Six Months Ended
                                                                 June 30,                       June 30,
                                                       ----------------------------   ----------------------------
     (Millions)                                            2006            2005           2006            2005
                                                       ------------    ------------   ------------    ------------
     REVENUES:
     U.S. Card Services                                $      3,485    $      2,976   $      6,665    $      5,753
     International Card & Global
       Commercial Services                                    2,441           2,248          4,744           4,394
     Global Network & Merchant Services                         789             691          1,494           1,329
     Corporate & Other                                          135             105            266             184
                                                       ------------    ------------   ------------    ------------
       Total                                           $      6,850    $      6,020   $     13,169    $     11,660
                                                       ============    ============   ============    ============

     INCOME (LOSS) FROM CONTINUING OPERATIONS:
     U.S. Card Services                                $        616    $        477   $      1,162    $        959
     International Card & Global
       Commercial Services                                      225             225            438             417
     Global Network & Merchant Services                         200             155            366             266
     Corporate & Other                                          (69)              3           (118)            (37)
                                                       ------------    ------------   ------------    ------------
       Total                                           $        972    $        860   $      1,848    $      1,605
                                                       ============    ============   ============    ============

9.   RESTRUCTURING CHARGES

     During the three and six months ended June 30, 2006, the Company recorded restructuring charges related to the Company's finance, international card and business travel areas. The six months ended June 30, 2006 also included initiatives in the Company's Travelers Cheque business. The charges related to severance obligations are included in human resources and the other exit costs are included in other expenses in the Company's Consolidated Statements of Income.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The following table summarizes by category the Company's restructuring charge activity for each of the Company's reportable operating segments.

                                                                INTERNATIONAL
                                                                   CARD &         GLOBAL
                                                                   GLOBAL        NETWORK &
                                                  U.S. CARD      COMMERCIAL       MERCHANT      CORPORATE
     (Millions)                                   SERVICES        SERVICES       SERVICES       & OTHER           TOTAL
                                                ----------------------------------------------------------------------------
     SEVERANCE
     Liability at December 31, 2005             $          4    $          48    $          2   $         44    $         98
       Cash paid                                          (1)             (12)              -             (6)            (19)
       Charges                                             2               11               1             (3)             11
                                                ----------------------------------------------------------------------------
     Liability at March 31, 2006                           5               47               3             35              90
       Cash paid                                          (1)             (12)              -            (10)            (23)
       Charges, net of reversals (a)                       -               20               1             12              33
       Other - non-cash related                            -               (2)              -              -              (2)
                                                ----------------------------------------------------------------------------
     Liability at June 30, 2006                            4               53               4             37              98
                                                ----------------------------------------------------------------------------

     OTHER
     Liability at December 31, 2005                        -                4               -              5               9
       Cash paid                                          (2)              (1)              -             (5)             (8)
       Charges                                             6                1               -              -               7
                                                ----------------------------------------------------------------------------
     Liability at March 31, 2006                           4                4               -              -               8
       Charges                                             -                2               -              -               2
       Other - non-cash related                           (4)              (2)              -              -              (6)
                                                ----------------------------------------------------------------------------
     Liability at June 30, 2006                            -                4               -              -               4
                                                ----------------------------------------------------------------------------
     Total liability at June 30, 2006           $          4    $          57    $          4   $         37    $        102
                                                ============================================================================

     (a) Reversals of $1 million and $3 million were recorded in U.S. Card Services and Corporate & Other, respectively.

10.  INCOME TAXES

     The Company is under continuous examination by the Internal Revenue Service and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination vary by jurisdiction. The Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions resulting from these examinations. Tax reserves have been established that the Company believes to be adequate in relation to the potential for additional assessments. Once established, reserves are adjusted when more information becomes available, a change in circumstance occurs or an event occurs necessitating a change to the reserves.

     The effective tax rate for the three and six months ended June 30, 2006 was 33 percent, up from 24 percent for the full year 2005. The 2005 full year effective tax rate reflected the impact of tax benefits related to the finalization of state tax returns and resolution of Internal Revenue Service audits of previous years' tax returns.

     The effective tax rate for the three months ended June 30, 2006 reflected higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries offset by a relatively low effective rate on the sale of the Company's card and merchant-related operations in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

     The effective tax rate for the six months ended June 30, 2006 also reflected a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in Egyptian American Bank and a relatively low effective tax rate benefit on the credit losses in Taiwan.

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

The Company generates revenue from a variety of sources including global payments, such as charge and credit cards, travel services and stored value products, including Travelers Cheques. Charge and credit cards generate revenue for the Company primarily in four different ways:

   - Discount revenue, the Company's largest single revenue source, which represents fees charged to merchants when cardmembers use their cards to purchase goods and services on our network,
   - Finance charge revenue, which is earned on outstanding balances related to the cardmember lending portfolio,
   - Card fees, which are earned for annual membership, and other commissions and fees such as foreign exchange conversion fees and card-related fees and assessments, and
   - Securitization income, net, which reflects the earnings related to cardmember loans financed through securitization activities.

In addition to funding and operating costs associated with these activities, other major expense categories are expenses related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

The Company believes that its "spend-centric" business model (that focuses on generating revenues primarily by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. For merchants, the higher spending represents greater value in the form of loyal customers and higher sales. This gives the Company the ability to earn a premium discount rate and invest in greater value-added services for merchants. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking operations in Brazil to Banco Bradesco S.A. (Bradesco), for approximately $470 million. The transaction generated a net after-tax gain of $109 million. $144 million ($131 million after-tax) of the gain relates to the card and merchant-related activities sold and is reported as a reduction to other operating expenses in the Company's continuing operations ($119 million in the International Card & Global Commercial Services segment and $25 million in the Global Network & Merchant Services segment). The Company will continue to maintain its presence in the card and merchant businesses within Brazil through its Global Network Services partnerships. A $22 million after-tax loss related to this sale of the Company's international banking business to Bradesco is reported in discontinued operations. The Company has exited banking activities within Brazil. Financial results for these operations prior to the second quarter of 2006 have not been reclassified as discontinued operations because such results are not material. Financial information and business metrics for the three and six months ended June 30, 2006 include the operating impact of the activities sold, while period end disclosures reflect the sale.

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

                       SELECTED STATISTICAL INFORMATION

(Billions, except percentages and where indicated)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Card billed business(a):
 United States                                            $      102.5    $       88.5    $      195.4    $      168.1
 Outside the United States                                        38.0            32.3            72.3            62.0
                                                          ------------    ------------    ------------    ------------
  Total                                                   $      140.5    $      120.8    $      267.7    $      230.1
                                                          ============    ============    ============    ============
Total cards-in-force (millions)(a):
 United States                                                    45.4            41.0            45.4            41.0
 Outside the United States                                        29.0            26.3            29.0            26.3
                                                          ------------    ------------    ------------    ------------
  Total                                                           74.4            67.3            74.4            67.3
                                                          ============    ============    ============    ============
Basic cards-in-force (millions)(a):
 United States                                                    34.8            31.1            34.8            31.1
 Outside the United States                                        24.1            21.8            24.1            21.8
                                                          ------------    ------------    ------------    ------------
  Total                                                           58.9            52.9            58.9            52.9
                                                          ============    ============    ============    ============
Average discount rate(b)                                          2.57%           2.59%           2.57%           2.60%
Average basic cardmember spending
  (dollars)(a)                                            $      2,821    $      2,640    $      5,437    $      5,052
Average fee per card (dollars)(a)                         $         34    $         35    $         34    $         35
Travel sales                                              $        5.9    $        5.6    $       11.2    $       10.7
Travel commissions and fees/sales                                  8.2%            8.9%            8.0%            8.7%
Worldwide Travelers Cheque and prepaid products:
   Sales                                                  $        5.1    $        4.9    $        9.3    $        9.1
   Average outstanding                                    $        7.0    $        7.1    $        6.9    $        7.1
   Average investments                                    $        7.6    $        7.7    $        7.7    $        7.8
   Investment yield(c)                                             5.0%            5.2%            5.0%            5.2%
   Tax equivalent yield - managed(c)                               7.7%            8.0%            7.7%            8.0%
International banking:
   Total loans                                            $        7.2    $        7.0    $        7.2    $        7.0
   Private banking holdings                               $       21.2    $       19.8    $       21.2    $       19.8

(a) Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Cards-in-force include proprietary cards and cards issued under network partnership agreements. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.
(b) Computed as follows: Discount Revenue from all card spending (proprietary and Global Network Services) at merchants divided by all billed business (proprietary and Global Network Services) generating discount revenue at such merchants. Only merchants acquired by the Company are included in the computation.
(c) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield - managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent. See the U.S. Card Services segment for additional information on managed basis presentation.

(Billions, except percentages and where indicated)

                                                               Three Months Ended               Six Months Ended
                                                                    June 30,                        June 30,
                                                          ----------------------------    ----------------------------
                                                              2006            2005            2006            2005
                                                          ------------    ------------    ------------    ------------
Worldwide cardmember receivables:
  Total receivables                                       $       34.7    $       31.5    $       34.7    $       31.5
  90 days past due as a % of total                                 1.8%            1.7%            1.8%            1.7%
  Loss reserves (millions):                               $        948    $        848    $        948    $        848
    % of receivables                                               2.7%            2.7%            2.7%            2.7%
    % of 90 days past due                                          150%            160%            150%            160%
  Net loss ratio as a % of charge volume                          0.24%           0.25%           0.21%           0.24%
Worldwide cardmember lending - owned
  basis(a):
  Total loans                                             $       36.3    $       28.1    $       36.3    $       28.1
  30 days past due loans as a % of total                           2.7%            2.4%            2.7%            2.4%
  Loss reserves (millions):
    Beginning balance                                     $      1,053    $        918    $        996    $        972
      Provision                                                    376             262             675             528
      Net write-offs                                              (331)           (285)           (601)           (552)
      Other                                                        (12)             (7)             16             (60)
                                                          ------------    ------------    ------------    ------------
    Ending balance                                        $      1,086    $        888    $      1,086    $        888
                                                          ============    ============    ============    ============
    % of loans                                                     3.0%            3.2%            3.0%            3.2%
    % of past due                                                  113%            133%            113%            133%
  Average loans                                           $       35.2    $       27.5    $       34.0    $       27.1
  Net write-off rate                                               3.8%            4.1%            3.5%            4.1%
  Net finance charge revenue(b)/average loans(c)                   9.6%            9.3%            9.2%            9.2%
Worldwide cardmember lending - managed basis(d):
   Total loans                                            $       56.5    $       48.8    $       56.5    $       48.8
   30 days past due loans as a % of total                          2.5%            2.3%            2.5%            2.3%
  Loss reserves (millions):
    Beginning balance                                     $      1,554    $      1,419    $      1,469    $      1,475
      Provision                                                    478             445             871             916
      Net write-offs                                              (474)           (490)           (878)           (964)
      Other                                                        (12)             (7)             84             (60)
                                                          ------------    ------------    ------------    ------------
    Ending balance                                        $      1,546    $      1,367    $      1,546    $      1,367
                                                          ============    ============    ============    ============
    % of loans                                                     2.7%            2.8%            2.7%            2.8%
    % of past due                                                  110%            121%            110%            121%
  Average loans                                           $       55.3    $       47.5    $       54.6    $       47.0
  Net write-off rate                                               3.4%            4.1%            3.2%            4.1%
  Net finance charge revenue(b)/average loans(c)                   9.5%            9.2%            9.3%            9.2%

(a) "Owned" or GAAP basis measurement reflects only cardmember loans included in the Company's Consolidated Balance Sheets.
(b)  Computed on an annualized basis.
(c) These ratios for the periods ended June 30, 2006 were revised to reflect reclassifications of interest costs from interest expense (which is included in total expenses) to cardmember lending net finance charge revenue (which is included in total revenues). These ratios were adjusted from those previously disclosed in the Company's current report on Form 8-K dated July 24, 2006 in order to conform to the Company's historical presentation. These reclassifications had no impact on the Company's consolidated or segment related pretax income, income taxes, net income, total assets, or total liabilities for all periods.

     The amount of the interest cost reclassified for the three months ended March 31, 2006 and June 30, 2006, and the six months ended June 30, 2006, was $13 million, $28 million and $41 million, respectively. Accordingly, the interest expense line item presented on the Consolidated Statements of Income for the three months ended March 31, 2006 and June 30, 2006, and the six months ended June 30, 2006, increased 32 percent, 33 percent and 33 percent, respectively, as compared with the same periods in 2005. The cardmember lending net finance charge revenue line item presented on the Consolidated Statements of Income for the three months ended March 31, 2006 and June 30, 2006, and the six months ended June 30, 2006, increased 21 percent, 32 percent and 27 percent, respectively, as compared with the same periods in 2005.

(d) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the "owned basis"
     (GAAP) information and "managed basis" information is attributable to the effects of securitization activities. See the U.S. Card Services segment for additional information on managed basis presentation.

                                      ***

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

The Company's 2006 consolidated income from continuing operations rose 13 percent to $972 million and diluted earnings per share (EPS) from continuing operations rose 13 percent to $0.78.

The Company's consolidated net income decreased 7 percent to $945 million and diluted EPS decreased 6 percent to $0.76. Net income included a loss of $27 million from discontinued operations compared to $153 million of income from discontinued operations a year ago. On a trailing 12-month basis, return on average shareholders' equity (ROE) was 30 percent, up from 23 percent a year ago.

As discussed below, results from continuing operations for the three months ended June 30, 2006 included a net gain related to the completion of the sale of the Company's card and merchant-related operations in Brazil and a charge related to certain adjustments made to the Membership Rewards reserve model outside the U.S. Results from continuing operations for the three months ended June 30, 2005 included a benefit from the recovery of September 11th related insurance claims and a tax benefit resulting from an Internal Revenue Service audit of previous years' tax returns.

REVENUES
Consolidated revenues were $6.9 billion, up 14 percent from $6.0 billion. Revenues increased due primarily to higher discount revenues, increased cardmember lending net finance charge revenue and greater securitization income, net.

Discount revenue rose 15 percent to $3.3 billion as a result of a 16 percent increase in worldwide billed business, partially offset by a lower average discount rate. The decrease in the discount rate compared to last year continues to reflect selective repricing initiatives and ongoing changes in mix of spending between various merchant segments. Selective repricing initiatives, continued changes in the mix of business and volume-related pricing discounts will likely continue to result in some erosion of the average discount rate over time. The 16 percent increase in worldwide billed business reflected a 7 percent increase in average spending per proprietary basic card and 11 percent growth in cards-in-force. Billed business related to Global Network Services increased 31 percent from a year ago. Changes in the relative values of non-U.S. currencies to the U.S. dollar had minimal impact on the reported worldwide growth rate. U.S. billed business was up 16 percent due to a 6 percent increase in average spending per proprietary basic card and 11 percent growth in cards-in-force. The growth in the U.S. billed business reflected an increase of 14 percent within the Company's consumer card business, an 18 percent increase in small business spending, and a 15 percent improvement in Corporate Services volumes.

Assuming no changes in foreign currency exchange rates from the same period in the prior year, total billed business outside the U.S. increased 17 percent reflecting double-digit proprietary growth in all regions. Within the proprietary business outside the U.S., billed business growth was driven by an 8 percent increase in average spending per proprietary basic card and an increase in cards-in-force. The increase in proprietary business outside the U.S. reflected a 15 percent increase in consumer and small business spending, and a 17 percent increase in Corporate Services volumes.

The increase in overall cards-in-force within both proprietary and Global Network Services reflected continued robust card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 1.4 million and 500,000 cards were added during the three months ended June 30, 2006, respectively.

Cardmember lending net finance charge revenue of $839 million rose 32 percent, reflecting 28 percent growth in average worldwide lending balances and a higher portfolio yield.

Securitization income, net increased 26 percent to $372 million as a higher trust portfolio yield and a decrease in trust portfolio write-offs were partially offset by greater interest expense due to a higher coupon rate paid to certificate holders.

EXPENSES
Consolidated expenses were $5.4 billion, up 10 percent from $4.9 billion for the same period in 2005. The increase in the second quarter of 2006 was primarily driven by increased marketing, promotion, rewards and cardmember services costs, higher professional services expenses, greater interest costs and higher provisions for losses and benefits. Consolidated expenses for the three month periods ended June 30, 2006 and 2005 also included $53 million and $114 million, respectively, of costs related to reengineering efforts in the Company's business travel, international card and finance areas in both periods, and within the Company's technology activities in the second quarter of 2005. Reengineering costs for the three months ended June 30, 2006 included $33 million of severance, all of which was restructuring-related and is included within human resources. Reengineering costs for the three months ended June 30, 2005 included $84 million of severance, of which $80 million was restructuring-related and is included within human resources.

Marketing, promotion, rewards and cardmember services expenses increased 16 percent to $1.7 billion compared to a year ago, reflecting greater rewards costs and higher marketing and promotion expenses. The higher rewards costs reflected volume growth, a higher redemption rate and strong cardmember loyalty program participation. In addition, rewards costs for the three months ended June 30, 2006 reflected a $62 million charge related to certain adjustments made to the Membership Rewards reserve model outside the U.S. This adjustment to the Membership Rewards reserve model related to a higher ultimate redemption rate assumption to reflect program redemption trends over the past five years. Prior ultimate redemption rate calculations utilized redemption trends since the inception of the various programs. Marketing expenses continued to reflect relatively high levels of spending related to various other business-building initiatives and the Company's ongoing global "MyLife, MyCard (SM)" advertising campaign.

Total provisions for losses and benefits increased 16 percent over last year to $730 million as the lending and investment certificate and other provisions growth of 48 percent and 7 percent, respectively, was partially offset by an 18 percent decline in the charge card provision. The increase in the lending provision was driven by a higher level of charge offs outside the U.S., primarily in Taiwan, and increased loan volumes globally, partially offset by the favorable impact of lower bankruptcy-related charge offs and strong credit quality in the U.S. As of June 30, 2006, the Company had approximately $300 million, net of reserves, of cardmember receivables and loans in Taiwan. These amounts include approximately $66 million (net of $64 million of reserves) of impaired loans that have either been restructured or are expected to be restructured as a result of certain government mandated programs. The investment certificate and other provision rose due to higher interest rates on larger investment certificate balances. The charge provision decline of 18 percent reflects the lower loss rate and improved results from collection activities.

Professional services expenses increased 21 percent to $658 million reflecting increased costs related to higher business and service-related volumes and increased credit and collection costs.

Interest expense rose 33 percent to $308 million due to a higher effective cost of funds and greater receivable balances funded by short-and long-term debt.

Other expenses decreased 7 percent to $287 million due primarily to the inclusion of the $144 million pretax gain related to the completion of the sale of the Company's card and merchant-related operations in Brazil, as compared to the September 11th related $113 million insurance settlement in 2005 as previously discussed. In addition, other expenses reflected increased business volumes in 2006. Reengineering costs for the three months ended June 30, 2006, included $20 million of non-severance exit costs of which $2 million was restructuring-related and is included within other expenses. Reengineering costs for the three months ended June 30, 2005 included $30 million of non-severance exit costs, of which $9 million was restructuring-related and is included within other expenses.

The effective tax rate was 33 percent and 23 percent for the three months ended June 30, 2006 and 2005, respectively. The second quarter of 2005 included an $87 million benefit resulting from an Internal Revenue Service audit of previous years' tax returns. The effective tax rate for the three months ended June 30, 2006 reflected higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries offset by a relatively low effective rate on the sale of the Company's card and merchant-related operations in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

(Loss) income from discontinued operations, net of tax for the three months ended June 30, 2006 and 2005 was $(27) million and $153 million, respectively. The second quarter of 2006 included a $22 million after-tax loss related to the sale of the Company's international banking business in Brazil. The three months ended June 30, 2005, primarily reflected income related to Ameriprise prior to its spin-off.

CONSOLIDATED RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND
2005

The Company's 2006 consolidated income from continuing operations rose 15 percent to $1.8 billion and diluted earnings per share (EPS) from continuing operations rose 17 percent to $1.48.

The Company's consolidated net income decreased 7 percent to $1.8 billion and diluted EPS decreased 7 percent to $1.45. Net income included a loss of $30 million from discontinued operations compared to $354 million of income from discontinued operations a year ago. On a trailing 12-month basis, return on average shareholders' equity (ROE) was 30 percent, up from 23 percent a year ago.

As discussed below, results from continuing operations for the six months ended June 30, 2006 included a net gain related to the completion of the sale of the Company's card and merchant-related operations in Brazil, a favorable impact from lower early credit write-offs, primarily related to bankruptcy legislation enacted in 2005 and lower than expected costs associated with Hurricane Katrina and a gain related to the completion of the sale of the Company's investment in Egyptian American Bank (EAB). Results for this period also reflect charges related to certain adjustments made to the Membership Rewards reserve models in the U.S. and outside the U.S., a net reduction in finance charge revenues and securitization income related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers, and a higher provision for losses in Taiwan due primarily to the impact of industry-wide credit issues.

Results from continuing operations for the six months ended June 30, 2005 included a benefit from the recovery of September 11th related insurance claims and a tax benefit resulting from an Internal Revenue Service audit of previous years' tax returns.

REVENUES
Consolidated revenues were $13.2 billion, up 13 percent from $11.7 billion in the same period a year ago. Revenues increased primarily due to higher discount revenues, increased cardmember lending net finance charge revenue and greater securitization income, net. Consolidated revenues in 2006 included a $72 million net reduction in finance charge revenues and securitization income related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

Discount revenue rose 14 percent to $6.3 billion as a result of a 16 percent increase in worldwide billed business, offset in part by a lower average discount rate. The decrease in the discount rate compared to last year reflects selective repricing initiatives and ongoing changes in mix of spending between various merchant segments. The 16 percent increase in worldwide billed business reflected an 8 percent increase in average spending per proprietary basic card and 11 percent growth in cards-in-force. Billed business related to Global Network Services increased
28 percent. U.S. billed business was up 16 percent due to a 7 percent increase in average spending per proprietary basic card and 11 percent growth in cards-in-force. The growth in the U.S. billed business reflected an increase of 14 percent within the Company's consumer card business, an 18 percent increase in small business spending and a 16 percent improvement in Corporate Services volumes.

Assuming no changes in foreign currency exchange rates from the same period in the prior year, worldwide billed business increased 17 percent driven by an 8 percent increase in spending per proprietary basic card and 11 percent growth in cards-in-force. Total billed business outside the U.S. increased 18 percent reflecting double-digit proprietary growth in all regions. Within the proprietary business outside the U.S., billed business growth was driven by a 9 percent increase in average spending per proprietary basic card and an increase in cards-in-force. The increase in proprietary business outside the U.S. reflected a 15 percent increase in consumer and small business spending, and a 20 percent increase in Corporate Services volumes.

The increase in overall cards-in-force reflected within both proprietary and Global Network Services reflected continued robust card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 2.4 million and 1.0 million cards were added during the six months ended June 30, 2006, respectively.

Cardmember lending net finance charge revenue of $1.6 billion rose 27 percent, reflecting 25 percent growth in average worldwide lending balances and a higher portfolio yield.

Securitization income, net increased 24 percent to $758 million as a higher trust portfolio yield and a decrease in trust portfolio write-offs were partially offset by greater interest expense due to a higher coupon rate paid to certificate holders and the impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

EXPENSES
Consolidated expenses were $10.4 billion, up 10 percent from $9.5 billion for the same period in 2005. The increase in 2006 was primarily driven by increased marketing, promotion, rewards and cardmember services costs, higher professional services expenses, greater interest costs, and higher provisions for losses and benefits, partially offset by lower other expenses. Consolidated expenses for the six month periods ended June 30, 2006 and 2005 also included $78 million and $135 million, respectively, of costs related to reengineering efforts in the Company's business travel, international card and finance areas in both periods, and within the Company's Travelers Cheque business in 2006 and technology activities in 2005. Reengineering costs for the six month period ended June 30, 2006 included $44 million of severance, all of which was restructuring-related and is included within human resources. Reengineering costs for the six month period ended June 30, 2005 included $102 million of severance, of which $89 million was restructuring-related and is included within human resources.

Marketing, promotion, rewards and cardmember services expenses increased 15 percent to $3.2 billion, reflecting greater rewards costs and modestly higher marketing and promotion expenses. The higher rewards costs continued to reflect volume growth, a higher redemption rate, and strong cardmember loyalty program participation. Rewards costs for the six months ended June 30, 2006 reflected a $62 million charge related to certain adjustments made to the Membership Rewards reserve model outside the U.S. and a $112 million charge related to certain adjustments made to the Membership Rewards reserve model in the U.S. These adjustments to the Membership Rewards reserve models related to a higher ultimate redemption rate assumption to reflect program redemption trends over the past five years. Prior ultimate redemption rate calculations utilized redemption trends since the inception of the various programs. Marketing expenses continued to reflect relatively high levels of spending related to various other business-building initiatives and the Company's ongoing global "MyLife, MyCard (SM)" advertising campaign although they were lower than last year, when the campaign was in its early stages.

Total provision for losses and benefits increased 14 percent over last year to $1.4 billion as the lending and investment certificate and other provisions growth of 28 percent and 34 percent, respectively, was partially offset by an 11 percent decline in the charge card provision. The increase in the lending provision was driven by a higher level of charge offs outside the U.S., primarily in Taiwan, and increased loan volumes globally, partially offset by the favorable impact of lower bankruptcy-related charge offs, lower than expected costs related to Hurricane Katrina and strong credit quality in the U.S. The investment certificate and other provision rose due to higher interest rates on larger investment certificate balances. The charge provision decline of 11 percent reflects the lower loss rate and improved results from collection activities.

Professional services expenses increased 18 percent to $1.2 billion reflecting increased technology costs related to higher business and service-related volumes and increased credit and collection costs.

Interest expense rose 33 percent to $574 million due to a higher effective cost of funds and higher receivable balances funded by short-and long-term debt.

Other expenses decreased 9 percent to $565 million due primarily to the $144 million net gain related to the completion of the sale of the Company's card and merchant-related operations in Brazil, and the $88 million gain related to the completion of the sale of the Company's investment in EAB in 2006, as compared to the September 11th related $113 million insurance settlement in 2005 as previously discussed. In addition, other expenses reflect increased business volumes in 2006. Reengineering costs for the six months ended June 30, 2006, included $34 million of non-severance exit costs of which $9 million was restructuring-related and is included within other expenses. Reengineering costs for the six months ended June 30, 2005 included $33 million of non-severance exit costs, of which $10 million was restructuring-related and is included within other expenses.

The effective tax rate was 33 percent and 27 percent for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the six months ended June 30, 2005 reflected an $87 million benefit resulting from an Internal Revenue Service audit of previous years' tax returns. The effective tax rate for the six months ended June 30, 2006, reflected a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in EAB, a relatively low effective tax rate benefit on the credit losses in Taiwan and higher tax expense due to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries. These items were offset by a relatively low effective rate on the sale of the Company's card and merchant-related operations in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

(Loss) income from discontinued operations, net of tax for the six months ended June 30, 2006 and 2005 was $(30) million and $354 million, respectively. Included in the six months ended June 30, 2006 is the $22 million after-tax loss related to the sale of the Company's international banking business in Brazil. The six months ended June 30, 2005, primarily reflected income related to Ameriprise prior to its spin-off.

CONSOLIDATED LIQUIDITY AND CAPITAL RESOURCES

CAPITAL STRATEGY
The Company believes allocating capital to its businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to build shareholder value. The Company's philosophy is to retain earnings sufficient to enable it to meet its growth objectives, and, to the extent capital exceeds investment opportunities, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 28 to 30 percent return on shareholders' equity and at least 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. The Company paid dividends of $299 million during the six months ended June 30, 2006. In addition, in keeping with the Company's objectives regarding the return of excess capital to shareholders, the Board of Directors of the Company approved a 25 percent increase in the quarterly dividend on the Company's common stock from $0.12 to $0.15 per share for the dividend payable to shareholders on August 10, 2006. Including share repurchases and dividends, during the three and six months ended June 30, 2006, the Company returned approximately 118 percent and 105 percent, respectively, of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 68 percent of capital generated has been returned to shareholders.

SHARE REPURCHASES
The Company has in place a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. Common shares may also be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the six months ended June 30, 2006, the Company purchased 41 million common shares at an average price of $53.19. The Company repurchased a higher level of shares during the six months ended June 30, 2006 after activity was reduced last year due to the impact of the September 30, 2005 spin-off of Ameriprise. In May 2006, the Company's Board of Directors authorized the repurchase of an additional 200 million shares of the Company's common stock. There are approximately 199 million shares remaining at June 30, 2006 under authorizations to repurchase shares approved by the Company's Board of Directors.

CASH FLOWS
CASH FLOWS FROM OPERATING ACTIVITIES FROM CONTINUING OPERATIONS
The Company generated net cash provided by operating activities in amounts greater than net income for both the six months ended June 30, 2006 and 2005 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

CASH FLOWS FROM INVESTING ACTIVITIES FROM CONTINUING OPERATIONS
The Company's investing activities primarily include the funding of cardmember loans and receivables and the Company's Available-for-Sale investment portfolio.

For the six months ended June 30, 2006 and 2005, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans.

CASH FLOWS FROM FINANCING ACTIVITIES FROM CONTINUING OPERATIONS
The Company's financing activities primarily include the issuance of debt and taking customer deposits in addition to issuances of investment certificates. The Company also regularly repurchases its common shares.

For the six months ended June 30, 2006, net cash was provided by financing activities primarily due to a net increase in debt partially offset by a net decrease in customers' deposits and an increase in share repurchase activity. For the six months ended June 30, 2005, net cash was used in financing activities primarily due to a net decrease in total debt and share repurchase activity, partially offset by a net increase in customers' deposits.

FINANCING ACTIVITIES
The Company's funding needs are met primarily through the issuances of commercial paper, bank notes, medium-term notes, senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities and credit lines. In total, for the Company, short-term debt decreased $598 million from December 31, 2005 due to a decrease in commercial paper and borrowed funds, offset by an increase in bank notes. Long-term debt increased approximately $5.4 billion from December 31, 2005 primarily as a result of the increase in medium-term notes.

FUNDING
The Company, through its Parent Company, has the ability to issue debt or equity securities under a shelf registration filed with the Securities and Exchange Commission (SEC). At June 30, 2006, the Parent Company had $4.3 billion of debt or equity securities available for issuance under the shelf registration. In August 2006, the Parent Company issued $750 million of 6.80 percent subordinated debentures under the current shelf registrations. The subordinated debentures are due in 2036 and are automatically extendible to 2066 unless the debentures are redeemed by the Company or an event of default has occurred. The subordinated debentures are redeemable at the Company's option on or after September 1, 2016. If the Company fails to achieve specified performance measures, the Company will be required to sell shares of its common stock and apply the net proceeds to pay interest.

American Express Credit Corporation (Credco), a wholly-owned subsidiary of American Express Travel Related Services, Inc. (TRS), a wholly-owned subsidiary of the Company, also has the ability to issue debt securities under shelf registrations filed with the SEC. In conjunction therewith, during the second quarter of 2006, Credco filed a new shelf registration statement with the SEC for an unspecified amount of debt securities to be issued from time to time.
At June 30, 2006, Credco had $12.3 billion of debt securities outstanding.

American Express Canada Credit Corporation (AECCC), a wholly-owned subsidiary of Credco, has the ability to issue debt securities under a Canadian shelf registration statement. As of June 30, 2006, AECCC had approximately $1.4 billion of medium-term notes available for issuance under this shelf and had a total of $1.6 billion of total debt securities outstanding. All notes issued under this shelf are guaranteed by Credco.

TRS; American Express Centurion Bank, a wholly-owned subsidiary of TRS; Credco; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and American Express Bank Ltd. have established a program for the issuance, outside the United States, of debt instruments to be listed on the Luxemburg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program will not exceed $10.0 billion at June 30, 2006. At June 30, 2006, $4.0 billion was outstanding under this program.

At June 30, 2006, the Company maintained total bank lines of credit of $12.2 billion, of which $9.2 billion remained available under these facilities. At such date, Credco could borrow a maximum amount of $11.9 billion (including $3.0 billion outstanding) under these facilities, with a commensurate maximum $1.7 billion reduction in the amount available to the Parent Company.

The Board of Directors authorized a Parent Company commercial paper program. This program is supported by a $1.7 billion multi-purpose bank credit facility that expires incrementally through 2010. There was no Parent Company commercial paper outstanding during the six months ended June 30, 2006 and no borrowings have been made under its bank credit facility.

In conjunction with its liquidity investment portfolio, the Company entered into securities lending agreements in June 2006 with other financial institutions. Under these agreements, certain investment securities are loaned to financial institutions and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by the Company can be in the form of cash or marketable U.S. Treasury or government agency securities. The Company may only retain or sell these securities in the event of a borrower default. The Company's loaned investment securities continue to be classified as investments on the Consolidated Balance Sheet but are now considered restricted and pledged assets. The marketable securities received as collateral are not recorded in the Consolidated Balance Sheet, as the Company is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as investment income. As of June 30, 2006, approximately $1.2 billion of investment securities were loaned under these agreements.

AIRLINE INDUSTRY MATTERS
Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown." This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of business, and in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates, the Company delays payment to the airline thereby increasing cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

As part of Delta Airlines' (Delta) decision to file for protection under Chapter 11 of the Bankruptcy Code, the Company lent to Delta $350 million as part of Delta's post-petition, debtor-in-possession (DIP) financing under the Bankruptcy Code. At June 30, 2006, the remaining principal balance was $300 million. This post-petition facility continues to be structured as an advance against the Company's obligations to purchase Delta SkyMiles rewards points under the Company's co-brand and Membership Rewards agreements and began amortizing ratably on a monthly basis beginning in July 2006 and will continue through September 2007.

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

During the three months ended June 30, 2006, U.S. Card Services recognized a net decrease in income, including the credit components, of $14 million ($9 million after-tax) from net securitization activities. The net decrease consisted of $46 million of income from the securitization of $1.5 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was offset by a $60 million decrease in income related to the maturity of $2.1 billion of previously outstanding issuances. During the three months ended June 30, 2005, U.S. Card Services recognized net gains of $1 million ($1 million after-tax) from net securitization activities. The net gains consisted of $38 million of income from the securitization of $1.2 billion of cardmember loans. This amount was offset by a $37 million reduction in income related to the maturity of $1.0 billion of securitizations.

During the six months ended June 30, 2006, U.S. Card Services recognized a net decrease in income, including the credit components, of $36 million ($24 million after-tax) from net securitization activities. The net decrease consisted of $92 million of income from the securitization of $2.9 billion of cardmember loans, including the impact of the related credit reserves on the sold loans. This amount was offset by a

$128 million reduction in income related to the maturity of $3.9 billion of previously outstanding issuances. During the six months ended June 30, 2005, U.S. Card Services recognized net gains of $7 million ($5 million after-tax) from net securitization activities. The net gains consisted of $79 million of income from the securitization of $2.4 billion of cardmember loans. This amount was partially offset by a $72 million reduction in income related to the maturity of $2.0 billion of securitizations.

Management views any net gains from securitizations as discretionary benefits to be used for card acquisition expenses, which are reflected in both marketing, promotion, rewards and cardmember services, and other operating expenses. Consequently, the managed basis presentation assumes the impact of this net activity was offset by higher marketing, promotion, rewards and cardmember services expenses and other operating expenses. Accordingly, the incremental expenses, as well as the impact of the net lending securitization activity, are eliminated in the three and six months ended June 30, 2005. During the three months ended June 30, 2006, net securitization activity generated a net decrease in income, due to the impact related to more maturities than issuances, the result of which was an increase of $9 million and $5 million, respectively, in the managed basis marketing, promotion, rewards and cardmember services expenses, and human resources and other operating expenses, reflecting the assumption that spending on a GAAP basis was lower due to the net decrease in income. Similarly, during the six months ended June 30, 2006, net securitization activity generated a net decrease in income, due to the impact related to more maturities than issuances, the result of which was an increase of $22 million and $14 million, respectively, in the managed basis marketing, promotion, rewards and cardmember services expenses, and human resources and other operating expenses, reflecting the assumption that spending on a GAAP basis was lower due to the net decrease in income.

                        SELECTED INCOME STATEMENT DATA

The following tables reconcile the GAAP basis for certain U.S. Card Services income statement line items to the managed basis information, where different.

                                                              Securitization       Tax Equivalent
(Millions)                                GAAP Basis              Effect               Effect             Managed Basis
                                     -------------------   -------------------   -------------------   -------------------
Three Months Ended
  June 30,                             2006       2005       2006       2005       2006       2005       2006       2005
                                     --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card
    fees and other                   $  2,514   $  2,233   $     44   $     51   $     54   $     57   $  2,612   $  2,341
  Cardmember lending:
   Finance charge revenue                 814        587        726        618                            1,540      1,205
   Interest expense                       215        140        257        164                              472        304
                                     --------   --------   --------   --------                         --------   --------
    Net finance charge revenue            599        447        469        454                            1,068        901
  Securitization income, net              372        296       (372)      (296)                               -          -
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Total revenues                     3,485      2,976        141        209         54         57      3,680      3,242
                                     --------   --------   --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards
    and cardmember services             1,106        974          9         (1)                           1,115        973
  Provision for losses                    351        367        127        210                              478        577
  Human resources and other
    operating expenses                  1,108        938          5          -                            1,113        938
                                     --------   --------   --------   --------                         --------   --------
     Total expenses                     2,565      2,279   $    141   $    209                            2,706      2,488
                                     --------   --------   --------   --------   --------   --------   --------   --------
Pretax segment income                     920        697                               54         57        974        754
Income tax provision                      304        220                         $     54   $     57   $    358   $    277
                                     --------   --------                         --------   --------   --------   --------
Segment income                       $    616   $    477
                                     ========   ========

                                                              Securitization       Tax Equivalent
(Millions)                                GAAP Basis              Effect               Effect             Managed Basis
                                     -------------------   -------------------   -------------------   -------------------
Six Months Ended
  June 30,                             2006       2005       2006       2005       2006       2005       2006       2005
                                     --------   --------   --------   --------   --------   --------   --------   --------
Revenues:
  Discount revenue, net card
    fees and other                   $  4,828   $  4,292   $     92   $    104   $    109   $    114   $  5,029   $  4,510
  Cardmember lending:
   Finance charge revenue               1,488      1,109      1,459      1,227                            2,947      2,336
   Interest expense                       409        260        504        304                              913        564
                                     --------   --------   --------   --------                         --------   --------
    Net finance charge revenue          1,079        849        955        923                            2,034      1,772
  Securitization income, net              758        612       (758)      (612)                               -          -
                                     --------   --------   --------   --------   --------   --------   --------   --------
     Total revenues                     6,665      5,753        289        415        109        114      7,063      6,282
                                     --------   --------   --------   --------   --------   --------   --------   --------
Expenses:
  Marketing, promotion, rewards
    and cardmember services             2,140      1,811         22         (5)                           2,162      1,806
  Provision for losses                    658        709        253        422                              911      1,131
  Human resources and other
   operating expenses                   2,151      1,833         14         (2)                           2,165      1,831
                                     --------   --------   --------   --------                         --------   --------
     Total expenses                     4,949      4,353   $    289   $    415                            5,238      4,768
                                     --------   --------   --------   --------   --------   --------   --------   --------
Pretax segment income                   1,716      1,400                              109        114      1,825      1,514
Income tax provision                      554        441                         $    109   $    114   $    663   $    555
                                     --------   --------                         --------   --------   --------   --------
Segment income                       $  1,162   $    959
                                     ========   ========

                       SELECTED STATISTICAL INFORMATION

(Billions, except percentages and where indicated)

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2006        2005        2006        2005
                                                               --------    --------    --------    --------
Card billed business                                           $   83.9    $   72.8    $  159.2    $  137.8
Total cards-in-force (millions)                                    39.1        36.1        39.1        36.1
Basic cards-in-force (millions)                                    28.9        26.5        28.9        26.5
Average quarterly basic cardmember
  spending (dollars)                                           $  2,925    $  2,769    $  5,619    $  5,277
U.S. Consumer Travel
  Travel sales                                                 $    0.7    $    0.5    $    1.2    $    0.9
  Travel commissions and fees/sales                                 8.5%        8.8%        8.3%        8.8%
Worldwide Travelers Cheque and prepaid products:
  Sales                                                        $    5.1    $    4.9    $    9.3    $    9.1
  Average outstanding                                          $    7.0    $    7.1    $    6.9    $    7.1
  Average investments                                          $    7.6    $    7.7    $    7.7    $    7.8
  Investment yield(a)                                               5.0%        5.2%        5.0%        5.2%
  Tax equivalent yield - managed(a)                                 7.7%        8.0%        7.7%        8.0%
Total segment assets                                           $   70.8    $   60.9    $   70.8    $   60.9
Segment capital                                                $    4.7    $    4.5    $    4.7    $    4.5
Return on segment capital(b)                                       41.8%       39.2%       41.8%       39.2%
Cardmember receivables:
  Total receivables                                            $   18.5    $   16.8    $   18.5    $   16.8
  90 days past due as a % of total                                  2.3%        2.0%        2.3%        2.0%
  Net loss ratio as a % of charge volume                           0.28%       0.29%       0.24%       0.27%
Cardmember lending - owned basis(c):
  Total loans                                                  $   27.6    $   20.9    $   27.6    $   20.9
  30 days past due loans as a % of total                            2.5%        2.3%        2.5%        2.3%
  Average loans                                                $   26.4    $   20.3    $   25.3    $   19.9
  Net write-off rate                                                2.9%        3.9%        2.7%        3.9%
  Net finance charge revenue(d)/average loans                       9.1%        8.8%        8.6%        8.6%
Cardmember lending - managed basis(e):
  Total loans                                                  $   47.8    $   41.6    $   47.8    $   41.6
  30 days past due loans as a % of total                            2.4%        2.2%        2.4%        2.2%
  Average loans                                                $   46.5    $   40.3    $   46.0    $   39.9
  Net write-off rate                                                2.9%        4.0%        2.7%        4.0%
  Net finance charge revenue(d)/average loans                       9.2%        8.9%        8.9%        9.0%

(a) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield - managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) "Owned" or GAAP basis measurement reflects only cardmember loans included in the Company's Consolidated Balance Sheets.
(d)  Computed on an annualized basis.
(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. As discussed above, the difference between the "owned basis" (GAAP) information and "managed basis" information is attributable to the effects of securitization activities.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND
2005

The following discussion of U.S. Card Services' segment results of operations for the three and six months ended June 30, 2006 and 2005 is presented on a managed basis.

U.S. Card Services reported segment income of $616 million for the three months ended June 30, 2006, a 29 percent increase from $477 million for the same period a year ago. For the six months ended June 30, 2006, U.S. Card Services reported segment income of $1.2 billion, a 21 percent increase from $959 million for the same period a year ago.

U.S. Card Services' revenues increased 14 percent and 12 percent for the three and six months ended June 30, 2006, respectively, compared to a year ago due to higher discount revenue, net card fees and other and increased cardmember lending net finance charge revenue. Discount revenue, net card fees and other of $2.6 billion and $5.0 billion for the three and six months ended June 30, 2006, respectively, rose 12 percent from a year ago largely due to increases in billed business volumes. The 15 percent and 16 percent increase in billed business for the three and six months ended June 30, 2006, respectively, reflected a 6 percent increase in spending per proprietary basic card for both three and six months ended June 30, 2006, and an 8 percent growth in cards-in-force for the three and six months ended June 30, 2006. Within the U.S. consumer business, billed business grew 14 percent and small business volumes rose 18 percent during the three and six months ended June 30, 2006. Cardmember lending net finance charge revenue of $1.1 billion and $2.0 billion for the three and six months ended June 30, 2006, respectively, rose 19 percent and 15 percent as compared to a year ago, primarily due to 15 percent growth in the average lending balances for both periods as compared to a year ago and a higher net portfolio yield. For the six months ended June 30, 2006, net finance charge revenue was reduced by higher than anticipated cardmember completion of consumer debt repayment programs and associated payment waivers.

U.S. Card Services' expenses increased 9 percent and 10 percent for the three and six months ended June 30, 2006, respectively, primarily due to higher marketing, promotion, rewards and cardmember services costs, greater human resources expenses and other operating expenses partially offset by lower provision for losses.

Marketing, promotion, rewards and cardmember services expenses of $1.1 billion and $2.2 billion for the three and six months ended June 30, 2006, respectively, increased 15 percent and 20 percent as compared to the same periods a year ago, due to the charge related to a higher ultimate redemption rate within the Membership Rewards reserve in the U.S. discussed previously, higher volume-related rewards costs, and increased marketing and promotion costs due to the continuation of business-building activities. Total provisions for losses decreased 17 percent and 19 percent to $478 million and $911 million for the three and six months ended June 30, 2006, respectively, reflecting a lower level of bankruptcy-related charge offs, improved collections and continued strong credit quality, partially offset by the impact of strong volume and loan growth. Human resources and other operating expenses of $1.1 billion and $2.2 billion for the three and six months ended June 30, 2006, respectively, increased 19 percent and 18 percent from a year ago. The increase was due to higher interest expense, greater professional services expenses related to credit and collection activities, higher technology development costs, increased human resources costs and higher operating expenses reflecting volume-related costs.

On a managed basis, as compared to 2005, the Company has economically hedged a smaller percentage of its expected interest rate exposure related to its U.S. Card Services businesses. This decrease along with higher interest rates and volume related additional borrowings contributed to the higher funding costs. As of June 30, 2006, the Company is substantially less economically hedged for 2007 and beyond.

The effective tax rate was 37 percent for the three months ended June 30, 2006 and 2005, and 36 percent and 37 percent for the six months ended June 30, 2006 and 2005, respectively.

INTERNATIONAL CARD & GLOBAL COMMERCIAL SERVICES

                        SELECTED INCOME STATEMENT DATA

(Millions)                                                      Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2006        2005        2006        2005
                                                               --------    --------    --------    --------
Revenues:
  Discount revenue, net card fees and other                    $  2,241    $  2,083    $  4,350    $  4,065
  Cardmember lending:
    Finance charge revenue                                          308         251         601         498
    Interest expense                                                108          86         207         169
                                                               --------    --------    --------    --------
      Net finance charge revenue                                    200         165         394         329
                                                               --------    --------    --------    --------
        Total revenues                                            2,441       2,248       4,744       4,394
                                                               --------    --------    --------    --------
Expenses:
  Marketing, promotion, rewards and cardmember
    services                                                        410         328         753         638
  Provision for losses and benefits                                 364         239         713         467
  Human resources and other operating expenses                    1,373       1,437       2,673       2,803
                                                               --------    --------    --------    --------
        Total expenses                                            2,147       2,004       4,139       3,908
                                                               --------    --------    --------    --------
Pretax segment income                                               294         244         605         486
Income tax provision                                                 69          19         167          69
                                                               --------    --------    --------    --------
Segment income                                                 $    225    $    225    $    438    $    417
                                                               ========    ========    ========    ========

                       SELECTED STATISTICAL INFORMATION

(Billions, except percentages and where indicated)

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2006        2005        2006        2005
                                                               --------    --------    --------    --------
Card billed business                                           $   49.2    $   42.5    $   94.4    $   81.6
Total cards-in-force (millions)(c)                                 22.2        22.0        22.2        22.0
Basic cards-in-force (millions)                                    17.8        17.5        17.8        17.5
Average quarterly basic cardmember
   spending (dollars)                                          $  2,654    $  2,449    $  5,153    $  4,723
Global Corporate & International Consumer Travel
  Travel sales                                                 $    5.2    $    5.1    $   10.0    $    9.7
  Travel commissions and fees/sales                                 8.1%        8.8%        8.0%        8.6%
International banking:
  Total loans                                                  $    7.2    $    7.0    $    7.2    $    7.0
  Private banking holdings                                     $   21.2    $   19.8    $   21.2    $   19.8
Total segment assets                                           $   55.3    $   49.7    $   55.3    $   49.7
Segment capital                                                $    4.3    $    3.9    $    4.3    $    3.9
Return on segment capital(a)                                       22.6%       21.8%       22.6%       21.8%
Cardmember receivables:
  Total receivables                                            $   15.8    $   14.7    $   15.8    $   14.7
  90 days past due as a % of total                                  1.3%        1.3%        1.3%        1.3%
  Net loss ratio as a % of charge volume                           0.18%       0.20%       0.17%       0.21%
Cardmember lending:
  Total loans                                                  $    8.7    $    7.2    $    8.7    $    7.2
  30 days past due loans as a % of total                            3.2%        2.7%        3.2%        2.7%
  Average loans                                                $    8.8    $    7.1    $    8.6    $    7.2
  Net write-off rate                                                6.4%        4.8%        5.9%        4.6%
  Net finance charge revenue(b)/average loans                       9.1%        9.3%        9.2%        9.3%

(a) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(b)  Computed on an annualized basis.
(c) Second quarter 2006 cards-in-force reflect the transfer of 1.3 million proprietary cards in Brazil to the Global Network & Merchant Services' segment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND
2005

International Card & Global Commercial Services reported segment income of $225 million for the three months ended June 30, 2006 and 2005. For the six months ended June 30, 2006 and 2005, International Card & Global Commercial Services reported segment income of $438 million and $417 million, respectively, a 5 percent increase from the same period a year ago.

International Card & Global Commercial Services' discount revenue, net card fees and other revenues of $2.2 billion and $4.4 billion for the three and six months ended June 30, 2006, respectively, rose 8 percent and 7 percent compared to a year ago, driven primarily by the higher level of card spending, increased card-related fees, partially offset by a decline in travel commissions and fees. The 16 percent increase in billed business for the three and six months ended June 30, 2006, reflected an 8 percent and 9 percent increase in spending per proprietary basic card, respectively, and a 7 percent growth in cards-in-force for both periods before the transfer of cards in Brazil (cards-in-force at June 30, 2006 in the table above reflect the transfer of 1.3 million proprietary cards in Brazil to Global Network Services upon completion of the sale of the Company's card and merchant-related operations in Brazil on June 30, 2006).

For the three months ended June 30, 2006, assuming no changes in foreign currency exchange rates from the same period in the prior year, billed business and spending per proprietary basic card-in-force increased 15 percent and 8 percent, respectively. For the six months ended June 30, 2006, assuming no changes in foreign currency exchange rates from the same period in the prior year, billed business and spending per proprietary basic card-in-force increased 17 percent and 10 percent, respectively. All of the Company's major geographic regions experienced double-digit growth. International consumer and small business spending rose 15 percent for the three and six months ended June 30, 2006 and global corporate spending rose 16 percent and 18 percent for the three and six months ended June 30, 2006, respectively.

Cardmember lending net finance charge revenue of $200 million and $394 million for the three and six months ended June 30, 2006, respectively, rose 21 percent and 20 percent compared to the same period a year ago, primarily due to 24 percent and 19 percent growth in the average lending balances.

International Card & Global Commercial Services' expenses increased 7 percent and 6 percent for the three and six months ended June 30, 2006, respectively, due to increased provisions for losses and benefits, and higher marketing, promotion rewards and cardmember services expenses, partially offset by lower human resources and other operating expenses primarily due to the gains on sales of the Company's investment in EAB and its card and merchant-related operations in Brazil.

Marketing, promotion, rewards and cardmember services expenses of $410 million and $753 million for the three and six months ended June 30, 2006, respectively, increased 25 percent and 18 percent compared to a year ago, due to the higher Membership Rewards redemption rate estimate previously discussed and greater volume-related rewards costs. Total provisions for losses and benefits increased 52 percent and 53 percent for the three and six months ended June 30, 2006, respectively, principally due to a higher level of charge offs, primarily related to industry-wide credit issues in Taiwan, higher interest rates on investment certificate balances, and strong volume and loan growth. Human resources and other operating expenses decreased 4 percent and 5 percent for the three and six months ended June 30, 2006, respectively, as higher interest expense and professional services expenses, were more than offset by the $88 million gain on the sale of the Company's investment in EAB during the first quarter of 2006 and the $119 million net gain on the sale of the Company's card and merchant-related operations in Brazil during the second quarter of 2006.

The effective tax rate was 23 percent and 8 percent for the three months ended June 30, 2006 and 2005, respectively, and 28 percent and 14 percent for the six months ended June 30, 2006 and 2005, respectively. The effective tax rate for the three and six months ended June 30, 2005 reflected a $33 million tax benefit resulting from the Internal Revenue Service audit of previous years' returns. The effective tax rate for the three months ended June 30, 2006, reflected a higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries offset by a relatively low effective tax rate on the sale of the Company's card and merchant-related operations in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

The effective tax rate for the six months ended June 30, 2006 also reflected a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in EAB and a relatively low effective tax rate benefit on credit losses in Taiwan.

GLOBAL NETWORK & MERCHANT SERVICES

                        SELECTED INCOME STATEMENT DATA

(Millions)                                                      Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2006        2005        2006        2005
                                                               --------    --------    --------    --------
Revenues:
  Discount revenue, fees and other                             $    789    $    691    $  1,494    $  1,329
                                                               --------    --------    --------    --------
Expenses:
  Marketing and promotion                                           140         131         275         296
  Provision for losses                                               14          17          24          34
  Human resources and other operating expenses                      320         298         618         583
                                                               --------    --------    --------    --------
       Total expenses                                               474         446         917         913
                                                               --------    --------    --------    --------
Pretax segment income                                               315         245         577         416
Income tax provision                                                115          90         211         150
                                                               --------    --------    --------    --------
Segment income                                                 $    200    $    155    $    366    $    266
                                                               ========    ========    ========    ========

                       SELECTED STATISTICAL INFORMATION

(Billions, except percentages and where indicated)

                                                                Three Months Ended       Six Months Ended
                                                                     June 30,                June 30,
                                                               --------------------    --------------------
                                                                 2006        2005        2006        2005
                                                               --------    --------    --------    --------
Global Card billed business(a)                                 $  140.5    $  120.8    $  267.7    $  230.1
Global Network & Merchant Services:
  Total segment assets                                         $    6.2    $    4.7    $    6.2    $    4.7
  Segment capital                                              $    1.3    $    1.1    $    1.3    $    1.1
  Return on segment capital(b)                                     53.8%       54.0%       53.8%       54.0%
Global Network Services(c):
  Card billed business                                         $    7.6    $    5.8    $   14.2    $   11.1
  Total cards-in-force (millions)(d)                               13.1         9.2        13.1         9.2

(a) Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) Billed business and cards-in-force reflect the transfer, effective January 1, 2006, to International Card & Global Commercial Services' segment of corporate card accounts in certain emerging markets that had been managed within Global Network Services.
(d) Cards-in-force at June 30, 2006, reflect the transfer of 1.3 million proprietary cards in Brazil from the International Card & Global Commercial Services' segment.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND
2005

Global Network & Merchant Services reported segment income of $200 million for the three month period ended June 30, 2006, a 29 percent increase from $155 million for the same period a year ago. For the six month period ended June 30, 2006, Global Network & Merchant Services reported segment income of $366 million, a 38 percent increase from the same period a year ago.

Global Network & Merchant Services' revenues increased 14 percent and 12 percent for the three and six months ended June 30, 2006, respectively, to $789 million and $1.5 billion, due to higher discount revenue, fees and other revenues primarily due to growth in network-related discount revenues generated from the 16 percent increase in global card billed business, partially offset by the impact of the decline in the overall discount rate.

Global Network & Merchant Services' expenses increased 6 percent for the three months ended June 30, 2006, due to increased human resources and other operating expenses and greater marketing and promotion expenses. Global Network & Merchant Services' expenses remained relatively flat for the six months ended June 30, 2006 as compared to the year ago period as the first quarter of 2006 included relatively lower spending on brand-related activities.

Marketing and promotion expenses increased 7 percent for the three months ended June 30, 2006, reflecting increased merchant-related marketing activities and flat brand-related advertising costs. Marketing and promotion expenses decreased 7 percent for the six months ended June 30, 2006, reflecting lower marketing and promotion costs due to a reduction in spending on brand-related activities. Human resources and other operating expenses of $320 million and $618 million for the three and six months ended June 30, 2006, respectively, increased 7 percent and 6 percent reflecting higher business volumes and greater salary and benefit costs, and an adjustment in amortization of an intangible asset relating to an overseas joint venture. This was partially offset by the Brazil gain and a larger interest expense credit which recognizes the merchant services' accounts payable-related funding benefit.

The effective tax rate was 37 percent for the three months ended June 30, 2006 and 2005, and 37 percent and 36 percent for the six months ended June 30, 2006 and 2005, respectively.

CORPORATE & OTHER

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND
2005

Corporate & Other had net expense for the three months ended June 30, 2006 of $69 million compared with net income of $3 million for the same period a year ago. The year ago quarter reflected $112 million of the previously mentioned September 11th related insurance recovery and a $54 million tax benefit resulting from an Internal Revenue Service audit of previous years' tax returns. In addition, the comparison versus a year ago reflects efforts to eliminate overhead that was supportive of Ameriprise. For the six months ended June 30, 2006, Corporate & Other had net expense of $118 million compared with a net expense of $37 million for the same period a year ago due primarily to the items discussed above.

OTHER REPORTING MATTERS
ACCOUNTING DEVELOPMENTS

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of the loss in value of portfolios and financial instruments due to adverse changes in market variables. The Company's non-trading related market risk consists primarily of interest rate risk in the card and certificate businesses and foreign exchange risk. There were no material changes in these market risks since December 31, 2005.

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

U.S. CARD SERVICES AND GLOBAL MERCHANT SERVICES MATTERS

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company's charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) COHEN RESE GALLERY ET AL.
V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Northern District of California (filed July 2003); (ii) ITALIAN COLORS RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF JEWELER CORP. V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed December 2003); (iv) HAYAMA INC. V. AMERICAN EXPRESS COMPANY ET AL., Superior Court of California, Los Angeles County (filed December 2003); (v) CHEZ NOELLE RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed January 2004); (vi) MASCARI ENTERPRISES D/B/A SOUND STATIONS V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed January 2004);
(vii) MIMS RESTAURANT V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) THE MARCUS CORPORATION V. AMERICAN EXPRESS COMPANY ET AL., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York ("SDNY") in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY. In April 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs have appealed the Court's arbitration ruling. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. Nonetheless, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against the Marcus action.

In August 2005 a purported class action captioned PERFORMANCE LABS INC. V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC. ("TRS"), MASTERCARD INTERNATIONAL INCORPORATED, VISA USA, INC. ET AL. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company's policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 RESTAURANT CORP. V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC., MASTERCARD INTERNATIONAL INCORPORATED, VISA USA, INC. ET AL. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and LEPKOWSKI V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC., MASTERCARD INTERNATIONAL INCORPORATED, VISA USA, INC. ET AL. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepowski action was also never served. The Lepowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc. filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. This complaint challenges the Company's "Anti-Steering" rules as unlawful under the antitrust laws. As alleged by plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The plaintiffs seek only injunctive relief. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court's arbitration ruling discussed above.

In January 2006, in a matter captioned HOFFMAN, ET AL. V. AMERICAN EXPRESS TRAVEL RELATED SERVICES COMPANY, INC., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified: (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express' fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and has filed an appeal of the class certification order.

In June 2006, a putative class action captioned HOMA V. AMERICAN EXPRESS COMPANY ET AL. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the "tiered" "up to 5%" cash rebates with the Blue Cash card. The complaint seeks certification of a nationwide class consisting of "all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer." The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate.

INTERNATIONAL MATTERS

Amex Bank of Canada is a defendant in a matter captioned MARCOTTE V. BANK OF MONTREAL ET AL., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003). The action alleges that "adjustments" made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the "QCPA") and cannot be charged prior to the 21 day grace period under the QCPA. In May 2006, the Court authorized a class action against the defendants. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversion adjustments, CDN $400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs.

In March 2006, a motion to authorize a class action captioned JASMIN V. AMEX BANK OF CANADA, was filed in the Superior Court of Quebec, District of Montreal. The motion purports to claim, on behalf of a Canada-wide class of persons who were holders of an American Express Credit Card who paid their credit card account at the counter or at an automatic banking machine of an authorized financial institution, and who obtained a grace period that was less than that appearing on their statement of account and/or who were charged interest under a three- to five- day processing delay contrary to their contracts, the law respecting banks and the Civil Code of Quebec. A claim is also being made of an alleged violation of the CHARTER OF HUMAN RIGHTS AND FREEDOMS for depriving the class members of their use of property. The class claims reimbursement per class member of finance charges in the amount of CDN $75, CDN $100 in punitive damages and CDN $25 for having to pay their account early and being deprived of the use of their money, interest, fees and costs.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c)  ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended June 30, 2006.

                                                                            Total Number           Maximum
                                                                              of Shares           Number of
                                                                            Purchased as         Shares that
                                                                              Part of            May Yet Be
                                                                              Publicly            Purchased
                                   Total Number                              Announced              Under
                                     of Shares         Average Price          Plans or           the Plans or
Period                               Purchased        Paid Per Share        Programs (3)           Programs
------------------------------   ----------------   ------------------   ------------------   ------------------
April 1-30, 2006
  Repurchase program (1)                3,000,000        $ 52.86                  3,000,000           18,894,423
  Employee transactions (2)                99,850        $ 53.85                        N/A                  N/A
                                 ------------------                      ------------------

May 1-31, 2006
  Repurchase program (1)               19,697,000        $ 53.05                 19,697,000          199,197,423
  Employee transactions (2)                17,512        $ 53.65                        N/A                  N/A
                                 ------------------                      ------------------

June 1-30, 2006
  Repurchase program (1)                        -        $     -                          -          199,197,423
  Employee transactions (2)                 6,125        $ 52.85                        N/A                  N/A
                                 ------------------                      ------------------

Total
  Repurchase program (1)               22,697,000        $ 53.03
  Employee transactions (2)               123,487        $ 53.77

(1) The Board of Directors of the Company authorized the repurchase of an additional 200 million shares of common stock in May 2006. At June 30, 2006, there are approximately 199.2 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 570.8 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770.0 million shares, including purchases made under agreements with third parties.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information relating to the matter voted upon at the Company's annual meeting of shareholders held on April 24, 2006, see the information set forth under the caption "Item 4. Submission of Matter to a Vote of Security Holders" in the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006, which is incorporated herein by reference.

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


                                       AMERICAN EXPRESS COMPANY
                                       ------------------------
                                             (Registrant)


Date:  August 4, 2006                  By  /s/ Gary L. Crittenden
                                           -----------------------------------
                                           Gary L. Crittenden
                                           Executive Vice President and
                                           Chief Financial Officer


Date:  August 4, 2006                  By  /s/ Joan C. Amble
                                           -----------------------------------
                                           Joan C. Amble
                                           Executive Vice President and
                                           Comptroller
                                           (Principal Accounting Officer)

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