Form 10-Q
period 2006-09-30
AMERICAN EXPRESS CO
filed 2006-11-09
CIK 4962

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

          |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 2006

                                      or

         |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer |X|  Accelerated filer |_|  Non-accelerated filer |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                  Class                        Outstanding at October 31, 2006
Common Shares (par value $.20 per share)            1,204,773,766 shares

                           AMERICAN EXPRESS COMPANY

                                   FORM 10-Q

                                     INDEX

                                                                      Page No.
                                                                      --------
Part I.    Financial Information:

           Item 1. Financial Statements

                   Consolidated Statements of Income - Three
                   months ended September 30, 2006 and 2005                  1

                   Consolidated Statements of Income - Nine
                   months ended September 30, 2006 and 2005                  2

                   Consolidated Balance Sheets - September 30,
                   2006 and December 31, 2005                                3

                   Consolidated Statements of Cash Flows - Nine
                   months ended September 30, 2006 and 2005                  4

                   Notes to Consolidated Financial Statements           5 - 14

           Item 2. Management's Discussion and Analysis of
                   Financial Condition and Results of Operations       15 - 40

           Item 3. Quantitative and Qualitative Disclosures about
                   Market Risk                                              40

           Item 4. Controls and Procedures                             40 - 42

Part II.   Other Information:

           Item 1. Legal Proceedings                                   42 - 43

           Item 2. Unregistered Sales of Equity Securities and
                   Use of Proceeds                                          44

           Item 6. Exhibits                                                 45

           Signatures                                                       46

           Exhibit Index                                                   E-1

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                            Three Months Ended
                                                              September 30,
                                                            ------------------
                                                               2006     2005
                                                              ------   ------
Net revenues:
   Discount revenue                                           $3,259   $2,894
   Cardmember lending finance charge revenue, net of
     interest                                                    912      648
   Net card fees                                                 462      511
   Travel commissions and fees                                   427      421
   Other commissions and fees                                    620      598
   Securitization income, net                                    384      353
   Other investment and interest income, net of interest         264      246
   Other                                                         431      357
                                                              ------   ------
      Total                                                    6,759    6,028
                                                              ------   ------
Expenses:
   Marketing, promotion, rewards and cardmember services       1,589    1,492
   Human resources                                             1,213    1,197
   Provisions for losses and benefits:
      Charge card                                                257      299
      Cardmember lending                                         412      364
      Investment certificates and other                          129       76
                                                              ------   ------
         Total                                                   798      739
   Professional services                                         684      563
   Occupancy and equipment                                       375      346
   Interest                                                      324      238
   Communications                                                107      112
   Other                                                         331      261
                                                              ------   ------
      Total                                                    5,421    4,948
                                                              ------   ------
Pretax income from continuing operations                       1,338    1,080
Income tax provision                                             382      215
                                                              ------   ------
Income from continuing operations                                956      865
Income from discontinued operations, net of tax                   11      165
                                                              ------   ------
Net income                                                    $  967   $1,030
                                                              ======   ======
Earnings per Common Share ---- Basic:
   Income from continuing operations                          $ 0.79   $ 0.70
   Income from discontinued operations                          0.01     0.14
                                                              ------   ------
   Net income                                                 $ 0.80   $ 0.84
                                                              ======   ======
Earnings per Common Share ---- Diluted:
   Income from continuing operations                          $ 0.78   $ 0.69
   Income from discontinued operations                          0.01     0.13
                                                              ------   ------
   Net income                                                 $ 0.79   $ 0.82
                                                              ======   ======
Average common shares outstanding for earnings per common
   share:
   Basic                                                       1,202    1,229
                                                              ======   ======
   Diluted                                                     1,227    1,254
                                                              ======   ======
Cash dividends declared per common share                      $ 0.15   $ 0.12
                                                              ======   ======

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                       CONSOLIDATED STATEMENTS OF INCOME
                     (Millions, except per share amounts)
                                  (Unaudited)

                                                             Nine Months Ended
                                                               September 30,
                                                            ------------------
                                                               2006      2005
                                                             -------   -------
Net revenues:
   Discount revenue                                          $ 9,520   $ 8,393
   Cardmember lending finance charge revenue, net of
      interest                                                 2,467     1,877
   Net card fees                                               1,515     1,515
   Travel commissions and fees                                 1,328     1,345
   Other commissions and fees                                  1,901     1,745
   Securitization income, net                                  1,142       965
   Other investment and interest income, net of interest         813       776
   Other                                                       1,242     1,072
                                                             -------   -------
      Total                                                   19,928    17,688
                                                             -------   -------
Expenses:
   Marketing, promotion, rewards and cardmember services       4,782     4,260
   Human resources                                             3,729     3,652
   Provisions for losses and benefits:
      Charge card                                                658       748
      Cardmember lending                                       1,139       934
      Investment certificates and other                          399       278
                                                             -------   -------
         Total                                                 2,196     1,960
   Professional services                                       1,903     1,594
   Occupancy and equipment                                     1,086     1,038
   Interest                                                      898       671
   Communications                                                333       342
   Other                                                         896       882
                                                             -------   -------
      Total                                                   15,823    14,399
                                                             -------   -------
Pretax income from continuing operations                       4,105     3,289
Income tax provision                                           1,301       819
                                                             -------   -------
Income from continuing operations                              2,804     2,470
(Loss) Income from discontinued operations, net of tax           (19)      519
                                                             -------   -------
Net income                                                   $ 2,785   $ 2,989
                                                             =======   =======
Earnings per Common Share ---- Basic:
   Income from continuing operations                         $  2.30   $  2.00
   (Loss) Income from discontinued operations                  (0.01)     0.42
                                                             -------   -------
   Net income                                                $  2.29   $  2.42
                                                             =======   =======
Earnings per Common Share ---- Diluted:
   Income from continuing operations                         $  2.26   $  1.96
   (Loss) Income from discontinued operations                  (0.02)     0.42
                                                             -------   -------
   Net income                                                $  2.24   $  2.38
                                                             =======   =======
Average common shares outstanding for earnings per common
   share:
   Basic                                                       1,217     1,233
                                                             =======   =======
   Diluted                                                     1,242     1,257
                                                             =======   =======
Cash dividends declared per common share                     $  0.42   $  0.36
                                                             =======   =======

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                          CONSOLIDATED BALANCE SHEETS
                         (Millions, except share data)
                                  (Unaudited)

                                                  September 30,   December 31,
                                                       2006           2005
                                                  -------------   ------------
Assets
Cash and cash equivalents                            $  7,978       $  7,126
Accounts receivable and accrued interest:
   Cardmember receivables, less reserves: 2006,
      $947; 2005, $942                                 34,075         33,216
   Other receivables, less reserves: 2006, $52;
      2005, $66                                         2,381          2,281
Investments                                            21,575         21,334
Loans:
   Cardmember lending, less reserves: 2006,
      $1,126; 2005, $996                               37,207         32,108
   International banking, less reserves: 2006,
      $79; 2005, $64                                    7,128          7,049
   Other, less reserves: 2006, $31; 2005, $37           1,573          1,644
Land, buildings and equipment - at cost, less
   accumulated depreciation: 2006, $3,178;
   2005, $2,868                                         2,261          2,230
Other assets                                            6,753          6,972
                                                     --------       --------
   Total assets                                      $120,931       $113,960
                                                     ========       ========
Liabilities and Shareholders' Equity
Customers' deposits                                  $ 21,861       $ 24,579
Travelers Cheques outstanding                           6,949          7,175
Accounts payable                                        9,005          7,824
Investment certificate reserves                         6,165          6,872
Short-term debt                                        15,220         15,633
Long-term debt                                         39,407         30,781
Other liabilities                                      11,568         10,547
                                                     --------       --------
   Total liabilities                                  110,175        103,411
                                                     --------       --------
Shareholders' equity:
   Common shares, $.20 par value, authorized
      3.6 billion shares; issued and
      outstanding 1,204 million shares in 2006
      and 1,241 million shares in 2005                    241            248
   Additional paid-in capital                           9,140          8,652
   Retained earnings                                    1,408          1,788
   Accumulated other comprehensive income
      (loss), net of tax:
      Net unrealized securities gains                     148            137
      Net unrealized derivatives gains                     63            143
      Foreign currency translation adjustments           (225)          (400)
      Minimum pension liability                           (19)           (19)
                                                     --------       --------
   Total accumulated other comprehensive loss             (33)          (139)
                                                     --------       --------
      Total shareholders' equity                       10,756         10,549
                                                     --------       --------
   Total liabilities and shareholders' equity        $120,931       $113,960
                                                     ========       ========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Millions)
                                  (Unaudited)

                                                    Nine Months Ended
                                                      September 30,
                                                  --------------------
                                                               2005
                                                            (Revised-
                                                    2006    See Note 1)
                                                  --------   ---------
Cash Flows from Operating Activities
Net income                                        $  2,785   $  2,989
Loss (Income) from discontinued operations, net
   of tax                                               19       (519)
                                                  --------   --------
Income from continuing operations                    2,804      2,470
Adjustments to reconcile income from continuing
   operations to net cash provided by operating
   activities:
      Provisions for losses and benefits             2,186      1,986
      Depreciation and amortization                    484        443
      Deferred taxes, acquisition costs and
         other                                        (110)      (197)
      Stock-based compensation                         220        192
      Changes in operating assets and
         liabilities, net of effects of
         acquisitions and dispositions:
         Accounts receivable and accrued
            interest                                  (168)        84
         Other operating assets                       (315)     1,325
         Accounts payable and other liabilities      1,893      1,213
         Decrease in Travelers Cheques
            outstanding                               (237)      (258)
      Net cash (used in) provided by operating
         activities attributable to
         discontinued operations                        (8)       341
                                                  --------   --------
Net cash provided by operating activities            6,749      7,599
                                                  --------   --------
Cash Flows from Investing Activities
Sale of investments                                  3,344      3,304
Maturity and redemption of investments               9,440      2,990
Purchase of investments                            (12,630)    (6,819)
Net increase in cardmember loans/receivables        (7,320)    (6,230)
Proceeds from cardmember receivable
   securitizations                                      --      1,197
Maturities of cardmember receivable
   securitizations                                      --     (1,750)
Proceeds from cardmember loan securitizations        3,491      4,887
Maturities of cardmember loan securitizations       (4,435)    (4,463)
Loan operations and principal collections, net        (157)      (218)
Purchase of land, buildings and equipment             (495)      (406)
Sale of land, buildings and equipment                   42        207
Dispositions, net of cash sold                         550        190
Cash spun-off to Ameriprise                             --     (3,678)
Net cash used in investing activities
   attributable to discontinued operations              (1)      (113)
                                                  --------   --------
Net cash used in investing activities               (8,171)   (10,902)
                                                  --------   --------
Cash Flows from Financing Activities
Net (decrease) increase in customers' deposits      (2,893)     2,673
Sale of investment certificates                      3,859      3,951
Redemption of investment certificates               (4,604)    (3,187)
Net (decrease) increase in debt with maturities
   of three months or less                          (2,040)       417
Issuance of debt                                    21,354      7,895
Principal payments on debt                         (10,799)   (10,817)
Issuance of American Express common shares and
   other                                               757        867
Repurchase of American Express common shares        (2,990)    (1,654)
Dividends paid                                        (480)      (449)
Net cash provided by financing activities
   attributable to discontinued operations               1      1,377
                                                  --------   --------
Net cash provided by financing activities            2,165      1,073
Effect of exchange rate changes on cash                109        (54)
                                                  --------   --------
Net increase (decrease) in cash and cash
   equivalents                                         852     (2,284)
Cash and cash equivalents at beginning of
   period includes cash of discontinued
   operations of $2,099 in 2005                      7,126      9,907
                                                  --------   --------
Cash and cash equivalents at end of period        $  7,978   $  7,623
                                                  ========   ========

                See Notes to Consolidated Financial Statements.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.   Basis of Presentation

     The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2005. Certain reclassifications of prior period amounts have been made to conform to the current presentation, including reclassifications contained in the current report on Form 8-K dated April 5, 2006. In addition, beginning prospectively as of July 1, 2006, certain card acquisition-related costs were reclassified from other expenses to a reduction in net card fees.

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

     The Consolidated Statement of Cash Flows for the nine months ended September 30, 2005, has been revised from the presentation used in the Form 10-Q for the quarterly period ended September 30, 2005, to separately disclose the operating, investing and financing portions of the cash flows attributable to discontinued operations.

     During the three months ended September 30, 2006, the Company completed the sale of its card and merchant-related activities in Malaysia to Maybank, and its card and merchant-related activities in Indonesia to Bank Danamon for combined proceeds of $94 million. The transactions generated a gain of $33 million ($24 million after-tax), and are reported as a reduction to other expenses in the Company's continuing operations. The gain is reported within the International Card & Global Commercial Services segment. The Company will continue to maintain its presence in the card and merchant-related businesses within Malaysia and Indonesia through its Global Network Services arrangements with the acquirers.

     On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking activities in Brazil to Banco Bradesco S.A. (Bradesco), for approximately $470 million. The transaction generated a net after-tax gain of $109 million. $144 million ($131 million after-tax) of the gain relates to the card and merchant-related activities sold, and is reported as a reduction to other expenses in the Company's continuing operations ($119 million in the International Card & Global Commercial Services segment and $25 million in the Global Network & Merchant Services segment). The Company will continue to maintain its presence in the card and merchant businesses within Brazil through its Global Network Services arrangement with the acquirer. A $22 million after-tax loss related to the sale of the Company's international banking activities to Bradesco is reported in discontinued operations for banking activities the Company exited in Brazil.

     On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company's financial planning and financial services business. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of American Express Tax and Business Services, Inc. (TBS), its tax, accounting and consulting business. The operating results and cash flows related to Ameriprise and certain dispositions (including TBS) have been reflected as discontinued operations in the Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted. Note 2 provides additional information regarding discontinued operations.

     Cardmember lending finance charge revenue is presented net of interest expense of $327 million and $224 million for the three months ended September 30, 2006 and 2005, respectively, and $863 million and $605 million for the nine months ended September 30, 2006 and 2005, respectively. Other investment and interest income is presented net of interest expense of $110 million and $83 million for the three months ended September 30, 2006 and 2005, respectively, and $296 million and $231 million for the nine months ended September 30, 2006 and 2005, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The Company establishes reserves related to its Membership Rewards program to cover the cost of future reward redemptions. The Company continually evaluates its reserve methodology based on developments in redemption patterns, cost per point redeemed and other factors, in the U.S. and internationally. Rewards costs for the nine months ended September 30, 2006, reflected a $62 million ($40 million after-tax) charge recorded in the three months ended June 30, 2006, related to certain adjustments made to the Membership Rewards reserve model outside the U.S., and a $112 million ($73 million after-tax) charge recorded in the three months ended March 31, 2006, related to certain adjustments made to the Membership Rewards reserve model in the U.S. These adjustments to the Membership Rewards reserve models related to a higher ultimate redemption rate assumption to reflect program redemption trends over the past five years as management believes this is a better indicator of future redemption behavior than inception to date statistics used previously.

     Recently Issued Accounting Standards

     In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of the FASB Statements No. 87, 88, 106, and 132(R)" (SFAS
     No. 158), which requires the funded status of pension and other postretirement plans to be recorded on the balance sheet as of December 31, 2006, with a corresponding offset, net of tax effects, recorded in accumulated other comprehensive income (loss) within shareholders' equity. Under SFAS No. 158, all previously unrecognized gains and losses, prior service costs and credits, and remaining transition amounts under SFAS Nos. 87 and 106 will be recognized in accumulated other comprehensive income (loss), net of tax effects, which is a component of shareholders' equity and therefore does not result in an immediate charge to earnings. Those previously unrecognized amounts will be amortized as a component of net periodic pension expense in future periods. Effective for years ending after December 15, 2008, the measurement date for the benefit obligation and plan assets is required to be the Company's fiscal year end. The Company currently uses a September 30 measurement date.

     The Company estimates that the adoption of SFAS No. 158's balance sheet requirements at December 31, 2006, will result in a reduction to accumulated other comprehensive income (loss) within shareholders' equity of approximately $400 million to $500 million, net of tax. The Company is evaluating the impact of adopting a December 31 measurement date.

     SFAS No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" (SFAS No. 156), requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. Subsequent accounting may be elected under either the amortization method, which systematically amortizes the servicing asset or liability to income, or the fair value measurement method, which remeasures the servicing asset or liability at fair value with the changes recorded in income. Election of the fair value method is made on a class-by-class basis for each separately recognized servicing asset and liability. SFAS No. 156 applies to all financial instruments acquired or issued after December 31, 2006. The Company does not expect any impact to its Consolidated Financial Statements.

     The FASB has also recently issued the following accounting standards, which are effective after December 31, 2006. The Company is currently evaluating the impact of these recently issued accounting standards on the Company's Consolidated Financial Statements:

          - FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48), is an interpretation that clarifies the accounting for tax positions accounted for under FASB Statement No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of benefits associated with tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. FIN 48 is applicable to all tax positions as of January 1, 2007. The initial effect of adoption will be recorded in income taxes payable (in other liabilities) with an offsetting adjustment to retained earnings.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

          - SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" (SFAS No. 155), ends the temporary exemption of beneficial interests in securitized assets from the bifurcation requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 155 permits fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This will primarily affect the Company's accounting for its interest only strips, where the changes in fair value are currently recorded in accumulated other comprehensive income in shareholders' equity. Remeasurements of these hybrid financial instruments and bifurcated derivatives will be recorded in income after the adoption of this new standard. SFAS No. 155 applies to all financial instruments acquired or issued after December 31, 2006.

          - SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities measured at fair value under existing authoritative accounting pronouncements. SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial instruments without active markets, and for non-financial assets and liabilities. SFAS No. 157 also expands disclosure requirements regarding methods used to measure fair value and the effects on earnings. SFAS No. 157 is effective as of the first quarter of 2008; earlier adoption is encouraged although the Company currently does not intend to adopt early.

2.   Discontinued Operations

     On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking activities in Brazil for approximately $470 million. The international banking portion of the transaction generated an after-tax loss of $22 million reported in discontinued operations for banking activities the Company exited in Brazil. These banking activities previously were reflected in the International Card & Global Commercial Services segment. Prior to the second quarter of 2006, financial results for these operations were not reclassified as discontinued operations because such results are not material.

     On September 30, 2005, the Company completed the distribution of Ameriprise common stock to the Company's shareholders in a tax-free transaction for U.S. federal income tax purposes. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of TBS.

     The operating results and cash flows of discontinued operations are presented separately in the Company's Consolidated Financial Statements, and the Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted. Summary operating results of the discontinued operations for the three and nine months ended September 30, 2006 and 2005 were:

                                  Three Months Ended   Nine Months Ended
                                     September 30,       September 30,
                                  ------------------   -----------------
(Millions)                         2006       2005       2006    2005
                                   ----      ------      ----   ------
Net revenues                       $ --      $1,993      $  9   $5,813
                                   ====      ======      ====   ======
Pretax (loss) income from
   discontinued operations         $ (2)     $  213      $(62)  $  698
Income tax (benefit) provision      (13)(a)      48       (43)     179
                                   ----      ------      ----   ------
Income (Loss) from discontinued
   operations, net of tax          $ 11      $  165      $(19)  $  519
                                   ====      ======      ====   ======

(a) Primarily represents a tax benefit related to Ameriprise upon finalization of the Company's 2005 U.S. federal tax return.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

3.   Guarantees

     The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees that are within the scope of FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45).

     The following table provides information related to guarantees that are within the scope of FIN 45 as of September 30, 2006 and December 31, 2005:

                                       September 30, 2006                        December 31, 2005
                            ---------------------------------------------------------------------------------
                             Maximum Amount of                         Maximum Amount of
                            Undiscounted Future       Amount of       Undiscounted Future       Amount of
                                Payments (a)      Related Liability       Payments (a)      Related Liability
                                 (Billions)           (Millions)           (Billions)           (Millions)
                            ---------------------------------------------------------------------------------
Card and travel
   operations (b)                   $ 99                 $105                 $95                  $108
International banking and
   other (c)                           2                   92                   2                    98
                            ---------------------------------------------------------------------------------
Total                               $101                 $197                 $97                  $206
                            =================================================================================

(a) Calculated based on the hypothetical scenario that all claims occur within the next 12 months.
(b) Includes Credit Card Registry, Merchandise and Accounting Protection Programs, Merchant Protection and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.
(c) Includes contingent consideration obligations as well as guarantees the Company provides through its international banking business, such as financial letters of credit, performance guarantees, and financial guarantees. The international banking guarantees range in term from three months to one year. The Company receives a fee related to these guarantees, many of which help facilitate cross-border transactions. The maximum potential exposure related to the Company's international banking guarantees at both September 30, 2006 and December 31, 2005 was approximately $1 billion. The Company held collateral of approximately $1 billion related to such guarantees at both September 30, 2006 and December 31, 2005.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   Comprehensive Income

     The components of comprehensive income, net of related tax, for the three and nine months ended September 30, 2006 and 2005 were as follows:

                                           Three Months Ended   Nine Months Ended
                                              September 30,       September 30,
                                           ------------------   -----------------
(Millions)                                    2006     2005       2006     2005
                                             ------   ------     ------   ------
Net income                                   $  967   $1,030     $2,785   $2,989
Net unrealized securities gains (losses)        177     (496)        11     (545)
Net unrealized derivative (losses) gains       (113)     117        (80)     252
Foreign currency translation adjustments
   (gains (losses))                               1      (23)       175      (63)
                                             ------   ------     ------   ------
Total                                        $1,032   $  628     $2,891   $2,633
                                             ======   ======     ======   ======

5.   Retirement Plans

     The components of the net periodic pension cost included in continuing operations for all defined benefit plans accounted for under SFAS No. 87, "Employers' Accounting for Pensions," were as follows:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------
(Millions)                              2006   2005          2006    2005
                                        ----   ----         -----   -----
Service cost                            $ 28   $ 26         $  86   $  78
Interest cost                             31     29            93      88
Expected return on plan assets           (37)   (35)         (111)   (106)
Amortization of prior service cost        --     --             1       1
Recognized net actuarial loss              9      7            28      20
Settlement/curtailment loss                1      2             2       5
                                        ----   ----         -----   -----
Net periodic pension benefit cost       $ 32   $ 29         $  99   $  86
                                        ====   ====         =====   =====

     The net periodic postretirement benefit expense recognized for the three months ended September 30, 2006 and 2005, was $10 million and $9 million, respectively, and $30 million and $26 million for the nine months ended September 30, 2006 and 2005, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

6.   Stock-Based Compensation

     Effective July 1, 2005, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment (SFAS No. 123 (R))," using the modified prospective application. The adoption did not have a material impact on the Company's Consolidated Financial Statements since the Company has been expensing share-based awards granted after January 1, 2003, under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Included in net income is expense of $14 million and $13 million after-tax for the three months ended September 30, 2006 and 2005, respectively, and $41 million and $52 million after-tax for the nine months ended September 30, 2006 and 2005, respectively, related to stock options granted January 1, 2003, or later.

     The following table illustrates the effect on net income and earnings per common share (EPS) assuming the Company had followed the fair value recognition provisions of SFAS No. 123(R) for all outstanding and unvested stock options and other stock-based compensation for the nine months ended September 30, 2005:

                                                            Nine Months Ended
                                                           September 30, 2005
                                                           ------------------
(Millions, except per share amounts)
Net income as reported:                                          $2,989
   Add: Stock-based employee compensation
      included in reported net income, net of
      related tax effects (a)                                       167
   Deduct: Total stock-based employee
      compensation expense determined under fair
      value based method, net of related tax effects (a)           (177)
                                                                 ------
Pro forma net income                                             $2,979
                                                                 ======
Basic EPS:
   As reported                                                   $ 2.42
   Pro forma                                                     $ 2.42
Diluted EPS:
   As reported                                                   $ 2.38
   Pro forma                                                     $ 2.37

(a) Includes amounts related to discontinued operations as well as $18 million in expense for Portfolio Grants included in other compensation expense prior to adoption of SFAS 123(R).

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

7.   Earnings per Common Share

     Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS for the three and nine months ended September 30, 2006 and 2005, are as follows:

                                                            Three Months Ended   Nine Months Ended
                                                               September 30,       September 30,
                                                            ------------------   -----------------
(Millions, except per share amounts)                           2006     2005       2006     2005
                                                              ------   ------     ------   ------
Numerator:
   Income from continuing operations                          $  956   $  865     $2,804   $2,470
   Income (Loss) from discontinued operations, net of tax         11      165        (19)     519
                                                              ------   ------     ------   ------
   Net income                                                 $  967   $1,030     $2,785   $2,989
                                                              ======   ======     ======   ======
Denominator:
   Basic: Weighted-average shares outstanding during the
          period                                               1,202    1,229      1,217    1,233
   Add: Dilutive effect of stock options, restricted
        stock awards and other dilutive securities               25       25         25       24
                                                              ------   ------     ------   ------
   Diluted                                                     1,227    1,254      1,242    1,257
                                                              ======   ======     ======   ======
Basic EPS:
   Income from continuing operations                          $ 0.79   $ 0.70     $ 2.30   $ 2.00
   Income (Loss) from discontinued operations                   0.01     0.14      (0.01)    0.42
                                                              ------   ------     ------   ------
   Net income                                                 $ 0.80   $ 0.84     $ 2.29   $ 2.42
                                                              ======   ======     ======   ======
Diluted EPS:
   Income from continuing operations                          $ 0.78   $ 0.69     $ 2.26   $ 1.96
   Income (Loss) from discontinued operations                   0.01     0.13      (0.02)    0.42
                                                              ------   ------     ------   ------
   Net income                                                 $ 0.79   $ 0.82     $ 2.24   $ 2.38
                                                              ======   ======     ======   ======

     For the three months ended September 30, 2006 and 2005, the dilutive effect of unexercised stock options excludes 6 million and 13 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive. Similarly, the number of these excluded unexercised stock options for the nine months ended September 30, 2006 and 2005, was 6 million and 17 million, respectively. See Notes 8 and 18 to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, for discussion of the Company's convertible debentures, including the circumstances under which they would affect the computation of EPS, and when they would be convertible into the Company's common shares.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

8.   Reportable Operating Segment Information

     The Company is a leading global payments, network and travel company that is principally engaged in businesses comprising three reportable operating segments: U.S. Card Services, International Card & Global Commercial Services, and Global Network & Merchant Services. The Company considers a combination of factors when evaluating the composition of its reportable operating segments and the aggregation of operating segments with similar attributes, including economic characteristics (primarily net income metrics), products and services offered, classes of customers, product distribution channels, geographic considerations (primarily U.S. versus international), and regulatory environment considerations.

     The following table presents certain reportable operating segment information for the three and nine months ended September 30, 2006 and 2005:

                                     Three Months Ended   Nine Months Ended
                                        September 30,       September 30,
                                     ------------------   -----------------
(Millions)                              2006     2005       2006      2005
                                       ------   ------    -------   -------
Net revenues:
U.S. Card Services                     $3,534   $3,044    $10,199   $ 8,797
International Card & Global
     Commercial Services                2,287    2,212      7,031     6,606
Global Network & Merchant Services        798      693      2,292     2,022
Corporate & Other                         140       79        406       263
                                       ------   ------    -------   -------
   Total                               $6,759   $6,028    $19,928   $17,688
                                       ======   ======    =======   =======
Income (Loss) from continuing
operations:
U.S. Card Services                     $  580   $  443    $ 1,742   $ 1,402
International Card & Global
     Commercial Services                  216      249        654       666
Global Network & Merchant Services        212      141        578       407
Corporate & Other                         (52)      32       (170)       (5)
                                       ------   ------    -------   -------
   Total                               $  956   $  865    $ 2,804   $ 2,470
                                       ======   ======    =======   =======

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

9.   Restructuring Charges

     During the three months ended September 30, 2006, the Company recorded restructuring charges relating to the Company's business travel operations. During the nine months ended September 30, 2006, the Company recorded restructuring charges relating to the Company's business travel operations, Travelers Cheque, and international card businesses. The charges related to severance obligations are included in human resources. The other exit costs are included in occupancy and equipment, professional services, and other expenses in the Company's Consolidated Statements of Income. Cash payments related to remaining restructuring liabilities are expected to be completed by the end of the first quarter of 2008, except for certain lease obligations which will continue until their expiration in 2010.

     The following table summarizes by category the Company's restructuring charge activity for each of the Company's reportable operating segments.

                                                    International     Global
                                                    Card & Global   Network &
                                        U.S. Card     Commercial     Merchant   Corporate
(Millions)                               Services      Services      Services    & Other    Total
                                        ---------------------------------------------------------
Severance

Liability at December 31, 2005             $ 4          $ 48           $ 2        $ 44      $ 98
   Cash paid                                (2)          (24)           --         (16)      (42)
   Charges, net of reversals (a)             2            31             2           9        44
   Other - non-cash related                 --            (2)           --          --        (2)
                                        ---------------------------------------------------------
Liability at June 30, 2006                   4            53             4          37        98
   Cash paid                                (1)          (10)           --          (7)      (18)
   Charges, net of reversals (a)            (1)            8             3          (1)        9
   Other                                    --            (1)           (1)         (2)       (4)
                                        ---------------------------------------------------------
Liability at September 30, 2006              2            50             6          27        85
                                        ---------------------------------------------------------
Other

Liability at December 31, 2005              --             4            --           5         9
   Cash paid                                (2)           (1)           --          (5)       (8)
   Charges                                   6             3            --          --         9
   Other - non-cash related                 (4)           (2)           --          --        (6)
                                        ---------------------------------------------------------
Liability at June 30, 2006                  --             4            --          --         4
   Cash paid                                --            (2)           --          --        (2)
   Charges                                  --             1            --          --         1
                                        ---------------------------------------------------------
Liability at September 30, 2006             --             3            --          --         3
                                        ---------------------------------------------------------
Total liability at September 30, 2006      $ 2          $ 53           $ 6        $ 27      $ 88
                                        =========================================================

(a) Reversals of $1 million and $2 million in U.S. Card Services, $1 million and $1 million in International Card & Global Commercial Services, and $1 million and $4 million in Corporate & Other, were recorded for the three and nine months ended September 30, 2006, respectively.

                           AMERICAN EXPRESS COMPANY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

     The following table summarizes the total charges cumulatively incurred to date through September 30, 2006. The Company makes decisions on restructuring initiatives as the economic environment dictates. As of September 30, 2006, the total expected expenses to be incurred for previously approved restructuring activities is not expected to be materially different than the cumulative expenses incurred to date.
     The amounts in the table below relate to restructuring programs that were not completed prior to 2006, and that were initiated at various dates between the fourth quarter of 2004 and the third quarter of 2006.


                                          Cumulative Restructuring Expense Incurred to Date
                                      ---------------------------------------------------------
                                                  International     Global
                                                  Card & Global   Network &
                                      U.S. Card     Commercial     Merchant   Corporate
(Millions)                             Services      Services      Services    & Other    Total
                                      ---------------------------------------------------------
   Severance                             $11           $196           $ 8        $76       $291
   Other                                   2             33            --         21         56
                                      ---------------------------------------------------------
   Total                                 $13           $229           $ 8        $97       $347
                                      =========================================================

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

     The effective tax rate for the three and nine months ended September 30, 2006, was 29 percent and 32 percent, respectively, up from 24 percent for the full year 2005. The 2005 full year effective tax rate reflected the impact of tax benefits related to the finalization of certain state tax returns and resolution of IRS audits of previous years' tax returns.

     The effective tax rate for the three months ended September 30, 2006, reflected the favorable impacts of a net interest receivable from the IRS, finalization of the 2005 U.S. federal tax return, and an adjustment of 2006 projected state taxes.

     The effective tax rate for the nine months ended September 30, 2006, reflected higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries, a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in Egyptian American Bank, and a relatively low effective tax rate benefit on the credit losses in Taiwan. These items were offset by the favorable items noted above for the three months ended September 30, 2006, and a relatively low effective rate on the sale of the Company's card and merchant-related activities in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company) is a leading global payments, network and travel company. The Company offers a broad range of products including charge and credit cards; stored value products such as Travelers Cheques and gift cards; travel agency services and travel, entertainment and purchasing expense management services; network services and merchant acquisition and merchant processing for our network partners and proprietary payments businesses; and international banking products. The Company's various products are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations, and banking institutions. These products are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

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

     - Card fees, which are earned for annual membership, and other commissions and fees such as foreign exchange conversion fees and card-related fees and assessments, and

     - Securitization income, net, which reflects the net earnings related to cardmember loans financed through securitization activities.

In addition to funding and operating costs associated with these activities, other major expense categories are expenses related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

The Company believes that its "spend-centric" business model (that focuses on generating revenues primarily by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. For merchants, the higher spending represents greater value in the form of loyal customers and higher sales. This gives the Company the ability to earn a premium discount rate and invest in greater value-added services for merchants and cardmembers. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

The Company creates shareholder value by focusing on the following elements:

- Driving growth, principally organically, through related business opportunities or joint ventures and selected acquisitions;

-    Delivering returns well in excess of the Company's cost of capital; and

- Distributing excess capital to shareholders through dividends and stock repurchases.

Overall, it is management's priority to increase shareholder value over the moderate to long-term by achieving the following long-term financial targets, on average and over time, including:

-    Earnings per share growth of 12 to 15 percent;

-    Revenue growth of at least 8 percent; and

-    A target return on equity (ROE) range.

After the completion of the spin-off of Ameriprise, the Company raised its ROE target to 28 to 30 percent. Based on the Company's recent financial performance and expectations regarding the Company's future performance, the Company's targeted return on shareholders' equity has been raised to 33 to 36 percent, on average and over time. The new ROE target reflects the success of the Company's spend-centric business model and its effectiveness in capturing high spending consumer, small business, and corporate card members.

Assuming the Company achieves its financial objectives noted above, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions, and rating agency requirements.

During the three months ended September 30, 2006, the Company completed the sale of its card and merchant-related activities in Malaysia to Maybank, and its card and merchant-related activities in Indonesia to Bank Danamon for combined proceeds of $94 million. The transactions generated a gain of $33 million ($24 million after-tax), and are reported as a reduction to other expenses in the Company's continuing operations. The gain is reported within the International Card & Global Commercial Services segment. The Company will continue to maintain its presence in the card and merchant-related businesses within Malaysia and Indonesia through its Global Network Services arrangements with the acquirers.

On June 30, 2006, the Company completed the sale of its card and merchant-related activities and international banking activities in Brazil to Banco Bradesco S.A. (Bradesco), for approximately $470 million. The transaction generated a net after-tax gain of $109 million. $144 million ($131 million after-tax) of the gain relates to the card and merchant-related activities sold, and is reported as a reduction to other expenses in the Company's continuing operations ($119 million in the International Card & Global Commercial Services segment and $25 million in the Global Network & Merchant Services segment). The Company will continue to maintain its presence in the card and merchant businesses within Brazil through its Global Network Services arrangement with the acquirer. A $22 million after-tax loss related to the sale of the Company's international banking activities to Bradesco is reported in discontinued operations for banking activities the Company exited in Brazil. These banking activities previously were reflected in the International Card & Global Commercial Services segment. Prior to the second quarter of 2006, financial results for these operations were not reclassified as discontinued operations because such results are not material. Financial information and business metrics for the nine months ended September 30, 2006, include the operating impact of the activities sold, while period end disclosures reflect the sale.

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

                            American Express Company
                        Selected Statistical Information

(Billions, except percentages and where indicated)

                                                   Three Months Ended   Nine Months Ended
                                                     September 30,        September 30,
                                                   ------------------   -----------------
                                                      2006     2005       2006     2005
                                                     ------   ------     ------   ------
Card billed business(a):
   United States                                     $101.7   $ 89.6     $297.1   $257.7
   Outside the United States                           38.6     32.1      110.9     94.1
                                                     ------   ------     ------   ------
      Total                                          $140.3   $121.7     $408.0   $351.8
                                                     ======   ======     ======   ======
Total cards-in-force (millions)(a):
   United States                                       46.8     42.0       46.8     42.0
   Outside the United States                           29.7     27.0       29.7     27.0
                                                     ------   ------     ------   ------
      Total                                            76.5     69.0       76.5     69.0
                                                     ======   ======     ======   ======
Basic cards-in-force (millions)(a):
 United States                                         36.0     31.9       36.0     31.9
 Outside the United States                             25.2     22.4       25.2     22.4
                                                     ------   ------     ------   ------
      Total                                            61.2     54.3       61.2     54.3
                                                     ======   ======     ======   ======
Average discount rate(b)                               2.57%    2.58%      2.57%    2.60%
Average basic cardmember spending (dollars)(a)       $2,770   $2,610     $8,216   $7,662
Average fee per card (dollars)(a)(c)                 $   34   $   35     $   34   $   35
Travel sales                                         $  5.1   $  4.8     $ 16.3   $ 15.4
Travel commissions and fees/sales                       8.4%     8.7%       8.1%     8.7%
Worldwide Travelers Cheque and prepaid products:
      Sales                                          $  5.6   $  5.8     $ 14.9   $ 14.9
      Average outstanding                            $  7.2   $  7.3     $  7.0   $  7.2
      Average investments                            $  7.9   $  7.9     $  7.7   $  7.8
      Investment yield(d)                               4.9%     5.1%       5.0%     5.2%
      Tax equivalent yield - managed(d)                 7.5%     7.8%       7.6%     7.9%
International banking:
      Total loans                                    $  7.2   $  6.9     $  7.2   $  6.9
      Private banking holdings                       $ 22.0   $ 20.2     $ 22.0   $ 20.2

(a) Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Cards-in-force include proprietary cards and cards issued under network partnership agreements. Average basic cardmember spending and average fee per card are computed from proprietary card activities only.
(b) Computed as follows: Discount Revenue from all card spending (proprietary and Global Network Services) at merchants divided by all billed business (proprietary and Global Network Services) generating discount revenue at such merchants. Only merchants acquired by the Company are included in the computation.
(c) Average fees per card are computed based on net card fees excluding the amortization of deferred acquisition costs.
(d) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield - managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent. See the U.S. Card Services segment for additional information on managed basis presentation.

                            American Express Company
                   Selected Statistical Information (continued)

(Billions, except percentages and where indicated)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------   -----------------
                                                      2006      2005      2006      2005
                                                     ------   -------   -------   -------
Worldwide cardmember receivables:
   Total receivables                                 $ 35.0   $ 31.9    $  35.0   $  31.9
   90 days past due as a % of total                     1.8%     1.7%       1.8%      1.7%
   Loss reserves (millions):                         $  947   $  909    $   947   $   909
      % of receivables                                  2.7%     2.9%       2.7%      2.9%
      % of 90 days past due                             149%     173%       149%      173%
   Net loss ratio as a % of charge volume              0.26%    0.27%      0.23%     0.25%
Worldwide cardmember lending - owned basis(a):
   Total loans                                       $ 38.3   $ 29.9    $  38.3   $  29.9
   30 days past due loans as a % of total               2.8%     2.5%       2.8%      2.5%
   Loss reserves (millions):
      Beginning balance                              $1,086   $  888    $   996   $   972
         Provision                                      381      325      1,056       853
         Net write-offs                                (353)    (280)      (954)     (832)
         Other                                           12       19         28       (41)
                                                     ------   ------    -------   -------
      Ending balance                                 $1,126   $  952    $ 1,126   $   952
                                                     ======   ======    =======   =======
      % of loans                                        2.9%     3.2%       2.9%      3.2%
      % of past due                                     106%     128%       106%      128%
   Average loans                                     $ 37.5   $ 28.3    $  35.2   $  27.4
   Net write-off rate                                   3.8%     4.0%       3.6%      4.0%
   Net finance charge revenue(b)/average loans          9.6%     9.2%       9.4%      9.1%
Worldwide cardmember lending - managed basis(c):
   Total loans                                       $ 58.5   $ 50.6    $  58.5   $  50.6
   30 days past due loans as a % of total               2.7%     2.4%       2.7%      2.4%
   Loss reserves (millions):
      Beginning balance                              $1,546   $1,367    $ 1,469   $ 1,475
         Provision                                      512      510      1,383     1,425
         Net write-offs                                (498)    (494)    (1,376)   (1,458)
         Other                                           11       18         95       (41)
                                                     ------   ------    -------   -------
      Ending balance                                 $1,571   $1,401    $ 1,571   $ 1,401
                                                     ======   ======    =======   =======
      % of loans                                        2.7%     2.8%       2.7%      2.8%
      % of past due                                     101%     114%       101%      114%
Average loans                                        $ 57.6   $ 49.6    $  55.6   $  47.9
Net write-off rate                                      3.5%     4.0%       3.3%      4.1%
Net finance charge revenue(b)/average loans             9.6%     9.4%       9.4%      9.2%

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

Consolidated Results of Operations for the Three Months Ended September 30, 2006 and 2005

The Company's 2006 consolidated income from continuing operations rose 11 percent to $956 million and diluted earnings per share (EPS) from continuing operations rose 13 percent to $0.78.

The Company's consolidated net income decreased 6 percent to $967 million and diluted EPS decreased 4 percent to $0.79. Net income included $11 million of income from discontinued operations as compared to $165 million a year ago. On a trailing 12-month basis, return on average shareholders' equity was 34 percent, up from 24 percent a year ago.

As discussed below, results from continuing operations for the three months ended September 30, 2006, included a gain related to the sales of the Company's card and merchant-related activities in Malaysia and Indonesia. Results from continuing operations for the three months ended September 30, 2005, included a tax benefit from the resolution of a prior year tax item, and a provision to reflect the estimated costs related to Hurricane Katrina.

Net Revenues

Consolidated net revenues were $6.8 billion, up 12 percent from $6.0 billion. Net revenues increased due primarily to higher discount revenues, increased cardmember lending finance charge revenue, net of interest, greater other revenues, and increased securitization income, net, partially offset by lower net card fees. A reclassification of certain card acquisition-related costs, as described within the net card fees discussion below, suppressed consolidated net revenue growth by approximately 1 percent.

Discount revenue rose 13 percent to $3.3 billion as a result of a 15 percent increase in worldwide billed business, partially offset by a lower average discount rate. The decrease in the discount rate compared to last year continues to reflect selective repricing initiatives and ongoing changes in mix of spending between various merchant segments. Selective repricing initiatives, continued changes in the mix of business and volume-related pricing discounts will likely continue to result in some erosion of the average discount rate over time. The 15 percent increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in cards-in-force, and reflects a 62 percent increase in billed business related to Global Network Services from a year ago. A comparatively weaker U.S. dollar resulted in a 1 percent benefit in the reported worldwide growth rate.

U.S. billed business and billed business outside the U.S. were up 14 percent and 20 percent, respectively, due to increases in average spending per proprietary basic card, and growth in cards-in-force. The growth in the billed business both within the U.S. and outside the U.S. reflected increases within the Company's consumer card business, small business spending, and Corporate Services volumes. Assuming no changes in foreign currency exchange rates from the same period in the prior year, worldwide billed business increased 14 percent driven by increases in spending per proprietary basic card, and growth in cards-in-force. Total billed business outside the U.S. increased 17 percent reflecting double-digit proprietary growth in all regions except for Latin America. Excluding the impact of the sale in Brazil, Latin America also exhibited double-digit proprietary growth. Within the proprietary business outside the U.S., billed business growth was driven by an increase in average spending per proprietary basic card. The increase in proprietary business outside the U.S. reflected growth in consumer and small business spending, and an increase in Corporate Services volumes.

                                                                 Percentage Increase
                                                                 Assuming No Changes
                                                    Percentage       in Foreign
                                                     Increase     Exchange Rates(a)
                                                    ----------------------------------
Worldwide
Billed business                                         15%              14%
Average spending per proprietary basic card              6                5
Cards-in-force                                          11

U.S.
Billed business                                         14
Average spending per proprietary basic card              4
Cards-in-force                                          11
Proprietary consumer card billed business(b)            11
Proprietary small business billed business(b)           15
Proprietary Corporate Services billed business(c)       14

Outside the U.S.
Billed business                                         20               17
Average spending per proprietary basic card             11                8
Cards-in-force                                          10
Proprietary consumer and small business billed
  business(c)                                           12                9
Proprietary Corporate Services billed business(c)       18               14

(a) Assumes no changes in foreign currency exchange rates from the same period in the prior year.
(b)  Included in the U.S. Card Services segment.
(c)  Included in the International Card & Global Commercial Services segment.

The increase in overall cards-in-force within both proprietary and Global Network Services reflected continued robust card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 1.4 million and 700,000 cards were added during the three months ended September 30, 2006, respectively.

Cardmember lending finance charge revenue, net of interest rose 41 percent to $912 million, resulting from a 42 percent increase in lending finance charge revenue which was partially offset by a 46 percent increase in lending finance charge interest. The net increase is attributable to a 33 percent growth in average worldwide cardmember lending balances, and a higher net portfolio yield.

Net card fees decreased 10 percent to $462 million primarily as the benefit of card growth was offset by the reclassification of certain card acquisition-related costs, beginning prospectively July 1, 2006, from other expenses to a reduction in net card fees, and a lower average card fee. This reclassification had no effect on net income, and is not included in the average fee per card calculation.

Securitization income, net increased 9 percent to $384 million as a higher trust portfolio yield, and a decrease in trust portfolio write-offs were partially offset by greater interest expense, due to a higher coupon rate paid to certificate holders, and a lower average securitization balance.

Other revenues increased 21 percent to $431 million primarily due to fees associated with transition services agreements with Ameriprise as well as higher network partner-related fees.

Expenses

Consolidated expenses were $5.4 billion, up 10 percent from $4.9 billion for the same period in 2005. The increase in the three months ended September 30, 2006, was primarily driven by higher professional services expenses, increased marketing, promotion, rewards and cardmember services costs, greater interest costs, increased other expenses, and higher provisions for losses and benefits. Consolidated expenses for the three months ended September 30, 2006 and 2005, also included $12 million and $86 million, respectively, of reengineering costs related to restructuring efforts in the Company's business travel area in both periods and within the finance, international operations and technology activities during the three months ended September 30, 2005. Reengineering costs for the three months ended September 30, 2006, included $9 million of severance, all of which was restructuring-related and is included within human resources. Reengineering costs for the three months ended September 30, 2005, included $77 million of severance, of which $53 million was restructuring-related, and is included within human resources.

Marketing, promotion, rewards and cardmember services expenses increased 7 percent to $1.6 billion compared to a year ago, reflecting greater rewards costs, partially offset by moderately lower marketing and promotion expenses. The higher rewards costs continued to reflect volume growth, a higher estimated redemption rate, and strong cardmember loyalty program participation. Marketing expenses continued to reflect relatively high levels of spending related to various business-building initiatives, but lower costs related to the Company's ongoing global "MyLife, MyCard(SM)" advertising campaign.

Total provisions for losses and benefits increased 8 percent over last year to $798 million as the lending and investment certificate and other provisions growth of 13 percent and 70 percent, respectively, was partially offset by a 14 percent decline in the charge card provision. The increase in the lending provision was driven by increased loan volumes globally, partially offset by the favorable impact of lower bankruptcy-related charge offs, strong credit quality in the U.S., and the absence of charges for Hurricane Katrina-related reserves recorded last year. The investment certificate and other provision rose due to higher interest rates on larger investment certificate balances. The charge provision decline of 14 percent reflects the lower loss rate, the absence of charges for Hurricane Katrina-related reserves recorded last year, and improved results from collection activities.

Professional services expenses increased 21 percent to $684 million reflecting higher technology service fees, greater business and service-related volumes, and increased credit and collection costs.

Interest expense rose 36 percent to $324 million due to a higher cost of funds and increased debt funding levels in support of growth in receivables.

Other expenses increased 27 percent to $331 million partially due to increased volume and technology related costs, which were offset in part by the reclassification of certain card acquisition-related costs as discussed previously, and the gain on the sales of operations in Malaysia and Indonesia. Reengineering costs for the three months ended September 30, 2006, included $3 million of non-severance exit costs of which $1 million was restructuring-related, and is included within other expenses. Reengineering costs for the three months ended September 30, 2005, were $9 million resulting from $13 million of restructuring-related non-severance costs offset by $4 million of reversals related to other non-restructuring costs, and is included within other expenses.

The effective tax rate was 29 percent and 20 percent for the three months ended September 30, 2006 and 2005, respectively. The lower effective tax rate for the three months ended September 30, 2005, reflected a $105 million benefit resulting from the resolution of a prior year tax item related to the sale of AMEX Life in 1995. The effective tax rate for the three months ended September 30, 2006, reflected the favorable impacts of a net interest receivable from the Internal Revenue Service (IRS), finalization of the 2005 U.S. federal tax return, and an adjustment of the 2006 projected state taxes.

Income from discontinued operations, net of tax for the three months ended September 30, 2006 and 2005 was $11 million and $165 million, respectively. The three months ended September 30, 2006, primarily represents a tax benefit related to Ameriprise upon finalization of the Company's 2005 U.S. federal tax return, and the three months ended September 30, 2005, primarily reflected income related to Ameriprise prior to its spin-off.

Going forward, the Company recognizes the need to respond to increased competitive pressures within the marketplace and challenges within the economic environment. In particular, as compared to 2005, the

Company has economically hedged a smaller percentage of its expected interest rate exposure in 2006, and is substantially less economically hedged for 2007 and beyond. This decrease along with higher interest rates and higher volume-related borrowings resulted in higher funding costs in 2006 as compared with 2005. The Company expects higher funding costs to continue in 2007, due to an expected increase in higher-cost floating rate borrowings relative to fixed rate funding that matures in 2006. In addition, the Company expects that results in 2007 will not reflect the same benefit to its write-off rate that resulted from the change in U.S. bankruptcy laws in 2005, and that has favorably impacted results in 2006. The Company is focused on meeting these and other challenges in 2007 and beyond by investing in growth opportunities, by focusing on reengineering activities to control operating expense growth, and by efficiently allocating capital.

Consolidated Results of Operations for the Nine Months Ended September 30, 2006 and 2005

The Company's 2006 consolidated income from continuing operations rose 14 percent to $2.8 billion and diluted earnings per share (EPS) from continuing operations rose 15 percent to $2.26.

The Company's consolidated net income decreased 7 percent to $2.8 billion and diluted EPS decreased 6 percent to $2.24. Net income included a loss of $19 million from discontinued operations compared to $519 million of income from discontinued operations a year ago. On a trailing 12-month basis, return on average shareholders' equity was 34 percent, up from 24 percent a year ago.

As discussed below, results from continuing operations for the nine months ended September 30, 2006, included a favorable impact from lower early credit write-offs, primarily related to bankruptcy legislation enacted in 2005, and lower than expected costs associated with Hurricane Katrina, gains related to the sales of the Company's card and merchant-related activities in Brazil, investment in Egyptian American Bank (EAB), and card and merchant-related activities in Malaysia and Indonesia. Results for this period also included charges related to certain adjustments made to the Membership Rewards reserve models in the U.S. and outside the U.S., a reduction in cardmember lending finance charge revenues, net of interest, and securitization income related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers, and a higher provision for losses in Taiwan due primarily to the impact of industry-wide credit issues.

Results from continuing operations for the nine months ended September 30, 2005, included a benefit from the recovery of September 11th related insurance claims, income tax benefits from the resolution of prior years' tax items, and a provision to reflect the estimated costs related to Hurricane Katrina.

Net Revenues

Consolidated net revenues were $19.9 billion, up 13 percent from $17.7 billion in the same period a year ago. Net revenues increased primarily due to higher discount revenues, increased cardmember lending finance charge revenue, net of interest, and greater securitization income, net. Consolidated net revenues in 2006 included a $72 million net reduction in finance charge revenues and securitization income related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

Discount revenue rose 13 percent to $9.5 billion as a result of a 16 percent increase in worldwide billed business, offset in part by a lower average discount rate. The decrease in the discount rate compared to last year reflects selective repricing initiatives and ongoing changes in mix of spending between various merchant segments. The 16 percent increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in cards-in-force, and reflects a 40 percent increase in billed business related to Global Network Services from a year ago. Changes in the relative values of non-U.S. currencies to the U.S. dollar had minimal impact on the reported worldwide growth rate.

U.S. billed business and billed business outside the U.S. were up 15 percent and 18 percent, respectively, due to increases in average spending per proprietary basic card, and growth in cards-in-force. The growth in the billed business both within the U.S. and outside the U.S. reflected increases within the Company's consumer card business, small business spending, and Corporate Services volumes. Assuming no changes in foreign currency exchange rates from the same period in the prior year, worldwide billed business increased 16 percent driven by increases in spending per proprietary basic card, and growth in cards-in-force. Total billed business outside the U.S. increased 18 percent reflecting double-digit proprietary growth in all regions except for Latin America. Excluding the impact of the sale in Brazil, Latin America also exhibited double-digit proprietary growth. Within the proprietary business outside the U.S., billed business growth was driven by an increase in average spending per proprietary basic card, and an increase in cards-in-force. The increase in proprietary business outside the U.S. reflected growth in consumer and small business spending, and an increase in Corporate Services volumes.

                                                                    Percentage Increase
                                                    Percentage     Assuming No Changes in
                                                     Increase    Foreign Exchange Rates(a)
                                                    --------------------------------------
Worldwide
Billed business                                         16%                 16%
Average spending per proprietary basic card              7                   7
Cards-in-force                                          11

U.S.
Billed business                                         15
Average spending per proprietary basic card              6
Cards-in-force                                          11
Proprietary consumer card billed business(b)            13
Proprietary small business billed business(b)           17
Proprietary Corporate Services billed business(c)       16

Outside the U.S.
Billed business                                         18                  18
Average spending per proprietary basic card             10                   9
Cards-in-force                                          10
Proprietary consumer and small business billed
  business(c)                                           13                  13
Proprietary Corporate Services billed business(c)       18                  18

(a) Assumes no changes in foreign currency exchange rates from the same period in the prior year.
(b)  Included in the U.S. Card Services segment.
(c)  Included in the International Card & Global Commercial Services segment.

The increase in overall cards-in-force within both proprietary and Global Network Services reflected continued robust card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 3.8 million and 1.7 million cards were added during the nine months ended September 30, 2006, respectively.

Cardmember lending finance charge revenue, net of interest, rose 31 percent to $2.5 billion, resulting from a 34 percent increase in lending finance charge revenue which was partially offset by a 43 percent increase in lending finance charge interest. The net increase is attributable to a 28 percent growth in average worldwide cardmember lending balances, and a higher net portfolio yield.

Securitization income, net increased 18 percent to $1.1 billion as a higher trust portfolio yield, and a decrease in trust portfolio write-offs were partially offset by greater interest expense due to a higher coupon rate paid to certificate holders, a lower average securitization balance, and the impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

Other revenues increased 16 percent to $1.2 billion primarily due to fees associated with transition services agreements with Ameriprise as well as higher network partner-related fees.

Expenses

Consolidated expenses were $15.8 billion, up 10 percent from $14.4 billion for the same period in 2005. The increase in 2006 was primarily driven by increased marketing, promotion, rewards and cardmember services costs, greater professional services expenses, higher provisions for losses and benefits, and increased interest costs. Consolidated expenses for the nine month periods ended September 30, 2006 and 2005, also included $90 million and $221 million, respectively, of reengineering costs. The charges reflect expenses in connection with several initiatives relating principally to the restructuring of the Company's business travel and international operations, and the relocation of certain functions in the Company's finance and technologies operations. Reengineering costs for the nine month period ended September 30, 2006, included $53 million of severance, all of which was restructuring-related, and is included within human resources, and $37 million of non-severance exit costs, of which $10 million was restructuring-related, and is included within other expenses. Reengineering costs for the nine month period ended September 30, 2005, included $179 million of severance, of which $142 million was restructuring-related, and is included within human resources, and $42 million of non-severance exit costs, of which $23 million was restructuring-related, and is included within other expenses.

Marketing, promotion, rewards and cardmember services expenses increased 12 percent to $4.8 billion, reflecting greater rewards costs, and modestly higher marketing and promotion expenses. The higher rewards costs continued to reflect volume growth, a higher estimated ultimate redemption rate, and strong cardmember loyalty program participation. Rewards costs for the nine months ended September 30, 2006 included a $62 million charge related to certain adjustments made to the Membership Rewards reserve model outside the U.S., and a $112 million charge related to certain adjustments made to the Membership Rewards reserve model in the U.S. These adjustments to the Membership Rewards reserve models related to a higher ultimate redemption rate assumption to reflect program redemption trends over the past five years as management believes this is a better indicator of future redemption behavior than inception to date statistics used previously. Marketing expenses continued to reflect relatively high levels of spending related to various business-building initiatives, and the Company's ongoing global "MyLife, MyCard(SM)" advertising campaign, although they were lower than last year, when the campaign was in its early stages.

Total provisions for losses and benefits increased 12 percent over last year to $2.2 billion as the lending and investment certificate and other provisions growth of 22 percent and 44 percent, respectively, was partially offset by a 12 percent decline in the charge card provision. The increase in the lending provision was driven by a higher level of charge offs outside the U.S., primarily in Taiwan, and increased loan volumes globally, partially offset by the favorable impact of lower bankruptcy-related charge offs, strong credit quality in the U.S., and lower than expected costs related to Hurricane Katrina that were provided for last year. The investment certificate and other provision rose due to higher interest rates on larger investment certificate balances. Compared to last year, the charge provision declined 12 percent reflecting the lower loss rate, lower than expected costs for Hurricane Katrina losses that were provided for last year, and improved results from collection activities.

Professional services expenses increased 19 percent to $1.9 billion reflecting higher technology service fees, greater business and service-related volumes, and increased credit and collection costs.

Interest expense rose 34 percent to $898 million due to a higher cost of funds and increased debt funding levels in support of growth in receivables.

The effective tax rate was 32 percent and 25 percent for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2005, reflected benefits of $192 million resulting from the resolution of previous years' tax items. The effective tax rate for the nine months ended September 30, 2006, reflected higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries, and a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in EAB, and a relatively low effective tax rate benefit on the credit losses in Taiwan. These items were offset by the favorable impacts of a net interest receivable from the IRS, finalization of the 2005 U.S. federal tax return, an adjustment of 2006 estimated state taxes, and a relatively low effective rate on the sale of the Company's card and merchant-related operations in Brazil resulting principally from the difference between the applicable Brazil tax rate and the higher U.S. statutory rate.

(Loss) income from discontinued operations, net of tax for the nine months ended September 30, 2006 and 2005, was ($19) million and $519 million, respectively. Included in the nine months ended September 30, 2006, is a $22 million after-tax loss related to the sale of the Company's international banking business in Brazil. The nine months ended September 30, 2005, primarily reflected income related to Ameriprise prior to its spin-off.

Consolidated Liquidity and Capital Resources

Capital Strategy

The Company believes allocating capital to its businesses with a return on risk-adjusted equity in excess of their cost of capital will continue to generate shareholder value. The Company seeks to retain earnings sufficient to satisfy its growth objectives and, to the extent capital exceeds investment requirements, return excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 33 to 36 percent return on shareholders' equity and at least 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. As described above, the Company has raised its ROE targets from a range of 28 to 30 percent to a range of 33 to 36 percent. Important factors relating to ROE include the Company's revenue growth and margins, the level of capital required in its business, the mix of financings, and changes in the level of shareholders' equity over time.

The Company paid dividends of $480 million during the nine months ended September 30, 2006. In addition, in keeping with the Company's objectives regarding the return of excess capital to shareholders, the Board of Directors of the Company approved a 25 percent increase in the quarterly dividend on the Company's common stock from $0.12 to $0.15 per share for the dividend paid to shareholders on August 10, 2006, and future dividends. Including share repurchases and dividends, during the three and nine months ended September 30, 2006, the Company returned approximately 81 percent and 97 percent, respectively, of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 68 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. Common shares also may be purchased from the Company-sponsored Incentive Savings Program (ISP) to facilitate the ISP's required disposal of shares when employee-directed activity results in an excess common share position. Such purchases are made at market price without commissions or other fees. During the nine months ended September 30, 2006, the Company purchased 56 million common shares at an average price of $52.94. The Company repurchased a higher level of shares during the nine months ended September 30, 2006 after activity was reduced last year due to the impact of the September 30, 2005 spin-off of Ameriprise. In May 2006, the Company's Board of Directors authorized the repurchase of an additional 200 million shares of the Company's common stock. There are approximately 183 million shares remaining at September 30, 2006 under authorizations to repurchase shares approved by the Company's Board of Directors. For additional information regarding the Company's share repurchases during the three months ended September 30, 2006, see Item 2(c) in Part II below.

Cash Flows

Cash Flows from Operating Activities

The net cash provided by operating activities exceeded net income for both the nine months ended September 30, 2006 and 2005, primarily due to provisions for losses and benefits, which are expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company's operating liquidity needs.

Cash Flows from Investing Activities

The Company's investing activities primarily include the funding of cardmember loans and receivables and the Company's Available-for-Sale investment portfolio.

For the nine months ended September 30, 2006 and 2005, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans. Investing activity for the nine months ended September 30, 2005, also reflected cash retained by Ameriprise after the spin-off.

Cash Flows from Financing Activities

The Company's financing activities primarily include the issuance of debt, taking customer deposits, and selling investment certificates. The Company also regularly repurchases its common shares.

For the nine months ended September 30, 2006, net cash was provided by financing activities primarily due to a net increase in debt partially offset by a net decrease in customers' deposits and an increase in share repurchase activity. For the nine months ended September 30, 2005, net cash was provided by financing activities primarily due to a net increase in customers' deposits, cash provided by discontinued operations, and a net increase in investment certificates partially offset by a net decrease in total debt and share repurchase activity.

Financing Activities

The Company's funding needs are met primarily through the issuances of commercial paper, bank notes, customer deposits, medium-term notes, senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, and credit lines. In total, for the Company, short-term debt at September 30, 2006, decreased $413 million from December 31, 2005, due to a decrease in commercial paper and borrowed funds, offset by an increase in bank notes. Long-term debt at September 30, 2006, increased approximately $8.6 billion from December 31, 2005, primarily as a result of the increase in medium-term notes.

The Company, through its Parent Company, has the ability to issue debt or equity securities under a shelf registration filed with the Securities and Exchange Commission (SEC). On October 16, 2006, the Company filed a new shelf registration statement with the SEC to issue an unspecified amount of debt and equity securities from time to time. In August 2006, the Parent Company issued $750 million of fixed-rate subordinated debentures due in 2036 under its shelf registration. The subordinated debentures are automatically extendible to 2066 unless certain events occur prior to that date. The subordinated debentures are redeemable at the Company's option on or after September 1, 2016. If the Company fails to achieve specified performance measures (which the Company believes is unlikely), the Company will be required to sell shares of its common stock and apply the net proceeds to pay interest.

American Express Credit Corporation (Credco), a wholly-owned subsidiary of American Express Travel Related Services, Inc. (TRS), a wholly-owned subsidiary of the Parent Company, also has the ability to issue an unspecified amount of debt securities under shelf registrations filed with the SEC. At September 30, 2006, Credco had $12.2 billion of debt securities outstanding.

American Express Canada Credit Corporation (AECCC), a wholly-owned subsidiary of Credco, has the ability to issue debt securities under a Canadian shelf registration statement. As of September 30, 2006, AECCC had approximately $0.9 billion of medium-term notes available for issuance under this shelf and had a total of $2.1 billion of total debt securities outstanding. All notes issued under this shelf are guaranteed by Credco.

TRS; American Express Centurion Bank, a wholly-owned subsidiary of TRS; Credco; American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco; and American Express Bank Ltd. have established a program for the issuance, outside the U.S., of debt instruments to be listed on the Luxemburg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program may not exceed $10.0 billion at September 30, 2006. At September 30, 2006, $4.1 billion was outstanding under this program.

At September 30, 2006, the Company maintained total committed bank lines of credit of $11.5 billion which mature incrementally through 2011. Approximately $8.5 billion remained available under these facilities. At such date, Credco could borrow a maximum amount of $10.7 billion (including $3.0 billion outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper. This program is supported by the $1.2 billion of committed bank facility available to the Company, which expires in 2010. There was no Parent Company commercial paper outstanding during the nine months ended September 30, 2006, and no borrowings have been made under its bank credit facility.

In conjunction with its liquidity investment portfolio, the Company entered into securities lending agreements in June 2006 with other financial institutions. Under these agreements, certain investment securities are loaned on an overnight basis to financial institutions, and are secured by collateral equal to at least 102 percent of the fair market value of the investment securities lent. Collateral received by the Company can be in the form of cash or marketable U.S. Treasury or government agency securities. The Company may only retain or sell these securities in the event of a borrower default. The Company's loaned investment securities continue to be classified as investments on the Consolidated Balance Sheet that are considered restricted and pledged assets. The marketable securities received as collateral are not recorded in the Consolidated Balance Sheet, as the Company is not permitted to sell or repledge these securities absent a borrower default. Fees received from the securities lending transactions are recorded as investment income. As of September 30, 2006, approximately $1.1 billion of investment securities were loaned under these agreements.

On October 31, 2006, the Company issued a notice of potential remarketing and a notice of redemption to the holders of the $2 billion principal amount of its 1.85 percent convertible debentures due 2033. Under the terms of the debentures, if the average of the closing sales price of the Company's common stock over the 10 trading day period ending on November 30, 2006 is less than the conversion price of $60.32 per share, a remarketing reset event will occur and the yield or cash interest rate on the debentures will be reset on December 1, 2006. In the notice to holders the Company has elected that any debentures remarketed will bear cash interest payable quarterly and the next remarketing reset date will be June 5, 2008. The notice also states that if the average closing sales price of the Company's common stock over the 10 trading day period ending November 30, 2006 is $60.32 or more, a remarketing reset event will not occur and the Company will redeem the debentures on December 1, 2006 at 100 percent of their accreted principal amount. The notice of redemption gives the holders the right to elect to convert the debentures. Holders that convert their debentures will receive cash equal to the accreted principal amount of the debentures and, if the stock price applicable to determining the conversion rate is more than $60.32, amounts in excess of the accreted principal amount of the debentures will be paid in shares of the Company's common stock. If a remarketing event does occur, the notice of redemption will not be effective and the Company will not give effect to any conversion of any debentures. The Company believes that a remarketing event will not have a material impact on the Company's cost of funding. If a redemption event occurs and all the debentures are converted, for every dollar that the applicable conversion price exceeds $60.32, the Company will be required to issue approximately 2 million shares of its common stock to the debenture holders, with an aggregate maximum cap of approximately 52 million shares.

Airline Industry Matters

Historically, the Company has not experienced significant revenue declines resulting from a particular airline's scaling-back or closure of operations due to bankruptcy or other financial challenges because the volumes generated from the airline are typically shifted to other participants in the industry that accept the Company's card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or "flown." This creates a potential exposure for the Company in the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket. Historically, this type of exposure has not generated any significant losses for the Company because of the need for an airline that is operating under bankruptcy protection to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of business, and in furtherance of its reorganization and its formal assumption, with bankruptcy court approval, of its card acceptance agreement, including approval of the Company's right to hold cash to cover these potential exposures to provide credits to cardmembers. Typically, as an airline's financial situation deteriorates, the Company attempts to delay to the extent possible payment to the airline thereby increasing cash held to protect itself in the event of an ultimate liquidation of the airline. The Company's goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation the cash held is equivalent to the credit exposure related to any unused tickets.

As part of Delta Airlines' (Delta) decision to file for protection under Chapter 11 of the Bankruptcy Code, the Company lent funds to Delta as part of Delta's post-petition, debtor-in-possession (DIP) financing under the Bankruptcy Code. At September 30, 2006, the remaining principal balance was $237 million. This post-petition facility continues to be structured as an advance against the Company's obligations to purchase Delta SkyMiles rewards points under the Company's co-brand and Membership Rewards agreements and began amortizing ratably on a monthly basis beginning in July 2006 and will continue through September 2007.

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

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

                              U.S. Card Services
                        Selected Income Statement Data
                            GAAP Basis Presentation

                                                         Three Months Ended   Nine Months Ended
                                                           September 30,        September 30,
                                                         ------------------   -----------------
(Millions)                                                  2006     2005        2006     2005
                                                           ------   ------     -------   ------
Net revenues:
   Discount revenue, net card fees and other               $2,482   $2,233     $ 7,310   $6,525
   Cardmember lending:
      Finance charge revenue                                  928      614       2,416    1,723
      Interest expense                                        260      156         669      416
                                                           ------   ------     -------   ------
         Net finance charge revenue                           668      458       1,747    1,307
   Securitization income:
      Excess spread, net (excluding servicing fees)(a)        279      227         809      624
      Servicing fees                                          100      108         306      307
      Gains on sales from securitizations(b)                    5       18          27       34
                                                           ------   ------     -------   ------
         Securitization income, net                           384      353       1,142      965
                                                           ------   ------     -------   ------
         Total net revenues                                 3,534    3,044      10,199    8,797
                                                           ------   ------     -------   ------
Expenses:
   Marketing, promotion, rewards and cardmember
      services                                              1,127    1,003       3,267    2,814
   Provision for losses                                       446      458       1,104    1,167
   Human resources and other operating expenses             1,142      950       3,293    2,783
                                                           ------   ------     -------   ------
      Total expenses                                        2,715    2,411       7,664    6,764
                                                           ------   ------     -------   ------
Pretax segment income                                         819      633       2,535    2,033
Income tax provision                                          239      190         793      631
                                                           ------   ------     -------   ------
Segment income                                             $  580   $  443     $ 1,742   $1,402
                                                           ======   ======     =======   ======

(a) Excess spread is the net positive cash flow from interest and fee collections allocated to the investor's interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses.
(b) Excludes $13 million and $15 million for the three months ended September 30, 2006, and $66 million and $64 million for the three months ended September 30, 2005, of impact from cardmember loan sales and maturities, respectively, reflected in credit provision. Excludes $83 million and $104 million for the nine months ended September 30, 2006, and $131 million and $118 million for the nine months ended September 30, 2005, of impact from cardmember loan sales and maturities, respectively, reflected in credit provision.

                              U.S. Card Services
                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                   Three Months Ended   Nine Months Ended
                                                       September 30,      September 30,
                                                   ------------------   -----------------
                                                      2006     2005       2006     2005
                                                     ------   ------     ------   ------
Card billed business                                 $ 83.4   $ 74.2     $242.6   $212.0
Total cards-in-force (millions)                        39.9     36.9       39.9     36.9
Basic cards-in-force (millions)                        29.5     27.2       29.5     27.2
Average basic cardmember spending (dollars)          $2,852   $2,765     $8,471   $8,042
U.S. Consumer Travel
   Travel sales                                      $  0.6   $  0.5     $  1.8   $  1.4
   Travel commissions and fees/sales                    8.5%    8.6%        8.4%    8.7%
Worldwide Travelers Cheque and prepaid products:
   Sales                                             $  5.6   $  5.8     $ 14.9   $ 14.9
   Average outstanding                               $  7.2   $  7.3     $  7.0   $  7.2
   Average investments                               $  7.9   $  7.9     $  7.7   $  7.8
   Investment yield(a)                                  4.9%    5.1%        5.0%    5.2%
   Tax equivalent yield - managed(a)                    7.5%    7.8%        7.6%    7.9%
Total segment assets                                 $ 75.1   $ 61.6     $ 75.1   $ 61.6
Segment capital                                      $  4.9   $  4.9     $  4.9   $  4.9
Return on segment capital(b)                           44.0%   39.7%       44.0%   39.7%
Cardmember receivables:
   Total receivables                                 $ 18.2   $ 16.8     $ 18.2   $ 16.8
   90 days past due as a % of total                     2.3%    2.0%        2.3%    2.0%
   Net loss ratio as a % of charge volume              0.33%   0.30%       0.27%   0.28%
Cardmember lending - owned basis (c):
   Total loans                                       $ 29.3   $ 22.4     $ 29.3   $ 22.4
   30 days past due loans as a % of total               2.7%    2.4%        2.7%    2.4%
   Average loans                                     $ 28.6   $ 20.9     $ 26.4   $ 20.2
   Net write-off rate                                   3.1%    3.6%        2.9%    3.8%
   Net finance charge revenue(d)/average loans          9.2%    8.7%        8.8%    8.6%
Cardmember lending - managed basis (e):
   Total loans                                       $ 49.5   $ 43.0     $ 49.5    $43.0
   30 days past due loans as a % of total               2.6%    2.4%        2.6%    2.4%
   Average loans                                     $ 48.7   $ 42.3     $ 46.9   $ 40.7
   Net write-off rate                                   3.0%    3.8%        2.8%    3.9%
   Net finance charge revenue(d)/average loans          9.3%    9.2%        9.1%    9.0%

(a) Investment yield represents earnings on certain tax-exempt securities. The tax equivalent yield - managed represents earnings on such tax-exempt securities as if it had been earned on a taxable basis and assumes an income tax rate of 35 percent.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) "Owned" or GAAP basis measurement reflects only cardmember loans included in the Company's Consolidated Balance Sheets.
(d)  Computed on an annualized basis.
(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. See "Differences between GAAP and Managed Basis Presentation" below.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 - GAAP Basis

The following discussion of U.S. Card Services' segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $580 million for the three months ended September 30, 2006, a 31 percent increase from $443 million for the same period a year ago. For the nine months ended September 30, 2006, U.S. Card Services reported segment income of $1.7 billion, a 24 percent increase from $1.4 billion for the same period a year ago.

U.S. Card Services' net revenues increased 16 percent for the three and nine months ended September 30, 2006, compared to a year ago due to higher discount revenue, net card fees and other and increased net finance charge revenue. Discount revenue, net card fees and other of $2.5 billion and $7.3 billion for the three and nine months ended September 30, 2006, respectively, rose 11 percent and 12 percent from a year ago largely due to higher billed business volumes, which for the three months ended September 30, 2006, were partially offset by a decrease in net card fees due to the reclassification of certain card acquisition-related costs as discussed previously. The 12 percent and 14 percent increase in billed business for the three and nine months ended September 30, 2006, respectively, reflected a 3 percent and 5 percent increase in spending per proprietary basic card for the three and nine months ended September 30, 2006, and an 8 percent growth in cards-in-force for the three and nine months ended September 30, 2006. Within the U.S. consumer business, billed business grew 11 percent and 13 percent during the three and nine months ended September 30, 2006, respectively, and small business volumes rose 15 percent and 17 percent during the three and nine months ended September 30, 2006, respectively. Net finance charge revenue rose 46 percent and 34 percent as compared to a year ago to $668 million and $1.7 billion for the three and nine months ended September 30, 2006, respectively, primarily due to 37 percent and 31 percent growth in the average cardmember lending balances as compared to a year ago, and a higher net portfolio yield. For the nine months ended September 30, 2006, net finance charge revenue was reduced by higher than anticipated cardmember completion of consumer debt repayment programs and associated payment waivers.

U.S. Card Services' expenses increased 13 percent for the three and nine month periods ended September 30, 2006, compared to a year ago primarily due to greater human resources and other operating expenses, and higher marketing, promotion, rewards and cardmember services costs.

Marketing, promotion, rewards and cardmember services expenses of $1.1 billion and $3.3 billion for the three and nine months ended September 30, 2006, respectively, increased 12 percent and 16 percent as compared to the same periods a year ago, due to higher volume-related rewards costs and increased marketing and promotion costs due to the continuation of business-building activities. For the nine months ended September 30, 2006, the increased marketing, promotion, rewards and cardmember services expenses reflected the charge related to a higher ultimate redemption rate within the Membership Rewards reserve in the U.S. discussed previously. Human resources and other operating expenses of $1.1 billion and $3.3 billion for the three and nine months ended September 30, 2006, respectively, increased 20 percent and 18 percent from a year ago. The increase was due to higher interest expense, greater professional services expenses related to credit and collection activities and higher technology service fees, increased human resources costs, and generally higher volume-related costs.

The effective tax rate was 29 percent and 30 percent for the three months ended September 30, 2006 and 2005, respectively, and 31 percent for both the nine months ended September 30, 2006 and 2005.

Differences between GAAP and Managed Basis Presentation

For U.S. Card Services, the managed basis presentation reflects an increase to interest income recorded to enable management to evaluate tax exempt investments on a basis consistent with taxable investment securities. On a GAAP basis, interest income associated with tax exempt investments is recorded based on amounts earned. Accordingly, information presented on a managed basis assumes that tax exempt securities earned income at rates as if the securities produced taxable income with a corresponding increase in the provision for income taxes.

The managed basis presentation also assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company's balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in net card fees and other, net finance charge revenue, and credit provision. On a managed basis, there is no securitization income, net, as the managed basis presentation assumes no securitization transactions have occurred.

The Company presents U.S. Card Services information on a managed basis because that is the way the Company's management views and manages the business. Management believes that a full picture of trends in the Company's cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans. Management also believes that use of a managed basis presentation presents a more accurate picture of the key dynamics of the cardmember lending business. Irrespective of the on and off-balance sheet funding mix, it is important for management and investors to see metrics for the entire cardmember lending portfolio because they are more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue in order to evaluate market share. These metrics are significant in evaluating the Company's performance and can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis. The Company does not currently securitize international loans.

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company's income statements in securitization income, net, fees and commissions, and credit provision for cardmember lending. At the time of a securitization transaction, the securitized cardmember loans are removed from the Company's balance sheet, and the resulting gain on sale is reflected in securitization income, net, as well as an impact to credit provision (credit reserves are no longer recorded for the cardmember loans once sold). Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as "excess spread") related to the interests sold to investors (i.e., the investors' interests). These amounts are reflected in securitization income, net and fees and commissions. The Company also recognizes net finance charge revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller's interest). At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in credit provision.

As presented, in aggregate over the life of a securitization transaction, the pre-tax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs). The income statement classifications, however, of specific items will differ.

                              U.S. Card Services
                        Selected Financial Information
                          Managed Basis Presentation

                                             Three Months Ended   Nine Months Ended
                                               September 30,        September 30,
                                             ------------------   -----------------
(Millions)                                      2006     2005       2006     2005
                                               ------   ------    -------   ------
Discount revenue, net card fees and other
   Reported for the period (GAAP)              $2,482   $2,233    $ 7,310   $6,525
   Securitization adjustments(a)                   51       53        143      157
   Tax adjustments(b)                              55       56        164      170
                                               ------   ------    -------   ------
   Managed discount revenue, net card fees
      and other                                $2,588   $2,342    $ 7,617   $6,852
                                               ======   ======    =======   ======
Net finance charge revenue
   Reported for the period (GAAP)              $  668   $  458    $ 1,747   $1,307
   Securitization adjustments(a)                  475      512      1,430    1,435
                                               ------   ------    -------   ------
   Managed net finance charge revenue          $1,143   $  970    $ 3,177   $2,742
                                               ======   ======    =======   ======
Securitization income, net
   Reported for the period (GAAP)              $  384   $  353    $ 1,142   $  965
   Securitization adjustment(a)                  (384)    (353)    (1,142)    (965)
                                               ------   ------    -------   ------
   Managed securitization income, net          $   --   $   --    $    --   $   --
                                               ======   ======    =======   ======
Provision for losses
   Reported for the period (GAAP)              $  446   $  458    $ 1,104   $1,167
   Securitization adjustments(a)                  144      215        397      637
                                               ------   ------    -------   ------
   Managed provision for losses                $  590   $  673    $ 1,501   $1,804
                                               ======   ======    =======   ======

(a) The managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company's balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in net card fees and other, net finance charge revenue, and credit provision. On a managed basis, there is no securitization income, net, as the managed basis presentation assumes no securitization transactions have occurred.
(b) The managed basis presentation reflects an increase to interest income recorded to enable management to evaluate tax exempt investments on a basis consistent with taxable investment securities. On a GAAP basis, interest income associated with tax exempt investments is recorded based on amounts earned. Accordingly, information presented on a managed basis assumes that tax exempt securities earned income at rates as if the securities produced taxable income with a corresponding increase in the provision for income taxes.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005 - Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased 11 percent as compared to a year ago to $2.6 billion and $7.6 billion for the three and nine months ended September 30, 2006, respectively, largely due to increases in billed business volumes. Net finance charge revenue rose 18 percent and 16 percent as compared to a year ago to $1.1 billion and $3.2 billion for the three and nine months ended September 30, 2006, respectively, primarily due to 15 percent growth in the average cardmember lending balances as compared to a year ago, and a higher net portfolio yield. For the nine months ended September 30, 2006, net finance charge revenue was reduced by higher than anticipated cardmember completion of consumer debt repayment programs and associated payment waivers. Total provision for losses decreased 12 percent and 17 percent to $590 million and $1.5 billion for the three and nine months ended September 30, 2006, respectively, reflecting a lower level of bankruptcy-related charge offs, improved collections, and continued strong credit quality, as well as lower than expected costs for Hurricane Katrina losses for the nine months ended September 30, 2006, that were provided for in the three months ended September 30, 2005, partially offset by the impact of strong volume and loan growth.

On a managed basis, as compared to 2005, the Company has economically hedged a smaller percentage of its expected interest rate exposure in 2006, and is substantially less economically hedged for 2007 and beyond. This decrease along with higher interest rates and higher volume-related borrowings resulted in higher funding costs in 2006 as compared with 2005. The Company expects higher funding costs to continue in 2007 due to an expected increase in higher-cost floating rate borrowings relative to fixed rate funding that matures in 2006.

                International Card & Global Commercial Services
                        Selected Income Statement Data

                                                  Three Months Ended   Nine Months Ended
                                                    September 30,         September 30,
                                                  ------------------   -----------------
(Millions)                                           2006     2005       2006     2005
                                                    ------   ------     ------   ------
Net revenues:
   Discount revenue, net card fees and other        $2,086   $2,041     $6,436   $6,106
   Cardmember lending:
      Finance charge revenue                           310      259        911      757
      Interest expense                                 109       88        316      257
                                                    ------   ------     ------   ------
         Net finance charge revenue                    201      171        595      500
                                                    ------   ------     ------   ------
            Total net revenues                       2,287    2,212      7,031    6,606
                                                    ------   ------     ------   ------
Expenses:
   Marketing, promotion, rewards and cardmember
      services                                         330      310      1,083      948
   Provision for losses and benefits                   329      270      1,042      737
   Human resources and other operating expenses      1,347    1,315      4,020    4,118
                                                    ------   ------     ------   ------
            Total expenses                           2,006    1,895      6,145    5,803
                                                    ------   ------     ------   ------
Pretax segment income                                  281      317        886      803
Income tax provision                                    65       68        232      137
                                                    ------   ------     ------   ------
Segment income                                      $  216   $  249     $  654   $  666
                                                    ======   ======     ======   ======

                International Card & Global Commercial Services
                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                                   Three Months Ended   Nine Months Ended
                                                      September 30,       September 30,
                                                   ------------------   -----------------
                                                     2006     2005        2006     2005
                                                    ------   ------      ------   ------
Card billed business                                $ 47.5   $ 41.8      $141.9   $123.4
Total cards-in-force (millions)(a)                    22.1     22.2        22.1     22.2
Basic cards-in-force (millions)                       17.7     17.6        17.7     17.6
Average basic cardmember spending (dollars)         $2,642   $2,384      $7,818   $7,107
Global Corporate & International Consumer Travel
   Travel sales                                     $  4.5   $  4.4      $ 14.5   $ 14.1
   Travel commissions and fees/sales                   8.3%     8.6%        8.1%     8.6%
International banking:
   Total loans                                      $  7.2   $  6.9      $  7.2   $  6.9
   Private banking holdings                         $ 22.0   $ 20.2      $ 22.0   $ 20.2
Total segment assets                                $ 57.3   $ 49.9      $ 57.3   $ 49.9
Segment capital                                     $  4.4   $  3.8      $  4.4   $  3.8
Return on segment capital(b)                          21.2%    22.3%       21.2%    22.3%
Cardmember receivables:
   Total receivables                                $ 16.4   $ 15.2      $ 16.4   $ 15.2
   90 days past due as a % of total                    1.3%     1.2%        1.3%     1.2%
   Net loss ratio as a % of charge volume             0.18%    0.24%       0.18%    0.22%
Cardmember lending:
   Total loans                                      $  9.0   $  7.5      $  9.0   $  7.5
   30 days past due loans as a % of total              3.1%     2.8%        3.1%     2.8%
   Average loans                                    $  8.9   $  7.3      $  8.7   $  7.2
   Net write-off rate                                  5.9%     5.0%        5.9%     4.7%
   Net finance charge revenue(c)/average loans         8.9%     9.3%        9.1%     9.3%

(a) Cards-in-force at September 30, 2006, reflect the transfer of 1.3 million proprietary cards in Brazil, and approximately 200,000 proprietary cards-in-force in Malaysia and Indonesia to the Global Network & Merchant Services segment on June 30, 2006, and during the three months ended September 30, 2006, respectively.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c)  Computed on an annualized basis.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

International Card & Global Commercial Services reported segment income of $216 million and $249 million for the three months ended September 30, 2006 and 2005, respectively, a 13 percent decrease from the same period a year ago. For the nine months ended September 30, 2006 and 2005, International Card & Global Commercial Services reported segment income of $654 million and $666 million, respectively, a 2 percent decrease from the same period a year ago. Results for the segment for the three and nine months ended September 30, 2006, reflect strength in card-related businesses despite the sales of the card and merchant-related activities in Brazil, Malaysia and Indonesia which negatively impacted growth in the revenues and income for the segment. In addition, growth in revenues and income for the segment was negatively impacted by interest rate margin pressure in the international bank's investment certificate and other businesses, as well as the difficult corporate travel environment.

International Card & Global Commercial Services' discount revenue, net card fees and other revenues of $2.1 billion and $6.4 billion for the three and nine months ended September 30, 2006, respectively, rose 2 percent and 5 percent compared to a year ago, driven primarily by the higher level of card spending, which was partially offset by a decrease in net card fees due to the reclassification of certain card acquisition-related costs as discussed previously. Growth was also suppressed by lower travel commissions and fees and the impact of the sales of card and merchant-related activities in Brazil, Malaysia and Indonesia. During the three months ended September 30, 2006, international banking revenues were relatively flat and incentives for corporate clients associated with growth in corporate volumes increased. The 14 percent and 15 percent increase in billed business for the three and nine months ended September 30, 2006, respectively, reflected an 11 percent and 10 percent increase in spending per proprietary basic card, respectively, and a 7 percent growth in cards-in-force for both periods before the transfer of cards in Brazil, Malaysia and Indonesia (cards-in-force at September 30, 2006 in the table above reflect the transfer of 1.3 million proprietary cards in Brazil, and approximately 200,000 proprietary cards in Malaysia and Indonesia to the Global Network Services segment on June 30, 2006, and during the three months ended September 30, 2006, respectively). Excluding the impact of the Brazil, Malaysia and Indonesia sales, billed business grew approximately 17 percent and 16 percent for the three and nine months ended September 30, 2006, and all of the Company's major geographic regions experienced double digit growth in both periods.

For the three months ended September 30, 2006, assuming no changes in foreign currency exchange rates from the same period in the prior year, billed business and spending per proprietary basic card-in-force increased 12 percent and 9 percent, respectively. For the nine months ended September 30, 2006, assuming no changes in foreign currency exchange rates from the same period in the prior year, billed business and spending per proprietary basic card-in-force increased 15 percent and 10 percent, respectively. International consumer and small business spending rose 9 percent and 13 percent for the three and nine months ended September 30, 2006, respectively, and global corporate spending rose 14 percent and 16 percent for the three and nine months ended September 30, 2006, respectively.

Net finance charge revenue rose 18 percent and 19 percent to $201 million and $595 million for the three and nine months ended September 30, 2006, respectively, primarily due to 22 percent and 21 percent growth in the average cardmember lending balances, which was offset by a lower net portfolio yield in both periods.

International Card & Global Commercial Services' expenses increased 6 percent for the three and nine months ended September 30, 2006, due to increased provisions for losses and benefits, and higher marketing, promotion rewards and cardmember services expenses, and for the three months ended September 30, 2006, greater human resources and other operating expenses. For the nine months ended September 30, 2006, the increase in expenses was partially offset by lower human resources and other operating expenses primarily due to the gains on sales of the Company's card and merchant-related operations in Brazil, investment in EAB, and its card and merchant-related activities in Malaysia and Indonesia.

Marketing, promotion, rewards and cardmember services expenses of $330 million and $1.1 billion for the three and nine months ended September 30, 2006, respectively, increased 6 percent and 14 percent compared to a year ago, due to greater volume-related rewards costs during both periods, which was partially offset by a moderate reduction in marketing and promotion costs for the three months ended September 30, 2006. The increased marketing, promotion, rewards and cardmember services expenses for the nine months ended September 30, 2006, also reflected the higher Membership Rewards ultimate redemption rate estimate previously discussed. Total provisions for losses and benefits increased 22 percent and 41 percent for the three and nine months ended September 30, 2006, respectively, principally due to higher interest rates on investment certificate balances and strong volume and loan growth for both periods. Higher total provisions for losses and benefits for the nine months ended September 30, 2006, also reflected a higher level of charge offs, primarily related to industry-wide credit issues in Taiwan. Human resources and other operating expenses increased 2 percent for the three months ended September 30, 2006, as higher interest, human resources, and professional services expenses were offset by the reclassification of certain card acquisition-related costs previously discussed, the $33 million gain related to the sale of the Company's card and merchant-related activities in Malaysia and Indonesia, and in the three months ended September 30, 2005, $30 million of reengineering costs. Human resources and other operating expense decreased 2 percent for the nine months ended September 30, 2006, reflecting the items in the three month discussion above, the $119 million gain on the sale of the Company's card and merchant-related activities in Brazil, the $88 million gain on the sale of the Company's investment in EAB, and in the nine months ended September 30, 2005, $114 million of reengineering costs.

The effective tax rate was 23 percent and 21 percent for the three months ended September 30, 2006 and 2005, respectively, and 26 percent and 17 percent for the nine months ended September 30, 2006 and 2005, respectively. The effective tax rate for the nine months ended September 30, 2005, reflected a $33 million tax benefit at American Express Bank Ltd. resulting from the IRS audit of previous years' tax returns. The effective tax rate for the nine months ended September 30, 2006, reflected a higher tax expense related to uncertainty regarding the Company's ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries, a relatively high effective tax rate due to the impact of foreign exchange translation on the gain on the sale of the Company's investment in EAB, and a relatively low effective tax rate benefit on credit losses in Taiwan. These items were offset by a relatively low effective tax rate on the sale of the Company's card and merchant-related operations in Brazil, resulting principally from the difference between the applicable Brazil tax rate, and the higher U.S. statutory rate.

                      Global Network & Merchant Services
                        Selected Income Statement Data

                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
(Millions)                                   2006   2005        2006     2005
                                             ----   ----       ------   ------
Net revenues:
   Discount revenue, fees and other          $798   $693       $2,292   $2,022
                                             ----   ----       ------   ------
Expenses:
   Marketing and promotion                    118    167          393      463
   Provision for losses                        19     19           43       53
   Human resources and other operating
     expenses                                 347    293          965      876
                                             ----   ----       ------   ------
      Total expenses                          484    479        1,401    1,392
                                             ----   ----       ------   ------
Pretax segment income                         314    214          891      630
Income tax provision                          102     73          313      223
                                             ----   ----       ------   ------
Segment income                               $212   $141       $  578   $  407
                                             ====   ====       ======   ======

                       Selected Statistical Information

(Billions, except percentages and where indicated)

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
                                        ------------------   -----------------
                                          2006     2005        2006     2005
                                         ------   ------      ------   ------
Global Card billed business(a)           $140.3   $121.7      $408.0   $351.8
Global Network & Merchant Services:
   Total segment assets                  $  5.1   $  4.5      $  5.1   $  4.5
   Segment capital                       $  1.3   $  1.2      $  1.3   $  1.2
   Return on segment capital(b)            57.9%    49.4%       57.9%    49.4%
Global Network Services(c):

   Card billed business                  $  9.7   $  6.0      $ 23.9   $ 17.1
   Total cards-in-force (millions)(d)      14.5      9.9        14.5      9.9

(a) Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.
(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures and regulatory capital requirements.
(c) Billed business and cards-in-force reflect the transfer, effective January 1, 2006, to International Card & Global Commercial Services' segment of corporate card accounts in certain emerging markets that had been managed within Global Network Services.
(d) Cards-in-force at September 30, 2006, reflect the transfer of 1.3 million proprietary cards in Brazil, and approximately 200,000 proprietary cards-in-force in Malaysia and Indonesia from the International Card & Global Commercial Services segment on June 30, 2006, and during the three months ended September 30, 2006, respectively.

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Global Network & Merchant Services reported segment income of $212 million for the three month period ended September 30, 2006, a 50 percent increase from $141 million for the same period a year ago. For the nine month period ended September 30, 2006, Global Network & Merchant Services reported segment income of $578 million, a 42 percent increase from the same period a year ago.

Global Network & Merchant Services' net revenues increased 15 percent and 13 percent for the three and nine months ended September 30, 2006, respectively, to $798 million and $2.3 billion, primarily due to growth in network-related discount revenues generated from the 15 percent and 16 percent increase in global card billed business during the three and nine months ended September 30, 2006, respectively, as well as higher network partner-related fees.

Global Network & Merchant Services' expenses remained relatively flat for the three months and nine months ended September 30, 2006, as compared to the year ago periods due to increased human resources and other operating expenses, offset by lower marketing and promotion expenses.

Marketing and promotion expenses decreased 29 percent and 15 percent for the three and nine months ended September 30, 2006, respectively, due to a reduction in spending on brand-related advertising costs versus last year when the "MyLife, MyCard (SM)" campaign was in a particularly active phase. Human resources and other operating expenses of $347 million and $965 million for the three and nine months ended September 30, 2006, respectively, increased 18 percent and 10 percent reflecting higher business volumes, and greater salary, benefit and management incentive costs, which were partially offset by a larger interest expense credit that recognizes the merchant services' accounts payable-related funding benefit for both periods. The increase in human resources and other expenses during the nine month period ended September 30, 2006, also reflected an adjustment in amortization of an intangible asset relating to an overseas joint venture, partially offset by the Brazil gain.

The effective tax rate was 32 percent and 34 percent for the three months ended September 30, 2006 and 2005, and 35 percent for both nine months ended September 30, 2006 and 2005.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2006 and 2005

Corporate & Other had net expense of $52 million and $170 million for the three months and nine months ended September 30, 2006, respectively, compared to net income of $32 million and net expense of $5 million for the same periods a year ago. The three months ended September 30, 2005, included the $105 million tax benefit previously discussed, $51 million ($33 million after-tax) of reengineering costs, and $3 million after-tax of Amerprise spin-off related expenses. The nine months ended September 30, 2005, included the items discussed above for the three months ended September 30, 2005, and a $112 million ($73 million after-tax) September 11th related insurance recovery, $95 million ($62 million after-tax) of reengineering costs, and a $54 million tax benefit resulting from an Internal Revenue Service audit of previous years' tax returns. In addition, the comparison versus a year ago reflects efforts to eliminate overhead that was supportive of Amerprise.

As of September 30, 2006, the Company maintained a $200 million equity investment in the Industrial & Commercial Bank of China (ICBC), which was accounted for at cost. On October 27, 2006, ICBC completed an Initial Public Offering (IPO). The Company will continue to be required to account for its investment at cost for approximately two years due to contractual sales restrictions, at which time the Company will make a determination whether to classify the investment as either Available-for-Sale or Trading securities.

OTHER REPORTING MATTERS

Accounting Developments

See "Recently Issued Accounting Standards" section of Note 1 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. The Company's non-trading related market risk consists primarily of interest rate risk in the card and certificate businesses and foreign exchange risk. There were no material changes in these market risks since December 31, 2005.

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

Forward-Looking Statements

     This report includes forward-looking statements, which are subject to risks and uncertainties. The words "believe," "expect," "anticipate," "optimistic," "intend," "plan," "aim," "will," "may," "should," "could," "would," "likely," and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company's ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company's financings, and fluctuations in the level of the Company's shareholders' equity; the Company's ability to grow its business and meet or exceed its return on shareholders' equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company's ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company's credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers' spending, sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the Company's ability to introduce new products, reward program enhancements and service enhancements on a timely basis during 2006; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company's brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services' bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; fluctuations in interest rates, which impact the Company's borrowing costs and return on lending products; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company's operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company's ability to reinvest the benefits arising from such reengineering actions in its businesses; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company's ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company's card products and returns on the Company's investment portfolios; bankruptcies, restructurings or similar events affecting the airline or any other industry representing a significant portion of the Company's billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company's businesses and/or negative changes in the Company's and its subsidiaries' credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; risks associated with the Company's agreements with Delta Air Lines to prepay $300 million for the future purchases of Delta SkyMiles rewards points; fluctuations in foreign currency exchange rates; accuracy of estimates for the fair value of the assets in the Company's investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company's lending securitizations; the potential negative effect on the Company's businesses and infrastructure, including information technology, of terrorist attacks, disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company's major businesses. A further description of these and other risks and uncertainties can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

ITEM 1. LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal or arbitration proceedings that would have a material adverse effect on the Company's consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2005, and its Forms 10-Q for the three months ended March 31 and June 30, 2006.

Corporate Matters

     Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the U.S. District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements and omissions regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys' fees and costs, and interest. In March 2004, the District Court granted the Company's motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the U.S. Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court's judgment and remanded all claims to the District Court for further proceedings. More particularly, the Court of Appeals reversed the District Court's ruling that two of the plaintiffs' claims in an amended complaint did not "relate back" to the original complaint and were thus time-barred under the statute of limitations period. As a result, the Court of Appeals decided that it was prudent to remand all claims back to the District Court so that plaintiffs could file a new amended complaint. The Company continues to believe that it has meritorious defenses to the action and intends to file a new motion to dismiss the lawsuit once the amended complaint is filed.

U.S. Card Services and Global Network & Merchant Services Matters

     In December 2003, American Express Travel Related Services Company, Inc. was named as a defendant in a shareholder derivative action purportedly filed on behalf of InfoSpace Inc. The action, captioned Dreiling v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the District of Washington. The complaint alleges that the Company violated the "short swing" liability provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended, in connection with its sale of InfoSpace common stock. The plaintiff seeks disgorgement of profits from the sale of the InfoSpace shares, as well as fees and expenses. In June 2004, the Court granted American Express' motion to dismiss the complaint without American Express' ever having answered the complaint. In August 2006, the U.S. Court of Appeals for the Ninth Circuit reinstated the action because of certain unresolved factual disputes. The Company continues to believe that it has meritorious defenses to this action and intends to defend it vigorously.

     In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as "all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks...." American Express
cardholders are not part of the class. In September 2005, the Court denied the Company's motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa's and MasterCard's cardmember arbitration clauses. American Express filed a motion for reconsideration with the Court, which motion was denied in September 2006. American Express has filed an appeal from the District Court's order denying its motion to compel arbitration and has asked the appellate court to entertain an interlocutory appeal from the District Court's certification of an injunction class.

     In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified: (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express' fee-based travel-related insurance plans from September 6, 1995, through a date to be determined and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express' fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and filed an interlocutory appeal (known as a petition for a writ of mandate) of the class certification order. In June 2006, the appellate court denied jurisdiction over that interlocutory appeal. American Express also appealed the denial of its motion to compel individual arbitration of all non-California class members. The appellate court has jurisdiction over that appeal and the appeal is pending. In the U.S. District Court for the Eastern District of New York a matter making related allegations as those raised in Hoffman is pending. That matter, captioned Environment Law Enforcement Systems v. American Express et. al., had effectively been stayed pending the proceedings in the Hoffman action. In October 2006, the Court in the Environment Law action entered an order scheduling a pre-motion conference on American Express' anticipated motion to compel arbitration for January 31, 2007.

International Matters

     As disclosed in the Company's 2005 10-K Report, in recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the USA PATRIOT Act that specifically impact certain money laundering prevention activities of entities involved, as American Express Bank Ltd. (AEBL) is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL and it has increased these efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which AEBL does business. In early 2004, American Express Bank International (AEBI), a subsidiary of AEBL headquartered in Miami, received subpoenas from the Department of Justice (DOJ) relating to certain customer accounts and anti-money laundering (AML) compliance programs. In September 2006, the DOJ informed AEBI of concerns relating to AML compliance programs that could result in an action. AEBI has been cooperating with the DOJ.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company's common stock made by or on behalf of the Company during the quarter ended September 30, 2006.

                                                               Total Number      Maximum
                                                                 of Shares      Number of
                                                               Purchased as    Shares that
                                                                  Part of      May Yet Be
                                                                 Publicly       Purchased
                               Total Number                      Announced        Under
                                 of Shares     Average Price     Plans or     the Plans or
Period                           Purchased    Paid Per Share   Programs (3)     Programs
----------------------------   ------------   --------------   ------------   ------------
July 1-31, 2006
   Repurchase program (1)        2,750,000        $51.88         2,750,000    196,447,423
   Employee transactions (2)        41,180        $52.20            N/A           N/A
                                ----------                      ----------
August 1-31, 2006
   Repurchase program (1)       11,550,400        $52.38        11,550,400    184,897,023
   Employee transactions (2)         9,166        $52.48            N/A           N/A
                                ----------                      ----------
September 1-30, 2006
   Repurchase program (1)        1,478,900        $52.47         1,478,900    183,418,123
   Employee transactions (2)         5,967        $53.79            N/A           N/A
                                ----------                      ----------
Total
   Repurchase program (1)       15,779,300        $52.30
   Employee transactions (2)        56,313        $52.41

(1) The Board of Directors of the Company authorized the repurchase of an additional 200 million shares of common stock in May 2006. At September 30, 2006, there are approximately 183.4 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 586.6 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770.0 million shares, including purchases made under agreements with third parties.

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

                                       AMERICAN EXPRESS COMPANY
                                              (Registrant)


Date: November 9, 2006                 By /s/ Gary L. Crittenden
                                          ------------------------------------
                                          Gary L. Crittenden
                                          Executive Vice President and
                                          Chief Financial Officer


Date: November 9, 2006                 By /s/ Joan C. Amble
                                          ------------------------------------
                                          Joan C. Amble
                                          Executive Vice President and
                                          Comptroller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit                                 Description
-------                                 -----------
4.1       Form of Global Debenture for $500,000,000 principal amount of the
          Company's 6.80% Subordinated Debentures due September 1, 2036 and
          automatically extendible to September 1, 2066 (incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K
          (Commission File No. 1-7657), filed August 2, 2006).

4.2 Form of Global Debenture for $250,000,000 principal amount of the Company's 6.80% Subordinated Debentures due September 1, 2036 and automatically extendible to September 1, 2066 (incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K
          (Commission File No. 1-7657), filed August 2, 2006).

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