Form 10-K
period 2006-12-31
AMERICAN EXPRESS CO
filed 2007-03-01
CIK 4962

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File No. 1-7657
American Express Company
(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of incorporation or	(I.R.S. Employer
organization)	Identification No.)

World Financial Center
200 Vesey Street
New York, New York	10285
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 640-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares (par value $0.20 per Share)	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
     As of June 30, 2006, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $63.0 billion based on the closing sale price as reported on the New York Stock Exchange.
     As of February 22, 2007, there were 1,192,339,538 common shares of the registrant outstanding.
Documents Incorporated By Reference
     Parts I, II and IV: Portions of Registrant’s 2006 Annual Report to Shareholders.
     Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 23, 2007.

Form 10-K
Item Number

PART I *
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
      We have three reportable operating segments: Global Network & Merchant Services, U.S. Card Services and International Card & Global Commercial Services, and a Corporate & Other section, which we describe below.
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

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and factors that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

2006 Highlights
     During 2006, American Express continued its strong performance of recent years. Compared with 2005, we delivered:
•	net revenues of $27.1 billion, up 13% from $24.1 billion;

•	income from continuing operations of $3.7 billion, up 16% from $3.2 billion;

•	net income of $3.7 billion, which was essentially level with year-ago results (reflects the inclusion of nine months of earnings of Ameriprise Financial, Inc., which we spun-off to shareholders on September 30, 2005);

•	diluted earnings per share based on income from continuing operations of $3.01, up 18% from $2.56;

•	diluted earnings per share based on net income of $2.99, up 1% from $2.97; and

•	return on average equity of 34.7%, compared with 25.4%.
     These results met or exceeded our on-average and over-time financial targets of earnings per share growth of 12% to 15%, revenue growth of at least 8% and return on equity of 33% to 36%.
     For a complete discussion of our 2006 financial results, including financial information regarding each of our reportable operating segments, see pages 30-111 of the Company’s 2006 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our reportable operating segments, and a discussion of our principal sources of revenue, see pages 30-32 and pages 74-76, respectively, of the 2006 Annual Report to Shareholders.
Products and Services
     We provide a variety of products and services worldwide, including, among others:
•	global card network services;

•	merchant acquisition and merchant processing for our network partners and proprietary payments businesses;

•	charge cards and credit cards for consumers and businesses worldwide;

•	consumer and small business lending products;

•	American Express® Travelers Cheques and Gift Cards;

•	travel and business expense management products and services;

•	business travel and travel management services;

•	consumer travel services;

•	point-of-sale and back-office products and services and marketing programs for merchants;

•	international banking products; and

•	magazine publishing.
In certain countries we have granted licenses to partially-owned affiliates and unaffiliated entities to offer some of these products and services.
     The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations, and banking institutions. These products and services are sold through various channels including direct mail, online, targeted sales forces and direct response advertising.
     Our general purpose card network, card issuing and merchant acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards, which include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”), are currently issued in over 40 currencies. Our Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo. We added a net total of 7.0 million Cards in 2006, bringing total worldwide Cards-in-force to 78.0 million (including Cards issued by third parties). In 2006, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $561.5 billion.
Spend-Centric Model is Competitive Advantage
     We believe that our “spend-centric” business model (which focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees) has significant competitive advantages. Average spending per Cardmember, which is substantially higher than for our competitors, represents greater value to merchants in the form of loyal customers and higher sales. This gives us the ability to earn a premium discount rate and invest in greater value-added services for merchants and Cardmembers. As a result of the higher revenues generated from higher spending, we have the flexibility to offer more attractive rewards and other incentives to Cardmembers, which in turn create an incentive for them to spend more on their Cards. This business model, along with our closed loop network, in which we are both the card issuer and the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and Card issuing partners.
     Our business as a whole has not experienced significant seasonal fluctuations, although travel sales tend to be highest in the second quarter; Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter, and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.
The American Express Brand
     Our brand and its attributes – trust, security, integrity, quality and customer service – are key assets of the Company. We continue to focus on our brand by educating employees about these attributes and by incorporating them into our programs, products and services. Our brand has been rated one of the most valuable brands in the world in various surveys, and we believe it provides us with a significant competitive advantage. We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing and promoting it. (We account for our expenses in managing our brand advertising and related campaigns in the Global Network & Merchant Services segment discussed below.) In addition, we place significant importance on trademarks, servicemarks and patents, and diligently protect our intellectual property rights around the world.
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
     Since May 1996, we have been pursuing a strategy of inviting U.S. banks and other institutions to issue Cards on the American Express network, building on a business strategy we have implemented successfully in a number of countries outside the United States, where we have many banks and other financial institutions issuing Cards on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we aim to broaden our Cardmember and merchant base for our network worldwide. Our GNS business has established more than 105 card issuing or merchant acquiring arrangements with banks and other institutions in 120 countries.
     A key asset of our network is the American Express brand, which is one of the world’s most highly recognized and respected brands.
     Cards bearing our logo are issued by our principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), and certain of its subsidiaries and also by third-party institutions, and are accepted at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo are generally accepted at ATM locations worldwide that accept Cards. TRS and its subsidiaries issue the vast majority of Cards on our network.
     GNS focuses on partnering with qualified third-party banks and other financial institutions that choose to issue Cards accepted on our global network. Although we customize our network arrangements to the particular market and our partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions who share a core set of attributes such as commitment to high quality standards, strong marketing expertise and compatibility with the American Express brand, and we require adherence to our product, brand and service standards.*
     Our GNS arrangements fall into three main categories.

*	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership.

     The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2006, we had 55 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network throughout the world, in markets in which we do not offer a proprietary local currency card. Under this type of arrangement, the partner’s local presence and relationships help us enhance the impact of our brand in the market, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. We license our bank partner to issue local currency Cards in their market, including the classic Green, Gold and Platinum American Express Cards. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multi-national merchants. Our IO partner owns the customer relationships and credit risk for the Cards it issues, and makes the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from fees paid by the IO partner derived from the number of Cards it issues, the level of Cardmember spending on those Cards, royalties and the total charge volume at merchants with which the IO partner has an agreement to accept Cards. Our IO partner is responsible for transaction authorization, billing and pricing, Cardmember servicing and funding Card receivables for its Cards.
     Examples of countries where we have entered into IO arrangements include Ecuador, Greece, South Korea, Pakistan, Croatia, Peru, Portugal and Vietnam. In 2006, we sold our proprietary card issuing and related businesses in Brazil, Malaysia and Indonesia to Global Network Services IO partners Banco Bradesco S.A., Maybank and Bank Danamon, respectively. Through our partnerships with these leading financial institutions, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.
     The second type of GNS arrangement is known as a network card license (“NCL”) (which we formerly referred to as a non-proprietary license). At the end of 2006, we had 48 of these arrangements in place. We pursue these arrangements to increase our brand presence and gain market share in markets in which we have a proprietary Card issuing business, and in a few cases those in which we also have IO partners. In an NCL arrangement, we grant the third-party financial institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, transaction authorization, billing and credit management, and is responsible for the marketing of the Cards, and designs the Card product features (including rewards and other incentives for Card holders), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point-of-sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement that we have implemented with banks in the United States.
     Examples of NCL arrangements include our relationships with Citibank (South Dakota), N.A. and Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.
     GNS’ revenues in NCL arrangements are related to a variety of factors, including the level of Cardmember spending, royalties and fees charged to the Card issuer based on charge volume, and our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the GNS partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with issuers that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political and economic environment in which they operate. In addition, we generally require NCL issuers to post a letter of credit, bank guarantee or other collateral to reduce this risk.
     The third type of GNS arrangement is a joint venture. We have utilized this type of arrangement in Switzerland, Belgium and several other countries. In these markets, TRS joins with a third party to establish a separate business in which TRS has a significant ownership stake. The joint venture typically signs new merchants to the American Express network and issues local currency Cards that carry our logo. In a joint venture arrangement, the joint venture assumes the Cardmember credit risk and bears the operating and marketing costs. The economics of the joint venture are similar to our proprietary Card issuing business, which we discuss below under “U.S. Card Services,” and we receive a portion of the joint venture’s income depending on the level of our ownership interest.
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
     In 2006, GNS signed 11 new partners to issue Cards on the American Express network. GNS partners launched over 125 new products during 2006, bringing the total number of American Express-branded GNS partner products to approximately 550. Outside the United States, we have signed a number of agreements over the past year in markets such as Brazil, Indonesia, Malaysia and Turkey.
     Some of the highlights of our GNS business outside the United States in 2006 include:
•	Launch of the Virgin Atlantic American Express Credit Card in conjunction with Virgin Atlantic and MBNA Europe Bank;

•	Launch of the dual currency ICBC Corporate American Express Card and the ICBC China Petrol American Express Card with Industrial and Commercial Bank of China and PetroChina Company Limited;

•	Launch of the SAA Voyager Credit Card in partnership with Nedbank and South African Airways; and

•	Launch of the Korean Air American Express Card, the first American Express-branded airline cobrand card in Korea, in conjunction with Samsung Card and Korean Air.
     In contrast to the situation outside the United States, where banks and other qualified institutions have issued Cards on our network for many years, until 2004 no major U.S. banks had issued Cards in the United States on the American Express global network. This situation was the result of rules and policies of Visa U.S.A. and Visa International Service Association (together, “VISA”) and MasterCard, Incorporated and MasterCard International, Inc. (together, “MasterCard”) in the United States, which mandated expulsion of members that issued American Express-branded Cards. No bank was willing to risk forfeiting membership in VISA and/or MasterCard (collectively, the “bankcard associations”) to issue cards on our network.
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
     For American Express, the conclusion of the litigation brought by the Justice Department meant that we were now able to open our network to other card issuers in the United States, just as we have done internationally. Building a network business in the United States that operates in addition to our proprietary card business provides us with new and substantial opportunities for growth. We have acted on this decision by entering into several GNS arrangements with financial institutions in the United States, which have all launched products in the marketplace. These companies include MBNA, Bank of America, Citibank (South Dakota), N.A., HSBC Bank Nevada N.A., Barclays, which issues Cards to U.S. wealth management clients of UBS Financial Services Inc., and USAA Federal Savings Bank. In addition, we have a GNS arrangement with GE Money under which GE Money Bank issues Cards accepted on our network, the first of which is the Dillard’s American Express Card.
     In November 2004, we filed a lawsuit against VISA, MasterCard and certain of their member banks seeking monetary damages resulting from the illegal rules that were struck down in the U.S. Department of Justice lawsuit discussed above. (You can read more about this lawsuit in the “Legal Proceedings” section of this report below.)
     With approximately 550 different Card products launched on our network so far by our bank partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. GNS enables us to expand our global presence without having to invest large amounts of resources, as our GNS partners already have established attractive customer bases they can target with American Express-branded products. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 27%, and totaled 15 million Cards at the end of 2006. Outside the United States, approximately 50% of new Cards issued in 2006 were Cards issued by one of our GNS partners. Spending on these Cards has grown at a compound annual rate of 25% since 1999, and totaled $35.4 billion in 2006.
     With the increase in electronic transmission of credit card transaction data over merchants’ point-of-sale systems, the necessity for merchants and merchant processors to secure this data against accidental or intentional compromise using a standard protocol that applies to all card types became clear to American Express and the other major card networks. In 2006, in order to strengthen the security practices of merchants and payment processing firms and to secure payment account data in a globally consistent manner, we and Discover Financial Services, JCB, MasterCard Worldwide and Visa International formed PCI Security Standards Council, LLC (“PCI Co.”), an independent standards-setting organization to manage the ongoing evolution of the Payment Card Industry (PCI) Data Security Standard, which focuses on improving payment card account security throughout the transaction process. By establishing PCI Co. to manage the PCI Data Security Standard, we and the other founders have developed a common standard that is more accessible and efficient for participants in the payment card industry. All merchants and service providers that store, process and transmit payment card data are required to comply with the PCI Data Security Standard. PCI Co. is dedicated to driving greater education, awareness and adoption of the PCI Data Security Standard to ensure that all stakeholders involved in the payment process conduct their business responsibly.
Regulation
     Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting our arrangements with banks and qualifying financial institutions in any country in which such arrangements exist, because such banks and institutions generally are already licensed to issue general purpose cards. Accordingly, our GNS partners have generally not had difficulty in obtaining appropriate government authorization in the markets in which we have chosen to enter into GNS arrangements. As a network service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. As the operator of a general purpose card network, we are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which requires us to conduct due diligence on our GNS partners to ensure that they maintain sufficient anti-money laundering and “know your customer” programs to prevent our network from being used for money laundering or terrorist financing.
Global Merchant Services
     We operate a global merchant services business, which includes signing merchants to accept Cards, and accepting and processing Card transactions and paying merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide point-of-

sale and back-office products and services and marketing programs to merchants, leveraging the capabilities provided by our closed loop structure.
     Our objective is for Cardmembers to be able to use the Card wherever and however they desire, as well as to increase merchant coverage in key geographic areas and in selected new industries that have not traditionally accepted general purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales agents, strategic alliances with banks, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., merchants desiring to accept the Card contacting us directly).
     Since the early 1990s, we have significantly expanded the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. In recent years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2006, U.S. non-travel and entertainment billings represented over 65% of the U.S. billed business on American Express Cards. This shift resulted from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers’ needs.
     During 2006, we continued our efforts to encourage consumers to use the Card for everyday spending. We increased the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, mass transit, healthcare and recurring billing merchants.
     In addition, we also continued our drive of bringing Card acceptance to industries where cash or checks are the predominant form of payment. For example, in the area of real estate, we signed an agreement with The Moinian Group to allow down-payments for luxury condominiums to be charged on the American Express Card. Card acceptance for private jets and residence/destination clubs, as well as business-to-business purchases, are other examples of new industries in which the Card is now accepted, and which have the potential to increase our average Cardmember spending.
     Globally, acceptance of general purpose charge and credit cards continues to increase, including among merchants in industries that have not traditionally accepted charge and credit cards. As in prior years, during 2006, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Management estimates that, as of the end of 2006, our merchant network in the United States accommodated more than 90% of Cardmembers’ general purpose charge and credit card spending, and our international merchant network as a whole accommodated approximately 80% of our Cardmembers’ general purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general purpose credit and charge cards accepted American Express Cards.

     We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions through the American Express network to the appropriate Card issuer for billing to the Cardmember. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the point-of-sale.
     Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the Card issuer, who retains an issuer rate (i.e., the individually negotiated amount that Card issuers receive for transactions charged on our network with Cards that they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the Card issuer generates a return to us. Where we are the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue.
     The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions in the United States act as Card issuers (the “NCL Model”):

     The merchant discount rate that we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other networks. We deliver greater value to the merchant through higher spending Cardmembers relative to cards issued on competing card networks, the overall higher volume of spending by all Cardmembers, marketing expertise, and Cardmembers’ insistence on using their Cards when enrolled in rewards or other Card loyalty programs, including those as part of our Corporate Card program.
     The merchant discount rate varies with the industry in which the merchant does business, the Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount. In 2006, as in prior years, we experienced some reduction in our global weighted average merchant discount rate, principally reflecting the impact of selective repricing initiatives, continued changes in the mix of business and volume-related pricing adjustments. We expect that the effect of these factors will likely continue to result in some erosion over time of the weighted average merchant discount rate, particularly outside the United States.
     While most merchants understand our merchant discount rate pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. We respond to this issue aggressively to ensure that our Cardmembers are able to use their Card where and when they want to. We have made progress by: concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide by programs such as American Express Selects® and My WishList, which enable merchants to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; providing better and earlier communication of our value proposition; and, when necessary, cancelling merchants who suppress the use of our Card products.
     In the case of My WishList, a seasonal Web site we developed in conjunction with merchant partners, we are able to greatly enhance our merchant value. Through the site, we provide Cardmembers with opportunities to buy a limited number of sought-after items, such as automobiles, trips, electronics and jewelry, at a fraction of their retail prices, as well as access to numerous offers from top brands. Through American Express Selects, we make available to our Cardmembers high quality shopping, dining and travel values from merchants all over the world, and these merchants have an opportunity to reach out to our Cardmembers.
     Merchant satisfaction is a key goal of our Global Merchant Services business. We focus on understanding and addressing factors that influence merchant satisfaction, including developing and executing innovative programs that increase Card usage at merchants, using technology resources, our closed loop and deep marketing expertise and strengthening our relationships with merchants through an expanding roster of services that help them meet their business goals. We offer a full range of point-of-sale solutions, including integrated point-of-sale terminals and direct links that allow merchants to accept American Express Cards, as well as bankcards, debit cards and checks, and contactless point-of-sale terminals that enable merchants to accept contactless payment products including our ExpressPay from American Express® products. Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which lowers a merchant’s cost of Card acceptance and avoids payment delays caused by a third party.

     ExpressPay, a contactless payment feature, is designed to be a fast, easy-to-use alternative for making everyday purchases at merchants where speed and convenience is important. ExpressPay is now accepted at over 30,000 places in the United States, including top quick-service restaurant, movie theater, drug store and convenience store chains. ExpressPay, powered by radio-frequency technology, is available both in a key-fob form and has been introduced within several Card products. In 2006, we expanded merchant coverage of ExpressPay by partnering with organizations like the Utah Transit Authority, Jack in the Box, and Arby’s Restaurant Group, Inc. at participating locations.
     We continue to focus our efforts on the fast-growing recurring billing industry through Automatic Bill Payment, a service that allows merchants to bill Cardmembers on a regular basis for recurring charges such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and cable television service. We have also made modifications to our host authorization system to approve more transactions and reduce Cardmember inconvenience at the point-of-sale without a corresponding increase in fraud or credit losses.
     Wherever we manage both the acquiring relationship with merchants and the Card issuing side of the business, there is a “closed loop,” which distinguishes our network from the bankcard networks in that there is access to information at both ends of the Card transaction. We maintain a direct relationship with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. Our relationships allow us to analyze information on Cardmembers’ spend. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels, subject to compliance with our privacy policy and legal requirements. We protect the confidentiality of this data, and comply with strict privacy, firewall and applicable legal requirements. We work closely with our Card issuing bank partners to maintain key elements of this closed loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.
     As the merchant acquirer, we have certain contingent liabilities that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when offsetting submissions cease, such as when the merchant commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by requiring a parent company guarantee or letter of credit, holding cash reserves funded through Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies.

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
Competition
     Our network competes with other charge and credit card networks, including, among others, VISA, MasterCard, Diners Club (which, in the United States and Canada, has been folded into the network operated by MasterCard), Discover, a business unit of Morgan Stanley (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). We are the third largest general purpose charge and credit card network based on charge volume, behind VISA and MasterCard, which are larger than we are in most markets.
     The principal competitive factors that affect the network and merchant service business include:
•	the number of Cards-in-force and amount of spending on these Cards;

•	the quantity and quality of the establishments where the Cards can be used;

•	the economic attractiveness to card issuers and merchant acquirers of participating in the network;

•	the success of marketing and promotional campaigns;

•	reputation and brand recognition;

•	innovation in systems, technology and product offerings;

•	the quality of customer service;

•	the security of Cardmember and merchant information; and

•	cost of Card acceptance relative to the value provided.
     Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), pre-paid systems and systems linked to credit cards, and bank transfer models. In the United States, a “credit push” payment mechanism is being developed to re-direct online customers to payment systems based on ACH (automated clearing house, i.e., inter-bank transfer), and existing debit networks are making efforts to develop online PIN functionality, which could potentially reduce the relative use of charge and credit cards online.
     Some of our competitors have attempted to replicate our closed loop structure, such as VISA’s Visa Incentive Network. Although it remains to be seen how effective VISA will be, efforts by VISA and other card networks and payment providers to replicate the closed loop speak both to its continued value, as well as the intense competitive environment in which we operate.
Regulation
     In recent years, regulators in several countries have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, Poland, Germany, Spain, the European Union, Australia, Mexico and Switzerland, among others, have conducted, and are continuing to conduct, investigations into the way bankcard network members collectively set the “interchange,” which is the fee paid by the bankcard merchant acquirer to the card issuing bank. The interchange fee is generally the largest component of the merchant discount rate charged to merchants by the merchant acquirer for bankcard debit and credit charges. Although the regulators’ focus has primarily been on VISA and MasterCard as the dominant card networks, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Downward movement of interchange and merchant discount fees may affect the relative economic attractiveness to card issuers and merchant acquirers of participation in a particular network. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as annual card fees, as well as to reduce costs by scaling back or eliminating rewards programs. In certain countries where antitrust actions or regulations have forced our competitors to lower their fees, we have made adjustments to our own fee arrangements with merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia reforms in 2003 have resulted in lower merchant discount rates for VISA and MasterCard. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia although we have nevertheless been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates cannot exceed 3%.
     In its Final Report on the retail banking sector issued in January 2007, which included review of the payment cards industry, including interchange fees, the European Commission appears to favor competition law enforcement tools, rather than regulating price levels, as the preferred means to address perceived issues of insufficient competition in the European payment cards industry. The conclusions of the European Commission as expressed in its Final Report do not have the force of law, but may be used as the basis for future legislation or regulation in the European Union countries. In 2007, as an example, the competition regulator in Poland found insufficient basis for VISA and MasterCard interchange fees and ordered the associations to stop their current interchange setting practices, and the banks are appealing that decision.

     In the United States, the Board of Governors of the Federal Reserve System and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on credit card interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States. In Congress, there have been several hearings on Visa/MasterCard interchange over the last year. During 2006, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the state tax portion of credit card purchases. None of those bills was enacted. It is expected that Congressional hearings and similar proposed state legislation will continue during 2007. In the event that governmental or regulatory activity to limit interchange continues or increases, our revenues and profitability could be adversely affected.
     Regulators, including most recently the European Commission, have considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. Although some countries, such as the United Kingdom, have for a number of years permitted merchants to levy a surcharge on credit card purchases, provided that surcharges were clearly disclosed, there has to date been a relatively low overall incidence of surcharging, as merchants do not want to risk offending customers or losing them to competitors that do not assess surcharges for credit card purchases. In its Final Report, the European Commission indicated that prohibiting surcharging appeared to restrict inter-network competition and may constitute a barrier to entry for alternative, non-cash payment instruments. In Australia, we have seen selective merchant surcharging in certain industries such as telecommunications and, in some cases, on a basis that is greater than applied to the bankcard networks.
     The European Commission will likely be enacting a new legislative directive that will put in place a licensing and supervision framework for all electronic payment methods in the European Union over the course of the next several years. The objective is to create a single, internal payments market throughout the European Union. The directive will likely be finalized in 2007 and adopted as legislation in the member states of the European Union through to the end of 2008. By 2010, licensing will be required and supervision will commence for American Express’ card operations in the European Union. One provision of this draft directive gives merchants the right to surcharge, subject to disclosure requirements. At the same time, new technical standards are being adopted by the industry. All of the foregoing will entail costs to implement and maintain.
U.S. CARD SERVICES
     As a significant part of its proprietary Card issuing business, TRS and its U.S. banking subsidiaries issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our travelers check and prepaid services business. The proprietary Card business offers a broad set of card products to attract our target customer base. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers across multiple groups;

•	designing Card products with features that appeal to specific customer segments;

•	the use of strong incentives to drive spending on our various Card products, including our Membership Rewards® program and other rewards features;

•	the use of loyalty programs such as Delta SkyMiles® , sponsored by our cobrand and other partners to drive spending;

•	the development and nurturing of wide-ranging relationships with cobrand and other partners;

•	a multi-card strategy (having multiple Card products in customers’ wallets); and

•	high-quality customer service.
Consumer and Small Business Services
     We and our licensees offer individual consumer charge Cards such as the American Express Card, the American Express One® Card, the American Express® Gold Card, the Platinum Card®, and the ultra-premium Centurion® Card; revolving credit Cards such as Blue from American Express®, Blue Cash® Card from American Express and Blue Sky from American Express, a travel rewards Card launched in 2005; and a variety of Cards sponsored by and cobranded with other corporations and institutions, such as the Delta SkyMiles® Credit Card from American Express, True EarningsSM Card exclusively for Costco Members, Starwood Preferred Guest® Credit Card and JetBlue Card from American Express.
Charge Cards
     Our charge Cards, which carry no pre-set spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s current spending patterns, payment history, credit record, and financial resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed on the balance. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset-spending limit and pay-in-full nature of these products attract high-spending Cardmembers who want to use a charge Card to facilitate larger payments.
     The charge Cards also offer enrollment services to Cardmembers. The Sign & Travel® program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with our charge Cards. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the charge Card in excess of a specified amount.
Revolving Credit Cards
     We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, our lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of our lending products, such as Blue from American Express, Blue Cash from American Express and the Delta SkyMiles Credit Card from American Express, as well as the increased number of charge Cardmembers who have taken advantage of our “lending on charge” options (such as the Sign & Travel and Extended Payment Option programs described above).
Cobrand Cards
     We issue Cards under cobrand agreements with selected commercial firms in the United States. The competition among card issuers and networks for attractive cobrand card partnerships is quite intense because they can generate high-spending loyal cardholders. The duration of our cobrand arrangements generally ranges from five to ten years. Cardmembers earn rewards provided by the partners’ respective loyalty programs based upon their spending on the cobrand Cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our cobrand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under cobrand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Generally, once we make payment to the cobrand partner, the partner is solely liable for providing rewards to the Cardmember under the cobrand partner’s own loyalty program. As the issuer of the cobrand card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses for such cards. The cobrand partner retains the risk associated with the miles, points or other currency earned by the Cardmember under the partner’s loyalty program.
Cobrand Partnerships with Financial Services Institutions
     We also issue Cards that are marketed under cobrand partnership arrangements with financial services partners. Such partnerships involve the offering of a standard product (issued by TRS or one of its subsidiaries) to customers of the financial services partner, generally cobranded with the partner’s name on the Card. Under these arrangements, we make payments to the financial services partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such Cards. The duration of such arrangements generally ranges from three to seven years.
     For example, during 2005 we established an alliance with Guaranty Bank to distribute cobranded cards to Guaranty’s small business customers throughout its branch network in Texas and California. In 2006, we expanded this partnership to include a cobranded American Express Preferred Rewards Gold Card, to be offered to Guaranty Bank’s consumer customers at its various locations. This past year, we also announced a strategic bank partnership between OPEN from American Express and Sovereign Bank, under which Sovereign will offer American Express Business Cards to small business customers in the Northeast.
     American Express Centurion Bank and American Express Bank, FSB as Issuers of Certain Cards

     Our revolving credit Cards in the United States are issued by American Express Centurion Bank (“Centurion Bank”), which markets primarily through direct mail and other remote marketing channels, and American Express Bank, FSB (“AEBFSB”), which markets primarily through in-person selling and third-party cobrand partners. Both banks are wholly owned subsidiaries of TRS.
     Centurion Bank is a Utah-chartered industrial bank regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). Centurion Bank is an FDIC-insured depository institution. AEBFSB is a federal savings bank regulated, supervised and regularly examined by the Office of Thrift Supervision (“OTS”), a bureau of the U.S. Department of the Treasury. AEBFSB is an FDIC-insured depository institution. The activities of Centurion Bank and AEBFSB are subject to examination by their respective regulators. Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including anti-money laundering requirements, that apply to them. You can find a further discussion of the anti-money laundering initiatives affecting us under “Corporate and Other” below.
     Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. Based on Centurion Bank’s tier one risk-based capital, total risk-based capital and leverage ratios, Centurion Bank was considered to be well-capitalized at December 31, 2006.
     AEBFSB is subject to the risk-based capital adequacy requirements promulgated by the OTS. Under these regulations, a federal savings bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a tier one core capital ratio of at least 5%. Based on AEBFSB’s tier one risk-based capital, total risk-based capital and tier one core capital ratios, AEBFSB was considered to be well-capitalized at December 31, 2006.
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

Membership Rewards® Program
     The Membership Rewards program from American Express has over 1,300 redemption partners worldwide and is offered in 98 markets. The program allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express ® Cards, and then redeem their points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donating their points to benefit tens of thousands of charities. Points have no expiration date, and there is no limit on the number of points one can earn.
     In 2006, we introduced innovative features such as First CollectionSM portfolio, a luxury rewards tier exclusively for Platinum Card® and Centurion® Card members. Redemption partners include some of the world’s finest retail establishments and service providers, such as Tiffany & Co., Lamborghini and Oberoi Hotels & Resorts. We also introduced Bonus Points MallSM program, an online gateway to more than 100 retailers, where Cardmembers can earn double Membership Rewards points for their purchases. We also redesigned our Web site to deliver enhanced capabilities. In 2007, we plan to introduce a tiered structure that will include tailored rewards offerings and services for our premium Cards.
     When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Because of higher charge volumes and increased customer participation in Membership Rewards, the expense of the program has increased both in the United States and internationally over the past several years and continues to grow.
     Despite the increasing costs of the Membership Rewards program as penetration and usage expand, it plays a vital role in our profitability. The program continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. For the three-year period through the end of 2006, total spending by U.S. Membership Rewards participants increased by 66%. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.
Cardmember Special Services and Programs
     Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have and their country of residence. Examples of these special services and programs include:
•	the Membership Rewards program;

•	Global AssistSM Hotline;	•	Emergency Check Cashing Privileges;

•	Buyer’s Assurance Plan;	•	Automatic Flight Insurance;

•	Car Rental Loss and Damage Insurance;	•	Premium Baggage Protection;

•	Purchase Protection Plan;	•	Assured Reservations;

•	Emergency Card Replacement;	•	Online Fraud Protection Guarantee;

•	Return Protection;	•	Credit Card Registry;

•	Manage Your Card Account Online;	•	Credit Bureau Monitoring and Reporting;

•	Online Year End Summary;	•	Identity Theft Assistance; and

•	Roadside Assistance – Anywhere;	•	Event Ticket Protection Plan.

•	Automatic Bill Pay;
     During 2006, we began “Membership Changes EverythingSM,” a five-week series of free activities in the New York City area for Cardmembers who carry American Express-issued Cards, which was designed to exhibit the benefits and services that accompany Card membership.
     We offer the Platinum Card, a charge Card that provides access to additional and enhanced travel, protection, personal assistance and other services. In addition, we offer the Centurion® Card, an ultra-premium charge card providing highly personalized customer service and an array of travel, lifestyle and financial benefits.
OPEN from American Express ®
     In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (firms that generally have less than 100 employees and/or sales of $10 million or less), a key growth area in the United States. OPEN from American Express (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:
•	charge and credit Cards;

•	access to lines of credit up to $100,000;

•	discounts at select suppliers of business services and products, including airline tickets, car rentals, hotel stays, package shipping, computer and software equipment, telecommunications, printing and photocopying services and other business services;

•	expense management reporting;

•	enhanced online account management capabilities;

•	retail and travel protections such as baggage insurance; and

•	travel services.
     During 2006, we continued to expand the breadth of products and services offered by OPEN® by, among other things, introducing several new Cards:
•	the JetBlue Business Card from American Express, which offers small business owners an automatic OPEN Savings® discount of 5% on JetBlue flights, plus one award dollar on virtually every purchase and double awards dollars on select small business purchases, including JetBlue travel, gasoline, office supplies, wireless phone charges and car rentals;

•	the American Express SimplyCashSM Business Card, offering automatic cash back rewards for small business owners through monthly rebates within the Cardmembers’ statements. Cardmembers receive 5% cash back each month on gas, office supplies and wireless charges, and 1% cash back on virtually all other purchases; and

•	The Starwood Preferred Guest® Business Credit Card, which incorporates programs and services tailored specifically to the small business owner and gives Starpoints for all their business spending that can be redeemed for hotel stays or airline flights. At the same time, we enhanced and relaunched the Starwood Preferred Guest Credit Card for consumers, enabling Cardmembers to take advantage of greater benefits and richer rewards.
     These programs are in addition to OPEN Savings, which is a program that offers savings for OPEN customers on travel and other major business expenses simply by using their American Express® Business Card at participating companies. These savings may be combined with any existing discounts or offers. During 2006, we expanded OPEN Savings by signing new partners and expanding relationships with existing ones in various categories, including:
•	the launch of airline partners Delta Airlines and JetBlue Airways. Small business owners using any American Express Business Card receive an automatic 3% discount on the total cost of Delta and JetBlue flights. In addition, Cardmembers who purchase flights on these airlines, using their respective Delta SkyMiles, SkyPoints Delta Business Card or JetBlue Business Card, will receive an additional 2% discount off the total cost of the flights; and

•	the inclusion of two new technology partners, Gateway and Symantec.
Competition – Card Issuing Business
     Our proprietary Card business encounters substantial and intense competition. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, and Capital One Financial) that issue general purpose credit cards, primarily under revolving credit plans, and the Morgan Stanley affiliate that issues the Discover Card on the Discover Business Services network. We also encounter limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are not generally substitutes for our Cards because of their limited acceptance. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers and the largest issuers have continued to grow, in several cases by acquiring card portfolios and also by cross-selling through their retail branch networks.
     Competing card issuers offer a variety of products and services to attract cardholders, including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, services for small business owners, “teaser” promotional interest rates for both credit card acquisition and balance transfers, and cobranded arrangements with partners that offer benefits to cardholders. In recent years we have encountered increasingly intense competition in the small business sector, as competitors have targeted OPEN’s customer base as a result of our leadership position in providing financial services to small businesses.
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
     The principal competitive factors that affect the card-issuing business are:
•	the features and the quality of the services, including rewards programs, provided to Cardmembers;

•	the number, spending characteristics and credit performance of Cardmembers;

•	the quantity and quality of the establishments that accept Cards;

•	the cost of Cards to Cardmembers;

•	pricing, payment and other Card account terms and conditions;

•	the number and quality of other payment instruments available to Cardmembers;

•	the nature and quality of expense management data capture and reporting capability;

•	the success of targeted marketing and promotional campaigns;

•	reputation and brand recognition;

•	the ability of issuers to manage credit and interest rate risk throughout the economic cycle;

•	the ability of issuers to implement operational and cost efficiencies; and

•	the quality of customer service.
     As the payment industry continues to evolve, we are also beginning to face competition from non-traditional players, such as online networks and telecom providers, that leverage new technology to create payment solutions.
Financing Activities
     American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), purchases the majority of charge Card receivables arising from the use of Cards issued in the United States and in certain currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables, in part, through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations. (You can find a discussion of TRS’ and Centurion Bank’s securitization and other financing activities on page 32, page 35, pages 43 - 48 and pages 55 - 56 under the caption “Financial Review,” and Note 5 on pages 87 - 89 of the Company’s 2006 Annual Report to Shareholders, which portions we incorporate herein by reference.)
Regulation – Card Issuing Business
     The charge card and consumer lending businesses are subject to extensive regulation. In the United States, the business is subject to a number of federal laws and regulations, including:
•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit);

•	the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected);

•	the Truth in Lending Act (“TILA”) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications);

•	the Fair Credit Billing Act (which, among other things, regulates the manner that billing inquiries are handled and specifies certain billing requirements); and

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs).
     Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see “Corporate and Other” below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure and privacy-related laws (in certain cases more stringent than the laws in the United States). The application of bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the Patriot Act. (For a discussion of this legislation and its effect on our business, see “Regulation” in the “Global Network Services” section above and see “Corporate and Other” below.)
     Centurion Bank, AEBFSB and our other bank entities are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which our Card and lending businesses operate has become increasingly complex and robust. More recently, the U.S. Congress, as well as regulators and various consumer advocacy groups, have begun increasing focus and attention on the types and levels of fees charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations.
     In January 2003, the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued new guidance to the industry on credit card account management and loss allowance practices (the “Guidance”). The Guidance covers five areas: (i) credit line management, (ii) over-limit practices, (iii) minimum payment and negative amortization practices, (iv) workout and forbearance practices, and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders’ practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. At present, we do not have any lending programs that target the subprime market. Centurion Bank and AEBFSB evaluate and discuss the Guidance with their respective regulators on an ongoing basis as part of their regulatory examination processes, and, as a result, may refine their practices from time to time based on regulatory input. The Guidance has not had, nor do we expect it to have, any material impact on our businesses or practices.
Global Travelers Cheques and Prepaid Services (“TCPS”)
     We have been in the business of issuing and selling travelers checks since 1891. In addition to travelers checks, we also offer a variety of other prepaid products, including reloadable and non-reloadable prepaid cards and, through American Express Incentive Services L.L.C., a joint venture with Maritz Inc., we offer various incentive prepaid products, including the Corporate Gift Cheque, the Incentive Funds Card and several points-based incentive cards.
     We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are available in eight currencies, including Euros. We also issue and sell other forms of paper travelers checks: American Express® Gift Cheques, which are available in U.S. and Canadian dollars, and the American Express Cheque-Secure Funds, which are available in dollars and Euros, and are offered in certain countries as a safe way to keep cash at home. Sales of Travelers Cheques declined slightly in 2006, reflecting the migration of the prepaid business toward plastic.
     TCPS offers prepaid gift cards in the United States: the American Express® Gift Card (“Gift Card”), which can be used in the United States at businesses that accept American Express Cards, subject to certain usage limitations, and mall-branded gift cards, which are specifically designed for use solely at merchants that accept the American Express Card and that are located within a specific shopping mall. Our Gift Cards are now sold through tens of thousands of locations throughout the United States, and we added many new ones during the year, including gas stations, retail bank branches and grocery stores. Sales of Gift Cards continued to rise, reflecting the growing popularity of these products and our efforts to increase buying convenience for customers.
     We also continued to offer the Travelers Cheque Card (“TCC”), a reloadable, prepaid card marketed as a plastic form of our Travelers Cheque. During 2006, the TCC was sold in the United States, the United Kingdom and Germany, in U.S. dollars, British pounds sterling and Euros, respectively, for use worldwide, for both online and in-person purchases and at ATMs (ATM fees apply) that accept the American Express Card. TCC holders have access to the same customer service and security provided to holders of Travelers Cheques, including card replacement or refund if the TCC is lost or stolen (usually within 24 hours).
     We sell American Express paper and plastic prepaid products through a variety of channels. We sell these products directly to consumers via phone and the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices, independent travel agents, financial institutions, and many other financial, travel and commercial businesses. Many of the same sellers also sell our prepaid cards. We sometimes compensate selling outlets for their sales.
     In 2006, we continued to expand our Gift Card retail distribution network significantly to include Walgreens and Office Depot, as well as more than 2,500 locations in the grocery category, malls and large national retail chains. These sellers use prepaid card merchandise racks to market and sell our Gift Cards.
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
     Our prepaid cards (“open-system” cards that can be used at multiple unaffiliated sellers of goods or services) compete with the same payment methods described above; however, gift cards compete primarily with cash, checks and other open-system and store-specific gift cards.

Regulation – Travelers Cheques and Prepaid Cards
     As an issuer of travelers checks, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly-rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards issued by TRS in accordance with applicable law, predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. In 2006, a few states (e.g., Hawaii and New Hampshire) passed money transmitter laws for the first time, and we have applied for or secured licenses in each of these jurisdictions. Many states examine licensees annually. In addition, travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which such issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. A few states have amended their abandoned property laws to apply to prepaid cards.
     In the past few years, some states have enacted laws pertaining to the issuance and the sale of gift cards. We continue to monitor state legislative activity restricting the fees that consumers can be charged or the expiration dates that can apply to gift cards. In certain states where regulation has made it impossible for us to offer gift cards profitably, we have limited or withdrawn from selling these cards. Federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as “Money Service Businesses” and compliance with anti-money laundering recordkeeping and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be “Money Service Businesses,” are not required to register under these regulations. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.
American Express Consumer Travel Network – USA
     The American Express Consumer Travel Network – USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently-owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers two-for-one fares on certain international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion and Platinum Card members include Centurion Cruise Privileges® , Centurion Destinations® and Platinum Destinations® Vacations, the Private Jets Program, Private Villas and Yachts. Consumer Travel also provides Membership Rewards programs designed for unique Cardmember segments such as Membership Rewards Land & Sea packages and Gold Destinations.

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
     Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique American Express Cardmember benefits such as an American Express Travel Office locator, Travel Specialist finder tools, double Membership Rewards points, and travel planning resources and destination content through the “Local Color” portion of the Web site. In addition, Cardmembers are able to redeem Membership Rewards points for some categories of travel through both our Web site and our call centers and Travel Offices.
     In 2006, Consumer Travel attracted eight new members with 43 locations to our Representative Network, including The Travel Team, CI Travel and Passageways Travel.
     TRS’ worldwide travel network of more than 2,200 retail travel locations is important in supporting the American Express brand and providing Cardmember servicing throughout the world, including a range of Traveler Cheques, Gift Cheques, Gift Cards and foreign exchange services.
Competition – Consumer Travel Network – USA
     American Express Consumer Travel competes with a variety of different competitors including traditional “brick and mortar” travel agents, credit card companies with significant travel benefits, online travel agents and travel suppliers that distribute their products to consumers directly via the Internet or telephone-based customer service centers. In recent years we have experienced an increasing presence of “niche” players that are seeking to capitalize on the growth in the luxury travel segment by combining luxury travel offers with concierge-type services.
INTERNATIONAL CARD & GLOBAL COMMERCIAL SERVICES
International Proprietary Consumer Card
     We issue our charge and credit Cards in numerous countries around the globe. Although our geographic scope is widespread, we generally do not have significant share in the markets in which we operate. We focus primarily on those markets that we believe offer us the greatest financial opportunity.
     The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2006. These are Cards that we issue, either on our own or, as further described below, as cobrands with partnering institutions. This past year, among other new proprietary products, we announced or launched:
•	the American Express RED Card® in the United Kingdom, in partnership with Project RED, pursuant to which a portion of the money spent by Cardmembers is donated to the Global Fund for HIV/Aids programs in Africa;

•	cobranded consumer credit Cards with Qantas airlines in Australia and Thai Airways International in Thailand, designed to appeal to the airlines’ most frequent travelers;

•	the American Express small business platinum charge Card in Italy, and a small business gold charge Card in France;

•	new Platinum credit Cards in India and Argentina; and

•	distribution agreements with Commerzbank to distribute consumer Cards in Germany; with ABN-AMRO to distribute consumer Cards in the Netherlands; and with Mitsubishi UFJ Financial Group to distribute consumer Cards in Japan.
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
     As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,300 redemption partners across our international business, with an average of 75 partners in each country; less than 23% of these partners are in the travel industry. Cardmembers can redeem their points with more than 35 airlines and over 200 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2006, we continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem points more quickly. Significantly, in selected markets we launched TravelKey, which allows Cardmembers to book flights and vacations with virtually any airline to any destination without restrictions, and enhanced the Membership Rewards Web site to offer easier online redemption. In Australia, we introduced Membership Rewards Concierge Service to help Cardmembers create customized rewards packages.
     Membership Travel Services International provides premium travel and lifestyle, as well as concierge services, a benefit that exemplifies the customer experience provided to our Platinum Card and Centurion Card customers, through 25 exclusively dedicated international call centers in 25 countries. Additionally, Membership Travel Services operates 25 proprietary Travel Service Offices in Mexico, Argentina and Italy to provide Cardmembers with travel and foreign exchange assistance. Across all markets, we are enhancing our capabilities to sell exclusively negotiated benefits and luxury travel packages with preferred suppliers through American Express’s International Airline Program, the Fine Hotel & Resorts Program and American Express® Vacations to create exceptional experiences for our Cardmembers.

Competition – International Proprietary Consumer Card
     As compared to the United States, consumers outside the United States use cards for a smaller percentage of their total payments, with some large emerging market countries just beginning to transition to card usage in any meaningful way. Currently, we have a small share of consumer card spending outside the United States. Internationally, our proprietary Card issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and HSBC as our strongest competitors, as they offer card products in a large number of markets.
Global Commercial Services
      Through our Global Commercial Services (“GCS”) group, we provide expense management services to more than 100,000 firms worldwide through our Corporate Card program, Corporate Purchasing Solutions, electronic invoicing and payment services (Source-to-Settle (“S2S”SM)) and Global Business Travel Services. American Express is a leading global issuer of commercial cards and is also a leading global travel management company for corporations and businesses. During 2006, we added or retained several major Corporate Card clients in the United States and internationally, including Accenture, Costco Wholesale Corporation, Merrill Lynch, Phillips and Siemens Corporation. We also were awarded the corporate travel business of several new clients including Astra Zeneca PLC, Medtronic Inc., Nortel Networks Corporation, BearingPoint Inc. and Lear Corporation. GCS offers four primary products and services:
•	Corporate Card, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending;

•	Corporate Purchasing Solutions, an account established by a company to pay for everyday business expenses such as office and computer supplies;

•	S2S, a suite of electronic solutions for companies looking to automate their source-to-settle processes and gain savings and control by integrating steps in their entire procurement cycle; and

•	Business Travel, which helps businesses manage their travel expenses through a variety of travel-related products and services.

Corporate Card, Corporate Purchasing Solutions, and S2S
     The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through the Corporate Card program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in over 35 countries, which we distribute through proprietary operations and partner banks, and international dollar Corporate Cards in over 100 countries.
     Corporate Purchasing Solutions (“CPS”) helps global, large and middle market companies manage their everyday spending. CPS is used by corporations to buy everyday goods and services, such as office supplies and industrial supplies and equipment, in 24 markets around the world. This type of spending by corporations is less susceptible to economic downturns than traditional travel and entertainment spending and helps to diversify the spending mix on our Cards.
     S2SSM solutions are designed to help companies improve the efficiency of their supply chain, reduce processing costs and increase control and compliance along all steps in the purchasing process. The S2S product set significantly expands the American Express suite of commercial card products and services and responds to clients’ needs as they transform their purchasing process, from sourcing and ordering through invoice and payment. To support the development and roll-out of the S2S electronic invoice and payment suite of solutions, at the end of 2006, the Company acquired Harbor Payments, Inc., an Atlanta-based technology company with an established network of corporate clients and business-to-business suppliers.
     In addition to providing expense management services to large and global corporations, our GCS business markets Corporate Card programs to middle market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion) worldwide. GCS is focused on continuing to expand its business with midsize companies, which represent significant growth opportunities. Businesses of this size often do not have corporate card programs. However, once enrolled in the program, midsize companies, which usually do not have well-defined purchasing programs, will typically put a significant portion of their business spending (both travel and entertainment and non-T&E, such as office supplies) on the Card because they can gain control, savings and employee benefits. In 2005, our GCS business invested in a wide range of marketing programs and product enhancements, and added sales staff to build our business within the midsize segment. In support of this strategy, GCS offers the Savings at WorkSM program in the United States, as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services.

     With the increased focus on cost containment by firms, we have experienced significant growth over the past few years in the Corporate Meeting Card, which helps U.S.-based and international companies control company meeting expenses. The Corporate Meeting Card is available in 19 global markets and provides clients with a tool to capture such spending and provides company meeting planners with a tool to simplify the meetings payment process and access to data to negotiate with suppliers. GCS also offers the Corporate Defined Expense Program. This product allows companies to set a maximum amount to be charged on a Card before expiration and permits them to segregate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.
     During 2006, we also partnered with a group of major hotel companies in North America and Europe to offer our corporate clients secure Web-based access to enhanced data regarding their employees’ lodging spend. This enhanced data is available for integration with expense reporting providers to allow for pre-itemization of lodging transactions, thereby reducing the amount of time required for employees to process their T&E expenses.
     GCS also offers American Express@Work® , a secure, web-based suite of online tools that enables clients to manage their global Corporate Card, Corporate Purchasing Solutions and Corporate Meeting Card programs on a 24/7 basis through a single user interface. @ Work provides authorized client representatives online access to global management information to help them gain visibility into their spending patterns, as well as the ability make changes to their program or Card accounts through an easy to use online interface. @ Work also includes automated expense reporting and reconciliation tools that enable clients to enforce program compliance and effectively integrate spend information with their internal accounting systems. This suite of online tools is intended to assist companies in managing expenses more efficiently than offline alternatives, thereby decreasing both the direct and indirect costs associated with maintaining accounts and ensuring program compliance.
Competition – Global Commercial Card Business
     The commercial payments industry is dynamic and highly competitive, with competition increasingly intense at both the card network and card issuer levels. At the network level, we have experienced increasing competition in the commercial card marketplace, including aggressive expansion into new and emerging markets, efforts to transition business-to-business spend from cash and check to cards and electronic invoicing and payment vehicles and expanding marketing and advertising budgets for commercial services.
     In addition, both VISA and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, GE Capital Financial Inc. and Citibank (in the United States and globally), who are willing to build and support data collection and reporting necessary to satisfy customer requirements.
     Card issuers have increasingly acquired niche technology offerings to enhance data capture capabilities and reporting functionality. These efforts are built on the solid progress of the bankcard associations to offer more global, robust solutions. As such, global servicing, data quality, technological functionality and simplicity, and customer experience are among the key competitive factors in the commercial card business.
Global Travel Services
     GCS Global Travel Services consists of American Express Business Travel and Global Foreign Exchange Services.

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
     Business Travel services customers directly in 34 key markets worldwide, of which 28 are proprietary operations and six are managed through joint ventures. In addition, Business Travel also serves customers in other relevant markets through franchise partnerships. In 2006, Business Travel sold and franchised operations in Brazil and New Zealand. American Express processed $21.8 billion of travel spend globally in 2006.
     Business Travel continues to update its economic model and invest in new innovative products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide. We have comprehensive cost-saving travel management offerings for our clients, including webfare guarantees for the small- and mid-sized segments in the United States, a travel management loyalty program with double Membership Rewards points for individual travelers and automatic ticket refunds in the United States and select international markets. We also offer customers savings and benefits through the Preferred Extra supplier value programs and advisory services, which provide consulting solutions in all areas of travel and entertainment expense management. Business Travel also offers the TravelBahn ® Distribution Solution, a proprietary distribution solution that provides access to airline inventory and fares for American Express Business Travel customers with a number of carriers, in North America and in select international markets. Business Travel offers a range of other solutions to our customers that provide them with savings, control, services and traveler care.
     Among other developments during 2006, we also worked with Rearden Commerce to launch American Express Intelligent Online Marketplace (AXIOMSM), an online marketplace of more than 135,000 suppliers that lets clients find, purchase and manage both traditional travel and related services, such as airport parking, dining and package shipping. This site passes on negotiated savings from our merchant partners to clients, and makes it easier for business travelers to book with approved suppliers.
     During 2006, Business Travel also formed Global Advisory Services, providing clients with end-to-end solutions to help them optimize their investments in air, hotel, car rental and meetings spending. Business Travel also introduced Security Suite, a global traveler security solution to support our clients in locating and caring for their traveling executives in times of unexpected events and crises.
     Business Travel continued numerous reengineering initiatives in 2006, including the rationalization of our network, standardization of platforms and processes and implementation of new technology solutions to increase the flexibility of our business model, increase productivity, reduce costs and enhance the quality of customer service globally. Business Travel has also moved many of its business processes and customer servicing online. In the United States, 43% of all of GCS’ business travel transactions were processed online, and while lower than in the United States, online penetration rates in other markets, including the United Kingdom, Canada, Mexico and Australia have been increasing in recent years, ranging from 7% to 27%.
     Global Foreign Exchange Services (“FES”) consists of retail and wholesale foreign exchange services and International Payments. In 2006, we completed the divestiture of most of our retail travel and FES standalone city locations, with the exceptions of Australia, Mexico and Italy. We are concentrating the retail foreign exchange business in key international airports, including London’s Heathrow, the Aeroports de Paris and Changi Airport in Singapore. For corporate clients, our International Payments online payment product allows companies and banks to make cross-border payments in major foreign currencies at competitive exchange rates. Wholesale banknote services are also provided to select financial institutions and travel-related companies.
Competition – Global Travel Services
     Business Travel continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer. In addition, competition comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents.
     In 2006, significant changes were announced to the ownership and network structure of four of the major traditional travel management companies – Business Travel International, TQ3, Carlson Wagonlit and Navigant International, Inc. – consolidating and realigning the shape of the industry. Similarly, changes to the ownership structures of numerous other travel industry companies were announced in 2006, including, but not limited to, Qantas Airways Ltd., Sabre Holdings Corporation, Travelport Ltd. and Worldspan LP. In addition, the recently-withdrawn offer by US Airways to acquire Delta Air Lines has increased speculation that the U.S. airline industry may be entering a period of consolidation. More change in the industry is expected to follow. Each of these changes to the competitive environment in the industry may result in additional challenges to travel management companies, which could have a competitive impact.
     For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold. Carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel agents because they do not receive distribution revenue from directly booked transactions.
     Overall, intense competition among travel management companies, the ongoing trends of airline direct sales, rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees continue to put pressure on revenue for travel agents. We believe that the restructuring of our business model over the last few years by charging customers for the services we provide and the value we create, restructuring our expense base through the rationalization of our call center locations, transitioning many of our services online, and our global presence have helped us to balance these revenue pressures.
American Express Bank
     American Express Bank (“AEB”) serves affluent and high net worth individuals and financial institutions through over 75 locations in 47 countries and regions worldwide. AEB’s operations are conducted primarily through our indirect wholly owned subsidiary, American Express Bank Ltd., and its subsidiaries. AEB serves financial institutions worldwide and individual clients outside the United States. AEB does not directly or indirectly do business in the United States except as may be incidental to its activities outside the United States. The following discussion relating to AEB generally does not distinguish between U.S.- and non-U.S.-based activities.
     AEB’s two primary business lines are Global Wealth Management (“GWM”), which incorporates The Private Bank and Financial Advisory Services, and the Financial Institutions Group (“FIG”). The Private Bank focuses on delivering an extensive range of investment management, trust and estate planning and banking services, including secured lending and investment certificates, to high net worth individuals. Financial Advisory Services provides a wide variety of local, domestic saving and investment products to affluent individuals in Hong Kong, Singapore, India, Mexico, Indonesia, the Philippines and Germany.
     FIG provides financial institution clients with a wide range of correspondent banking products, including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products. AEB also distributes mutual funds through its financial institutions clients. In addition, AEB provides treasury and capital market products and services to its customers, including foreign exchange, foreign exchange options and other derivatives and interest rate risk management products.
     AEB continues to work with other parts of American Express to cross-sell a range of payment, lending and financial service products and build deeper relationships with consumer and small business customers in key international markets. AEB markets its Private Bank services to a highly selective group of Cardmembers outside the United States. AEB offers credit products such as installment loans and revolving lines of credit to both Cardmembers and non-Cardmembers in Germany, Hong Kong, India and Singapore. AEB also issues deposit certificates denominated in U.S. dollars, euros, pounds sterling and Australian dollars through American Express International Deposit Company in the Cayman Islands.

     AEB’s worldwide headquarters is located in New York City. It maintains an international banking agency in New York City and Miami, Florida, and facility offices in San Francisco, San Diego and Los Angeles, California, as well as a representative office in Atlanta, Georgia. Its wholly owned Edge Act subsidiary, American Express Bank International (“AEBI”), is headquartered in Miami, Florida, and has branches in New York City and Miami.
Risks – Banking Services
     The global nature of AEB’s business activities is such that concentrations of credit to geographic regions are not unusual. AEB continually monitors and actively manages its credit concentrations to reduce the associated risk. The Private Bank’s loans are generally secured by liquid, marketable collateral. FIG controls its exposures by limiting its relationships to select banks and limiting its exposures to such banks to quantitative limits (by obligor, by country and by exposure type) that are periodically re-evaluated; such exposures also typically carry a short-term tenure and are trade-related, which generally has a lower risk profile. At December 31, 2006, AEB had significant investments in certain on- and off-balance sheet financial instruments, which were primarily represented by deposits with banks, securities, loans, forward contracts, contractual amounts of letters of credit (standby and commercial) and guarantees. The counterparties to these financial instruments were primarily unrelated to AEB, and principally consisted of consumers to whom AEB has extended loans, banks and other financial institutions and foreign government agencies operating geographically within the Asia/Pacific region, Europe, North America, Latin America, the Indian Subcontinent and Middle East/Africa.
     AEB’s earnings are sensitive to interest rates because the repricing of its liabilities does not, generally, match the repricing of its assets. AEB invests deposits in excess of loans and the proceeds of investment certificates in highly-rated investment securities. It maintains mandatory investment portfolios in a number of countries as required by central banks. AEB monitors and controls its assets-liability mismatches both on a country and global level through a rigorous Earnings at Risk process and manages the mismatch of assets and liabilities by adjusting the repricing frequency of its investments or by using derivatives.
     AEB sells foreign exchange, interest rate and equity products to its customer base and may decide to take short-term proprietary trading positions as a result of this business. The foreign exchange, interest rate and equity risk is managed at the branch and global level through a comprehensive Value at Risk process. AEB manages counterparty credit exposure on foreign exchange and interest rate derivatives through a dynamic mark-to-market and potential future exposure process, in which the current fair value and potential future exposure are calculated and managed against counterparty loan equivalent limits. You can find more information on AEB’s management of its foreign exchange risk and use of derivative financial instruments under the caption “Risk Management – Market Risk Management Process” and in Note 10 to the Company’s Consolidated Financial Statements on pages 51-52 and pages 93-95, respectively, of our 2006 Annual Report to Shareholders, which portions of such reports are incorporated herein by reference.

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
Competition – Banking Services
     The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions and, in certain cases, governmental agencies.
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
     Since AEBC and AEBL do not do business in the United States, except as may be incidental to their activities outside the United States, our affiliation with AEBC and AEBL does not require us to register as a bank holding company under Regulation Y promulgated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). AEBC and AEBL are not members of the Federal Reserve System, are not subject to supervision by the FDIC, and are not subject to any of the restrictions imposed by the Competitive Equality Banking Act of 1987 other than anti-tying rules with respect to transactions involving products and services of certain of its affiliates. AEBC and AEBL are not financial holding companies under the Gramm-Leach-Bliley Act.
     The NYSBD requires AEBC, on a consolidated basis, to monitor its financial condition and maintain risk-based and leverage capital in accordance with minimum thresholds established by the NYSBD. At year-end 2006, AEB had Tier One, Total and Leverage capital (as those terms are defined under the Federal Reserve Board’s risk-based capital guidelines) that exceeded the minimum standards established by the NYSBD. Additionally, AEB is not required to comply on a consolidated basis with the Advanced Internal Ratings Based Approach incorporated in the Basel II Capital Accord Framework published in June, 2004. AEB monitors developments with respect to the implementation of the Basel II Capital Accord in jurisdictions where its branch and subsidiary network is located.

     In recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the Patriot Act that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL, and it has increased its efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which it does business.
CORPORATE & OTHER
     Corporate and Other includes American Express Publishing. We also discuss information relevant to the Company as a whole in this section.
American Express Publishing
     Through American Express Publishing, we publish luxury lifestyle magazines such as Travel+Leisure® , T+L Family, a supplement to Travel+Leisure, T+L Golf® , Food & Wine ® and Departures ® ; travel resources such as SkyGuide® ; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and eskyguide.com. We have an agreement with Time Inc. under which it manages our publishing business, and we share profits relating to this business.
Service and Technology Infrastructure
     We continue to make significant investments, both in the United States and internationally, in our Card systems and infrastructure to allow faster introduction and greater customization of products. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the Card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new Cards to an account and resolving customer satisfaction issues. In international markets, we are building flexibility and enhancing our global platforms and capabilities, such as in revolving credit.
     We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. During 2006, we broadened our focus to include opportunities to use the Internet to drive revenue and build our brand, while continuing to focus on migrating transaction volumes at lower costs. We now have more online interactions with U.S. customers than we do by telephone or in person.

     At year-end, customers had enrolled approximately 21 million Cards globally in our “Manage Your Card Account Service.” This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 62 markets around the world, including GNS markets.
     We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, security and privacy. Also, in 2006, we and several other card networks formed PCI Security Standards Council, LLC, an independent standards-setting organization that will manage the evolution of the Payment Card Industry (PCI) Data Security Standard. (For a discussion of this organization, see the “Global Network Services” section above.)
     In 2002, we outsourced most of our technology operations work to IBM. This arrangement, which has a seven-year term with options to extend, enables us to benefit from IBM’s expertise while lowering our information technology costs. IBM is responsible for managing most of our day-to-day technology operations functions, including mainframe, midrange and desktop systems; web hosting; database administration; help desk services and data center operations. Our internal IT organization continues to retain the Company’s technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, developing and maintaining applications and databases and managing the technology portfolios of our businesses.
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
     We use information about our customers to develop and make available relevant, personalized products and services. Our customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory activity in the areas of privacy and data protection continues to increase worldwide, spurred by advancements in technology and related concerns about the rapid and widespread dissemination and use of information. As noted above, as part of our efforts to enhance payment account data security, in 2006, we and Discover Financial Services, JCB, MasterCard Worldwide and Visa International formed the PCI Security Standards Council, an open global forum for the ongoing development, enhancement, storage, dissemination and implementation of security standards for account data protection throughout the transaction process.
     The Gramm-Leach-Bliley Act (“GLBA”) became effective on July 1, 2001. GLBA provides for disclosure of a financial institution’s privacy policies and practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state’s Financial Information Privacy Act. We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to collect and use data properly to achieve our business objectives.
     The Fair Credit Reporting Act of 1970 regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. FCRA was significantly amended by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act requires any company that receives information concerning a consumer from an affiliate to permit the consumer to opt out from having that information used to market the company’s products to the consumer. The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. New duties are imposed on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Grantors of credit using pre-screened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further pre-screened offers of credit. The enactment and implementation of the FACT Act has not had a significant impact on our business or practices.
     The federal fiscal year 2007 Defense Authorization Act includes a provision (often referred to as the “Talent Amendment”) aimed at preventing abuses of payday lending programs marketed to members of the U.S. military services. This provision is broadly worded and could be interpreted to impose a number of new regulatory requirements on lending products that may be marketed to members of the armed forces. The Department of Defense has primary authority for making the rules under which this provision would be implemented. The Company is working with industry groups to urge the Department of Defense to craft these rules in a manner that will carry out the provision’s purpose of curbing abuses in payday lending without imposing undue regulation on lending products.

     In the United States, the Patriot Act was enacted in October 2001 in the wake of the September 11, 2001 terrorist attacks. The Patriot Act substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism and money laundering, including provisions aimed at impeding terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act requires federal regulators, led by the Secretary of the Treasury, to regulate or take other steps to require financial institutions to establish anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and recordkeeping requirements. While American Express has long maintained anti-money laundering programs in our businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of our business activities conducted within AEB, TRS and their affiliates, prescribing minimum standards for such anti-money laundering programs, and we have enhanced existing programs and developed and implemented new ones in response to these new regulations. For example, in April 2002, the U.S. Secretary of the Treasury issued regulations applicable to operators of credit card networks (such as VISA, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire merchants on their networks. As a result, we developed and implemented a program for our GNS business. We have also developed and implemented a Customer Identification Program applicable to many of our businesses, and we have enhanced our Know Your Customer and Enhanced Due Diligence programs in others. We intend to take steps to comply with any additional regulations that are adopted. In addition, we will take steps to comply with anti-money laundering initiatives adopted in other jurisdictions in which we conduct business.
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
FOREIGN OPERATIONS
     We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 19 to our Consolidated Financial Statements, which you can find on pages 106-109 of our 2006 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales).

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
     As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; foreign exchange positions held by AEB as a consequence of its client-related foreign exchange trading operations; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management – Market Risk Management Process” on pages 51-52 of our 2006 Annual Report to Shareholders, which information is incorporated herein by reference.
SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES
     You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 19 to the Consolidated Financial Statements of the Company, which appears on pages 106-108 of the Company’s 2006 Annual Report to Shareholders, which Note is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE COMPANY
     Set forth below is a list of all our executive officers as of March 1, 2007. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -	Chairman and Chief Executive Officer; Chairman and Chief Executive Officer, American Express Travel Related Services Company, Inc.
     Mr. Chenault (55) has been Chairman since April 2001 and Chief Executive Officer since January 2001. Prior thereto he had been President and Chief Operating Officer of the Company since February 1997. He has also been Chairman of TRS since April 2001 and Chief Executive Officer of TRS since February 1997.

L. KEVIN COX -	Executive Vice President, Human Resources
     Mr. Cox (43) has been Executive Vice President, Human Resources of the Company since April 2005. Prior thereto he had been Executive Vice President of The Pepsi Bottling Group since September 2004. Prior thereto, he had been Senior Vice President, Human Resources of such company since March 1999.

EDWARD P. GILLIGAN -	Group President, American Express International & Global Corporate Services
     Mr. Gilligan (47) has been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

JOHN D. HAYES -	Executive Vice President, Global Advertising and Brand Management and Chief Marketing Officer
     Mr. Hayes (52) has been Executive Vice President, Global Advertising and Brand Management since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY -	Executive Vice President and acting Chief Financial Officer
     Mr. Henry (57) has been Executive Vice President and acting Chief Financial Officer of the Company since February 2007. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

ALFRED F. KELLY, JR. -	Group President, Consumer, Small Business and Merchant Services
     Mr. Kelly (48) has been Group President, Consumer, Small Business and Merchant Services since October 2005. Prior thereto, he had been Group President, U.S. Consumer and Small Business Services since June 2000.

LOUISE M. PARENT -	Executive Vice President and General Counsel
     Ms. Parent (56) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK -	Executive Vice President, Corporate Affairs and Communications
     Mr. Schick (60) has been Executive Vice President, Corporate Affairs and Communications since March 1993.

STEPHEN SQUERI -	Executive Vice President and Chief Information Officer
     Mr. Squeri (47) has been Executive Vice President and Chief Information Officer since May 2005. Prior thereto, he had been President, Global Commercial Card – Global Corporate Services since January 2002 and President, Establishment Services – United States and Canada, from July 2000 through December 2001.
EMPLOYEES
     We had approximately 65,400 employees on December 31, 2006.
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
     We face increasingly intense competitive pressure which may impact the prices we charge merchants who accept our cards for payment for goods and services.
     Unlike our competitors in the payments industry that rely on high revolving credit balances to drive profits, our business model is focused on Cardmember spending. Discount revenue, which represents fees charged to merchants when Cardmembers use their Cards to purchase goods and services on our network, is primarily driven by billed business volumes and is our largest single revenue source. In recent years, we have been under market pressure to reduce merchant discount rates and undertake other repricing initiatives. This pressure arises, in part, due to the regulatory pressure on our competitors outside the United States, which has been increasing. If we continue to experience a decline in the average merchant discount rate we charge merchants or are unable to sustain premium merchant discount rates on our Cards without experiencing overall volume growth or an increase in merchant coverage, our revenues and profitability could be materially and adversely affected.
     We may not be able to increase consumer and business spending and borrowing on our payment services products or manage the costs of our Cardmember benefits intended to stimulate such use.
     Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. It also depends on our ability to attract new Cardmembers, reduce Cardmember attrition, increase merchant coverage, and capture a greater share of customers’ total spending on Cards issued on our network, both in the United States and in our international operations. One of the ways in which we attract new Cardmembers is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. If we are not successful in increasing consumer and business spending or in managing the costs of our Cardmember benefits, our revenues and profitability could be negatively affected.
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
     We have regularly undertaken, and are currently considering undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion and rewards), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, we may not realize all or a significant portion of the benefits that we intended. Failure to achieve these benefits could have a negative effect on our financial condition and results of operations.
     We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our billed business. We are exposed to the risk of downturns in these industries, including bankruptcies of our partners, and the possible obligation to make payments to our partners.
     In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco to offer cobranded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, most notably the airline industry, to offer benefits to Cardmember participants. The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings and other similar events. In particular, we are exposed to risk under our agreements with Delta Air Lines, which were restructured in connection with Delta’s filing for protection under Chapter 11 of the Bankruptcy Code. For additional information relating to the agreements with Delta, see “Financial Review – Airline Industry Matters” on page 60 of our 2006 Annual Report to Shareholders. In addition, under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain cobrand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. We are also exposed to risk if we are not able to effectively manage bankruptcies, restructurings, consolidations and other similar events that may occur in the airline industry or any other industry representing a significant portion of our billed business, including any potential negative effects on particular card products and services (and billed business generally) that could result from the actual or perceived weakness of key business partners in such industries.
     Our risk management policies and procedures may not be effective.
     We must effectively manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept our card products. Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables, and our other consumer lending activities and institutional credit risk from merchants and GNS partners. While consumer credit risk is more closely linked to general economic conditions rather than borrower-specific events like institutional credit risk, both expose us to a risk of loss. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and an increase in our reserve for loan losses may adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.
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
     Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review – Risk Management” on pages 49-53 of our 2006 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

     Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.
     During 2006, over 30% of our revenue was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our business.
     Our access to financing, including securitizations, may be limited.
     In general, the amount, type and cost of our funding, including financing from other financial institutions and the capital markets, directly impacts our expense in operating our business and growing our assets and therefore, can positively or negatively affect our financial results.
     A number of factors could make such financing more difficult, more expensive or unavailable on any terms both domestically and internationally (where funding transactions may be on terms more or less favorable than in the United States), including, but not limited to, financial results and losses, changes within our organization, specific events that adversely impact our reputation, changes in the activities of our business partners, disruptions in the capital markets, specific events that adversely impact the financial services industry, counter-party availability, changes affecting our assets, our corporate and regulatory structure, interest rate fluctuations, ratings agencies’ actions, general economic conditions and the legal, regulatory, accounting and tax environments governing our funding transactions. In addition, our ability to raise funds is strongly affected by the general state of the United States and world economies, and may become increasingly difficult due to economic and other factors. Also, we compete for funding with other financial institutions, some of which are publicly traded. Competition from these institutions may increase our cost of funds.
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
     For a further discussion of our liquidity and funding needs, see “Financial Review – Funding Strategy” on pages 43-48 in the 2006 Annual Report to Shareholders.
     If we are not able to invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.
     Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in technologies across all areas of our business, including in transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new services and technologies applicable to the payments industry will continue to emerge, and these new services and technologies may be superior to, or render obsolete, the technologies we currently use in our Cards and networks. In addition, our ability to adopt new services and technologies that we develop may be inhibited by a need for industry-wide standards or by resistance from Cardmembers or merchants to such changes in addition to patent rights held by competitors or others. Our future success will depend, in part, on our ability to develop or adapt to technological changes and evolving industry standards.
     Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.
     The payments industry is highly competitive and includes, in addition to credit card networks, evolving alternative payment mechanisms and systems. Some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, our competitors may be more efficient in introducing innovative products, programs and services than we are. As a result, our revenue or profitability may decline.
     Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our company and lead to decreased transaction volumes through our network.
     We are subject to regulations that affect banks and the payments industry in the many countries in which our charge and credit Cards are used and where we conduct banking activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to the regulatory requirements of the Patriot Act, which substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The Patriot Act requires us to create and implement comprehensive anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements, as well as to perform due diligence on the third party institutions that issue Cards and/or acquire merchants on our network. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services that we may offer to consumers, the countries in which our charge and credit Cards may be used and where we provide private and correspondent banking services, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards.
     The U.S. Congress is also presently considering legislative initiatives in the areas of Internet gambling, Internet prescription drug purchases and copyright and trademark infringement, among others, that could impose additional compliance burdens on our Company, for example, imposing requirements aimed at preventing the use of payment cards to unlawfully purchase prescription drugs over the Internet. Many states are also considering a variety of similar legislation. Federal and state law enforcement authorities have also contacted payment companies concerning these issues. If implemented, these initiatives may require us to monitor, filter, restrict, or otherwise oversee various categories of charge and credit card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies are also considering regulations covering identity theft, account management guidelines, disclosure rules, security, and marketing that would impact us directly, in part due to increased scrutiny of our underwriting standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing Cards, such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.
     In the United States, the Board of Governors of the Federal Reserve System and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on credit card interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States. In Congress, there have been several hearings on VISA and MasterCard interchange over the last year. During 2006, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the state tax portion of credit card purchases. None of those bills were enacted. It is expected that Congressional hearings and similar proposed state legislation will continue during 2007.

     Regulators and Congress have also increased their scrutiny of our industry’s fees to its customers. Any legislative or regulatory restrictions on our ability to price our services freely could materially and adversely affect our transaction volume and revenues.
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
     We are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach, continues. In the United States, there are a number of bills pending in Congress and there have been several Congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2007 that, if implemented, could affect our Company.
     In addition, approximately 34 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union member states. Any additional regulations in these areas may also increase our costs to comply with such regulations, which could materially and adversely affect our profitability.
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
     Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus may decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.
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
     Resolution of our unresolved SEC staff comment may result in a change in the presentation of our reportable operating segments in our financial statements.
     Our business is comprised of three reportable operating segments, U.S. Card Services, International Card & Global Commercial Services and Global Network & Merchant Services. In connection with a review of our Annual Report on Form 10-K for the year ended December 31, 2005, the SEC requested certain information regarding the aggregation of our operating segments into the reportable segments identified above. The Company and the SEC are continuing to discuss the Company’s segment reporting. If, as a result of these discussions, it is concluded that a different reportable operating segment presentation (including the disaggregation of certain operating segments) is appropriate, we would report our segments differently in our filings with the SEC (although consolidated results would not be impacted). The SEC may also require that we restate segment information that appears in the notes to our consolidated financial statements included in this Annual Report on Form 10-K and file an amendment to this Form 10-K to reflect any such changes to the reportable operating segment presentation.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
     We received comments from the SEC in a letter, dated June 30, 2006, with respect to our Form 10-K for the year ended December 31, 2005. All comments have been resolved with the exception of how we aggregate segment data in our consolidated financial statements under Statement of Financial Accounting Standards No. 131, “Disclosures about Segments of an Enterprise and Related Information.” As discussed in “Risk Factors” above, the Company and the SEC are continuing to discuss the Company’s segment reporting.
ITEM 2. PROPERTIES
     Our principal executive offices are in a 51-story, 2.2 million square foot building located in lower Manhattan. This building, which is on land leased from the Battery Park City Authority for a term expiring in 2069, is one of four office buildings in a complex known as the World Financial Center. We have a 49% ownership interest in the building. Brookfield Financial Properties owns the remaining 51% interest in the building. We also lease space in the building from Brookfield.
     Other owned or leased principal locations include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; and Salt Lake City,

Utah; the American Express Data Centers in Phoenix, Arizona and in Minneapolis, Minnesota; the American Express Finance Center in Phoenix, Arizona; and the Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, United Kingdom.
     In recent years we have engaged in several sale-leaseback transactions pursuant to which we sold various owned properties to third parties and leased back the properties under long-term net leases whereby each American Express entity that leases back the property is responsible for all costs and expenses relating to the property (including maintenance, repair, utilities, operating expenses and insurance costs) in addition to annual rent. The sale leaseback transactions have not materially impacted our financial results in any year. Gains resulting from completed sale and leaseback transactions are amortized over the initial ten-year lease periods. We continue to consider whether sale-leaseback transactions are appropriate for other properties that we currently own.
     In February 2000, we entered into a ten-year agreement with CBRE Real Estate Services, Inc., formerly known as Trammell Crow Corporate Services, Inc., for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe and Asia.
     Generally, we and our subsidiaries lease the premises we occupy in other locations. We believe that the facilities we own or occupy suit our needs and are well maintained.
ITEM 3. LEGAL PROCEEDINGS
     The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to and governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below.
Corporate Matters
     Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17,

2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. More particularly, the Court of Appeals reversed the District Court’s ruling that two of the plaintiff’s claims in an amended complaint did not “relate back” to the original complaint and were thus time-barred under the statute of limitations period. As a result, the Court of Appeals decided that it was prudent to remand all claims back to the District Court so that plaintiffs could file a new amended complaint. Plaintiffs filed their amended complaint on January 8, 2007. The Company wrote to the Court on February 5, 2007, telling the Court that it intended to file a motion to strike the amended complaint. The Company continues to believe that it has meritorious defenses to the action.
     In December 2003, American Express Travel Related Services Company, Inc. was named as a defendant in a shareholder derivative action purportedly filed on behalf of InfoSpace Inc. The action, captioned Dreiling v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the District of Washington. The complaint alleges that the Company violated the “short swing” liability provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended, in connection with its sale of InfoSpace common stock. The plaintiff seeks disgorgement of profits from the sale of the InfoSpace shares, as well as fees and expenses. In June 2004, the Court granted American Express’ motion to dismiss the complaint without American Express’ ever having answered the complaint. In August 2006, the U.S. Court of Appeals for the Ninth Circuit reinstated the action because of certain unresolved factual disputes. The Company continues to believe that it has meritorious defenses to this action and intends to defend it vigorously.
     In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff alleges that when the American Express Retirement Plan (the “AXP Plan”) was amended effective July 1, 1995, to convert from a final average pay formula to a “cash balance” formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended (“ERISA”), in at least the following ways: (i) the AXP Plan violated ERISA’s prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA’s prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA’s present value calculation rules. The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula. The plaintiff also seeks pre- and post-judgment interest and attorneys fees and expenses. The Company has filed a motion with the Court seeking to dismiss the complaint.
     In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action, TRS has voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank.

U.S. Card Services and Global Merchant Services Matters
     The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (“SDNY”) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY, consolidated as “In re American Express Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs have appealed the Court’s arbitration ruling. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. Nonetheless, the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against the Marcus action.

     In December 2004, a purported class action captioned National Supermarkets Association, Inc., Mascari Enterprises, Inc. d/b/a Sound Stations, and Bunda Starr Corp. d/b/a Brite Wines and Spirits v. MBNA America Bank, N.A., MBNA Corp., Citibank (South Dakota) N.A. and Citigroup, Incorporated, was filed in the SDNY. The action is a lawsuit related to the antitrust tying actions described in the preceding paragraph. Although the Company is not named as a defendant, the plaintiffs in this action are also plaintiffs in the direct actions against American Express described in the preceding paragraph. This lawsuit alleges that, by agreeing to issue American Express-branded cards, MBNA and Citibank have conspired with the Company in the alleged wrongful tying arrangement described in the preceding paragraph. The Company believes this lawsuit is without merit and is contrary to the Department of Justice’s successful efforts to render unenforceable Visa’s and MasterCard’s rules that prevented banks from issuing American Express-branded cards in the United States. The Company also believes that this lawsuit is susceptible to the same defenses available to the Company in the direct actions filed against it, which are described in the preceding paragraph. In the March 15, 2006 decision described in the preceding paragraph, the SDNY denied the Company’s request to intervene in this action and denied the motion of MBNA and Citibank to dismiss the action. The Court did, however, stay the action against MBNA and Citibank pending the arbitration of the claims made against the Company in the actions described in the preceding paragraph.
     In August 2005, a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. (“TRS”), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepkowski action was also never served. The Lepkowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc. filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. This complaint challenges the Company’s “Anti-Steering” rules as unlawful under the antitrust laws. As alleged by plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. Originally plaintiffs sought only injunctive relief but have since amended their complaint to also seek unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above.
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
     In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks....” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the Court, which motion was denied in September 2006. The Company has filed an appeal from the District Court’s order denying its motion to compel arbitration. On February 14, 2007, the United States Court of Appeals for the Second Circuit denied plaintiffs motion to dismiss that appeal. The Company had also asked the appellate court to entertain an interlocutory appeal of the District court’s certification of an injunction class. On December 19, 2006, that appellate court denied that request.
     In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified: (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express’ fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and filed an interlocutory appeal (known as a petition for a writ of mandate) of the class certification order. In June 2006, the appellate court denied jurisdiction over that interlocutory appeal. American Express also appealed the denial of its motion to compel individual arbitration of all non-California class members. The appellate court has jurisdiction over that appeal and the appeal is pending. In the U.S. District Court for the Eastern District of New York a matter making related allegations to those raised in Hoffman is pending. That matter, captioned Environment Law Enforcement Systems v. American Express et al., had effectively been stayed pending the proceedings in the Hoffman action. In October 2006, the Court in the Environment Law action entered an order scheduling a pre-motion conference on American Express’ anticipated motion to compel arbitration for January 31, 2007. That date has since been extended to March 5, 2007.
     In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5%” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate.
International Matters
     As described elsewhere in this report, in recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the U.S. Patriot Act that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL and it has increased these efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which AEBL does business. The regulatory authorities are exercising heightened scrutiny of the anti-money laundering programs of financial institutions and have taken action against financial institutions for deficiencies in such programs. In early 2004, AEBI, a subsidiary of AEBL headquartered in Miami, received subpoenas from the Department of Justice (“DOJ”) relating to certain customer accounts and anti-money laundering (“AML”) compliance programs. In September 2006, the DOJ informed AEBI of concerns relating to AML compliance programs that could result in an action. AEBI has been cooperating with the DOJ.
     In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN $400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs.
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
     In November 2006, in a matter captioned Option Consommateurs and Benoit Fortin v. Amex Bank of Canada et al. filed in the Superior Court of Quebec, District of Montreal (originally filed in July 2003), the Court authorized a class action against Amex Bank of Canada, Citibank Canada, MBNA Canada, Diners Club International, Capital One and Royal Bank of Canada. The plaintiff alleges that the defendants have violated the Quebec Consumer Protection Act (“QCPA”) by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions which require a 21-day grace period prior to imposing finance charges applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the Act. The class seeks reimbursement of all finance charges imposed in violation of the Act, CDN$200 in punitive damages per class member, interest and fees and costs.
     In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs.
     In May 2005, Amex Bank of Canada was added as a defendant to a motion to authorize a class action captioned Option Consommateurs and Joel-Christian St-Pierre v. Bank of Montreal et al. filed in the Superior Court of Quebec, District of Quebec. The motion, which also names as defendants Royal Bank of Canada, Toronto-Dominion Bank, HSBC Bank of Canada, among others, alleges that the defendants violated QCPA by imposing finance charges on credit card transactions prior to 21 days following the receipt of the statement containing the charge. It is alleged that the QCPA provisions, which require a 21-day grace period prior to imposing finance charges, applies to credit cards issued by Amex Bank of Canada in Quebec and that finance charges imposed prior to this grace period violate the QCPA. The proposed class seeks reimbursement of all finance charges imposed in violation of the QCPA, CDN$100 in punitive damages per class member, interest and fees and costs.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2006.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
     (a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2006, we had 51,644 common shareholders of record. You can find quarterly price and dividend information concerning our common stock in Note 20 to the Consolidated Financial Statements, which can be found on page 109 of our 2006 Annual Report to Shareholders, which Note is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation – Share Plans”, and “Executive Compensation – Equity Compensation Plan Information” to be contained in the Company’s definitive 2007 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 23, 2007. The information to be found under such captions is incorporated herein by reference. In addition, you can find information regarding our 2007 Incentive Compensation Plan, which will be voted on by our Shareholders at the Annual Meeting, under the caption “Item 3 – Proposal to Adopt the American Express Company 2007 Incentive Compensation Plan” to be contained in our definitive 2007 Proxy Statement. Our proxy statement for the Annual Meeting is expected to be filed with the SEC in March 2007 (and, in any event, not later than 120 days of the close of our most recently completed fiscal year).
     On December 31, 2006, we acquired Harbor Payments, Inc. (“Harbor”), a privately held company, pursuant to a merger agreement under which fifteen former Harbor shareholders received an aggregate of 2,424,660 unregistered American Express common shares in a private placement transaction, in consideration of all of the outstanding shares of Harbor, and Harbor became a wholly-owned subsidiary of ours. The merger documents contained certain representations and warranties of the former Harbor shareholders that we relied upon in making this private placement pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.
     (b) Not applicable.
     (c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2006.

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
			Part of Publicly	that May Yet Be
	Total Number		Announced	Purchased Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs
October 1-31, 2006
Repurchase program (1)	2,300,000	$57.14	2,300,000	181,118,123
Employee transactions (2)	8,194	$54.19	N/A	N/A

November 1-30, 2006
Repurchase program (1)	5,313,700	$58.85	5,313,700	175,804,423
Employee transactions (2)	371,854	$59.20	N/A	N/A

December 1-31, 2006
Repurchase program (1)	10,995,100	$59.85	10,995,100	164,809,323
Employee transactions (2)	44,550	$59.83	N/A	N/A

Total
Repurchase program (1)	18,608,800	$59.23
Employee transactions (2)	424,598	$59.17

(1)	Our Board of Directors authorized the repurchase of an additional 200 million shares of common stock in May 2006. At present, there are approximately 164.8 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, we have acquired 605.2 million shares of our common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under our incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under our incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. Our incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices we deem appropriate.
ITEM 6. SELECTED FINANCIAL DATA
     The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 111 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
     The information set forth under the heading “Financial Review” appearing on pages 30-63 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     The information set forth under the heading “Risk Management” appearing on pages 49-53 and in Note 10 to the Consolidated Financial Statements on pages 93-95 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Report of Independent Registered Public Accounting Firm” (Ernst & Young LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 66-110 of the Company’s 2006 Annual Report to Shareholders are incorporated herein by reference.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     Not applicable.
ITEM 9A. CONTROLS AND PROCEDURES
     The Company’s management, with the participation of the Company’s Chief Executive Officer and acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.
     There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
     “Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Reports of Independent Registered Public Accounting Firms,” appearing on pages 65-68 of the Company’s 2006 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B. OTHER INFORMATION
     Not applicable.
PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
     We expect to file with the SEC, in March 2007 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to Regulation 14A of the SEC in connection with our Annual Meeting of Shareholders to be held April 23, 2007, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:
•	information included under the caption “Corporate Governance – Summary of the Corporate Governance Principles – Independence of Directors;”

•	information included in the table under the caption “Corporate Governance – Membership on Board Committees;”

•	information under the captions “Corporate Governance – Compensation and Benefits Committee – Compensation Committee Interlocks and Insider Participation” and “Report of Compensation and Benefits Committee;”

•	information included under the caption “Corporate Governance – Audit Committee;”

•	information included under the caption “Compensation of Directors;”

•	information included under the caption “Ownership of Our Common Shares;”

•	information included under the caption “Items to be Voted on by Shareholders – Item 1 – Election of Directors;”

•	information included under the caption “Executive Compensation;”

•	information under the caption “Certain Relationships and Transactions;” and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”
     In addition, the information regarding executive officers called for by Item 401(b) of Regulation S-K may be found under the caption “Executive Officers of the Company” in this report.

     We have adopted a set of Corporate Governance Principles, which together with the charters of the five standing committees of the Board of Directors (Audit; Compensation and Benefits; Executive; Nominating and Governance; and Public Responsibility), our Code of Conduct (which constitutes the Company’s code of ethics), and the Code of Business Conduct for the Members of the Board of Directors provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
     The information set forth under the heading “Item 2 – Selection of Independent Registered Public Accountants – Audit Fees;” “ – Audit-Related Fees;” “ – Tax Fees;” “ – All Other Fees;” and “ – Policy on Pre-Approval of Services Provided by Independent Registered Public Accountants,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 23, 2007, is incorporated herein by reference.
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

AMERICAN EXPRESS COMPANY

February 28, 2007	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and acting Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ Kenneth I. Chenault	/s/ Vernon E. Jordan, Jr.

Kenneth I. Chenault	Vernon E. Jordan, Jr.
Chairman, Chief Executive Officer and Director	Director

/s/ Daniel T. Henry	/s/ Jan Leschly

Daniel T. Henry	Jan Leschly
Executive Vice President and acting Chief Financial Officer	Director

/s/ Joan C. Amble	/s/ Richard C. Levin

Joan C. Amble	Richard C. Levin
Executive Vice President and Comptroller	Director

/s/ Daniel F. Akerson	/s/ Richard A. McGinn

Daniel F. Akerson	Richard A. McGinn
Director	Director

/s/ Charlene Barshefsky	/s/ Edward D. Miller

Charlene Barshefsky	Edward D. Miller
Director	Director

/s/ Ursula M. Burns	/s/ Frank P. Popoff

Ursula M. Burns	Frank P. Popoff
Director	Director

/s/ Peter Chernin	/s/ Robert D. Walter

Peter Chernin	Robert D. Walter
Director	Director

/s/ Ronald A. Williams

Ronald A. Williams
Director
February 28, 2007

AMERICAN EXPRESS COMPANY
INDEX TO FINANCIAL STATEMENTS
COVERED BY REPORTS OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRMS
(Items 15(a)(1) and 15(a)(2) of Form 10-K)

		Annual Report
		to Shareholders
	Form 10-K	(Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2006 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		65
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		66-67
Report of independent registered public accounting firm (Ernst & Young LLP)		68
Consolidated statements of income for each of the three years in the period ended December 31, 2006		70
Consolidated balance sheets at December 31, 2006 and 2005		71
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2006		72
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2006		73
Notes to consolidated financial statements		74-110
Consent of independent registered public accounting firm	F-2
Consent of independent registered public accounting firm	F-3

Schedules:
Report of independent registered public accounting firm on financial statement schedules	F-4
I – Condensed financial information of the Company	F-5 – F-9
II – Valuation and qualifying accounts for each of the three years in the period ended December 31, 2006	F-10
     All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto.
* * *
     The Consolidated Financial Statements of American Express Company (including the reports of independent registered public accounting firms) listed in the above index, which are included in the Annual Report to Shareholders for the year ended December 31, 2006, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, the 2006 Annual Report to Shareholders is not to be deemed filed as part of this report.

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835 and No. 333-138032) of American Express Company of our report dated February 26, 2007, relating to the consolidated financial statements, management’s assessment of the effectiveness of internal control over financial reporting and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 26, 2007, relating to the financial statement schedules, which appears in this Form 10-K.
/s/ PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
     We consent to the incorporation by reference in this Annual Report on Form 10-K of American Express Company of our report dated February 18, 2005, except for notes 2 and 19, as to which the date is February 27, 2006, with respect to the consolidated financial statements of American Express Company, included in the 2006 Annual Report to Shareholders of American Express Company (the “Company”).
     Our audit also included the financial statement schedules of American Express Company listed in Item 15(a). These schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audit. In our opinion the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.
     We also consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, and No. 333-98479; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835 and No. 333-138032) and in the related Prospectuses of our report dated February 18, 2005, except for notes 2 and 19, as to which the date is February 27, 2006, with respect to the consolidated financial statements of American Express Company incorporated herein by reference, and our report in the preceding paragraph with respect to the financial statement schedules of American Express Company included in this Annual Report on Form 10-K of American Express Company.
/s/ Ernst & Young LLP
New York, New York
February 26, 2007

Report of Independent Registered Public Accounting Firm
on
Financial Statement Schedules
To the Board of Directors and Shareholders
of American Express Company:
Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated February 26, 2007 appearing in the 2006 Annual Report to Shareholders of American Express Company (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedules as of and for the years ended December 31, 2006 and December 31, 2005, listed in Item 15(a)(2) of this Form 10-K. In our opinion, these financial statement schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.
/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
New York, New York
February 26, 2007

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY
CONDENSED STATEMENTS OF INCOME
(Parent Company Only)
(millions)

	Years Ended December 31,
	2006	2005	2004
Revenues	$196	$183	$220

Expenses:
Interest	243	336	427
Human resources	136	145	105
Other	173	198	186

Total	552	679	718

Pretax loss	(356)	(496)	(498)
Income tax benefit	(187)	(195)	(205)

Net loss before equity in net income of subsidiaries and affiliates	(169)	(301)	(293)
Equity in net income of subsidiaries and affiliates	3,898	3,522	2,979

Income from continuing operations	3,729	3,221	2,686
(Loss) Income from discontinued operations, net of tax	(22)	513	830
Cumulative effect of accounting change related to discontinued operations, net of tax	—	—	(71)

Net income	$3,707	$3,734	$3,445

See Notes to Condensed Financial Information of the Parent Company on page F-8.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY
CONDENSED BALANCE SHEETS
(Parent Company Only)
(millions, except share amounts)

	December 31,
	2006	2005
ASSETS
Cash and cash equivalents	$3	$3
Investments	50	30
Equity in net assets of subsidiaries and affiliates of continuing operations	11,017	10,955
Accounts receivable and accrued interest, less reserves	20	45
Land, buildings and equipment — at cost, less accumulated depreciation: 2006, $22; 2005, $32	33	29
Due from subsidiaries	5,067	4,853
Other assets	388	204

Total assets	$16,578	$16,119

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accounts payable and other liabilities	$73	$309
Long-term debt	5,994	5,242
Due to subsidiaries	—	19

Total liabilities	6,067	5,570

Shareholders’ equity:
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,199 million shares in 2006 and 1,241 million shares in 2005	240	248
Additional paid-in capital	9,638	8,652
Retained earnings	1,153	1,788
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains	92	137
Net unrealized derivatives gains	27	143
Foreign currency translation adjustments	(222)	(400)
Net unrealized pension and other postretirement benefit costs	(417)	—
Minimum pension liability	—	(19)

Total accumulated other comprehensive loss	(520)	(139)

Total shareholders’ equity	10,511	10,549

Total liabilities and shareholders’ equity	$16,578	$16,119

See Notes to Condensed Financial Information of the Parent Company on page F-8.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY
CONDENSED STATEMENTS OF CASH FLOWS
(Parent Company Only)
(millions)

	Years Ended December 31,
	2006	2005	2004
Cash Flows from Operating Activities:
Net income	$3,707	$3,734	$3,445

Adjustments to reconcile net income to cash provided by operating activities:
Equity in net (income) loss of subsidiaries and affiliates:
– continuing operations	(3,898)	(3,522)	(2,979)
– discontinued operations	22	(513)	(830)
Cumulative effect of accounting change related to discontinued operations, net of tax	—	—	71
Dividends received from subsidiaries and affiliates	3,479	2,474	2,110
Dividends received from discontinued operations	—	—	1,325
Other operating activities, primarily with subsidiaries	(279)	(316)	(76)

Net cash provided by operating activities	3,031	1,857	3,066

Cash Flows from Investing Activities:
Purchase of investments	(20)	(30)	—
Purchase of land, buildings and equipment	(10)	(8)	(10)
Acquisition	(200)	—	—

Net cash used in investing activities	(230)	(38)	(10)

Cash Flows from Financing Activities:
Issuance of debt	1,750	—	1
Principal payment of debt	(1,000)	(498)	—
Issuance of American Express common shares and other	1,203	1,129	1,055
Repurchase of American Express common shares	(4,093)	(1,853)	(3,578)
Dividends paid	(661)	(597)	(535)

Net cash used in financing activities	(2,801)	(1,819)	(3,057)

Net decrease in cash and cash equivalents	—	—	(1)

Cash and cash equivalents at beginning of year	3	3	4

Cash and cash equivalents at end of year	$3	$3	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid for interest (net of amounts capitalized) in 2006, 2005 and 2004 was $190 million, $246 million and $174 million, respectively. Net cash received for income taxes in 2006, 2005 and 2004 was $216 million, $160 million and $384 million, respectively.
See Notes to Condensed Financial Information of the Parent Company on page F-8.

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

On September 30, 2005, the Company completed the spin-off of Ameriprise Financial, Inc. (Ameriprise), formerly known as American Express Financial Corporation, the Company’s financial planning and financial services business. In addition, during the third quarter of 2005, the Company completed certain dispositions including the sale of its tax, accounting and consulting business, American Express Tax and Business Services, Inc. (“TBS”). The operating results and cash flows related to Ameriprise and certain dispositions (including TBS) have been reflected as discontinued operations in the condensed financial information.

     2. Long-term debt consists of (millions):

	December 31,
	2006	2005
1.85% Convertible Debentures due December 1, 2033(a)	$—	$2,000
3.75% Senior Notes due November 20, 2007	749	748
4.75% Senior Notes due June 17, 2009	500	499
4.875% Senior Notes due July 15, 2013	995	995
5.25% Senior Notes due September 12, 2011	400	—
5.48% Senior Notes due December 1, 2033(a)	2,000	—
5.50 % Senior Notes due September 12, 2006	—	1,000
5.50 % Senior Notes due September 12, 2016	600	—
Subordinated Debentures due 2036	750	—

	$5,994	$5,242

(a)	At December 1, 2006, the Parent Company remarketed the $2 billion Convertible Debentures outstanding at December 31, 2005, into unsecured 5.48 percent floating rate senior notes due 2033.
Aggregate annual maturities of long-term debt for the five years ending December 31, 2011 are as follows (millions): 2007, $749; 2008, $0; 2009, $500; 2010, $0; 2011, $400 and thereafter, $4,345.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES
SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS
THREE YEARS ENDED DECEMBER 31, 2006
(millions)

	Reserve for credit losses, loans, and			Reserve for doubtful
	discounts			accounts receivable
	2006	2005	2004	2006	2005		2004
Balance at beginning of period	1,097	$1,084	$1,121	$1,008	$863		$918

Additions:
Charges to income	1,699	1,381	1,188	1,296	1,563	(a)	1,213	(a)
Recoveries of amounts previously written off	212	148	94	—	—		—
Deductions:
Charges for which reserves were provided	(1,739)	(1,516)	(1,319)	(1,281)	(1,418)		(1,268)

Balance at end of period	$1,269	$1,097	$1,084	$1,023	$1,008		$863

(a)	Before recoveries on accounts previously written off, which are credited to income (millions): 2006 — $210; 2005 — $202 and 2004 — $196.

EXHIBIT INDEX
     The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.26, 10.28 through 10.39 and 10.42 through 10.44 are management contracts or compensatory plans or arrangements.
3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s By-Laws, as amended through September 27, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 27, 2006 (filed September 29, 2006)).

4.	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2	American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.3	Amendment dated February 28, 2000 of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.5	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.6	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.7	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date).

*10.8	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Award) under the American Express Company 1998 Incentive Compensation Plan, as amended.

10.9	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.10	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2007 (filed January 26, 2007)).

10.11	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

10.12	American Express Company Deferred Compensation Plan for Directors, as amended through July 28, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

*10.13	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs.

10.14	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.15	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.16	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 2004).

10.17	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.18	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.19	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1995).

10.20	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.21	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

*10.22	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007.

10.23	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.24	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1990).

10.25	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1988).

10.26	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.27	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.28	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.29	American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.30	Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

*10.31	Amendment to the American Express Senior Executive Severance Plan, effective January 22, 2007.

10.32	Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.33	Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1997).

10.34	American Express Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.35	American Express Supplemental Retirement Plan (as amended and restated effective July 1, 2007) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on

Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).

10.36	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.37	American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.38	Amendment to American Express Annual Incentive Award Plan, effective January 22, 2007.

10.39	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1994).

10.40	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.41	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.42	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.43	American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2003).

*10.44	Description of 2007 Base Salaries of Named Executive Officers.

10.45	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.46	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.47	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2006 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*23.2	Consent of Ernst & Young LLP (contained on page F-3 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, acting Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Daniel T. Henry, acting Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006 Commission File No. 1-7657

American Express Company
(Exact name of Company as specified in charter)
EXHIBITS