Form 10-Q
period 2007-03-31
AMERICAN EXPRESS CO
filed 2007-05-09
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from             to

Commission file number 1-7657

AMERICAN EXPRESS COMPANY

(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, 200 Vesey Street, New York, NY	10285
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code         (212) 640-2000

None

Former name, former address and former fiscal year, if changed since last report.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                  Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer  ☒                 Accelerated filer  ☐                 Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2007
Common Shares (par value $.20 per share)	1,188,614,630 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Revenues
Discount revenue	$3,355	$2,969
Net card fees	484	520
Travel commissions and fees	437	418
Other commissions and fees	622	639
Securitization income, net	457	386
Other	415	396
Total	5,770	5,328
Interest income:
Cardmember lending finance revenue	1,368	947
International banking	264	257
Other	229	188
Total	1,861	1,392
Total revenues	7,631	6,720
Interest expense:
Cardmember lending	385	246
International banking	126	88
Charge card and other	452	333
Total	963	667
Revenues net of interest expense	6,668	6,053

Expenses
Marketing, promotion, rewards and cardmember services	1,464	1,522
Human resources	1,280	1,240
Professional services	629	561
Occupancy and equipment	370	346
Communications	116	113
Other	349	278
Total	4,208	4,060
Provisions for losses and benefits:
Charge card	209	209
Cardmember lending	574	321
International banking and other (including investment certificates)	83	138
Total	866	668
Pretax income from continuing operations	1,594	1,325
Income tax provision	529	449
Income from continuing operations	1,065	876
Loss from discontinued operations, net of tax	(8)	(3)
Net income	$1,057	$873

Earnings per Common Share — Basic:
Income from continuing operations	$0.90	$0.71
Loss from discontinued operations	(0.01)	—
Net income	$0.89	$0.71

Earnings per Common Share — Diluted:
Income from continuing operations	$0.88	$0.70
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.87	$0.69

Average common shares outstanding for earnings per common share:
Basic	1,187	1,232
Diluted	1,210	1,258

Cash dividends declared per common share	$0.15	$0.12

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	March 31,	December 31,
	2007	2006

Assets
Cash and cash equivalents	$7,979	$7,956
Accounts receivable and accrued interest:
Cardmember receivables, less reserves: 2007, $979; 2006, $981	35,549	36,386
Other receivables, less reserves: 2007, $46; 2006, $42	1,964	2,465
Investments	21,638	20,990
Loans:
Cardmember lending, less reserves: 2007, $1,271; 2006, $1,171	41,045	42,135
International banking, less reserves: 2007, $61; 2006, $64	7,186	7,160
Other, less reserves: 2007, $42; 2006, $34	996	953
Land, buildings and equipment – at cost, less accumulated depreciation: 2007, $3,268; 2006, $3,169	2,502	2,448
Other assets	7,502	7,360
Total assets	$126,361	$127,853

Liabilities and Shareholders’ Equity
Customers’ deposits	$22,523	$24,656
Travelers Cheques outstanding	6,805	7,215
Accounts payable	9,185	8,764
Investment certificate reserves	5,644	6,058
Short-term debt	15,029	15,162
Long-term debt	43,729	42,747
Other liabilities	12,951	12,740
Total liabilities	115,866	117,342

Shareholders’ equity:
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,188 million shares in 2007 and 1,199 million shares in 2006	238	240
Additional paid-in capital	9,798	9,638
Retained earnings	959	1,153
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	37	92
Net unrealized derivatives gains	17	27
Foreign currency translation adjustments	(223)	(222)
Net unrealized pension and other postretirement benefit costs	(331)	(417)
Total accumulated other comprehensive loss	(500)	(520)
Total shareholders’ equity	10,495	10,511
Total liabilities and shareholders’ equity	$126,361	$127,853

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities
Net income	$1,057	$873
Loss from discontinued operations, net of tax	8	3
Income from continuing operations	1,065	876
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses and benefits	906	656
Depreciation and amortization	164	161
Deferred taxes, acquisition costs and other	(229)	272
Stock-based compensation	60	80
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable and accrued interest	480	149
Other operating assets	(126)	(172)
Accounts payable and other liabilities	432	390
Decrease in Travelers Cheques outstanding	(409)	(407)
Net cash used in operating activities attributable to discontinued operations	(4)	—
Net cash provided by operating activities	2,339	2,005
Cash Flows from Investing Activities
Sale of investments	1,440	1,622
Maturity and redemption of investments	2,104	2,906
Purchase of investments	(4,082)	(4,251)
Net decrease in cardmember loans/receivables	402	1,484
Proceeds from cardmember loan securitizations	1,596	1,397
Maturities of cardmember loan securitizations	(920)	(1,731)
Loan operations and principal collections for international banking, net	(8)	(154)
Purchase of land, buildings and equipment	(211)	(138)
Sale of land, buildings and equipment	4	15
Dispositions, net of cash sold	3	182
Net cash provided by investing activities	328	1,332
Cash Flows from Financing Activities
Net change in customers’ deposits	(2,132)	(4,613)
Sale of investment certificates	684	1,533
Redemption of investment certificates	(1,099)	(1,350)
Net increase (decrease) in debt with maturities of three months or less	1,474	(2,251)
Issuance of debt	3,972	5,348
Principal payments on debt	(4,642)	(3,058)
Issuance of American Express common shares and other	264	338
Repurchase of American Express common shares	(951)	(962)
Dividends paid	(180)	(149)
Net cash used in financing activities attributable to discontinued operations	(50)	—
Net cash used in financing activities	(2,660)	(5,164)
Effect of exchange rate changes on cash	16	94
Net increase (decrease) in cash and cash equivalents	23	(1,733)
Cash and cash equivalents at beginning of period	7,956	7,126
Cash and cash equivalents at end of period	$7,979	$5,393

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2006. Certain reclassifications of prior period amounts have been made to conform to the current presentation, including revenue and expense reclassifications contained in the current report on Form 8-K dated March 30, 2007. In addition, beginning prospectively as of July 1, 2006, certain card acquisition-related costs were reclassified from other expenses to a reduction in net card fees.

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

Pursuant to the completion of discussions with the U.S. Securities and Exchange Commission (SEC) referenced in the Company’s Form 10-K for the year ended December 31, 2006, the Company has made certain modifications to its reportable operating segment disclosures. The Travelers Cheque and Prepaid Services business, previously included in the U.S. Card Services segment, and international banking businesses, previously included in the International Card & Global Commercial Services segment, are now included in the Corporate & Other segment. The financial data included herein reflect these modifications.

Recently Issued Accounting Standards

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), as of January 1, 2007. This primarily affects the Company’s accounting for its interest-only strips, where the changes in fair value were previously recorded in other comprehensive (loss) income in shareholders’ equity. The Company recorded an $80 million ($50 million after-tax) gain in connection with the initial adoption in the first quarter of 2007. Any future changes in the fair value of the interest-only strip will be reflected in the Company’s net income.

The Company also adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. Refer to Note 9 for discussion of the adoption of FIN 48.

2.              Discontinued Operations

Results from discontinued operations included losses primarily related to previously disposed businesses, as follows:

	Three Months Ended March 31,
(Millions)	2007	2006
Revenues net of interest expense	$—	$—

Pretax loss from discontinued operations	$(12)	$(5)
Income tax benefit	(4)	(2)
Loss from discontinued operations, net of tax	$(8)	$(3)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).

The following table provides information related to such guarantees as of March 31, 2007 and December 31, 2006:

	March 31, 2007		December 31, 2006
	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)
Type of Guarantee:
Card and travel operations (c)	$78	$82	$75	$119
International banking and other (d)	2	73	2	77
Total	$80	$155	$77	$196

(a)          Calculated based on the hypothetical scenario that all claims occur within the next 12 months.

(b)         Included as part of other liabilities on the Company’s Consolidated Balance Sheets.

(c)          Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d)         Includes contingent consideration obligations as well as guarantees the Company provides through its international banking business, such as financial letters of credit, performance guarantees, and financial guarantees. The international banking guarantees range in term from three months to one year. The Company receives a fee related to these guarantees, many of which help facilitate cross-border transactions. The maximum potential exposure related to the Company’s international banking guarantees at both March 31, 2007 and December 31, 2006, was approximately $1 billion for which the Company held supporting collateral of approximately $915 million and $940 million, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31,
(Millions)	2007	2006
Net income	$1,057	$873
Other comprehensive income (loss):
Net unrealized securities losses	(55)	(78)
Net unrealized derivatives (losses) gains	(10)	10
Foreign currency translation adjustments	(1)	37
Net unrealized pension and other postretirement benefit costs (a)	86	—
Total	$1,077	$842

(a)          Represents primarily the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the curtailment discussed below in Note 5.

5.              Retirement Plans

The components of the net pension and postretirement benefit cost for all defined benefit plans accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” were as follows:

	Three Months Ended March 31,
	Pension Plans		Postretirement Plans
(Millions)	2007	2006	2007	2006
Service cost	$28	$29	$2	$2
Interest cost	36	31	5	5
Expected return on plan assets	(41)	(37)	N/A	N/A
Amortization of prior service cost	—	—	(1)	(1)
Recognized net actuarial loss	10	10	2	4
Settlement/curtailment (gain) loss (a)	(63)	1	—	—
Net periodic benefit cost	$(30)	$34	$8	$10

(a)          In January 2007, the Company approved amendments to its defined benefit pension plans in the United States effective July 1, 2007, which provide that active participants will immediately vest in their accrued benefits, but no longer accrue future benefits other than interest credits under the plans. As a result of this action, there was a net reduction in the projected benefit obligation of $91 million and a related curtailment gain of $63 million ($39 million after-tax), at the time of the plan amendment. In combination with these changes, the Company has modified the existing defined contribution plan in the United States to provide for greater Company contributions to employees who were employed by the Company at March 31, 2007.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Earnings per Common Share (EPS)

Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS are as follows:

	Three Months Ended March 31,
(Millions, except per share amounts)	2007	2006
Numerator:
Income from continuing operations	$1,065	$876
Loss from discontinued operations, net of tax	(8)	(3)
Net income	$1,057	$873

Denominator:
Basic: Weighted-average shares outstanding during the period	1,187	1,232
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	23	26
Diluted	1,210	1,258

Basic EPS:
Income from continuing operations	$0.90	$0.71
Loss from discontinued operations	(0.01)	—
Net income	$0.89	$0.71

Diluted EPS:
Income from continuing operations	$0.88	$0.70
Loss from discontinued operations	(0.01)	(0.01)
Net income	$0.87	$0.69

For the three months ended March 31, 2007 and 2006, the dilutive effect of unexercised stock options excludes 8 million and 6 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive. See Notes 8 and 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.              Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising three reportable operating segments: U.S. Card Services (USCS), International Card & Global Commercial Services (ICGCS), and Global Network & Merchant Services (GNMS). During 2006, the Company completed the sales of its card and merchant-related activities in Brazil, Malaysia, and Indonesia which were included in ICGCS prior to the sales. The Company will continue to maintain its presence in the card and merchant-related businesses within Brazil, Malaysia, and Indonesia through its Global Network Services arrangements, which are reflected in the GNMS segment.

As noted above, the Travelers Cheque and Prepaid Services business, previously included in the USCS segment, and international banking businesses, previously included in the ICGCS segment, are now included in the Corporate & Other segment. The financial data included herein reflect these modifications.

The following table presents certain operating segment information:

	Three Months Ended March 31,
(Millions)	2007	2006
Revenues:
U.S. Card Services	$2,832	$2,579
International Card & Global Commercial Services	1,897	1,811
Global Network & Merchant Services	800	684
Corporate & Other, including adjustments and eliminations	241	254
Total	$5,770	$5,328

Interest income:
U.S. Card Services	$1,094	$675
International Card & Global Commercial Services	377	345
Global Network & Merchant Services	—	1
Corporate & Other, including adjustments and eliminations	390	371
Total	$1,861	$1,392

Interest expense:
U.S. Card Services	$562	$356
International Card & Global Commercial Services	278	222
Global Network & Merchant Services	(77)	(63)
Corporate & Other, including adjustments and eliminations	200	152
Total	$963	$667

Revenues net of interest expense:
U.S. Card Services	$3,364	$2,898
International Card & Global Commercial Services	1,996	1,934
Global Network & Merchant Services	877	748
Corporate & Other, including adjustments and eliminations	431	473
Total	$6,668	$6,053

Income (Loss) from continuing operations:
U.S. Card Services	$644	$527
International Card & Global Commercial Services	235	143
Global Network & Merchant Services	236	166
Corporate & Other	(50)	40
Total	$1,065	$876

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Restructuring Charges

During the three months ended March 31, 2007, the Company recorded restructuring charges related to the Company’s technology, Travelers Cheque, corporate travel, and other businesses. The charges related to severance obligations are included in human resources. Other exit costs are included in occupancy and equipment, professional services, and other expenses in the Company’s Consolidated Statements of Income. Cash payments related to remaining restructuring liabilities are expected to be completed by the end of the first quarter of 2009, except for certain lease obligations which will continue until their expiration in 2012.

The following table summarizes by category the Company’s restructuring charge activity for each of the Company’s reportable operating segments:

	Liability balance at December 31, 2006			2007 Restructuring charges, net of reversals			Cash paid during 2007			Other-non-cash (b)			Liability balance at March 31, 2007
(Millions)	Severance	Other	Total	Severance (a)	Other	Total	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total
USCS	$ 16	$ —	$ 16	$ 8	$ 5	$ 13	$ —	$ —	$ —	$ —	$ (5)	$ (5)	$ 24	$ —	$ 24
ICGCS	40	4	44	7	—	7	(9)	(1)	(10)	—	—	—	38	3	41
GNMS	7	—	7	2	—	2	—	—	—	—	—	—	9	—	9
Corporate & Other	26	—	26	(1)	4	3	(4)	—	(4)	(1)	(2)	(3)	20	2	22
Total	$ 89	$ 4	$ 93	$ 16	$ 9	$ 25	$ (13)	$ (1)	$ (14)	$ (1)	$ (7)	$ (8)	$ 91	$ 5	$ 96

(a)          Reversals of $7 million ($2 million, $2 million, $1 million, and $2 million, primarily due to a greater portion of impacted employees finding other opportunities with the Company than was originally anticipated, were recorded in USCS, ICGCS, GNMS, and Corporate & Other, respectively), for the three months ended March 31, 2007.

(b)         Represents primarily asset write-downs.

The Company makes decisions on restructuring initiatives as the economic environment dictates. As of March 31, 2007, the total expenses to be incurred for previously approved restructuring activities that were in-progress are not expected to be materially different than the cumulative expenses incurred to date for these programs. The amounts in the table below relate to the in-progress restructuring programs initiated at various dates between the fourth quarter of 2004 and the first quarter of 2007.

Cumulative Restructuring Expense Incurred To Date on In-Progress Restructuring Programs

(Millions)	Severance	Other	Total
USCS	$25	$4	$29
ICGCS	158	31	189
GNMS	10	—	10
Corporate & Other	103	17	120
Total	$296	$52	$348

9.              Income Taxes

The Company adopted FIN 48 as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $127 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, the Company’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $1.1 billion, exclusive of interest and penalties described below. Included in the $1.1 billion are approximately $636 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, the Company had $222 million ($153 million after-tax) accrued for the payment of interest and penalties.

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company is currently under examination by the IRS for the years 1997 – 2004.

Due to inherent complexities of the business and given the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions, and has established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the reserves. It is reasonably possible that the unrecognized tax benefit will significantly increase or decrease within the next twelve months. Due to the inherent complexities and number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

The Company has a refund claim pending with the IRS related to a pre-examination period that pertains to when certain revenues are recognizable for U.S. tax purposes. It is reasonably possible this claim could be settled within the next 12 months. If the Company reaches agreement with the IRS, it currently estimates approximately a $65 million tax benefit would be reported.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company) is a leading global payments, network, and travel company. The Company offers a broad range of products and services including charge and credit cards; travel agency services; travel and business expense management products and services; network services and merchant acquisition and merchant processing for the Company’s network partners and proprietary payments businesses; lending products; point-of-sale and back-office products and services for merchants; magazine publishing; stored value products such as Travelers Cheques and gift cards; and international banking products. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, large corporations, and banking institutions. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

The Company generates revenue from a variety of sources including payment products, such as charge and credit cards, travel services, and stored value products, including Travelers Cheques. Charge and credit cards generate four types of revenue for the Company:

•                  Discount revenue, which is the Company’s largest revenue source, represents fees charged to merchants when cardmembers use their cards to purchase goods and services on the Company’s network;

•                  Finance revenue, which is earned on outstanding balances related to the cardmember lending portfolio;

•                  Card fees, which are earned for annual membership, and other commissions and fees such as foreign exchange conversion fees and card-related fees and assessments; and

•                  Securitization income, net which reflects the net earnings related to cardmember loans financed through securitization activities.

In addition to funding and operating costs associated with these activities, other major expense categories are related to marketing and rewards programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

The Company believes that its “spend-centric” business model (which focuses on generating revenues primarily by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. Average spending per cardmember, which is substantially higher than for the Company’s competitors, represents greater value to merchants in the form of loyal customers and higher sales. This gives the Company the ability overall to earn a premium discount rate and invest in greater value-added services for merchants and cardmembers. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

The Company creates shareholder value by focusing on the following elements:

•                  Driving growth principally through organic opportunities and related business strategies, as well as joint ventures and selected acquisitions;

•                  Delivering returns well in excess of the Company’s cost of capital; and

•                  Distributing excess capital to shareholders through dividends and stock repurchases.

Overall, it is management’s priority to increase shareholder value over the moderate to long term by achieving the following long-term financial targets, on average and over time:

•                  Earnings per share growth of 12 to 15 percent;

•                  Revenues net of interest expense growth of at least 8 percent; and

•                  Return on average equity (ROE) of 33 to 36 percent.

The relatively high ROE target reflects the success of the Company’s spend-centric business model and its effectiveness in capturing high spending consumer, small business, and corporate cardmembers.

Assuming the Company achieves its financial objectives noted above, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions, and rating agency requirements.

Pursuant to the completion of discussions with the U.S. Securities and Exchange Commission (SEC) referenced in the Company’s Form 10-K for the year ended December 31, 2006, the Company has made certain modifications to its reportable operating segment disclosures. The Travelers Cheque and Prepaid Services business, previously included in the U.S. Card Services segment, and international banking businesses, previously included in the International Card & Global Commercial Services segment, are now included in the Corporate & Other segment. The financial data included herein reflect these modifications. For additional information regarding the nature of the Company’s discussions with the SEC, see “Item 1A. Risk Factors” and “Item 1B. Unresolved Staff Comments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below.

American Express Company

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended
	March 31,
	2007	2006

Card billed business (a):
United States	$105.4	$92.9
Outside the United States	40.8	34.3
Total	$146.2	$127.2
Total cards-in-force (millions)(a):
United States	49.3	44.0
Outside the United States	30.6	28.5
Total	79.9	72.5
Basic cards-in-force (millions)(a):
United States	38.1	33.7
Outside the United States	26.0	23.6
Total	64.1	57.3

Average discount rate (b)	2.58%	2.58%
Average basic cardmember spending (dollars)(a)	$2,817	$2,612
Average fee per card (dollars)(a)(c)	$35	$34

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

(c)          Average fee per card is computed based on net card fees excluding the amortization of deferred direct acquisition costs.

Selected Statistical Information (continued)

(Billions, except percentages and where indicated)

	Three Months Ended
	March 31,
	2007	2006
Worldwide cardmember receivables:
Total receivables	$36.5	$33.2
90 days past due as a % of total	2.9%	3.1%
Loss reserves (millions):	$979	$978
% of receivables	2.7%	2.9%
% of 90 days past due	93%	97%
Net loss ratio as a % of charge volume	0.23%	0.19%
Worldwide cardmember lending — owned basis (a):
Total loans	$42.3	$32.7
30 days past due loans as a % of total	3.0%	2.6%
Loss reserves (millions):
Beginning balance	$1,171	$996
Provision	542	299
Net write offs	(439)	(270)
Other	(3)	28
Ending balance	$1,271	$1,053
% of loans	3.0%	3.2%
% of past due	100%	123%
Average loans	$42.4	$32.4
Net write-off rate	4.1%	3.3%
Net finance revenue (b)/average loans	9.4%	8.8%
Worldwide cardmember lending — managed basis (c):
Total loans	$63.2	$53.5
30 days past due loans as a % of total	2.8%	2.5%
Loss reserves (millions):
Beginning balance	$1,622	$1,469
Provision	797	393
Net write offs	(628)	(404)
Other	(4)	96
Ending balance	$1,787	$1,554
% of loans	2.8%	2.9%
% of past due	100%	116%
Average loans	$62.8	$53.7
Net write-off rate	4.0%	3.0%
Net finance revenue (b)/average loans	9.5%	9.0%

(a)          “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(b)         Computed on an annualized basis.

(c)          Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. See the U.S. Card Services segment for additional information on managed basis presentation.

***

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended March 31, 2007 and 2006

The Company’s consolidated income from continuing operations for the three months ended March 31, 2007, rose 22 percent to $1.1 billion as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations rose 26 percent to $0.88.

The Company’s consolidated net income increased 21 percent to $1.1 billion and diluted EPS increased 26 percent to $0.87. Net income included loss from discontinued operations of $8 million and $3 million for the three month periods ended March 31, 2007 and 2006, respectively. On a trailing 12-month basis, ROE was 37 percent, up from 27 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased both revenues net of interest expense and total expenses growth by 1 percent, and increased the growth rate of provisions for losses and benefits by 2 percent for the three months ended March 31, 2007.

Results from continuing operations for the three months ended March 31, 2007 included:

•                  An $80 million ($50 million after-tax) gain in connection with the initial adoption of Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155);

•                  A $63 million ($39 million after-tax) gain relating to amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants; and

•                  A $60 million pretax and after-tax charge related to a reserve established for regulatory and legal exposure at American Express Bank International (AEBI), a subsidiary of American Express Bank Ltd.

Results from continuing operations for the three months ended March 31, 2006 included:

•                  A $112 million ($73 million after-tax) charge associated with certain adjustments made to the Membership Rewards reserve model in the United States;

•                  A $72 million ($47 million after-tax) reduction in cardmember lending finance revenue and securitization income, net related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers; and

•                  An $88 million ($40 million after-tax) gain from the sale of an investment in Egyptian American Bank (EAB).

Also included in the three months ended March 31, 2007 and 2006, was $32 million ($21 million after-tax) and $25 million ($16 million after-tax), respectively, of reengineering costs.

In addition, results from continuing operations for the three month period ended March 31, 2006 included higher provisions for credit losses in Taiwan due primarily to the impact of industry-wide credit issues within the market, which were more than offset by the favorable impact from lower early credit write offs related to the October 2005 bankruptcy legislation in the United States, and lower than expected costs related to Hurricane Katrina that had been provided for in 2005.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $6.7 billion, up 10 percent from $6.1 billion in the same period a year ago. Revenues net of interest expense increased due to higher interest income, greater discount revenues and increased securitization income, net, partially offset by increased interest expense and lower net card fee revenue.

Discount revenue rose 13 percent to $3.4 billion as a result of a 15 percent increase in worldwide billed business. The slower growth in discount revenue compared to billed business growth reflects the relatively faster growth in billed business related to Global Network Services (GNS) where the Company shares the discount revenue with third-party issuing partners, and higher cash-back rewards costs. The average discount rate was 2.58 percent for both the three month periods ended March 31, 2007 and 2006. Selective repricing initiatives, continued changes in the mix of business and volume-related pricing discounts will likely continue to result in some erosion of the average discount rate over time. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 59 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 13 percent and 19 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force. The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the three months ended March 31, 2007, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	15%	13%
Average spending per proprietary basic card	8	7
Basic cards-in-force	12
United States (a):
Billed business	13
Average spending per proprietary basic card	4
Basic cards-in-force	13
Proprietary consumer card billed business (b)	12
Proprietary small business billed business (b)	15
Proprietary Corporate Services billed business (c)	11
Outside the United States (a):
Billed business	19	13
Average spending per proprietary basic card	16	10
Basic cards-in-force	10
Proprietary consumer and small business billed business (c)	10	4
Proprietary Corporate Services billed business (c)	18	11

(a)          Captions not designated as “proprietary” include both proprietary and GNS data.

(b)         Included in the U.S. Card Services segment.

(c)          Included in the International Card & Global Commercial Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected double-digit proprietary growth in Europe and Canada, high single-digit growth in Asia Pacific, and a decline in Latin America. Assuming no changes in foreign exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia during 2006, Latin America and Asia also had double-digit proprietary growth, and total proprietary growth outside the United States was 11 percent.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 1.2 million and 0.7 million cards were added during the three months ended March 31, 2007, respectively.

Net card fees decreased 7 percent to $484 million as the benefit of card growth was offset by the reclassification of certain card acquisition-related costs, beginning July 1, 2006, from other operating expenses to a reduction in net card fees.

Securitization income, net increased 18 percent to $457 million as the impact of the adoption of SFAS No. 155 as previously discussed, a higher trust portfolio yield, and a $29 million negative impact a year ago from higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers discussed previously were partially offset by an increase in write offs and greater interest expense, due to a higher coupon rate paid to certificate holders, as well as a lower average balance of securitized loans.

Interest income rose 34 percent to $1.9 billion, reflecting increases in cardmember lending finance revenue and higher other interest income. Cardmember lending finance revenue grew 44 percent to $1.4 billion, reflecting a 31 percent growth in average worldwide cardmember lending balances and a higher portfolio yield, which reflects increased finance charge rates and a lower proportion of the U.S. portfolio on promotional rates. The increase also includes a $43 million negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the three months ended March 31, 2006. Other interest income increased 22 percent primarily due to the recognition of interest income associated with the Company’s loan to Delta Air Lines (Delta) that was placed back on accrual status.

Interest expense increased 44 percent to $963 million, reflecting a 57 percent increase in cardmember lending interest expense due to increased debt funding levels in support of growth in loan balances and a higher effective cost of funds, a 43 percent increase in international banking resulting from higher volumes and interest rates, and a 36 percent increase for charge card and other interest expense also on higher effective cost of funds as well as debt funding levels in support of increased receivable balances.

Expenses

Consolidated expenses were $4.2 billion, up 4 percent from $4.1 billion for the same period in 2006. The increase in the three months ended March 31, 2007, was primarily driven by higher other expenses, greater professional services expenses, increased human resources expenses and higher occupancy and equipment costs, partially offset by lower marketing, promotion, rewards and cardmember services expenses. Consolidated expenses for the three months ended March 31, 2007 and 2006, also included $32 million and $25 million, respectively, of reengineering costs related to restructuring efforts primarily in the Company’s technology activities, as well as within the Travelers Cheque, corporate travel, and other businesses.

Marketing, promotion, rewards and cardmember services expenses decreased 4 percent to $1.5 billion compared to a year ago, reflecting the charge associated with certain adjustments made to the Membership Rewards reserve model in the United States during the three months ended March 31, 2006, and lower marketing and promotion costs, partially offset by higher volume-related rewards costs.

Human resources expenses increased 3 percent to $1.3 billion due to merit increases and larger incentive, benefit and severance-related costs, partially offset by the $63 million pension-related gain discussed previously. Reengineering costs for the three months ended March 31, 2007 and 2006, included $22 million and $11 million, respectively, of severance, of which $16 million and $11 million, respectively, was restructuring-related and included in human resources expenses.

Professional services expenses rose 12 percent to $629 million primarily reflecting higher technology service fees.

Occupancy and equipment expenses increased 7 percent to $370 million due to costs associated with higher business and service-related volumes driving increased technology costs.

Other expenses increased 26 percent to $349 million. Excluding the charge related to the regulatory and legal reserve established for AEBI, the reclassification of certain card-acquisition costs to card fee revenue beginning July 1, 2006, and the gain on the sale of the investment in EAB during the three months ended March 31, 2006, underlying expenses were flat. Reengineering costs for the three months ended March 31, 2007 and 2006, included $10 million and $14 million, respectively, of non-severance exit costs, of which $9 million and $7 million, respectively, was restructuring-related and included within other expenses.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased 30 percent over last year to $866 million, reflecting an increase in the cardmember lending provision, partially offset by a reduction in the international banking and other provision (including investment certificates).

Cardmember lending provision for losses and benefits increased 79 percent to $574 million due to increased loan volumes and higher write-off and delinquency rates, which have been gradually rising after the unusually low rates that followed the October 2005 change in the U.S. bankruptcy legislation, partially offset by lower provisions in Taiwan.

International banking and other provision for losses and benefits decreased 40 percent to $83 million driven by a reduction in merchant-related reserves primarily attributable to the Company’s relationship with Delta and lower provisions related to Taiwan.

Income Taxes

The effective tax rate was 33 percent and 34 percent for the three month periods ended March 31, 2007 and 2006, respectively.

Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended March 31, 2007 and 2006, was $8 million and $3 million, respectively, primarily related to businesses sold in previous years.

Outlook

Going forward, the Company recognizes the need to continue to respond to competitive pressures within the marketplace and challenges within the economic environment. In particular, the Company has economically hedged a substantially smaller percentage of its expected interest rate exposure for 2007 and beyond, as compared to 2006. Specifically, fixed rate debt and hedges within the U.S. card business declined by $11 billion. The effective funding rate on this amount was 3.2 percent in 2006. It was replaced with funding based on short-term rates of approximately 5.3 percent, resulting in approximately $60 million of incremental interest expense in the first quarter of 2007 solely related to the reduction in fixed rate debt and hedges. Assuming interest rates remain constant, the incremental interest expense related to this debt over the next three quarters compared to 2006 will be approximately $200 million. Within the portion of the Company’s remaining unhedged debt, assuming interest rates stay constant, the Company expects higher interest expense during the second quarter of 2007 compared to 2006, due in part to higher year-over-year market interest rates. At the same time, if interest rates stay constant, the Company does not expect incremental interest expense in the second half of 2007 on such remaining unhedged debt, as current market interest rates are generally consistent with rates in effect during the second half of last year.

In addition, the Company expects that results in 2007 will not reflect the same benefit to its write-off rate that resulted from the change in U.S. bankruptcy laws in 2005, and that favorably impacted results in 2006. This unfavorable comparison is expected to be more significant in the first and second quarters of 2007.

The Company is focused on meeting the above-mentioned and other challenges in 2007 and beyond by carefully prioritizing its investments in growth opportunities, by focusing on reengineering activities to control operating expense growth, and by efficiently allocating capital.

Consolidated Liquidity and Capital Resources

Capital Strategy

The Company believes allocating capital to growing businesses with a return on risk-adjusted equity in excess of its cost of capital will generate shareholder value. The Company retains sufficient earnings and other capital generated to satisfy growth objectives and, to the extent capital exceeds business needs, returns excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 33 to 36 percent ROE and at least 8 percent growth in revenues net of interest expense, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the three months ended March 31, 2007, the Company paid $180 million in dividends and continued share repurchases as discussed below. Including share repurchases and dividends, during the first quarter of 2007, the Company returned approximately 89 percent of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 69 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the three months ended March 31, 2007, the Company purchased 16 million common shares at an average price of $57.68. There are approximately 148 million shares remaining at March 31, 2007 under authorizations to repurchase shares approved by the Company’s Board of Directors. For additional information regarding the Company’s share repurchases during the three months ended March 31, 2007, see Item 2(c) in Part II below.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2007 and 2006 primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities for the three months ended March 31, 2007. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include the funding of cardmember loans and receivables and the Company’s Available-for-Sale investment portfolio.

For the three months ended March 31, 2007 and 2006, net cash was provided by investing activities primarily due to net decreases in cardmember receivables and loans.

Cash Flows from Financing Activities

The Company’s financing activities primarily include the issuance of debt and taking customer deposits in addition to sales of investment certificates. The Company also regularly repurchases its common shares.

For the three months ended March 31, 2007 and 2006, net cash was used in financing activities primarily due to net decreases in customers’ deposits and to share repurchase activity.

Financing Activities

The Company’s funding needs are met primarily through the issuances of commercial paper, bank notes, customer deposits, medium-term notes, senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, and credit lines. In total, for the Company, short-term debt at March 31, 2007, decreased $133 million from December 31, 2006, due to a decrease in commercial paper and bank notes, offset by an increase in borrowed funds. Long-term debt at March 31, 2007, increased $982 million from December 31, 2006, primarily as a result of the increase in medium-term notes.

At March 31, 2007, the Parent Company had an unspecified amount of debt and equity securities and American Express Credit Corporation (Credco), a wholly-owned subsidiary of American Express Travel Related Services, Inc. (TRS), a wholly-owned subsidiary of the Parent Company, had an unspecified amount of debt available for issuance under shelf registrations filed with the SEC. In addition, TRS, American Express Centurion Bank, a wholly-owned subsidiary of TRS, Credco, American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco, and American Express Bank Ltd. have established a program for the issuance outside the United States of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $10.0 billion. At March 31, 2007, $4.6 billion was outstanding under this program.

At March 31, 2007, the Company maintained committed bank lines of credit totaling $11.7 billion, of which $3.2 billion was outstanding. Credco has the right to borrow a maximum amount of $10.9 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper. This program is supported by the $1.2 billion of committed bank facility available to the Company, which expires in 2010. There was no Parent Company commercial paper outstanding during the three months ended March 31, 2007, and no borrowings have been made under its bank credit facility.

Airline Industry Matters

Historically, the Company has not experienced significant revenue declines when a particular airline scales back or ceases operations due to a bankruptcy or other financial challenges. This is because volumes generated by that airline are typically shifted to other participants in the industry that accept the Company’s card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or “flown.” In the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket, this business arrangement creates a potential exposure for the Company. This credit exposure is included in the maximum amount of undiscounted future payments disclosed in Note 3 to the Consolidated Financial Statements. Historically, this type of exposure has not generated any significant losses for the Company because an airline operating under bankruptcy protection needs to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of its business. Typically, as an airline’s financial situation deteriorates, the Company delays payment to the airline thereby increasing cash withheld to protect the Company in the event the airline is liquidated. The Company’s goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation, the cash held is equivalent to the credit exposure related to any unused tickets.

There has been some speculation that there will be consolidation in the airline industry, both in the United States and internationally. While the Company would not expect its merchant relationships to change in the event of consolidation, it is possible that the Company’s co-brand relationships might be affected if one of the Company’s partners merged with an airline that had a different co-brand partner.

As part of Delta’s decision to file for protection under Chapter 11 of the Bankruptcy Code during 2005, the Company lent funds to Delta as part of Delta’s post-petition, debtor-in-possession financing under the Bankruptcy Code. At March 31, 2007, the remaining principal balance was $115 million. Delta recently received final approval to its reorganization plan and emerged from bankruptcy on April 30, 2007, repaying the entire principal balance outstanding. As previously disclosed, American Express’ Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10 percent of the Company’s worldwide billed business and less than 15 percent of worldwide managed lending receivables.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2007	2006
Revenues
Discount revenue, net card fees and other	$2,414	$2,194
Cardmember lending finance revenue	1,055	674
Securitization income:
Excess spread, net (excluding servicing fees)(a)	339	269
Servicing fees	102	106
Gains on sales from securitizations(b)	16	11
Securitization income, net	457	386
Total revenues	3,926	3,254
Interest expense:
Cardmember lending	313	194
Charge card and other	249	162
Revenues net of interest expense	3,364	2,898
Expenses
Marketing, promotion, rewards and cardmember services	944	1,020
Human resources and other operating expenses	808	749
Total	1,752	1,769
Provisions for losses	581	307
Pretax segment income	1,031	822
Income tax provision	387	295
Segment income	$644	$527

(a)          Excess spread is the net positive cash flow from interest and fee collections allocated to the investor’s interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Also included is the previously mentioned $80 million gain related to the remeasurement of the interest-only strip asset during the three months ended March 31, 2007, and a $29 million reduction related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the three months ended March 31, 2006.

(b)         Excludes $35 million and $(20) million for the three months ended March 31, 2007, and $35 million and $(43) million for the three months ended March 31, 2006, of impact from cardmember loan sales and maturities, respectively, reflected in credit provision.

U.S. Card Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2007	2006
Card billed business	$85.2	$75.3
Total cards-in-force (millions)	41.5	38.3
Basic cards-in-force (millions)	30.7	28.4
Average basic cardmember spending (dollars)	$2,801	$2,690
U.S. Consumer Travel:
Travel sales	$0.7	$0.5
Travel commissions and fees/sales	7.5%	8.1%
Total segment assets	$68.4	$58.3
Segment capital	$4.5	$4.6
Return on segment capital(a)	50.2%	41.8%
Cardmember receivables:
Total receivables	$19.0	$17.2
90 days past due as a % of total	3.8%	4.0%
Net loss ratio as a % of charge volume	0.25%	0.20%
Cardmember lending — owned basis (b):
Total loans	$33.0	$24.3
30 days past due loans as a % of total	2.9%	2.4%
Average loans	$33.1	$24.0
Net write-off rate	3.7%	2.6%
Net finance revenue(c)/average loans	9.1%	8.1%
Cardmember lending — managed basis (d):
Total loans	$53.9	$45.1
30 days past due loans as a % of total	2.8%	2.4%
Average loans	$53.4	$45.3
Net write-off rate	3.7%	2.6%
Net finance revenue(c)/average loans	9.3%	8.7%

(a) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b) “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(c) Computed on an annualized basis.

(d) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under “Differences between GAAP and Managed Basis Presentation” below for further discussion of the managed basis presentation.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

The following discussion of U.S. Card Services’ segment results of operations for the three months ended March 31, 2007 and 2006 is presented on a GAAP basis.

U.S. Card Services reported segment income of $644 million for the three months ended March 31, 2007, a 22 percent increase from $527 million for the same period a year ago.

Revenues net of interest expense increased 16 percent due to higher cardmember lending finance revenue, increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other of $2.4 billion rose 10 percent largely due to increases in billed business volumes and greater other revenue. The 13 percent increase in billed business reflected a 4 percent increase in average spending per proprietary basic card and an 8 percent growth in basic cards-in-force. Within the U.S. consumer business, billed business grew 12 percent and small business volumes rose 15 percent. Cardmember lending finance revenue of $1.1 billion rose 57 percent as compared to the same period a year ago, primarily due to 38 percent growth in the average lending balances and a higher portfolio yield, in addition to the previously mentioned negative impact of higher than anticipated completion of consumer debt repayment programs and certain associated payment waivers during the three months ended March 31, 2006. Cardmember lending interest expense increased 61 percent, reflecting higher debt funding levels in support of growth in loan balances and a higher effective cost of funds. Charge card and other interest expense rose 54 percent due to higher effective funding costs and debt funding levels in support of greater receivable balances.

Expenses decreased 1 percent, primarily due to lower marketing, promotion, rewards and cardmember services costs, partially offset by greater human resources expenses and other operating expenses. Expenses for the three months ended March 31, 2007 included $14 million of reengineering costs, related primarily to restructuring in technology and other business activities. There were no reengineering costs for the three months ended March 31, 2006.

Marketing, promotion, rewards and cardmember services expenses of $944 million decreased 7 percent as compared to the same period a year ago, due to the adjustment to the Membership Rewards reserve model in the United States during first quarter 2006 and lower marketing and promotion costs, which were partially offset by higher volume-related rewards costs during the three months ended March 31, 2007. Human resources and other operating expenses of $808 million increased 8 percent from a year ago. The increase was due to generally higher volume-related costs, greater human resources costs, and increased professional services expenses, partially offset by the $36 million pension-related gain discussed earlier and the previously mentioned reclassification to revenues of certain card acquisition-related costs during the third quarter of 2006.

Provisions for losses of $581 million increased 89 percent as the impact of strong volume and loan growth and increased write offs and delinquency rates within the lending portfolio, which have been gradually rising after the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation, were partially offset by improved collections activities in the charge card business.

The effective tax rate was 38 percent and 36 percent for the three months ended March 31, 2007 and 2006, respectively.

Differences between GAAP and Managed Basis Presentation

For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included in discount revenue, net card fees and other in the U.S. Card Services Selected Financial Information), cardmember lending finance revenue, cardmember lending interest expense and provisions for losses. On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

The Company presents U.S. Card Services information on a managed basis because that is the way the Company’s management views and manages the business. Management believes that a full picture of trends in the Company’s cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans. Management also believes that use of a managed basis presentation presents a more accurate picture of the key dynamics of the cardmember lending business. Irrespective of the on- and off-balance sheet funding mix, it is important for management and investors to see metrics for the entire cardmember lending portfolio because they are more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue in order to evaluate market share. These metrics are significant in evaluating the Company’s performance and can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis. The Company does not currently securitize international loans.

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and credit provision for cardmember lending. At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain on sale is reflected in securitization income, net, as well as an impact to credit provision (credit reserves are no longer recorded for the cardmember loans once sold). Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts are reflected in securitization income, net, and fees and commissions. The Company also recognizes cardmember lending finance revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest). At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in credit provision.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs). The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2007	2006
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,414	$2,194
Securitization adjustments(a)	87	48
Managed discount revenue, net card fees and other	$2,501	$2,242

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,055	$674
Securitization adjustments(a)	757	733
Managed finance revenue	$1,812	$1,407

Securitization income, net:
Reported for the period (GAAP)	$457	$386
Securitization adjustments(a)	(457)	(386)
Managed securitization income, net	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$313	$194
Securitization adjustments(a)	273	247
Managed cardmember lending interest expense	$586	$441

Provisions for losses:
Reported for the period (GAAP)	$581	$307
Securitization adjustments(a)	205	126
Managed provisions for losses	$786	$433

(a) The managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included above in discount revenue, net card fees and other), cardmember lending finance revenue, cardmember lending interest expense, and provisions for losses. On a managed basis, there is no securitization income, net, as the managed basis presentation assumes no securitization transactions have occurred.

Results of Operations for the Three Months Ended March 31, 2007 and 2006 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased 12 percent to $2.5 billion for the three months ended March 31, 2007, largely due to increases in billed business volumes, higher other revenues and greater other commissions and fees. Cardmember lending finance revenue rose 29 percent to $1.8 billion primarily due to 18 percent growth in the average managed lending balances as compared to a year ago, and a higher portfolio yield, in addition to the negative impact of higher than anticipated completion of consumer debt repayment programs and associated payment waivers a year ago.

Cardmember lending interest expense increased 33 percent as compared to a year ago to $586 million due to 18 percent growth in average managed lending balances and a higher cost of funds.

Provisions for losses increased 82 percent to $786 million reflecting strong volume and loan growth and increased write offs and delinquency rates within the lending portfolio, which have been gradually rising after the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation.

International Card & Global Commercial Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2007	2006
Revenues
Discount revenue, net card fees and other	$1,964	$1,885
Cardmember lending finance revenue	310	271
Total revenues	2,274	2,156
Interest expense:
Cardmember lending	109	90
Charge card and other	169	132
Revenues net of interest expense	1,996	1,934
Expenses
Marketing, promotion, rewards and cardmember services	365	340
Human resources and other operating expenses	1,116	1,142
Total	1,481	1,482
Provisions for losses	220	270
Pretax segment income	295	182
Income tax provision	60	39
Segment income	$235	$143

International Card & Global Commercial Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2007	2006
Card billed business	$50.5	$45.2
Total cards-in-force (millions)	22.4	23.2
Basic cards-in-force (millions)	17.9	18.4
Average basic cardmember spending (dollars)	$2,832	$2,494
Global Corporate & International Consumer Travel:
Travel sales	$5.0	$4.8
Travel commissions and fees/sales	7.6%	7.8%
Total segment assets	$39.0	$34.5
Segment capital	$4.1	$3.9
Return on segment capital(a)	22.6%	20.3%
Cardmember receivables:
Total receivables	$17.1	$15.6
90 days past due as a % of total	1.9%	2.0%
Net loss ratio as a % of charge volume	0.20%	0.17%
Cardmember lending:
Total loans	$9.3	$8.4
30 days past due loans as a % of total	3.1%	3.2%
Average loans	$9.4	$8.4
Net write-off rate	5.7%	5.5%
Net finance revenue(b)/average loans	8.7%	8.7%

(a) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)  Computed on an annualized basis.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

International Card & Global Commercial Services reported segment income of $235 million for the three months ended March 31, 2007, a 64 percent increase from $143 million for the same period a year ago.

Revenues net of interest expense increased 3 percent due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $2.0 billion rose 4 percent compared to a year ago, driven primarily by the higher level of card spending and greater travel commissions and fees, partially offset by decreased card-related fees due to the reclassification of certain card-related acquisition costs effective July 1, 2006 as previously mentioned, as well as a decline in other commissions and assessments. Growth was also suppressed by the impact of the sales of card-related activities in Brazil, Malaysia, and Indonesia during 2006. The 12 percent increase in billed business reflected a 14 percent increase in average spending per proprietary basic card and a 3 percent decline in cards-in-force. Assuming no changes in foreign currency exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia, billed business and average spending per proprietary basic card-in-force increased 11 percent and 7 percent, respectively, and all of the Company’s major geographic regions experienced double-digit growth. International consumer and small business spending rose 9 percent and global corporate spending rose 13 percent. Cardmember lending finance revenue of $310 million rose 14 percent, primarily due to 12 percent growth in the average lending balances. Charge card and other interest expense and cardmember lending interest expense increased 28 percent and 21 percent, respectively, due to higher debt funding levels in support of growth in loan and receivable balances and a higher effective cost of funds.

Expenses of $1.5 billion remained flat, with the lower human resources and other operating expenses offset by higher marketing, promotion, rewards and cardmember services costs. Expenses for the three months ended March 31, 2007 and 2006 included $12 million and $18 million, respectively, of reengineering costs, related primarily to ongoing restructuring activities in the corporate travel business, international operations, and technology activities.

Marketing, promotion, rewards and cardmember services expenses of $365 million increased 7 percent, reflecting greater volume-related rewards costs partially offset by a reduction in marketing and promotion expenses. Human resources and other operating expenses decreased 2 percent due to greater human resources expenses, which were more than offset by the previously mentioned reclassification to revenues of certain card acquisition-related costs effective July 1, 2006, the previously discussed $21 million pension-related gain during the three months ended March 31, 2007, and the impact of the sales of card activities in Brazil, Malaysia, and Indonesia during 2006.

Provisions for losses decreased 19 percent to $220 million, due primarily to the negative impact of industry-wide credit issues in Taiwan in 2006 discussed previously, partially offset by spending and loan volume-driven increases during the current period.

The effective tax rate was 20 percent and 21 percent for the three months ended March 31, 2007 and 2006, respectively.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2007	2006
Revenues
Discount revenue, fees and other	$800	$685
Interest expense:
Cardmember lending	(28)	(20)
Other	(49)	(43)
Revenues net of interest expense	877	748
Expenses
Marketing and promotion	129	135
Human resources and other operating expenses	393	341
Total	522	476
Provisions for losses	(19)	10
Pretax segment income	374	262
Income tax provision	138	96
Segment income	$236	$166

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2007	2006
Global Card billed business(a)	$146.2	$127.2
Global Network & Merchant Services:
Total segment assets	$4.5	$5.7
Segment capital	$1.0	$1.3
Return on segment capital(b)	69.2%	51.7%
Global Network Services(c):
Card billed business	$10.5	$6.6
Total cards-in-force (millions)(d)	16.0	11.0

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

(c) Billed business and cards-in-force reflect the transfer, effective January 1, 2006, to International Card & Global Commercial Services’ segment of corporate card accounts in certain emerging markets that had been managed within Global Network Services.

(d) Cards-in-force for 2006 reflect the transfer of 1.3 million proprietary cards in Brazil, and approximately 200,000 proprietary cards-in-force in Malaysia and Indonesia, from the International Card & Global Commercial Services segment during second quarter 2006 and third quarter 2006, respectively.

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Global Network & Merchant Services reported segment income of $236 million for the three months ended March 31, 2007, a 42 percent increase from $166 million for the same period a year ago.

Revenues net of interest expense grew 17 percent to $877 million, due to increased discount revenue, fees and other revenues and a higher interest expense credit that recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related fees, primarily from the 15 percent increase in global card billed business, as well as higher network partner-related revenues. The increase also reflects the completion in 2006 of independent operator agreements in Brazil, Malaysia, and Indonesia.

Expenses increased 10 percent to $522 million, reflecting an increase in human resources and other operating expenses, partially offset by lower marketing and promotion costs.

Marketing and promotion expenses of $129 million decreased 4 percent, reflecting a reduction in brand-related advertising costs. Human resources and other operating expenses of $393 million increased 15 percent, reflecting higher volumes, greater salary and incentive costs, higher professional services expenses, and higher technology costs which were offset by the $5 million pension-related gain previously discussed.

Provisions for losses decreased due to a reduction in merchant-related reserves, primarily attributable to the Company’s relationship with Delta.

The effective tax rate was 37 percent for both three-month periods ended March 31, 2007 and 2006.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2007 and 2006

Corporate & Other had net expense of $50 million compared with net income of $40 million for the same period a year ago. The expense for the three months ended March 31, 2007, included the previously mentioned $60 million charge for a reserve established for regulatory and legal exposure at AEBI and $4 million ($3 million after-tax) of reengineering costs. The income for the three months ended March 31, 2006 included an $88 million ($40 million after-tax) gain related to the completion of the sale of an investment in EAB, in addition to $7 million ($4 million after-tax) of reengineering expenses.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of the loss in value of portfolios and financial instruments due to adverse changes in market variables. The Company’s non-trading related market risk consists primarily of interest rate risk in the card and certificate businesses and foreign exchange risk in international operations. There were no material changes in these market risks since December 31, 2006.

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Acting Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Acting Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking  statements include, but are not limited to, the following: the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the Company’s ability to grow its business and meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the

Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; fluctuations in interest rates, which impact the Company’s borrowing costs and return on lending products; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes; the Company’s ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company’s ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products and returns on the Company’s investment portfolios; bankruptcies, restructurings, consolidations or similar events affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in foreign currency exchange rates; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to accurately estimate the benefits resulting from positions taken by it on its tax returns, which could impact the Company’s provision for income taxes on the Company’s income statement; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

ITEM 1.     LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition, results of operations or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Corporate Matters

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action, TRS has voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank. On April 25, 2007, the Court confirmed that fact discovery being conducted in connection with the lawsuit will conclude on May 31, 2007, and set a trial date of September 9, 2008, with the interim period being devoted to discovery with respect to expert witnesses followed by motions asking the Court to resolve certain legal issues prior to trial.

International Matters

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the U.S. Patriot Act that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. AEBL and its subsidiaries’ anti-money laundering programs are also subject to examination by banking regulators including the New York State Banking Department and the Federal Reserve. Compliance efforts to combat money laundering remain a high priority for American Express Bank Ltd. (“AEBL”) and it has increased these efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which AEBL does business. The regulatory authorities are exercising heightened scrutiny of the anti-money laundering programs of financial institutions and have taken action against financial institutions for deficiencies in such programs. In early 2004, American Express Bank International (“AEBI”), a subsidiary of AEBL headquartered in Miami, received subpoenas from the Department of Justice (“DOJ”) relating to certain customer accounts and anti-money laundering (“AML”) compliance programs. In September 2006, the DOJ informed AEBI of concerns relating to AML compliance programs that could result in an action.

AEBI has been cooperating with the DOJ. During the first quarter of 2007, the Company established a reserve in the amount of $60 million for regulatory and legal matters at AEBI.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2007.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

January 1-31, 2007
Repurchase program (1)	5,454,200	$57.93	5,454,200	159,355,123
Employee transactions (2)	919,455	$57.84	N/A	N/A

February 1-28, 2007
Repurchase program (1)	9,915,100	$57.68	9,915,100	149,440,023
Employee transactions (2)	595,383	$58.62	N/A	N/A

March 1-31, 2007
Repurchase program (1)	1,090,600	$56.44	1,090,600	148,349,423
Employee transactions (2)	1,264	$56.89	N/A	N/A

Total
Repurchase program (1)	16,459,900	$57.68	16,459,900
Employee transactions (2)	1,516,102	$58.15	N/A

(1)                            At March 31, 2007, there are approximately 148.3 million shares remaining under such authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 621.7 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(2)                            Includes: (1) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (2) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

(3)                            Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 23, 2007. The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Ratification of PricewaterhouseCoopers LLP’s selection as the Company’s independent registered public accounting firm for 2007	1,037,545,875	2,328,117	—	11,048,926	—

Management proposal to approve the American Express Company 2007 Incentive Compensation Plan	829,921,045	61,775,880	—	13,154,359	146,071,634

Shareholder proposal relating to cumulative voting for directors	253,871,933	635,794,296	—	13,921,292	147,335,397

Election of Directors:
D.F. Akerson	1,024,492,403	—	26,430,515	—	—
C. Barshefsky	997,945,007	—	52,977,911	—	—
U.M. Burns	1,036,109,470	—	14,813,448	—	—
K. I. Chenault	1,026,273,674	—	24,649,244	—	—
P. Chernin	1,032,837,874	—	18,085,044	—	—
V. E. Jordan, Jr.	1,019,880,852	—	31,042,066	—	—
J. Leschly	1,030,873,743	—	20,049,175	—	—
R. C. Levin	1,035,237,660	—	15,685,258	—	—
R. A. McGinn	955,998,410	—	94,924,508	—	—
E. D. Miller	1,030,426,264	—	20,496,654	—	—
F. P. Popoff	998,280,679	—	52,642,239	—	—
S. S. Reinemund	1,035,719,937	—	15,202,981	—	—
R. D. Walter	1,031,129,286	—	19,793,632	—	—
R. A. Williams	1,035,898,148	—	15,024,770	—	—

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 8, 2007	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Acting Chief Financial Officer

Date: May 8, 2007	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and
Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1