Form 10-Q
period 2007-06-30
AMERICAN EXPRESS CO
filed 2007-08-07
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from            to

Commission file number 1-7657

AMERICAN EXPRESS COMPANY

(Exact name of registrant as specified in its charter)

New York	13-4922250
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

World Financial Center, 200 Vesey Street, New York, NY	10285
(Address of principal executive offices )	(Zip Code)

Registrant’s telephone number, including area code    (212) 640-2000

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2007
Common Shares (par value $.20 per share)	1,182,884,415 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share amounts)
(Unaudited)

	Three Months Ended
	June 30,
	2007	2006
Revenues
Discount revenue	$3,670	$3,292
Net card fees	500	533
Travel commissions and fees	491	483
Other commissions and fees	681	642
Securitization income, net	332	372
Other	453	415
Total	6,127	5,737
Interest income
Cardmember lending finance revenue	1,514	1,100
International banking	282	252
Other	276	196
Total	2,072	1,548
Total revenues	8,199	7,285
Interest expense
Cardmember lending	431	277
International banking	135	93
Charge card and other	503	373
Total	1,069	743
Revenues net of interest expense	7,130	6,542

Expenses
Marketing, promotion, rewards and cardmember services	1,828	1,671
Human resources	1,331	1,276
Professional services	698	658
Occupancy and equipment	379	365
Communications	116	113
Other	345	287
Total	4,697	4,370
Provisions for losses and benefits
Charge card	233	192
Cardmember lending	638	406
International banking and other (including investment certificates)	122	132
Total	993	730
Pretax income from continuing operations	1,440	1,442
Income tax provision	378	470
Income from continuing operations	1,062	972
Loss from discontinued operations, net of tax	(5)	(27)
Net income	$1,057	$945

Earnings per Common Share — Basic:
Income from continuing operations	$0.90	$0.80
Loss from discontinued operations	—	(0.02)
Net income	$0.90	$0.78

Earnings per Common Share — Diluted:
Income from continuing operations	$0.88	$0.78
Loss from discontinued operations	—	(0.02)
Net income	$0.88	$0.76

Average common shares outstanding for earnings per common share:
Basic	1,179	1,217
Diluted	1,203	1,242

Cash dividends declared per common share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share amounts)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Revenues
Discount revenue	$7,025	$6,261
Net card fees	984	1,053
Travel commissions and fees	928	901
Other commissions and fees	1,303	1,281
Securitization income, net	789	758
Other	868	811
Total	11,897	11,065
Interest income
Cardmember lending finance revenue	2,882	2,047
International banking	546	509
Other	505	384
Total	3,933	2,940
Total revenues	15,830	14,005
Interest expense
Cardmember lending	816	523
International banking	261	181
Charge card and other	955	706
Total	2,032	1,410
Revenues net of interest expense	13,798	12,595

Expenses
Marketing, promotion, rewards and cardmember services	3,292	3,193
Human resources	2,611	2,516
Professional services	1,327	1,219
Occupancy and equipment	749	711
Communications	232	226
Other	694	565
Total	8,905	8,430
Provisions for losses and benefits
Charge card	442	401
Cardmember lending	1,212	727
International banking and other (including investment certificates)	205	270
Total	1,859	1,398
Pretax income from continuing operations	3,034	2,767
Income tax provision	907	919
Income from continuing operations	2,127	1,848
Loss from discontinued operations, net of tax	(13)	(30)
Net income	$2,114	$1,818

Earnings per Common Share — Basic:
Income from continuing operations	$1.80	$1.51
Loss from discontinued operations	(0.01)	(0.02)
Net income	$1.79	$1.49

Earnings per Common Share — Diluted:
Income from continuing operations	$1.76	$1.48
Loss from discontinued operations	(0.01)	(0.03)
Net income	$1.75	$1.45

Average common shares outstanding for earnings per common share:
Basic	1,183	1,224
Diluted	1,207	1,250

Cash dividends declared per common share	$0.30	$0.27

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	June 30,	December 31,
	2007	2006

Assets
Cash and cash equivalents	$7,371	$7,956
Accounts receivable and accrued interest:
Cardmember receivables, less reserves: 2007, $981; 2006, $981	37,421	36,386
Other receivables, less reserves: 2007, $44; 2006, $42	2,080	2,465
Investments	21,417	20,990
Loans:
Cardmember lending, less reserves: 2007, $1,417; 2006, $1,171	46,861	42,135
International banking, less reserves: 2007, $69; 2006, $64	7,685	7,160
Other, less reserves: 2007, $42; 2006, $34	901	953
Land, buildings and equipment – at cost, less accumulated depreciation: 2007, $3,401; 2006, $3,169	2,575	2,448
Other assets	8,061	7,360
Total assets	$134,372	$127,853

Liabilities and Shareholders’ Equity
Customers’ deposits	$22,625	$24,656
Travelers Cheques outstanding	7,140	7,215
Accounts payable	9,647	8,764
Investment certificate reserves	5,626	6,058
Short-term debt	15,802	15,162
Long-term debt	49,873	42,747
Other liabilities	13,024	12,740
Total liabilities	123,737	117,342

Shareholders’ equity:
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,182 million shares in 2007 and 1,199 million shares in 2006	236	240
Additional paid-in capital	9,998	9,638
Retained earnings	1,024	1,153
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities (losses) gains	(118)	92
Net unrealized derivatives gains	49	27
Foreign currency translation adjustments	(231)	(222)
Net unrealized pension and other postretirement benefit costs	(323)	(417)
Total accumulated other comprehensive loss	(623)	(520)
Total shareholders’ equity	10,635	10,511
Total liabilities and shareholders’ equity	$134,372	$127,853

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$2,114	$1,818
Loss from discontinued operations, net of tax	13	30
Income from continuing operations	2,127	1,848
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses and benefits	1,955	1,381
Depreciation and amortization	339	320
Deferred taxes, acquisition costs and other	(303)	191
Stock-based compensation	144	149
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Accounts receivable and accrued interest	202	(23)
Other operating assets	185	(385)
Accounts payable and other liabilities	827	970
(Decrease) increase in Travelers Cheques outstanding	(76)	7
Net cash used in operating activities attributable to discontinued operations	(13)	(1)
Net cash provided by operating activities	5,387	4,457
Cash Flows from Investing Activities
Sale of investments	2,074	2,308
Maturity and redemption of investments	3,843	5,986
Purchase of investments	(6,966)	(8,386)
Net increase in cardmember loans/receivables	(7,355)	(4,253)
Proceeds from cardmember loan securitizations	2,894	2,893
Maturities of cardmember loan securitizations	(2,780)	(3,785)
Loan operations and principal collections for international banking, net	(528)	(162)
Purchase of land, buildings and equipment	(431)	(284)
Sale of land, buildings and equipment	23	20
Dispositions, net of cash sold	19	456
Net cash used in investing activities attributable to discontinued operations	—	(3)
Net cash used in investing activities	(9,207)	(5,210)
Cash Flows from Financing Activities
Net change in customers’ deposits	(2,063)	(2,670)
Sale of investment certificates	1,593	2,883
Redemption of investment certificates	(2,049)	(3,161)
Net increase (decrease) in debt with maturities of three months or less	2,756	(1,342)
Issuance of debt	12,596	15,222
Principal payments on debt	(7,883)	(8,664)
Issuance of American Express common shares and other	541	536
Repurchase of American Express common shares	(1,871)	(2,165)
Dividends paid	(359)	(299)
Net cash (used in) provided by financing activities attributable to discontinued operations	(50)	4
Net cash provided by financing activities	3,211	344
Effect of exchange rate changes on cash	24	81
Net decrease in cash and cash equivalents	(585)	(328)
Cash and cash equivalents at beginning of period	7,956	7,126
Cash and cash equivalents at end of period	$7,371	$6,798

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

As discussed in the Company’s Form 10-Q for the period ended March 31, 2007, the Travelers Cheque and Prepaid Services business and international banking businesses currently included in the Corporate & Other segment were previously included in the U.S. Card Services and International Card & Global Commercial Services segments, respectively, prior to the reportable operating segment modifications made effective in the first quarter of 2007. The financial data for all periods included herein reflect these modifications.

During the second quarter of 2007, the Company announced organizational changes effective July 1, 2007, which reflect a reorganization of the Company into two distinct customer-focused groups: Global Consumer Group and Global Business-to-Business Group.  The Company is reviewing the impact of these changes on its reportable operating segment disclosures, and expects financial disclosures to reflect these organizational changes in the third quarter of 2007.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) has recently issued the following accounting standards, which are effective beginning January 1, 2008. The Company is currently evaluating the impact of these accounting standards.

•                  Statement of Financial Accounting Standard (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157), establishes a framework for measuring fair value and applies broadly to financial and non-financial assets and liabilities measured at fair value under existing authoritative accounting pronouncements.  SFAS No. 157 establishes a fair value hierarchy that prioritizes inputs to valuation techniques used for financial instruments without active markets and for non-financial assets and liabilities.  SFAS No. 157 also expands disclosure requirements regarding methods used to measure fair value and the effects on earnings.

•                  SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115” (SFAS No. 159), provides companies with an option to report selected financial assets and liabilities at fair value.

•                  FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company does not expect FIN 39-1 to have a material impact on its Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  Emerging Issues Task Force Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11), clarifies when income tax benefits for dividends paid on share-based payment awards should be recognized in equity or the income statement.  The Company does not expect EITF 06-11 to have a material impact on its Consolidated Financial Statements.

2.              Discontinued Operations

Results from discontinued operations included losses related to businesses disposed of in previous years, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Revenues net of interest expense	$—	$9	$—	$9

Pretax loss from discontinued operations	$(2)	$(55)	$(14)	$(60)
Income tax provision (benefit)	3	(28)	(1)	(30)
Loss from discontinued operations, net of tax	$(5)	$(27)	$(13)	$(30)

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

The following table provides information related to such guarantees as of June 30, 2007 and December 31, 2006:

	June 30, 2007		December 31, 2006
	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)

Type of Guarantee:
Card and travel operations (c)	$77	$68	$75	$119
International banking and other (d)	2	81	2	77
Total	$79	$149	$77	$196

(a) Calculated based on the hypothetical scenario that all claims occur within the next 12 months.

(b) Included as part of other liabilities on the Company’s Consolidated Balance Sheets.  The decrease in the liability from December 31, 2006 to June 30, 2007, results substantially from a reduction in merchant-related reserves primarily related to the airline industry.

(c) Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d) Includes contingent consideration obligations as well as guarantees the Company provides through its international banking business, such as financial letters of credit, performance guarantees, and financial guarantees. The international banking guarantees range in term from three months to one year.  The Company receives a fee related to these guarantees, many of which help facilitate cross-border transactions.  The maximum potential exposure related to the Company’s international banking guarantees at both June 30, 2007 and December 31, 2006, was approximately $1 billion for which the Company held supporting collateral of approximately $920 million and $940 million, respectively.

4.              Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Net income	$1,057	$945	$2,114	$1,818
Other comprehensive income (losses):
Net unrealized securities losses (a)	(155)	(88)	(210)	(166)
Net unrealized derivative gains	32	23	22	33
Foreign currency translation adjustments	(8)	137	(9)	174
Net unrealized pension and other postretirement benefit costs (b)	8	—	94	—
Total	$934	$1,017	$2,011	$1,859

(a) In connection with the initial adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), as of January 1, 2007, the Company recognized a gain of $80 million ($50 million after-tax) related to the fair value of the interest-only strips, which was recorded in other comprehensive income (loss) in previous periods. Changes in the fair value of the interest-only strip subsequent to the adoption of this standard are reflected in securitization income, net.

(b) The six months ended June 30, 2007, represents primarily the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the curtailment discussed below in Note 5.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              Retirement Plans

The components of the net pension and postretirement benefit cost for all defined benefit plans accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” were as follows:

	Three Months Ended June 30,
	Pension Plans		Postretirement Plans
(Millions)	2007	2006	2007	2006
Service cost	$27	$29	$1	$1
Interest cost	34	31	5	5
Expected return on plan assets	(43)	(37)	N/A	N/A
Amortization of prior service cost	1	1	—	—
Recognized net actuarial loss	10	9	2	4
Net periodic benefit cost	$29	$33	$8	$10

	Six Months Ended June 30,
	Pension Plans		Postretirement Plans
(Millions)	2007	2006	2007	2006
Service cost	$55	$58	$3	$3
Interest cost	70	62	10	10
Expected return on plan assets	(84)	(74)	N/A	N/A
Amortization of prior service cost	1	1	(1)	(1)
Recognized net actuarial loss	20	19	4	8
Settlement/curtailment (gain)/loss (a)	(63)	1	—	—
Net periodic benefit cost	$(1)	$67	$16	$20

(a) In January 2007, the Company approved amendments to its defined benefit plans in the United States effective July 1, 2007, which provide that active participants will immediately vest in their accrued benefits, but no longer accrue future benefits other than interest credits under the plans. As a result of this action, there was a net reduction in the projected benefit obligation of $91 million and a related curtailment gain of $63 million ($39 million after-tax), at the time of the plan amendment. In combination with these changes, the Company has modified the existing defined contribution plan in the United States to provide for greater Company contributions to employees who were employed by the Company at March 31, 2007.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Earnings per Common Share (EPS)

Basic EPS is computed using the average actual shares outstanding during the period.  Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares.  The computations of basic and diluted EPS are as follows:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)		2007	2006	2007	2006
Numerator:
Income from continuing operations		$1,062	$972	$2,127	$1,848
Loss from discontinued operations, net of tax		(5)	(27)	(13)	(30)
Net income		$1,057	$945	$2,114	$1,818

Denominator:
Basic:	Weighted-average shares outstanding during the period	1,179	1,217	1,183	1,224
Add:	Dilutive effect of stock options, restricted stock awards and other dilutive securities	24	25	24	26
Diluted		1,203	1,242	1,207	1,250

Basic EPS:
Income from continuing operations		$0.90	$0.80	$1.80	$1.51
Loss from discontinued operations		—	(0.02)	(0.01)	(0.02)
Net income		$0.90	$0.78	$1.79	$1.49

Diluted EPS:
Income from continuing operations		$0.88	$0.78	$1.76	$1.48
Loss from discontinued operations		—	(0.02)	(0.01)	(0.03)
Net income		$0.88	$0.76	$1.75	$1.45

For the three months ended June 30, 2007 and 2006, the dilutive effect of unexercised stock options excludes 9 million and 6 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.  Similarly, the number of these excluded stock options for the six months ended June 30, 2007 and 2006, was 8 million and 6 million, respectively. See Notes 8 and 18 to the Consolidated Financial Statements in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2006, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising three reportable operating segments: U.S. Card Services (USCS), International Card & Global Commercial Services (ICGCS), and Global Network & Merchant Services (GNMS). During 2006, the Company completed the sales of its card and merchant-related activities in Brazil, Malaysia, and Indonesia, which were included in ICGCS prior to the sales. The Company will continue to maintain its presence in the card and merchant-related businesses within Brazil, Malaysia, and Indonesia through its Global Network Services arrangements, which are reflected in the GNMS segment.

The following table presents certain operating segment information, which reflects the modifications made effective in the first quarter of 2007 as discussed in Note 1:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2007	2006	2007	2006
Revenues, excluding interest income:
USCS	$2,921	$2,760	$5,753	$5,339
ICGCS	2,051	1,980	3,948	3,791
GNMS	886	762	1,686	1,446
Corporate & Other, including adjustments and eliminations	269	235	510	489
Total	$6,127	$5,737	$11,897	$11,065

Interest income:
USCS	$1,232	$814	$2,326	$1,489
ICGCS	431	353	808	698
GNMS	1	3	1	4
Corporate & Other, including adjustments and eliminations	408	378	798	749
Total	$2,072	$1,548	$3,933	$2,940

Interest expense:
USCS	$593	$404	$1,155	$760
ICGCS	323	250	601	472
GNMS	(79)	(74)	(156)	(137)
Corporate & Other, including adjustments and eliminations	232	163	432	315
Total	$1,069	$743	$2,032	$1,410

Revenues net of interest expense:
USCS	$3,560	$3,170	$6,924	$6,068
ICGCS	2,159	2,083	4,155	4,017
GNMS	966	839	1,843	1,587
Corporate & Other, including adjustments and eliminations	445	450	876	923
Total	$7,130	$6,542	$13,798	$12,595

Income (Loss) from continuing operations:
USCS	$580	$594	$1,224	$1,121
ICGCS	277	227	512	370
GNMS	266	200	502	366
Corporate & Other	(61)	(49)	(111)	(9)
Total	$1,062	$972	$2,127	$1,848

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Restructuring Charges

During the three months ended June 30, 2007, the Company recorded restructuring charges related to the Company’s corporate travel and prepaid services businesses. During the six months ended June 30, 2007, the Company recorded restructuring charges related to the Company’s technology, prepaid services, and corporate travel areas. The charges related to severance obligations are included in human resources. Other exit costs are included in occupancy and equipment, professional services, and other expenses in the Company’s Consolidated Statements of Income. Cash payments related to remaining restructuring liabilities are expected to be completed by the end of the fourth quarter of 2009, except for certain lease obligations which will continue until their expiration in 2012.

The following table summarizes by category the Company’s restructuring charge activity for each of the Company’s reportable operating segments:

Six Months Ended June 30, 2007

	Liability balance at December 31, 2006			Restructuring charges,net of reversals			Cash paid			Other-non-cash(b)			Liability balance at June 30, 2007
(Millions)	Severance	Other	Total	Severance(a)	Other	Total	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total

USCS	$16	$—	$16	$8	$5	$13	$(4)	$—	$(4)	$—	$(5)	$(5)	$20	$—	$20
ICGCS	40	4	44	13	—	13	(19)	(1)	(20)	—	—	—	34	3	37
GNMS	7	—	7	2	1	3	(2)	—	(2)	—	—	—	7	1	8
Corporate & Other	26	—	26	(4)	7	3	(7)	—	(7)	(1)	(2)	(3)	14	5	19
Total	$89	$4	$93	$19	$13	$32	$(32)	$(1)	$(33)	$(1)	$(7)	$(8)	$75	$9	$84

Three Months Ended June 30, 2007

	Liability balance at March 31, 2007			Restructuring charges, net of reversals			Cash paid			Other-non-cash			Liability balance at June 30, 2007
(Millions)	Severance	Other	Total	Severance(a)	Other	Total	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total

USCS	$24	$—	$24	$—	$—	$—	$(4)	$—	$(4)	$—	$—	$—	$20	$—	$20
ICGCS	38	3	41	6	—	6	(10)	—	(10)	—	—	—	34	3	37
GNMS	9	—	9	—	1	1	(2)	—	(2)	—	—	—	7	1	8
Corporate & Other	20	2	22	(3)	3	—	(3)	—	(3)	—	—	—	14	5	19
Total	$91	$5	$96	$3	$4	$7	$(19)	$—	$(19)	$—	$—	$—	$75	$9	$84

(a)         Reversals of $4 million in Corporate & Other were recorded for the three months ended June 30, 2007, and $2 million in USCS, $2 million in ICGCS, $1 million in GNMS and $6 million in Corporate & Other were recorded for the six months ended June 30, 2007, primarily due to a greater portion of impacted employees finding other opportunities with the Company than was originally anticipated.

(b)   Represents primarily asset write-downs.

The Company makes decisions on restructuring initiatives as the economic environment dictates. As of June 30, 2007, the total expenses to be incurred for previously approved restructuring activities that were in-progress are not expected to be materially different than the cumulative expenses incurred to date for these programs. The amounts in the table below relate to the in-progress restructuring programs initiated at various dates between the fourth quarter of 2004 and the second quarter of 2007.

Cumulative Restructuring Expense Incurred To Date on In-Progress Restructuring Programs

(Millions)	Severance	Other	Total
USCS	$25	$4	$29
ICGCS	164	31	195
GNMS	10	1	11
Corporate & Other	100	20	120
Total	$299	$56	$355

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.              Income Taxes

The Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $127 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, the Company’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $1.1 billion, exclusive of interest and penalties described below. Included in the $1.1 billion are approximately $636 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. There have been no significant changes in the Company’s unrecognized tax benefits as of June 30, 2007.

The Company’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, the Company had $222 million ($153 million after-tax) accrued for the payment of interest and penalties. There have been no significant changes in the Company’s accrual for the payment of interest and penalties as of June 30, 2007.

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company is currently under examination by the IRS for the years 1997 – 2004.

Given the inherent complexities of the business and that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability. It is reasonably possible that the unrecognized tax benefits will significantly increase or decrease within the next twelve months. Due to the inherent complexities and the number of tax years currently under examination, it is not possible to quantify the impact such changes may have on the effective tax rate.

The following table summarizes the Company’s effective tax rate:

	Three Months Ended June 30, 2007(a)	Six Months Ended June 30, 2007(a)	Full Year 2006
Effective tax rate	26%	30%	30%

(a) The effective tax rate for the three and six months ended June 30, 2007, reflected a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income. The impact of the tax benefit on the effective tax rate for the six months ended June 30, 2007, was partially offset by the income tax impact of the regulatory and legal exposure reserve established primarily at American Express Bank International.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       Contingencies

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

11.       Subsequent Event

On August 6, 2007, American Express Bank International (AEBI), a subsidiary of American Express Bank Ltd.(AEBL), entered into a settlement with the Department of Justice (DOJ), the Federal Reserve, and the Financial Crimes Enforcement Network (FinCEN), relating to violations by AEBI of the anti-money laundering (AML) requirements of the Bank Secrecy Act. An additional finding by FinCEN that the Company’s wholly-owned subsidiary, American Express Travel Related Services Company, Inc. (TRS), violated the suspicious transaction reporting requirements of the Bank Secrecy Act was also settled. The total amount in settlement of these matters was $65 million (of which $5 million was attributable to the TRS activities) for which the Company was fully reserved as of June 30, 2007.

Also on August 6, 2007, AEBL entered into a Written Agreement with the New York State Banking Department, the primary regulator of AEBL, under which AEBL has agreed to implement certain enhancements and remedial measures to its AML compliance program. There is no monetary fine or penalty associated with this agreement.

The Company has also committed to its consolidated supervisor, the Office of Thrift Supervision, that it will complete its efforts to develop and implement an enterprise wide AML compliance program.

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

The Company believes that its “spend-centric” business model (which focuses on generating revenues primarily by driving spending on its cards and secondarily by finance charges and fees) has significant competitive advantages. Average spending per cardmember, which is substantially higher than the Company’s competitors’, represents greater value to merchants in the form of loyal customers and higher sales. This gives the Company the ability overall to earn a premium discount rate and invest in greater value-added services for merchants and cardmembers. As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards and other incentives to cardmembers, which in turn create an incentive to spend more on their cards.

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

Overall, it is management’s priority to increase shareholder value over the moderate to long term by achieving the following long-term financial targets, on average and over time:

•                  Revenues net of interest expense growth of at least 8 percent;

•                  Earnings per share growth of 12 to 15 percent; and

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

As discussed in the Company’s Form 10-Q for the period ended March 31, 2007, the Travelers Cheque and Prepaid Services business and international banking businesses currently included in the Corporate & Other segment were previously included in the U.S. Card Services and International Card & Global Commercial Services segments, respectively, prior to the reportable operating segment modifications made effective in the first quarter of 2007. The financial data for all periods included herein reflect these modifications. For additional information regarding the nature of the Company’s discussions with the U.S. Securities and Exchange Commission (SEC), see “Item 1A. Risk Factors” and “Item 1B. Unresolved Staff Comments” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

During the second quarter of 2007, the Company announced organizational changes effective July 1, 2007, which reflect a reorganization of the Company into two distinct customer-focused groups: Global Consumer Group and Global Business-to-Business Group. The Company is reviewing the impact of these changes on its reportable operating segment disclosures, and expects financial disclosures to reflect these organizational changes in the third quarter of 2007.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below.

American Express Company

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business(a):
United States	$115.7	$102.5	$221.1	$195.4
Outside the United States	45.4	38.0	86.2	72.3
Total	$161.1	$140.5	$307.3	$267.7
Total cards-in-force (millions)(b):
United States	50.5	45.4	50.5	45.4
Outside the United States	31.7	29.0	31.7	29.0
Total	82.2	74.4	82.2	74.4
Basic cards-in-force (millions)(b):
United States	39.2	34.8	39.2	34.8
Outside the United States	27.0	24.1	27.0	24.1
Total	66.2	58.9	66.2	58.9

Average discount rate(c)	2.57%	2.57%	2.57%	2.57%
Average basic cardmember spending (dollars)(d)	$3,049	$2,821	$5,868	$5,437
Average fee per card (dollars)(d)	$36	$34	$35	$34

(a) Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b) Total cards-in-force represents the number of cards that are issued and outstanding. Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary basic cards-in-force includes all cards that are issued and outstanding under network partnership agreements.

(c)  Computed as follows:  Discount revenue from all card spending (proprietary and Global Network Services) at merchants divided by all billed business (proprietary and Global Network Services) generating discount revenue at such merchants. Only merchants acquired by the Company are included in the computation.

(d) Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees excluding the amortization of deferred direct acquisition costs.

Selected Statistical Information (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Worldwide cardmember receivables:
Total receivables	$38.4	$34.7	$38.4	$34.7
90 days past due as a % of total	2.7%	2.8%	2.7%	2.8%
Loss reserves (millions):	$981	$948	$981	$948
% of receivables	2.6%	2.7%	2.6%	2.7%
% of 90 days past due	95%	98%	95%	98%
Net loss ratio as a % of charge volume	0.24%	0.24%	0.23%	0.21%
Worldwide cardmember lending – owned basis(a):
Total loans	$48.3	$36.3	$48.3	$36.3
30 days past due loans as a % of total	2.8%	2.7%	2.8%	2.7%
Loss reserves (millions):
Beginning balance	$1,271	$1,053	$1,171	$996
Provision	606	376	1,148	675
Net write offs	(473)	(331)	(912)	(601)
Other	13	(12)	10	16
Ending balance	$1,417	$1,086	$1,417	$1,086
% of loans	2.9%	3.0%	2.9%	3.0%
% of past due	106%	113%	106%	113%
Average loans	$45.6	$35.2	$44.3	$34.0
Net write-off rate	4.1%	3.8%	4.1%	3.5%
Net finance revenue(b)/average loans	9.5%	9.4%	9.4%	9.0%
Worldwide cardmember lending – managed basis(c):
Total loans	$68.6	$56.5	$68.6	$56.5
30 days past due loans as a % of total	2.6%	2.5%	2.6%	2.5%
Loss reserves (millions):
Beginning balance	$1,787	$1,554	$1,622	$1,469
Provision	780	478	1,577	871
Net write offs	(662)	(474)	(1,290)	(878)
Other	12	(12)	8	84
Ending balance	$1,917	$1,546	$1,917	$1,546
% of loans	2.8%	2.7%	2.8%	2.7%
% of past due	106%	110%	106%	110%
Average loans	$65.9	$55.3	$64.6	$54.6
Net write-off rate	4.0%	3.4%	4.0%	3.2%
Net finance revenue(b)/average loans	9.3%	9.4%	9.4%	9.1%

(a)   “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(b) Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

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

Consolidated Results of Operations for the Three Months Ended June 30, 2007 and 2006

The Company’s consolidated income from continuing operations for the three months ended June 30, 2007, rose 9 percent to $1.1 billion as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations rose 13 percent to $0.88.

The Company’s consolidated net income increased 12 percent to $1.1 billion and diluted EPS increased 16 percent to $0.88. Net income included a loss from discontinued operations of $5 million and $27 million for the three month periods ended June 30, 2007 and 2006, respectively. On a trailing 12-month basis, ROE was 38 percent, up from 30 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased the growth rates of revenues net of interest expense, total expenses, and provisions for losses and benefits by approximately 2 percent for the three months ended June 30, 2007.

Results from continuing operations for the three months ended June 30, 2007 included:

•                  A $65 million tax benefit from the Internal Revenue Service (IRS) related to the treatment of prior years’ card fee income, and in light of this benefit,

•                  An increase to marketing and promotion expenditures of $68 million ($42 million after-tax) above the level planned for the quarter.

Results from continuing operations for the three months ended June 30, 2006 included:

•                  A $144 million ($131 million after-tax) gain related to the sale of the Company’s card and merchant-related activities in Brazil; and

•                  A $62 million ($40 million after-tax) charge associated with certain adjustments made to the Membership Rewards reserve model outside the United States.

Also included in the three months ended June 30, 2007 and 2006, was $8 million ($5 million after-tax) and $53 million ($34 million after-tax) of reengineering costs, respectively.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $7.1 billion, up 9 percent from $6.5 billion in the same period a year ago. Revenues net of interest expense increased due to higher interest income and greater discount revenues, partially offset by increased interest expense, lower securitization income, net, and decreased net card fees.

Discount revenue rose 11 percent to $3.7 billion as a result of a 15 percent increase in worldwide billed business. The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to Global Network Services (GNS) where the Company shares the discount revenue with third-party issuing partners, and higher cash-back rewards costs. The average discount rate was 2.57 percent for both the three month periods ended June 30, 2007 and 2006. Selective repricing initiatives, continued changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 62 percent increase in billed business related to GNS.

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

The table below summarizes selected statistics for which increases during the three months ended June 30, 2007, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	15%	13%
Average spending per proprietary basic card	8	6
Basic cards-in-force	12
United States (a):
Billed business	13
Average spending per proprietary basic card	4
Basic cards-in-force	13
Proprietary consumer card billed business (b)	12
Proprietary small business billed business (b)	15
Proprietary Corporate Services billed business (c)	10
Outside the United States (a):
Billed business	19	13
Average spending per proprietary basic card	17	10
Basic cards-in-force	12
Proprietary consumer and small business billed business (c)	9	3
Proprietary Corporate Services billed business (c)	18	10

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in the International Card & Global Commercial Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected double-digit proprietary growth in Canada, high single-digit growth in Europe and Asia Pacific, and a decline in Latin America. Assuming no changes in foreign exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia during 2006, Latin America exhibited double-digit proprietary growth, Asia Pacific increased at a high single-digit rate, and total proprietary growth outside the United States was 10 percent.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued favorable average customer retention levels. In the U.S. and non-U.S. businesses, 1.2 million and 1.1 million cards were added during the three months ended June 30, 2007, respectively.

Net card fees decreased 6 percent to $500 million as the benefit of card growth was offset by the reclassification of certain card acquisition-related costs, beginning July 1, 2006, from other operating expenses to a reduction in net card fees.

Securitization income, net decreased 11 percent to $332 million as an increase in write-offs and greater interest expense, due to a higher coupon rate paid to certificate holders, was partially offset by a higher trust portfolio yield and an increase in the average balance of securitized loans.

Interest income rose 34 percent to $2.1 billion, reflecting an increase in cardmember lending finance revenue, higher other interest income, and growth in international banking interest income. Cardmember lending finance revenue grew 38 percent due to a 30 percent increase in average worldwide cardmember lending balances, primarily reflecting spending growth on lending products and new cardmembers acquired, as well as a higher portfolio yield. Other interest income increased 41 percent primarily due to higher interest income on the Company’s loan to Delta Air Lines (Delta) that was on non-accrual status last year and was repaid in April 2007 ahead of its scheduled maturity. International banking interest income rose 12 percent reflecting higher volumes and interest rates.

Interest expense increased 44 percent to $1.1 billion, reflecting a 56 percent increase in cardmember lending interest expense and a 35 percent increase for charge card and other interest expense due to increased debt funding levels in support of growth in loan and receivable balances, respectively, and higher effective costs of funds. Increased interest expense also reflected a 45 percent increase in international banking resulting from higher volumes and interest rates.

Expenses

Consolidated expenses were $4.7 billion, up 7 percent from $4.4 billion for the same period in 2006. The increase in the three months ended June 30, 2007, was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, greater other expenses, increased human resources expenses, and higher professional services expenses. Consolidated expenses for the three months ended June 30, 2007 and 2006, also included $8 million and $53 million, respectively, of reengineering costs related to restructuring efforts primarily within the Company’s corporate travel and prepaid services businesses during the three months ended June 30, 2007, and the Company’s international operations, corporate travel, and finance areas during the three months ended June 30, 2006.

Marketing, promotion, rewards and cardmember services expenses increased 9 percent to $1.8 billion compared to a year ago, due to higher volume-related rewards costs, and greater marketing and promotion costs. The marketing and promotion costs in 2007 reflected the $68 million of increased expenditures discussed previously. The three months ended June 30, 2006, included the $62 million charge associated with certain adjustments made to the Membership Rewards reserve model outside the United States.

Human resources expenses increased 4 percent to $1.3 billion due to merit increases and larger benefit and incentive costs, partially offset by lower severance-related costs. Reengineering costs for the three months ended June 30, 2007 and 2006, included $2 million, net of reversals of $1 million, and $33 million, respectively, of severance, of which $3 million and $33 million, respectively, was restructuring-related.

Professional services expenses rose 6 percent to $698 million reflecting higher technology-related costs and legal fees.

Other expenses increased 20 percent to $345 million. Excluding the $144 million pretax gain related to the sale of the Company’s card and merchant-related activities in Brazil during the three months ended June 30, 2006, as well as the reclassification of certain card-acquisition costs to card fee revenue beginning July 1, 2006, underlying expenses were relatively flat. Reengineering costs for the three months ended June 30, 2007 and 2006, included $6 million and $20 million, respectively, of non-severance exit costs, of which $4 million and $2 million, respectively, was restructuring-related.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased 36 percent over last year to $993 million, reflecting increases in the cardmember lending and charge card provisions.

Charge card provision for losses increased 21 percent to $233 million due to higher business volumes and moderately higher loss rates.

Cardmember lending provision for losses increased 57 percent to $638 million due to increased loan volumes and higher write-off and delinquency rates, which rose from the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation.

Income Taxes

The effective tax rate was 26 percent and 33 percent for the three months ended June 30, 2007 and 2006, respectively. The effective tax rate for the three months ended June 30, 2007, included a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income. The effective tax rate for the three months ended June 30, 2006, reflected higher tax expense related to uncertainty regarding the Company’s ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries offset by a relatively low effective rate on the sale of the Company’s card and merchant-related activities in Brazil.

Discontinued Operations

Loss from discontinued operations, net of tax, for the three months ended June 30, 2007 and 2006, was $5 million and $27 million, respectively, primarily related to the Tax and Business Services (TBS) business and the international banking activities in Brazil, respectively, sold in previous years.

Consolidated Results of Operations for the Six Months Ended June 30, 2007 and 2006

The Company’s consolidated income from continuing operations for the six months ended June 30, 2007, rose 15 percent to $2.1 billion as compared to the same period a year ago, and diluted EPS from continuing operations rose 19 percent to $1.76.

The Company’s consolidated net income increased 16 percent to $2.1 billion and diluted EPS increased 21 percent to $1.75. Net income included a loss from discontinued operations of $13 million and $30 million for the six month periods ended June 30, 2007 and 2006, respectively.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased revenues net of interest expense growth by approximately 1 percent, and increased the growth rate of both total expenses and provisions for losses and benefits by approximately 2 percent for the six months ended June 30, 2007.

As discussed below, results from continuing operations for the six months ended June 30, 2007, included a tax benefit from the IRS related to the treatment of prior years’ card fee income. Results for this period also included gains related to the initial adoption of Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants. These items were partially offset during the period by a charge related to a reserve established for regulatory and legal exposure primarily at American Express Bank International (AEBI), a subsidiary of American Express Bank Ltd.

Results from continuing operations for the six months ended June 30, 2006, included gains related to the sales of the Company’s card and merchant-related activities in Brazil and investment in Egyptian American Bank (EAB). These items were partially offset by charges associated with certain adjustments made to the Membership Rewards reserve model in the United States and outside the United States, a reduction in cardmember lending finance revenue and securitization income, net related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers. In addition, results from continuing operations for the six month period ended June 30, 2006, included higher provisions for credit losses in Taiwan due primarily to the impact of industry-wide credit issues within the market, which were more than offset by the favorable impact from lower early credit write offs related to the October 2005 bankruptcy legislation in the United States, and lower than expected costs related to Hurricane Katrina that had been provided for in 2005.

Also included in the six months ended June 30, 2007 and 2006, was $40 million ($26 million after-tax) and $78 million ($50 million after-tax), respectively, of reengineering costs.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $13.8 billion, up 10 percent from $12.6 billion in the same period a year ago. Revenues net of interest expense increased due to higher interest income, greater discount revenues and increased securitization income, net, partially offset by increased interest expense and lower net card fees.

Discount revenue rose 12 percent to $7.0 billion as a result of a 15 percent increase in worldwide billed business. The slower growth in discount revenue compared to billed business growth reflects the relatively faster growth in billed business related to GNS where the Company shares the discount revenue with third-party issuing partners, and higher cash-back rewards costs. The average discount rate was 2.57 percent for both the six month periods ended June 30, 2007 and 2006. Selective repricing initiatives, continued changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 61 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 13 percent and 19 percent, respectively, due to an increase in average spending per proprietary basic card and growth in basic cards-in-force. The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the six months ended June 30, 2007, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	15%	13%
Average spending per proprietary basic card	8	6
Basic cards-in-force	12
United States (a):
Billed business	13
Average spending per proprietary basic card	4
Basic cards-in-force	13
Proprietary consumer card billed business (b)	12
Proprietary small business billed business (b)	15
Proprietary Corporate Services billed business (c)	10
Outside the United States (a):
Billed business	19	13
Average spending per proprietary basic card	17	10
Basic cards-in-force	12
Proprietary consumer and small business billed business (c)	9	4
Proprietary Corporate Services billed business (c)	18	11

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in the International Card & Global Commercial Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected double-digit proprietary growth in Europe and Canada, high single-digit growth in Asia Pacific, and a decline in Latin America. Assuming no changes in foreign exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia during 2006, Latin America exhibited double-digit proprietary growth, Asia Pacific increased at a high single-digit rate and total proprietary growth outside the United States was 11 percent.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued favorable average customer retention levels. In the U.S. and non-U.S. businesses, 2.4 million and 1.8 million cards were added during the six months ended June 30, 2007, respectively.

Net card fees decreased 7 percent to $984 million as the benefit of card growth was offset by the reclassification of certain card acquisition-related costs, beginning July 1, 2006, from other operating expenses to a reduction in net card fees.

Securitization income, net increased 4 percent to $789 million due to the $80 million gain from the initial adoption of SFAS No. 155, a higher trust portfolio yield, and a negative impact a year ago from higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers. These favorable impacts were partially offset by an increase in write offs, greater interest expense due to a higher coupon rate paid to certificate holders, and a lower average balance of securitized loans.

Interest income rose 34 percent to $3.9 billion, reflecting an increase in cardmember lending finance revenue and higher other interest income. Cardmember lending finance revenue grew 41 percent, reflecting a 30 percent increase in average worldwide cardmember lending balances, primarily reflecting spending growth on lending products and new cardmembers acquired, as well as a higher portfolio yield. The increase also includes a $43 million negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the six months ended June 30, 2006. Other interest income increased 32 percent primarily due to higher interest income on the Company’s loan to Delta as previously discussed.

Interest expense increased 44 percent to $2.0 billion, reflecting a 56 percent increase in cardmember lending interest expense and a 35 percent increase for charge card and other interest expense due to increased debt funding levels in support of growth in loan and receivable balances, respectively, and higher effective costs of funds, and a 44 percent increase in international banking resulting from higher volumes and interest rates.

Expenses

Consolidated expenses were $8.9 billion, up 6 percent from $8.4 billion for the same period in 2006. The increase in the six months ended June 30, 2007, was primarily driven by higher other expenses, greater professional services expenses, increased marketing, promotion, rewards and cardmember services expenses, and higher human resources expenses. Consolidated expenses for the six months ended June 30, 2007 and 2006, also included $40 million and $78 million, respectively, of reengineering costs related to restructuring efforts primarily within the Company’s technology, prepaid services, and corporate travel areas in 2007, and the international operations, corporate travel, and prepaid services areas in 2006.

Marketing, promotion, rewards and cardmember services expenses increased 3 percent to $3.3 billion compared to a year ago, due to higher volume-related rewards costs, partially offset by lower marketing and promotion costs. The six months ended June 30, 2006, included $174 million of charges associated with certain adjustments made to the Membership Rewards reserve model in the United States and outside the United States.

Human resources expenses increased 4 percent to $2.6 billion due to merit increases and larger incentive costs, partially offset by the $63 million pension-related gain previously discussed and lower severance-related costs. Reengineering costs for the six months ended June 30, 2007 and 2006, included $24 million and $44 million, respectively, of severance, of which $19 million and $44 million, respectively, was restructuring-related.

Professional services expenses rose 9 percent to $1.3 billion primarily reflecting higher technology-related costs and legal fees.

Other expenses increased 23 percent to $694 million. Excluding the $144 million gain related to the sale of the Company’s card and merchant-related activities in Brazil and the $88 million gain from the sale of an investment in EAB during the six months ended June 30, 2006, the reclassification of certain card-acquisition costs to card fee revenue beginning July 1, 2006, and the charge related to the regulatory and legal reserve established during the six months ended June 30, 2007, underlying expenses were relatively flat. Reengineering costs for the six months ended June 30, 2007 and 2006, included $16 million and $34 million, respectively, of non-severance exit costs, of which $13 million and $9 million, respectively, was restructuring-related.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased 33 percent over last year to $1.9 billion, reflecting an increase in the cardmember lending provision, partially offset by a reduction in the international banking and other provision (including investment certificates).

Cardmember lending provision for losses increased 67 percent to $1.2 billion due to increased loan volumes and higher write-off and delinquency rates, which rose from the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation, partially offset by lower provisions in Taiwan.

International banking and other provision for losses and benefits decreased 24 percent to $205 million driven by a reduction in merchant-related reserves primarily attributable to the Company’s relationship with airlines, lower provisions related to Taiwan, and lower investment certificate provisions.

Income Taxes

The effective tax rate was 30 percent and 33 percent for the six months ended June 30, 2007 and 2006, respectively. The effective tax rate for the six months ended June 30, 2007, included a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income substantially offset by the impact of the regulatory and legal exposure reserve established primarily at AEBI. The effective tax rate for the six months ended June 30, 2006, reflected a relatively high effective tax rate applicable to the gain on the sale of the Company’s investment in EAB, a relatively low effective tax rate benefit on credit losses in Taiwan and higher tax expense due to uncertainty regarding the Company’s ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries. These items were offset by a relatively low effective rate on the sale of the Company’s card and merchant-related activities in Brazil.

Discontinued Operations

Loss from discontinued operations, net of tax, for the six months ended June 30, 2007 and 2006, was $13 million and $30 million, respectively, primarily related to TBS and the international banking activities in Brazil, respectively, sold in previous years.

Outlook

Going forward, the Company recognizes the need to continue to respond to competitive pressures within the marketplace and challenges within the economic environment. In particular, the Company has economically hedged a substantially smaller percentage of its expected interest rate exposure for 2007 and beyond, as compared to 2006. Specifically, fixed rate debt and hedges within the U.S. card business declined by $11 billion. The effective funding rate on this amount was 3.2 percent in 2006. It was replaced with funding based on short-term rates of approximately 5.3 percent, resulting in approximately $120 million of incremental interest expense during the six months ended June 30, 2007, solely related to the reduction in fixed-rate debt and hedges. Assuming interest rates remain constant, the incremental interest expense related to this funding that replaced the fixed-rate debt and hedges over the next two quarters compared to 2006 will be approximately $130 million. Within the portion of the Company’s remaining unhedged debt, if interest rates stay constant, the Company does not expect incremental interest expense in the second half of 2007 on such remaining unhedged debt, as current market interest rates are generally consistent with rates in effect during the second half of last year.

Similar to most U.S. financial institutions, the Company experienced unusually low write-off rates in 2006 due to the change in U.S. bankruptcy laws in late 2005. As a result, the Company’s results for the first six months of 2007 show an unfavorable comparison to 2006. The favorable impact of the low write-off rates on the prior year results was more significant during the first half of 2006.

The Company is focused on meeting the above-mentioned and other challenges in 2007 and beyond by carefully prioritizing its investments in growth opportunities, by focusing on reengineering activities to control operating expense growth, and by efficiently allocating capital.

Consolidated Liquidity and Capital Resources

Capital Strategy

The Company believes allocating capital to growing businesses with a return on risk-adjusted equity in excess of its cost of capital will generate shareholder value. The Company retains sufficient earnings and other capital generated to satisfy growth objectives and, to the extent capital exceeds business needs, returns excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 33 to 36 percent ROE and at least 8 percent growth in revenues net of interest expense, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the six months ended June 30, 2007, the Company paid $359 million in dividends and continued share repurchases as discussed below. Including share repurchases and dividends, during the three and six months ended June 30, 2007, the Company returned approximately 81 percent and 85 percent, respectively, of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 70 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the six months ended June 30, 2007, the Company purchased 31 million common shares at an average price of $60.26. There are approximately 134 million shares remaining at June 30, 2007, under authorizations to repurchase shares approved by the Company’s Board of Directors. For additional information regarding the Company’s share repurchases during the three months ended June 30, 2007, see Item 2(c) in Part II below.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the six months ended June 30, 2007 and 2006, primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities for the six months ended June 30, 2007. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include the funding of cardmember loans and receivables and the Company’s Available-for-Sale investment portfolio.

For the six months ended June 30, 2007 and 2006, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans.

Cash Flows from Financing Activities

The Company’s financing activities primarily include the issuance of debt and taking customer deposits in addition to sales of investment certificates. The Company also regularly repurchases its common shares.

For the six months ended June 30, 2007 and 2006, net cash was provided by financing activities primarily due to a net increase in debt, partially offset by a net decrease in customers’ deposits and share repurchase activity.

Financing Activities

The Company’s funding needs are met primarily through the issuances of commercial paper, bank notes, customer deposits, medium-term notes, senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, and credit lines. In total, for the Company, short-term debt at June 30, 2007, increased $640 million from December 31, 2006, due to an increase in commercial paper issued through American Express Credit Corporation (Credco), offset by a decrease in bank notes. Long-term debt at June 30, 2007, increased $7.1 billion from December 31, 2006, primarily as a result of the increase in medium-term notes.

At June 30, 2007, the Parent Company had an unspecified amount of debt and equity securities, and Credco, a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of the Parent Company, had an unspecified amount of debt, available for issuance under shelf registrations filed with the SEC. In addition, TRS, American Express Centurion Bank, a wholly-owned subsidiary of TRS, American Express Bank, FSB, a wholly-owned subsidiary of TRS, Credco, American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco, and American Express Bank Ltd. have established a program for the issuance outside the United States of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $10.0 billion. At June 30, 2007, $4.6 billion was outstanding under this program.

At June 30, 2007, the Company maintained committed bank lines of credit totaling $11.9 billion, of which $3.0 billion was outstanding. Credco has the right to borrow a maximum amount of $11.1 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper. This program is supported by the $1.2 billion of committed bank facility available to the Company, which expires in 2010. There was no Parent Company commercial paper outstanding during the six months ended June 30, 2007, and no borrowings have been made under its bank credit facility.

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

Consolidation in the airline industry continues to be a possibility, both in the United States and internationally. While the Company would not expect its merchant relationships to change in the event of consolidation, it is possible that the Company’s co-brand relationships might be affected if one of the Company’s partners merged with an airline that had a different co-brand partner.

As part of Delta’s decision to file for protection under Chapter 11 of the Bankruptcy Code during 2005, the Company lent funds to Delta as part of Delta’s post-petition, debtor-in-possession financing under the Bankruptcy Code. At March 31, 2007, the remaining principal balance was $115 million. Delta received final approval for its reorganization plan and emerged from bankruptcy on April 30, 2007, and repaid the entire principal balance outstanding. As previously disclosed, American Express’ Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10 percent of the Company’s worldwide billed business and less than 15 percent of worldwide managed lending receivables.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, net card fees and other	$2,642	$2,388	$5,056	$4,582
Cardmember lending finance revenue	1,179	814	2,234	1,488
Securitization income:
Excess spread, net (excluding servicing fees)(a)	218	261	557	530
Servicing fees	101	100	203	206
Gains on sales from securitizations(b)	13	11	29	22
Securitization income, net	332	372	789	758
Total revenues	4,153	3,574	8,079	6,828
Interest expense
Cardmember lending	363	215	676	409
Charge card and other	230	189	479	351
Revenues net of interest expense	3,560	3,170	6,924	6,068
Expenses
Marketing, promotion, rewards and cardmember services	1,266	1,088	2,210	2,108
Human resources and other operating expenses	827	797	1,635	1,546
Total	2,093	1,885	3,845	3,654
Provisions for losses	640	346	1,221	653
Pretax segment income	827	939	1,858	1,761
Income tax provision	247	345	634	640
Segment income	$580	$594	$1,224	$1,121

(a) Excess spread is the net positive cash flow from interest and fee collections allocated to the investor’s interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Also included are the previously mentioned $80 million gain related to the remeasurement of the interest-only (I/O) strip assets upon the adoption of SFAS No. 155 and the changes in the fair value of the I/O strip asset during the six months ended June 30, 2007. The six months ended June 30, 2006, included a $32 million reduction related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

(b) Excludes $32 million and $(46) million for the three months ended June 30, 2007, and $35 million and $(47) million for the three months ended June 30, 2006, of impact from cardmember loan sales and maturities, respectively, reflected in provisions for losses. Excludes $67 million and $(66) million for the six months ended June 30, 2007, and $70 million and $(90) million for the six months ended June 30, 2006, of impact from cardmember loan sales and maturities, respectively, reflected in provisions for losses.

U.S. Card Services

Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business	$94.6	$83.9	$179.8	$159.2
Total cards-in-force (millions)	42.1	39.1	42.1	39.1
Basic cards-in-force (millions)	31.2	28.9	31.2	28.9
Average basic cardmember spending (dollars)	$3,054	$2,925	$5,858	$5,619
U.S. Consumer Travel:
Travel sales	$0.8	$0.7	$1.5	$1.2
Travel commissions and fees/sales	8.0%	8.5%	7.7%	8.4%
Total segment assets	$76.1	$62.3	$76.1	$62.3
Segment capital	$4.5	$4.4	$4.5	$4.4
Return on segment capital(a)	49.9%	44.4%	49.9%	44.4%
Cardmember receivables:
Total receivables	$19.8	$18.5	$19.8	$18.5
90 days past due as a % of total	3.6%	3.4%	3.6%	3.4%
Net loss ratio as a % of charge volume	0.30%	0.28%	0.27%	0.24%
Cardmember lending – owned basis (b):
Total loans	$38.3	$27.6	$38.3	$27.6
30 days past due loans as a % of total	2.7%	2.5%	2.7%	2.5%
Average loans	$35.9	$26.4	$34.7	$25.3
Net write-off rate	3.7%	2.9%	3.7%	2.7%
Net finance revenue(c)/average loans	9.1%	9.1%	9.0%	8.6%
Cardmember lending – managed basis (d):
Total loans	$58.6	$47.8	$58.6	$47.8
30 days past due loans as a % of total	2.6%	2.4%	2.6%	2.4%
Average loans	$56.3	$46.5	$55.0	$46.0
Net write-off rate	3.7%	2.9%	3.7%	2.7%
Net finance revenue(c)/average loans	9.0%	9.2%	9.1%	8.9%

(a)  Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)  “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(c)  Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

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

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $580 million for the three months ended June 30, 2007, a 2 percent decrease from $594 million for the same period a year ago. For the six months ended June 30,

2007, U.S. Card Services reported segment income of $1.2 billion, a 9 percent increase from $1.1 billion for the same period a year ago.

Revenues net of interest expense increased 12 percent and 14 percent for the three and six months ended June 30, 2007, respectively, due to higher cardmember lending finance revenue, increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other of $2.6 billion and $5.1 billion for the three and six months ended June 30, 2007, respectively, rose 11 percent and 10 percent from a year ago largely due to increases in billed business volumes and higher interest income on the Company’s loan to Delta as previously discussed. The 13 percent increase in billed business for both the three and six months ended June 30, 2007, reflected a 4 percent increase in average spending per proprietary basic card for both the three and six months ended June 30, 2007, and 8 percent growth in basic cards-in-force for both the three and six months ended June 30, 2007. Within the U.S. consumer business, billed business grew 12 percent and small business volumes rose 15 percent during both the three and six months ended June 30, 2007, respectively. Cardmember lending finance revenue rose 45 percent and 50 percent as compared to the same period a year ago to $1.2 billion and $2.2 billion for the three and six months ended June 30, 2007, respectively, primarily due to 36 percent and 37 percent growth in the average lending balances and a higher portfolio yield, in addition to the previously mentioned negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the six months ended June 30, 2006. Cardmember lending interest expense of $363 million and $676 million for the three and six months ended June 30, 2007, respectively, increased 69 percent and 65 percent as compared to a year ago, reflecting higher debt funding levels in support of growth in loan balances and a higher effective cost of funds. Charge card and other interest expense rose 22 percent and 36 percent to $230 million and $479 million during the three and six months ended June 30, 2007, respectively, due to higher effective funding costs and debt funding levels in support of greater receivable balances.

Expenses increased 11 percent and 5 percent for the three and six months ended June 30, 2007, respectively, primarily due to higher marketing, promotion, rewards and cardmember services costs and greater human resources and other operating expenses. Expenses for the three and six months ended June 30, 2007 included $(1) million and $13 million of reengineering costs, respectively, related primarily to restructuring in technology and other business activities. There were no reengineering costs for the three and six months ended June 30, 2006.

Marketing, promotion, rewards and cardmember services expenses of $1.3 billion increased 16 percent during the three months ended June 30, 2007, due to higher reward costs and greater marketing and promotion expenses, including $47 million of the increased expenditures discussed previously. Marketing, promotion, rewards and cardmember services expenses of $2.2 billion increased 5 percent for the six months ended June 30, 2007, due to higher volume-related rewards costs, partially offset by lower marketing and promotion costs. The six months ended June 30, 2006, included a $106 million charge associated with certain adjustments to the Membership Rewards reserve model in the United States. Human resources and other operating expenses of $827 million and $1.6 billion for the three and six months ended June 30, 2007, respectively, increased 4 percent and 6 percent from a year ago. The increase was due to higher volume-related costs, which were partially offset by the reclassification to revenues of certain card acquisition-related costs beginning in the third quarter of 2006. For the six months ended June 30, 2007, human resources and other operating expenses also reflected the $36 million pension-related gain discussed previously.

Provisions for losses of $640 million and $1.2 billion for the three and six months ended June 30, 2007, respectively, increased 85 percent and 87 percent due to the impact of strong volume and loan growth and increased write offs and delinquency rates within the lending portfolio, which rose from the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation.

The effective tax rate was 30 percent and 34 percent for the three and six months ended June 30, 2007, respectively, and 37 percent and 36 percent for the three and six months ended June 30, 2006. The lower rate during the three months ended June 30, 2007, reflected the $56 million tax benefit from the IRS discussed previously.

Differences between GAAP and Managed Basis Presentation

For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included in discount revenue, net card fees and other in the U.S. Card Services Selected Financial Information), cardmember lending finance revenue, cardmember lending interest expense, and provisions for losses. On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

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

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and provisions for losses for cardmember lending. At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain on sale is reflected in securitization income, net as well as an impact to provisions for losses (credit reserves are no longer recorded for the cardmember loans once sold). Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts, in addition to changes in the fair value of I/O strips, are reflected in securitization income, net and fees and commissions. The Company also recognizes cardmember lending finance revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest). At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in provisions for losses.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs). The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,642	$2,388	$5,056	$4,582
Securitization adjustments(a)	80	44	167	92
Managed discount revenue, net card fees and other	$2,722	$2,432	$5,223	$4,674

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,179	$814	$2,234	$1,488
Securitization adjustments(a)	724	726	1,481	1,459
Managed finance revenue	$1,903	$1,540	$3,715	$2,947

Securitization income, net:
Reported for the period (GAAP)	$332	$372	$789	$758
Securitization adjustments(a)	(332)	(372)	(789)	(758)
Managed securitization income, net	$—	$—	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$363	$215	$676	$409
Securitization adjustments(a)	274	257	547	504
Managed cardmember lending interest expense	$637	$472	$1,223	$913

Provisions for losses:
Reported for the period (GAAP)	$640	$346	$1,221	$653
Securitization adjustments(a)	177	127	382	253
Managed provisions for losses	$817	$473	$1,603	$906

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

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased 12 percent as compared to the same periods a year ago to $2.7 billion and $5.2 billion for the three and six months ended June 30, 2007, respectively, largely due to increases in billed business volumes and higher other commissions and fees. In addition, the increase reflects higher interest income on the Company’s loan to Delta as previously discussed. Cardmember lending finance revenue rose 24 percent and 26 percent to $1.9 billion and $3.7 billion for the three and six months ended June 30, 2007, respectively, primarily due to 21 percent and 20 percent growth in the average managed lending balances as compared to a year ago, and a higher portfolio yield, in addition to the negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and associated payment waivers a year ago.

Cardmember lending interest expense increased 35 percent and 34 percent as compared to a year ago to $637 million and $1.2 billion for the three and six months ended June 30, 2007, respectively, due to 21 percent and 20 percent growth in average managed lending balances during the three and six months ended June 30, 2007, respectively, and a higher cost of funds.

Provisions for losses increased 73 percent and 77 percent to $817 million and $1.6 billion for the three and six months ended June 30, 2007, respectively, reflecting strong volume and loan growth and increased write offs and delinquency rates within the lending portfolio, which rose from the unusually low rates following the enactment of the October 2005 U.S. bankruptcy legislation.

International Card & Global Commercial Services

Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, net card fees and other	$2,149	$2,048	$4,113	$3,933
Cardmember lending finance revenue	333	285	643	556
Total revenues	2,482	2,333	4,756	4,489
Interest expense
Cardmember lending	120	99	229	189
Charge card and other	203	151	372	283
Revenues net of interest expense	2,159	2,083	4,155	4,017
Expenses
Marketing, promotion, rewards and cardmember services	377	408	742	748
Human resources and other operating expenses	1,211	1,104	2,327	2,246
Total	1,588	1,512	3,069	2,994
Provisions for losses	263	282	483	552
Pretax segment income	308	289	603	471
Income tax provision	31	62	91	101
Segment income	$277	$227	$512	$370

International Card & Global Commercial Services

Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business	$54.6	$49.2	$105.1	$94.4
Total cards-in-force (millions)	22.5	22.2	22.5	22.2
Basic cards-in-force (millions)	17.9	17.8	17.9	17.8
Average basic cardmember spending (dollars)	$3,052	$2,654	$5,884	$5,153

Global Corporate & International Consumer Travel
Travel sales	$5.6	$5.2	$10.6	$10.0
Travel commissions and fees/sales	7.5%	8.1%	7.6%	8.0%
Total segment assets	$41.0	$36.3	$41.0	$36.3
Segment capital	$4.1	$4.0	$4.1	$4.0
Return on segment capital(a)	23.6%	21.5%	23.6%	21.5%
Cardmember receivables:
Total receivables	$18.1	$15.8	$18.1	$15.8
90 days past due as a % of total	1.7%	2.1%	1.7%	2.1%
Net loss ratio as a % of charge volume	0.16%	0.18%	0.18%	0.17%
Cardmember lending:
Total loans	$10.0	$8.7	$10.0	$8.7
30 days past due loans as a % of total	2.9%	3.2%	2.9%	3.2%
Average loans	$9.7	$8.8	$9.6	$8.6
Net write-off rate	6.0%	6.4%	5.8%	5.9%
Net finance revenue(b)/average loans	8.9%	8.5%	8.8%	8.6%

(a)        Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)        Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

International Card & Global Commercial Services reported segment income of $277 million for the three months ended June 30, 2007, a 22 percent increase from $227 million for the same period a year ago. For the six months ended June 30, 2007, International Card & Global Commercial Services reported segment income of $512 million, a 38 percent increase from $370 million for the same period a year ago.

Revenues net of interest expense increased 4 percent and 3 percent for the three and six months ended June 30, 2007, respectively, due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $2.1 billion and $4.1 billion for the three and six months ended June 30, 2007, respectively, rose 5 percent for both periods compared to a year ago, driven primarily by the higher level of card spending and an increase in other revenues, partially offset by decreased card-related fees due to the reclassification of certain card-related acquisition costs effective July 1, 2006, as previously mentioned. For the three months ended June 30, 2007, the increase in discount revenue, net card fees and other revenues also reflected greater other commissions and fees. Growth for both the three and six months ended June 30, 2007, was also suppressed by the impact of the sales of card-related activities in Brazil, Malaysia, and Indonesia during 2006. The 11 percent increase in billed business for both the three and six months ended June 30, 2007, reflected a 15 percent and 14 percent increase in average spending per proprietary basic card, respectively, and a 1 percent increase in total cards-in-force in both periods.

For the three and six months ended June 30, 2007, assuming no changes in foreign currency exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia, billed business increased 10 percent in both periods and average spending per proprietary basic card-in-force increased 8 percent and 7 percent, respectively. All of the Company’s major geographic regions experienced high single-digit to low double-digit growth. Also adjusting for foreign currency exchange rates and last year’s sales, international consumer and small business spending rose 7 percent and 8 percent for the three and six months ended June 30, 2007, respectively, and global corporate spending rose 12 percent for both the three and six months ended June 30, 2007. Excluding the impact of 200,000 proprietary cards in Malaysia and Indonesia transferred to the Global Network & Merchant Services segment, total cards-in-force rose 2 percent.

Cardmember lending finance revenue of $333 million and $643 million for the three and six months ended June 30, 2007, respectively, rose 17 percent and 16 percent as compared to the same period a year ago, primarily due to 10 percent and 12 percent growth in average lending balances and higher portfolio yield. Charge card and other interest expense increased 34 percent and 31 percent to $203 million and $372 million for the three and six months ended June 30, 2007, respectively, and cardmember lending interest expense increased 21 percent for both periods to $120 million and $229 million for the three and six months ended June 30, 2007, respectively, due to higher debt funding levels in support of growth in loan balances and a higher effective cost of funds.

Expenses of $1.6 billion and $3.1 billion increased 5 percent and 3 percent for the three and six months ended June 30, 2007, respectively, due to higher human resources and other operating expenses, partially offset by lower marketing, promotion, rewards and cardmember services costs. Expenses for the three months and six months ended June 30, 2007, included $6 million and $18 million, respectively, of reengineering costs, related primarily to ongoing restructuring activities in the corporate travel business. Expenses for the three months and six months ended June 30, 2006, included $34 million and $52 million respectively, of reengineering costs, related to ongoing restructuring activities in the corporate travel and international operations areas.

Marketing, promotion, rewards and cardmember services expenses of $377 million and $742 million for the three and six months ended June 30, 2007, respectively, decreased 8 percent and 1 percent as compared to the same periods a year ago, reflecting lower marketing and promotion expenses, partially offset by greater volume-related rewards expenses. The three months ended June 30, 2006, included the $62 million charge associated with certain adjustments made to the Membership Rewards reserve model outside the United States. Human resources and other operating expenses increased 10 percent to $1.2 billion for the three months ended June 30, 2007, due to a $119 million gain related to the sale of the Company’s card and merchant-related activities in Brazil in 2006 and greater human resources expenses in the second quarter of 2007, which were partially offset by the previously mentioned reclassification to revenues of certain card acquisition-related costs effective July 1, 2006, and lower expenses in the second quarter of 2007, attributable to the sales of card activities in Brazil, Malaysia, and Indonesia during 2006. For the six months ended June 30, 2007, human resources and other operating expenses increased 4 percent to $2.3 billion, reflecting increases in human resources and occupancy and equipment expenses, partially offset by the previously discussed pension-related gain of $21 million during the first quarter of 2007, in addition to the sales of card activities in 2006 of Brazil, Malaysia, and Indonesia.

Provisions for losses decreased 7 percent and 13 percent to $263 million and $483 million for the three and six months ended June 30, 2007, respectively, due to lower write-off and past due rates, primarily reflecting the negative impact of industry-wide credit issues in Taiwan in 2006 as discussed previously, partially offset by higher volumes and lending balances during the current period.

The effective tax rate was 10 percent and 15 percent for the three and six months ended June 30, 2007, respectively. The effective tax rate was 21 percent for both the three and six months ended June 30, 2006.

The lower rate during the three and six months ended June 30, 2007, reflected the IRS benefit discussed previously and additional benefits primarily related to the finalization of certain 2006 tax returns.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, fees and other	$887	$765	$1,687	$1,450
Interest expense
Cardmember lending	(31)	(24)	(59)	(44)
Other	(48)	(50)	(97)	(93)
Revenues net of interest expense	966	839	1,843	1,587
Expenses
Marketing and promotion	150	140	279	275
Human resources and other operating expenses	389	370	782	711
Total	539	510	1,061	986
Provisions for losses	9	14	(10)	24
Pretax segment income	418	315	792	577
Income tax provision	152	115	290	211
Segment income	$266	$200	$502	$366

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Global Card billed business(a)	$161.1	$140.5	$307.3	$267.7
Global Network & Merchant Services:
Total segment assets	$4.3	$6.2	$4.3	$6.2
Segment capital	$1.1	$1.3	$1.1	$1.3
Return on segment capital(b)	78.0%	53.8%	78.0%	53.8%
Global Network Services:
Card billed business	$12.3	$7.6	$22.8	$14.2
Total cards-in-force (millions)(c)	17.6	13.1	17.6	13.1

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

(c)     Cards-in-force for 2006 reflect the transfer of 1.3 million proprietary cards in Brazil, and approximately 200,000 proprietary cards-in-force in Malaysia and Indonesia, from the International Card & Global Commercial Services segment during the second quarter of 2006 and the third quarter of 2006, respectively.

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Global Network & Merchant Services reported segment income of $266 million for the three months ended June 30, 2007, a 33 percent increase from $200 million for the same period a year ago. For the six month period ended June 30, 2007, Global Network & Merchant Services reported segment income of $502 million, a 37 percent increase from the same period a year ago.

Revenues net of interest expense grew 15 percent and 16 percent for the three and six months ended June 30, 2007, respectively, to $966 million and $1.8 billion, due to increased discount revenue, fees and other revenues and a higher interest expense credit that recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related fees, primarily from the 15 percent increase in global card billed business, as well as higher network partner-related revenues. The increase also reflects the completion in 2006 of independent operator agreements in Brazil, Malaysia, and Indonesia.

Expenses increased 6 percent and 8 percent to $539 million and $1.1 billion for the three and six months ended June 30, 2007, respectively, reflecting an increase in human resources and other operating expenses and higher marketing and promotion expenses.

Marketing and promotion expenses of $150 million and $279 million for the three and six months ended June 30, 2007, respectively, increased 7 percent and 1 percent as compared to the same periods a year ago, reflecting an increase in brand, merchant, and partner-related advertising costs, and $10 million of increased expenditure discussed previously. Human resources and other operating expenses of $389 million and $782 million for the three and six months ended June 30, 2007, respectively, increased 5 percent and 10 percent, reflecting greater salary and incentive costs and higher professional services expenses. The increase in human resources and other operating expenses during the six months ended June 30, 2007, was partially offset by the $5 million pension-related gain previously discussed. The three and six months ended June 30, 2007 and 2006, included a $27 million gain related to the sale of the Company’s merchant-related activities in Russia, and the $25 million gain related to the sale of the Company’s merchant-related activities in Brazil, respectively.

Provisions for losses decreased for the three and six months period ended June 30, 2007, due to a reduction in merchant-related reserves, primarily related to airlines.

The effective tax rate was 36 percent and 37 percent for the three and six month periods ended June 30, 2007, respectively. The effective tax rate was 37 percent for both three and six months ended June 30, 2006.

Corporate & Other

Results of Operations for the Three and Six Months Ended June 30, 2007 and 2006

Corporate & Other had net expense of $61 million and $111 million for the three and six months ended June 30, 2007, respectively, compared with net expense of $49 million and $9 million for the same period a year ago. The expenses reflected costs related to regulatory and legal exposures and $2 million ($1 million after-tax) of reengineering costs for the three months ended June 30, 2007, and $18 million ($11 million after-tax) of reengineering costs for the three months ended June 30, 2006.

The expense for the six months ended June 30, 2007, included the previously mentioned reserve established for regulatory and legal exposures and $6 million ($4 million after-tax) of reengineering costs. The expense for the six months ended June 30, 2006, included an $88 million ($40 million after-tax) gain related to the completion of the sale of an investment in EAB, in addition to $25 million ($15 million after-tax) of reengineering expenses.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:  the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the Company’s ability to grow its business and meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; fluctuations in interest rates, which impact the Company’s borrowing costs and return on lending products; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; the costs and integration of acquisitions; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company’s ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products and returns on the Company’s investment portfolios; bankruptcies, restructurings, consolidations or similar events affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in foreign currency exchange rates; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

ITEM 1. LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Corporate Matters

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 18, 1999 to July 17,  2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. More particularly, the Court of Appeals reversed the District Court’s ruling that two of the plaintiff’s claims in an amended complaint did not “relate back” to the original complaint and were thus time-barred under the statute of limitations period. As a result, the Court of Appeals decided that it was prudent to remand all claims back to the District Court so that plaintiffs could file a new amended complaint. Plaintiffs filed their amended complaint on January 8, 2007. The Company has filed a motion to strike the amended complaint, which is pending with the Court. The Company continues to believe that it has meritorious defenses to the action.

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action, TRS has voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank. Fact discovery that was conducted in connection with the lawsuit concluded on May 31, 2007, and the Court has set a trial date of September 9, 2008, with the interim period being devoted to discovery with respect to expert witnesses followed by motions asking the Court to resolve certain legal issues prior to trial.

In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al. was filed in the U.S. District Court for the Southern District of New York. The plaintiff alleges that when the American Express Retirement Plan (the “AXP Plan”) was amended effective July 1, 1995, to convert from a final average pay formula to a “cash balance” formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended (“ERISA”), in at least the following ways:  (i) the AXP Plan violated ERISA’s prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA’s prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA’s present value calculation rules. The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula. The plaintiff also seeks pre- and post-judgment interest and attorneys fees and expenses. The Company has filed a motion with the Court seeking to dismiss the complaint. On consent of the parties, the matter has been stayed pending a decision by the U.S. Court of Appeals for the Second Circuit in a matter captioned Hirt v. The Equitable Retirement Plan. The Company is not a party to the Hirt action, but that action presents issues similar to those pending in the Kritzman action.

U.S. Card Services and Global Merchant Services Matters

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified:  (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express’ fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and filed an interlocutory appeal (known as a petition for a writ of mandate) of the class certification order. In June 2006, the appellate court denied jurisdiction over that interlocutory appeal. American Express also appealed the denial of its motion to compel individual arbitration of all non-California class members. In July 2007, the appellate court affirmed the denial of the motion to compel arbitration. The Company’s request for a rehearing on that issue was denied by the appellate court. The Company intends to file a petition for review to the California Supreme Court. In the U.S. District Court for the Eastern District of New York a matter making related allegations to those raised in Hoffman is pending. That matter, captioned Environment Law Enforcement Systems v. American Express et al., had effectively been stayed pending the proceedings in the Hoffman action. In October 2006, the Court in the Environment Law action entered an order scheduling a pre-motion conference on American Express’ anticipated motion to compel arbitration for January 31, 2007. That date was extended to October 28, 2007, pending the decision by the California appellate court in the Hoffman matter. The Company has advised the Court in the Environment Law matter of the California appellate court’s decision in the Hoffman matter and has requested that the stay of the Environment Law matter remain in effect until October 28, 2007 to allow for further appellate review of the California decision.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5%” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.”  On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.”  The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff has filed a Notice of Appeal of that decision with the U.S. Court of Appeals for the Third Circuit.

Other Matters

As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, in recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. Compliance efforts to combat money laundering remain a high priority for the Company and its subsidiaries, including American Express Bank Ltd. (“AEBL”) and American Express Travel Related Services Company, Inc. (“TRS”), and they have increased their efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which they do business.

As previously disclosed, in early 2004, American Express Bank International (“AEBI”), a subsidiary of AEBL headquartered in Miami, received subpoenas from the Department of Justice (“DOJ”) relating to certain customer accounts and anti-money laundering (“AML”) compliance programs. In September 2006, the DOJ informed AEBI of concerns relating to its AML compliance program. In addition, in 2007, the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the Financial Crimes Enforcement Network (“FinCEN”) of the Department of Treasury informed AEBI of potential enforcement actions relating to its AML programs. Also, in June 2007, FinCEN informed TRS that it separately had concerns relating to TRS’s compliance with the provisions of the Bank Secrecy Act regarding the filing of Suspicious Activity Reports in connection with its travelers check business.

On August 6, 2007, AEBI entered into a settlement with the DOJ, the Federal Reserve and FinCEN relating to deficiencies in its AML program. As part of the settlement, AEBI entered into a Deferred Prosecution Agreement with the DOJ, a Cease and Desist Order with the Federal Reserve and a Consent Order with FinCEN, each of which provides for a money penalty. The Consent Order with FinCEN also resolves FinCEN’s determination that TRS did not file timely, accurate and complete Suspicious Activity Reports.

The Company will pay a total of $65 million in settlement of all these matters. Of the amount to be paid, $60 million is attributable to the matters involving AEBI and $5 million is attributable to the matter involving TRS. The DOJ assessed a $55 million payment under the Deferred Prosecution Agreement. FinCEN assessed a civil money penalty in the amount of $25 million under its Consent Order, $15 million of which is concurrent with the DOJ payment and is therefore deemed satisfied by the payment to be made to the DOJ, with the remaining $10 million assessed under the FinCEN Consent Order to be paid to the Department of the Treasury. The Federal Reserve assessed a civil money penalty in the amount of $20 million under its Cease and Desist Order, which is concurrent with the penalty assessed by the DOJ and FinCEN and is likewise therefore deemed satisfied by the payments to the DOJ and the Department of the Treasury.

During the first quarter of 2007, the Company established a reserve in the amount of $60 million for regulatory and legal matters at AEBI. The Company increased the reserve during the second quarter of 2007 for the resolution of the matters.

Under the Deferred Prosecution Agreement, the DOJ will file an information in the U.S. District Court for the Southern District of Florida charging AEBI with violating the Bank Secrecy Act by failing to maintain an effective anti-money laundering program. This charge will be deferred, and absent a breach of the agreement, will be dismissed after 12 months or such earlier time as described in the Deferred Prosecution

Agreement, and no further prosecution relating to these matters will be brought. The Federal Reserve’s Cease and Desist Order also requires that AEBI implement certain remedial measures, which are presently underway.

Also on August 6, 2007, AEBL entered into a Written Agreement with the New York State Banking Department, the primary regulator of AEBL, under which AEBL has agreed to implement certain enhancements and remedial measures to its AML compliance program. There is no monetary fine or penalty associated with this Agreement.

In addition to resolving each of the above proceedings, the Company has committed to its consolidated supervisor, the Office of Thrift Supervision (“OTS”), that it will complete its efforts to develop and implement an enterprise wide AML compliance program that will govern compliance throughout the American Express organization, and will ensure that each of its subsidiaries is provided with resources adequate to meet its legal and regulatory obligations. The Company will report periodically on its progress to the OTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2007
Repurchase program (1)	3,833,600	$61.67	3,833,600	144,515,823
Employee transactions (2)	2,664	$62.21	N/A	N/A

May 1-31, 2007
Repurchase program (1)	8,815,600	$63.55	8,815,600	135,700,223
Employee transactions (2)	203,646	$63.08	N/A	N/A

June 1-30, 2007
Repurchase program (1)	1,908,600	$64.45	1,908,600	133,791,623
Employee transactions (2)	12,774	$62.51	N/A	N/A

Total
Repurchase program (1)	14,557,800	$63.17	14,557,800
Employee transactions (2)	219,084	$63.04	N/A

(1)         At June 30, 2007, there are approximately 133.8 million shares remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 636.2 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(2)         Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

(3)         Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information relating to the matter voted upon at the Company’s annual meeting of shareholders held on April 23, 2007, see the information set forth under the caption “Item 4. Submission of Matters to a Vote of Security Holders” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2007, which is incorporated herein by reference.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: August 6, 2007	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Acting Chief Financial Officer

Date: August 6, 2007	By	/s/ Joan C. Amble
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