Form 10-Q
period 2007-09-30
AMERICAN EXPRESS CO
filed 2007-11-09
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Shares (par value $.20 per share)	1,169,425,903 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended
	September 30,
	2007	2006
Revenues
Discount revenue	$3,659	$3,259
Net card fees	522	462
Travel commissions and fees	484	427
Other commissions and fees	644	539
Securitization income, net	392	384
Other	362	417
Total	6,063	5,488
Interest income
Cardmember lending finance revenue	1,581	1,213
Other	309	291
Total	1,890	1,504
Total revenues	7,953	6,992
Interest expense
Cardmember lending	444	318
Charge card and other	564	409
Total	1,008	727
Revenues net of interest expense	6,945	6,265

Expenses
Marketing, promotion, rewards and cardmember services	1,810	1,586
Human resources	1,366	1,227
Professional services	539	562
Occupancy and equipment	374	346
Communications	118	104
Other	339	342
Total	4,546	4,167
Provisions for losses and benefits
Charge card	279	257
Cardmember lending	579	412
Other (including investment certificates)	124	118
Total	982	787
Pretax income from continuing operations	1,417	1,311
Income tax provision	343	377
Income from continuing operations	1,074	934
(Loss) Income from discontinued operations, net of tax	(7)	33
Net income	$1,067	$967

Earnings per Common Share — Basic:
Income from continuing operations	$0.92	$0.78
(Loss) Income from discontinued operations	(0.01)	0.02
Net income	$0.91	$0.80

Earnings per Common Share — Diluted:
Income from continuing operations	$0.90	$0.76
(Loss) Income from discontinued operations	—	0.03
Net income	$0.90	$0.79

Average common shares outstanding for earnings per common share:
Basic	1,170	1,202
Diluted	1,192	1,227

Cash dividends declared per common share	$0.15	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Revenues
Discount revenue	$10,684	$9,520
Net card fees	1,506	1,515
Travel commissions and fees	1,412	1,328
Other commissions and fees	1,767	1,660
Securitization income, net	1,181	1,142
Other	1,175	1,161
Total	17,725	16,326
Interest income
Cardmember lending finance revenue	4,463	3,260
Other	969	860
Total	5,432	4,120
Total revenues	23,157	20,446
Interest expense
Cardmember lending	1,260	841
Charge card and other	1,530	1,126
Total	2,790	1,967
Revenues net of interest expense	20,367	18,479

Expenses
Marketing, promotion, rewards and cardmember services	5,098	4,772
Human resources	4,001	3,679
Professional services	1,637	1,621
Occupancy and equipment	1,054	1,012
Communications	342	322
Other	980	993
Total	13,112	12,399
Provisions for losses and benefits
Charge card	721	658
Cardmember lending	1,791	1,139
Other (including investment certificates)	306	331
Total	2,818	2,128
Pretax income from continuing operations	4,437	3,952
Income tax provision	1,228	1,236
Income from continuing operations	3,209	2,716
(Loss) Income from discontinued operations, net of tax	(28)	69
Net income	$3,181	$2,785

Earnings per Common Share — Basic:
Income from continuing operations	$2.72	$2.23
(Loss) Income from discontinued operations	(0.02)	0.06
Net income	$2.70	$2.29

Earnings per Common Share — Diluted:
Income from continuing operations	$2.67	$2.19
(Loss) Income from discontinued operations	(0.02)	0.05
Net income	$2.65	$2.24

Average common shares outstanding for earnings per common share:
Basic	1,179	1,217
Diluted	1,202	1,242

Cash dividends declared per common share	$0.45	$0.42

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Cash and cash equivalents	$8,410	$5,306
Accounts receivable and accrued interest:
Cardmember receivables, less reserves: 2007, $998; 2006, $981	37,536	36,386
Other receivables, less reserves: 2007, $39; 2006, $35	2,694	2,279
Investments	16,485	17,954
Loans:
Cardmember lending, less reserves: 2007, $1,469; 2006, $1,171	49,018	42,135
Other, less reserves: 2007, $47; 2006, $36	887	981
Land, buildings and equipment – at cost, less accumulated depreciation: 2007, $3,366; 2006, $2,980	2,589	2,350
Other assets	6,680	6,526
Assets of discontinued operations	16,628	14,412
Total assets	$140,927	$128,329

Liabilities and Shareholders’ Equity
Customers’ deposits	$9,036	$12,010
Travelers Cheques outstanding	6,980	7,215
Accounts payable	10,308	8,676
Investment certificate reserves	5,460	6,058
Short-term debt	15,442	15,236
Long-term debt	54,060	42,747
Other liabilities	12,640	11,931
Liabilities of discontinued operations	16,103	13,945
Total liabilities	130,029	117,818

Shareholders’ equity:
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,169 million shares in 2007 and 1,199 million shares in 2006	234	240
Additional paid-in capital	10,099	9,638
Retained earnings	1,126	1,153
Accumulated other comprehensive income (loss), net of tax:
Net unrealized securities gains	5	92
Net unrealized derivatives (losses) gains	(9)	27
Foreign currency translation adjustments	(241)	(222)
Net unrealized pension and other postretirement benefit costs	(316)	(417)
Total accumulated other comprehensive loss	(561)	(520)
Total shareholders’ equity	10,898	10,511
Total liabilities and shareholders’ equity	$140,927	$128,329

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities
Net income	$3,181	$2,785
Loss (Income) from discontinued operations, net of tax	28	(69)
Income from continuing operations	3,209	2,716
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses and benefits	2,955	2,101
Depreciation and amortization	482	456
Deferred taxes, acquisition costs and other	(589)	(43)
Stock-based compensation	214	204
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Trading securities	1,276	—
Accounts receivable and accrued interest	(477)	(176)
Other operating assets	(428)	(130)
Accounts payable and other liabilities	2,403	1,882
Decrease in Travelers Cheques outstanding	(236)	(225)
Net cash provided by (used in) operating activities attributable to discontinued operations	418	(36)
Net cash provided by operating activities	9,227	6,749
Cash Flows from Investing Activities
Sale of investments	2,706	3,184
Maturity and redemption of investments	4,085	8,135
Purchase of investments	(6,712)	(11,100)
Net increase in cardmember loans/receivables	(11,395)	(7,320)
Proceeds from cardmember loan securitizations	4,790	3,491
Maturities of cardmember loan securitizations	(3,500)	(4,435)
Loan operations and principal collections, net	11	105
Purchase of land, buildings and equipment	(657)	(474)
Sale of land, buildings and equipment	19	29
(Acquisitions) dispositions, net of cash sold	(124)	336
Net cash used in investing activities attributable to discontinued operations	(1,466)	(105)
Net cash used in investing activities	(12,243)	(8,154)
Cash Flows from Financing Activities
Net change in customers’ deposits	(2,952)	(4,316)
Sale of investment certificates	2,418	3,859
Redemption of investment certificates	(3,057)	(4,604)
Net increase (decrease) in debt with maturities of three months or less	2,238	(2,067)
Issuance of debt	20,805	21,215
Principal payments on debt	(12,187)	(10,553)
Issuance of American Express common shares and other	722	757
Repurchase of American Express common shares	(2,787)	(2,990)
Dividends paid	(536)	(480)
Net cash provided by financing activities attributable to discontinued operations	1,652	1,505
Net cash provided by financing activities	6,316	2,326
Effect of exchange rate changes on cash	78	109
Net increase in cash and cash equivalents	3,378	1,030
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2007, $2,940; 2006, $1,464	8,246	7,604
Cash and cash equivalents at end of period includes cash of discontinued operations: 2007, $3,214; 2006, $2,920	$11,624	$8,634

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2006. Changes to the Company’s reportable operating segments have been made as further discussed below. Additionally, certain reclassifications of prior year amounts have been made to conform to the current presentation related to discontinued operations as further discussed below, and for reclassifications of certain amounts from professional services and occupancy and equipment expense to human resources and other expense. The above items are contained in the current report on Form 8-K dated November 1, 2007. In addition, beginning prospectively as of July 1, 2006, certain card acquisition-related costs were reclassified from other expenses to a reduction in net card fees.

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

Reportable Operating Segments

The Company instituted organizational changes effective July 1, 2007, which reflect a reorganization of the Company into two distinct customer-focused groups, the Global Consumer Group and the Global Business-to-Business Group. The Company continues to report the U.S. Card Services segment and the Global Network & Merchant Services segment consistent with previous reporting. The previously reported International Card & Global Commercial Services segment is now reported as two separate segments, the International Card Services segment and the Global Commercial Services segment. The U.S. Card Services and International Card Services segments are aligned with the Global Consumer Group, and the Global Network & Merchant Services and Global Commercial Services segments are aligned with the Global Business-to-Business Group. The Company has reclassified the prior period amounts to be consistent with the new reportable operating segments. Refer to Note 7 for further details of the Company’s reportable operating segments.

Discontinued Operations

On September 18, 2007, the Company announced that it entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) and American Express International Deposit Company (AEIDC), a subsidiary which issues investment certificates to AEB’s customers, to Standard Chartered PLC (Standard Chartered) for the approximate value of $1.1 billion, subject to certain regulatory approvals. Standard Chartered will pay the Company an amount equal to the net asset value of the AEB businesses that are being sold at the closing date plus $300 million. At September 30, 2007, this would have amounted to approximately $825 million. As discussed above, the Company also expects to realize an additional amount representing the net asset value of AEIDC which was also contracted to be sold to Standard Chartered through a put/call agreement subsequent to the sale of AEB. As of September 30, 2007, the net asset value of that business was $262 million. This value is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them 18 months after the completion of the sale of AEB.

Beginning with the third quarter of 2007, and for all prior periods, the results, assets, and liabilities of AEB (except for certain components of AEB that are not being sold) have been removed from the Corporate & Other segment and reported within the discontinued operations captions in the Company’s Consolidated Financial Statements. AEIDC will continue to be included in continuing operations within the Corporate & Other segment until such time as AEIDC qualifies for classification as a discontinued operation which will occur approximately one year prior to its transfer to Standard Chartered.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the third quarter of 2007, the Company recorded a charge within other revenues of approximately $81 million ($41 million after-tax) related to AEIDC. The charge related to the sale of certain AEIDC securities and the reclassification of the AEIDC investment portfolio ($3.5 billion at September 30, 2007) from the available-for-sale to the trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. The charge principally reflected the reduction in value within the AEIDC investment portfolio attributable to market interest rate movements since the date that the investment securities were purchased that were previously recorded in accumulated other comprehensive income (loss), net of tax effects, which is a component of shareholders’ equity. The Company will report future changes in the market value of AEIDC’s investment portfolio within the income statement until AEIDC is sold.

In addition, other interest income includes income related to investments made as a result of AEIDC’s investment certificates business.

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements and the Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

AMEX Assurance Company

During the third quarter of 2005, the Company recorded a $115 million liability related to the share purchase agreement with Ameriprise Financial, Inc. (Ameriprise) to purchase all of the shares of AMEX Assurance Company (AAC), a subsidiary of Ameriprise, within a period not to exceed two years from the spin-off date of September 30, 2005. During the third quarter of 2007, the Company purchased all the outstanding common shares of AAC for $115 million. The Company had previously consolidated AAC as a variable interest entity since the spin-off of Ameriprise and therefore there is no impact on the Company’s Consolidated Financial Statements.

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

•                  FASB Staff Position No. FIN 39-1, “Amendment of FASB Interpretation No. 39” (FIN 39-1), permits a reporting entity to offset fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) against fair value amounts recognized for derivative instruments executed with the same counterparty under the same master netting arrangement. The Company does not expect FIN 39-1, which substantially relates to AEB operations, to have a material impact on its Consolidated Financial Statements.

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

2.              Discontinued Operations

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements. Summary operating results of the discontinued operations primarily included AEB (except for certain components of AEB that are not being sold), as further described in Note 1, as well as businesses disposed of in previous years. Results from discontinued operations for the three and nine months ended September 30, 2007 and 2006, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues net of interest expense	$181	$172	$561	$572

Pretax (loss) income from discontinued operations	$(13)	$25	$(12)	$92
Income tax (benefit) provision	(6)	(8)	16	23
(Loss) Income from discontinued operations, net of tax	$(7)	$33	$(28)	$69

Assets and liabilities of the discontinued operations related to AEB were as follows:

	September 30,	December 31,
(Millions)	2007	2006
Assets:
Cash and cash equivalents	$3,214	$2,940
Investments	3,403	3,036
Loans, net of reserves	8,238	7,319
Other assets	1,773	1,117
Total assets	$16,628	$14,412

Liabilities:
Customers’ deposits	$14,886	$12,935
Other liabilities	1,217	1,010
Total liabilities	16,103	13,945
Net assets	$525	$467

Accumulated other comprehensive loss, net of tax, associated with discontinued operations was as follows:

	September 30,	December 31,
(Millions)	2007	2006

Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	$(27)	$(10)
Foreign currency translation adjustments	(26)	(25)
Net unrealized pension and other postretirement benefit costs	(2)	(2)
Total accumulated other comprehensive loss	$(55)	$(37)

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

The following table provides information related to such guarantees as of September 30, 2007 and December 31, 2006:

	September 30, 2007		December 31, 2006
	Maximum amount of undiscounted future payments (a)	Amount of related liability (b)	Maximum amount of undiscounted future payments (a)	Amount of related liability (b)
	(Billions)	(Millions)	(Billions)	(Millions)
Type of Guarantee:
Card and travel operations (c)	$78	$67	$75	$119
Other (d)	1	49	1	34
Total	$79	$116	$76	$153

(a)    Calculated based on the hypothetical scenario that all claims occur within the next 12 months.

(b)   Included as part of other liabilities on the Company’s Consolidated Balance Sheets. The decrease in the liability from December 31, 2006 to September 30, 2007, results substantially from a reduction in merchant-related reserves primarily related to the airline industry.

(c)    Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d)   Other primarily relates to real estate and tax indemnifications as well as contingent consideration obligations, among other guarantees provided in the ordinary course of business.

4.              Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Net income	$1,067	$967	$3,181	$2,785
Other comprehensive income (losses):
Net unrealized securities gains (losses) (a)	123	177	(87)	11
Net unrealized derivative losses	(58)	(113)	(36)	(80)
Foreign currency translation adjustments	(10)	1	(19)	175
Net unrealized pension and other postretirement benefit costs (b)	7	—	101	—
Total	$1,129	$1,032	$3,140	$2,891

(a) In connection with the initial adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155), as of January 1, 2007, the Company recognized a gain of $80 million ($50 million after-tax) related to the fair value of the interest-only strips, which was recorded in other comprehensive income (loss) in previous periods. Changes in the fair value of the interest-only strips subsequent to the adoption of this standard are reflected in securitization income, net. The amounts for the three and nine months ended September 30, 2007, included a reclassification of unrealized losses of $53 million, net of tax, to earnings related to the AEIDC investment portfolio as a result of the sale of certain AEIDC securities and the reclassification from the available-for-sale to the trading investment category.

(b) The nine months ended September 30, 2007, represents primarily the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the curtailment discussed below in Note 5.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              Retirement Plans

The components of the net pension and postretirement benefit cost for all defined benefit plans accounted for under SFAS No. 87, “Employers’ Accounting for Pensions,” and SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” were as follows:

	Three Months Ended September 30,
	Pension Plans		Postretirement Plans
(Millions)	2007	2006	2007	2006
Service cost	$26	$26	$1	$1
Interest cost	31	28	5	5
Expected return on plan assets	(39)	(34)	—	—
Recognized net actuarial loss	9	9	2	3
Settlement/curtailment (gain) loss	(2)	1	—	—
Net periodic benefit cost	$25	$30	$8	$9

	Nine Months Ended September 30,
	Pension Plans		Postretirement Plans
(Millions)	2007	2006	2007	2006
Service cost	$79	$81	$4	$4
Interest cost	95	84	14	15
Expected return on plan assets	(115)	(101)	—	—
Amortization of prior service cost	1	1	(1)	(1)
Recognized net actuarial loss	26	26	6	10
Settlement/curtailment (gain)/loss (a)	(66)	2	—	—
Net periodic benefit cost	$20	$93	$23	$28

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Earnings per Common Share (EPS)

Basic EPS is computed using the average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares. The computations of basic and diluted EPS are as follows:

Three Months Ended September 30,	Nine Months Ended September 30,
(Millions, except per share amounts)	2007	2006	2007	2006
Numerator:
Income from continuing operations	$1,074	$934	$3,209	$2,716
(Loss) Income from discontinued operations, net of tax	(7)	33	(28)	69
Net income	$1,067	$967	$3,181	$2,785

Denominator:
Basic:	Weighted-average shares outstanding during the period	1,170	1,202	1,179	1,217
Add:	Dilutive effect of stock options, restricted stock awards and other dilutive securities	22	25	23	25
Diluted	1,192	1,227	1,202	1,242

Basic EPS:
Income from continuing operations	$0.92	$0.78	$2.72	$2.23
(Loss) Income from discontinued operations	(0.01)	0.02	(a)	(0.02)	0.06
Net income	$0.91	$0.80	$2.70	$2.29

Diluted EPS:
Income from continuing operations	$0.90	$0.76	$2.67	$2.19
(Loss) Income from discontinued operations	—	0.03	(a)	(0.02)	0.05
Net income	$0.90	$0.79	$2.65	$2.24

(a) Diluted EPS from discontinued operations was greater than basic EPS from discontinued operations due to the impact of rounding of fractional amounts.

For the three months ended September 30, 2007 and 2006, the dilutive effect of unexercised stock options excluded 7 million and 6 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive. Similarly, the number of these excluded stock options for the nine months ended September 30, 2007 and 2006, was 8 million and 6 million, respectively. See Notes 8 and 18 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

7.              Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and Global Network & Merchant Services (GNMS). As discussed in Note 1, the previously reported International Card & Global Commercial Services segment is now reported as two separate segments: ICS, which issues proprietary consumer and small business cards outside the U.S., and GCS which offers global corporate payment and travel-related products and services.

During 2006, the Company completed the sales of its card and merchant-related activities in Brazil, Malaysia, and Indonesia, which were included in the ICS and GCS segments prior to the sales. The Company will continue to maintain its presence in the card and merchant-related businesses within Brazil,

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Malaysia, and Indonesia through its Global Network Services arrangements, which are reflected in the GNMS segment.

The following table presents certain operating segment information which reflects the modifications discussed in Note 1:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues, excluding interest income:
USCS	$3,016	$2,738	$8,769	$8,077
ICS	907	787	2,560	2,439
GCS	1,166	1,041	3,452	3,170
GNMS	901	773	2,587	2,219
Corporate & Other, including adjustments and eliminations	73	149	357	421
Total	$6,063	$5,488	$17,725	$16,326

Interest income:
USCS	$1,232	$932	$3,558	$2,421
ICS	399	318	1,117	924
GCS	14	4	36	10
GNMS	1	—	2	4
Corporate & Other, including adjustments and eliminations	244	250	719	761
Total	$1,890	$1,504	$5,432	$4,120

Interest expense:
USCS	$659	$467	$1,814	$1,227
ICS	192	153	535	424
GCS	116	96	347	262
GNMS	(78)	(68)	(234)	(205)
Corporate & Other, including adjustments and eliminations	119	79	328	259
Total	$1,008	$727	$2,790	$1,967

Revenues net of interest expense:
USCS	$3,589	$3,203	$10,513	$9,271
ICS	1,114	952	3,142	2,939
GCS	1,064	949	3,141	2,918
GNMS	980	841	2,823	2,428
Corporate & Other, including adjustments and eliminations	198	320	748	923
Total	$6,945	$6,265	$20,367	$18,479

Income (Loss) from continuing operations:
USCS	$592	$558	$1,816	$1,679
ICS	140	106	359	244
GCS	135	105	426	360
GNMS	266	212	768	578
Corporate & Other	(59)	(47)	(160)	(145)
Total	$1,074	$934	$3,209	$2,716

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Restructuring Charges

During the three months ended September 30, 2007, the Company recorded restructuring charges primarily related to the Company’s corporate travel business. During the nine months ended September 30, 2007, the Company recorded restructuring charges related to the Company’s corporate travel, prepaid services, and technology areas. These charges principally related to the consolidation of business operations and exiting certain businesses.

Restructuring charges are comprised of severance obligations and other exit costs. The charges and any subsequent adjustments related to severance obligations are included in human resources in the Company’s Consolidated Statements of Income, while other exit costs are included in occupancy and equipment, professional services, and other expenses. Cash payments related to remaining restructuring liabilities are expected to be completed by the end of the first quarter of 2009, with the exception of contractual long-term severance arrangements which are expected to be completed by the end of the fourth quarter of 2009 and certain lease obligations which will continue until their expiration in 2012.

The following table summarizes by category the Company’s restructuring charge activity for each of the Company’s reportable operating segments:

Nine Months Ended September 30, 2007

	Liability balance at December 31, 2006			Restructuring charges, net of reversals			Cash paid			Other-non-cash(b)			Liability balance at September 30, 2007
(Millions)	Severance	Other	Total	Severance(a)	Other	Total	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total
USCS	$16	$—	$16	$8	$5	$13	$(9)	$—	$(9)	$—	$(5)	$(5)	$15	$—	$15
ICS	13	1	14	3	—	3	(7)	—	(7)	—	—	—	9	1	10
GCS	27	3	30	19	—	19	(19)	(1)	(20)	—	—	—	27	2	29
GNMS	7	—	7	3	1	4	(5)	—	(5)	—	—	—	5	1	6
Corporate & Other	26	—	26	(5)	9	4	(9)	—	(9)	(2)	(2)	(4)	10	7	17
Total	$89	$4	$93	$28	$15	$43	$(49)	$(1)	$(50)	$(2)	$(7)	$(9)	$66	$11	$77

Three Months Ended September 30, 2007

	Liability balance at June 30, 2007			Restructuring charges, net of reversals			Cash paid			Other-non-cash			Liability balance at September 30, 2007
(Millions)	Severance	Other	Total	Severance(a)	Other	Total	Severance	Other	Total	Severance	Other	Total	Severance	Other	Total
USCS	$20	$—	$20	$—	$—	$—	$(5)	$—	$(5)	$—	$—	$—	$15	$—	$15
ICS	11	1	12	—	—	—	(2)	—	(2)	—	—	—	9	1	10
GCS	23	2	25	9	—	9	(5)	—	(5)	—	—	—	27	2	29
GNMS	7	1	8	1	—	1	(3)	—	(3)	—	—	—	5	1	6
Corporate & Other	14	5	19	(1)	2	1	(2)	—	(2)	(1)	—	(1)	10	7	17
Total	$75	$9	$84	$9	$2	$11	$(17)	$—	$(17)	$(1)	$—	$(1)	$66	$11	$77

(a)          Reversals of $2 million in Corporate & Other were recorded for the three months ended September 30, 2007, and $2 million in USCS, $2 million in ICS, $1 million in GNMS and $8 million in Corporate & Other were recorded for the nine months ended September 30, 2007, primarily due to a greater portion of impacted employees finding other opportunities with the Company than was originally anticipated.

(b)         Represents primarily asset write-downs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of September 30, 2007, the total expenses to be incurred for previously approved restructuring activities that were in-progress are not expected to be materially different than the cumulative expenses incurred to date for these programs. This is attributable to the fact that future decisions to initiate new restructuring activities do not represent future phases of previously approved programs. The amounts in the table below relate to restructuring programs that were in-progress during 2007 and initiated at various dates between the fourth quarter of 2004 and the third quarter of 2007.

Cumulative Restructuring Expense Incurred To Date on In-Progress Restructuring Programs

(Millions)	Severance	Other	Total
USCS	$25	$4	$29
ICS	33	6	39
GCS	140	25	165
GNMS	11	1	12
Corporate & Other	99	22	121
Total	$308	$58	$366

9.              Income Taxes

The Company adopted FASB Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48) as of January 1, 2007. The initial adoption of FIN 48 resulted in a charge of approximately $127 million to the January 1, 2007 balance of retained earnings.

As of January 1, 2007, and including the impact of the initial adoption charge to retained earnings, the Company’s total gross benefits for tax positions that have not been recognized through the financial statements were approximately $1.1 billion, exclusive of interest and penalties described below. Included in the $1.1 billion are approximately $636 million of unrecognized tax benefits that, if recognized, would favorably affect the effective tax rate in a future period. There have been no significant changes in the Company’s unrecognized tax benefits as of September 30, 2007.

The Company’s continuing practice is to recognize interest and penalties relating to unrecognized tax benefits in the income tax provision, which therefore has an impact on the effective tax rate. As of January 1, 2007, the Company had $222 million ($153 million after-tax) accrued for the payment of interest and penalties. There have been no significant changes in the Company’s accrual for the payment of interest and penalties as of September 30, 2007.

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. The Company is currently under examination by the IRS for the years 1997 – 2004.

Given the inherent complexities of the business and that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that management believes to be adequate. Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance, or an event occurs necessitating a change to the liability. The Company believes that it is reasonably possible that the unrecognized tax benefits will significantly decrease within the next twelve months in the range of $0 to $400 million as a result of potential resolutions of prior years’ tax items with various taxing authorities. Such resolutions could include payments of additional taxes and the recognition of tax benefits. Due to the inherent complexities

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

and the number of tax years currently open for examination in multiple jurisdictions, it is not possible to quantify the impact such changes may have on the effective tax rate and net income.

The following table summarizes the Company’s effective tax rate:

	Three Months Ended September 30, 2007 (a)	Nine Months Ended September 30, 2007 (b)	Full Year 2006
Effective tax rate	24%	28%	30%

(a) The effective tax rate for the three months ended September 30, 2007, reflected tax benefits of $75 million primarily related to the resolution of prior years’ tax items.

(b) The effective tax rate for the nine months ended September 30, 2007, reflected tax benefits of $75 million primarily related to the resolution of prior years’ tax items and a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income.

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

11.   Subsequent Event

On November 7, 2007, the Company announced that it had entered into an agreement with Visa, Inc., Visa USA, and Visa International (collectively Visa) to remove Visa and certain of its member banks as defendants in the Company’s lawsuit against MasterCard International, Inc. (MasterCard), Visa and their member banks. The lawsuit alleges MasterCard, Visa and their member banks illegally blocked the Company from the bank-issued card business in the United States. The agreement is subject to the approval of Visa’s member banks.

Under terms of the settlement agreement reached with Visa, the Company will receive an aggregate maximum payment of $2.25 billion.  An initial payment of $1.13 billion ($700 million after-tax) will be recorded as a reduction to operating expenses by the Company upon approval of the agreement by Visa’s member banks.  The remainder, payable in installments of up to $70 million ($43 million after-tax) per quarter over the next four years, is subject to achieving certain quarterly performance criteria within the U.S. Global Network Services business of the Company.  The Company will also incur litigation expenses related to the settlement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company) is a leading global payments, network, and travel company. The Company offers a broad range of products and services including charge and credit cards; travel agency services; travel and business expense management products and services; network services and merchant acquisition and merchant processing for the Company’s network partners and proprietary payments businesses; lending products; point-of-sale and back-office products and services for merchants; magazine publishing; and stored value products such as Travelers Cheques and gift cards. The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, mid-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

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

Certain reclassifications of prior period amounts have been made to conform to the current presentation, including revenue and expense reclassifications contained in the current report on Form 8-K dated November 1, 2007. These reclassifications related to reportable operating segments and discontinued operations as further discussed below, and reclassifications from professional services and occupancy and equipment expense to human resources and other expense. In addition, beginning prospectively as of July 1, 2006, certain card acquisition-related costs were reclassified from other expenses to a reduction in net card fees. Except for discontinued operations as discussed below, these items had no impact on the Company’s consolidated pretax income from continuing operations, income tax provision, and income from continuing operations.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below.

Reportable Operating Segments

The Company instituted organizational changes effective July 1, 2007, which reflect a reorganization of the Company into two distinct customer-focused groups, the Global Consumer Group and the Global Business-to-Business Group. The Company continues to report the U.S. Card Services segment and the Global Network & Merchant Services segment consistent with previous reporting. The previously reported International Card & Global Commercial Services segment is now reported as two separate segments, the International Card Services segment and the Global Commercial Services segment. The U.S. Card Services and International Card Services segments are aligned with the Global Consumer Group, and the Global Network & Merchant Services and Global Commercial Services segments are aligned with the Global Business-to-Business Group. The Company has reclassified the prior period amounts to be consistent with the new reportable operating segments.

Discontinued Operations

On September 18, 2007, the Company announced that it entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) and American Express International Deposit Company (AEIDC), a subsidiary which issues investment certificates to AEB’s customers, to Standard Chartered PLC (Standard Chartered) for the approximate value of $1.1 billion, subject to certain regulatory approvals. Standard Chartered will pay the Company an amount equal to the net asset value of the AEB businesses that are being sold at the closing date plus $300 million. At September 30, 2007, this would have amounted to approximately $825 million. As discussed above, the Company also expects to realize an additional amount representing the net asset value of AEIDC, which was also contracted to be sold to Standard Chartered through a put/call agreement subsequent to the sale of AEB. As of September 30, 2007, the net asset value of that business was $262 million. This value is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them 18 months after the completion of the sale of AEB.

Beginning with the third quarter of 2007, and for all prior periods, the results, assets, and liabilities of AEB (except for certain components of AEB that are not being sold) have been removed from the Corporate & Other segment and reported within the discontinued operations captions in the Company’s Consolidated Financial Statements. AEIDC will continue to be included in continuing operations within the Corporate & Other segment until such time as AEIDC qualifies for classification as a discontinued operation which will occur approximately one year prior to its transfer to Standard Chartered.

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements and the following discussion reflects continuing operations unless otherwise noted.

American Express Company

Selected Statistical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business(a):
United States	$115.2	$101.7	$336.3	$297.1
Outside the United States	47.3	38.6	133.5	110.9
Total	$162.5	$140.3	$469.8	$408.0
Total cards-in-force (millions)(b):
United States	51.7	46.8	51.7	46.8
Outside the United States	33.0	29.7	33.0	29.7
Total	84.7	76.5	84.7	76.5
Basic cards-in-force (millions)(b):
United States	40.1	36.0	40.1	36.0
Outside the United States	28.3	25.2	28.3	25.2
Total	68.4	61.2	68.4	61.2

Average discount rate(c)	2.57%	2.57%	2.57%	2.57%
Average basic cardmember spending (dollars)(d)	$3,006	$2,782	$8,874	$8,216
Average fee per card (dollars)(d)	$36	$34	$36	$34

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

Selected Statistical Information (continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Worldwide cardmember receivables:
Total receivables	$38.5	$35.0	$38.5	$35.0
90 days past due as a % of total	2.8%	2.8%	2.8%	2.8%
Loss reserves (millions):	$998	$947	$998	$947
% of receivables	2.6%	2.7%	2.6%	2.7%
% of 90 days past due	91%	97%	91%	97%
Net loss ratio as a % of charge volume	0.26%	0.26%	0.23%	0.23%
Worldwide cardmember lending – owned basis(a):
Total loans	$50.5	$38.3	$50.5	$38.3
30 days past due loans as a % of total	3.0%	2.8%	3.0%	2.8%
Loss reserves (millions):
Beginning balance	$1,417	$1,086	$1,171	$996
Provision	543	381	1,691	1,056
Net write offs	(499)	(353)	(1,411)	(954)
Other	8	12	18	28
Ending balance	$1,469	$1,126	$1,469	$1,126
% of loans	2.9%	2.9%	2.9%	2.9%
% of past due	97%	106%	97%	106%
Average loans	$48.8	$37.5	$45.7	$35.2
Net write-off rate	4.1%	3.8%	4.1%	3.6%
Net finance revenue(b)/average loans	9.3%	9.5%	9.4%	9.2%
Worldwide cardmember lending – managed basis(c):
Total loans	$72.0	$58.5	$72.0	$58.5
30 days past due loans as a % of total	2.8%	2.7%	2.8%	2.7%
Loss reserves (millions):
Beginning balance	$1,917	$1,546	$1,622	$1,469
Provision	762	512	2,339	1,383
Net write offs	(696)	(498)	(1,986)	(1,376)
Other	8	11	16	95
Ending balance	$1,991	$1,571	$1,991	$1,571
% of loans	2.8%	2.7%	2.8%	2.7%
% of past due	97%	101%	97%	101%
Average loans	$70.1	$57.6	$66.4	$55.6
Net write-off rate	4.0%	3.5%	4.0%	3.3%
Net finance revenue(b)/average loans	9.4%	9.4%	9.4%	9.3%

(a)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(b)	Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

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

Consolidated Results of Operations for the Three Months Ended September 30, 2007 and 2006

The Company’s consolidated income from continuing operations for the three months ended September 30, 2007, increased $140 million or 15 percent to $1.1 billion as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations rose $0.14 or 18 percent to $0.90.

The Company’s consolidated net income increased $100 million or 10 percent to $1.1 billion, and diluted EPS increased $0.11 or 14 percent to $0.90. Net income included a loss of $7 million from discontinued operations as compared to $33 million of income from discontinued operations a year ago. On a trailing 12-month basis, ROE was 38 percent, up from 34 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased the growth rates of revenues net of interest expense, total expenses, and provisions for losses and benefits by approximately 2 percent for the three months ended September 30, 2007.

Results from continuing operations for the three months ended September 30, 2007 included:

•                  An $81 million ($41 million after-tax) charge related to the sale of certain AEIDC securities and the reclassification of the AEIDC investment portfolio from available-for-sale to the trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments; and

•                  A $75 million tax benefit primarily related to the resolution of prior years’ tax items.

Results from continuing operations for the three months ended September 30, 2006 included:

•                  A $33 million ($24 million after-tax) gain related to the sale of the Company’s card and merchant-related activities in Malaysia and Indonesia.

Also included in the three months ended September 30, 2007 and 2006, were $10 million ($7 million after-tax) and $11 million ($7 million after-tax) of reengineering costs, respectively.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $6.9 billion, up $680 million or 11 percent from $6.3 billion in the same period a year ago. Revenues net of interest expense increased due to greater discount revenue, higher interest income, and increased other commissions and fees, partially offset by increased interest expense and decreased other revenues.

Discount revenue rose $400 million or 12 percent to $3.7 billion as a result of a 16 percent increase in worldwide billed business. The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to Global Network Services (GNS) where the Company shares the discount revenue with third-party issuing partners, and higher cash-back rewards costs and corporate incentive payments. The average discount rate was 2.57 percent for both the three month periods ended September 30, 2007 and 2006. Selective repricing initiatives, continued changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 45 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 13 percent and 23 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force. The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the three months ended September 30, 2007, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	16%	14%
Average spending per proprietary basic card	8	6
Basic cards-in-force	12
United States (a):
Billed business	13
Average spending per proprietary basic card	5
Basic cards-in-force	11
Proprietary consumer card billed business (b)	12
Proprietary small business billed business (b)	15
Proprietary Corporate Services billed business (c)	9
Outside the United States (a):
Billed business	23	14
Average spending per proprietary basic card	17	9
Basic cards-in-force	12
Proprietary consumer and small business billed business (d)	15	7
Proprietary Corporate Services billed business (c)	24	15

(a)	Captions not designated as “proprietary” include both proprietary and GNS data.

(b)	Included in the U.S. Card Services segment.

(c)	Included in Global Commercial Services segment.

(d)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Europe and Latin America in the low double-digits and growth in Canada and Asia Pacific in the high single-digits.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels. In the U.S. and non-U.S. businesses, 1.2 million and 1.3 million cards were added during the three months ended September 30, 2007, respectively.

Other commissions and fees increased $105 million or 19 percent to $644 million due to higher card-related conversion revenues and greater assessment and service fees.

Other revenues decreased $55 million or 13 percent to $362 million as the $81 million charge related to AEIDC previously mentioned was partially offset by higher network, merchant, publishing, and insurance-related revenues.

Interest income rose $386 million or 26 percent to $1.9 billion, reflecting an increase in cardmember lending finance revenue, which grew $368 million or 30 percent due to a 30 percent increase in average worldwide cardmember lending balances.

Interest expense increased $281 million or 39 percent to $1.0 billion, reflecting a $126 million or 40 percent increase in cardmember lending interest expense and a $155 million or 38 percent increase in charge card and other interest expense due to increased debt funding levels in support of growth in loan and receivable balances, respectively, and higher effective costs of funds.

Expenses

Consolidated expenses were $4.5 billion, up $379 million or 9 percent from $4.2 billion for the same period in 2006. The increase in the three months ended September 30, 2007, was primarily driven by higher marketing, promotion, rewards and cardmember services expenses and increased human resources expenses, partially offset by lower other expenses. Consolidated expenses for the three months ended September 30, 2007 and 2006, also included $10 million and $11 million, respectively, of reengineering costs related to restructuring efforts primarily within the Company’s corporate travel business.

Marketing, promotion, rewards and cardmember services expenses increased $224 million or 14 percent to $1.8 billion compared to a year ago, due to higher volume-related rewards costs and greater marketing and promotion costs. The higher rewards costs continued to reflect volume growth, a higher redemption rate, and strong cardmember program participation. Marketing expenses continued to reflect card acquisition, brand and loyalty oriented programs, with an increased emphasis on the Company’s non-U.S. activities.

Human resources expenses increased $139 million or 11 percent to $1.4 billion due to a higher level of employees, merit increases, and larger benefit costs. Reengineering costs for both the three months ended September 30, 2007 and 2006, included $9 million of severance, all of which was restructuring-related.

Other expenses decreased $3 million or 1 percent to $339 million as a decrease in underlying expenses was partially offset by the $33 million gain related to the sales of the Company’s card and merchant-related activities in Malaysia and Indonesia during the third quarter of 2006.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased $195 million or 25 percent over last year to $982 million, reflecting increases in the cardmember lending and charge card provisions.

Charge card provision for losses increased $22 million or 9 percent to $279 million primarily due to higher business volumes.

Cardmember lending provision for losses increased $167 million or 41 percent to $579 million due to increased loan volumes and higher write-off and delinquency rates within the United States, which have risen after the unusually low rates in 2006 that followed the enactment of the October 2005 U.S. bankruptcy legislation.

Income Taxes

The effective tax rate was 24 percent and 29 percent for the three months ended September 30, 2007 and 2006, respectively. The effective tax rate for the three months ended September 30, 2007, reflected $75 million in tax benefits principally related to the resolution of prior years’ tax items. The effective tax rate for the three months ended September 30, 2006, reflected the favorable impacts of a net interest receivable from the Internal Revenue Service (IRS), finalization of the 2005 U.S. federal tax return, and an adjustment of 2006 estimated state taxes.

Discontinued Operations

(Loss) Income from discontinued operations, net of tax, was ($7) million and $33 million for the three months ended September 30, 2007 and 2006, respectively. Loss from discontinued operations, net of tax, for the three months ended September 30, 2007, primarily related to AEB’s results which include compliance-related remediation costs, as well as costs related to the Tax and Business Services (TBS) business which was sold during the third quarter of 2005. Income from discontinued operations, net of tax, for the three months ended September 30, 2006, primarily related to AEB results and a tax benefit related to Ameriprise Financial, Inc. (Ameriprise) upon finalization of the Company’s 2005 U.S. federal tax return.

Consolidated Results of Operations for the Nine Months Ended September 30, 2007 and 2006

The Company’s consolidated income from continuing operations for the nine months ended September 30, 2007, rose $493 million or 18 percent to $3.2 billion as compared to the same period a year ago, and diluted EPS from continuing operations rose $0.48 or 22 percent to $2.67.

The Company’s consolidated net income increased $396 million or 14 percent to $3.2 billion, and diluted EPS increased $0.41 or 18 percent to $2.65. Net income included a loss of $28 million from discontinued operations as compared to $69 million of income from discontinued operations a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes increased the growth rates of revenues net of interest expense, total expenses, and provisions for losses and benefits by approximately 2 percent for the nine months ended September 30, 2007.

As discussed below, results from continuing operations for the nine months ended September 30, 2007, included tax benefits primarily related to the resolution of prior years’ tax items and the treatment of prior years’ card fee income, gains related to the initial adoption of Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants. These favorable impacts were partially offset by a charge related to the sale of certain AEIDC securities and the reclassification of the AEIDC investment portfolio from available-for-sale to the trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments.

Results from continuing operations for the nine months ended September 30, 2006, included gains related to the sales of the Company’s card and merchant-related activities in Brazil, Malaysia, and Indonesia, partially offset by charges associated with certain adjustments made to the Membership Rewards reserve model in the United States and outside the United States, a reduction in cardmember lending finance revenue and securitization income, net related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers. In addition, results from continuing operations for the nine month period ended September 30, 2006, included higher provisions for credit losses in Taiwan due primarily to the impact of industry-wide credit issues within the market, which were more than offset by the favorable impact from lower early credit write offs related to the October 2005 bankruptcy legislation in the United States, and lower than expected costs related to Hurricane Katrina that had been provided for in 2005.

Also included in the nine months ended September 30, 2007 and 2006, was $50 million ($33 million after-tax) and $88 million ($57 million after-tax), respectively, of reengineering costs.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $20.4 billion, up $1.9 billion or 10 percent from $18.5 billion in the same period a year ago. Revenues net of interest expense increased due to higher interest income, greater discount revenue, and increased securitization income, net, partially offset by increased interest expense and lower net card fees.

Discount revenue rose $1.2 billion or 12 percent to $10.7 billion as a result of a 15 percent increase in worldwide billed business. The slower growth in discount revenue compared to billed business growth reflects the relatively faster growth in billed business related to GNS where the Company shares the discount revenue with third-party issuing partners, and higher cash-back rewards costs and corporate incentive payments. The average discount rate was 2.57 percent for both the nine month periods ended September 30, 2007 and 2006. Selective repricing initiatives, continued changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 54 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 13 percent and 20 percent, respectively, due to an increase in average spending per proprietary basic card and growth in basic cards-in-force. The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending, and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the nine months ended September 30, 2007, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	15%	13%
Average spending per proprietary basic card	8	6
Basic cards-in-force	12
United States (a):
Billed business	13
Average spending per proprietary basic card	5
Basic cards-in-force	11
Proprietary consumer card billed business (b)	12
Proprietary small business billed business (b)	15
Proprietary Corporate Services billed business (c)	10
Outside the United States (a):
Billed business	20	13
Average spending per proprietary basic card	17	10
Basic cards-in-force	12
Proprietary consumer and small business billed business (d)	12	5
Proprietary Corporate Services billed business (c)	20	12

(a)	Captions not designated as “proprietary” include both proprietary and GNS data.

(b)	Included in the U.S. Card Services segment.

(c)	Included in the Global Commercial Services segment.

(d)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected double-digit proprietary growth in Europe and Canada, high single-digit growth in Asia Pacific, and a decline in Latin America. Assuming no changes in foreign exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia during 2006, Asia Pacific exhibited double-digit proprietary growth, Latin America increased at a mid single-digit rate, and total proprietary growth outside the United States was 9 percent.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued favorable average customer retention levels. In the U.S. and non-U.S. businesses, 3.6 million and 3.1 million cards were added during the nine months ended September 30, 2007, respectively.

Net card fees decreased $9 million to $1.5 billion as the benefit of card growth was offset by the reclassification of certain card acquisition-related costs, beginning July 1, 2006, from other operating expenses to a reduction in net card fees.

Securitization income, net increased $39 million or 3 percent to $1.2 billion due to a higher trust portfolio yield, the net impact of the adoption of SFAS No. 155 of $48 million, higher net gains from securitization, and a negative impact a year ago from higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers. These favorable impacts were partially offset by an increase in write offs and greater interest expense due to a higher coupon rate paid to certificate holders.

Interest income rose $1.3 billion or 32 percent to $5.4 billion, reflecting an increase in cardmember lending finance revenue and higher other interest income. Cardmember lending finance revenue grew $1.2 billion or 37 percent to $4.5 billion, reflecting a 30 percent increase in average worldwide cardmember lending balances, primarily reflecting spending growth on lending products and new cardmembers acquired, as well as a higher portfolio yield. The increase also includes a $43 million negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the nine months ended September 30, 2006. Other interest income increased $109 million or 13 percent to $1.0 billion primarily due to higher interest income on the Company’s loan to Delta Air Lines (Delta) that was on non-accrual status last year and was repaid in April 2007 ahead of its scheduled maturity.

Interest expense increased $823 million or 42 percent to $2.8 billion, reflecting a $419 million or 50 percent increase in cardmember lending interest expense and a $404 million or 36 percent increase in charge card and other interest expense due to increased debt funding levels in support of growth in loan and receivable balances, respectively, and higher effective costs of funds.

Expenses

Consolidated expenses were $13.1 billion, up $713 million or 6 percent from $12.4 billion for the same period in 2006. The increase in the nine months ended September 30, 2007, was primarily driven by increased marketing, promotion, rewards and cardmember services expenses and higher human resources expenses, partially offset by lower other expenses. Consolidated expenses for the nine months ended September 30, 2007 and 2006, also included $50 million and $88 million, respectively, of reengineering costs primarily within the Company’s corporate travel, prepaid services, and technology areas in 2007, and the corporate travel, international operations, finance, and prepaid services areas in 2006.

Marketing, promotion, rewards and cardmember services expenses increased $326 million or 7 percent to $5.1 billion compared to a year ago, due to higher volume-related rewards costs, partially offset by lower marketing and promotion costs. The nine months ended September 30, 2006, included $174 million of charges associated with certain adjustments made to the Membership Rewards reserve model in the United States and outside the United States.

Human resources expenses increased $322 million or 9 percent to $4.0 billion due to a higher level of employees, merit increases, and larger incentive costs, partially offset by the $63 million pension-related gain previously discussed and lower severance-related costs. Reengineering costs for the nine months ended September 30, 2007 and 2006, included $33 million and $53 million, respectively, of severance, of which $28 million and $53 million, respectively, was restructuring-related.

Other expenses decreased $13 million or 1 percent to $980 million, reflecting decreased underlying expenses during the nine months ended September 30, 2007, and the reclassification of certain card-acquisition costs to card fee revenue beginning July 1, 2006, partially offset by the $177 million gain related to the sale of the Company’s card and merchant-related activities in Brazil, Malaysia, and Indonesia during the nine months ended September 30, 2006. Reengineering costs for the nine months ended September 30, 2007 and 2006, included $17 million and $35 million, respectively, of non-severance exit costs, of which $15 million and $10 million, respectively, was restructuring-related.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased $690 million or 32 percent over last year to $2.8 billion, reflecting a $652 million or 57 percent increase in the cardmember lending provision, partially offset by a reduction in other provision (including investment certificates). The increase in cardmember lending provision for losses was due to increased loan volumes and higher write-off and delinquency rates, which have risen from the unusually low rates in 2006 that followed the enactment of the October 2005 U.S. bankruptcy legislation, partially offset by lower provisions in Taiwan.

Other provision (including investment certificates) decreased $25 million or 8 percent to $306 million driven by a reduction in merchant-related reserves primarily attributable to the Company’s relationship with airlines and lower provisions related to Taiwan.

Income Taxes

The effective tax rate was 28 percent and 31 percent for the nine months ended September 30, 2007 and 2006, respectively. The effective tax rate for the nine months ended September 30, 2007, included a $75 million tax benefit primarily related to the resolution of prior years’ tax items, and a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income. The effective tax rate for the nine months ended September 30, 2006, reflected higher tax expense due to uncertainty regarding the Company’s ability to obtain tax benefits for certain expenses attributable to foreign subsidiaries and a relatively low effective tax rate benefit on credit losses in Taiwan. These items were offset by the favorable impacts of a net interest receivable from the IRS, finalization of the 2005 U.S. federal tax return, adjustment of 2006 estimated state taxes, and a relatively low effective rate on the sale of the Company’s card and merchant-related activities in Brazil.

Discontinued Operations

(Loss) Income from discontinued operations, net of tax, was ($28) million and $69 million for the nine months ended September 30, 2007 and 2006, respectively. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2007, primarily related to AEB’s results which included compliance-related remediation costs and regulatory and legal expense, as well as businesses disposed of in previous years. Income from discontinued operations, net of tax, for the nine months ended September 30, 2006, reflected AEB results, including a gain from the sale of its investment in Egyptian American Bank and a loss related to the sale of its international banking activities in Brazil, as well as a tax benefit related to Ameriprise upon finalization of the Company’s 2005 U.S. federal tax return and costs related to businesses disposed of in previous years.

Outlook

The Company has economically hedged a substantially smaller percentage of its expected interest rate exposure for 2007 and beyond, as compared to 2006. Specifically, fixed rate debt and hedges within the U.S. card business declined by $11 billion at the end of 2006. The effective funding rate on this amount was 3.2 percent in 2006. It was replaced with funding based on higher short-term rates, resulting in approximately $180 million of incremental interest expense during the nine months ended September 30, 2007, solely related to the reduction in fixed-rate debt and hedges.

The interest expense level for the fourth quarter is dependent upon the interest rate and credit market environment. The reduction in the Federal Reserve Board’s targeted Fed funds rate in September has caused a reduction, compared to the first nine months of the year, in the LIBOR rate that acts as a benchmark for a significant portion of the Company’s borrowings. The Company’s all-in cost of borrowing reflects both the movement in benchmark rates, such as LIBOR, as well as credit spreads. The Company’s credit spreads remain wider (greater) than in the first nine months of the year, as is the case for issuers across debt rating classes. If current conditions remain constant, the incremental interest expense level for the fourth quarter solely related to the funding that replaced the fixed-rate debt and hedges would be in line with prior quarters. Within the portion of the Company’s remaining unhedged debt, if current conditions remain constant, the Company does not expect to incur incremental interest expense during the fourth quarter as current borrowing rates are generally consistent with rates in effect during the fourth quarter of last year.

The Company’s results for the nine months of 2007 show an unfavorable comparison to 2006 in part due to the Company experiencing unusually low write-off rates in 2006 resulting from the change in U.S. bankruptcy laws in late 2005, as well as the strong loan growth in 2007. In light of some signs of stress within aspects of the credit environment, the Company continues to carefully monitor trends as it moves forward.

As previously described in the Critical Accounting Policies section of the Company’s 2006 Annual Report, the Company indicated that it continually evaluates its Membership Rewards methodology and assumptions taking into consideration developments in redemption patterns, costs per point redeemed, and other factors. Given the continued evolution of the Company’s reward programs, the increasing emphasis on such programs by the Company and the consequent changes in cardmember behavior (including expected increased use of reward programs), the Company is currently evaluating enhancements to its method of estimating its liability for its Membership Rewards program. This evaluation includes the consideration of actuarial techniques to estimate future redemption rates. In October 2007, the Company retained a third-party consultant to assist in this evaluation and expects it to be completed in the fourth quarter 2007. This could result in a significant increase to the Membership Rewards reserve.

Subsequent Event

On November 7, 2007, the Company announced that it had entered into an agreement with Visa, Inc., Visa USA, and Visa International (collectively Visa) to remove Visa and certain of its member banks as defendants in the Company’s lawsuit against MasterCard International, Inc., Visa and their member banks. The agreement is subject to the approval of Visa’s member banks.  Under terms of the settlement agreement reached with Visa, the Company will receive an aggregate maximum payment of $2.25 billion.  An initial payment of $1.13 billion ($700 million after-tax) will be recorded as a reduction to operating expenses by the Company upon approval of the agreement by Visa’s member banks. The remainder, payable in installments of up to $70 million ($43 million after-tax) per quarter over the next four years, is subject to achieving certain quarterly performance criteria within the U.S. Global Network Services business of the Company.  The Company will also incur litigation expenses related to the settlement.

In consideration of the proceeds to be received from the settlement, the Company will likely take affirmative steps to make incremental investments in marketing, promotion, rewards, cardmember services and other business building initiatives designed to capitalize on competitive opportunities in the payments industry at a time when some competitors are pulling back. In addition, the Company expects to make incremental contributions to the American Express Foundation, which will support the Company’s ongoing philanthropic activities.

The aggregate cost associated with the above mentioned settlement-related litigation expenses, incremental investments in marketing, promotion, rewards, cardmember services and other business building initiatives, and incremental contributions to the American Express Foundation, along with the potential increase to the Company’s Membership Rewards reserve could represent a significant portion of the Visa settlement amount expected to be recognized in the fourth quarter 2007.

Consolidated Liquidity and Capital Resources

Capital Strategy

The Company believes allocating capital to growing businesses with a return on risk-adjusted equity in excess of its cost of capital will generate shareholder value. The Company retains sufficient earnings and other capital generated to satisfy growth objectives and, to the extent capital exceeds business needs, returns excess capital to shareholders. Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 33 to 36 percent ROE and at least 8 percent growth in revenues net of interest expense, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements. During the nine months ended September 30, 2007, the Company paid $536 million in dividends and continued share repurchases as discussed below. Including share repurchases and dividends, during the three and nine months ended September 30, 2007, the Company returned approximately 84 percent and 85 percent, respectively, of total capital generated to shareholders. On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 70 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding. The Company repurchases its common shares primarily by open market purchases. During the nine months ended September 30, 2007, the Company purchased 46 million common shares at an average price of $59.94. There are approximately 118 million shares remaining at September 30, 2007, under authorizations to repurchase shares approved by the Company’s Board of Directors. For additional information regarding the Company’s share repurchases during the three months ended September 30, 2007, see Item 2(c) in Part II below.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the nine months ended September 30, 2007 and 2006, primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by fluctuations in other operating assets and liabilities (including the Membership Rewards liability) for the nine months ended September 30, 2007. These accounts vary significantly in the normal course of business due to the amount and timing of various payments. For the nine months ended September 30, 2007, cash was also provided by trading securities activity.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include the funding of cardmember loans and receivables and the Company’s Available-for-Sale investment portfolio.

For the nine months ended September 30, 2007 and 2006, net cash was used in investing activities primarily due to net increases in cardmember receivables and loans.

Cash Flows from Financing Activities

The Company’s financing activities primarily include the issuance of debt and taking customer deposits in addition to sales of investment certificates. The Company also regularly repurchases its common shares.

For the nine months ended September 30, 2007 and 2006, net cash was provided by financing activities primarily due to a net increase in debt, partially offset by a net decrease in customers’ deposits and share repurchase activity.

Financing Activities

The Company’s funding needs are met primarily through the issuances of commercial paper, bank notes, customer deposits, medium-term notes, senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, and credit lines. In total, for the Company, short-term debt at September 30, 2007, increased $206 million from December 31, 2006, due to an increase in commercial paper issued through American Express Credit Corporation (Credco), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of the Parent Company, offset by a decrease in bank notes at American Express Centurion Bank, (AECB), a wholly-owned subsidiary of TRS, and American Express Bank, FSB (FSB), a wholly-owned subsidiary of TRS. Long-term debt at September 30, 2007, increased $11.3 billion from December 31, 2006, primarily as a result of the increase in medium-term notes to fund growth in the business.

At September 30, 2007, the Parent Company had an unspecified amount of debt and equity securities, and Credco had an unspecified amount of debt, available for issuance under shelf registrations filed with the SEC. In addition, TRS, AECB, FSB, Credco, American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco, and American Express Bank Ltd. have established a program for the issuance outside the United States of debt instruments to be listed on the Luxembourg Stock Exchange. The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $10.0 billion. At September 30, 2007, $4.1 billion was outstanding under this program.

At September 30, 2007, the Company maintained committed bank lines of credit totaling $12.1 billion, of which $3.1 billion was outstanding. Credco has the right to borrow a maximum amount of $11.3 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.3 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper. This program is supported by the $1.3 billion of committed bank facility available to the Company, which expires through 2012. There was no Parent Company commercial paper outstanding during the nine months ended September 30, 2007, and no borrowings have been made under its bank credit facility.

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

Consolidation in the airline industry continues to be a possibility, both in the United States and internationally. While the Company would not expect its merchant relationships to change in the event of consolidation, it is possible that the Company’s co-brand relationships and other rewards programs might be affected if one of the Company’s partners merged with an airline that had a different co-brand partner. The Company has multiple co-brand relationships and rewards partners. The Company’s largest airline co-brand partner is Delta Air Lines. American Express’ Delta SkyMiles Credit Card co-brand portfolio accounts for less than 10 percent of the Company’s worldwide billed business and less than 15 percent of worldwide managed lending receivables.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, net card fees and other	$2,632	$2,358	$7,688	$6,940
Cardmember lending finance revenue	1,224	928	3,458	2,416
Securitization income:
Excess spread, net (excluding servicing fees)(a)	264	279	821	809
Servicing fees	108	100	311	306
Gains on sales from securitizations(b)	20	5	49	27
Securitization income, net	392	384	1,181	1,142
Total revenues	4,248	3,670	12,327	10,498
Interest expense
Cardmember lending	402	260	1,078	669
Charge card and other	257	207	736	558
Revenues net of interest expense	3,589	3,203	10,513	9,271
Expenses
Marketing, promotion, rewards and cardmember services	1,191	1,117	3,401	3,225
Human resources and other operating expenses	848	805	2,483	2,351
Total	2,039	1,922	5,884	5,576
Provisions for losses	638	442	1,859	1,095
Pretax segment income	912	839	2,770	2,600
Income tax provision	320	281	954	921
Segment income	$592	$558	$1,816	$1,679

(a)

Excess spread is the net positive cash flow from interest and fee collections allocated to the investor’s interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses. Also included are the previously mentioned $48 million gain related to the remeasurement of the interest-only (I/O) strip assets due to the adoption of SFAS No. 155 and the changes in the fair value of the I/O strip asset during the nine months ended September 30, 2007. The nine months ended September 30, 2006, included a $33 million reduction related to higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers.

(b)

Excludes $47 million and $(18) million for the three months ended September 30, 2007, and $13 million and $(15) million for the three months ended September 30, 2006, of impact from cardmember loan sales and maturities, respectively, reflected in provisions for losses. Excludes $114 million and $(84) million for the nine months ended September 30, 2007, and $83 million and $(104) million for the nine months ended September 30, 2006, of impact from cardmember loan sales and maturities, respectively, reflected in provisions for losses.

U.S. Card Services

Selected Statistical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business	$94.2	$83.4	$274.0	$242.6
Total cards-in-force (millions)	42.9	39.9	42.9	39.9
Basic cards-in-force (millions)	31.8	29.5	31.8	29.5
Average basic cardmember spending (dollars)	$2,986	$2,852	$8,844	$8,471
U.S. Consumer Travel:
Travel sales	$0.7	$0.6	$2.3	$1.8
Travel commissions and fees/sales	8.5%	8.5%	8.0%	8.4%
Total segment assets	$79.0	$66.6	$79.0	$66.6
Segment capital	$4.5	$4.5	$4.5	$4.5
Return on segment capital(a)	50.5%	46.6%	50.5%	46.6%
Cardmember receivables:
Total receivables	$19.4	$18.2	$19.4	$18.2
90 days past due as a % of total	3.9%	3.5%	3.9%	3.5%
Net loss ratio as a % of charge volume	0.34%	0.33%	0.30%	0.27%
Cardmember lending – owned basis (b):
Total loans	$40.0	$29.3	$40.0	$29.3
30 days past due loans as a % of total	3.1%	2.7%	3.1%	2.7%
Average loans	$38.6	$28.6	$35.9	$26.4
Net write-off rate	3.7%	3.1%	3.7%	2.9%
Net finance revenue(c)/average loans	8.5%	9.2%	8.9%	8.8%
Cardmember lending – managed basis (d):
Total loans	$61.5	$49.5	$61.5	$49.5
30 days past due loans as a % of total	2.9%	2.6%	2.9%	2.6%
Average loans	$60.0	$48.7	$56.6	$46.9
Net write-off rate	3.7%	3.0%	3.7%	2.8%
Net finance revenue(c)/average loans	8.9%	9.3%	9.1%	9.1%

(a)	Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(c)	Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $592 million for the three months ended September 30, 2007, a $34 million or 6 percent increase from $558 million for the same period a year ago. For the nine months ended September 30, 2007, U.S. Card Services reported segment income of $1.8 billion, a $137 million or 8 percent increase from $1.7 billion for the same period a year ago.

Revenues net of interest expense increased $386 million or 12 percent and $1.2 billion or 13 percent for the three and nine months ended September 30, 2007, respectively, due to higher cardmember lending finance revenue and increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other of $2.6 billion and $7.7 billion for the three and nine months ended September 30, 2007, respectively, rose $274 million or 12 percent and $748 million or 11 percent from the same periods a year ago, largely due to increases in billed business volumes. For the three months ended September 30, 2007, discount revenue, net card fees and other also reflected higher other commissions and fees and greater net card fees. For the nine months ended September 30, 2007, discount revenue, net card fees and other reflected higher interest income on the Company’s loan to Delta as previously discussed. The 13 percent increase in billed business for both the three and nine months ended September 30, 2007, reflected a 5 percent and 4 percent increase in average spending per proprietary basic card for the three and nine months ended September 30, 2007, respectively, and an 8 percent growth in basic cards-in-force for both the three and nine months ended September 30, 2007. Within the U.S. consumer business, billed business grew 12 percent and small business volumes rose 15 percent during both the three and nine months ended September 30, 2007, respectively. Cardmember lending finance revenue increased $296 million or 32 percent and $1.0 billion or 43 percent as compared to the same periods a year ago to $1.2 billion and $3.5 billion for the three and nine months ended September 30, 2007, respectively, primarily due to 35 percent and 36 percent growth in the average lending balances, a higher portfolio yield during the nine months ended September 30, 2007, in addition to the previously mentioned negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and certain associated payment waivers during the nine months ended September 30, 2006. Cardmember lending interest expense of $402 million and $1.1 billion for the three and nine months ended September 30, 2007, respectively, increased $142 million or 55 percent and $409 million or 61 percent as compared to a year ago, reflecting higher debt funding levels in support of growth in loan balances and a higher effective cost of funds. Charge card and other interest expense rose $50 million or 24 percent and $178 million or 32 percent to $257 million and $736 million during the three and nine months ended September 30, 2007, respectively, due to higher effective funding costs and debt funding levels in support of greater receivable balances.

Expenses increased $117 million or 6 percent and $308 million or 6 percent for the three and nine months ended September 30, 2007, respectively, primarily due to higher marketing, promotion, rewards and cardmember services costs and greater human resources and other operating expenses. Expenses for the nine months ended September 30, 2007 included $13 million of reengineering costs related primarily to ongoing restructuring activities in the U.S. card businesses. There were no reengineering costs for the three months ended September 30, 2007 and for the three months and nine months ended September 30, 2006.

Marketing, promotion, rewards and cardmember services expenses of $1.2 billion and $3.4 billion for the three and nine months ended September 30, 2007, respectively, increased $74 million or 7 percent and $176 million or 5 percent due to higher volume-driven reward costs, partially offset by lower marketing and promotion expenses. The nine months ended September 30, 2006, included a $106 million charge associated with certain adjustments to the Membership Rewards reserve model in the United States. Human resources and other operating expenses of $848 million and $2.5 billion for the three and nine months ended September 30, 2007, respectively, increased $43 million or 5 percent and $132 million or 6 percent from a year ago. The increase was due to higher technology and volume-related operating expenses for both periods. For the nine months ended September 30, 2007, human resources and other operating expenses also reflected the previously discussed pension-related gain of $36 million and the reclassification to revenues of certain card acquisition-related costs beginning in the third quarter of 2006.

Provisions for losses of $638 million and $1.9 billion for the three and nine months ended September 30, 2007, respectively, increased $196 million or 44 percent and $764 million or 70 percent due to the impact of strong loan and volume growth and increased write off and delinquency rates within the lending portfolio, which have risen from the unusually low rates in 2006 that followed the enactment of the October 2005 U.S. bankruptcy legislation.

The effective tax rate was 35 percent and 34 percent for the three and nine months ended September 30, 2007, respectively, and 33 percent and 35 percent for the three and nine months ended September 30, 2006. The effective tax rate during the three months ended September 30, 2007, reflected $18 million of the tax benefit discussed previously, while the effective tax rate for the nine months ended September 30, 2007, reflected an additional $56 million in tax benefits.

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

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,632	$2,358	$7,688	$6,940
Securitization adjustments(a)	67	51	234	143
Managed discount revenue, net card fees and other	$2,699	$2,409	$7,922	$7,083

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,224	$928	$3,458	$2,416
Securitization adjustments(a)	821	749	2,302	2,208
Managed finance revenue	$2,045	$1,677	$5,760	$4,624

Securitization income, net:
Reported for the period (GAAP)	$392	$384	$1,181	$1,142
Securitization adjustments(a)	(392)	(384)	(1,181)	(1,142)
Managed securitization income, net	$—	$—	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$402	$260	$1,078	$669
Securitization adjustments(a)	302	274	849	778
Managed cardmember lending interest expense	$704	$534	$1,927	$1,447

Provisions for losses:
Reported for the period (GAAP)	$638	$442	$1,859	$1,095
Securitization adjustments(a)	226	144	608	397
Managed provisions for losses	$864	$586	$2,467	$1,492

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased $290 million or 12 percent and $839 million or 12 percent as compared to the same periods a year ago to $2.7 billion and $7.9 billion for the three and nine months ended September 30, 2007, respectively, largely due to increases in billed business volumes, higher other commissions and fees, and greater net card fees. In addition, for the nine months ended September 30, 2007, the increase reflects higher interest income on the Company’s loan to Delta as previously discussed. Cardmember lending finance revenue rose $368 million or 22 percent and $1.1 billion or 25 percent to $2.0 billion and $5.8 billion for the three and nine months ended September 30, 2007, respectively, primarily due to 23 percent and 21 percent growth in the average managed lending balances as compared to a year ago. For the nine months ended September 30, 2007, the increase also reflected a higher portfolio yield and the negative impact of higher than anticipated cardmember completion of consumer debt repayment programs and associated payment waivers a year ago.

Cardmember lending interest expense increased $170 million or 32 percent and $480 million or 33 percent as compared to a year ago to $704 million and $1.9 billion for the three and nine months ended September 30, 2007, respectively, due to 23 percent and 21 percent growth in average managed lending balances during the three and nine months ended September 30, 2007, respectively, and a higher cost of funds.

Provisions for losses increased $278 million or 47 percent and $975 million or 65 percent to $864 million and $2.5 billion for the three and nine months ended September 30, 2007, respectively, reflecting strong loan and volume growth and higher write-off and delinquency rates within the lending portfolio, which have risen after the unusually low rates that followed the enactment of the October 2005 U.S. bankruptcy legislation.

International Card Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, net card fees and other	$953	$819	$2,681	$2,521
Cardmember lending finance revenue	353	286	996	842
Total revenues	1,306	1,105	3,677	3,363
Interest expense
Cardmember lending	126	99	355	288
Charge card and other	66	54	180	136
Revenues net of interest expense	1,114	952	3,142	2,939
Expenses
Marketing, promotion, rewards and cardmember services	354	247	928	829
Human resources and other operating expenses	453	387	1,324	1,232
Total	807	634	2,252	2,061
Provisions for losses	197	197	592	642
Pretax segment income	110	121	298	236
Income tax (benefit) provision	(30)	15	(61)	(8)
Segment income	$140	$106	$359	$244

International Card Services

Selected Statistical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business	$24.7	$21.4	$69.8	$62.6
Total cards-in-force (millions)	15.8	15.5	15.8	15.5
Basic cards-in-force (millions)	11.2	11.1	11.2	11.1
Average basic cardmember spending (dollars)	$2,209	$1,908	$6,257	$5,400

International Consumer Travel
Travel sales (millions)	$283	$247	$803	$671
Travel commissions and fees/sales	8.8%	8.3%	8.6%	8.8%
Total segment assets	$20.8	$18.6	$20.8	$18.6
Segment capital	$2.0	$1.9	$2.0	$1.9
Return on segment capital(a)	24.4%	16.8%	24.4%	16.8%
Cardmember receivables:
Total receivables	$6.1	$5.5	$6.1	$5.5
90 days past due as a % of total	1.8%	2.6%	1.8%	2.6%
Net loss ratio as a % of charge volume	0.26%	0.27%	0.28%	0.26%
Cardmember lending:
Total loans	$10.5	$9.0	$10.5	$9.0
30 days past due loans as a % of total	2.7%	3.1%	2.7%	3.1%
Average loans	$10.2	$8.9	$9.8	$8.7
Net write-off rate	5.5%	5.9%	5.7%	5.9%
Net finance revenue(b)/average loans	8.9%	8.3%	8.8%	8.5%

(a)	Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)	Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

International Card Services reported segment income of $140 million for the three months ended September 30, 2007, a $34 million or 32 percent increase from $106 million for the same period a year ago. For the nine months ended September 30, 2007, International Card Services reported segment income of $359 million, a $115 million or 47 percent increase from $244 million for the same period a year ago.

Revenues net of interest expense increased $162 million or 17 percent and $203 million or 7 percent for the three and nine months ended September 30, 2007, respectively, due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $953 million and $2.7 billion for the three and nine months ended September 30, 2007, respectively, rose $134 million or 16 percent and $160 million or 6 percent as compared to a year ago, driven primarily by the higher level of card spending and an increase in other revenues. In addition, net card fees for the three months ended September 30, 2007, increased from the same period a year ago. For the nine months ended September 30, 2007, the increase was partially offset by lower commissions and fees and decreased card-related fees due to the reclassification of certain card-related acquisition costs effective July 1, 2006, as previously mentioned. Growth for the nine months ended September 30, 2007, was also suppressed by the impact of the sales of card-related activities in Brazil, Malaysia, and Indonesia during 2006. The 15 percent and 12 percent increase in billed business for the three and nine months ended September 30, 2007, respectively, reflected a 16 percent increase in average spending per proprietary basic card, and a 2 percent increase in total cards-in-force in both periods.

For the three and nine months ended September 30, 2007, assuming no changes in foreign currency exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia, billed business increased 8 percent in both periods and average spending per proprietary basic card-in-force increased 7 percent for both periods. All of the Company’s major geographic regions experienced high single-digit to mid double-digit growth.

Cardmember lending finance revenue of $353 million and $996 million for the three and nine months ended September 30, 2007, respectively, rose $67 million or 23 percent and $154 million or 18 percent as compared to the same period a year ago, primarily due to 15 percent and 13 percent growth in average lending balances and higher portfolio yield. Cardmember lending interest expense increased $27 million or 27 percent and $67 million or 23 percent to $126 million and $355 million for the three and nine months ended September 30, 2007, respectively, and charge card and other interest expense increased $12 million or 22 percent and $44 million or 32 percent to $66 million and $180 million for the three and nine months ended September 30, 2007, respectively, due to higher debt funding levels in support of growth in loan and receivable balances, respectively, and higher effective costs of funds.

Expenses of $807 million and $2.3 billion increased $173 million or 27 percent and $191 million or 9 percent for the three and nine months ended September 30, 2007, respectively, due to higher marketing, promotion, rewards and cardmember services costs and increased human resources and other operating expenses. Expenses for the nine months ended September 30, 2007 and 2006, included $7 million and $28 million, respectively, of reengineering costs, related principally to ongoing restructuring activities in the international payments business in both periods.

Marketing, promotion, rewards and cardmember services expenses of $354 million and $928 million for the three and nine months ended September 30, 2007, respectively, increased $107 million or 43 percent and $99 million or 12 percent as compared to the same period a year ago, reflecting greater volume-related rewards costs and higher marketing and promotion expenses. The nine months ended September 30, 2006, included the $56 million charge associated with certain adjustments made to the Membership Rewards reserve model outside the United States. Human resources and other operating expenses increased $66 million or 17 percent and $92 million or 7 percent to $453 million and $1.3 billion for the three and nine months ended September 30, 2007, respectively, due to higher human resources and other operating expenses, which reflected a $23 million gain during 2006 related to the sales of the Company’s card-related activities in Malaysia and Indonesia. For the nine months ended September 30, 2007, the increase in human resources and other operating expenses reflected a $91 million gain during 2006 related to the sale of card-related activities in Brazil, partially offset by the previously discussed pension-related gain during the first quarter of 2007.

Provisions for losses were unchanged for the three months ended September 30, 2007 as lower write-off and past due rates were offset by higher volumes and lending balances. For the nine months ended September 30, 2007, provisions for losses decreased $50 million or 8 percent to $592 million due to lower write-off and past due rates and lower provisions related to Taiwan, partially offset by higher volumes and lending balances.

The effective tax rate was negative 27 percent and negative 20 percent for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 12 percent and negative 3 percent for the three and nine months ended September 30, 2006. International Card Services includes a tax benefit, which is likely to continue, since the Company’s internal tax allocation process provides this segment with the consolidated benefit related to its ongoing funding activities outside the United States. The tax benefit for the three months ended September 30, 2007, also included a $17 million tax benefit related to the resolution of prior years’ items as discussed previously. The nine months ended September 30, 2007, also included several small favorable items primarily related to the finalization of prior years’ tax returns and settlements with tax authorities. The effective tax rate for the three month period ended September 30, 2006, also reflected a relatively low tax benefit associated with credit losses in Taiwan and the overall impact of International Cards Services’ global mix of earnings. The effective tax rate for the nine month period ended September 30, 2006, also reflected a relatively low effective tax rate on the sale of the Company’s card activities in Brazil.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, net card fees and other	$1,180	$1,045	$3,488	$3,180
Interest expense
Charge card and other	116	96	347	262
Revenues net of interest expense	1,064	949	3,141	2,918
Expenses
Marketing, promotion, rewards and cardmember services	86	80	252	244
Human resources and other operating expenses	749	678	2,181	2,043
Total	835	758	2,433	2,287
Provisions for losses	42	34	108	82
Pretax segment income	187	157	600	549
Income tax provision	52	52	174	189
Segment income	$135	$105	$426	$360

Global Commercial Services

Selected Statistical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Card billed business	$29.9	$26.2	$89.9	$79.3
Total cards-in-force (millions)	6.8	6.6	6.8	6.6
Basic cards-in-force (millions)	6.8	6.6	6.8	6.6
Average basic cardmember spending (dollars)	$4,389	$3,974	$13,316	$12,098

Global Corporate Travel
Travel sales	$4.9	$4.3	$15.0	$13.9
Travel commissions and fees/sales	8.0%	8.3%	7.7%	8.0%
Total segment assets	$21.8	$18.6	$21.8	$18.6
Segment capital	$2.2	$2.0	$2.2	$2.0
Return on segment capital(a)	26.2%	27.6%	26.2%	27.6%
Cardmember receivables:
Total receivables	$12.5	$10.9	$12.5	$10.9
90 days past due as a % of total	1.6%	1.7%	1.6%	1.7%
Net loss ratio as a % of charge volume	0.11%	0.09%	0.10%	0.09%

(a)	Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Global Commercial Services reported segment income of $135 million for the three months ended September 30, 2007, a $30 million or 29 percent increase from $105 million for the same period a year ago. For the nine months ended September 30, 2007, Global Commercial Services reported segment income of $426 million, a $66 million or 18 percent increase from $360 million for the same period a year ago.

Revenues net of interest expense increased $115 million or 12 percent and $223 million or 8 percent for the three and nine months ended September 30, 2007, respectively, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.2 billion and $3.5 billion for the three and nine months ended September 30, 2007, respectively, rose $135 million or 13 percent and $308 million or 10 percent for the same period compared to a year ago, driven primarily by the higher level of card spending, greater travel revenues and an increase in other commissions and fees. Nine months ended September 30, 2007, also reflected an increase in other revenues. The 14 percent and 13 percent increase in billed business for the three and nine months ended September 30, 2007, respectively, reflected a 10 percent increase in average spending per proprietary basic card and a 3 percent increase in total cards-in-force in both periods.

For the three and nine months ended September 30, 2007, assuming no changes in foreign currency exchange rates and excluding the impact of the sales in Brazil, Malaysia, and Indonesia, billed business increased 11 percent and 12 percent, respectively, and average spending per proprietary basic card-in-force increased 7 percent and 6 percent, respectively.

Charge card and other interest expense increased $20 million or 21 percent and $85 million or 32 percent to $116 million and $347 million for the three and nine months ended September 30, 2007, respectively, due to higher debt funding levels in support of growth in receivable balances and higher effective costs of funds.

Expenses of $835 million and $2.4 billion increased $77 million or 10 percent and $146 million or 6 percent for the three and nine months ended September 30, 2007, respectively, primarily due to higher human resources and other operating expenses. Expenses for the three months ended September 30, 2007 and 2006, included $9 million and $10 million, respectively, of reengineering costs, related primarily to ongoing restructuring activities in the corporate travel business. Expenses for the nine months ended September 30, 2007 and 2006, included $20 million and $34 million, respectively, of reengineering costs, of which $19 million and $24 million were restructuring-related activities primarily in the corporate travel business in both periods.

Human resources and other operating expenses increased $71 million or 10 percent and $138 million or 7 percent to $749 million and $2.2 billion for the three and nine months ended September 30, 2007, respectively, due to higher human resources and occupancy and equipment expenses, which reflected a $10 million gain during 2006 related to the sale of the Company’s card-related activities in Malaysia and Indonesia, and the acquisition of Farrington American Express Travel Services Ltd. during the current period. For the nine months ended September 30, 2007, the increase in human resources and other operating expenses reflected a $28 million gain during 2006 related to the sales of card-related activities in Brazil, and the acquisition of Harbor Payments Inc. during the fourth quarter of 2006, partially offset by the previously discussed pension-related gain of $19 million during the first quarter of 2007.

Provisions for losses increased $8 million or 24 percent and $26 million or 32 percent to $42 million and $108 million for the three and nine months ended September 30, 2007, respectively, due to higher volumes and loss rates for both periods.

The effective tax rate was 28 percent and 29 percent for the three and nine months ended September 30, 2007, respectively. The effective tax rate was 33 percent and 34 percent for the three and nine months ended September 30, 2006. The effective tax rate for both the three and nine months ended September 30, 2007, reflected $9 million of the tax benefit discussed previously while the effective tax rate for the nine months ended September 30, 2007, reflected an additional $9 million in tax benefits.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2007	2006	2007	2006
Revenues
Discount revenue, fees and other	$902	$773	$2,589	$2,223
Interest expense
Cardmember lending	(33)	(25)	(92)	(69)
Other	(45)	(43)	(142)	(136)
Revenues net of interest expense	980	841	2,823	2,428
Expenses
Marketing and promotion	151	118	430	393
Human resources and other operating expenses	417	390	1,199	1,101
Total	568	508	1,629	1,494
Provisions for losses	23	19	13	43
Pretax segment income	389	314	1,181	891
Income tax provision	123	102	413	313
Segment income	$266	$212	$768	$578

Global Network & Merchant Services

Selected Statistical Information

	Three Months Ended September 30,		Nine Months Ended September 30,
(Billions, except percentages and where indicated)	2007	2006	2007	2006
Global Card billed business(a)	$162.5	$140.3	$469.8	$408.0
Global Network & Merchant Services:
Total segment assets	$4.6	$5.1	$4.6	$5.1
Segment capital	$1.1	$1.3	$1.1	$1.3
Return on segment capital(b)	84.7%	57.9%	84.7%	57.9%
Global Network Services:
Card billed business	$14.1	$9.7	$36.9	$23.9
Total cards-in-force (millions)	19.2	14.5	19.2	14.5

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

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Global Network & Merchant Services reported segment income of $266 million for the three months ended September 30, 2007, a $54 million or 25 percent increase from $212 million for the same period a year ago. For the nine month period ended September 30, 2007, Global Network & Merchant Services reported segment income of $768 million, a $190 million or 33 percent increase from the same period a year ago.

Revenues net of interest expense grew $139 million or 17 percent and $395 million or 16 percent for the three and nine months ended September 30, 2007, respectively, to $980 million and $2.8 billion, due to increased discount revenue, fees and other revenues and a higher interest expense credit that recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related fees, primarily from the 16 percent and 15 percent increase in global card billed business for the three and nine months ended September 30, 2007 and 2006, respectively, as well as higher global network services-related revenues. The nine months ended September 30, 2007, reflected the completion in 2006 of independent operator agreements in Brazil, Malaysia, and Indonesia.

Expenses increased $60 million or 12 percent and $135 million or 9 percent to $568 million and $1.6 billion for the three and nine months ended September 30, 2007, respectively, reflecting higher marketing and promotion expenses and an increase in human resources and other operating expenses.

Marketing and promotion expenses of $151 million and $430 million for the three and nine months ended September 30, 2007, respectively, increased $33 million or 28 percent and $37 million or 9 percent as compared to the same period a year ago, reflecting an increase in brand and partner-related advertising costs. Human resources and other operating expenses of $417 million and $1.2 billion for the three and nine months ended September 30, 2007, respectively, increased $27 million or 7 percent and $98 million or 9 percent, primarily due to greater human resources and volume-related expenses. The increase in human resources and other operating expenses during the nine months ended September 30, 2007, was partially offset by the $5 million pension-related gain previously discussed. The nine months ended September 30, 2007 and 2006, included a $27 million gain related to the sale of the Company’s merchant-related activities in Russia, and the $25 million gain related to the sale of the Company’s merchant-related activities in Brazil, respectively.

Provisions for losses of $23 million increased $4 million or 21 percent for the three months ended September 30, 2007, due to an increase in merchant-related reserves, primarily driven by higher volumes. Provisions for losses of $13 million decreased $30 million or 70 percent for the nine months ended September 30, 2007, due to a reduction in merchant-related reserves, primarily related to airlines.

The effective tax rate was 32 percent for both the three month periods ended September 30, 2007 and 2006, and 35 percent for both the nine month periods ended September 30, 2007, and 2006. The effective tax rate during the three and nine months ended September 30, 2007, reflected $22 million of the tax benefit discussed previously.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2007 and 2006

Corporate & Other had net expense of $59 million and $160 million for the three and nine months ended September 30, 2007, respectively, compared with net expense of $47 million and $145 million for the same period a year ago. The expense for the three months ended September 30, 2007, reflected the $41 million after-tax charge related to the sale of certain AEIDC securities and the reclassification of the AEIDC investment portfolio from available-for-sale to the trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. The expense for the nine months ended September 30, 2007, reflected the AEIDC charge as discussed above, as well as the reserve established for regulatory and legal exposures and $6 million ($4 million after-tax) of reengineering costs. The expense for the nine months ended September 30, 2006, included $22 million ($14 million after-tax) of reengineering expenses.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective. There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions are intended to identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:  the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the actual amount spent by the Company in the fourth quarter of 2007 on marketing, promotion, rewards and cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the Company’s ability to grow its business and meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the ability to issue and develop new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business including among other things, the success of the U.S. Global Network Services business in meeting the performance criteria called for by the Company’s settlement agreement with Visa; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, used to price loans and other indebtedness, as well as credit spreads in the pricing of loans and other indebtedness), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the continuation of favorable trends, including increased travel and entertainment spending, and the overall level of consumer confidence; the costs and integration of acquisitions; the underlying assumptions and expectations related to the sale of the American Express Bank Ltd. businesses proving to be inaccurate or unrealized, including, among other things, the likelihood of and expected timing for completion of the transaction, the proceeds to be received by the Company in the transaction and the transaction’s impact on the Company’s earnings; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the Internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; the Company’s ability to manage credit risk related to consumer debt, business loans, merchant bankruptcies and other credit trends and the rate of bankruptcies, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products and returns on the Company’s investment portfolios; continued uncertainty in the credit markets, and in particular the residential mortgage market (including the reset of adjustable rate mortgages in the short- to medium-term and the potential overleveraging of residential mortgage debt), which could affect debt payments by individuals and spending on card products; bankruptcies, restructurings, consolidations or similar events affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; fluctuations in foreign currency exchange rates; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; accounting changes; outcomes and costs associated with litigation and compliance and regulatory matters, including obtaining the approval of Visa’s member banks to the settlement agreement in connection with the lawsuit against Visa and MasterCard described in this report and the ultimate outcome of the litigation against MasterCard; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, and its other reports filed with the SEC.

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

Corporate Matters

In December 2003, American Express Travel Related Services Company, Inc. was named as a defendant in a shareholder derivative action purportedly filed on behalf of InfoSpace Inc. The action, captioned Dreiling v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the District of Washington. The complaint alleges that the Company violated the “short swing” liability provisions of Section 16(a) of the Securities Exchange Act of 1934, as amended, in connection with its sale of InfoSpace common stock. The plaintiff seeks disgorgement of profits from the sale of the InfoSpace shares, as well as fees and expenses. In June 2004, the Court granted American Express’ motion to dismiss the complaint without American Express’ ever having answered the complaint. In August 2006, the U.S. Court of Appeals for the Ninth Circuit reinstated the action because of certain unresolved factual disputes. The Company, while not admitting liability, has agreed in principle to resolve this matter for a total payment of $1.95 million to InfoSpace, with plaintiff’s attorneys’ fees to be paid out of those funds. This settlement has been submitted to the Court for its approval.

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. VISA USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against VISA, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from VISA and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action through September 30, 2007, TRS had voluntarily dismissed its claims against the following bank defendants:  Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank.  On November 7, 2007, the Company announced that it had entered into an agreement with Visa Inc., Visa USA and Visa International to drop Visa as a defendant in the lawsuit.  Under the terms of the settlement agreement, American Express has also agreed to voluntarily dismiss its claims against the following individual banks and financial institutions:  Capital One F.S.B., Capital One Bank, Capital One Financial Corp., Chase Bank USA, N.A., JPMorgan Chase & Co., New American Capital, Inc., Washington Mutual Bank, U.S. Bank, N.A., U.S. Bancorp, Wells Fargo & Co. and Wells Fargo Bank, N.A., as well as any other Visa member bank.  In addition, under the terms of the agreement, Visa has agreed to pay a maximum amount of $2.25 billion to the Company, consisting of (i) $1.13 billion is required to be paid by Visa and its member banks not later than March 31, 2008 and (ii) sixteen additional quarterly payments of up to $70 million per quarter commencing with quarter ending March 31, 2008.  The quarterly payments are subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business.  The settlement agreement with Visa is subject to the approval of Visa USA’s member banks.  As a result of the settlement with Visa and the various individual bank defendants, MasterCard is the sole remaining defendant in the lawsuit.  Fact discovery that was conducted in connection with the lawsuit concluded on May 31, 2007, and the Court has set a trial date of September 9, 2008, with the interim period being devoted to discovery with respect to expert witnesses followed by motions asking the Court to resolve certain legal issues prior to trial.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (“SDNY”) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY, consolidated as “In re American Express

Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs have appealed the Court’s arbitration ruling. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, plaintiffs filed a motion seeking certification of a class. The Company intends to oppose plaintiffs motion for class certification, and the Company continues to believe that it has meritorious defenses and will continue to vigorously defend against the Marcus action.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified:  (1) all persons who held American Express charge cards with billing addresses in California who purchased American Express’ fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and filed an interlocutory appeal (known as a petition for a writ of mandate) of the class certification order. In June 2006, the appellate court denied jurisdiction over that interlocutory appeal. American Express also appealed the denial of its motion to compel individual arbitration of all non-California class members. In July 2007, the appellate court affirmed the denial of the motion to compel arbitration. The Company’s request for a rehearing on that issue was denied by the appellate court. The Company filed a petition for review to the California Supreme Court, which was denied in late October 2007. In the U.S. District Court for the Eastern District of New York a matter making related allegations to those raised in Hoffman is pending. That matter, captioned Environment Law Enforcement Systems v. American Express et al., had effectively been stayed pending the proceedings in the Hoffman action. In October 2006, the Court in the Environment Law action entered an order scheduling a pre-motion conference on American Express’ anticipated motion to compel arbitration for January 31, 2007. That date was extended pending the decision by the California appellate court in the Hoffman matter. The Company advised the Court in the Environment Law matter of the California appellate court’s decision in the Hoffman matter and requested that the stay of the Environment Law matter remain in effect until the Company’s petition for review of the California decision by the California Supreme Court could be considered. With the California Supreme Court now having denied the Company’s petition for review as described above, the parties expect to report to the Court on the status of the matter.

The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state’s laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys’ fees on their own behalf and on behalf of the putative class of persons similarly situated. In December 2005, the U.S. District Court for the Southern District of Florida granted final approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company’s collection and disclosure of fees assessed on transactions made in foreign currencies in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003). The settlement approved by the Court calls for the Company to (a) deposit $75 million into a fund that will be used to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys’ fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices (which it has already done). The Company had previously established reserves to cover the payment that will be made to reimburse class members and pay attorneys’ fees. The Court’s approval order enjoins all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004); and (ix) Ball v. American Express, et al., Superior Court of San Joaquin, California (filed August 2004). With the Company having reached a resolution with several who had appealed to the U.S. Court of Appeals for the Eleventh Circuit, that appeal has been dismissed and the settlement is now final.

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

The Company has paid a total of $65 million in settlement of all these matters. Of the amount paid, $60 million is attributable to the matters involving AEBI and $5 million is attributable to the matter involving TRS. The DOJ assessed a $55 million payment under the Deferred Prosecution Agreement. FinCEN assessed a civil money penalty in the amount of $25 million under its Consent Order, $15 million of which is concurrent with the DOJ payment and is therefore deemed satisfied by the payment made to the DOJ, with the remaining $10 million assessed under the FinCEN Consent Order paid to the Department of the Treasury. The Federal Reserve assessed a civil money penalty in the amount of $20 million under its Cease and Desist Order, which is concurrent with the penalty assessed by the DOJ and FinCEN and is likewise therefore deemed satisfied by the payments to the DOJ and the Department of the Treasury.

Under the Deferred Prosecution Agreement, the DOJ filed an information in the U.S. District Court for the Southern District of Florida charging AEBI with violating the Bank Secrecy Act by failing to maintain an effective anti-money laundering program. This charge will be deferred, and absent a breach of the agreement, will be dismissed after 12 months or such earlier time as described in the Deferred Prosecution Agreement, and no further prosecution relating to these matters will be brought. The Federal Reserve’s Cease and Desist Order also requires that AEBI implement certain remedial measures, which are presently underway.

Also on August 6, 2007, AEBL entered into a Written Agreement with the New York State Banking Department, the primary regulator of AEBL, under which AEBL has agreed to implement certain enhancements and remedial measures to its AML compliance program. There is no monetary fine or penalty associated with this Agreement.

In addition to resolving each of the above proceedings, the Company has committed to its consolidated supervisor, the Office of Thrift Supervision (“OTS”), that it will complete its efforts to develop and implement an enterprise-wide AML compliance program that will govern compliance throughout the American Express organization, and will ensure that each of its subsidiaries is provided with resources adequate to meet its legal and regulatory obligations. The Company will report periodically on its progress to the OTS.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2007.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

July 1-31, 2007
Repurchase program (1)	—	$—	—	133,791,623
Employee transactions (2)	4,519	$62.42	N/A	N/A

August 1-31, 2007
Repurchase program (1)	15,434,300	$59.32	15,434,300	118,357,323
Employee transactions (2)	28,909	$59.59	N/A	N/A

September 1-30, 2007
Repurchase program (1)	—	$—	—	118,357,323
Employee transactions (2)	26,472	$59.61	N/A	N/A

Total
Repurchase program (1)	15,434,300	$59.32	15,434,300
Employee transactions (2)	59,900	$59.81	N/A

(1)                            At September 30, 2007, there are approximately 118.4 million shares remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 651.6 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

AMERICAN EXPRESS COMPANY
(Registrant)

Date: November 9, 2007	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: November 9, 2007	By	/s/ Joan C. Amble
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