Form 10-K
period 2007-12-31
AMERICAN EXPRESS CO
filed 2008-02-28
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes   ☐    No  ☒

As of June 29, 2007, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $72.2 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 20, 2008, there were 1,156,087,817 common shares of the registrant outstanding.

Documents Incorporated By Reference

Parts I, II and IV: Portions of Registrant’s 2007 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 28, 2008.

TABLE OF CONTENTS

Form 10-K

Item Number

PART I*

ITEM 1.	BUSINESS

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries (“American Express,” the “Company,” “we,” “us” or “our”), is a leading global payments and travel company. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation.

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world.

During 2007, we realigned our reportable operating segments to reflect the reorganization of our businesses into two customer-focused groups—the Global Consumer Group and the Global Business-to-Business Group. Accordingly, U.S. Card Services and International Card Services are aligned within the Global Consumer Group and Global Commercial Services and Global Network & Merchant Services are aligned within the Global Business-to-Business Group.

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

2007 Highlights

Compared with 2006, we delivered:

•	revenues net of interest expense of $27.7 billion, up 10% from $25.2 billion;

•	income from continuing operations of $4.0 billion, up 12% from $3.6 billion;

•	net income of $4.0 billion up 8% from $3.7 billion;

•	diluted earnings per share based on income from continuing operations of $3.39, up 16% from $2.92;

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

•	diluted earnings per share based on net income of $3.36, up 12% from $2.99; and

•	return on average equity of 37%, compared with 35%.

This strong performance was tempered by events at the end of the year, when the Company began to feel the effects of the weakening U.S. economy as cardmember spending slowed and past-due and write-off rates in U.S. Card Services increased. These trends led us to increase credit-related reserves in the fourth quarter and to adopt a more cautious view for 2008.

For a complete discussion of our 2007 financial results, including financial information regarding each of our reportable operating segments, see pages 26 -113 of our 2007 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our reportable operating segments, and a discussion of our principal sources of revenue, see pages 26-29 and pages 72-75, respectively, of the 2007 Annual Report to Shareholders.

On September 18, 2007, we entered into an agreement to sell our international banking subsidiary, American Express Bank Ltd. (“AEBL”) and American Express International Deposit Company (“AEIDC”), a subsidiary that issues investment certificates to AEBL’s customers, to Standard Chartered PLC for the approximate value of $1.1 billion, subject to certain regulatory approvals. This transaction is described in more detail below and on pages 27-28 under the caption “Financial Review” and Note 2 to our Consolidated Financial Statements on page 80 of our 2007 Annual Report to Shareholders, which descriptions are incorporated herein by reference.

On November 7, 2007, we announced that we had entered into an agreement with Visa, Inc., Visa USA, and Visa International (collectively “Visa”) to remove Visa and certain of its member banks as defendants in the Company’s lawsuit against MasterCard International, Inc. (“MasterCard”), Visa and their member banks. The lawsuit alleges MasterCard, Visa and their member banks illegally blocked the Company from the bank-issued card business in the United States. The agreement has been approved by Visa USA’s member banks. For additional information about this settlement agreement please see “Corporate Matters” within “Legal Proceedings” below.

Products and Services

The Company’s Global Consumer Group and Global Business-to-Business Group provide a variety of products and services worldwide.

The Global Consumer Group offers a range of products and services including:

•	charge and lending (i.e., credit) card products for consumers and small businesses worldwide;

•	consumer travel services; and

•	stored value products such as Travelers Cheques and prepaid products.

The Business-to-Business Group provides, among other products and services:

•	business travel, corporate cards and other expense management products and services;

•	network services and merchant acquisition and merchant processing for the Company’s network partners and proprietary payments businesses; and

•	point-of-sale, back-office, and marketing products and services for merchants.

In certain countries we have granted licenses to partially-owned affiliates and unaffiliated entities to offer some of these products and services.

The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, large corporations, and banking and financial institutions. These products and services are sold through various channels including direct mail, the Internet, employee and independent third party sales forces and direct response advertising.

Our general purpose card network, card issuing and merchant acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”). Our Cards permit Cardmembers to charge purchases of goods and services in most countries around the world at the millions of merchants that accept cards bearing our logo. We added a net total of 8.4 million Cards in 2007, bringing total worldwide Cards-in-force to 86.4 million (including Cards issued by third parties). In 2007, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $647.3 billion.

Our business as a whole has not experienced significant seasonal fluctuations, although travel sales tend to be highest in the second and fourth quarters; Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter; American Express® Gift Card sales are highest in the months of November and December; and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Spend-Centric Model is Competitive Advantage

We believe that our “spend-centric” business model (which focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees) has significant competitive advantages. Average spending per Card, which is substantially higher for us versus our competitors, represents greater value to merchants in the form of loyal customers and higher sales. This enables us to earn a premium discount rate and thereby invest in greater value-added services for merchants and Cardmembers. As a result of the higher revenues generated from higher spending, we have the flexibility to offer more attractive rewards, other incentives to Cardmembers and targeted marketing programs for merchants, which in turn create an incentive for Cardmembers to spend more on their Cards. This business model, along with our closed loop network, in which we are both the card issuer and, in most instances, the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and Card issuing partners.

The American Express Brand

Our brand and its attributes—trust, security, integrity, quality and customer service—are key assets of the Company. We continue to focus on our brand by educating employees about these attributes and by incorporating them into our programs, products and services. Our brand has been rated one of the most valuable brands in the world in published studies, and we believe it provides us with a significant competitive advantage. We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing and promoting it. (Marketing, promotion, rewards and cardmember services expenses are reflected in each segment based on actual expenses incurred, with the exception of brand advertising, which is reflected in the Global Network & Merchant Services segment.) In addition, we place significant importance on trademarks, service marks and patents, and diligently protect our intellectual property rights around the world.

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global general-purpose charge and credit card network, which includes both proprietary Cards and Cards issued under network partnership agreements. It also manages merchant services globally, which includes signing merchants to accept Cards as well as processing and settling card transactions for those merchants. This segment also offers merchants point-of-sale and back-office products, services, and marketing programs.

Cards bearing our logo are issued by our principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), and certain of its subsidiaries, and also by third-party institutions, and are accepted on our global card network at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo are generally accepted at ATM locations worldwide that accept Cards. TRS and its subsidiaries issue the vast majority of Cards on our network.

Our Global Network Services (“GNS”) business establishes and maintains relationships with banks and other institutions around the world who issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is a critical asset in broadening the Cardmember and merchant base for our network worldwide. Our Global Merchant Services (“GMS”) business provides us with access to rich transaction data through our closed loop network, which encompasses relationships with both the Cardmember and the merchant. This capability enables us to acquire new merchants, deepen relationships with existing merchant customers, process transactions, and provide targeted marketing and other value-added services to merchants in our network.

A key asset of our network is the American Express brand, which is one of the world’s most highly recognized and respected.

Global Network Services

We have been pursuing since May 1996 a strategy, through our GNS business, of inviting U.S. banks and other institutions to issue Cards on the American Express network, building on a business strategy we had implemented successfully in a number of countries outside the United States, where we have many banks and other financial institutions issuing Cards on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we aim to broaden our Cardmember and merchant base for our network worldwide. Our GNS business has established more than 117 card issuing and/or merchant acquiring arrangements with banks and other institutions in 125 countries.

In 2007, GNS signed 12 new partners to issue Cards on the American Express network. Additionally, GNS partners launched over 140 new products during 2007, bringing the total number of American Express-branded GNS partner products to approximately 680.

GNS focuses on partnering with qualified third-party banks and other financial institutions that choose to issue Cards accepted on our global network. Although we customize our network arrangements to the particular market and our partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express® Card acceptance to merchants. We choose to partner with institutions who share a core set of attributes such as commitment to high quality standards, strong marketing expertise and compatibility with the American Express brand, and we require adherence to our product, brand and service standards.*

With approximately 680 different Card products launched on our network so far by our bank partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express® Card. GNS enables us to expand our global presence without having to invest large amounts of resources, as our GNS partners already have established attractive customer bases they can target with American Express-branded products. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 28%, and totaled 20 million Cards at the end of 2007. Outside the United States, 66% of new Cards issued in 2007 were Cards issued by one of our GNS partners. Spending on these GNS Cards has grown at a compound annual rate of 27% since 1999. Year over year spending growth in 2007 was 49%, with total spending equal to $53 billion.

*	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership.

GNS Arrangements

Although the structures and details for each of the GNS arrangements vary, all of them generate revenues for us from the Card transaction volumes they drive on the American Express network. Gross revenues we receive per dollar spent on a Card issued by a GNS partner are lower than those from our proprietary Card issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its Card issuing business, our operating expenses and credit losses are lower than those in our proprietary Card issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary Card issuing business. Because the majority of GNS costs are fixed, the GNS business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings with innovative marketing programs.

Our GNS arrangements fall into the following three main categories: Independent Operator Arrangements, Network Card License Agreements and Joint Venture Arrangements.

Independent Operator Arrangements

The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2007, we had 59 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network throughout the world, in markets in which we do not offer a proprietary local currency Card. Under this type of arrangement, the partner’s local presence and relationships help us enhance the impact of our brand in the market, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, we license our IO bank partners to issue local currency Cards in their markets, including the classic Green, Gold and Platinum American Express® Cards. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multi-national merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on merchant acquisition volume, discount revenue and, in some partnerships, royalties on net spread revenue. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing and funding Card receivables for their Cards and payables for their merchants.

We bear the risk arising from the IO partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with independent operators that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, we generally require IO partners to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of countries where we have entered into IO arrangements include Brazil, Russia, China, Ecuador, Greece, South Korea, Pakistan, Croatia, Peru, Portugal and Vietnam. In 2007, we sold our local proprietary Card issuing business in the Philippines and our local merchant acquiring business in Russia. Through our IO partnerships, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements

The second type of GNS arrangement is known as a network card license (“NCL”). At the end of 2007, we had 54 of these arrangements in place. We pursue these arrangements to increase our brand presence and gain market share in markets in which we have a proprietary Card issuing business, and in a few cases those in which we also have IO partners. In an NCL arrangement, we grant the third-party financial institution a license to issue

American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, transaction authorization, billing and credit management, is responsible for the marketing of the Cards, and designs the Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point-of-sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement that we have implemented with banks in the United States.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Cardmember spending, royalties, currency conversions and licensing fees paid by the partner and fees charged to the Card issuer based on charge volume, and our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with issuers that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, we generally require NCL issuers to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Citibank (South Dakota), N.A. and Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements

The third type of GNS arrangement is a joint venture (“JV”). We have utilized this type of arrangement in Switzerland, Belgium and several other countries. In these markets, TRS joins with a third party to establish a separate business in which TRS has a significant ownership stake. The JV typically signs new merchants to the American Express network and issues local currency Cards that carry our logo. In a JV arrangement, the JV assumes the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, card fees and net spread revenues. The economics of the JV are similar to our proprietary Card issuing business, which we discuss below under “U.S. Card Services,” and we receive a portion of the JV’s income depending on the level of our ownership interest.

GNS Business Highlights

Outside the United States, in 2007, we signed a number of agreements to enhance our presence in markets such as China, Japan, and Brazil, and further expanded our global presence into new markets.

Some of the highlights of our GNS business outside the United States in 2007 include the:

•	Launch of the Airmiles Duo product in the United Kingdom with Lloyds TSB;

•

Introduction of the ICBC Staples Corporate American Express Card, the first American Express branded co-brand corporate card in China, and the ICBC Hainan Airlines American Express Card, the first American Express branded airline co-brand card in China with our partner the Industrial and Commercial Bank of China Limited (ICBC);

•	Entry into a new card issuing partnership with China CITIC Bank and the launch of the first product under this partnership;

•	Signing of an agreement with Banco Itau, one of the leading banks in Brazil, to issue and market cards on the American Express network;

•

Entry into a new card issuing partnership with GE Consumer Finance in Japan (a Japanese subsidiary of GE Money, a unit of General Electric Company), and the launch of the first products under this partnership; and

•	Launch of the SunMiles American Express Cards, a portfolio of four new airline co-brand cards with Cyprus Airways issued by the Bank of Cyprus.

In contrast to the situation outside the United States, where banks and other qualified institutions have issued Cards on our network for many years, until 2004 no major U.S. banks had issued Cards in the United States on the American Express global network. This situation was the result of rules and policies of Visa U.S.A. and Visa International Service Association (together, “Visa”) and MasterCard Incorporated and MasterCard International, Inc. (together, “MasterCard”) in the United States, which mandated expulsion of members that issued American Express-branded Cards. No bank was willing to risk forfeiting membership in Visa and/or MasterCard (collectively, the “bankcard associations”) to issue cards on our network.

However, as a consequence of the decision in a lawsuit filed in October 1998 by the U.S. Department of Justice against Visa and MasterCard in which such rules and policies were found to violate the U.S. antitrust laws, these rules and policies were finally repealed in late 2004. The Supreme Court’s decision not to hear Visa’s and MasterCard’s appeal of the lower courts’ rulings against them cleared the way for implementation of the trial court’s order requiring the repeal of the illegal rules and policies. We view this decision as a major victory for U.S. consumers as well as U.S. banks because it opened the door to more vigorous network competition and more innovative card products and services.

For American Express, the conclusion of the litigation brought by the Justice Department meant that we were able to extend our network to other card issuers in the United States, just as we have done internationally. Building a network business in the United States that operates alongside our proprietary Card business provides us with new and substantial opportunities for growth. We have acted on this development by entering into several GNS arrangements with financial institutions in the United States, which have all launched products in the marketplace. These companies include MBNA (which subsequently merged with Bank of America), Bank of America, Citibank (South Dakota), N.A., HSBC Bank Nevada N.A., Barclays, USAA Federal Savings Bank and GE Money Bank.

Some of the highlights of our GNS business in the United States in 2007 include the:

•

Launch of the Bank of America Accolades™ American Express Card, the first premium credit card designed exclusively for Bank of America’s affluent, wealthy and ultra-wealthy clients served through Premier Banking & Investments™, The Private Bank of Bank of America, and its extension, Family Wealth Advisors; and

•	Launch of the ultra-premium Citi Chairman American Express Card.

In November 2004, we filed a lawsuit against Visa, MasterCard and certain of their member banks seeking monetary damages resulting from the illegal rules that were struck down in the U.S. Department of Justice lawsuit discussed above. On November 7, 2007, we announced that we had entered into an agreement with Visa to remove Visa and certain of its member banks as defendants in the lawsuit. Under terms of the settlement agreement reached with Visa, we will receive an aggregate maximum payment of up to $2.25 billion. MasterCard remains the sole defendant in the American Express case. (You can read more about this lawsuit and the Visa settlement in the “Legal Proceedings” section of this report below.)

Global Merchant Services

We operate a GMS business, which includes signing merchants to accept Cards, accepting and processing Card transactions, and paying merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide point-of-sale and back-office products and services and marketing programs to merchants, leveraging the capabilities provided by our closed loop structure.

Our objective is for Cardmembers to be able to use the Card wherever and however they desire, as well as to increase merchant coverage in key geographic areas and in selected new industries that have not traditionally accepted general purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales agents, strategic alliances with banks and processors, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., merchants desiring to accept the Card contacting us directly). As discussed in the “Global Network Services” section, our IO partners and joint ventures add new local merchants to the American Express network outside the United States.

Since the early 1990s, we have significantly expanded the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. In recent years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2007, U.S. non-travel and entertainment billings represented over 69% of the U.S. billed business on American Express® Cards. This shift resulted from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers’ needs.

During 2007, we continued our efforts to encourage consumers to use the Card for everyday spending. We increased the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, mass transit, healthcare and recurring billing merchants.

In addition, we also continued our drive to bring Card acceptance to industries where cash or checks are the predominant form of payment, including payments for residential rent, residence/destination clubs and private jet travel. In addition, we have made headway in promoting Card acceptance for Business-to-Business payments in industries such as pharmaceuticals, wholesale foods and consumer packaged goods. As we penetrate these industries, there is the potential to increase our average Cardmember spending.

Globally, acceptance of general purpose charge and credit cards continues to increase, including among merchants in industries that have not traditionally accepted charge and credit cards. As in prior years, during 2007, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Management estimates that, as of the end of 2007, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general purpose charge and credit card spending, and our international merchant network as a whole accommodated approximately 80% of our Cardmembers’ general purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general purpose credit and charge cards accepted American Express® Cards.

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us from the merchant.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that Card issuers receive for transactions charged on our network with Cards that they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the Card issuer generates a return to us. Where we are the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an individually negotiated issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as Visa and MasterCard, there is no collectively-set interchange rate on the American Express network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions act as Card issuers (the “NCL Model”):

The merchant discount rate that we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other networks. We deliver greater value to the merchant through higher spending Cardmembers relative to cards issued on competing card networks, the overall higher volume of spending by all Cardmembers, marketing expertise, and Cardmembers’ insistence on using their Cards when enrolled in rewards or other Card loyalty programs, including Cardmembers who are part of our Corporate Card program.

The merchant discount rate varies, among other factors, with the industry in which the merchant does business, the Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount.

In 2007, as in prior years, we experienced some reduction in our global weighted average merchant discount rate, principally reflecting the net impact of selective repricing initiatives, changes in the mix of business, regional market pressures and volume-related pricing adjustments. We expect that the effect of these factors will likely continue to result in some erosion over time of the weighted average merchant discount rate, particularly outside the United States.

While most merchants understand our merchant discount rate pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. We respond to this issue aggressively to ensure that our Cardmembers are able to use their Card where and when they want to and to protect the American Express brand. We have made progress by: concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide by programs such as My WishList and American Express Selects®, which enable merchants to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; providing better and earlier communication of our value proposition; and, when necessary, cancelling merchants who suppress the use of our Card products.

In the case of My WishList, a popular seasonal limited e-tail Web site we developed in the U.S. in conjunction with merchant partners, we provide Cardmembers with opportunities to buy a limited number of sought-after items, such as automobiles, trips, electronics and jewelry, and attractive travel and lifestyle experiences, at a significant discount from their retail prices, as well as access to numerous offers from top brands. My WishList brings attention to the merchant partners and allows them to reach out to our Cardmembers. Through American Express Selects®, we make available to our Cardmembers high quality shopping, dining and travel values from merchants all over the world, and these merchants have an opportunity to reach out to our Cardmembers. American Express Selects® is a global platform available to American Express Cardmembers and merchants.

Merchant satisfaction is a key goal of our Global Merchant Services business. We focus on understanding and addressing factors that influence merchant satisfaction, including developing and executing innovative programs that increase Card usage at merchants, using technology resources, enhancing operational efficiencies and merchants’ ease of doing business with us, applying our closed loop capabilities and deep marketing expertise, and strengthening our relationships with merchants through an expanding roster of services that help them meet their business goals. In 2007 and early 2008 we announced the signing of agreements with First Data Merchant Services Corporation, NOVA Information Systems, and Heartland Payment Systems allowing them to offer Card acceptance as part of an integrated solution for small- and medium-sized merchants. Under these arrangements, First Data Merchant Services Corporation, NOVA Information Systems, and Heartland Payment Systems will provide payment processing services to merchants on our behalf for Card transactions, while we will retain the acceptance contract with participating merchants, establish merchant pricing, and receive the same transactional information we always have received.

We also offer our merchant customers a full range of point-of-sale solutions, including integrated point-of-sale terminals and direct links that allow merchants to accept American Express® Cards, as well as bankcards, debit cards and checks, and contactless point-of-sale terminals that enable merchants to accept contactless payment products including our ExpressPay from American Express® products. Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which can lower a merchant’s cost of Card acceptance and enhance payment efficiency.

ExpressPay from American Express®, a contactless payment feature, is designed to be a fast, easy-to-use alternative for making everyday purchases at merchants where speed and convenience is important. ExpressPay is now accepted at over 30,000 locations in the United States, including top quick-service restaurant, movie theater, drug store and convenience store chains. ExpressPay, powered by radio-frequency technology, is currently available in a key-fob form and has also been introduced within several Card products. In 2007, we expanded merchant coverage of ExpressPay from American Express® through the entry into an agreement with Tully’s Coffee Corporation, a leading specialty coffee retailer with stores in Washington, California, Idaho and Arizona, and the expansion of merchant acceptance through Office Depot’s 1,200 nationwide locations.

We continue to focus our efforts on the recurring billing industry through Automatic Bill Payment, a service that allows merchants to bill Cardmembers on a regular basis for recurring charges such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and cable television service. We have also made modifications to our host authorization system to approve more transactions and reduce Cardmember inconvenience at the point-of-sale without a corresponding increase in fraud or credit losses.

Wherever we manage both the acquiring relationship with merchants and the Card issuing side of the business, there is a “closed loop,” which distinguishes our network from the bankcard networks in that we have access to information at both ends of the Card transaction. We maintain a direct relationship with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. Our relationships allow us to analyze information on Cardmembers’ spend. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels, subject to compliance with our privacy policy and legal requirements. We protect the confidentiality of this data, and comply with strict privacy, firewall and applicable legal requirements.

We work closely with our Card issuing and merchant acquiring bank partners to maintain key elements of this closed loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting charge submissions cease, such as when the merchant commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by requiring a parent company guarantee or letter of credit, holding cash reserves funded through Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies.

With the increase in electronic transmission of credit card transaction data over merchants’ point-of-sale systems, the necessity for merchants and merchant processors to secure this data against accidental or intentional compromise using a standard protocol that applies to all card types, became clear to American Express and the other major card networks. In 2006, in order to strengthen the security practices of merchants and payment processing firms and to secure payment account data in a globally consistent manner, we and Discover Financial Services, JCB, MasterCard Worldwide and Visa formed PCI Security Standards Council, LLC (“PCI SSC”), an independent standards-setting organization to manage the ongoing evolution of the Payment Card Industry (PCI) Data Security Standard, which focuses on improving payment card account security throughout the transaction process. By establishing PCI SSC to manage the PCI Data Security Standard, we and the other founders have developed a common standard that is more accessible and efficient for participants in the payment card industry. All our merchants and service providers that store, process and transmit payment card data are required to comply with the PCI Data Security Standard. PCI SSC is dedicated to driving greater education, awareness and adoption of the PCI Data Security Standard to ensure that all stakeholders involved in the payment process conduct their business responsibly.

In some markets outside the United States, particularly in Asia, third-party processors and some bankcard acquirers have begun to offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice is known as “dynamic currency conversion.” If a merchant utilizes a dynamic currency conversion process, the merchant and processor share any fee assessed or spread earned for converting the transaction at the point of sale, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is not widespread, and it is uncertain to what extent consumers will prefer to have foreign currency transactions converted by merchants in this way. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency.

GNMS—Competition

Our global card network, including our Global Merchant Services and Global Network Services businesses, competes with other charge and credit card networks, including, among others, Visa, MasterCard, Diners Club (which, in the United States and Canada, has been folded into the network operated by MasterCard), Discover (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). We are the third largest general purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which are larger than we are in most markets. In addition, apart from such network services, a range of companies globally, including merchant acquirers and processors, carry out some activities similar to certain activities performed by our Global Merchant Services and Global Network Services businesses. No single entity participates on a global basis in the full range of activities that are encompassed by our closed loop business model.

The principal competitive factors that affect the network and merchant service business include:

•	the number of Cards-in-force and amount of spending on these Cards;

•	the quantity and quality of the establishments where the Cards can be used;

•	the economic attractiveness to card issuers and merchant acquirers of participating in the network;

•	the success of marketing and promotional campaigns;

•	reputation and brand recognition;

•	innovation in systems, technology and product offerings;

•	the quality of customer service;

•	the security of Cardmember and merchant information;

•	the impact of existing litigations, legislation and government regulation; and

•	cost of Card acceptance relative to the value provided.

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), pre-paid systems and systems linked to credit cards, and bank transfer models. In the United States, alternative payment vehicles continue to emerge that seek to re-direct online customers to payment systems based on ACH (automated clearing house, i.e., inter-bank transfer), and existing debit networks are making efforts to develop online PIN functionality, which could potentially reduce the relative use of charge and credit cards online.

Some of our competitors have attempted to replicate our closed loop structure, such as Visa’s Visa Incentive Network. Although it remains to be seen how effective Visa will be, efforts by Visa and other card networks and payment providers to replicate the closed loop speak both to its continued value as well as the intense competitive environment in which we operate.

GNMS—Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting our Global Network Services’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general purpose cards and, in the case of our IO arrangements, to operate merchant acquiring businesses. Accordingly, our GNS partners have generally not had difficulty in obtaining appropriate government authorization in the markets in which we have chosen to enter into GNS arrangements. As a network service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Deposit Insurance Corporation, the Office of the Comptroller of the Currency and the Office of Thrift Supervision. As the operator of a general purpose card network, we are also subject to the USA PATRIOT Act of 2001 (the “Patriot Act”), which requires us to conduct due diligence on our GNS partners to ensure that they maintain sufficient anti-money laundering and “know your customer” programs to prevent our network from being used for money laundering or terrorist financing.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, Poland, Germany, Spain, Hungary, the European Union (EU), Australia, Mexico, and Switzerland, among others, have conducted investigations into the way bankcard network members collectively set the “interchange,” which is the fee paid by the bankcard merchant acquirer to the card issuing bank in “four-party” payment networks, like Visa and MasterCard. The interchange fee is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit charges in these systems. By contrast, the American Express network does not have collectively-set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees, interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia reforms in 2003 have resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia although we have been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates for credit cards cannot exceed 3%.

In Europe, interchange is usually handled as a matter for the domestic competition law authority, as well as the European Commission. In its Final Report on the retail banking sector issued in January 2007, which included a review of the payment cards industry, including interchange fees, the European Commission appeared to favor competition law enforcement tools, rather than regulation of price levels, to address perceived issues of insufficient competition. The conclusions of the European Commission in its Final Report do not have the force of law, but may be used as the basis for future regulation or antitrust enforcement action in the EU Member States.

In December 2007, the European Commission ruled that MasterCard’s multilateral interchange fees (MIF) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices. MasterCard has indicated it will comply, although it is also lodging an appeal against the Commission’s findings. The ruling does not prevent MasterCard and its member banks from adopting an alternative MIF arrangement that can be proven to comply with EU Competition rules. However, based upon the information available to American Express, the Commission does not appear to have set out any particular methodology for how MIF should be calculated in a way that would comply with the rules. The Commission’s decision applies to cross-border consumer credit, charge and debit card transactions within the EU and to domestic transactions to which

MasterCard has chosen to apply the cross-border MIF. Although the Commission’s investigation included commercial cards, the decision does not apply to commercial cards. The Commission is likely to produce another decision regarding MIF for commercial card transactions.

In 2002, the Commission granted an exemption to Visa regarding its MIFs. This exemption expired on December 31, 2007. The Commission has indicated that the MasterCard decision should “provide Visa with guidance for the way ahead,” although it stated that “every MIF must be examined on its own merits.”

These developments may impact how the competition authorities in the Member States of the EU view domestic interchange. Earlier in 2007, for example, the competition regulator in Poland found insufficient basis for Visa and MasterCard interchange fees and ordered the associations and their members to stop their current interchange setting practices with immediate effect. The banks are appealing that decision.

Regulators, including most recently the European Commission, have considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. Although some countries, such as the United Kingdom, have for a number of years permitted merchants to levy a surcharge on credit card purchases, there has to date been a relatively low overall incidence of surcharging, as merchants do not want to risk offending customers or losing them to competitors that do not assess surcharges for credit card purchases. In its Final Report, the European Commission indicated that prohibiting surcharging appeared to restrict inter-network competition and may constitute a barrier to entry for alternative, non-cash payment instruments. In Australia, we have seen selective, but increasing merchant surcharging on our Cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks.

The European Union has adopted a new legislative framework for electronic payment services, including cards, referred to as the Payment Services Directive. The Payment Services Directive prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The objective of the Payment Services Directive is to facilitate the creation of a single, internal payments market in the EU through harmonization of EU Member State laws governing payment services. The Payment Services Directive must be incorporated into the national law of each EU Member State by November 2009. By the end of April 2011, licensing will be required and supervision will commence for American Express’ card operations in the EU. One provision of the Payment Services Directive permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting surcharging. The Payment Services Directive complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA will involve the adoption of new, pan-European technical standards for cards and card transactions. All of the foregoing will entail costs to implement and maintain.

In the United States, the Board of Governors of the Federal Reserve System and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States. In Congress, there have been several hearings on Visa/MasterCard interchange over the last two years, and at the request of Congress, the Government Accountability Office undertook a study of the cost of credit card acceptance to federal agencies. During 2007, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the state tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive card holder payment information. It is expected that Congressional hearings and similar proposed state legislation will continue during 2008. It is possible that some of these proposals could surface at the federal level as well. In the event that governmental or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected.

U.S. CARD SERVICES

As a significant part of its proprietary Card issuing business, TRS and its U.S. banking subsidiaries issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our Travelers Cheques and prepaid services business. The proprietary Card business offers a broad set of card products to attract our target customer base. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers across multiple groups;

•	designing Card products with features that appeal to specific customer segments;

•	the use of strong incentives to drive spending on our various Card products, including our Membership Rewards® program and other rewards features;

•	the use of loyalty programs such as Delta SkyMiles®, sponsored by our co-brand and other partners to drive spending;

•	the development and nurturing of wide-ranging relationships with co-brand and other partners;

•	promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including for everyday spend and traditional cash and check categories; and

•	a multi-card strategy (having multiple Card products in customers’ wallets); and

•	high-quality customer service.

American Express ranked highest in customer satisfaction among credit card companies in a study by J.D. Power and Associates, one of the world’s most respected consumer research firms. The study, which compared the 10 largest U.S. credit card issuers, looked at the key drivers of satisfaction: benefits and features, rewards, billing and payment processes, fees and rates, and problem resolution.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express® Card, the American Express® Gold Card, the Platinum Card®, and the ultra-premium Centurion® Card; revolving credit Cards such as Blue from American Express®, Blue Cash® Card from American Express and Blue Sky from American Express; and a variety of Cards sponsored by and co-branded with other corporations and institutions, such as the Delta SkyMiles® Credit Card from American Express, True Earnings® Card exclusively for Costco Members, Starwood Preferred Guest® Credit Card and JetBlue Card® from American Express.

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

The charge Cards also offer flexible payment features to Cardmembers. The Sign & Travel® program gives qualified U.S. Cardmembers the option of extended payments for airline, cruise and certain travel charges that are purchased with our charge Cards. The Extended Payment Option offers qualified U.S. Cardmembers the option of extending payment for certain charges on the charge Card in excess of a specified amount.

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, grace periods and rate and fee structures. Since late 1994, our lending balance growth has been among the top tier of card issuers. Much of this growth has been due to the breadth of our lending products, such as the American Express One® Card, Blue from American Express®, Blue Cash® from American Express and the Delta SkyMiles® Credit Card from American Express, as well as the increased number of charge Cardmembers who have taken advantage of our “lending on charge” options (such as the Sign & Travel® and Extended Payment Option programs described above).

Co-brand Cards

We issue Cards under co-brand agreements with selected commercial firms in the United States. The competition among card issuers and networks for attractive co-brand card partnerships is quite intense because these partnerships can generate high-spending loyal cardholders. The duration of our co-brand arrangements generally ranges from five to ten years. Cardmembers earn rewards provided by the partners’ respective loyalty programs based upon their spending on the co-brand Cards, such as frequent flyer miles, hotel loyalty points and cash back. We make payments to our co-brand partners, which can be significant, based primarily on the amount of Cardmember spending and corresponding rewards earned on such spending and, under certain arrangements, on the number of accounts acquired and retained. We expense amounts due under co-brand arrangements in the month earned. Payment terms vary by arrangement, but are monthly or quarterly. Generally, once we make payment to the co-brand partner, the partner is solely liable for providing rewards to the Cardmember under the co-brand partner’s own loyalty program. As the issuer of the co-brand card, we retain all the credit risk with the Cardmember and bear the receivables funding and operating expenses for such cards. The co-brand partner retains the risk associated with the miles, points or other currency earned by the Cardmember under the partner’s loyalty program.

Co-brand Partnerships with Financial Services Institutions

We also issue Cards that are marketed under co-brand partnership arrangements with financial services partners. Such partnerships involve the offering of a standard product (issued by TRS or one of its subsidiaries) to customers of the financial services partner, generally co-branded with the partner’s name on the Card. Under these arrangements, we make payments to the financial services partners that are primarily based on the number of accounts acquired and retained through the arrangement and the amount of Cardmember spending on such Cards. The duration of such arrangements generally ranges from three to seven years.

For example, during 2007 OPEN from American Express® announced strategic card relationships with Harris N.A. and BankAtlantic. Under the agreements, Harris and BankAtlantic will distribute OPEN from American Express® products to small business customers in Illinois, Indiana, and Florida.

American Express Centurion Bank and American Express Bank, FSB as Issuers of Certain Cards

Our revolving credit Cards in the United States are issued by American Express Centurion Bank (“Centurion Bank”), which markets primarily through direct mail and other remote marketing channels, and American Express Bank, FSB (“AEBFSB”), which markets through in-person selling and third-party co-brand partners as well. Centurion Bank also issues certain consumer charge cards and AEBFSB issues certain OPEN charge cards. Both banks are wholly owned subsidiaries of TRS.

Centurion Bank is a Utah-chartered industrial bank regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the Federal Deposit Insurance Corporation (“FDIC”). Centurion Bank is an FDIC-insured depository institution. AEBFSB is a federal savings bank regulated, supervised and regularly examined by the Office of Thrift Supervision (“OTS”), a bureau of the U.S. Department of the Treasury. AEBFSB is an FDIC-insured depository institution. The activities of Centurion Bank and AEBFSB are subject to examination by their respective regulators. Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including anti-money laundering requirements, that apply to them. You can find a further discussion of the anti-money laundering initiatives affecting us under “Corporate & Other” below.

Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. Based on Centurion Bank’s tier one risk-based capital, total risk-based capital and leverage ratios, Centurion Bank was considered to be well-capitalized at December 31, 2007.

AEBFSB is subject to the risk-based capital adequacy requirements promulgated by the OTS. Under these regulations, a federal savings bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a tier one core capital ratio of at least 5%. Based on AEBFSB’s tier one risk-based capital, total risk-based capital and tier one core capital ratios, AEBFSB was considered to be well-capitalized at December 31, 2007.

Card Pricing and Account Management

Certain of our Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations and believe that our strong risk management capabilities provide us with a competitive advantage.

Membership Rewards® Program

The Membership Rewards® program from American Express has over 1,500 redemption partners worldwide, is offered in 98 markets around the world and is built around 48 programs, each tailored to local market needs. The program allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express® Cards, and then redeem their points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donations to benefit tens of thousands of charities. Points have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Cardmembers earns points under this program.

The U.S. Membership Rewards® program has over 160 redemption partners and features over 250 merchandise brands. Enrollees may also customize their own redemption experiences through the program’s Create Your Reward and Experiences options.

In 2007, we introduced new Membership Rewards® program levels aligned with specific card products to better meet Cardmember lifestyle and reward program usage needs. American Express Cardmembers now participate in one of three Membership Rewards program levels based on the Credit or Charge Card they have in their wallet. For those Cardmembers with American Express® Credit Cards, including Blue from American Express®, we have created the Membership Rewards Express® program. American Express Charge Cardmembers with American Express® Green and Gold Cards have the Membership Rewards program. Platinum Card® members and Centurion® Cardmembers are enrolled in the Membership Rewards First® program.

During the year we also announced a number of innovations and expanded our list of redemption partners across all levels of the Membership Rewards® program. We launched Points AdvanceSM, which allows

Cardmembers to obtain points against future points earned at the time they choose to redeem points for a reward. We also launched Flight Finder and Room Finder, two innovative online tools for booking award travel. Flight Finder and Room Finder enable Charge Cardmembers enrolled in Membership Rewards® to easily search award inventory, transfer points directly into a frequent flyer or frequent guest account, and book flights or hotel stays in a single online transaction. We added several new program partners to our list of some of the world’s finest retail establishments and service providers, including the addition of luxury fashion brand Salvatore Ferragamo to First CollectionSM, a private portfolio of premium partners and rewards available exclusively to Platinum Card® and Centurion® Card members enrolled in the Membership Rewards First® program.

When a Cardmember enrolled in the Membership Rewards® program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards® program enrollee redeems a reward using Membership Rewards® points, we make a payment to the Membership Rewards® program partner providing the reward pursuant to contractual arrangements. Because of higher charge volumes and increased customer participation in Membership Rewards®, the expense of the program has increased both in the United States and internationally over the past several years and continues to grow. At year end, we estimated that current Cardmembers will redeem approximately 90% of their points. For more information on our Membership Rewards Program, see “Critical Accounting Policies–Reserves for Membership Rewards® Costs” appearing on page 31 of our 2007 Annual Report to Shareholders, which information is incorporated herein by reference.

Despite the increasing costs of the Membership Rewards® program as penetration and usage expand, it plays a vital role in our profitability. The program continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. For the three-year period through the end of 2007, total spending by U.S. Membership Rewards® participants increased by 52%. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have. Examples of these special services and programs include:

•     the Membership Rewards® program;

•     Global Assist® Hotline;

•     Buyer’s Assurance Plan;

•     Car Rental Loss and Damage Insurance
Plan;

•     Purchase Protection Plan;

•     Emergency Card Replacement;

•     Return Protection;

•     Manage Your Card Account Online;

•     Year-End Summary;

•     American Express Roadside Assistance Services;

•     American Express Bill Pay®;

•     Emergency Check Cashing Privileges;

•     Automatic Flight Insurance;

•     Premium Baggage Protection;

•     Assured Reservations;

•     Online Fraud Protection Guarantee;

•     Credit Card Registry;

•     Credit Bureau Monitoring and Reporting;

•     Identity Theft Assistance;

•     Event Ticket Protection Plan; and

•     Platinum Office Program

OPEN from American Express®

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (firms that generally have less than 100 employees and/or annual sales of $10 million or less), a key growth area in the United States. OPEN from American Express (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:

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

During 2007, we continued to expand the breadth of products and services offered by OPEN® through the following:

•

The introduction of The Plum CardSM from OPEN from American Express®, a new trade terms product intended to respond to small business owners’ need to better manage cash flow and free working capital by providing them with the option to defer payment or receive early pay discounts for purchases made on the Card;

•

The announcement of two new agent bank agreements with Harris N.A. and BankAtlantic, allowing the distribution of our OPEN from American Express® small business charge and credit products in Illinois, Indiana, and Florida. In both cases, American Express will serve as the card issuer and will partner with each institution to develop joint marketing efforts for each region.

•

The enhancement of the OPEN from American Express® Business Platinum Card® with the expansion of certain travel and business benefits, including: complimentary domestic companion airfare; web content and special offers; the expansion of the hotels and destinations in the Fine Hotels & Resorts Program; increased baggage insurance; and the expansion of coverage for the Premium Global Assist® hotline;

•

The launch of the Platinum Office Program with OPEN from American Express® and The Regus Group, the world’s largest provider of workplace solutions, which will provide Business Platinum Card members access to flexible office space, services and technology, generally only available to much larger corporations; and

•	An additional benefit on the TrueEarnings® Business Card from Costco and American Express, offering an annual gasoline rebate of up to 5% at Costco Gasoline and stand-alone gas stations.

These programs are in addition to OPEN® Savings, which is a program that offers savings for OPEN customers on travel and other major business expenses simply by using their American Express® Business Card at participating companies. These savings may be combined with any existing discounts or offers. During 2007, we expanded OPEN® Savings by signing new partners and expanding relationships with existing ones in various categories, including American Express Incentive Services and internet services and products from Yahoo! Search Marketing and Yahoo! Small Business.

Card Issuing Business—Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, and Capital One Financial) that issue general purpose charge and credit cards, primarily under revolving credit plans, and Discover Financial Services, which issues the Discover Card on the Discover Business Services network. We also encounter limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks, and competition among all issuers remains intense.

Competing card issuers offer a variety of products and services to attract cardholders, including premium cards with enhanced services or lines of credit, airline frequent flyer program mileage credits, cash rebates and other reward or rebate programs, services for small business owners, “teaser” promotional interest rates for both credit card acquisition and balance transfers, and co-branded arrangements with partners that offer benefits to cardholders. In recent years we have encountered increasingly intense competition in the small business sector, as competitors have targeted OPEN’s customer base and our leadership position in providing financial services to small businesses.

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general purpose debit cards bearing either the Visa or MasterCard logo. As a result, the volume of transactions made with debit cards in the United States has continued to increase significantly and has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. The ability to substitute debit cards for credit and charge cards is limited because there is no credit extended and the consumer must have sufficient funds in his or her demand deposit account to pay for the purchase at the time of the transaction. We do not currently issue point-of-sale debit cards for use on the American Express network.

The principal competitive factors that affect the card-issuing business include:

•	the features and the quality of the services, including rewards programs, provided to Cardmembers;

•	the number, spending characteristics and credit performance of Cardmembers;

•	the quantity and quality of the establishments that accept Cards;

•	the cost of Cards to Cardmembers;

•	pricing, payment and other Card account terms and conditions;

•	the number and quality of other charge and credit cards available to Cardmembers;

•	the nature and quality of expense management data capture and reporting capability;

•	the success of targeted marketing and promotional campaigns;

•	reputation and brand recognition;

•	the ability of issuers to manage credit and interest rate risk throughout the economic cycle;

•	the ability of issuers to implement operational and cost efficiencies; and

•	the quality of customer service.

As the payment industry continues to evolve, we are also beginning to face competition from non-traditional players, such as online networks and telecom providers, that leverage new technologies and customers’ existing charge and credit card account relationships to create payment solutions.

Financing Activities

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), purchases the majority of charge Card receivables arising from the use of Cards issued in the United States and in certain currencies outside the United States. Credco finances the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables, in part, through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS, Centurion Bank and AEBFSB also fund receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations. (You can find a discussion of our securitization and other financing activities on page 29, page 32, pages 42-48 and pages 55-56 under the caption “Financial Review,” and Note 6 on pages 85-87 of our 2007 Annual Report to Shareholders, which portions we incorporate herein by reference.)

Card Issuing Business—Regulation

The charge card and consumer lending businesses are subject to extensive regulation. In the United States, we are subject to a number of federal laws and regulations, including:

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

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements);

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs); and

•	Federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see “Corporate & Other” below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure and privacy-related laws (in certain cases more stringent than the laws of the United States). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. Card issuers and card networks are subject to anti-money laundering and anti-terrorism legislation, including, in the United States, the Patriot Act. (For a discussion of this legislation and its effect on our business, see “Regulation—General” within “Corporate & Other” below.)

Centurion Bank, AEBFSB and our other bank entities are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which our Card and lending businesses operate has become increasingly complex and robust. The U.S. Congress and regulators, as well as various consumer advocacy groups, have continued their focus and attention on certain practices of credit card issuers, such as increases in APRs, changes in the terms of the account, and the types and levels of fees and financial charges charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations.

In January 2003, the Federal Financial Institutions Examination Council (the “FFIEC”), an interagency body composed of the principal U.S. federal entities that regulate banks and other financial institutions, issued new guidance to the industry on credit card account management and loss allowance practices (the “Guidance”). The Guidance covers five areas: (i) credit line management; (ii) over-limit practices; (iii) minimum payment and negative amortization practices; (iv) workout and forbearance practices; and (v) certain income (fee) recognition and loss allowance practices. The Guidance is generally applicable to all institutions under the supervision of the federal bank regulatory agencies that comprise the FFIEC, although it is primarily the result of the identification by bank regulators in their examinations of other credit card lenders’ practices deemed by them to be inappropriate, particularly, but not exclusively, with regard to subprime lending programs. At present, we do not have any lending programs that target the subprime market. Centurion Bank and AEBFSB evaluate and discuss the Guidance with their respective regulators on an ongoing basis as part of their regulatory examination processes, and, as a result, may refine their practices from time to time based on regulatory input. The Guidance has not had, nor do we expect it to have, any material impact on our businesses or practices.

American Express Consumer Travel Network—USA

The American Express Consumer Travel Network—USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently-owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers two-for-one fares on certain international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion and Platinum Card members include Centurion Cruise Privileges®, Centurion Destinations® and Platinum Destinations® Vacations, the Private Jets Program, Private Villas and Yachts. Consumer Travel also provides Membership Rewards® programs designed for specific Cardmember segments such as Membership Rewards Land & Sea packages and Gold Card Destinations.

In 2007, we launched the American Express Going Once® Web site, where for a limited time U.S. and U.K. Cardmembers had an opportunity to purchase more than 25 travel packages in a declining price auction, including a luxury RV trip across America, an Antarctica adventure and a South African safari.

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

Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique

American Express Cardmember benefits such as an American Express Travel Office locator, Travel Specialist finder tools, double Membership Rewards points, and travel planning resources and destination content through the “Local Color” portion of the Web site. In addition, Cardmembers are able to redeem Membership Rewards points for some categories of travel through our Web site, as well as through our call centers and Travel Offices.

In 2007, Consumer Travel attracted 12 new members with 35 locations to our Representative Network, including Morris Murdock Travel, Piedmont Travel, and Hunter World Travel. In addition, we entered into an agreement in 2007 with Smithsonian Journeys, the educational travel program of the Smithsonian Institution and the world’s largest museum-based travel program, to offer Smithsonian Journeys’ cultural and educational group trips to Cardmembers.

TRS’ worldwide travel network of retail travel locations is important in supporting the American Express brand and providing Cardmember servicing throughout the world, including a range of Traveler Cheques, Gift Cheques, Gift Cards and foreign exchange services.

Consumer Travel Network—USA—Competition

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

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Although our geographic scope is widespread, we generally do not have significant share in the markets in which we operate. We focus primarily on those markets that we believe offer us the greatest financial opportunity. For discussion of Cards issued internationally through our GNS partner relationships, please see the section “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2007. These are Cards that we issue, either on our own or, as further described below, as co-brands with partnering institutions. This past year, among other new proprietary products, we announced or launched Cards with Harrods in the United Kingdom, BMW in Germany and KingFisher Airlines in India.

We offer many of the same programs and services in our international proprietary Card issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel® program and our Extended Payment Option to Cardmembers in several international markets.

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

As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,400 redemption partners across our international business, with an average of 80 partners in each country; less than 23% of these partners are in the travel industry. Cardmembers can redeem their points with more than 50 airlines and over 200 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2007, we continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem Membership Rewards® points more quickly. For example, we significantly expanded our Pay with Points program to include more redemption options, markets and channels. With the expansion of Pay with Points for travel, Membership Rewards® points can now be redeemed for rewards with virtually all major airlines and hotel groups.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Customers, through 25 exclusively dedicated call centers in 25 countries. Additionally, Membership Travel Services operates 24 proprietary Travel Service Offices in Mexico, Italy and Argentina to provide all Cardmembers with travel, foreign exchange and general card service assistance. We have taken steps to enhance our capabilities to sell exclusively-negotiated benefits and luxury travel packages with preferred suppliers through the Fine Hotels and Resorts Program, American Express Vacations and American Express’s International Airline Program to create tangible value and memorable experiences for our Cardmembers. In 2007, we added Delta Air Lines, British Airways, and Emirates to the existing 18 airline partners in our International Airline Program (IAP), which is exclusively available to Platinum and Centurion Cardmembers and which allows them to receive complimentary companion tickets or a class upgrade when flying on qualifying international flights in business or first class.

We increased the flexibility of payment for travel and concierge services by allowing Platinum and Centurion Cardmembers to use their Membership Rewards® points to pay for their travel purchases in 11 international markets.

International Proprietary Consumer Card—Competition

Compared to the United States, consumers outside the United States use general purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging market countries just beginning to transition to card usage in any meaningful way. Currently, we have a small share of consumer general purpose charge and credit card spending outside the United States. Internationally, our proprietary Card issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and HSBC as our strongest competitors, as they currently offer card products in a large number of markets.

GLOBAL COMMERCIAL SERVICES

Through our Global Commercial Services (“GCS”) group, we provide expense management services to more than 100,000 firms worldwide through our Global Commercial Card & Services and Global Travel Services. American Express is a leading global issuer of commercial Cards and is also a leading global travel management company for corporations and businesses. During 2007, we added or retained several major Commercial Card clients in the United States and internationally, including NCR, Hewlett Packard, Microsoft, Black&Decker Corporation and Novartis Pharmaceutical Corporation. Additionally, in 2007, we added or retained several American Express Business Travel clients in the United States and internationally, including Rohm and Haas Company, Zale Corporation and EADS.

GCS offers four primary products and services:

•	Corporate Card, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending;

•	Corporate Purchasing Solutions, an account established by corporations to pay for everyday business expenses such as office and computer supplies;

•	S2SSM suite of products, which include electronic solutions for companies looking to streamline their procurement processes; and

•	American Express Business Travel, which helps businesses manage and optimize their travel expenses through a variety of travel-related products, services and solutions.

Global Commercial Card & Services

Global Commercial Card & Services (“GCC&S”) offers a range of expense management solutions to companies worldwide through our Corporate Card program, Corporate Purchasing Solutions, and electronic invoicing and payment services (Source-to-Settle (“S2S”® )).

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in over 45 countries, which we distribute through proprietary operations and partner banks, and international dollar Corporate Cards in over 100 countries.

Corporate Purchasing Solutions (“CPS”) helps large corporations and mid-sized companies manage their everyday spending. CPS is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment in 24 markets around the world. This type of spending by corporations is less susceptible to economic downturns than traditional travel and entertainment spending and helps to diversify the spending mix on our Commercial Cards.

The S2S® suite of products are designed to help companies improve the efficiency of their supply chain, reduce processing costs, improve cash management, and increase control and compliance in the purchasing process. These solutions significantly expand the American Express suite of commercial card products and services and responds to clients’ needs as they transform their purchasing processes, from sourcing and ordering through invoice and payment. During 2007, we developed and began marketing S2S Contract Audit & RecoverySM, an analytical tool providing firms with best practices to achieve negotiated contract savings. We also unveiled eInvoice & Pay, a fully integrated Electronic Invoice Presentment and Payment (EIPP) solution, which allows companies to process 100% of their invoices and issue payments to suppliers from an online portal managed by American Express. Our focus on electronic payments also includes Buyer Initiated Payments (“BIP”), which allows clients to send us an “approved to pay” data file, so that we can pay invoices via Corporate Purchasing Card or other forms of electronic payment.

In addition to providing expense management services to large and global corporations, our GCC&S business markets the Commercial Card programs to middle market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion) worldwide. GCC&S is focused on continuing to expand its business with mid-sized companies, which represent significant growth opportunities. Businesses of this size often do not have corporate card programs. However, once enrolled in a corporate card program, mid-sized companies, which usually do not have well-defined purchasing programs, typically put a significant portion of their business spending (both travel and entertainment and non-T&E, such as office supplies) on the commercial card because they can gain control, savings and employee benefits. GCS offers the Savings at Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and overnight shipping.

With the increased focus on cost containment by firms, we have experienced significant growth over the past few years in the Corporate Meeting Card, which helps U.S.-based and international companies control company meeting expenses. The Corporate Meeting Card is available in 21 global markets and provides clients with a tool to capture such spending and provides company meeting planners with a tool to simplify the meetings payment process and access to data to negotiate with suppliers. GCC&S also offers the Corporate Defined Expense Program (“CDEP”). This product allows companies to set a maximum amount to be charged on a CDEP Card before expiration and permits them to segregate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.

During 2007, we introduced new products and service enhancements to improve the overall experience of our Commercial Cardmembers, including the entry into a strategic partnership with Clear, the largest operator of security express lanes at airports in the United States, to offer Corporate Cardmembers preferred pricing on Clear membership and enrollment privileges. In addition, we now also provide proprietary Platinum Cardmembers and Platinum Global Dollar Cardmembers with free access to American Airlines’ Admiral Club lounges around the world.

GCC&S also offers American Express @ Work®, a secure, web-based suite of online tools that enables clients to manage their Corporate Card, Corporate Purchasing Solutions and Corporate Meeting Card programs on a 24/7 basis through a single user interface. American Express @ Work® provides authorized client representatives online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their program or Commercial Card accounts through an easy to use online interface. American Express @ Work® also includes automated expense reporting and reconciliation tools that enable clients to enforce program compliance and effectively integrate spend information with their internal accounting systems. This suite of online tools is intended to assist companies in managing expenses more efficiently than offline alternatives, thereby decreasing both the direct and indirect costs associated with maintaining accounts and ensuring program compliance.

Global Commercial Card Business—Competition

The commercial payments industry is dynamic and highly competitive, with competition increasingly intense at both the card network and card issuer levels. Our Commercial Card offerings have experienced increasing competition, including competitors’ aggressive expansion into new and emerging markets, efforts to transition business-to-business spend from cash and check to electronic invoicing and payment vehicles, and expanded marketing and advertising budgets for commercial services.

In addition, both Visa and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, GE Capital Financial Inc. and Citibank (in the United States and globally, including Diner’s Club North America, its affiliate), to build and support data collection and reporting necessary to satisfy customer requirements.

Commercial Card issuers have increasingly acquired niche technology offerings to enhance data capture capabilities and reporting functionality. These efforts are built on the solid progress of the bankcard associations to offer more global, robust solutions. As such, global servicing, data quality, technological functionality and simplicity, and customer experience are among the key competitive factors in the commercial card business.

Global Travel Services

Global Travel Services (“GTS”) consists of American Express Business Travel and Global Foreign Exchange Services.

American Express Business Travel (“Business Travel”) provides globally integrated solutions, both online and offline, to help organizations manage and optimize their travel investments and service their traveling employees. These solutions include travel reservation advice and booking transaction processing; travel expense management policy consultation; supplier negotiation and consultation; advisory services; management information reporting, data analysis and benchmarking; and group and incentive travel services. Business Travel also provides 24-hour customer service to clients globally, both on a day-to-day and emergency basis.

The Company operates one of the world’s largest travel agencies with over 2,200 travel service locations in over 140 countries and territories worldwide. In total, we processed $24.6 billion of travel spend globally in 2007 through proprietary operations and consolidated joint ventures.

We continue to update our economic model and invest in innovative and new products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide. In 2007, we launched several innovative solutions and service enhancements that increased the savings and control clients could achieve amid rising costs in a strong demand environment, including:

•	American Express Intelligent Online Marketplace (“AXIOM™”), a tool to support policy enforcement and preferred vendor compliance at the point-of-sale;

•

AX HotelHub, an interface bringing together many hotel properties around the globe into a unique one-stop-shop, and delivering better control of hotel spend with a more efficient way to manage corporate hotel programs both online and offline;

•

American Express AXIS @ Work™, a new global web-based management information data reporting solution, which presents corporate travel purchasers and managers with centralized, online access to data on their firm’s business expenditures; and

•	The global implementation and standardization of servicing technology, customer service processes and measurement.

We offer a range of other solutions to our customers that provide them with savings, control, services and traveler care. For example, we offer customers savings and benefits through the Preferred Extra supplier value programs and advisory services, which provide preferred supplier rates and consulting solutions in all areas of travel and entertainment expense management. We also offer the TravelBahn® High-Speed Network, which is our data management network, and our TravelBahn® Distribution Solution, which provides access to airline inventory and fares for Business Travel customers with a number of carriers in North America and in select international markets.

Organic growth of the business along with strategies for acquiring and partnering with local market companies remain key components to Business Travel’s global growth strategy. In Hong Kong, we bought the remaining equity stake of Business Travel’s joint venture partner Farrington American Express Travel Services Ltd., a leading Hong Kong travel services provider.

Business Travel has also moved many of its business processes and customer servicing online. In the United States, more than 50% of all Business Travel transactions were processed online. In addition, the volume of online transactions is growing in other markets around the world.

Global Foreign Exchange Services (“FES”) consists of retail and wholesale foreign exchange services and International Payments. Other than in Australia, Mexico, Singapore and Italy, where we operate foreign exchange offices in city locations, we concentrate our retail foreign exchange business in key international airports. For corporate clients, our International Payments online product allows companies and banks to make cross-border payments in major foreign currencies at competitive exchange rates.

Global Travel Services—Competition

Business Travel continues to face intense competition in the United States and internationally from numerous traditional and online travel management companies, as well as from direct sales by airlines and other travel suppliers. Competition among travel management companies is mainly based on price, service, value creation, convenience, global capabilities and proximity to the customer. Competition also comes from corporate customers themselves, as some companies have become accredited as in-house corporate travel agents.

For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold. Carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel agents because they do not receive distribution revenue from directly booked transactions. Recent announcements that several major airlines are in merger discussions indicate that the U.S. airline industry may be entering a period of significant consolidation. These types of structural changes may result in additional challenges to travel management companies.

Overall, intense competition among travel management companies, the ongoing trends of airline direct sales, rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees continue to put pressure on revenue for travel agents. We believe that the restructuring of our business model over the last few years (which allows us to charge customers for the services we provide and the value we create), restructuring our expense base through the rationalization of our call center locations, transitioning many of our services online, and leveraging our global presence, have helped us to balance these revenue pressures. In response to competitive pressures, we are continuing to look for new ways to enhance the value we deliver for our customers both online and offline.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s publishing business, Travelers Cheques and other prepaid products, and AEIDC and the continuing portions of AEBL not being sold to Standard Chartered PLC. We also discuss information relevant to the Company as a whole in this section.

American Express Publishing

Through American Express Publishing, we publish luxury lifestyle magazines such as Travel+Leisure®, T+L Golf®, Food & Wine® and Departures®; travel resources such as SkyGuide®; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and eskyguide.com. We have an agreement with Time Inc. under which it manages our publishing business, and we share profits relating to this business.

Global Travelers Cheques and Prepaid Services (“TCPS”)

We have been in the business of issuing and selling travelers checks since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are available in U.S. dollars and five foreign currencies, including Euros. We also issue and sell other forms of paper travelers checks: American Express® Gift Cheques, which are available in U.S. and Canadian dollars, and the American Express® Cheque-Secure Funds, which are available in dollars and Euros, and are offered in certain countries as a safe way to keep cash at home. Sales of Travelers Cheques continued to decline in 2007.

In addition to travelers checks, TCPS also offers a variety of other prepaid products, including reloadable and non-reloadable prepaid cards. We offer prepaid gift cards in the United States: the American Express® Gift Card (“Gift Card”), which can be used in the United States at merchants that accept American Express Cards, and mall-branded gift cards, which can also be used at multiple unaffiliated merchants that are located within a specific shopping mall and that accept the American Express® Card. The Gift Cards we offer are not for use at car rental, cruise lines or ATMs and, subject to applicable law, a monthly service fee applies 12 months after purchase of the gift card. Sales of gift cards continued to rise in 2007, reflecting the growing popularity of these products and our efforts to increase buying convenience for customers. During the year, we expanded our gift card product offering to include a themed “Thank You” gift card and customizable gift cards. Both are designed for employers and businesses of all sizes who want a gift card they can personalize to their company or to a particular rewards, incentive, or consumer promotion occasion. The custom gift card can be embossed on the front with a short message such as “Congratulations” or “Happy Holidays.”

Through American Express Incentive Services L.L.C., a joint venture with Maritz Inc., we offer various incentive prepaid products, including the Corporate Gift Cheque, the Incentive Funds Card and several points-based incentive cards.

We sell American Express prepaid products through a variety of channels, including sales directly to consumers via phone and the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices, independent travel agents and financial institutions. In 2007, we announced a global, multi-year agreement with Travelex, the world’s largest foreign exchange specialist, to offer Travelers Cheques through its global agency network of large banks and travel agencies, and directly to consumers through its over 700 retail locations. Gift Cards are primarily sold through travel offices and retail establishments, including supermarkets and drug stores. During the year we announced an agreement under which Bank of America is selling the Gift Card in its retail banking centers nationwide. We sometimes compensate selling outlets for their prepaid product sales.

During 2007, we decided to discontinue offering the Travelers Cheque Card, a reloadable prepaid card that was issued in the United States, the United Kingdom and Germany. This decision was based on our conclusion that travelers prefer paper Travelers Cheques when choosing a prepaid travel money product.

Travelers Cheques and Prepaid Cards—Competition

Travelers Cheques compete with a wide variety of financial payment products, including cash, foreign currency, checks, other brands of travelers checks, and, increasingly, debit and ATM cards and, to a limited extent, competing prepaid cards, and in some circumstances, other payment cards. The principal competitive factors affecting the travelers check and prepaid card industry are:

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

Travelers Cheques and Prepaid Cards—Regulation

As an issuer of travelers checks, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly-rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards in accordance with applicable law, predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually. In addition, travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which such issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. A few states have amended their abandoned property laws to apply to prepaid cards.

In the past few years, some states have enacted laws pertaining to the issuance and the sale of gift cards. We continue to monitor state legislative activity restricting the fees that consumers can be charged or the expiration dates that can apply to gift cards. In certain states where regulation has made it unprofitable for us to offer gift cards, we have limited or withdrawn from selling these cards. Federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as “Money Service Businesses” and compliance with anti-money laundering recordkeeping and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be “Money Service Businesses,” are not required to register under these regulations. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.

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

We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. During 2007, we broadened our focus to include opportunities to use the Internet to drive revenue and build our brand, while continuing to focus on migrating transaction volumes at lower costs. We also continue to have more online interactions with U.S. customers than we do by telephone or in person.

As of year-end, customers had enrolled approximately 21 million Cards globally in our “Manage Your Card Account” service. This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 63 markets around the world, including GNS markets.

We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, security and privacy. In 2006, we and several other payment card networks formed PCI SS, an independent standards-setting organization to manage the evolution of the Data Security Standard. (For a discussion of this organization, see the “Global Network Services” section above.)

In 2002, we outsourced most of our technology operations work to IBM. The various arrangements covered under our agreement with IBM range in term from seven to eleven years, with certain rights to extend. This arrangement currently enables us to benefit from IBM’s expertise while lowering our information technology costs. IBM is responsible for managing most of our day-to-day technology operations functions, including most of our mainframe, midrange and desktop systems; web hosting; database administration; help desk services and data center operations. Our internal IT organization continues to retain the Company’s key technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, developing and maintaining applications and databases and managing the technology portfolios of our businesses.

Regulation—General

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

We use information about our customers to develop and make available relevant, personalized products and services. Certain customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory activity in the areas of privacy and data protection continues to increase worldwide, spurred by advancements in technology and related concerns about the rapid and widespread dissemination and use of information. As noted above, as part of our efforts to enhance payment account data security, in 2006, we and several other payment card networks formed PCI SSC, an independent standards-setting organization to manage the evolution of the PCI Data Security Standard.

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

Approximately 38 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In addition, several states are considering legislation requiring certain data security standards that could result in higher technology costs for the Company. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union Member States.

The Fair Credit Reporting Act of 1970 (“FCRA”) regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. FCRA was significantly amended by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In October 2007, the FDIC issued a final rule implementing the affiliate marketing provisions of the FACT Act. Other Federal banking agencies are expected to promulgate similar rules imminently. Companies subject to FDIC oversight must comply with the rules by October 1, 2008. The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The FDIC published a final rule in October 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Other Federal banking agencies are expected to adopt similar rules in the near future. Companies subject to FDIC oversight must comply with the rule by November 1, 2008. The FACT Act also imposes new duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The Federal banking regulatory agencies and the FTC have proposed rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Grantors of credit using pre-screened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further pre-screened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

In the United States, the Patriot Act was enacted in October 2001 in the wake of the September 11, 2001 terrorist attacks. The Patriot Act substantially broadened existing anti-money laundering (“AML”) and terrorist financing legislation and the extraterritorial jurisdiction of the United States. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism and money laundering, including provisions aimed at impeding terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, the Patriot Act requires federal regulators, led by the Secretary of the Treasury, to regulate or take other steps to require financial institutions to establish AML programs that meet certain standards, including expanded reporting and enhanced information gathering and recordkeeping requirements. While American Express has long maintained AML programs in our businesses, the Secretary of the Treasury has issued regulations under the Patriot Act applicable to certain of our business activities conducted within AEB, TRS and their affiliates, prescribing minimum standards for such AML programs. In response to these regulations, as well as other AML regulatory requirements that we are subject to (both in the United States and in other jurisdictions in which we conduct business), we have enhanced our existing AML compliance programs and developed and implemented new ones. For example, in April 2002, the U.S. Secretary of the Treasury issued regulations applicable to operators of credit card networks (such as Visa, MasterCard, Diners Club, Discover and American Express) that would require credit card networks to have risk-based programs to screen institutions that are licensed to issue cards or acquire merchants on their networks. As a result, we developed and implemented a program for our GNS business. We have also developed and implemented a Customer Identification Program applicable to many of our businesses, and we have enhanced our Know Your Customer and Enhanced Due Diligence programs in others. We will take steps to comply with any additional regulations or initiatives that are adopted, whether in the United States or in other jurisdictions in which we conduct business.

Throughout 2007, the industry has seen, from a regulatory and enforcement perspective, an increased scrutiny of financial institutions’ compliance with AML requirements, including the requirements to report large currency transactions and to file Suspicious Activity Reports. Likewise, the industry has seen an increased focus by regulators on how their regulated institutions manage their enterprise AML risk. Our AML compliance programs primarily consist of risk-based policies, procedures and controls that are reasonably designed to prevent, detect and report money laundering. We have committed to our consolidated supervisor, the Office of Thrift Supervision (“OTS”), that we will complete our efforts to develop and implement an enterprise-wide AML compliance program that will govern compliance throughout the American Express organization, and will ensure that each of its subsidiaries is provided with resources adequate to meet our legal and regulatory obligations. We will report periodically on our progress to the OTS. During 2007, we entered into settlements with various regulators relating to deficiencies in our AML program, which resulted in fines and penalties totaling $65 million. For a discussion of our recent settlements relating to deficiencies in our AML program, see “Legal Proceedings—Other Matters” below.

In 2007, regulators in the United States and abroad continued to expand AML requirements to non-bank financial institutions and non-traditional industries and professions. In addition, several countries enacted rules requiring that financial institutions perform “enhanced due diligence” when doing business with “Politically Exposed Persons.”

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

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 21 to our Consolidated Financial Statements, which you can find on pages 108-110 of our 2007 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management—Market Risk Management Process” on pages 51 of our 2007 Annual Report to Shareholders, which information is incorporated herein by reference.

DISCONTINUED OPERATIONS

On September 18, 2007, we entered into an agreement to sell our international banking subsidiary, American Express Bank Ltd. (“AEBL”), and American Express International Deposit Company (“AEIDC”), a subsidiary that issues investment certificates to AEBL’s customers, to Standard Chartered PLC (“Standard Chartered”) for the approximate value of $1.1 billion, subject to certain regulatory approvals. Standard Chartered will pay us an amount equal to the net asset value of the AEBL businesses that are being sold at the closing date plus $300 million. At December 31, 2007, this would have amounted to approximately $819 million. We also expect to realize an additional amount representing the net asset value of AEIDC, which was also contracted to be sold to Standard Chartered 18 months after the close of the AEBL sale, through a put/call agreement. As of December 31, 2007, the net asset value of that business was $232 million. This value is expected to be realized through (1) dividends from the subsidiary to us and (2) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.

For 2007 and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEBL (except for certain components of AEBL that are not being sold) have been removed from the Corporate & Other segment and reported within the discontinued operations captions in our Consolidated Financial Statements. AEIDC will continue to be included in continuing operations within the Corporate & Other segment until such time as AEIDC qualifies for classification as a discontinued operation, which will occur approximately one year prior to its transfer to Standard Chartered. Beginning with the third quarter of 2007, AEIDC’s investment portfolio was reclassified to Trading from Available-for-Sale due to the impact on the holding period of AEIDC’s investments as a result of the related AEBL sale agreement.

You can find more information regarding this transaction on pages 27-28 under caption “Financial Review” of our 2007 Annual Report to Shareholders and in Note 2 to our Consolidated Financial Statements, appearing on page 80 of our 2007 Annual Report to Shareholders, which information is incorporated herein by reference.

American Express Bank

American Express Bank (“AEB”) serves affluent and high net worth individuals and financial institutions through over 78 locations in 48 countries and regions worldwide. AEB’s operations are conducted primarily through our indirect wholly owned subsidiary, AEBL, and its subsidiaries. AEB serves financial institutions worldwide and individual clients outside the United States. AEB does not directly or indirectly do business in the United States except as may be incidental to its activities outside the United States. The following discussion relating to AEB generally does not distinguish between U.S.- and non-U.S.-based activities.

AEB’s two primary business lines are Global Wealth Management (“GWM”), which incorporates The Private Bank and Financial Advisory Services, and the Financial Institutions Group (“FIG”). The Private Bank focuses on delivering an extensive range of investment management, trust and estate planning and banking services to high net worth individuals. Financial Advisory Services provides a wide variety of local, domestic saving and investment products to affluent individuals in select markets. FIG provides financial institution clients with a wide range of correspondent banking products, including international payments processing (wire transfers and checks), trade-related payments and financing, cash management, loans, extensions of credit and investment products.

AEB’s worldwide headquarters are located in New York City. It maintains an international banking agency in New York City and Miami, Florida, and facility offices in San Francisco, San Diego and Los Angeles, California, as well as a representative office in Atlanta, Georgia. Its wholly owned Edge Act subsidiary, American Express Bank International (“AEBI”), is headquartered in Miami, Florida, and has branches in New York City and Miami.

Banking Services—Risks

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

Banking Services—Competition

The banking services of AEB are subject to vigorous competition everywhere AEB operates. Competitors include local and international banks whose assets often exceed those of AEB, other financial institutions and, in certain cases, governmental agencies.

Banking Services—Regulation

American Express Banking Corp. (“AEBC”) is a New York investment company organized under Article XII of the New York Banking Law and is a wholly owned direct subsidiary of American Express. AEBL is a wholly owned direct subsidiary of AEBC. AEBC, AEBL and AEBL’s global network of offices and subsidiaries are subject to continuous supervision and examination by the New York State Banking Department (“NYSBD”) pursuant to the New York Banking Law. AEBC does not directly engage in banking activities. AEBL’s branches, representative offices and subsidiaries are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors that have the same license.

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

The NYSBD requires AEBC, on a consolidated basis, to monitor its financial condition and maintain risk-based and leverage capital in accordance with minimum thresholds established by the NYSBD. At year-end 2007, AEB had Tier One, Total and Leverage capital (as those terms are defined under the Federal Reserve Board’s risk-based capital guidelines) that exceeded the minimum standards established by the NYSBD. Additionally, AEB is not required to comply on a consolidated basis with the Advanced Internal Ratings Based Approach incorporated in the Basel II Capital Accord Framework published in June 2004. AEB monitors developments with respect to the implementation of the Basel II Capital Accord in jurisdictions where its branch and subsidiary network is located.

Immediately prior to the sale of AEBL to Standard Chartered as discussed above AEBL will transfer to AEBC its banking business in Greece and Card and related businesses in India. Following the sale, AEBC will directly own and operate these businesses. AEBC will continue to be regulated by the NYSBD in a manner similar to the regulation described above.

In recent years, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. In the United States, the Secretary of the Treasury has issued regulations pursuant to the Patriot Act that specifically impact certain money laundering prevention activities of entities involved, as AEBL is, in correspondent and private banking activities. Compliance efforts to combat money laundering remain a high priority for AEBL, and it has increased its efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which it does business. For a further discussion of anti-money laundering regulation and our recent settlement relating to deficiencies in our anti-money laundering program, see “Regulation—General” within “Corporate & Other” above and “Legal Proceedings—Other Matters” below.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 21 to our Consolidated Financial Statements, which appears on pages 108-110 of our 2007 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below is a list of all our executive officers as of February 28, 2008. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -	Chairman and Chief Executive Officer

Mr. Chenault (56) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX -	Executive Vice President, Human Resources

Mr. Cox (44) has been Executive Vice President, Human Resources of the Company since April 2005. Prior thereto, he had been Executive Vice President of The Pepsi Bottling Group since September 2004. Prior thereto, he had been Senior Vice President, Human Resources of such company since March 1999.

EDWARD P. GILLIGAN -	Vice Chairman

Mr. Gilligan (48) has been Vice Chairman of the Company and head of the Company’s Global Business-to-Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

ASHWINI GUPTA -	Executive Vice President, Chief Risk Officer and President of Risk, Information Management and Banking

Mr. Gupta (54) has been Executive Vice President, Chief Risk Officer and President of Risk, Information Management and Banking since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES -	Executive Vice President, Global Advertising and Brand Management and Chief Marketing Officer

Mr. Hayes (53) has been Executive Vice President, Global Advertising and Brand Management since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY -	Executive Vice President and Chief Financial Officer

Mr. Henry (58) has been Executive Vice President and Chief Financial Officer of the Company since October 2007. Since February 2007, Mr. Henry had been serving as Executive Vice President and Acting Chief Financial Officer of the Company. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

ALFRED F. KELLY, JR. -	President

Mr. Kelly (49) has been President of the Company and head of the Company’s Global Consumer Group since July 2007. Prior thereto, he was Group President, Consumer, Small Business and Merchant Services since October 2005. Prior thereto, he had been President, U.S. Consumer and Small Business Services since June 2000.

JUDSON C. LINVILLE -	President and Chief Executive Officer, U.S. Consumer Services.

Mr. Linville (50) has been President and Chief Executive Officer of U.S. Consumer Services, since July 2007. Prior thereto, he had been President, U.S. Consumer Card Services Group from 2005 through 2007. Prior thereto, he was Executive Vice President, Service Delivery Network from 2001 through 2005.

LOUISE M. PARENT -	Executive Vice President and General Counsel

Ms. Parent (57) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK -	Executive Vice President, Corporate Affairs and Communications

Mr. Schick (61) has been Executive Vice President, Corporate Affairs and Communications since March 1993.

STEPHEN SQUERI -	Executive Vice President and Chief Information Officer

Mr. Squeri (48) has been Executive Vice President and Chief Information Officer since May 2005. Prior thereto, he had been President, Global Commercial Card – Global Corporate Services since January 2002.

EMPLOYEES

We had approximately 67,700 employees on December 31, 2007.

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

The payments industry is highly competitive and includes, in addition to charge and credit card networks, evolving alternative payment mechanisms and systems. We are the third largest general purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which are larger than we are in most markets. As a result, other card issuers may be able to benefit from the strong position and marketing and pricing power of Visa and MasterCard. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks, and competition among all issuers remains intense. We are also subject to increasing pricing pressure from our competitors. In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, our competitors may be more efficient in introducing innovative products, programs and services than we are. As a result, our revenue or profitability may decline.

We face increasingly intense competitive pressure that may impact the prices we charge merchants who accept our cards for payment for goods and services.

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

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. It also depends on our ability to attract new Cardmembers, reduce Cardmember attrition, increase merchant coverage, and capture a greater share of customers’ total spending on Cards issued on our network, both in the United States and in our international operations. One of the ways in which we attract new Cardmembers is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. In addition, many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to cardmembers than our programs. If we are not successful in increasing consumer and business spending or in managing the costs of our Cardmember benefits, our revenues and profitability could be negatively affected.

Our brand and reputation are key assets of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain consumer Cardmembers and corporate clients is highly dependent upon the external perceptions of our level of service, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential Cardmembers and corporate clients, which could make it difficult for us to attract new Cardmembers and maintain existing ones. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

An increase in account data breaches and fraudulent activity using our Cards could lead to reputational damage to our brand and could reduce the use and acceptance of our charge and credit Cards.

We and other third parties store Cardmember account information in connection with our charge and credit Cards. Criminals are using increasingly sophisticated methods to capture various types of information relating to Cardmembers’ accounts, including Membership Rewards accounts, to engage in illegal activities such as fraud and identity theft. As outsourcing and specialization become a more acceptable and common way of doing business in the payments industry, there are more third parties involved in processing transactions using our Cards. If data breaches or fraud levels involving our Cards were to rise, it could lead to regulatory intervention

(such as mandatory card reissuance) and reputational and financial damage to our brand, which could reduce the use and acceptance of our Cards, and have a material adverse impact on our business.

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

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our billed business. We are exposed to the risk of downturns in these industries, including bankruptcies, restructurings and consolidations of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, most notably the airline industry, to offer benefits to Cardmember participants. The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. In addition, under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain co-brand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. We are also exposed to risk from bankruptcies, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations.

Many industry analysts and some carriers have indicated that there could be significant consolidation in the airline industry in 2008, particularly in the United States. We would not expect consolidation to have any significant effect on our merchant relationships with the airlines. However, airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. If a surviving airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, our business could be adversely affected. For additional information relating to the agreements with Delta and general risks related to the airline industry, see “Financial Review—Exposure to Airline Industry” on page 61 of our 2007 Annual Report to Shareholders.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits that we intended.

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

We must effectively manage credit risk related to consumer debt, business loans, settlement risk with regard to GNS partners, merchant bankruptcies, the rate of bankruptcies, and other credit trends which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept our card products.

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables and our other consumer lending activities, and institutional credit risk from merchants and GNS partners. While consumer credit risk is more closely linked to general economic conditions than borrower-specific events like institutional credit risk, both expose us to a risk of loss. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and an increase in our reserve for loan losses may adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.

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

We must also accurately estimate the fair value of the assets in our investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip (commonly referred to as the I/O strip) arising from our securitization of credit Card receivables.

Additionally, we must also effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy our obligations. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding our management of liquidity risk, see “Our access to financing, including securitizations, may be limited ” below.

Finally, we must also manage the operational risks to which we are exposed. We consider operational risk to be the risk of not achieving our business objectives due to failed processes, people or information systems, or from the external environment, such as natural disasters. Operational risks include the risk that we may not comply with specific regulatory or legal requirements, exposing us to fines and/or penalties and possibly brand damage; employee error or intentional misconduct that results in a material financial misstatement; or a failure to monitor an outsource partner’s compliance with a service level agreement, resulting in economic harm to us.

Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review—Risk Management” on pages 49-52 of our 2007 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2007, over 30% of our revenue net of interest expense was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our business.

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

For a further discussion of our liquidity and funding needs, see “Financial Review–Funding Programs” on pages 43-48 in our 2007 Annual Report to Shareholders.

If we are not able to protect our intellectual property, and invest successfully in, and compete at the leading edge of, technological developments across all our businesses, our revenue and profitability could be negatively affected.

Our industry is subject to rapid and significant technological changes. In order to compete in our industry, we need to continue to invest in business process and technology advances across all areas of our business, including in transaction processing, data management, customer interactions and communications, travel reservations systems, prepaid products, alternative payment mechanisms and risk management and compliance systems. We rely in part on third parties, including some of our competitors and potential competitors, for the development of and access to new technologies. We expect that new technologies applicable to the payments industry will continue to emerge, and these new technologies may be superior to, or render obsolete, the technologies we currently use in our Cards, networks and other services. Our ability to develop, acquire, or access competitive technologies or business processes on acceptable terms may be limited by patent rights that third parties, including competitors and potential competitors, may assert. In addition, our ability to adopt new technologies that we develop may be inhibited by a need for industry-wide standards or by resistance from Cardmembers or merchants to such changes.

We rely on a variety of measures to protect our intellectual property and proprietary information, including copyrights, trademarks, patents and controls on access and distribution. These measures may not prevent misappropriation or infringement of our intellectual property or proprietary information and a resulting loss of competitive advantage. In addition, competitors or other third parties may allege that our systems, processes or technologies infringe their intellectual property rights. Given the complex, rapidly changing and competitive technological and business environment in which we operate and the potential risks and uncertainties of intellectual property related litigation, we cannot assure you that a future assertion of an infringement claim against us will not cause us to lose significant revenues, incur significant license, royalty or technology development expenses, or pay significant monetary damages.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our company and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the many countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to the regulatory requirements of the Patriot Act, which substantially broadened existing anti-money laundering legislation and the extraterritorial jurisdiction of the United States. The Patriot Act requires us to create and implement comprehensive anti-money laundering programs that meet certain standards, including expanded reporting and enhanced information gathering and record-keeping requirements, as well as to perform due diligence on the third party institutions that issue Cards and/or acquire merchants on our network. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services that we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, the European Union has adopted a new legislative directive for electronic payment services, including cards, that will put in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business.

The U.S. Congress is also presently considering, or may consider, legislative initiatives in the area of Internet transactions, such as Internet prescription drug purchases and copyright and trademark infringement, among others, that could impose additional compliance burdens on our Company, for example, imposing requirements aimed at preventing the use of payment cards to unlawfully purchase prescription drugs over the Internet. Federal and state law enforcement authorities have also contacted payment companies concerning these issues. If implemented, these initiatives may require us to monitor, filter, restrict, or otherwise oversee various categories of charge and credit card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies and legislatures are also considering regulations covering identity theft, account management guidelines, disclosure rules, security, and marketing that would impact us directly, in part due to increased scrutiny of our underwriting standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing Cards, such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, Poland, Germany, Spain, Hungary, the European Union (EU), Australia, Mexico, and Switzerland, among others, have conducted investigations into the way bankcard network members collectively set the “interchange,” which is the fee paid by the bankcard merchant acquirer to the card issuing bank in “four-party” payment networks, like Visa and MasterCard. The interchange fee is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit charges in these systems. By contrast, the American Express network does not have collectively-set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees and interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends.

In the United States, the Board of Governors of the Federal Reserve System and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States. In Congress, there have been several hearings on Visa/MasterCard interchange over the last two years, and at the request of Congress, the Government Accountability Office undertook a study of the cost of credit card acceptance to federal agencies. During 2007, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the state tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive card holder payment information. It is expected that Congressional hearings and similar proposed state legislation will continue during 2008. It is possible that some of these proposals could surface at the federal level as well. In the event that governmental or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected.

Regulators and Congress are continuing their scrutiny of our industry’s pricing, finance charges and practices relating to its customers, including increases in APRs and fees. Any legislative or regulatory restrictions on our ability to price our services and manage our business practices freely could materially and adversely affect our transaction volume and revenues.

Increased regulatory focus on our Company, such as in connection with the matters discussed above, may increase our compliance costs or result in a reduction of transactions processed on our networks or merchant discount revenues from such transactions, which could materially and adversely impact our financial performance.

Regulation in the areas of consumer privacy, data use and security could increase our costs and decrease the number of charge and credit cards issued.

We are also subject to regulations related to privacy and data use and security in the jurisdictions in which we do business, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the Federal Trade Commission’s information safeguards rule under the Gramm-Leach-Bliley Act. The rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach, continues. In the United States, there are a number of bills pending in Congress and there have been several Congressional hearings to address these issues. Congress will likely consider data security/data breach legislation in 2008 that, if implemented, could affect us.

In addition, approximately 38 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach, and several other states are considering similar legislation. In addition, several states are considering legislation requiring certain data security standards that could result in higher technology costs for the Company. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union Member States.

Regulation of privacy, data use and security may materially increase our costs and may decrease the number of our cards that we issue, or restrict our ability to fully exploit our closed loop capability, which could materially and adversely affect our profitability. Our failure to comply with the privacy and data use and security laws and regulations to which we are subject could result in fines, sanctions and damage to our global reputation and our brand.

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

We operate a service network around the world. In order to achieve cost and operational efficiencies, we outsource to third party vendors many of the computer systems and other services that are integral to the operations of our global businesses. A significant amount of this outsourcing occurs in developing countries. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. In addition, the management of multiple third-party vendors increases our operational complexity and decreases our control. It is also possible that the cost efficiencies of certain outsourcings will decrease as the demand for these services increases around the world.

Special Note About Forward-Looking Statements

We have made various statements in this report that may constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements may also be made in our other reports filed with or furnished to the SEC, in our press releases and in other documents. In addition, from time to time, we, through our management, may make oral forward-looking statements. Forward-looking statements are subject to risks and uncertainties, including those identified above, which could cause actual results to differ materially from such statements. The words “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely” and similar expressions are intended to identify forward-looking statements. We caution you that the risk factors described above are not exclusive. There may also be other risks that we are unable to predict at this time that may cause actual results to differ materially from those in forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

Not applicable.

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

During 2004 and 2005, we engaged in several sale-leaseback transactions pursuant to which we sold various owned properties to third parties and leased back the properties under long-term net leases whereby each American Express entity that leases back the property is responsible for all costs and expenses relating to the property (including maintenance, repair, utilities, operating expenses and insurance costs) in addition to annual rent. The sale-leaseback transactions have not materially impacted our financial results in any year. Gains resulting from completed sale and leaseback transactions are amortized over the initial ten-year lease periods. We continue to consider whether sale-leaseback transactions are appropriate for other properties that we currently own.

In February 2000, we entered into a ten-year agreement with CB Richard Ellis, Inc., formerly known as Trammell Crow Corporate Services, Inc., for facilities, project and transaction management and other related services. The agreement covers North and South America and parts of Europe and Asia.

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

Corporate Matters

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 26, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. More particularly, the Court of Appeals reversed the District Court’s ruling that two of the plaintiff’s claims in an amended complaint did not “relate back” to the original complaint and were thus time-barred under the statute of limitations period. As a result, the Court of Appeals decided that it was prudent to remand all claims back to the District Court so that plaintiffs could file a new amended complaint. Plaintiffs filed their amended complaint on January 5, 2007. On or about March 6, 2007, the Company filed a motion to strike the amended complaint, which the District Court denied on July 24, 2007. The Company subsequently filed a motion to dismiss the amended complaint, which motion has been fully briefed and is pending before the District Court.

On November 26, 2003, American Express Travel Related Services Company, Inc. was named as a defendant in a shareholder derivative action purportedly filed on behalf of InfoSpace Inc. The action, captioned Dreiling v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the Western District of Washington. The complaint alleges that the Company violated the “short swing” liability provisions of Section 16(b) of the Securities Exchange Act of 1934, as amended, in connection with its sale of InfoSpace common stock. The plaintiff seeks disgorgement of profits from the sale of the InfoSpace shares, as well as fees, expenses and interest. In June 2004, the Court granted American Express’ motion to dismiss the complaint without American Express’ ever having answered the complaint. In August 2006, the U.S. Court of Appeals for the Ninth Circuit reinstated the action because of certain unresolved factual disputes. The Company, while not admitting liability, has agreed to resolve this matter for a total payment of $1.95 million to InfoSpace, with plaintiff’s attorneys’ fees to be paid out of those funds. This settlement has been approved by the Court and the case has been dismissed with prejudice.

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

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. Visa USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit seeks unspecified monetary damages against Visa, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from Visa and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since filing the action through September 30, 2007, TRS had voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank. On November 7, 2007, the Company announced that it had entered into an agreement with Visa Inc., Visa USA and Visa International to drop Visa as a defendant in the lawsuit. Under the terms of the settlement agreement, American Express has also agreed to voluntarily dismiss its claims against the following individual banks and financial institutions: Capital One F.S.B., Capital One Bank, Capital One Financial Corp., Chase Bank USA, N.A., JPMorgan Chase & Co., New American Capital, Inc., Washington Mutual Bank, U.S. Bank, N.A., U.S. Bancorp, Wells Fargo & Co. and Wells Fargo Bank, N.A., as well as any other Visa member bank. In addition, under the terms of the agreement, Visa has agreed to pay a maximum amount of $2.25 billion to the Company, consisting of (i) $1.13 billion is required to be paid by Visa not later than March 31, 2008 and (ii) 16 additional quarterly payments of up to $70 million per quarter commencing with quarter ending March 31, 2008. The quarterly payments are subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business. The settlement agreement with Visa has been approved by Visa USA’s member banks. As a result of the settlement with Visa and the various individual bank defendants, MasterCard is the sole remaining defendant in the lawsuit. Fact discovery that was conducted in connection with the lawsuit concluded on May 31, 2007, and the Court has set a trial date of September 9, 2008, with the interim period being devoted to discovery with respect to expert witnesses followed by motions asking the Court to resolve certain legal issues prior to trial.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (“SDNY”) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY, consolidated as “In re American Express Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs have appealed the Court’s arbitration ruling. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, plaintiffs filed a motion seeking certification of a class. The Company has opposed plaintiffs’ motion for class certification.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. Two classes were certified: (1) all persons who held American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee-based travel-related insurance plans from September 6, 1995, through a date to be determined; and (2) all persons who held American Express charge cards governed by New York law with billing addresses in states other than California and who purchased American Express fee-based travel-related insurance plans from September 6, 1995, through a date to be determined. The Court did not certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations and filed an interlocutory appeal (known as a petition for a writ of mandate) of the class certification order. In June 2006, the appellate court denied jurisdiction over that interlocutory appeal. American Express also appealed the denial of its motion to compel individual arbitration of all non-California class members. In July 2007, the appellate court affirmed the denial of the motion to compel arbitration. The Company’s request for a rehearing on that issue was denied by the appellate court. The Company filed a petition for review to the California Supreme Court, which was denied in late October 2007. The Court has set the Hoffman matter for trial in June 2008. In February 2008, the Company filed a summary judgment motion with the Court asking that the complaint be dismissed as a matter of law. In February 2008, the plaintiff filed a motion with the Court asking that the class be expanded to include persons who hold American Express credit cards governed by Utah law. In the U.S. District Court for the Eastern District of New York a matter making related allegations to those raised in Hoffman is pending. That matter, captioned Environment Law Enforcement Systems v. American Express et al., had effectively been stayed pending the proceedings in the Hoffman action. In October 2006, the Court in the Environment Law action entered an order scheduling a pre-motion conference on American Express’ anticipated motion to compel arbitration for January 31, 2007. That date was extended pending the decision by the California appellate court in the Hoffman matter. The Company advised the Court in the Environment Law matter of the California appellate court’s decision in the Hoffman matter and requested that the stay of the Environment Law matter remain in effect until the Company’s petition for review of the California decision by the California Supreme Court could be considered. With the California Supreme Court now having denied the Company’s petition for review as described above, the parties expect to report to the Court on the status of the matter.

The Company has been named in several purported class actions in various state courts alleging that the Company violated the respective state’s laws by wrongfully collecting amounts assessed on converting transactions made in foreign currencies to U.S. dollars and/or failing to properly disclose the existence of such amounts in its Cardmember agreements and billing statements. The plaintiffs in the actions seek, among other remedies, injunctive relief, money damages and/or attorneys’ fees on their own behalf and on behalf of the putative class of persons similarly situated. In December 2005, the U.S. District Court for the Southern District of Florida granted final approval of a nationwide class action settlement to resolve all lawsuits and allegations with respect to the Company’s collection and disclosure of fees assessed on transactions made in foreign currencies in the case captioned Lipuma v. American Express Bank, American Express Travel Related Services Company, Inc. and American Express Centurion Bank (filed in August 2003). The settlement approved by the Court calls for the Company to (a) deposit $75 million into a fund that will be used to reimburse class members with valid claims, make certain contributions to charitable organizations to be identified later and pay attorneys’ fees and (b) make certain changes to the disclosures in its Cardmember agreements and billing statements regarding its foreign currency conversion practices (which it has already done). The Company had previously established reserves to cover the payment that will be made to reimburse class members and pay attorneys’ fees. The Court’s approval order enjoins all other proceedings that make related allegations pending a final approval hearing including, but not limited to the following cases: (i) Environmental Law Foundation, et al. v. American Express Company, et al., Superior Court of Alameda County, California (filed March 2003); (ii) Rubin v. American Express Company and American Express Travel Related Services Company, Inc., Circuit Court of Madison County, Illinois (filed April 2003); (iii) Angie Arambula, et al. v. American Express Company, et al., District Court of Cameron County, Texas, 103rd Judicial District (filed May 2003); (iv) Fuentes v. American Express Travel Related Services Company, Inc. and American Express Company, District Court of Hidalgo County, Texas (filed May 2003); (v) Wick v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed May 2003); (vi) Bernd Bildstein v. American Express Company, et al., Supreme Court of Queens County, New York (filed June 2003); (vii) Janowitz v. American Express Company, et al., Circuit Court of Cook County, Illinois (filed September 2003); (viii) Paul v. American Express Company, et al., Superior Court of Orange County, California (filed January 2004); and (ix) Ball v. American Express, et al., Superior Court of San Joaquin, California (filed August 2004). With the Company having reached a resolution with several objectors who had appealed to the U.S. Court of Appeals for the Eleventh Circuit, that appeal has been dismissed and the settlement is now final.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5%” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express

Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff has filed a Notice of Appeal of that decision with the U.S. Court of Appeals for the Third Circuit, and the parties are in the process of submitting their briefs in the appeal.

In August 2005, a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. (“TRS”), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express® Cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepkowski action was also never served. The Lepkowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc. filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. This complaint challenges the Company’s “Anti-Steering” rules as unlawful under the antitrust laws. As alleged by plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. Originally plaintiffs sought only injunctive relief but have since amended their complaint to also seek unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the United States District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks....” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the Court, which motion was denied in September 2006. The Company has filed an appeal from the District Court’s order denying its motion to compel arbitration. On February 13, 2007, the United States Court of Appeals for the Second Circuit denied plaintiffs motion to dismiss such appeal. That appeal is pending. The Company had also asked the appellate court to entertain an interlocutory appeal of the District Court’s certification of an injunction class. On December 19, 2006, that appellate court denied that request.

International Matters

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the “QCPA”) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN $400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial is scheduled to commence September 2008.

In March 2006, a motion to authorize a class action captioned Jasmin v. Amex Bank of Canada, was filed in the Superior Court of Quebec, District of Montreal. The motion purports to claim, on behalf of a Canada-wide class of persons who were holders of an American Express Credit Card who paid their credit card account at the counter or at an automatic banking machine of an authorized financial institution, and who obtained a grace period that was less than that appearing on their statement of account and/or who were charged interest under a three- to five-day processing delay contrary to their contracts, the law respecting banks and the Civil Code of Quebec. A claim is also being made of an alleged violation of the Charter of Human Rights and Freedoms for depriving the class members of their use of property. The class claims reimbursement per class member of finance charges in the amount of CDN $75, CDN $100 in punitive damages and CDN $25 for having to pay their account early and being deprived of the use of their money, interest, fees and costs. The claim in Jasmin has been withdrawn as part of the settlement in Ptack, below. Amex Bank of Canada will pay a nominal amount for the costs of the withdrawal.

In March 2006, in a matter captioned Ptack v. Amex Bank of Canada, filed in the Superior Court of Quebec, District of Montreal (originally filed in March 2004), the Court authorized a class action against Amex Bank of Canada. The class includes all persons who were holders of an American Express Credit Card who paid their credit card account via Internet, telephone and/or automatic banking machine, on or before the due date and incurred a finance charge as a result of the alleged payment processing policy of Amex Bank. The class claims reimbursement per class member of finance charges, CDN $100 in punitive damages and CDN $100 for waste of time, interest and fees and costs. A settlement agreement has been entered into by the parties, and that settlement agreement was approved by the Court on February 18, 2008. Under the settlement agreement terms Amex Bank of Canada will pay attorneys’ fees of approximately CDN $200,000 and make certain changes to the Cardmember billing statements regarding timing of payment processing. No payments will be made to class members.

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

Other Matters

As described above, U.S. and foreign regulatory authorities, together with international organizations, have raised increasing concerns over the ability of criminal organizations and corrupt persons to use global financial intermediaries to facilitate money laundering. Compliance efforts to combat money laundering remain a high priority for the Company and its subsidiaries, including AEBL and American Express Travel Related Services Company, Inc. (“TRS”), and they have increased their efforts to address evolving regulatory and supervisory standards and requirements in jurisdictions in which they do business.

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

We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2007.

PART II

ITEM 5.	MARKET FOR COMPANY’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2007, we had 50,216 common shareholders of record. You can find price and dividend information concerning our common stock in Note 22 to our Consolidated Financial Statements, which can be found on page 111 of our 2007 Annual Report to Shareholders, which Note is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation—Share Plans,” and “Executive Compensation—Equity Compensation Plan Information” to be contained in the Company’s definitive 2008 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 28, 2008. The information to be found under such captions is incorporated herein by reference. Our definitive 2008 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2008 (and, in any event, not later than 120 days of the close of our most recently completed fiscal year).

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2007 Repurchase program (1) Employee transactions (2)	2,280,300 9,719	$ $	59.19 60.08	2,280,300 N/A	116,077,023 N/A

November 1-30, 2007 Repurchase program (1) Employee transactions (2)	10,801,055 2,786	$ $	57.28 58.81	10,801,055 N/A	105,275,968 N/A

December 1-31, 2007 Repurchase program (1) Employee transactions (2)	525,000 19,690	$ $	57.53 53.44	525,000 N/A	104,750,968 N/A

Total Repurchase program (1) Employee transactions (2)	13,606,355 32,195	$ $	57.61 55.91	13,606,355 N/A

(1)	The Company has approximately 104.8 million shares remaining under the total authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 665.2 million shares under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 113 of our 2007 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

The information set forth under the heading “Financial Review” appearing on pages 26-64 of our 2007 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 49-52 and in Note 12 to our Consolidated Financial Statements on pages 94-95 of our 2007 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 66-112 of our 2007 Annual Report to Shareholders are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective.

There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, appearing on pages 65-66 of our 2007 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC, in March 2008 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to Regulation 14A of the SEC in connection with our Annual Meeting of Shareholders to be held April 28, 2008, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	information included under the caption “Corporate Governance—Summary of the Company’s Corporate Governance Principles—Independence of Directors;”

•	information included in the table under the caption “Corporate Governance—Membership on Board Committees;”

•

information under the captions “Corporate Governance—Compensation and Benefits Committee—Compensation Committee Interlocks and Insider Participation” and “Report of the Compensation and Benefits Committee;”

•	information included under the caption “Corporate Governance—Audit Committee;”

•	information included under the caption “Compensation of Directors;”

•	information included under the caption “Ownership of Our Common Shares;”

•	information included under the caption “Items to be Voted on by Shareholders—Item 1—Election of Directors;”

•	information included under the caption “Executive Compensation;”

•	information under the caption “Certain Relationships and Transactions;” and

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information set forth under the heading “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit Fees;” “—Audit-Related Fees;” “—Tax Fees;” “—All Other Fees;” and “—Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 28, 2008, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements:

The financial statements filed as a part of this report are listed on page F-1 hereof under “Index to Financial Statements Covered by Reports of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

2. Financial Statement Schedule:

The financial statement schedule required to be filed in this report is listed on page F-1 hereof under “Index to Financial Statements Covered by Reports of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-5 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

February 28, 2008	/s/ DANIEL T. HENRY
Daniel T. Henry Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ KENNETH I. CHENAULT	/s/ JAN LESCHLY
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Jan Leschly Director

/s/ DANIEL T. HENRY	/s/ RICHARD C. LEVIN
Daniel T. Henry Executive Vice President and Chief Financial Officer	Richard C. Levin Director

/s/ JOAN C. AMBLE	/s/ RICHARD A. MCGINN
Joan C. Amble Executive Vice President and Comptroller	Richard A. McGinn Director

/s/ DANIEL F. AKERSON	/s/ EDWARD D. MILLER
Daniel F. Akerson Director	Edward D. Miller Director

/s/ CHARLENE BARSHEFSKY	/s/ FRANK P. POPOFF
Charlene Barshefsky Director	Frank P. Popoff Director

/s/ URSULA M. BURNS	/s/ STEVEN S REINEMUND
Ursula M. Burns Director	Steven S Reinemund Director

/s/ PETER CHERNIN	/s/ ROBERT D. WALTER
Peter Chernin Director	Robert D. Walter Director

/s/ VERNON E. JORDAN, JR.	/s/ RONALD A. WILLIAMS
Vernon E. Jordan, Jr. Director	Ronald A. Williams Director

February 28, 2008

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORTS OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2007 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		65
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		66
Consolidated statements of income for each of the three years in the period ended December 31, 2007		68
Consolidated balance sheets at December 31, 2007 and 2006		69
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2007		70
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2007		71
Notes to consolidated financial statements		72 –112
Consent of independent registered public accounting firm	F-2

Schedules:
Report of independent registered public accounting firm on financial statement schedule	F-3
I—Condensed financial information of the Company	F-4 – F-7

All other schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 3 and 5 to the Consolidated Financial Statements in our 2007 Annual Report to Shareholders for information on accounts receivable reserves and loan reserves, respectively.

*            *            *

The Consolidated Financial Statements of American Express Company (including the reports of independent registered public accounting firm) listed in the above index, which are included in our 2007 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, our 2007 Annual Report to Shareholders is not to be deemed filed as part of this report.

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, No. 333-98479; and No. 333-142710; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835 and No. 333-138032) of American Express Company of our report dated February 25, 2008, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated February 25, 2008, relating to the financial statement schedule, which appears in this Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2008

Report of Independent Registered Public Accounting Firm

on

Financial Statement Schedule

To the Board of Directors and Shareholders

of American Express Company:

Our audits of the consolidated financial statements and of the effectiveness of internal control over financial reporting referred to in our report dated February 25, 2008 appearing in the 2007 Annual Report to Shareholders of American Express Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule as of December 31, 2007 and 2006 and for each of the three years in the period ended December 31, 2007, listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP New York, New York
February 25, 2008

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED STATEMENTS OF INCOME

(Parent Company Only)

(millions)

	Years Ended December 31,
	2007	2006	2005
Revenues net of interest expense	$(89)	$(47)	$(153)

Expenses
Human resources	132	136	145
Other	160	173	198

Total	292	309	343

Pretax loss	(381)	(356)	(496)
Income tax benefit	(182)	(187)	(195)

Net loss before equity in net income of subsidiaries and affiliates	(199)	(169)	(301)
Equity in net income of subsidiaries and affiliates	4,247	3,780	3,363

Income from continuing operations	4,048	3,611	3,062
(Loss) Income from discontinued operations, net of tax	(36)	96	672

Net income	$4,012	$3,707	$3,734

See Notes to Condensed Financial Information of the Parent Company on page F-7.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED BALANCE SHEETS

(Parent Company Only)

(millions, except share amounts)

	December 31,
	2007	2006
ASSETS
Cash and cash equivalents	$3	$3
Investments	50	50
Equity in net assets of subsidiaries and affiliates of continuing operations	11,588	10,550
Accounts receivable, less reserves	2	20
Land, buildings and equipment — at cost, less accumulated depreciation: 2007, $27; 2006, $22	38	33
Due from subsidiaries	5,025	5,093
Other assets	1,222	881
Equity in net assets of subsidiaries and affiliates of discontinued operations	519	467

Total assets	$18,447	$17,097

LIABILITIES AND SHAREHOLDERS’ EQUITY

Accounts payable and other liabilities	$672	$592
Long-term debt	6,746	5,994

Total liabilities	7,418	6,586
Shareholders’ equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,158 million shares in 2007 and 1,199 million shares in 2006	232	240
Additional paid-in capital	10,164	9,638
Retained earnings	1,075	1,153
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains	12	92
Net unrealized derivatives (losses) gains	(71)	27
Foreign currency translation adjustments	(255)	(222)
Net unrealized pension and other postretirement benefit costs	(128)	(417)

Total accumulated other comprehensive loss	(442)	(520)

Total shareholders’ equity	11,029	10,511

Total liabilities and shareholders’ equity	$18,447	$17,097

See Notes to Condensed Financial Information of the Parent Company on page F-7.

AMERICAN EXPRESS COMPANY AND CONSOLIDATED SUBSIDIARIES

SCHEDULE I—CONDENSED FINANCIAL INFORMATION OF THE COMPANY

CONDENSED STATEMENTS OF CASH FLOWS

(Parent Company Only)

(millions)

	Years Ended December 31,
	2007	2006	2005
Cash Flows from Operating Activities Net income	$4,012	$3,707	$3,734

Adjustments to reconcile net income to cash provided by operating activities
Equity in net (income) loss of subsidiaries and affiliates:
– continuing operations	(4,247)	(3,780)	(3,363)
– discontinued operations	36	(96)	(672)
Dividends received from subsidiaries and affiliates	3,708	3,479	2,474
Other operating activities, primarily with subsidiaries	(267)	(279)	(316)

Net cash provided by operating activities	3,242	3,031	1,857

Cash Flows from Investing Activities
Purchase of investments	—	(20)	(30)
Purchase of land, buildings and equipment	(10)	(10)	(8)
Acquisition	—	(200)	—
Investments in subsidiaries and affiliates	(550)	—	—

Net cash used in investing activities	(560)	(230)	(38)

Cash Flows from Financing Activities
Issuance of debt	1,500	1,750	—
Principal payment of debt	(750)	(1,000)	(498)
Issuance of American Express common shares and other	852	1,203	1,129
Repurchase of American Express common shares	(3,572)	(4,093)	(1,853)
Dividends paid	(712)	(661)	(597)

Net cash used in financing activities	(2,682)	(2,801)	(1,819)

Net change in cash and cash equivalents	—	—	—

Cash and cash equivalents at beginning of year	3	3	3

Cash and cash equivalents at end of year	$3	$3	$3

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid for interest (net of amounts capitalized) in 2007, 2006, and 2005 was $319 million, $190 million, and $246 million, respectively. Net cash received for income taxes in 2007, 2006, and 2005 was $75 million, $216 million, and $160 million, respectively.

See Notes to Condensed Financial Information of the Parent Company on page F-7.

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

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (“AEB”) and American Express International Deposit Company (“AEIDC”), a subsidiary that issues investment certificates to AEB’s customers, to Standard Chartered PLC (“Standard Chartered”). AEIDC was contracted to be sold to Standard Chartered, 18 months after the close of the AEB sale, through a put/call agreement. For 2007 and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of AEB that are not being sold) have been reflected as discontinued operations in the condensed financial information. AEIDC will continue to be included in continuing operations until such time as AEIDC qualifies for classification as a discontinued operation which will occur approximately one year prior to its transfer to Standard Chartered.

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

2. Long-term debt consists of (millions):

	December 31,
	2007	2006
5.40% Fixed and Floating Rate Senior Notes due 2009-2033 (a)	5,996	5,244
6.80% Subordinated Debentures due 2036 (b)	750	750

	$6,746	$5,994

(a)	For floating rate debt issuances, the stated rate is based on the floating rates in effect at December 31, 2007.
(b)	The maturity date will automatically be extended to September 1, 2066, except in the case of (1) prior redemption or (2) default related to the debentures.

Aggregate annual maturities of long-term debt for the five years ending December 31, 2012, are as follows (millions): 2008, $0; 2009, $500; 2010, $0; 2011, $400; 2012, $0 and thereafter, $5,846.

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.30, 10.32 through 10.43 and 10.46 through 10.48 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s By-Laws, as amended through September 27, 2006 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated September 27, 2006 (filed September 29, 2006)).

4	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

10.1	American Express Company 1989 Long-Term Incentive Plan, as amended and restated (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 1996).

10.2	American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005)).

10.3	Amendment, dated February 28, 2000, of American Express Company 1989 Long-Term Incentive Compensation Plan Master Agreement, dated February 27, 1995 (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.5	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.6	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.7	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (incorporated by reference to Exhibit 10.7 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.8	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Award) under the American Express Company 1998 Incentive Compensation Plan, as amended. (Incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.9	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.10	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).

10.11	American Express Company 2007 Incentive Compensation Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.12	American Express Company 2007 Incentive Compensation Plan Master Agreement, dated April 27, 2007 (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

*10.13	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 2007 Incentive Compensation Plan.

*10.14	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Award) under the American Express Company 2007 Incentive Compensation Plan.

10.15	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

10.16	American Express Company Deferred Compensation Plan for Directors, as amended through July 28, 2003 (incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 22, 2004 (filed January 28, 2005).

10.17	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.18	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.19	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.20	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.21	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.22	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.23	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.24	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.25	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.26	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.27	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.28	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.29	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.30	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.31	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.32	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.33	American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through May 1, 2000) (incorporated by reference to Exhibit 10.10 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.34	Amendments to the American Express Senior Executive Severance Plan, effective November 26, 2001 (incorporated by reference to Exhibit 10.30 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2001).

10.35	Amendments to the American Express Senior Executive Severance Plan, effective January 22, 2007 (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.36	Amendment of Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.37	Amendments of (i) Long-Term Incentive Awards under the American Express Company 1979 and 1989 Long-Term Incentive Plans, (ii) the American Express Senior Executive Severance Plan, (iii) the American Express Supplemental Retirement Plan, (iv) the American Express Salary/Bonus Deferral Plan, (v) the American Express Key Executive Life Insurance Plan and (vi) the IDS Current Service Deferred Compensation Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.38	American Express Supplemental Retirement Plan Amended and Restated Effective March 1, 1995 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1999).

10.39	American Express Supplemental Retirement Plan (as amended and restated effective July 1, 2007) (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).

10.40	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.41	American Express Annual Incentive Award Plan (incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.42	Amendment to American Express Annual Incentive Award Plan, effective January 22, 2007 (incorporated by reference to Exhibit 10.38 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.43	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.44	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.45	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.46	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.47	American Express Company 2003 Share Equivalent Unit Plan for Directors, as adopted and effective April 28, 2003 (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2003).

10.48	Description of 2007 Base Salaries of Named Executive Officers (incorporated by reference to Exhibit 10.44 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.49	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.50	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.51	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2007 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS