Form 10-Q
period 2008-03-31
AMERICAN EXPRESS CO
filed 2008-05-02
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2008
Common Shares (par value $.20 per share)	1,158,411,977 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME
(Millions, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Revenues
Discount revenue	$3,718	$3,355
Net card fees	567	484
Travel commissions and fees	494	437
Other commissions and fees	622	536
Securitization income, net	444	457
Other	356	387
Total	6,201	5,656
Interest income
Cardmember lending finance revenue	1,625	1,368
Other	279	303
Total	1,904	1,671
Total revenues	8,105	7,327
Interest expense
Cardmember lending	417	385
Charge card and other	502	458
Total	919	843
Revenues net of interest expense	7,186	6,484

Expenses
Marketing, promotion, rewards and cardmember services	1,756	1,462
Human resources	1,470	1,301
Professional services	551	518
Occupancy and equipment	375	328
Communications	115	112
Other, net	296	293
Total	4,563	4,014
Provisions for losses and benefits
Charge card	345	209
Cardmember lending	809	574
Other (including investment certificates)	115	76
Total	1,269	859
Pretax income from continuing operations	1,354	1,611
Income tax provision	380	516
Income from continuing operations	974	1,095
Income (Loss) from discontinued operations, net of tax	17	(38)
Net income	$991	$1,057

Earnings per Common Share — Basic:
Income from continuing operations	$0.84	$0.92
Income (Loss) from discontinued operations	0.02	(0.03)
Net income	$0.86	$0.89

Earnings per Common Share — Diluted:
Income from continuing operations	$0.84	$0.90
Income (Loss) from discontinued operations	0.01	(0.03)
Net income	$0.85	$0.87

Average common shares outstanding for earnings per common share:
Basic	1,153	1,187
Diluted	1,163	1,210

Cash dividends declared per common share	$0.18	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	March 31,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$19,489	$11,737
Accounts receivable
Cardmember receivables, less reserves: 2008, $1,221; 2007, $1,149	37,784	38,923
Other receivables, less reserves: 2008, $45; 2007, $36	3,303	3,082
Investments	14,148	15,864
Loans
Cardmember lending, less reserves: 2008, $1,919; 2007, $1,831	47,635	52,674
Other, less reserves: 2008, $47; 2007, $45	819	762
Land, buildings and equipment – at cost, less accumulated depreciation: 2008, $3,604; 2007, $3,453	2,740	2,692
Other assets	9,370	7,349
Assets of discontinued operations	—	16,747
Total assets	$135,288	$149,830

Liabilities and Shareholders’ Equity
Customers’ deposits	$13,995	$15,397
Travelers Cheques outstanding	6,854	7,197
Accounts payable	9,071	7,674
Investment certificate reserves	5,013	5,299
Short-term debt	18,994	17,762
Long-term debt	55,534	55,285
Other liabilities	14,316	13,959
Liabilities of discontinued operations	—	16,228
Total liabilities	123,777	138,801

Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,158 million shares in 2008 and 2007	232	232
Additional paid-in capital	10,286	10,164
Retained earnings	1,654	1,075
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities (losses) gains	(108)	12
Net unrealized derivatives losses	(176)	(71)
Foreign currency translation adjustments	(256)	(255)
Net unrealized pension and other postretirement benefit costs	(121)	(128)
Total accumulated other comprehensive loss	(661)	(442)
Total shareholders’ equity	11,511	11,029
Total liabilities and shareholders’ equity	$135,288	$149,830

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities
Net income	$991	$1,057
(Income) Loss from discontinued operations, net of tax	(17)	38
Income from continuing operations	974	1,095
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses and benefits	1,332	899
Depreciation and amortization	173	156
Deferred taxes, acquisition costs and other	(65)	(220)
Stock-based compensation	66	54
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	881	455
Other operating assets	99	(1)
Accounts payable and other liabilities	1,529	379
Travelers Cheques outstanding	(346)	(408)
Net cash used in operating activities attributable to discontinued operations	(59)	(62)
Net cash provided by operating activities	4,584	2,347
Cash Flows from Investing Activities
Sale of investments	1,981	1,123
Maturity and redemption of investments	3,977	1,440
Purchase of investments	(4,571)	(2,640)
Net decrease in cardmember loans/receivables	2,907	402
Proceeds from cardmember loan securitizations	3,721	1,596
Maturities of cardmember loan securitizations	(2,020)	(920)
Purchase of land, buildings and equipment	(196)	(208)
Sale of land, buildings and equipment	5	4
(Acquisitions) dispositions, net of cash acquired/sold	(4,342)	3
Net cash provided by (used in) investing activities attributable to discontinued operations	460	(438)
Net cash provided by investing activities	1,922	362
Cash Flows from Financing Activities
Net change in customers’ deposits	(1,346)	(3,035)
Sale of investment certificates	619	684
Redemption of investment certificates	(923)	(1,099)
Net increase in debt with maturities of three months or less	117	1,440
Issuance of debt	6,270	3,842
Principal payments on debt	(5,285)	(4,504)
Issuance of American Express common shares and other	92	264
Repurchase of American Express common shares	(219)	(951)
Dividends paid	(210)	(180)
Net cash (used in) provided by financing activities attributable to discontinued operations	(1,444)	912
Net cash used in financing activities	(2,329)	(2,627)
Effect of exchange rate changes on cash	44	16
Net increase in cash and cash equivalents	4,221	98
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2008, $3,531; 2007, $2,940	15,268	8,246
Cash and cash equivalents at end of period includes cash of discontinued operations: 2008, $0; 2007, $3,554	$19,489	$8,344

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The Company

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2007.

Certain reclassifications of prior year amounts have been made to conform to the current presentation. These reclassifications did not have an impact on the Company’s financial position or results of operations, and primarily include those described in the Company’s previously filed current report on Form 8-K dated November 1, 2007.

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

Disposition of American Express Bank Ltd.

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) to Standard Chartered PLC (Standard Chartered).  The sale was completed on February 29, 2008 and Standard Chartered paid the Company $823 million, equaling the approximate net asset value of the AEB businesses that were sold plus $300 million.  The closing net asset value is subject to adjustment which will be determined through final negotiations between the Company and Standard Chartered. Any adjustments will impact the purchase price and realized gain on sale. For 2008 through the date of disposition and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of the AEB businesses that were not sold) have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  As of March 31, 2008 and December 31, 2007, the net asset value of that business was $125 million and $232 million, respectively.  The decline in net asset value is primarily related to the unrealized mark-to-market loss within AEIDC’s investment portfolio as further discussed below. AEIDC’s operating results will continue to be included in continuing operations within the Corporate & Other segment until AEIDC qualifies for classification as a discontinued operation in the third quarter of 2008.

During the third quarter of 2007, the Company reclassified the AEIDC investment portfolio from the Available-for-Sale to the Trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. Due to AEIDC’s investment portfolio trading categorization, a $109 million net unrealized mark-to-market loss was recognized within the income statement during the first quarter of 2008 as well as $5 million in net realized gains.  The Company will report future changes in the market value of AEIDC’s investment portfolio within the income statement until AEIDC is sold.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In addition, other interest income includes income related to investments made as a result of AEIDC’s investment certificates business.

Acquisitions

On March 28, 2008, the Company purchased Corporate Payment Services (CPS), General Electric Company’s commercial card and corporate purchasing business unit.  The total cash consideration paid by the Company of $2.3 billion consisted of the contractual purchase price of approximately $1.1 billion plus the repayment of CPS’s $1.2 billion in outstanding debt as of the acquisition date.

The component businesses of CPS are reported within the Global Commercial Services (GCS) and the U.S. Card Services (USCS) operating segments.  The following table summarizes the approximate assets acquired and liabilities assumed by segment as of March 31, 2008:

(Millions)	GCS	USCS	Total
Other receivables	$1,203	$—	$1,203
Other loans	—	108	108
Definite-lived intangibles	233	22	255
Goodwill	796	—	796
Other assets	6	—	6
Total assets	2,238	130	2,368
Total liabilities	94	2	96
Net assets	$2,144	$128	$2,272

The assets and liabilities that are directly attributable to the respective CPS businesses (including acquired intangible assets) have been allocated to the corresponding operating segments.  The remaining assets, primarily goodwill, are reflected in the GCS segment at March 31, 2008.  The final allocation of these assets to the appropriate operating segments will be completed in a subsequent quarter.  Further, the values of acquired intangible assets presented above are based on preliminary valuations which will be completed in a subsequent quarter, and adjusted to reflect the final valuations. As underlying cardmember relationships migrate to the Company’s products over the coming quarters, the associated receivables will be reflected in the cardmember receivables and cardmember lending lines on the Consolidated Balance Sheet.

The acquisition of CPS did not have a significant impact on the Company’s results of operations for the three months ended March 31, 2008.

Recently Issued Accounting Standards

Effective January 1, 2008, the Company partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for the Company).  In accordance with FSP FAS 157-2, the Company has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its non-financial assets that are not measured at fair value on a recurring basis.

The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Company’s principal or most advantageous market for the specific asset or liability. The primary impact to the Company upon its partial adoption of SFAS No. 157 is the expanded disclosure requirements. There were no impacts to the financial statements.  Refer to Note 4 which provides further details on the Company’s partial adoption of SFAS No. 157.

Effective January 1, 2008, the Company adopted SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (SFAS No. 159).  SFAS No. 159 allows companies the option to irrevocably elect, on a contract by contract basis, fair value as the initial and subsequent measurement for certain financial assets and financial liabilities.  The Company has not elected the option for fair value measurement for any additional financial assets or financial liabilities under SFAS No. 159.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company will adopt the new measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of the FASB Statements No. 87, 88, 106, and 132(R)” in the fourth quarter of 2008. The adoption of this new standard will result in a one-time adjustment to retained earnings and accumulated other comprehensive income in the fourth quarter of 2008.

The following accounting standards as disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, which are effective for the Company beginning January 1, 2009, are currently being evaluated for possible impact to the Company upon adoption:

•	SFAS No. 141 (revised 2007), “Business Combinations”;

•

SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of the FASB Statements No. 87, 88, 106, and 132(R)” with regard to the measurement date for the benefit obligation and plan assets for years ending after December 15, 2008.

•	SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”; and

•	Emerging Issues Task Force Issue No. 07-1, “Accounting for Collaborative Arrangements”.

During 2008, the FASB has issued the following accounting standards, which are effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact of these accounting standards.

•

SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of FASB Statement No. 133, requiring enhanced disclosures about the Company’s derivative and hedging activities. The Company is required to provide enhanced disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows. SFAS No. 161 is effective prospectively, with comparative disclosures of earlier periods encouraged upon initial adoption.

•

FSP No. FAS 140-3, “Accounting for Transfers of Financial Assets and Repurchase Financing Transactions” (FSP FAS 140-3), applies to repurchase financings, which are repurchase transactions that relate to previously transferred financial assets between the same counterparties (or the consolidated affiliates of either counterparty), that are entered into contemporaneously with, or in contemplation of, the initial transfer. FSP FAS 140-3 establishes criteria that may require the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

previously transferred assets and the repurchase transaction to be linked, therefore altering the financial reporting outcome of the transaction. Historically, these types of transactions have been accounted for separately, the initial transaction accounted for as a sale and the subsequent transaction as a repurchase. The Company does not believe it has any transactions falling within the scope of FSP FAS 140-3, however, the Company is currently evaluating this assessment.

•

FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), applies to recognized intangible assets that are accounted for pursuant to FASB Statement No. 142 “Goodwill and Other Intangible Assets”. FSP FAS 142-3 requires an entity to consider its own historical renewal or extension experience in developing renewal or extension assumptions used in determining the useful life of a recognized intangible asset. In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant. FSP FAS 142-3 is effective prospectively for all newly acquired intangible assets after the effective date. Additional disclosures are required for all capitalizable intangible assets as of the effective date.

2.              Discontinued Operations

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements.  Summary operating results of the discontinued operations primarily included AEB (except for certain components of AEB that have not been sold), as further described in Note 1, as well as businesses disposed of in previous years. Results from discontinued operations for the three months ended March 31, 2008 and 2007, were as follows:

	Three Months Ended March 31,
(Millions)	2008	2007
Revenues net of interest expense	$125	$184
Pretax income (loss) from discontinued operations	$133	$(30)
Income tax provision (a)	116	8
Income (loss) from discontinued operations, net of tax (b)	$17	$(38)

(a)  The sale of AEB to Standard Chartered caused certain taxable events under applicable U.S. tax rules to occur, resulting in the high effective tax rate for the three months ended March 31, 2008.

(b)  Included in the three months ended March 31, 2008, is an after-tax gain of $11 million realized upon the sale of AEB.

As previously disclosed at March 31, 2008, all assets and liabilities of discontinued operations related to AEB were sold to Standard Chartered. At December 31, 2007, the assets and liabilities of the discontinued operations related to AEB were as follows:

(Millions)
Assets:
Cash and cash equivalents	$3,531
Investments	3,080
Loans, net of reserves	8,283
Other assets	1,853
Total assets	16,747

Liabilities:
Customers’ deposits	15,079
Other liabilities	1,149
Total liabilities	16,228
Net assets	$519

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At December 31, 2007, the accumulated other comprehensive loss, net of tax, associated with discontinued operations was as follows:

(Millions)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	$(15)
Foreign currency translation adjustments	(28)
Net unrealized pension and other postretirement benefit costs	2
Total accumulated other comprehensive loss	$(41)

3.              Investments

The following is a summary of investments at March 31, 2008 and December 31, 2007:

(Millions)	2008	2007
Available-for-Sale, at estimated fair value	$13,156	$13,214
Trading - AEIDC, at estimated fair value	992	2,650
Total	$14,148	$15,864

Available-for-Sale Investments

The following is a summary of investments classified as Available-for-Sale at March 31, 2008 and December 31, 2007:

	2008				2007
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,883	$73	$(339)	$6,617	$6,795	$102	$(136)	$6,761
U.S. Government and agencies obligations (a)	5,034	145	—	5,179	5,034	76	—	5,110
Mortgage and other asset-backed securities (b)	75	1	(1)	75	79	1	(1)	79
Corporate debt securities	331	—	(9)	322	285	1	(4)	282
Foreign government bonds and obligations	90	2	(1)	91	51	2	—	53
Other (c)	926	—	(54)	872	929	—	—	929
Total	$13,339	$221	$(404)	$13,156	$13,173	$182	$(141)	$13,214

(a)          U.S. Government and agencies obligations at March 31, 2008 and December 31, 2007, included $984 million and $970 million, respectively, of securities loaned out on an overnight basis to financial institutions under the securities lending program.

(b)         Represents the amount of securities in Government Sponsored Entities (Fannie Mae, Freddie Mac or Ginnie Mae).

(c)          Consists primarily of short-term money market and state tax exempt securities (totaling $320 million and $833 million at March 31, 2008 and December 31, 2007, respectively) as well as investment of retained subordinated securities from the Company’s securitization programs  ($534 million and $78 million at March 31, 2008 and December 31, 2007, respectively). Primarily all of the gross unrealized losses of $54 million at March 31, 2008 are attributable to the interest rate movement of retained subordinated securities from the Company’s securitization program.

Unrealized losses may be caused by changes to market interest rates, which include both benchmark interest rates and credit spreads, and specific credit events associated with individual issuers.  Substantially all of the gross unrealized losses on the securities are attributable to changes in market interest rates. All of the Available-for-Sale securities held by the Company are investment grade. The Company has the ability and the intent to hold these securities for a time sufficient to recover the unrealized losses and expects that contractual principal and interest will be received on these securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Trading Investments - AEIDC

The following is a summary of  investments classified as Trading at March 31, 2008 and December 31, 2007:

(Millions)	2008	2007
Mortgage and other asset-backed securities	$708	$1,576
Corporate debt securities	275	982
Other	9	92
Total Trading, at estimated fair value	$992	$2,650

During the three months ended March 31, 2008, the net unrealized holding loss of the Trading securities amounted to approximately $109 million.  In addition, there were $5 million in net realized gains related to the sale of approximately $1.2 billion Trading securities during the three months ended March 31, 2008.

Exposure to Mortgage and Other Asset-Backed Securities

The Company’s mortgage and other asset-backed holdings at March 31, 2008 and December 31, 2007, are classified as follows:

Classification (Millions)	2008	2007
Trading	$708	$1,576
Available-for-Sale:
Continuing operations	75	79
Discontinued operations – AEB	—	838
Total mortgage and other asset backed holdings, at estimated fair value (a)	$783	$2,493

(a)          Does not include the retained subordinated securities from the Company’s securitization programs ($534 million and $78 million at March 31, 2008 and December 31, 2007, respectively).

During the three months ended March 31, 2008, the Company sold approximately $685 million of mortgage and other asset-backed holdings classified as Trading for a net realized gain of approximately $3 million.

The following is a summary of the Company’s mortgage and other asset-backed holdings at March 31, 2008 and December 31, 2007:

(Millions)	2008	2007
Residential Mortgage-Backed Securities
Government Sponsored Entities (GSE):	$111	$1,070
Non-GSE:
Prime	87	258
Alt-A	327	468
Sub-prime	21	140
Total Non-Agency	435	866
Total residential mortgage-backed securities	546	1,936
Other asset-backed securities (a)	154	198
Commercial mortgage-backed securities	83	359
Total mortgage and other asset-backed holdings	$783	$2,493

(a)          Does not include the retained subordinated securities from the Company’s securitization programs ($534 million and $78 million at March 31, 2008 and December 31, 2007, respectively).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At March 31, 2008, the Company’s mortgage and other asset-backed securities were rated as follows:

Rating	Percent of Total Mortgage and Other Asset Backed Securities
AAA	93%
AA	3%
A	2%
BBB	2%

4.              Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its partial adoption of SFAS No. 157 was expanding its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•

Unadjusted Quoted Prices - The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities.  An example would be a marketable equity security that is actively traded on the New York Stock Exchange. (Level 1)

•

Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction. Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market. (Level 2)

•

Pricing Models with Significant Unobservable Inputs - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market. An example would be the retained interest in a securitization trust. (Level 3)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s financial instruments carried at fair value as of March 31, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy (as described previously).

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

(Millions)	Total Carrying Value in the Consolidated Balance Sheet at March 31, 2008	Fair Value Hierarchy Level (a)
Assets
Investments
Other	$13,614	2
Retained Subordinated Securities	534	3
Total Investments (b)	14,148
Other Assets
Interest-only Strip	257	3
Derivatives, net (c)	384	2
Total Assets at Fair Value	$14,789

Other Liabilities
Derivatives, net (c)	$431	2
Total Liabilities at Fair Value	$431

(a)

The level in the fair value hierarchy to which an asset or liability is classified is based upon the lowest level of input that is significant to the fair value measurement. For example, if an asset or liability is valued based on observable inputs (e.g., Level 2) as well as unobservable inputs (e.g., Level 3), and the unobservable inputs significantly contributed to the determination of fair value, it would be classified in Level 3 of the fair value hierarchy. The Company does not have any financial liabilities categorized within Level 1 of the fair value hierarchy. The financial assets categorized in Level 1 are inconsequential.

(b)	See Note 3 of the Company’s Consolidated Financial Statements for details of Investments.

(c)

Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. At March 31, 2008, $75 million has been offset against the derivative assets and liabilities and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

Description of Financial Assets and Liabilities Fair Value Methodologies

The following is a description of the valuation techniques used for the respective financial instruments when measured at fair value, including the general classification of such items pursuant to the fair value hierarchy. These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values.  The use of different techniques to determine the fair value of these types of financial instruments could result in different estimates of fair value at the reporting date.

Investments-Other

The fair market values for the Company’s investments are obtained primarily from pricing vendors engaged by the Company.  When available, quoted market prices are used to determine fair value.  Where quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy. Currently, the Company’s Level 1 investments are inconsequential.

When quoted prices in an active market are not available, fair values are estimated by using pricing models, where the inputs to those models are based on observable market inputs.  The inputs to the valuation techniques vary depending on the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and benchmarking of like securities.  The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets.  Examples

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

classified within Level 2 of the fair value hierarchy include State and Municipal Obligations, United States Government and Agencies Obligations, Mortgage and Other Asset Backed Securities, Corporate Debt Securities, and Foreign Government Bonds and Obligations.

The Company has a thorough and documented understanding of the valuation techniques used by its pricing vendors.  In addition, the Company corroborates the prices provided by its pricing vendors to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

Investments – Retained Subordinated Securities

In select cases, observable market prices and inputs to the Company’s valuation techniques for investments may not be readily available, or may be limited or lack transparency due to market conditions.  In these cases, investments are classified within Level 3 of the fair value hierarchy.  The Company’s A-rated and BBB-rated retained subordinated securities from its securitization program are its only investments classified in Level 3 of the fair value hierarchy. The Company determines the fair value of these investments through discounted cash flow models. The discount rate used is based on an interest rate curve that is observable in the marketplace plus an unobservable credit spread commensurate with the risk of these A-rated and BBB-rated securities and similar financial instruments.

Other Assets – Interest-only Strip

The fair value of the Company’s interest-only strip (which is a retained subordinated interest in its securitized cardmember loans) is estimated based on the present value of estimated future excess spread expected to be generated by its securitized cardmember loans over the estimated life of those loans.  The fair value is calculated based on projections of the average loan life (i.e., based on the expected monthly payment rate), the finance charges and fees received related to these securitized loans less;

•                          coupon payments to investors and expected credit losses and;

•                          contractual fees paid to service the transferred assets,

and discounted at an applicable rate.  On a routine basis, the Company compares the assumptions it uses in calculating the fair value of its interest-only strip to observable market data where available, and to historical trends.  The interest-only strip is classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

Other Assets and Other Liabilities – Derivatives, net

The fair values of derivatives are estimated by using pricing models, where the inputs to those models are based on readily observable market parameters.  The valuation models used by the Company are consistently applied and reflect the contractual terms of the derivatives, including the period to maturity, and market-based parameters such as interest rates, foreign exchange rates, and volatility.  These models do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment, and inputs thereto are readily observable from actively quoted markets.

Market practice in pricing derivatives initially assumes all counterparties have the same credit quality.  Credit valuation adjustments are necessary when the market parameter (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of the Company or its counterparties.  The Company manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of  the contracts over their remaining lives, considering such factors as maturity date and the volatility of the underlying or reference index. The Company mitigates derivative credit risk by transacting with highly rated counterparties, and where possible entering into legally enforceable master netting agreements, which reduce credit risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events.  Management has evaluated the credit and nonperformance risks associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company’s derivatives primarily include interest rate swaps, foreign currency forwards, foreign currency options, and cross currency swaps.  Such instruments are classified within Level 2 of the fair value hierarchy.

Changes in Level 3 Fair Value Measurements

The table below presents a reconciliation for the period from January 1, 2008 to March 31, 2008, of the Company’s financial assets that are classified within Level 3 of the fair value hierarchy:

	Retained Subordinated Interests
(Millions)	Investments		Other Assets – Interest-only Strip
Fair Value, January 1, 2008	$78		$223
Purchases, issuances and settlements, net	509	(a)	(315	)(b)
Total realized and unrealized gains and (losses):
Realized gains included in securitization income, net	N/A		334	(c)
Unrealized gains included in securitization income, net	N/A		15
Included in Other Comprehensive Loss	(53)		—
Fair Value, March 31, 2008	$534		$257

(a)          Represents newly issued A-rated and BBB-rated securities retained by the Company from 2008 securitization transactions.

(b)         Represents the net decrease in the interest-only strip fair value during the period due to the pay-down of the underlying securitized cardmember loans.

(c)          Represents the net increase in the interest-only strip fair value during the period due to gains from additional issuances, net of amortization, and the net excess spread earned by the Company as a result of finance charges and fees paid by cardmembers on the underlying securitized cardmember loans.

The A-rated and BBB-rated retained subordinated interests are backed by American Express cardmember loans and are from securitizations in 2007 and 2008.  The Company’s interest-only strip is also backed by American Express cardmember loans extending back to 2001.  The interest-only strip is not a rated instrument.

The Company previously disclosed in Note 6 to its Annual Report on Form 10-K for the year ended December 31, 2007 the sensitivity to the fair value of the interest-only strip of a 10 percent and 20 percent change in three key economic assumptions:  average loan life, expected credit loss, and average discount rate.  The sensitivities as previously disclosed have not materially changed.  The following two additional key economic assumptions and the sensitivity to the fair value of the interest-only strip at March 31, 2008 are as follows:

(Millions, except rates per annum)	Assumption	Impact on fair value of 10% adverse change (a)
Finance Charge Yield	14.3%	$(78)
LIBOR Rate	2.7%	$(14)

(a)          The impact on fair value of a 20 percent adverse change is approximately two times the impact of a 10 percent adverse change identified above.

These sensitivities do not represent management’s expectations of adverse changes in these assumptions but are provided as a hypothetical scenario to assess the sensitivity of the fair value of the interest-only strip to changes in key inputs. Management cannot extrapolate changes in fair value based on a 10 percent change in all key assumptions simultaneously in part because the relationship of the change in

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

one assumption on the fair value of the retained interest is calculated independent from any change in another assumption. Changes in one factor may cause changes in another, which could magnify or offset the sensitivities.

5.              Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31,
(Millions)	2008	2007
Net income	$991	$1,057
Other comprehensive income (losses):
Net unrealized securities losses (a)	(120)	(55)
Net unrealized derivative losses	(105)	(10)
Foreign currency translation adjustments	(1)	(1)
Net unrealized pension and other postretirement benefit costs (b)	7	86
Total	$772	$1,077

(a)    Included in the three months ended March 31, 2007, was a gain of $80 million ($50 million after-tax) related to the fair value of the interest-only strip, which was recorded in other comprehensive income (loss) in previous periods until the January 1, 2007 initial adoption of SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155). Changes in the fair value of the interest-only strip subsequent to the adoption of this standard are no longer recorded in other comprehensive income (loss) and are reflected in securitization income, net.

(b)   Included in the three months ended March 31, 2007, was the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the U.S. plan curtailment.

6.              Stock Plans

On January 31, 2008, the Compensation and Benefits Committee of the Board of Directors (the CBC) approved and granted to the Company’s Chief Executive Officer (CEO) a special non-qualified stock option award with performance-based and market-based conditions.  The grant is for 1,375,000 shares with an exercise price per share of $49.13 and a contractual term of 10 years from date of grant. The details of the terms and conditions of this award were previously disclosed in Note 17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

7.              Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations.  The tax years under examination and open for examination vary by jurisdiction.  The Company is currently under examination by the IRS for the years 1997 – 2004.

The Company had approximately $1.3 billion and $1.1 billion of unrecognized tax benefits at March 31, 2008 and December 31, 2007, respectively.  The change is primarily due to an increase in unrecognized tax benefits relating to temporary differences that will reverse in the future.

Given the inherent complexities of the business and that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each of the taxing jurisdictions and has established a liability for unrecognized tax benefits that management believes to be adequate.  Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance or an event occurs necessitating a change to the liability.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $900 million principally as a result of potential resolutions through settlements of prior years’ tax items with various taxing authorities.  The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $900 million of unrecognized tax benefits, approximately $450 million are temporary differences that, if recognized, would have no impact on the effective tax rate or on net income, and would only cause cash payments of taxes in advance of the time assumed in the Company’s tax return filings. With respect to the remaining amount (also $450 million), it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended March 31, 2008 (a)	Three Months Ended March 31, 2007
Effective tax rate	28%	32%

(a)          The effective tax rate for the three months ended March 31, 2008, reflected tax benefits primarily related to the resolution of prior years’ tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period.  Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares.  The following table presents computations of basic and diluted EPS:

		Three Months Ended March 31,
(Millions, except per share amounts)		2008	2007
Numerator:
Income from continuing operations		$974	$1,095
Income (Loss) from discontinued operations, net of tax		17	(38)
Net income		$991	$1,057

Denominator:
Basic:	Weighted-average shares outstanding during the period	1,153	1,187
Add:	Dilutive effect of stock options, restricted stock awards and other dilutive securities	10	23
Diluted		1,163	1,210

Basic EPS:
Income from continuing operations		$0.84	$0.92
Income (Loss) from discontinued operations		0.02	(0.03)
Net income		$0.86	$0.89

Diluted EPS:
Income from continuing operations		$0.84	$0.90
Income (Loss) from discontinued operations		0.01	(0.03)
Net income		$0.85	$0.87

For the three months ended March 31, 2008 and 2007, the dilutive effect of unexercised stock options excluded 21 million and 8 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.  See Notes 9 and 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.              Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS).  The following table presents certain operating segment information:

	Three Months Ended March 31,
(Millions)	2008	2007
Revenues, excluding interest income:
USCS	$3,046	$2,832
ICS	950	797
GCS	1,235	1,096
GNMS	942	800
Corporate & Other, including adjustments and eliminations	28	131
Total	$6,201	$5,656

Interest income:
USCS	$1,209	$1,094
ICS	457	341
GCS	15	2
GNMS	—	—
Corporate & Other, including adjustments and eliminations	223	234
Total	$1,904	$1,671

Interest expense:
USCS	$533	$562
ICS	212	159
GCS	106	104
GNMS	(61)	(77)
Corporate & Other, including adjustments and eliminations	129	95
Total	$919	$843

Revenues net of interest expense:
USCS	$3,722	$3,364
ICS	1,195	979
GCS	1,144	994
GNMS	1,003	877
Corporate & Other, including adjustments and eliminations	122	270
Total	$7,186	$6,484

Income (Loss) from continuing operations:
USCS	$523	$644
ICS	133	102
GCS	151	129
GNMS	223	236
Corporate & Other	(56)	(16)
Total	$974	$1,095

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The Company’s initial recognition of guarantees within the scope of FIN 45 is at fair market value, which has been determined in accordance with the fair value measurement provisions of SFAS No. 157.

The following table provides information related to such guarantees as of March 31, 2008 and December 31, 2007:

	March 31, 2008		December 31, 2007
Type of Guarantee:	Maximum amount of undiscounted future payments (a)	Amount of related liability (b)	Maximum amount of undiscounted future payments (a)	Amount of related liability (b)
	(Billions)	(Millions)	(Billions)	(Millions)
Card and travel operations (c)	$80	$78	$77	$67
Other (d)	1	132	1	48
Total	$81	$210	$78	$115

(a)

Calculated using management’s best estimate of maximum exposure under the hypothetical scenario that all eligible claims (out of total billed business volumes) occur within the next 12 months. The Merchant Protection guarantee is calculated using Management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes.

(b)

Included as part of other liabilities on the Company’s Consolidated Balance Sheets. The increase in the liability from December 31, 2007 to March 31, 2008, results substantially from guarantees related to the Company’s dispositions.

(c)

Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d)

Other primarily relates to real estate, tax, and guarantees related to the Company’s dispositions as well as contingent consideration obligations, among other guarantees provided in the ordinary course of business.

11.       Restructuring Charges

During the three months ended March 31, 2008, the Company recorded restructuring charges of $15 million ($5 million in continuing operations and $10 million in discontinued operations) related to the Company’s business travel, prepaid services, international payments business, technology areas, and international banking businesses.  These charges principally related to the consolidation of business operations, closing of operating sites, and exiting certain international banking businesses.

Restructuring charges are comprised of severance obligations and other exit costs. The charges and any subsequent adjustments related to severance obligations are included in human resources and discontinued operations in the Company’s Consolidated Statements of Income, while other exit costs are included in occupancy and equipment, professional services, other expenses, and discontinued operations. Cash payments related to the remaining restructuring liabilities are expected to be completed in 2009, with the exception of contractual long-term severance arrangements, which are expected to be completed in 2010, and certain lease obligations, which will continue until their expiration in 2017.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s restructuring charge activity for the three months ended March 31, 2008:

(Millions)	Severance	Other	Total
Liability balance at December 31, 2007	$60	$9	$69
Restructuring charges, net of reversals (a) (b)	10	5	15
Payments	(11)	(5)	(16)
Other non-cash	—	1	1
Liability balance at March 31, 2008	$59	$10	$69

The following table summarizes the Company’s restructuring charges, net of reversals, and other non-cash items by reportable segment for the three months ended March 31, 2008:

(Millions)	USCS	ICS	GCS	GNMS	Corporate & Other	Discontinued Operations	Total
Restructuring charges, net of reversals (a)	—	$(2)	—	$(1)	$8	$10	$15
Other non-cash	—	—	—	—	$1	—	$1

(a)	Reversals of $6 million ($2 million in ICS, $1 million in GCS, $1 million in GNMS, and $2 million in Corporate & Other), primarily due to higher redeployment rates.

(b)	Includes $10 million related to the Company’s dispositions. However, since they represent legal obligations of the Company, the liabilities were recorded within continuing operations.

As of March 31, 2008, the total expenses to be incurred for previously approved restructuring activities that were in-progress are not expected to be materially different from the cumulative expenses incurred to date for these programs.  Future decisions to initiate new restructuring activities do not represent future phases of previously approved programs.  The amounts in the table below relate to restructuring programs (in continuing operations) that were in-progress during 2008 and initiated at various dates between the fourth quarter of 2004 and first quarter of 2008.

Cumulative Restructuring Expense Incurred to Date on In-progress Restructuring Programs

(Millions)	Severance	Other	Total
USCS	$24	$6	$30
ICS	23	5	28
GCS	140	25	165
GNMS	9	1	10
Corporate & Other	72	12	84
Total	$268	$49	$317

12.       Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company is a leading global payments and travel company.  The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s businesses are organized into two customer-focused groups, the Global Consumer Group and the Global Business-to-Business Group.  The Global Consumer Group offers a range of products and services including charge and lending (i.e., credit) card products; consumer travel services; and stored value products such as Travelers Cheques and prepaid products.  The Business-to-Business Group offers business travel, corporate cards and other expense management products and services; network services and merchant acquisition and merchant processing for the Company’s network partners and proprietary payments businesses; and point-of-sale, back-office, and marketing products and services for merchants.  The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

The Company’s products and services generate the following types of revenue for the Company:

•                  Discount revenue, which is the Company’s largest revenue source, represents fees charged to merchants when cardmembers use their cards to purchase goods and services on the Company’s network;

•                  Cardmember lending finance revenue, which represents interest income earned on outstanding balances related to the cardmember lending portfolio;

•                  Net card fees, which represent revenue earned for annual memberships;

•                  Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions;

•                  Other commissions and fees, which are earned on foreign exchange conversion fees and card-related fees and assessments;

•                  Securitization income, net, which is the net earnings related to cardmember loans financed through securitization activities; and

•                  Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ (GNS) partners including royalties and signing fees, publishing revenues, and other miscellaneous revenue and fees.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

The Company believes that its “spend-centric” business model (which focuses on generating revenues primarily by driving spending on its cards and secondarily by generating finance charges and fees) has significant competitive advantages.  Average spending per cardmember, which is substantially higher for the Company versus its competitors, represents greater value to merchants in the form of loyal customers and higher sales.  This enables the Company to earn a premium discount rate and thereby invest in greater value-added services for merchants and cardmembers.  As a result of the higher revenues generated from higher spending, the Company has the flexibility to offer more attractive rewards, other incentives to cardmembers, and targeted marketing programs to merchants, which in turn create an incentive to spend more on their cards.

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

The ROE target reflects the success of the Company’s spend-centric business model and its effectiveness in capturing high spending consumer, small business, and corporate cardmembers.

Assuming the Company achieves its financial objectives noted above, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions, and rating agency requirements.

Certain reclassifications of prior period amounts have been made to conform to the current presentation. These reclassifications did not have an impact on the Company’s financial position or results of operations, and primarily includes those described in the Company’s previously filed current report on Form 8-K dated November 1, 2007.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below.

Disposition of American Express Bank Ltd.

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) to Standard Chartered PLC (Standard Chartered).  The sale was completed on February 29, 2008 and Standard Chartered paid the Company $823 million, equaling the approximate net asset value of the AEB businesses that were sold plus $300 million.  The ultimate net asset value is subject to adjustment which will be determined through final negotiations between the Company and Standard Chartered. Any adjustments will impact the purchase price and realized gain on sale. For 2008 through the date of disposition and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of the AEB businesses that were not sold) have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  As of March 31, 2008 and December 31, 2007, the net asset value of that business was $125 million and $232 million, respectively.  The decline in net asset value is primarily related to the unrealized mark-to-market loss within AEIDC’s investment portfolio as further discussed below. AEIDC’s operating results will continue to be included in continuing operations within the Corporate & Other segment until AEIDC qualifies for classification as a discontinued operation in the third quarter of 2008.

During the third quarter of 2007, the Company reclassified the AEIDC investment portfolio from the Available-for-Sale to the Trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. Due to AEIDC’s investment portfolio trading categorization, a $109 million net unrealized mark-to-market loss was recognized within the income statement during the first quarter of 2008 as well as $5 million in net realized gains.  The Company will report future changes in the market value of AEIDC’s investment portfolio within the income statement until AEIDC is sold.

In addition, other interest income includes income related to investments made as a result of AEIDC’s investment certificates business.

Acquisitions

On March 28, 2008, the Company purchased Corporate Payment Services (CPS), General Electric Company’s commercial card and corporate purchasing business unit.  The total cash consideration paid by the Company of $2.3 billion consisted of the contractual purchase price of approximately $1.1 billion plus the repayment of CPS’s $1.2 billion in outstanding debt as of the acquisition date.  The component businesses of CPS are reported within the Global Commercial Services (GCS) and the U.S. Card Services (USCS) operating segments. See Note 1 of the Company’s Consolidated Financial Statements for further details.

American Express Company

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Card billed business (a):
United States	$114.6	$105.4
Outside the United States	51.8	40.8
Total	$166.4	$146.2
Total cards-in-force (millions) (b):
United States	52.9	49.3
Outside the United States	35.1	30.6
Total	88.0	79.9
Basic cards-in-force (millions) (b):
United States	41.4	38.1
Outside the United States	30.2	26.0
Total	71.6	64.1

Average discount rate (c)	2.57%	2.58%
Average basic cardmember spending (dollars) (d)	$2,984	$2,817
Average fee per card (dollars) (d)	$34	$30

(a)

Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.

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

(c)

This calculation is designed to approximate merchant pricing. It represents the percentage of billed business (both proprietary and Global Network Services) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.

(d)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, divided by average worldwide proprietary cards-in-force. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The adjusted average fee per card was $39 for the quarter ended March 31, 2008, and $35 for the quarter ended March 31, 2007, and the amount of amortization excluded for these periods was $77 million for the quarter ended March 31, 2008, and $72 million for the quarter ended March 31, 2007. The Company presents adjusted average fee per card because management believes that this metric presents a better picture of card fee pricing across a range of its proprietary card products.

Selected Statistical Information (continued)

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Worldwide cardmember receivables:
Total receivables	$39.0	$36.5
90 days past due as a % of total	3.3%	2.9%
Loss reserves (millions):
Beginning balance	$1,149	$981
Provision	345	209
Net write-offs	(257)	(194)
Other	(16)	(17)
Ending balance	$1,221	$979
% of receivables	3.1%	2.7%
% of 90 days past due	96%	93%
Net loss ratio as a % of charge volume	0.25%	0.23%
Worldwide cardmember lending – owned basis(a):
Total loans	$49.6	$42.3
30 days past due loans as a % of total	3.8%	3.0%
Loss reserves (millions):
Beginning balance	$1,831	$1,171
Provision	776	542
Net write-offs	(693)	(439)
Other	5	(3)
Ending balance	$1,919	$1,271
% of loans	3.9%	3.0%
% of past due	101%	100%
Average loans	$50.8	$42.4
Net write-off rate	5.5%	4.1%
Net finance revenue(b)/average loans	9.6%	9.4%
Worldwide cardmember lending – managed basis(c):
Total loans	$75.2	$63.2
30 days past due loans as a % of total	3.6%	2.8%
Loss reserves (millions):
Beginning balance	$2,581	$1,622
Provision	1,231	797
Net write-offs	(1,007)	(628)
Other	6	(4)
Ending balance	$2,811	$1,787
% of loans	3.7%	2.8%
% of past due	105%	100%
Average loans	$75.8	$62.8
Net write-off rate	5.3%	4.0%
Net finance revenue(b)/average loans	10.0%	9.5%

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

Consolidated Results of Operations for the Three Months Ended March 31, 2008 and 2007

The Company’s consolidated income from continuing operations for the three months ended March 31, 2008, decreased $121 million or 11 percent to $974 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.06 or 7 percent to $0.84.

The Company’s consolidated net income decreased $66 million or 6 percent to $991 million, and diluted EPS decreased $0.02 or 2 percent to $0.85.  Net income included income from discontinued operations of $17 million as compared to a $38 million loss from discontinued operations a year ago.  On a trailing 12-month basis, ROE was 35.9 percent, down from 36.6 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes increased the growth rates of revenues net of interest expense and total expenses by approximately 3 percent and provisions for losses and benefits by approximately 2 percent for the three months ended March 31, 2008, respectively.

Results from continuing operations for the three months ended March 31, 2007 included:

•      An $80 million ($50 million after-tax) net benefit in connection with the initial adoption of Statements of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments — an amendment of FASB Statements No. 133 and 140,” that requires the Company to record changes in the fair value of its retained subordinated interest in securitized loans (or interest-only strip) in the income statement.

•      A $63 million ($39 million after-tax) gain relating to amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants.

Also included in the three months ended March 31, 2008 and 2007, was $10 million ($7 million after-tax) and $32 million ($21 million after-tax), respectively, of reengineering costs.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $7.2 billion, up $702 million or 11 percent from $6.5 billion in the same period a year ago.  Revenues net of interest expense increased due to greater discount revenue, higher interest income, increased other commissions and fees, increased net card fees, and greater travel commissions and fees, partially offset by increased interest expense, decreased other revenues, and lower securitization income, net.

Discount revenue rose $363 million or 11 percent to $3.7 billion as a result of a 14 percent increase in worldwide billed business.  The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to Global Network Services (GNS) where the Company shares the discount revenue with its card issuing partners, and higher cash-back rewards costs and corporate incentive payments.  The average discount rate was 2.57 percent and 2.58 percent for the three month periods ended March 31, 2008 and 2007, respectively.  As indicated in prior quarters, selective repricing initiatives, changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time.  The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 50 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 9 percent and 27 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force.

The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the three months ended March 31, 2008, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	14%	11%
Average spending per proprietary basic card	6	3
Basic cards-in-force	12
United States (a):
Billed business	9
Average spending per proprietary basic card	2
Basic cards-in-force	9
Proprietary consumer card billed business (b)	7
Proprietary small business billed business (b)	11
Proprietary Corporate Services billed business (c)	8
Outside the United States (a):
Billed business	27	15
Average spending per proprietary basic card	19	8
Basic cards-in-force	16
Proprietary consumer and small business billed business (d)	21	9
Proprietary Corporate Services billed business (c)	22	10

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in Global Commercial Services segment.

(d) Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Latin America in the mid teens, growth in Asia Pacific and Canada in the high single-digits, and low double-digit growth in Europe.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses, 0.6 million and 1 million cards were added during the three months ended March 31, 2008, respectively.

Net card fees increased $83 million or 17 percent to $567 million due to card growth and  higher average card fees.

Travel commissions and fees increased $57 million or 13 percent to $494 million reflecting a 16 percent increase in world-wide travel sales primarily driven by higher airline ticket prices.

Other commissions and fees increased $86 million or 16 percent to $622 million due to higher card-related  assessments and conversion revenues.

Securitization income, net decreased $13 million or 3 percent to $444 million due to the increase in write-offs and a smaller increase in fair value of the interest-only strip compared to the same period a year ago, due in part to the initial adoption of SFAS No. 155.  This was substantially offset by higher finance charge and servicing fee revenues due to a greater average balance of securitized loans, as well as lower interest expense.

Other revenues decreased $31 million or 8 percent to $356 million primarily due to the $104 million charge related to mark-to-market adjustments and sales within the AEIDC investment portfolio, partially offset by higher network partner-related and publishing revenues.

Interest income rose $233 million or 14 percent to $1.9 billion, reflecting an increase in cardmember lending finance revenue, which grew $257 million or 19 percent due to a 20 percent increase in average worldwide cardmember lending balances, partially offset by a slightly lower portfolio yield, due to the impact of reduced market interest rates on variably priced loans.

Interest expense increased $76 million or 9 percent to $919 million, reflecting a $32 million or 8 percent increase in cardmember lending interest expense and a $44 million or 10 percent increase in charge card and other interest expense due to higher lending balances and receivable balances, respectively, partially offset by a lower cost of funds.

Expenses

Consolidated expenses were $4.6 billion, up $549 million or 14 percent from $4.0 billion for the same period in 2007.  The increase in the three months ended March 31, 2008, was primarily driven by increased human resources expenses, and higher marketing, promotion, rewards and cardmember services expenses. Consolidated expenses for the three months ended March 31, 2008 and 2007, also included $10 million and $32 million, respectively, of reengineering costs related to restructuring efforts primarily within the Company’s Corporate & Other segment in the first quarter of 2008, and throughout USCS, ICS, GCS and Corporate & Other segments in the first quarter of 2007.

Marketing, promotion, rewards and cardmember services expenses increased $294 million or 20 percent to $1.8 billion compared to a year ago, due to increased marketing and promotion expenses compared to a reduced marketing-related spending level in the first quarter of 2007 and higher volume-driven rewards.

Human resources expenses increased $169 million or 13 percent to $1.5 billion due to a higher level of employees, merit increases, and greater benefit costs as well as the pension related gain in the first quarter of 2007.

Other, net expenses increased $3 million or 1 percent to $296 million as a result of higher litigation-related and other expenses, partially offset by the $70 million income related to the Visa litigation settlement.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased $410 million or 48 percent over last year to $1.3 billion, reflecting increases in the cardmember lending and charge card provisions.

Charge card provision for losses increased $136 million or 65 percent to $345 million, reflecting higher write-off and delinquency rates compared to the same period a year ago resulting from a more difficult U.S. credit environment as well as business volume growth.

Cardmember lending provision for losses increased $235 million or 41 percent to $809 million due to higher write-off and delinquency rates within the U.S. and increased loan volumes.

Income Taxes

The effective tax rate was 28 percent and 32 percent for the three months ended March 31, 2008 and 2007, respectively, reflecting the resolution of certain tax items from prior years.

Discontinued Operations

Income (Loss) from discontinued operations, net of tax, was $17 million and $(38) million for the three months ended March 31, 2008 and 2007, respectively.  Income from discontinued operations, net of tax, for the three months ended March 31, 2008, primarily reflected a net after-tax gain of $11 million on the sale of AEB.  Loss from discontinued operations, net of tax, for the three months ended March 31, 2007, primarily related to AEB regulatory and related remediation costs as well as American Express Tax and Business Services, Inc. related adjustments for purchase price settlement, legal indemnification and tax related items.

Impact of Credit and Capital Markets Environment

Overview

In December 2007, the Company began to feel the effects of the weakening U.S. economy as cardmember spending slowed and past-due and write-off rates in U.S. Card Services increased. In the latter part of 2007, there was also significant volatility in the capital markets, particularly for the valuations of mortgage-backed and other asset-backed structured products as well as in the issuance cost and availability of short-term, asset-backed debt for certain issuers. These trends have continued into the first quarter of 2008.

U.S. Card Services Cardmember Lending and Receivables

In the first quarter of 2008, there was a slower growth rate in U.S. Card Services cardmember lending and receivables compared to recent quarters. The slow down in growth rate is primarily driven by a combination of the weaker U.S. macro economic environment and the initial impact of various credit-related actions such as targeted line reductions for higher risk customer segments, industries or geographies.  Also, as expected, the Company saw a rise in delinquencies in its U.S. Card Services lending and receivables portfolio in the first quarter, particularly in areas hardest hit by declines in the housing market.

Investment Portfolios

The Company reviews its investments at least quarterly and more often as market conditions may require to evaluate their fair values and to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairments for Available-for-Sale securities is a subjective process, requiring the use of various assumptions and application of judgment.  In addition to its impairment evaluation, the Company corroborates the prices provided by its pricing vendors to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

The Company did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal, on any of its holdings in its investment portfolios in the first quarter of 2008.

The Company’s exposure to mortgage and other asset-backed securities, excluding the investments in retained subordinated securities from the Company’s securitization programs ($534 million at March 31, 2008) decreased substantially to $783 million at March 31, 2008, from $2.5 billion at December 31, 2007.  The decrease in mortgage and asset-backed securities was primarily due to the sale of approximately $685 million of investments classified as Trading securities used to support the AEIDC certificate business and $838 million of investments included in the sale of AEB.

At March 31, 2008, the Company’s remaining asset-backed securities were rated as follows:

•                  AAA – 93%

•                  AA – 3%

•                  A – 2%

•                  BBB – 2%

During the first quarter of 2008, four separate asset-backed securities held by the Company at March 31, 2008 with a value of approximately $38 million were downgraded but remain investment grade.

Of the $783 million in mortgage and other asset-backed securities, $75 million of asset-backed securities are classified as Available-for-Sale and are rated AAA.  Unrealized holding gains and losses on Available-for-Sale securities are included in accumulated other comprehensive (loss) income until disposition of the investments.  Total gross unrealized losses remaining in accumulated other comprehensive (loss) income at March 31, 2008, related to the asset-backed securities classified as Available-for-Sale, amounted to approximately $1 million.

The Company owns state and municipal securities within its Travelers Cheques business all of which are classified as Available-for-Sale.  Total gross unrealized losses remaining in accumulated other comprehensive (loss) income at March 31, 2008, related to state and municipal securities classified as Available-for-Sale amounted to approximately $339 million.  Approximately 68 percent of state and municipal investments owned by the Company are insured by financial guarantors that guarantee timely payment of interest and ultimate payment of principal on insured obligations. A number of the monoline insurer financial guarantors had their credit ratings downgraded during the first quarter.

At March 31, 2008, the state and municipal investments owned by the Company were rated as follows:

		Higher of Financial	Underlying Issuers’
		Guarantors’ and Underlying	Ratings without
		Issuers’ Ratings	Regard to Guarantors
• AAA	–	60%	22%
• AA	–	22%	32%
• A	–	14%	34%
• BBB	–	4%	12%

To date, the Company has not realized any losses as a result of financial guarantors’ credit problems.

Funding

The combined impact of our credit-related actions and the current environmental conditions will likely yield loan growth in the United States that is slower than the growth assumed in our initial plan. The slower loan growth, offset in part by the acquisition of CPS’ receivables, among other factors, has reduced our expected term debt (greater than 1 year original maturity) issuance plan. Our current funding plan for the full year 2008 includes approximately $34 billion of term debt issuance (including securitizations). Our funding plans are subject to various risks and uncertainties, such as future business growth, market capacity and demand for securities offered by the Company, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond the Company’s control.

Despite the turmoil in the fixed-income capital markets that emerged in the second half of 2007 and continued into 2008, the Company had access to financing through its existing funding sources in excess of needs to satisfy maturing obligations and to fund its business growth. In the first quarter and through April 2008, the Company issued approximately $3.7 billion and $6.6 billion, respectively, of AAA-rated charge and lending securitization certificates and $3.0 billion and $5.6 billion, respectively of unsecured debt across a variety of maturities and markets.  It retained approximately $234 million and $388 million of related A-rated securities and approximately $275 million and $462 million of BBB-rated securities, as the Company had more cost-effective alternative sources of financing for these amounts.

The Company will continue to evaluate its alternative sources of funding and seek the mix that achieves cost-efficiency consistent with its funding and liquidity strategies. Further disruptions and continued turmoil in the financial markets could result in changes in the amount and mix of financing it obtains in the future from its existing funding sources. Specifically, a lack of investor demand in sectors of the debt capital market, such as for 1-to-5 year unsecured floating rate debt or the A-rated and BBB-rated tranches of the card securitization market, could alter the Company’s funding mix.  In such cases, the Company could increase its issuance of longer-term unsecured debt or issue additional AAA-rated tranches of its securitizations, where investor demand has been stronger.

Credit ratings have a significant impact on the borrowing costs of the Company.  There have been no changes in the Company’s credit ratings during the first quarter of 2008.

Liquidity

The Company had cash and cash equivalents of approximately $19.5 billion and $11.7 billion at March 31, 2008 and December 31, 2007, respectively.  In addition to operating activities, the net increase in cash reflects the following significant transactions:

•                  Proceeds from the sale of AEB

•                  The Company’s issuance of short-term and long-term debt, as described above, that was in excess of its business operating needs, and investment of the proceeds in cash equivalents

•                  Litigation settlement payment from Visa

•                  Sale of investments

•                  Payment for the purchase of GE’s CPS business

Outlook

Early in the year, the Company announced its expectations for slower growth in cardmember spending and weaker credit trends in the year ahead, and that these factors would lead to slower growth in earnings per share in 2008 than the Company has generated in recent years.  The Company’s planning assumptions were based on a moderate downturn in the U.S. economy and a more cautious view of the business environment in the coming year.

As expected, in the first quarter of 2008, the U.S. cardmember lending write-off rate rose compared to the fourth quarter of 2007.  This write-off rate was higher than the average for the quarter, and therefore the Company expects that these loan loss rates will be higher in the second quarter of 2008 than in the first quarter.  In addition, the Company also believes that the combined impact of the Company’s credit-related actions in the United States, such as targeted line reductions, slower cardmember spending and the current environmental conditions will likely cause loan growth in the United States to be slower than the growth assumed in the Company’s initial plan.

With respect to the impact of interest rates, the interest expense the Company incurs on a significant portion of its debt financing is a combination of the levels of benchmark rates, such as U.S. Treasury yields or LIBOR indices, as well as an additional amount, or credit spread, above such benchmark rates.  The Company’s issuances of debt securities and securitizations through April have included, like most issues across the debt markets, credit spreads that are greater than have been included in issuances the Company completed over the prior several years.  In addition, recent differences in the movements of the benchmark LIBOR rate, which is a significant determinant of the Company’s interest expense, and the prime rate, which is used to determine the yield on the Company’s variable-rate lending receivables, if sustained, would have an adverse impact on the Company’s net interest margins.

The Company believes that it is still tracking to the earnings per share growth rate of four to six percent for full year 2008, which the Company originally announced earlier in the year.  However, the situation is fluid and any significant change in the economic and credit environment could alter the Company’s 2008 outlook.

Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its partial adoption of SFAS No. 157 was expanding its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•                  Unadjusted Quoted Prices - The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities.  An example would be a marketable equity security that is actively traded on the New York Stock Exchange.  (Level 1)

•                  Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.  Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market.  (Level 2)

•                  Pricing Models with Significant Unobservable Inputs - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument.  Therefore, these assumptions are unobservable in either an active or inactive market.  An example would be the retained interest in a securitization trust. (Level 3)

Based on the percentage of financial instruments categorized as Level 3 within the fair value hierarchy described below, the Company does not anticipate any significant impact on its operations, liquidity or capital resources as a result of a change in fair value of these instruments.

As of March 31, 2008, the fair value of the Company’s financial instruments categorized as Level 3 were its A-rated and BBB-rated retained subordinated interests and its interest-only strip of $534 million and $257 million, respectively.  These financial instruments represent less than 0.6 percent of the Company’s total assets and less than 5.4 percent of the Company’s total assets measured at fair value.  The Company believes the fair values of these financial instruments would approximate their settlement values if the Company had sold these instruments in the open market on the measurement date. See Note 4 of the Company’s Consolidated Financial Statements for further details regarding its fair value measurements.

Consolidated Liquidity and Capital Resources

Capital Strategy

The Company believes allocating capital to growing businesses with a return on risk-adjusted equity in excess of its cost of capital will generate shareholder value.  The Company retains sufficient earnings and other capital generated to satisfy growth objectives and maintain a solid equity capital base.  To the extent capital exceeds business, regulatory, and rating agency requirements, the Company returns excess capital to shareholders through dividends and the share repurchase programs.

Assuming the Company achieves its financial objectives of 12 to 15 percent EPS growth, 33 to 36 percent ROE and at least 8 percent revenue growth, on average and over time, it will seek to return to shareholders an average of 65 percent of capital generated, subject to business mix, acquisitions and rating agency requirements.  During the three months ended March 31, 2008, the Company paid $210 million in dividends and continued share repurchases as discussed below.  Including share repurchases and dividends, during the three months ended March 31, 2008, the Company returned approximately 38 percent of total capital generated to shareholders.  On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 70 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders.  These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.  The Company repurchases its common shares primarily by open market purchases.  During the three months ended March 31, 2008, the Company purchased 4.7 million common shares at an average price of $46.10. The Company reduced its level of share repurchases as compared to recent quarters in order to use the funds generated from operations to acquire the CPS business from GE. There are approximately 100 million shares remaining at March 31, 2008, under authorizations to repurchase shares approved by the Company’s Board of Directors.  Generally the Company retires shares upon repurchase, however, at March 31, 2008, it held approximately 377,000 shares in treasury which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the three months ended March 31, 2008, see Item 2(c) in Part II below.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2008 and 2007, primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses.  In addition, net cash was provided by fluctuations in other operating assets and liabilities (including the Membership Rewards liability) for the three months ended March 31, 2008.  These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and short-term borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s Available-for-Sale investment portfolio.

For the three months ended March 31, 2008 and 2007, net cash was provided by investing activities primarily due to net decreases in cardmember receivables and loans, sale of investments and securitizations of cardmember loans offset by acquisitions and dispositions.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing debt and taking customer deposits in addition to the sale and redemption of investment certificates. The Company also regularly repurchases its common shares.

For the three months ended March 31, 2008 and 2007, net cash was used in financing activities primarily due to net cash used in financing activities of discontinued operations, a reduction in customer deposits and redemption of investments certificates offset by a net increase in debt.

Financing Activities

The Company’s assets and growth have been financed primarily through the issuances of senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, commercial paper, bank notes, customer deposits, medium-term notes, and credit lines.  In total, for the Company, short-term debt at

March 31, 2008, increased $1.2 billion from December 31, 2007, due to an increase in commercial paper issued through American Express Credit Corporation (Credco), a wholly-owned subsidiary of American Express Travel Related Services Company, Inc. (TRS), a wholly-owned subsidiary of the American Express Company (Parent Company), offset by a decrease in bank notes at American Express Centurion Bank (AECB), a wholly-owned subsidiary of TRS, and American Express Bank, FSB (FSB), a wholly-owned subsidiary of TRS. Long-term debt at March 31, 2008, increased $250 million from December 31, 2007, primarily as a result of the Parent Company debt issuance of $3 billion, offset by maturing long-term debt adjusted for changes in foreign currency exchange rates.

At March 31, 2008, the Parent Company had an unspecified amount of debt and equity securities, and Credco had an unspecified amount of debt, available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC).  In addition, TRS, AECB, FSB, Credco, and American Express Overseas Credit Corporation Limited, a wholly-owned subsidiary of Credco, have established a program for the issuance of debt instruments outside the United States to be listed on the Luxembourg Stock Exchange.  The maximum aggregate principal amount of debt instruments outstanding at any one time under the program cannot exceed $10.0 billion.  At March 31, 2008, $4.2 billion was outstanding under this program.

At March 31, 2008, the Company maintained committed bank lines of credit totaling $12.6 billion, of which $3.6 billion was outstanding. Credco has the right to borrow a maximum amount of $11.8 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper.  This program is supported by the $1.2 billion of committed bank facility available to the Company, which expires in 2010 and 2012 in the amounts of $500 million and $750 million, respectively.  There was no Parent Company commercial paper outstanding during the three months ended March 31, 2008, and no borrowings have been made under its bank credit facility.  During the first quarter of 2008, the Parent Company issued $2 billion of 7 percent notes due March 19, 2018 and $1 billion of 8.15 percent notes due March 19, 2038.

Airline Industry Matters

Many industry analysts and some carriers have indicated that there could be significant consolidation in the airline industry in 2008, particularly in the United States. The Company would not expect consolidation to have a significant effect on its merchant relationships with the airlines. However, airlines are also some of the most important and valuable partners in the Company’s Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine, within the framework defined in its Membership Rewards contract, whether or not to continue participation. Similarly, if one of the Company’s co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer, subject to terms of the corresponding co-brand contracts. If a surviving airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, the Company’s business could be adversely affected. The Company has multiple co-brand relationships and rewards partners. The Company’s largest airline co-brand partner is Delta Air Lines (Delta), which on April 14, 2008, announced its intention to merge with Northwest Airlines (which has a co-brand relationship with U.S. Bancorp). American Express’ Delta SkyMiles Credit Card co-brand portfolio accounts for approximately 5 percent of the Company’s worldwide billed business and less than 15 percent of worldwide cardmember lending receivables.

The beginning of 2008 saw a number of airline bankruptcies in the United States and some other countries. Historically, the Company has not experienced significant revenue declines when a particular airline scales back or ceases operations due to a bankruptcy or other financial challenges. This is because volumes generated by that airline are typically shifted to other participants in the industry that accept the Company’s card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or “flown.” In the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket, this business arrangement creates a potential exposure for the Company. This credit exposure is included in the maximum amount of undiscounted future payments disclosed in Note 10 to the Company’s Consolidated Financial Statements.  Historically, even for an airline that is operating under bankruptcy protection, this type of exposure has not generated any significant losses for the Company because an airline operating under bankruptcy protection needs to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of its business.  Typically, as an airline’s financial situation deteriorates, the Company delays payment to the airline thereby increasing cash withheld to protect the Company in the event the airline is liquidated. The Company’s goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation, the cash held is equivalent to the credit exposure related to any unused tickets. The Company has not experienced significant losses from airlines that have ceased operations and entered into liquidation proceedings.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2008	2007
Revenues
Discount revenue, net card fees and other	$2,605	$2,414
Cardmember lending finance revenue	1,206	1,055
Securitization income:
Excess spread, net (excluding servicing fees)(a)	310	339
Servicing fees	127	102
Gains on sales from securitizations(b)	7	16
Securitization income, net	444	457
Total revenues	4,255	3,926
Interest expense
Cardmember lending	345	313
Charge card and other	188	249
Revenues net of interest expense	3,722	3,364
Expenses
Marketing, promotion, rewards and cardmember services	1,144	944
Human resources and other operating expenses	906	808
Total	2,050	1,752
Provisions for losses	881	581
Pretax segment income	791	1,031
Income tax provision	268	387
Segment income	$523	$644

(a) Excess spread, net is the net positive cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses, and the changes in the fair value of the interest-only strip.

(b) Excludes $140 million and $(68) million of impact from cardmember loan sales and maturities for the three months ended March 31, 2008, as well as $35 million and $(20) million of impact from cardmember loan sales and maturities for the three months ended March 31, 2007, reflected in provisions for losses for each respective period.

U.S. Card Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Card billed business	$92.1	$85.2
Total cards-in-force (millions)	43.8	41.5
Basic cards-in-force (millions)	32.7	30.7
Average basic cardmember spending (dollars)	$2,838	$2,801
U.S. Consumer Travel:
Travel sales (millions)	$803	$710
Travel commissions and fees/sales	7.7%	7.5%
Total segment assets	$81.9	$68.4
Segment capital (millions) (a)	$4,517	$4,498
Return on segment capital(b)	37.9%	50.2%
Cardmember receivables:
Total receivables	$19.2	$19.0
90 days past due as a % of total	4.6%	3.8%
Net loss ratio as a % of charge volume	0.35%	0.25%
Cardmember lending – owned basis (c):
Total loans	$38.1	$33.0
30 days past due loans as a % of total	4.1%	2.9%
Average loans	$39.6	$33.1
Net write-off rate	5.5%	3.7%
Net finance revenue(d)/average loans	8.7%	9.1%
Cardmember lending – managed basis (e):
Total loans	$63.7	$53.9
30 days past due loans as a % of total	3.7%	2.8%
Average loans	$64.6	$53.4
Net write-off rate	5.3%	3.7%
Net finance revenue(d)/average loans	9.6%	9.3%

(a) Segment capital includes an allocation attributable to goodwill and other intangibles of $175 million and $26 million for the quarter ended March 31, 2008 and $168 million and none for the quarter ended March 31, 2007, respectively.

(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c) “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(d) Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans.  The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities.  Refer to the information set forth under U.S. Card Services Selected Financial Information on page 39 for further discussion of the managed basis presentation.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $523 million for the three months ended March 31, 2008, a $121 million or 19 percent decrease from $644 million for the same period a year ago.

Revenues net of interest expense increased $358 million or 11 percent to $3.7 billion for the three months ended March 31, 2008, due to increased discount revenue, net card fees and other and higher cardmember lending finance revenue.

Discount revenue, net card fees and other of $2.6 billion for the three months ended March 31, 2008, rose $191 million or 8 percent from $2.4 billion largely due to increases in billed business volumes, higher net card fees, increased other commissions and fees and greater travel revenues, partially offset by lower other investment and interest income.  The 8 percent increase in billed business reflected a 1 percent increase in average spending per proprietary basic card and 7 percent growth in basic cards-in-force. Within the U.S. consumer business, billed business grew 7 percent and small business volumes rose 11 percent. Cardmember lending finance revenue increased $151 million or 14 percent to $1.2 billion, primarily due to 20 percent growth in average owned lending balances partially offset by a lower portfolio yield, due to the impact of reduced market interest rates on variably priced loans. Cardmember lending interest expense of $345 million increased $32 million or 10 percent, reflecting higher debt funding levels in support of growth in loan balances, partially offset by a lower cost of funds.  Charge card and other interest expense decreased $61 million or 24 percent to $188 million due to a lower cost of funds partially offset by a larger receivable balance.

Expenses increased $298 million or 17 percent to $2.1 billion primarily due to higher marketing, promotion, rewards and cardmember services costs and greater human resources and other operating expenses.  There were no reengineering costs for the three months ended March 31, 2008, as compared to $14 million of reengineering costs during the same period a year ago.

Marketing, promotion, rewards and cardmember services expenses of $1.1 billion increased $200 million or 21 percent due to higher marketing and promotion expenses compared to a reduced spending level in the first quarter of 2007 and greater volume-driven rewards costs.  Human resources and other operating expenses of $906 million increased $98 million or 12 percent from a year ago.  The increase was due to higher human resources expenses, which reflected a higher level of employees in the Consumer Travel Network and the pension-related gain from the first quarter of 2007, as well as greater other operating expenses.

Provisions for losses of $881 million increased $300 million or 52 percent due to the impact of higher net write-off and delinquency rates as well as loan and business volume growth.

The effective tax rate was 34 percent and 38 percent for the three months ended March 31, 2008 and 2007, respectively.  The lower rate in the first quarter of 2008 reflected tax benefits primarily related to the resolution of certain tax items from prior years.

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

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and provisions for losses for cardmember lending.  At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain on sale is reflected in securitization income, net as well as an impact to provisions for losses (credit reserves are no longer recorded for the cardmember loans once sold).  Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts, in addition to changes in the fair value of the interest-only strip, are reflected in securitization income, net and fees and commissions.  The Company also recognizes cardmember lending finance revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest).  At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in provisions for losses.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs).  The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2008	2007
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,605	$2,414
Securitization adjustments (a)	73	87
Managed discount revenue, net card fees and other	$2,678	$2,501

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,206	$1,055
Securitization adjustments (a)	903	757
Managed cardmember lending finance revenue	$2,109	$1,812

Securitization income, net:
Reported for the period (GAAP)	$444	$457
Securitization adjustments (a)	(444)	(457)
Managed securitization income, net	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$345	$313
Securitization adjustments (a)	220	273
Managed cardmember lending interest expense	$565	$586

Provisions for losses:
Reported for the period (GAAP)	$881	$581
Securitization adjustments (a)	387	205
Managed provisions for losses	$1,268	$786

(a) For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively.  For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included above in discount revenue, net card fees and other), cardmember lending finance revenue, cardmember lending interest expense, and provisions for losses.  On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

Results of Operations for the Three Months Ended March 31, 2008 and 2007 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased $177 million or 7 percent to $2.7 billion for the three months ended March 31, 2008, as compared to the same period a year ago due to increases in billed business volumes, higher net card fees, increased other commissions and fees and greater travel revenue partially offset by lower other investment and interest income.  Cardmember lending finance revenue rose $297 million or 16 percent primarily due to 21 percent growth in the average lending balances partially offset by a lower portfolio yield.

Cardmember lending interest expense decreased $21 million or 4 percent to $565 million as compared to a year ago due to a lower cost of funds partially offset by higher lending balances.

Provisions for losses increased $482 million or 61 percent to $1.3 billion, reflecting the impact of higher write-off and delinquency rates and loan and business volume growth.

International Card Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2008	2007
Revenues
Discount revenue, net card fees and other	$992	$828
Cardmember lending finance revenue	415	310
Total revenues	1,407	1,138
Interest expense
Cardmember lending	147	109
Charge card and other	65	50
Revenues net of interest expense	1,195	979
Expenses
Marketing, promotion, rewards and cardmember services	358	281
Human resources and other operating expenses	491	418
Total	849	699
Provisions for losses	229	184
Pretax segment income	117	96
Income tax benefit	(16)	(6)
Segment income	$133	$102

International Card Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Card billed business	$26.1	$21.5
Total cards-in-force (millions)	16.1	15.7
Basic cards-in-force (millions)	11.4	11.2
Average basic cardmember spending (dollars)	$2,309	$1,926

International Consumer Travel:
Travel sales (millions)	$298	$241
Travel commissions and fees/sales	8.4%	8.4%
Total segment assets	$21.3	$18.5
Segment capital (millions) (a)	$2,041	$1,840
Return on segment capital(b)	16.4%	20.9%
Cardmember receivables:
Total receivables(c)	$6.3	$5.4
90 days past due as a % of total	2.2%	2.4%
Net loss ratio as a % of charge volume	0.21%	0.29%
Cardmember lending:
Total loans(c)	$11.4	$9.3
30 days past due loans as a % of total	3.0%	3.1%
Average loans	$11.2	$9.4
Net write-off rate	5.1%	5.7%
Net finance revenue(d)/average loans	9.6%	8.7%

(a) Segment capital includes an allocation attributable to goodwill and other intangibles of $519 million and $16 million as of the quarter ended March 31, 2008, and $519 million and $24 million as of the quarter ended March 31, 2007, respectively.

(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c) The March 31, 2008, balance reflects a reclassification of $393 million from cardmember receivables to cardmember loans for charge card products with lending features.

(d) Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

International Card Services reported segment income of $133 million for the three months ended March 31, 2008, a $31 million or 30 percent increase from $102 million for the same period a year ago.

Revenues net of interest expense increased $216 million or 22 percent to $1.2 billion due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $992 million rose $164 million or 20 percent from $828 million a year ago, driven primarily by the higher level of card spending, increased net card fees, higher other commissions and fees, greater other revenues and increased travel revenues. The 21 percent increase in billed business reflected a 20 percent increase in average spending per proprietary basic card, and a 3 percent increase in total cards-in-force.

For the three months ended March 31, 2008, adjusting for the impact of foreign exchange translation, billed business and average spending per proprietary basic cards-in-force increased 9 percent and 8 percent, respectively.  Volume growth within the major geographic regions ranged from the mid single-digits to the low double-digits.

Cardmember lending finance revenue of $415 million rose $105 million or 34 percent as compared to the same period a year ago, primarily due to 19 percent growth in average lending balances and a higher portfolio yield. Cardmember lending interest expense increased $38 million or 35 percent and charge card and other interest expense increased $15 million or 30 percent due to higher debt funding levels in support of growth in loan and receivable balances, respectively, and a higher cost of funds.

Expenses of $849 million increased $150 million or 21 percent due to higher marketing, promotion, rewards and cardmember services costs and increased human resources and other operating expenses.  Expenses for the three months ended March 31, 2008 and 2007, included $(1) million and $8 million, respectively, of reengineering costs.

Marketing, promotion, rewards and cardmember services expenses of $358 million increased $77 million or 27 percent reflecting greater marketing and promotion expenses and higher volume-related rewards costs.  Human resources and other operating expenses increased $73 million or 17 percent due to higher human resources expenses, which reflected a higher level of employees and the first quarter of 2007 pension-related gain, increased other operating expenses and greater professional services and occupancy and equipment expenses.

Provisions for losses of $229 million increased $45 million or 24 percent primarily driven by loan and business volume growth.

The effective tax rate was negative 14 percent and negative 6 percent for the three months ended March 31, 2008 and 2007, respectively.  As indicated in prior quarters, this reflected an overall tax benefit that will likely continue going forward since the Company’s internal tax allocation process provided ICS with the consolidated benefit related to its ongoing funding activities outside the United States.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2008	2007
Revenues
Discount revenue, net card fees and other	$1,250	$1,098
Interest expense
Charge card and other	106	104
Revenues net of interest expense	1,144	994
Expenses
Marketing, promotion, rewards and cardmember services	86	83
Human resources and other operating expenses	778	686
Total	864	769
Provisions for losses	62	30
Pretax segment income	218	195
Income tax provision	67	66
Segment income	$151	$129

Global Commercial Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Card billed business	$32.8	$29.0
Total cards-in-force (millions)	6.9	6.7
Basic cards-in-force (millions)	6.9	6.7
Average basic cardmember spending (dollars)	$4,770	$4,343

Global Corporate Travel:
Travel sales	$5.4	$4.8
Travel commissions and fees/sales	7.4%	7.6%
Total segment assets	$28.4	$20.5
Segment capital (millions) (a)	$3,352	$2,128
Return on segment capital(b)	23.2%	25.7%
Cardmember receivables:
Total receivables	$12.8	$11.7
90 days past due as a % of total	1.7%	1.6%

Net loss ratio as a % of charge volume	0.12%	0.10%

(a) Segment capital includes an allocation attributable to goodwill and other intangibles of $1.6 billion and $344 million as of the quarter ended March 31, 2008, and $742 million and $123 million as of the quarter ended March 31, 2007, respectively.

(b) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Global Commercial Services reported segment income of $151 million for the three months ended March 31, 2008, a $22 million or 17 percent increase from $129 million for the same period a year ago.

Revenues net of interest expense increased $150 million or 15 percent to $1.1 billion due to increased discount revenue, net card fees and other.

Discount revenue, net card fees and other revenues of $1.3 billion rose $152 million or 14 percent driven primarily by the higher level of card spending, greater travel revenues and an increase in other commissions and fees.  The 13 percent increase in billed business reflected a 10 percent increase in average spending per proprietary basic card and a 3 percent increase in total cards-in-force.

For the three months ended March 31, 2008, adjusting for the impact of foreign exchange translation, billed business increased 9 percent and average spending per proprietary basic card-in-force increased 6 percent. Volume growth of 8 percent within the U.S. compared to growth within the Company’s other major geographic regions ranged from the high single-digits to high-teens.

Charge card and other interest expense increased $2 million or 2 percent to $106 million due to higher debt funding levels in support of growth in receivable balances, offset by a lower cost of funds.

Expenses of $864 million increased $95 million or 12 percent primarily due to higher human resources and other operating expenses.  Expenses for the three months ended March 31, 2008 and 2007, included $(3) million and $4 million, respectively, of reengineering costs, related primarily to reengineering reversals in 2008 and ongoing restructuring activities in the corporate travel business in 2007.

Human resources and other operating expenses increased $92 million or 13 percent to $778 million due to higher other operating expenses and greater human resources expenses, which reflected the pension-related gain in the first quarter of 2007.

Provisions for losses increased $32 million or more than 100 percent to $62 million due to higher loss and delinquency rates and greater business volumes.

The effective tax rate was 31 percent and 34 percent for the three months ended March 31, 2008 and 2007, respectively.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended
	March 31,,
(Millions)	2008	2007
Revenues
Discount revenue, fees and other	$942	$800
Interest expense
Cardmember lending	(26)	(28)
Other	(35)	(49)
Revenues net of interest expense	1,003	877
Expenses
Marketing and promotion	136	129
Human resources and other operating expenses	495	393
Total	631	522
Provisions for losses	37	(19)
Pretax segment income	335	374
Income tax provision	112	138
Segment income	$223	$236

Global Network & Merchant Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2008	2007
Global Card billed business(a)	$166.4	$146.2
Global Network & Merchant Services:
Total segment assets	$6.8	$4.5
Segment capital (millions) (b)	$1,167	$989
Return on segment capital(c)	91.3%	69.2%
Global Network Services:
Card billed business	$15.7	$10.5
Total cards-in-force (millions)	21.2	16.0

(a) Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b) Segment capital includes an allocation attributable to goodwill and other intangibles of $27 million and $10 million as of the quarter ended March 31, 2008, and $27 million and $6 million as of the quarter ended March 31, 2007, respectively.

(c) Computed on a trailing 12-month basis using segment income and equity capital allocated to segments based upon specific business operational needs, risk measures, and regulatory capital requirements.

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Global Network & Merchant Services reported segment income of $223 million for the three months ended March 31, 2008, a $13 million or 6 percent decrease from $236 million for the same period a year ago.

Revenues net of interest expense grew $126 million or 14 percent to $1.0 billion due to increased discount revenue, fees and other revenues and a reduced interest expense credit due to a slightly lower rate-driven interest credit related to internal transfer pricing and lower effective cost of funds on charge card-related internal transfer pricing which recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related revenues, primarily from the 14 percent increase in global card billed business as well as higher global network services-related revenues.

Expenses increased $109 million or 21 percent to $631 million, reflecting an increase in human resources and other operating expenses and higher marketing and promotion expenses.  Expenses for the three months ended March 31, 2008 and 2007, included $(1) million and $2 million of reengineering costs, respectively, primarily related to international establishment services.

Human resources and other operating expenses of $495 million increased $102 million or 26 percent primarily due to higher litigation-related expenses, greater human resource expense from the expansion of the merchant sales force, other operating expenses and professional services.  Marketing and promotion expenses of $136 million increased $7 million or 5 percent, reflecting higher partner-related advertising costs.

Provisions for losses of $37 million increased $56 million or more than 100 percent for the three months ended March 31, 2008, due to greater merchant-related provisions as compared to a year ago, which reflected a Delta Air Lines-related provision benefit as it had recently emerged from bankruptcy.

The effective tax rate was 33 percent and 37 percent for the three months ended March 31, 2008 and 2007, respectively.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2008 and 2007

Corporate & Other had net expense of $56 million compared with net expense of $16 million for the same period a year ago.  The expense for the three months ended March 31, 2008, reflected in part a $68 million after-tax loss related to mark-to-market adjustments and sales within the AEIDC investment portfolio, the recognition of $43 million after-tax income from the Visa litigation settlement, and a $19 million after-tax charge (including $5 million of reengineering costs noted below) primarily relating to certain on-going AEB operations retained by the Company.  The net expenses for the three months ended March 31, 2008 and 2007, included $10 million after-tax and $3 million after-tax, respectively, of reengineering costs.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices.  The Company’s market risk consists primarily of interest rate risk in the card, insurance and certificate businesses and foreign exchange risk in international operations.  As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), the detrimental effect on the Company’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $227 million, and of a 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would hypothetically be approximately $115 million, based on year-end positions.   These sensitivities are based on the hypothetical assumption that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree.    There were no material changes in these market risks since December 31, 2007.

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, and changes in the volume and mix of the Company’s businesses.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new Cardmembers, reduce Cardmember attrition, capture a greater share of existing Cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on the economic environment, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, and on the effectiveness of the Company’s credit models; the impact of the Company’s efforts to deal with delinquent Cardmembers in the current challenging economic environment, which may affect payment patterns of Cardmembers, the Company’s near-term write-off rates, including in the second quarter of 2008, and the volumes of the Company’s loan balances in 2008; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the actual amount to be spent by the Company on marketing, promotion, rewards and Cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater Cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; trends in travel and entertainment spending and the overall level of consumer confidence; the  uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the underlying assumptions and expectations related to the sale of the American Express Bank Ltd. businesses and the transaction’s impact on the Company’s earnings proving to be inaccurate or unrealized; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the proposed Delta Airlines / Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of regulations to be proposed by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which is scheduled to expire at the end of 2008 and could increase the Company’s effective tax rate and have an adverse impact on net income; accounting changes; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and its other reports filed with the SEC.

PART II. OTHER INFORMATION

AMERICAN EXPRESS COMPANY

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities.  The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously.  In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity.  However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.  Certain legal proceedings involving the Company are described below.  For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS.  In a case management order dated April 8, 2008, the Court defined two classes as follows:  (1) all persons who obtained American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008, and (2) all persons who obtained American Express charge cards governed by New York law with billing addresses in states other than California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008.  The Court denied the plaintiff’s motion to certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law.  Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive.  American Express denies the allegations.  American Express has also filed a summary judgment motion asking that the case be dismissed as a matter of law.  That motion is pending.  A trial is now scheduled for September 2008.  In the U.S. District Court for the Eastern District of New York a matter making related allegations to those raised in the Hoffman case is pending.  That matter, captioned Environment Law Enforcement Systems v. American Express et al., has effectively been stayed pending the proceedings in the Hoffman action.

In September 2006, American Express Travel Related Services Company, Inc. (“TRS”) received a Request for Arbitration that was filed in the London Court of International Arbitration by Mawarid Investments Limited (“Mawarid”), the Company’s partner in the joint venture it operates in the Middle East/North Africa, Amex (Middle East) E.C. (“AEME”).   Mawarid alleged breach of fiduciary and/or contractual duties with regard to four claims:  (i) TRS’s having required AEME to discontinue certain types of assessments, (ii) an alleged breach of AEME’s exclusivity rights, (iii) the amount of revenue to which AEME was entitled based on billed business generated at airlines located in the AEME region and (iv) delay in the launch of a local currency Card in Egypt.  The action seeks unspecified amounts of lost dividends and other damages related to such claims, as well as attorneys’ fees and other costs and interest.  An arbitration panel held hearings on the matters in dispute in early 2008, and the parties are presently awaiting the panel’s decision, which is expected to be announced during the second quarter of 2008.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2008.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

January 1-31, 2008
Repurchase program (1)	—	$—	—	104,750,968
Employee transactions (2)	600,010	$46.00	N/A	N/A

February 1-29, 2008
Repurchase program (1)	4,732,000	$46.10	4,732,000	100,018,968
Employee transactions (2)	506,910	$45.43	N/A	N/A

March 1-31, 2008
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	68,027	$45.67	N/A	N/A

Total
Repurchase program (1)	4,732,000	$46.10	4,732,000
Employee transactions (2)	1,174,947	$45.74	N/A

(1)         At March 31, 2008, there are approximately 100 million shares of common stock remaining under Board authorization.  Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization.  Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF A SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 28, 2008.  The matters that were voted upon at the meeting, and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

	Votes For	Votes Against	Votes Withheld	Abstentions	Broker Non-Votes

Ratification of PricewaterhouseCoopers LLP’s selection as the Company’s independent registered public accounting firm for 2008	984,196,298	2,018,140	—	13,322,587	—

Management proposal to amend the Certificate of Incorporation to require a majority vote for the election of directors in non-contested elections	952,447,668	33,386,261	—	13,703,096	—

Management proposals to amend the Certificate of Incorporation to eliminate statutory supermajority voting for the following actions:
Merger or consolidation	978,710,791	6,881,136	—	13,945,098	—
Sale, lease, exchange or other disposition of all or substantially all of the Company’s assets outside the ordinary course of business	978,567,990	6,979,562	—	13,989,473	—
Plan for the exchange of shares	978,556,782	6,956,706	—	14,023,537	—
Authorization of dissolution	978,065,241	7,374,823	—	14,096,961	—

Shareholder proposal relating to cumulative voting for directors	213,432,225	620,028,728	—	15,237,347	150,838,725

Election of Directors:
D.F. Akerson	979,161,534	—	20,375,491	—	—
C. Barshefsky	944,424,290	—	55,112,735	—	—
U.M. Burns	983,521,470	—	16,015,555	—	—
K. I. Chenault	978,871,262	—	20,665,763	—	—
P. Chernin	949,782,467	—	49,754,558	—	—
J. Leschly	953,302,725	—	46,234,300	—	—
R. C. Levin	983,414,014	—	16,123,011	—	—
R. A. McGinn	875,169,275	—	124,367,750	—	—
E. D. Miller	961,592,225	—	37,944,800	—	—
S. S Reinemund	983,521,879	—	16,015,146	—	—
R. D. Walter	961,556,269	—	37,980,756	—	—
R. A. Williams	983,725,406	—	15,811,619	—	—

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 2, 2008	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: May 2, 2008	By	/s/ Joan C. Amble
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

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation, filed with the New York Department of State on April 29, 2008.

3.4

Company’s By-Laws, as amended through April 29, 2008 (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 28, 2008 (filed May 2, 2008)).

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