Form 10-Q
period 2008-06-30
AMERICAN EXPRESS CO
filed 2008-07-31
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2008

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

☒	Yes	☐	No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐	Yes	☒	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 25, 2008
Common Shares (par value $.20 per share)	1,159,381,884 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended
	June 30,
	2008	2007
Revenues
Discount revenue	$3,991	$3,670
Net card fees	576	500
Travel commissions and fees	573	491
Other commissions and fees	590	587
Securitization income, net	227	332
Other	573	426
Total	6,530	6,006
Interest income
Cardmember lending finance revenue	1,521	1,514
Other	289	357
Total	1,810	1,871
Total revenues	8,340	7,877
Interest expense
Cardmember lending	364	431
Charge card and other	492	508
Total	856	939
Revenues net of interest expense	7,484	6,938

Expenses
Marketing, promotion, rewards and cardmember services	1,924	1,826
Human resources	1,495	1,334
Professional services	607	580
Occupancy and equipment	412	352
Communications	115	112
Other, net	276	348
Total	4,829	4,552
Provisions for losses and benefits
Charge card	241	233
Cardmember lending	1,537	638
Other (including investment certificates)	111	106
Total	1,889	977
Pretax income from continuing operations	766	1,409
Income tax provision	111	369
Income from continuing operations	655	1,040
(Loss) Income from discontinued operations, net of tax	(2)	17
Net income	$653	$1,057

Earnings per Common Share — Basic:
Income from continuing operations	$0.57	$0.88
(Loss) Income from discontinued operations	—	0.02
Net income	$0.57	$0.90

Earnings per Common Share — Diluted:
Income from continuing operations	$0.56	$0.86
(Loss) Income from discontinued operations	—	0.02
Net income	$0.56	$0.88

Average common shares outstanding for earnings per common share:
Basic	1,154	1,179
Diluted	1,163	1,203

Cash dividends declared per common share	$0.18	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Revenues
Discount revenue	$7,709	$7,025
Net card fees	1,143	984
Travel commissions and fees	1,067	928
Other commissions and fees	1,212	1,123
Securitization income, net	671	789
Other	929	813
Total	12,731	11,662
Interest income
Cardmember lending finance revenue	3,146	2,882
Other	568	660
Total	3,714	3,542
Total revenues	16,445	15,204
Interest expense
Cardmember lending	781	816
Charge card and other	994	966
Total	1,775	1,782
Revenues net of interest expense	14,670	13,422

Expenses
Marketing, promotion, rewards and cardmember services	3,680	3,288
Human resources	2,965	2,635
Professional services	1,158	1,098
Occupancy and equipment	787	680
Communications	230	224
Other, net	572	641
Total	9,392	8,566
Provisions for losses and benefits
Charge card	586	442
Cardmember lending	2,346	1,212
Other (including investment certificates)	226	182
Total	3,158	1,836
Pretax income from continuing operations	2,120	3,020
Income tax provision	491	885
Income from continuing operations	1,629	2,135
Income (Loss) from discontinued operations, net of tax	15	(21)
Net income	$1,644	$2,114

Earnings per Common Share — Basic:
Income from continuing operations	$1.41	$1.80
Income (Loss) from discontinued operations	0.02	(0.01)
Net income	$1.43	$1.79

Earnings per Common Share — Diluted:
Income from continuing operations	$1.40	$1.77
Income (Loss) from discontinued operations	0.01	(0.02)
Net income	$1.41	$1.75

Average common shares outstanding for earnings per common share:
Basic	1,153	1,183
Diluted	1,163	1,207

Cash dividends declared per common share	$0.36	$0.30

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY
CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	June 30,	December 31,
	2008	2007

Assets
Cash and cash equivalents	$20,091	$11,737
Accounts receivable
Cardmember receivables, less reserves: 2008, $1,146; 2007, $1,149	38,777	38,923
Other receivables, less reserves: 2008, $48; 2007, $36	3,889	3,082
Investments	14,680	15,864
Loans
Cardmember lending, less reserves: 2008, $2,594; 2007, $1,831	47,139	52,674
Other, less reserves: 2008, $47; 2007, $45	690	762
Land, buildings and equipment – at cost, less accumulated depreciation: 2008, $3,716; 2007, $3,453	2,791	2,692
Other assets	9,273	7,349
Assets of discontinued operations	—	16,747
Total assets	$137,330	$149,830

Liabilities and Shareholders’ Equity
Customers’ deposits	$14,846	$15,397
Travelers Cheques outstanding	6,915	7,197
Accounts payable	9,705	7,674
Investment certificate reserves	4,300	5,299
Short-term debt	17,519	17,762
Long-term debt	57,035	55,285
Other liabilities	14,741	13,959
Liabilities of discontinued operations	—	16,228
Total liabilities	125,061	138,801

Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,159 million shares in 2008 and 1,158 million shares in 2007	232	232
Additional paid-in capital	10,394	10,164
Retained earnings	2,094	1,075
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities gains	101	12
Net unrealized derivatives losses	(86)	(71)
Foreign currency translation adjustments	(348)	(255)
Net unrealized pension and other postretirement benefit costs	(118)	(128)
Total accumulated other comprehensive loss	(451)	(442)
Total shareholders’ equity	12,269	11,029
Total liabilities and shareholders’ equity	$137,330	$149,830

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$1,644	$2,114
(Income) Loss from discontinued operations, net of tax	(15)	21
Income from continuing operations	1,629	2,135
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses and benefits	3,315	1,925
Depreciation and amortization	359	321
Deferred taxes, acquisition costs and other	(525)	(254)
Stock-based compensation	128	132
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	597	194
Other operating assets	141	206
Accounts payable and other liabilities	2,685	722
Travelers Cheques outstanding	(283)	(73)
Net cash used in operating activities attributable to discontinued operations	(61)	(7)
Net cash provided by operating activities	7,985	5,301
Cash Flows from Investing Activities
Sale of investments	2,668	1,732
Maturity and redemption of investments	5,343	2,566
Purchase of investments	(6,668)	(4,658)
Net increase in cardmember loans/receivables	(685)	(7,355)
Proceeds from cardmember loan securitizations	6,551	2,894
Maturities of cardmember loan securitizations	(3,970)	(2,780)
Purchase of land, buildings and equipment	(405)	(347)
Sale of land, buildings and equipment	22	45
(Acquisitions) dispositions, net of cash acquired/sold	(4,364)	10
Net cash provided by (used in) investing activities attributable to discontinued operations	460	(1,246)
Net cash used in investing activities	(1,048)	(9,139)
Cash Flows from Financing Activities
Net change in customers’ deposits	(448)	(2,918)
Sale of investment certificates	1,000	1,593
Redemption of investment certificates	(2,002)	(2,049)
Net (decrease) increase in debt with maturities of three months or less	(1,550)	2,806
Issuance of debt	16,015	12,424
Principal payments on debt	(13,241)	(7,711)
Issuance of American Express common shares and other	160	541
Repurchase of American Express common shares	(219)	(1,871)
Dividends paid	(418)	(359)
Net cash (used in) provided by financing activities attributable to discontinued operations	(1,444)	957
Net cash (used in) provided by financing activities	(2,147)	3,413
Effect of exchange rate changes on cash	33	24
Net increase (decrease) in cash and cash equivalents	4,823	(401)
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2008, $3,531; 2007, $2,940	15,268	8,246
Cash and cash equivalents at end of period includes cash of discontinued operations: 2008, $0; 2007, $2,873	$20,091	$7,845

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

Accounting estimates are an integral part of the Consolidated Financial Statements.  These estimates are based, in part, on management’s assumptions concerning future events.  Among the more significant assumptions are those that relate to reserves for cardmember losses relating to loans and charge receivables, asset securitizations, Membership Rewards, and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

MasterCard Settlement

In November 2004, the Company filed suit against Visa Inc., Visa USA, and Visa International (collectively Visa), MasterCard International, Inc. (MasterCard), and certain member banks.  The lawsuit alleged MasterCard, Visa and their member banks illegally blocked the Company from the bank-issued card business in the United States.  On June 25, 2008, the Company announced that it had reached a settlement agreement with MasterCard.  As previously disclosed, the Company announced that it had reached a settlement agreement with Visa on November 7, 2007. All defendants have been removed, and the case is now dismissed.

Under the terms of the settlement agreements, the Company will receive aggregate maximum payments of $2.25 billion and $1.8 billion from Visa and MasterCard respectively, for an aggregate maximum total of $4.05 billion.

The settlement with Visa is comprised of an initial payment of $1.13 billion ($700 million after-tax) that was recorded as a gain in the fourth quarter of 2007 and received in March 2008.  The remaining payments are payable in quarterly installments of up to $70 million ($43 million after-tax) beginning in the first quarter of 2008 through the fourth quarter of 2011.  The MasterCard settlement is comprised of quarterly installment payments of up to $150 million ($93 million after-tax) beginning in the third quarter of 2008 through the second quarter of 2011.  The Visa and MasterCard quarterly payments are subject to the Company achieving certain quarterly performance criteria within the U.S. Global Network Services business.  The Company recognized $70 million from Visa in both the first and second quarters of 2008 because the quarterly performance criteria were achieved. These payments are included in other, net expenses within continuing operations in the Consolidated Statements of Income and within the Corporate & Other segment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Disposition of American Express Bank Ltd.

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) to Standard Chartered PLC (Standard Chartered).  On February 29, 2008, Standard Chartered completed its purchase of AEB.  In the second quarter of 2008, the Company and Standard Chartered agreed on the final purchase price of $796 million, equaling the final net asset value of the AEB businesses that were sold plus $300 million.  For 2008 through the date of disposition and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of the AEB businesses that were not sold) have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  As of June 30, 2008 and December 31, 2007, the net asset value of that business was $117 million and $232 million, respectively.  The decline in net asset value is primarily related to the unrealized mark-to-market loss within AEIDC’s investment portfolio as further discussed below. AEIDC’s operating results will continue to be included in continuing operations within the Corporate & Other segment until AEIDC qualifies for classification as a discontinued operation in the third quarter of 2008.

During the third quarter of 2007, the Company reclassified the AEIDC investment portfolio from the Available-for-Sale to the Trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. Due to AEIDC’s investment portfolio trading categorization, $15 million and $124 million in net unrealized mark-to-market losses were recognized within the income statement during the three and six months ended June 30, 2008, respectively, as well as $9 million and $14 million, respectively, in net realized gains.  The Company will report future changes in the market value of AEIDC’s investment portfolio within the income statement until AEIDC is sold.

In addition, other interest income includes income related to AEIDC’s investment portfolio.

Acquisitions

On March 28, 2008, the Company purchased Corporate Payment Services (CPS), General Electric Company’s commercial card and corporate purchasing business unit.  The total cash consideration of $2.3 billion paid by the Company consisted of the contractual purchase price of approximately $1.1 billion plus the repayment of CPS’s $1.2 billion in outstanding debt as of the acquisition date.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The component businesses of CPS are reported within the Global Commercial Services (GCS) and the U.S. Card Services (USCS) operating segments.  The following table summarizes the approximate assets acquired and liabilities assumed by segment as of March 31, 2008:

(Millions)	GCS	USCS	Total
Other receivables	$1,203	$—	$1,203
Other loans	—	108	108
Definite-lived intangibles	208	22	230
Goodwill	796	—	796
Land, building and equipment	25	—	25
Other assets	6	—	6
Total assets	2,238	130	2,368
Total liabilities	94	2	96
Net assets	$2,144	$128	$2,272

The assets and liabilities that are directly attributable to the respective CPS businesses (including acquired intangible assets) have been allocated to the corresponding operating segments.  The remaining assets, primarily goodwill, are reflected in the GCS segment at June 30, 2008.  The final allocation of these assets to the appropriate operating segments will be completed in a subsequent quarter.  Further, the values of acquired intangible assets presented above are based on preliminary valuations which will be completed in a subsequent quarter, and adjusted to reflect the final valuations. As those customers who ultimately opt to convert to American Express migrate to the Company’s products over the coming quarters, the associated receivables will be reflected in the cardmember receivables and cardmember lending lines on the Consolidated Balance Sheet.

The acquisition of CPS did not have a significant impact on the Company’s results of operations for the three and six months ended June 30, 2008.

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

The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial instruments. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the Company’s principal or most advantageous market for the specific asset or liability. The primary impact to the Company upon its partial adoption of SFAS No. 157 is the expanded disclosure requirements. There were no impacts to the financial statements.  Refer to Note 7, which provides further details on the Company’s partial adoption of SFAS No. 157.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has not elected the option for fair value measurement under SFAS No. 159 for any additional financial assets or financial liabilities that were not previously recognized at fair market value.

As disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, the Company will adopt the new measurement date provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of the FASB Statements No. 87, 88, 106, and 132(R)” in the fourth quarter of 2008. The adoption of the new measurement date will result in a one-time adjustment to retained earnings and accumulated other comprehensive income in the fourth quarter of 2008.

The following accounting standards as disclosed in the Company’s Annual Report on Form10-K for the year ended December 31, 2007, which are effective for the Company beginning January 1, 2009, are currently being evaluated for possible impact to the Company upon adoption:

•      SFAS No. 141 (revised 2007), “Business Combinations”;

•      SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”; and

•      Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements”.

During 2008, the FASB has issued the following accounting standards, which are effective for the Company beginning January 1, 2009.  The Company is currently evaluating the impact of these accounting standards.

•        SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133) requiring enhanced disclosures about the Company’s derivative and hedging activities. Under SFAS No. 161, the Company is required to provide disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective prospectively, and applies to derivative instruments existing at the reporting date, with comparative disclosures of earlier periods encouraged upon initial adoption.

•        FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), removes the requirement within SFAS No. 142 “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions.  FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions.  In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant.  FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, with additional disclosures required for all recognized intangible assets as of the effective date.

•        FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and should be included in the computation of basic and diluted earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 requires all

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to its provisions.

2.     Discontinued Operations

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements.  Summary operating results of the discontinued operations primarily include AEB (except for certain components of AEB that have not been sold), as further described in Note 1, as well as businesses disposed of in previous years. Results from discontinued operations for the three and six months ended June 30, 2008 and 2007, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues net of interest expense	$—	$194	$125	$378
Pretax (loss) income from discontinued operations	$(2)	$30	$131	$—
Income tax provision (a)	—	13	116	21
(Loss) income from discontinued operations, net of tax (b)	$(2)	$17	$15	$(21)

(a)   The sale of AEB to Standard Chartered caused certain taxable events under applicable U.S. tax rules to occur, resulting in the high effective tax rate for the six months ended June 30, 2008.

(b)   Included in the six months ended June 30, 2008, is an after-tax gain of $11 million realized upon the sale of AEB.

As previously disclosed, at February 29, 2008, all assets and liabilities of discontinued operations related to AEB had been sold to Standard Chartered. At December 31, 2007, the assets and liabilities of the discontinued operations related to AEB were as follows:

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     Accounts Receivable

Accounts receivable at June 30, 2008 and December 31, 2007, consisted of:

(Millions)	2008	2007
U.S. Card Services (USCS)	$19,770	$21,418
International Card Services (ICS)	6,572	6,616
Global Commercial Services (GCS)	13,370	11,411
Global Network & Merchant Services (GNMS)(a)	211	627
Cardmember receivables, gross(b)	39,923	40,072
Less: Cardmember reserve for losses	1,146	1,149
Cardmember receivables, net	$38,777	$38,923

Other receivables, gross(c)	$3,937	$3,118
Less: Other reserve for losses	48	36
Other receivables, net	$3,889	$3,082

(a)   Includes receivables primarily related to the Company’s International Currency Card portfolios at June 30, 2008. At December 31, 2007, GNMS cardmember receivables also included receivables purchased from joint ventures of $429 million that were reclassified to other (accounts) receivables during 2008.

(b)   Includes approximately $12.7 billion and $12.4 billion of cardmember receivables outside the United States at June 30, 2008 and December 31, 2007, respectively.

(c)   Other receivables primarily represent amounts due from the Company’s travel customers, third party card issuing partners, receivables from certain of the Company’s business partners, receivables purchased from joint ventures as noted in footnote (a) above, accrued interest on investments, and other receivables due to the Company in the ordinary course of business.  Other receivables also include accruals related to the Company’s litigation settlement with Visa and receivables associated with the CPS acquisition. See Note 1 for further details on the Visa settlement and the CPS acquisition.

The following table presents changes in the cardmember receivable reserve for losses for the six months ended June 30:

(Millions)	2008	2007
Balance, January 1	$1,149	$981
Additions:
Cardmember receivables provision	586	442
Deductions:
Cardmember receivables net write-offs(a)	(550)	(411)
Cardmember receivables other(b)	(39)	(31)
Balance, June 30	$1,146	$981

(a)   Represents write-offs of charge card balances consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries of $101 million and $100 million for the six months ended June 30, 2008 and 2007, respectively.

(b)   Primarily includes other adjustments to cardmember receivables such as waived fees.

4.     Investments

The following is a summary of investments at June 30, 2008 and December 31, 2007:

(Millions)	2008	2007
Available-for-Sale, at estimated fair value	$13,994	$13,214
Trading - AEIDC, at estimated fair value	686	2,650
Total	$14,680	$15,864

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Available-for-Sale Investments

The following is a summary of investments classified as Available-for-Sale at June 30, 2008 and December 31, 2007:

	2008				2007
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$7,006	$63	$(317)	$6,752	$6,795	$102	$(136)	$6,761
U.S. Government and agency obligations (a)	5,029	83	(7)	5,105	5,034	76	—	5,110
Mortgage and other asset-backed securities (b)	71	—	(1)	70	79	1	(1)	79
Equity securities (c)	100	283	—	383	—	—	—	—
Corporate debt securities	326	—	(12)	314	285	1	(4)	282
Foreign government bonds and obligations	106	2	(2)	106	51	2	—	53
Other (d)	1,210	58	(4)	1,264	929	—	—	929
Total	$13,848	$489	$(343)	$13,994	$13,173	$182	$(141)	$13,214

(a)   U.S. Government and agency obligations include U.S. Treasury securities and senior debentures issued by Government Sponsored Entities (Fannie Mae and Freddie Mac).  At June 30, 2008 and December 31, 2007, these amounts included (i) $3.1 billion of securities issued by Fannie Mae and Freddie Mac, respectively; and (ii) $467 million and $970 million, respectively, of securities loaned out on an overnight basis to financial institutions under the securities lending program.

(b)   Represents the amount of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)   Represents the reclassification of 50 percent of the Company’s investment in Industrial and Commercial Bank of China (ICBC) from other assets to Available-for-Sale securities in April 2008. In 2006, the Company acquired a non-controlling interest in the common stock of ICBC for $200 million. The Company is restricted from transferring the first tranche or 50 percent of the underlying shares of this investment until April 2009 and, as a result, the investment has been accounted for at cost and included in other assets.  Beginning in April 2008, this tranche of the investment fell within 12 months of the restriction period and was reclassified from other assets to Available-for-Sale securities at fair value.  Increases in the securities fair value from its cost at date of acquisition were recorded in other comprehensive income in the second quarter of 2008.

(d)   Consists primarily of short-term money market and state tax exempt securities (totaling $217 million and $833 million at June 30, 2008 and December 31, 2007, respectively) as well as investment of retained subordinated securities from the Company’s securitization programs ($986 million and $78 million at June 30, 2008 and December 31, 2007, respectively). Almost all of the gross unrealized gains of $58 million at June 30, 2008 are attributable to the interest rate movement of retained subordinated securities from the Company’s securitization programs.

Unrealized losses may be caused by changes to market interest rates, which include both benchmark interest rates and credit spreads, and specific credit events associated with individual issuers.  Substantially all of the gross unrealized losses on the securities are attributable to changes in market interest rates. All of the Available-for-Sale fixed-income securities held by the Company are investment grade. The Company has the ability and the intent to hold these securities for a time sufficient to recover the unrealized losses and believes at this time that contractual principal and interest will be received on these securities.

Trading Investments - AEIDC

The following is a summary of investments classified as Trading at June 30, 2008 and December 31, 2007:

(Millions)	2008	2007
Mortgage and other asset-backed securities	$569	$1,576
Corporate debt securities	39	982
Other	78	92
Total Trading, at estimated fair value	$686	$2,650

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

During the three and six months ended June 30, 2008, the net unrealized holding loss of the Trading securities amounted to approximately $15 million and $124 million, respectively.  In addition, there were $9 million and $14 million in net realized gains related to the sale of approximately $95 million and $1.3 billion Trading securities during the three and six months ended June 30, 2008, respectively.

Exposure to Mortgage and Other Asset-Backed Securities

The Company’s mortgage and other asset-backed holdings at June 30, 2008 and December 31, 2007, are classified as follows:

Classification (Millions)	2008	2007
Trading	$569	$1,576
Available-for-Sale:
Continuing operations	70	79
Discontinued operations – AEB	—	838
Total mortgage and other asset-backed holdings, at estimated fair value (a)	$639	$2,493

(a)   Does not include the retained subordinated securities from the Company’s securitization programs ($986 million and $78 million at June 30, 2008 and December 31, 2007, respectively).

During the three and six months ended June 30, 2008, the Company sold approximately $90 million and $775 million of mortgage and other asset-backed holdings classified as Trading for a net realized gain of approximately $8 million and $11 million, respectively.

The following is a summary of the Company’s mortgage and other asset-backed holdings at June 30, 2008 and December 31, 2007:

(Millions)	2008	2007
Residential Mortgage-Backed Securities
Government Sponsored Entities (GSE):	$86	$1,070
Non-GSE:
Prime	77	258
Alt-A	305	468
Sub-prime	10	140
Total Non-Agency	392	866
Total residential mortgage-backed securities	478	1,936
Other asset-backed securities (a)	88	198
Commercial mortgage-backed securities	73	359
Total mortgage and other asset-backed holdings	$639	$2,493

(a)   Does not include the retained subordinated securities from the Company’s securitization programs ($986 million and $78 million at June 30, 2008 and December 31, 2007, respectively).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     Loans

Loans at June 30, 2008 and December 31, 2007, consisted of:

(Millions)	2008	2007
USCS	$37,860	$43,318
ICS	11,837	11,187
GCS	36	—
Cardmember lending, gross	49,733	54,505

Less: Cardmember lending reserve for losses	2,594	1,831
Cardmember lending, net	$47,139	$52,674
Other loans, gross(a)	$737	$807
Less: Other reserve for losses	47	45
Other loans, net	$690	$762

(a)   Other loans primarily represent installment loans, revolving credit due from U.S. Card Services’ customers, and small business loans associated with the CPS acquisition. See Note 1 for further details.

The following tables present changes in the reserve for losses for the six months ended June 30:

(Millions)	2008	2007
Cardmember lending reserves
Balance, January 1	$1,831	$1,171
Additions:
Cardmember lending provisions(a)	2,282	1,148
Cardmember lending other(b)	64	64
Total provision	2,346	1,212
Deductions:
Cardmember lending net write-offs(a)	(1,520)	(912)
Cardmember lending other(b)	(63)	(54)
Balance, June 30	$2,594	$1,417

(a)   Represents cardmember lending balances consisting of principal (resulting from authorized transactions), interest, and fee components. Net write-offs for the six months ended June 30, 2008 and 2007, include recoveries of $150 million and $147 million, respectively.

(b)   Primarily represents adjustments to cardmember lending receivables resulting from unauthorized transactions and other items such as waived fees.

(Millions)	2008	2007
Other reserves for losses
Balance, January 1	$45	$36
Provisions	5	8
Net write-offs and other(a)	(3)	(2)
Balance, June 30	$47	$42

(a)   Net write-offs for the six months ended June 30, 2008 and 2007, include recoveries of $7 million and $3 million, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     Asset Securitizations

The Company periodically securitizes cardmember loans through the American Express Credit Account Master Trust (the Lending Trust).  The following table illustrates the activity in the Lending Trust (including the securitized cardmember loans and seller’s interest) for the six months ended June 30, 2008 and year ended December 31, 2007:

(Millions)	2008	2007
Lending Trust assets, opening balance	$36,194	$34,584
Account additions, net	10,187	—
Cardmember activity, net	(2,394)	1,610
Lending Trust assets, ending balance	$43,987	$36,194

Securitized cardmember loans, opening balance	$22,670	$20,170
Impact of issuances	7,460	6,000
Impact of maturities	(3,970)	(3,500)
Securitized cardmember loans, ending balance	$26,160	$22,670

Seller’s interest, opening balance	$13,524	$14,414
Impact of issuances	(7,460)	(6,000)
Impact of maturities	3,970	3,500
Account additions, net	10,187	—
Cardmember activity, net	(2,394)	1,610
Seller’s interest, ending balance	$17,827	$13,524

The Company, through its subsidiaries, is required to maintain an undivided interest in the transferred cardmember loans (seller’s interest), which is equal to the balance of all cardmember loans transferred to the Lending Trust (Lending Trust assets) less the investors’ portion of those assets (securitized cardmember loans). Seller’s interest is reported as cardmember lending on the Company’s Consolidated Balance Sheets.

The Company also retains subordinated interests in the securitized cardmember loans. These interests may include one or more investments in tranches of the securitization (subordinated securities) and an interest-only strip.  The following table presents retained subordinated interests at June 30, 2008 and December 31, 2007:

(Millions)	2008	2007
Interest-only strip(a)	$136	$223
Subordinated securities(b)	986	78
Total	$1,122	$301

(a)   The interest-only strip is accounted for at fair value and is reported in other assets on the Company’s Consolidated Balance Sheets.  The fair value of the interest-only strip is the present value of estimated future excess spread expected to be generated by the securitized loans over the estimated life of those loans.

(b)   The subordinated securities are accounted for at fair value as Available-for-Sale investment securities and are reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive (loss) income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity related to securitized loans reported in securitization income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Securitization income:
Excess spread, net(a)	$96	$218	$406	$557
Servicing fees	130	101	257	203
Gains on sales from securitizations	1	13	8	29
Securitization income, net	$227	$332	$671	$789

(a)   Excess spread, net is the net positive cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses and changes in the fair value of the interest-only strip (a charge of $136 million and $13 million for the three months ended June 30, 2008 and 2007, respectively, and a charge of $121 million and a gain of $61 million for the six months ended June 30, 2008 and 2007, respectively).

The Company retains servicing responsibilities for the transferred cardmember loans through its subsidiary, American Express Travel Related Services Company, Inc., and earns a related fee. No servicing asset or liability is recognized at the time of a securitization because the Company receives adequate compensation relative to current market servicing fees.

Management utilizes certain estimates and assumptions to determine the fair value of the interest-only strip.  See Note 7 for valuation techniques used by the Company.  Changes in the estimates and assumptions used may have a significant impact on the Company’s valuation. The key economic assumptions and the sensitivity of the fair value of the interest-only strip to immediate 10 basis points (bps), 10 percent and 20 percent adverse changes in these assumptions at June 30, 2008 are as follows:

(Millions, except percentage rates)	Assumption	Impact on fair value of 10 bps adverse change	Impact on fair value of 10% adverse change(a)
Finance Charge Yield	13.5%	$(6.0)	$(82.2)
Expected Credit Losses(b)	5.6%	$(6.1)	$(34.5)
LIBOR Rate	3.2%	$(5.8)	$(18.6)
Monthly Payment Rate	24.2%	$(0.6)	$(10.0)
Average Discount Rate	11.0%	$(0.02)	$(0.3)

(a)   The impact on fair value of a 20 percent adverse change is approximately two times the impact of a 10 percent adverse change identified above.

(b)   Principal only.

This sensitivity analysis does not represent management’s expectations of adverse changes in these assumptions but is provided as a hypothetical scenario to assess the sensitivity of the fair value of the interest-only strip to changes in key inputs.  Management cannot extrapolate changes in fair value based on a 10 percent or 20 percent change in all key assumptions simultaneously, in part because the relationship of the change in one assumption on the fair value of the retained interest is calculated independent from any change in another assumption. Changes in one factor may cause changes in another, which could magnify or offset the sensitivities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes cash flows received from the Lending Trust for the six months ended June 30, 2008 and the year ended December 31, 2007:

(Millions)	2008	2007
Proceeds from new securitizations during the period	$6,551	$5,909
Proceeds from collections reinvested in revolving cardmember securitizations	$37,579	$63,714
Servicing fees received	$257	$425
Other cash flows received on retained interests	$1,274	$2,407

7.     Fair Value Measurements

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

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•      Unadjusted Quoted Prices - The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities.  An example would be a marketable equity security that is actively traded on the New York Stock Exchange.  (Level 1)

•      Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.  Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market.  (Level 2)

•      Pricing Models with Significant Unobservable Inputs - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument.  Therefore, these assumptions are unobservable in either an active or inactive market.  An example would be the retained subordinated interest in a securitization trust. (Level 3)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s financial instruments carried at fair value at June 30, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy level (as described previously).

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

(Millions)	Total Carrying Value in the Consolidated Balance Sheet at June 30, 2008	Fair Value Hierarchy Level (a)
Assets
Investments
Other	$13,671	2
Other (certain asset-backed securities)	23	3
Retained Subordinated Securities	986	3
Total Investments (b)	14,680
Other Assets
Interest-only Strip	136	3
Derivatives, net (c)	232	2
Total Assets at Fair Value	$15,048

Other Liabilities
Derivatives, net (c)	$405	2
Total Liabilities at Fair Value	$405

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

(b)   See Note 4 of the Company’s Consolidated Financial Statements for details of Investments.

(c)   Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and its derivative counterparty.  At June 30, 2008, $31 million has been offset against the derivative assets and liabilities and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

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

Investments-Other

The fair market values for the Company’s investments are obtained primarily from pricing vendors engaged by the Company.  When available, quoted market prices are used to determine fair value.  When quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy. Currently, the Company’s Level 1 investments are inconsequential.

When quoted prices in an active market are not available, fair values are estimated by using pricing models, where the inputs to those models are based on observable market inputs.  The inputs to the valuation techniques vary depending on the type of security being priced but are typically benchmark yields, reported trades, broker-dealer quotes, and benchmarking of like securities.  The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets.  Examples of

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

investments classified within Level 2 of the fair value hierarchy include State and Municipal Obligations, United States Government and Agency Obligations, Mortgage and Other Asset-Backed Securities, Equity Securities, Corporate Debt Securities, and Foreign Government Bonds and Obligations.

The Company has a thorough and documented understanding of the valuation techniques used by its pricing vendors.  In addition, the Company corroborates the prices provided by its pricing vendors to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

Investments – Other (certain asset-based securities)

The Company has three other asset-backed securities included in AEIDC’s trading investment portfolio that are classified within Level 3 because observable market prices were limited.  The pricing for each of these securities was obtained from non-binding, single broker quotes.

Investments – Retained Subordinated Securities

The Company’s A-rated and BBB-rated retained subordinated securities from its securitization program are classified in Level 3 of the fair value hierarchy because observable market prices and inputs to the Company’s valuation techniques for such investments are limited or lack transparency due to market conditions.  The Company determines the fair value of these investments through discounted cash flow models. The discount rate used is based on an interest rate curve that is observable in the marketplace plus an unobservable credit spread commensurate with the risk of these A-rated and BBB-rated securities and similar financial instruments.

Other Assets – Interest-only Strip

The fair value of the Company’s interest-only strip (which is a retained subordinated interest in its securitized cardmember loans) is estimated based on the present value of estimated future excess spread expected to be generated by its securitized cardmember loans over the estimated life of those loans.  The fair value is calculated based on projections of the average loan life (i.e., based on the expected monthly payment rate), the finance charges and fees received related to these securitized loans less:

•      coupon payments to investors,

•      expected credit losses, and

•      contractual fees paid to service the transferred assets,

discounted at an applicable rate.  On a routine basis, the Company compares the assumptions it uses in calculating the fair value of its interest-only strip to observable market data when available, and to historical trends.  The interest-only strip is classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

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

Market practice in pricing derivatives initially assumes all counterparties have the same credit quality.  Credit valuation adjustments are necessary when the market parameter (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of the Company or its

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

counterparties.  The Company manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over their remaining lives, considering such factors as maturity date and the volatility of the underlying or reference index. The Company mitigates derivative credit risk by transacting with highly rated counterparties, and, where possible, entering into legally enforceable master netting agreements, which reduce credit risk by permitting the netting of transactions with the same counterparty upon occurrence of certain events.  Management has evaluated the credit and nonperformance risks associated with its derivative counterparties and believes them to be insignificant and not warranting a credit adjustment.

The Company’s derivatives primarily include interest rate swaps, foreign currency forwards, foreign currency options, and cross currency swaps.  Such instruments are classified within Level 2 of the fair value hierarchy.

Changes in Level 3 Fair Value Measurements

The tables below present a reconciliation for the three and six months ended June 30, 2008, of the Company’s financial assets that are classified within Level 3 of the fair value hierarchy:

	Retained Subordinated Interests
Three months ended June 30, 2008 (Millions)	Investments		Other Assets – Interest-only Strip		Investments – Other
Fair Value, March 31, 2008	$534		$257		$—
Transfers into Level 3	—		—		24	(d)
Purchases, issuances and settlements, net	345	(a)	(242	)(b)	(1)
Total realized and unrealized gains and (losses):
Realized gains included in securitization income, net	N/A		257	(c)	—
Unrealized losses included in securitization income, net	N/A		(136)		—
Included in Other Comprehensive Loss	107		—		—
Fair Value, June 30, 2008	$986		$136		$23

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	Retained Subordinated Interests
Six months ended June 30, 2008 (Millions)	Investments		Other Assets – Interest-only Strip		Investments – Other
Fair Value, January 1, 2008	$78		$223		$—
Transfers into Level 3	—		—		24	(d)
Purchases, issuances and settlements, net	854	(a)	(557	)(b)	(1)
Total realized and unrealized gains and (losses):
Realized gains included in securitization income, net	—		591	(c)	—
Unrealized losses included in securitization income, net	—		(121)		—
Included in Other Comprehensive Loss, net	54		—		—
Fair Value, June 30, 2008	$986		$136		$23

(a)   Represents newly issued A-rated and BBB-rated securities retained by the Company from 2008 securitization transactions.

(b)   Represents the net decrease in the interest-only strip fair value during the period as a result of cash received by the Company from the Lending Trust for the net excess spread.

(c)   Represents the net increase in the interest-only strip fair value during the period due to gains from additional issuances, net of amortization, and the net excess spread earned by the Company.

(d)   Represents $24 million in asset-backed securities transferred from Level 2 into Level 3 of the fair value hierarchy primarily due to the significant inputs to the fair value of these assets being unobservable as a result of limited marketplace activity in the second quarter of 2008.

8.     Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Net income	$653	$1,057	$1,644	$2,114
Other comprehensive income (losses):
Net unrealized securities gains/(losses) (a)	209	(155)	89	(210)
Net unrealized derivative gains/(losses)	90	32	(15)	22
Foreign currency translation adjustments	(92)	(8)	(93)	(9)
Net unrealized pension and other postretirement benefit costs (b)	3	8	10	94
Total	$863	$934	$1,635	$2,011

(a) Included in the three months ended June 30, 2008, is an amount of $283 million ($184 million after-tax) related to the marked-to-market unrealized gain on the ICBC investment.

(b) Included in the six months ended June 30, 2007, was the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the U.S. plan curtailment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations.  The tax years under examination and open for examination vary by jurisdiction.  In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002.  However, for federal income tax purposes, these years continue to remain open as a consequence of certain issues under appeal.  The Company is currently under examination by the IRS for the years 2003 and 2004.

The Company had approximately $1.2 billion and $1.1 billion of unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively.  The change is primarily due to an increase in unrecognized tax benefits relating to temporary differences that will reverse in the future partially offset by the resolution of prior years’ tax items with various taxing authorities.  Included in the $1.2 billion and $1.1 billion of unrecognized tax benefits at June 30, 2008 and December 31, 2007, respectively, are corresponding benefits of approximately $508 million and $597 million, that, if recognized, would favorably affect the effective tax rate in a future period. These benefits primarily relate to the Company’s gross permanent benefits and corresponding foreign tax credits and federal tax effects.  The Company had approximately $196 million and $235 million accrued for the payment of interest and penalties at June 30, 2008 and December 31, 2007, respectively.  For the three and six months ended June 30, 2008, the Company recognized a net benefit of approximately $39 million and $26 million of interest and penalties, respectively.

Given the inherent complexities of the business and that the Company is subject to taxation in a substantial number of jurisdictions, the Company routinely assesses the likelihood of additional assessments in each taxing jurisdiction and has established a liability for unrecognized tax benefits that management believes to be adequate.  Once established, unrecognized tax benefits are adjusted if more accurate information is available, or a change in circumstance or an event occurs necessitating a change to the liability.

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $685 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities.  The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $685 million of unrecognized tax benefits, approximately $470 million are temporary differences that, if recognized, would have no impact on the effective tax rate or on net income, and would only result in a cash payment of taxes in advance of the time assumed in the Company’s tax return filings. With respect to the remaining decrease of $215 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions.  Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended June 30, 2008 (a)	Six Months Ended June 30, 2008 (a)	Full Year, 2007
Effective tax rate	14%	23%	27%

(a)   The effective tax rate for the three and six months ended June 30, 2008, reflected $101 million and $125 million, respectively, of tax benefits related to the resolution of certain prior years’ tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period.  Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares.  The following table presents computations of basic and diluted EPS:

		Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)		2008	2007	2008	2007
Numerator:
Income from continuing operations		$655	$1,040	$1,629	$2,135
(Loss) Income from discontinued operations, net of tax		(2)	17	15	(21)
Net income		$653	$1,057	$1,644	$2,114

Denominator:
Basic:	Weighted-average shares outstanding during the period	1,154	1,179	1,153	1,183
Add:	Dilutive effect of stock options, restricted stock awards and other dilutive securities	9	24	10	24
Diluted		1,163	1,203	1,163	1,207

Basic EPS:
Income from continuing operations		$0.57	$0.88	$1.41	$1.80
(Loss) Income from discontinued operations		—	0.02	0.02	(0.01)
Net income		$0.57	$0.90	$1.43	$1.79

Diluted EPS:
Income from continuing operations		$0.56	$0.86	$1.40	$1.77
(Loss) Income from discontinued operations		—	0.02	0.01	(0.02)
Net income		$0.56	$0.88	$1.41	$1.75

For the three months ended June 30, 2008 and 2007, the dilutive effect of unexercised stock options excluded 29 million and 9 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.  Similarly, the number of these excluded stock options for the six months ended June 30, 2008 and 2007, was 25 million and 8 million, respectively.   See Notes 9 and 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS).  The following table presents certain operating segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues, excluding interest income:
USCS	$2,965	$2,921	$6,011	$5,753
ICS	1,003	856	1,953	1,653
GCS	1,407	1,190	2,642	2,286
GNMS	1,025	886	1,967	1,686
Corporate & Other, including adjustments and eliminations	130	153	158	284
Total	$6,530	$6,006	$12,731	$11,662

Interest income:
USCS	$1,091	$1,232	$2,300	$2,326
ICS	473	377	930	718
GCS	18	20	33	22
GNMS	1	1	1	1
Corporate & Other, including adjustments and eliminations	227	241	450	475
Total	$1,810	$1,871	$3,714	$3,542

Interest expense:
USCS	$463	$593	$996	$1,155
ICS	220	184	432	343
GCS	117	127	223	231
GNMS	(57)	(79)	(118)	(156)
Corporate & Other, including adjustments and eliminations	113	114	242	209
Total	$856	$939	$1,775	$1,782

Revenues net of interest expense:
USCS	$3,593	$3,560	$7,315	$6,924
ICS	1,256	1,049	2,451	2,028
GCS	1,308	1,083	2,452	2,077
GNMS	1,083	966	2,086	1,843
Corporate & Other, including adjustments and eliminations	244	280	366	550
Total	$7,484	$6,938	$14,670	$13,422

Income (Loss) from continuing operations:
USCS	$21	$580	$544	$1,224
ICS	115	117	248	219
GCS	227	162	378	291
GNMS	299	266	522	502
Corporate & Other	(7)	(85)	(63)	(101)
Total	$655	$1,040	$1,629	$2,135

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Guarantees

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

The following table provides information related to such guarantees at June 30, 2008 and December 31, 2007:

	June 30, 2008		December 31, 2007
Type of Guarantee:	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)	Maximum amount of undiscounted future payments (a) (Billions)	Amount of related liability (b) (Millions)
Card and travel operations (c)	$82	$101	$77	$67
Other (d)	1	134	1	48
Total	$83	$235	$78	$115

(a) Calculated using management’s best estimate of maximum exposure under the hypothetical scenario that all eligible claims (out of total billed business volumes) occur within the next 12 months.  The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes.

(b) Included as part of other liabilities on the Company’s Consolidated Balance Sheets. The increase in the liability from December 31, 2007 to June 30, 2008, results substantially from guarantees related to the Company’s dispositions and airline exposures.

(c) Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d) Other primarily includes real estate, tax, and other guarantees related to the Company’s dispositions as well as contingent consideration obligations.

13.  Contingencies

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

Overall, it is management’s priority to increase shareholder value over the moderate to long term by seeking to achieve the following long-term financial targets, on average and over time:

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

MasterCard Settlement

In November 2004, the Company filed suit against Visa Inc., Visa USA, and Visa International (collectively Visa), MasterCard International, Inc. (MasterCard), and certain member banks.  The lawsuit alleged MasterCard, Visa and their member banks illegally blocked the Company from the bank-issued card business in the United States.  On June 25, 2008, the Company announced that it had reached a settlement agreement with MasterCard.  As previously disclosed, the Company announced that it had reached a settlement agreement with Visa on November 7, 2007. All defendants have been removed, and the case is now dismissed.

Under the terms of the settlement agreements, the Company will receive aggregate maximum payments of $2.25 billion and $1.8 billion from Visa and MasterCard respectively, for an aggregate maximum total of $4.05 billion.

The settlement with Visa is comprised of an initial payment of $1.13 billion ($700 million after-tax) that was recorded as a gain in the fourth quarter of 2007 and received in March 2008.  The remaining payments are payable in quarterly installments of up to $70 million ($43 million after-tax) beginning in the first quarter of 2008 through the fourth quarter of 2011.  The MasterCard settlement is comprised of quarterly installment payments of up to $150 million ($93 million after-tax) beginning in the third quarter of 2008 through the second quarter of 2011.  The Visa and MasterCard quarterly payments are subject to the Company achieving certain quarterly performance criteria within the U.S. Global Network Services business.  The Company is optimistic it will achieve the performance criteria in future quarters.  The Company recognized $70 million from Visa in both the first and second quarters of 2008 because the quarterly performance criteria were achieved.  These payments are included in other, net expenses within continuing operations in the Consolidated Statements of Income and within the Corporate & Other segment.

Disposition of American Express Bank Ltd.

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB) to Standard Chartered PLC (Standard Chartered).  On February 29, 2008, Standard Chartered completed its purchase of AEB.  In the second quarter of 2008, the Company and Standard Chartered agreed on the final purchase price of $796 million, equaling the final net asset value of the AEB businesses that were sold plus $300 million.  For 2008 through the date of disposition and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of the AEB businesses that were not sold) have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  As of June 30, 2008 and December 31, 2007, the net asset value of that business was $117 million and $232 million, respectively.  The decline in net asset value is primarily related to the unrealized mark-to-market loss within AEIDC’s investment portfolio as further discussed below. AEIDC’s operating results will continue to be included in continuing operations within the Corporate & Other segment until AEIDC qualifies for classification as a discontinued operation in the third quarter of 2008.

During the third quarter of 2007, the Company reclassified the AEIDC investment portfolio from the Available-for-Sale to the Trading investment category as a result of the related AEB sale agreement’s impact on the holding period for these investments. Due to AEIDC’s investment portfolio trading categorization, $15 million and $124 million in net unrealized mark-to-market losses were recognized within the income statement during the three and six months ended June 30, 2008, respectively, as well as $9 million and $14 million, respectively, in net realized gains.  The Company will report future changes in the market value of AEIDC’s investment portfolio within the income statement until AEIDC is sold.

In addition, other interest income includes income related to AEIDC’s investment portfolio.

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

American Express Company

Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Card billed business (a):
United States	$123.5	$115.7	$238.1	$221.1
Outside the United States	57.4	45.4	109.2	86.2
Total	$180.9	$161.1	$347.3	$307.3
Total cards-in-force (millions) (b):
United States	53.5	50.5	53.5	50.5
Outside the United States	36.6	31.7	36.6	31.7
Total	90.1	82.2	90.1	82.2
Basic cards-in-force (millions) (b):
United States	41.9	39.2	41.9	39.2
Outside the United States	31.6	27.0	31.6	27.0
Total	73.5	66.2	73.5	66.2

Average discount rate (c)	2.56%	2.57%	2.56%	2.57%
Average basic cardmember spending (dollars) (d)	$3,199	$3,049	$6,185	$5,868
Average fee per card (dollars) (d)	$34	$31	$34	$31
Return on equity (e)	31.1%	37.5%	31.1%	37.5%
Return on tangible equity (e)	37.7%	44.0%	37.7%	44.0%

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

(d)   Average basic cardmember spending and average fee per card are computed from proprietary card activities only.  Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, divided by average worldwide proprietary cards-in-force.  The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs.  The adjusted average fee per card was $39 for the quarter ended June 30, 2008, and $36 for the quarter ended June 30, 2007, and the amount of amortization excluded for these periods was $82 million for the quarter ended June 30, 2008, and $71 million for the quarter ended June 30, 2007.  The adjusted average fee per card was $39 for the six months ended June 30, 2008, and $35 for the six months ended June 30, 2007, and the amount of amortization excluded for these periods was $159 million for the six months ended June 30, 2008, and $142 million for the six months ended June 30, 2007.  The Company presents adjusted average fee per card because management believes that this metric presents a better picture of card fee pricing across a range of its proprietary card products.

(e)   Return on equity is calculated by dividing (i) net income ($3.5 billion and $4.0 billion for the one year periods ended June 30, 2008 and 2007, respectively) by (ii) average total stockholders’ equity ($11.4 billion and $10.7 billion for the one year periods ended June 30, 2008 and 2007, respectively).  Return on tangible equity is computed in the same manner as return on equity except the computation of average stockholders’ equity excludes average goodwill and other intangibles of $2.0 billion and $1.6 billion at June 30, 2008 and 2007, respectively.

Selected Statistical Information (continued)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Worldwide cardmember receivables:
Total receivables	$39.9	$38.4	$39.9	$38.4
90 days past due as a % of total	3.0%	2.7%	3.0%	2.7%
Loss reserves (millions):
Beginning balance	$1,221	$979	$1,149	$981
Provision	241	233	586	442
Net write-offs	(293)	(217)	(550)	(411)
Other	(23)	(14)	(39)	(31)
Ending balance	$1,146	$981	$1,146	$981
% of receivables	2.9%	2.6%	2.9%	2.6%
% of 90 days past due	97%	95%	97%	95%
Net loss ratio as a % of charge volume	0.29%	0.24%	0.27%	0.23%
Worldwide cardmember lending – owned basis (a):
Total loans	$49.7	$48.3	$49.7	$48.3
30 days past due loans as a % of total	3.9%	2.8%	3.9%	2.8%
Loss reserves (millions):
Beginning balance	$1,919	$1,271	$1,831	$1,171
Provision	1,506	606	2,282	1,148
Net write-offs	(827)	(473)	(1,520)	(912)
Other	(4)	13	1	10
Ending balance	$2,594	$1,417	$2,594	$1,417
% of loans	5.2%	2.9%	5.2%	2.9%
% of past due	135%	106%	135%	106%
Average loans	$49.7	$45.6	$50.4	$44.3
Net write-off rate	6.7%	4.1%	6.0%	4.1%
Net finance revenue(b)/average loans	9.4%	9.5%	9.4%	9.4%
Worldwide cardmember lending – managed basis (c):
Total loans	$76.6	$68.6	$76.6	$68.6
30 days past due loans as a % of total	3.6%	2.6%	3.6%	2.6%
Loss reserves (millions):
Beginning balance	$2,811	$1,787	$2,581	$1,622
Provision	2,368	780	3,599	1,577
Net write-offs	(1,191)	(662)	(2,198)	(1,290)
Other	(4)	12	2	8
Ending balance	$3,984	$1,917	$3,984	$1,917
% of loans	5.2%	2.8%	5.2%	2.8%
% of past due	144%	106%	144%	106%
Average loans	$75.9	$65.9	$76.0	$64.6
Net write-off rate	6.3%	4.0%	5.8%	4.0%
Net finance revenue(b)/average loans	9.5%	9.3%	9.8%	9.4%

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

Consolidated Results of Operations for the Three Months Ended June 30, 2008 and 2007

The Company’s consolidated income from continuing operations for the three months ended June 30, 2008, decreased $385 million or 37 percent to $655 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.30 or 35 percent to $0.56.

The Company’s consolidated net income decreased $404 million or 38 percent to $653 million and diluted EPS decreased $0.32 or 36 percent to $0.56.  Net income included a loss from discontinued operations of $2 million as compared to $17 million of income from discontinued operations a year ago.  On a trailing 12-month basis, ROE was 31 percent, down from 38 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes increased the growth rates of revenues net of interest expense and total expenses by approximately 2 percent and provisions for losses and benefits by approximately 1 percent for the three months ended June 30, 2008, respectively.

Results from continuing operations for the three months ended June 30, 2008 included:

•      A $600 million ($374 million after-tax) addition to U.S. lending credit reserves that reflects a deterioration of credit indicators beyond the Company’s prior expectation;

•      A $136 million ($85 million after-tax) charge to the fair market value of the Company’s interest-only strip; and

•      A $101 million tax benefit related to the resolution of certain prior years’ tax items.

Results from continuing operations for the three months ended June 30, 2007, included a $65 million tax benefit from the Internal Revenue Service (IRS) related to the treatment of prior years’ card fee income.

Also included in the three months ended June 30, 2008 and 2007, were $7 million ($4 million after-tax) and $8 million ($5 million after-tax), respectively, of reengineering costs primarily within the Global Commercial Services (GCS) and the Corporate & Other segments.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $7.5 billion, up $546 million or 8 percent from $6.9 billion in the same period a year ago.  Revenues net of interest expense increased due to greater discount revenue, higher other revenues, lower interest expense, greater travel commissions and fees, increased net card fees, and higher other commissions and fees, partially offset by lower securitization income, net, and lower interest income.

Discount revenue rose $321 million or 9 percent to $4.0 billion as a result of a 12 percent increase in worldwide billed business.  The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to Global Network Services (GNS), where the Company shares the discount revenue with its card issuing partners, and higher cash-back rewards costs.  The average discount rate was 2.56 percent and 2.57 percent for the three months ended June 30, 2008 and 2007, respectively.  As indicated in prior quarters, selective repricing initiatives, changes in the mix of business, and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.  The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 42 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 7 percent and 26 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force.  The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the three months ended June 30, 2008, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	12%	10%
Average spending per proprietary basic card	5	3
Basic cards-in-force	11
United States (a):
Billed business	7
Average spending per proprietary basic card	1
Basic cards-in-force	7
Proprietary consumer card billed business (b)	3
Proprietary small business billed business (b)	11
Proprietary Corporate Services billed business (c)	8
Outside the United States (a):
Billed business	26	16
Average spending per proprietary basic card	18	8
Basic cards-in-force	17
Proprietary consumer and small business billed business (d)	20	10
Proprietary Corporate Services billed business (c)	25	14

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in the Global Commercial Services segment.

(d) Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Asia Pacific in the high single-digits, growth in Canada and Europe in the low double-digits and Latin America in the mid teens.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses, 0.6 million and 1.5 million net cards were added during the three months ended June 30, 2008, respectively.

Net card fees increased $76 million or 15 percent to $576 million due to a higher average fee per proprietary card and card growth.

Travel commissions and fees increased $82 million or 17 percent to $573 million reflecting a 15 percent increase in worldwide travel sales.

Other commissions and fees increased $3 million or 1 percent to $590 million due to higher card-related assessments and conversion revenues, partially offset by a reclassification to other revenues of certain card service-related fees in the USCS segment.

Securitization income, net decreased $105 million or 32 percent to $227 million due to lower excess spread, net, driven by increased write-offs and the $136 million change in the fair value of the interest-only strip, partially offset by higher finance charges and fees due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investment certificates.

Other revenues increased $147 million or 35 percent to $573 million primarily reflecting the benefits of the CPS acquisition, higher network and partner-related revenues, and a reclassification from other commissions and fees within USCS.

Interest income decreased $61 million or 3 percent to $1.8 billion, reflecting a 19 percent decrease in other interest income due to lower AEIDC-related income this year and interest income last year related to the Company’s loan to Delta Airlines, which was repaid in April 2007 and was previously on non-accrual status.  Additionally, cardmember lending finance revenue was unchanged as the 9 percent growth in average worldwide lending balances was offset by a lower portfolio yield due to the impact of reduced market interest rates on variably priced loans.

Interest expense decreased $83 million or 9 percent to $856 million, reflecting a $67 million or 16 percent decrease in cardmember lending interest expense and a $16 million or 3 percent decrease in charge card and other interest expense due to a lower cost of funds, which more than offset increased borrowings related to higher lending balances as well as increased receivable and liquidity-related funding levels.

Expenses

Consolidated expenses were $4.8 billion, up $277 million or 6 percent from $4.6 billion for the same period in 2007.  The increase in the three months ended June 30, 2008, was primarily driven by increased human resources expenses, higher marketing, promotion, rewards and cardmember services expenses, increased occupancy and equipment costs, higher professional services expense and increased communications expense, partially offset by lower other expense, net.

Marketing, promotion, rewards and cardmember services expenses increased $98 million or 5 percent to $1.9 billion compared to a year ago due to higher volume-driven rewards costs.  Marketing and promotion expenses were flat compared to the second quarter of 2007.

Human resources expenses increased $161 million or 12 percent to $1.5 billion due to a higher level of employees, merit increases, and greater benefit-related costs.

Other, net expenses decreased $72 million or 21 percent to $276 million primarily as a result of the $70 million income from Visa as well as lower litigation-related expenses, partially offset by expenses related to the CPS acquisition.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased $912 million or 93 percent over last year to $1.9 billion, reflecting increases in cardmember lending and charge card provisions due to the difficult U.S. credit environment as well as higher loan and business volumes.

Charge card provision for losses increased $8 million or 3 percent to $241 million due to business volume growth and higher write-off and delinquency rates versus last year.

Cardmember lending provision for losses increased $899 million or more than 100 percent to $1.5 billion due to higher write-off and delinquency rates within the U.S. portfolio, as well as increased loan volumes.

Income Taxes

The effective tax rate was 14 percent and 26 percent for the three months ended June 30, 2008 and 2007, respectively. The tax rate for the three months ended June 30, 2008, included the $101 million tax benefit related to the resolution of certain prior years’ tax items.  The effective tax rate for the three months ended June 30, 2007, included the $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income.

Discontinued Operations

(Loss) Income from discontinued operations, net of tax, was $(2) million and $17 million for the three months ended June 30, 2008 and 2007, respectively, primarily related to the results of AEB.

Consolidated Results of Operations for the Six Months Ended June 30, 2008 and 2007

The Company’s consolidated income from continuing operations for the six months ended June 30, 2008, decreased $506 million or 24 percent to $1.6 billion as compared to the same period a year ago, and diluted EPS from continuing operations declined $0.37 or 21 percent to $1.40.

The Company’s consolidated net income decreased $470 million or 22 percent to $1.6 billion, and diluted EPS decreased $0.34 or 19 percent to $1.41.  Net income included income from discontinued operations of $15 million as compared to a $21 million loss from discontinued operations a year ago.  On a trailing 12-month basis, ROE was 31 percent, down from 38 percent a year ago.

The Company’s revenues, expenses, and provisions for losses and benefits are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes increased the growth rates of revenues net of interest expense by approximately 2 percent, total expenses by approximately 3 percent and provisions for losses and benefits by approximately 2 percent for the six months ended June 30, 2008.

As discussed below, results from continuing operations for the six months ended June 30, 2008, included an addition to lending credit reserves and a charge to the fair market value of the Company’s interest-only strip, partially offset by a tax benefit relating to the resolution of certain prior years’ tax items.

Results from continuing operations for the six months ended June 30, 2007, included a tax benefit from the IRS related to the treatment of prior years’ card fee income.  Results for this period also included gains related to the initial adoption of Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” that requires the Company to record changes in the fair value of its retained subordinated interest in securitized loans (or interest-only strip) in the income statement and amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants.

Also included in the six months ended June 30, 2008 and 2007, was $17 million ($11 million after-tax) and $40 million ($26 million after-tax), respectively, of reengineering costs.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $14.7 billion, up $1.2 billion or 9 percent from $13.4 billion in the same period a year ago.  Revenues net of interest expense increased due to greater discount revenue, increased net card fees, greater travel commissions and fees, higher other revenues, higher interest income, and increased other commissions and fees, partially offset by lower securitization income, net.

Discount revenue rose $684 million or 10 percent to $7.7 billion as a result of a 13 percent increase in worldwide billed business.  The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to GNS where the Company shares the discount revenue with its card issuing partners, and higher cash-back rewards costs and corporate incentive payments.  The average discount rate was 2.56 percent and 2.57 percent for the six month periods ended June 30, 2008 and 2007, respectively.  As indicated in prior quarters, selective repricing initiatives, changes in the mix of business, and volume-related pricing discounts for merchants acquired by the Company will likely result in some erosion of the average discount rate over time.  The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 46 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 8 percent and 27 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force.  The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the six months ended June 30, 2008, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	13%	10%
Average spending per proprietary basic card	5	3
Basic cards-in-force	11
United States (a):
Billed business	8
Average spending per proprietary basic card	1
Basic cards-in-force	7
Proprietary consumer card billed business (b)	5
Proprietary small business billed business (b)	11
Proprietary Corporate Services billed business (c)	8
Outside the United States (a):
Billed business	27	16
Average spending per proprietary basic card	19	8
Basic cards-in-force	17
Proprietary consumer and small business billed business (d)	20	9
Proprietary Corporate Services billed business (c)	24	12

(a)   Captions not designated as “proprietary” include both proprietary and GNS data.

(b)   Included in the U.S. Card Services segment.

(c)   Included in the Global Commercial Services segment.

(d)   Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Asia Pacific and Canada in the high single digits and growth in Europe and Latin America in the low and mid teens.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses, 1.2 million and 2.5 million net cards were added during the six months ended June 30, 2008, respectively.

Net card fees increased $159 million or 16 percent to $1.1 billion due to higher average fees per proprietary card and card growth.

Travel commissions and fees increased $139 million or 15 percent to $1.1 billion reflecting a 15 percent increase in worldwide travel sales.

Other commissions and fees increased $89 million or 8 percent to $1.2 billion due to higher card-related assessments and conversion revenues, partially offset by a reclass to other revenue in the U.S. Card Services segment.

Securitization income, net decreased $118 million or 15 percent to $671 million due to lower excess spread, net, driven by the increased write-offs and a reduction in the fair value of the interest-only strip compared to the same period a year ago, partially offset by higher finance charge and fee revenues due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investment certificates.

Other revenues increased $116 million or 14 percent to $929 million primarily due to the benefits of the CPS acquisition, higher network and partner-related revenues and a reclass from other commissions and fees, partially offset by charges related to mark-to-market adjustments and sales within the AEIDC investment portfolio.

Interest income rose $172 million or 5 percent to $3.7 billion, reflecting an increase in cardmember lending finance revenue, which grew $264 million or 9 percent due to a 14 percent increase in average worldwide cardmember lending balances, partially offset by a lower portfolio yield due to the impact of reduced market interest rates on variably priced loans. The increase was also offset by lower rates and volumes in the Company’s certificate business as well as interest income in the prior year on the Company’s loan to Delta Air Lines, which was repaid in April 2007 and was previously on non-accrual status.

Interest expense decreased $7 million or less than 1 percent to $1.8 billion, reflecting a lower cost of funds, offset by higher lending and receivable balances as well as liquidity-related funding levels.

Expenses

Consolidated expenses were $9.4 billion, up $826 million or 10 percent from $8.6 billion for the same period in 2007.  Consolidated expenses for the six months ended June 30, 2008 and 2007, also included $17 million and $40 million, respectively, of reengineering costs related to restructuring efforts primarily within the Company’s Corporate & Other segment in the first quarter of 2008, and primarily within the Company’s technology, prepaid services, and corporate travel areas in 2007.

Marketing, promotion, rewards and cardmember services expenses increased $392 million or 12 percent to $3.7 billion compared to a year ago due to increased marketing and promotion expenses and higher volume-driven rewards as compared to a reduced marketing-related spending level in the first quarter of 2007.

Human resources expenses increased $330 million or 13 percent to $3.0 billion due to a higher level of employees, merit increases, and greater benefit costs and the pension-related gain in the year-ago period previously mentioned.

Other, net expenses decreased $69 million or 11 percent to $572 million as a result of the $140 million year-to-date income from Visa, lower litigation-related expenses, partially offset by expenses related to the CPS acquisition and gains related to the sale of the Company’s merchant-related operations in Russia in the year-ago period.

Provisions for Losses and Benefits

Consolidated provisions for losses and benefits increased $1.3 billion or 72 percent over last year to $3.2 billion, reflecting increases in the cardmember lending and charge card provisions due to the difficult U.S. credit environment, as well as growth in loan and business volumes.

Charge card provision for losses increased $144 million or 33 percent to $586 million, reflecting higher write-off and delinquency rates compared to the same period a year ago as well as business volume growth.

Cardmember lending provision for losses increased $1.1 billion or 94 percent to $2.3 billion due to higher write-off and delinquency rates within the U.S. portfolio and the $600 million lending reserve addition, as well as increased loan volumes.

Income Taxes

The effective tax rate was 23 percent and 29 percent for the six months ended June 30, 2008 and 2007, respectively.  The effective tax rate for the six months ended June 30, 2008, included $125 million of tax benefits related to the resolution of certain prior years’ tax items.  The effective tax rate for the six months ended June 30, 2007, included the $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income.

Discontinued Operations

Income (loss) from discontinued operations, net of tax was $15 million and $(21) million for the six months ended June 30, 2008 and 2007, respectively, primarily related to the results of AEB.

Impact of Capital Markets Environment

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

The Company did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal on any of its holdings in its investment portfolios in the second quarter of 2008.

The Company’s exposure to mortgage and other asset-backed securities, excluding the investments in retained subordinated securities from the Company’s securitization programs ($986 million at June 30, 2008) decreased substantially to $639 million at June 30, 2008, from $2.5 billion at December 31, 2007.  The decrease in mortgage and asset-backed securities was primarily due to the sale and maturities of approximately $893 million of investments classified as Trading securities used to support the AEIDC certificate business and $838 million of investments included in the sale of AEB.

At June 30, 2008, the Company’s remaining asset-backed securities were rated as follows:

•      AAA – 86%

•      AA – 9%

•      A – 2%

•      BBB – 3%

During the second quarter of 2008, eight separate asset-backed securities held by the Company at June 30, 2008, with a value of approximately $68 million were downgraded but remain investment grade.

Of the $639 million in mortgage and other asset-backed securities, $70 million of asset-backed securities are classified as Available-for-Sale and are rated AAA.  Unrealized holding gains and losses on Available-for-Sale securities are included in accumulated other comprehensive (loss) income until disposition of the investments.  Total gross unrealized losses remaining in accumulated other comprehensive (loss) income at June 30, 2008, related to the asset-backed securities classified as Available-for-Sale amounted to approximately $1 million.

At June 30, 2008, the Company owned approximately $3.1 billion of senior unsecured debentures issued by Government Sponsored Entities: Fannie Mae and Freddie Mac. These securities are part of the contingent liquidity portfolio and are considered as Available-for-Sale securities.  The total net unrealized gains on these securities at June 30, 2008 were approximately $39 million.  There has been no material adverse change in the market value of these securities to date in July 2008.

The Company owns state and municipal securities within its Travelers Cheques business all of which are classified as Available-for-Sale.  Total gross unrealized losses remaining in accumulated other comprehensive (loss) income at June 30, 2008, related to state and municipal securities classified as Available-for-Sale amounted to approximately $317 million.  Approximately 63 percent of state and municipal investments owned by the Company are insured by financial guarantors that guarantee timely payment of interest and ultimate payment of principal on insured obligations. A number of the monoline insurer financial guarantors had their credit ratings downgraded during the second quarter.

At June 30, 2008, the state and municipal investments owned by the Company were rated as follows:

		Higher of Financial	Underlying Issuers’
		Guarantors’ and Underlying	Ratings without
		Issuers’ Ratings	Regard to Guarantors
• AAA	–	37%	23%
• AA	–	34%	30%
• A	–	26%	37%
• BBB	–	3%	9%
• BB	–	—	1%

To date, the Company has not realized any losses as a result of financial guarantors’ credit problems.

Funding

The combined impact of the Company’s credit-related actions and the current environmental conditions will likely yield loan growth in the United States that is slower than the growth assumed in the Company’s initial plan. The slower loan growth, offset in part by the acquisition of CPS’ receivables, among other factors, has reduced the Company’s expected term debt (greater than 1 year original maturity) issuance plan. The Company’s current funding plan for the full year 2008 includes approximately $32 billion of term debt issuances (including securitizations). The Company’s funding plans are subject to various risks and uncertainties, such as future business growth, market capacity and demand for securities offered by the Company, regulatory changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions. Many of these risks and uncertainties are beyond the Company’s control.

Despite the turmoil in the fixed-income capital markets that emerged in the second half of 2007 and continued into 2008, the Company had access to financing through its existing funding sources in excess of needs to satisfy maturing obligations and to fund its business growth. Year-to-date through July, the Company has issued approximately $8.8 billion of AAA-rated charge and lending securitization certificates and $9.0 billion of unsecured debt across a variety of maturities and markets.  It retained approximately $522 million of related A-rated securities and $621 million of BBB-rated securities, as the Company had alternative sources of financing for these amounts. Year-to-date through July, the Company has met approximately 56 percent of its funding plan for the full year 2008.

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

Credit ratings have a significant impact on the borrowing costs of the Company.  There have been no changes in the Company’s credit ratings during the second quarter of 2008; however, in July 2008, one of the four credit rating agencies that cover the Company revised its outlook on the Company from stable to negative.  This negative outlook assesses the potential direction of a rating over the intermediate term, reflects changes in the economy and business conditions, and while indicating a rating may be lowered, it is not necessarily a precursor of a rating change.

Liquidity

The Company had cash and cash equivalents of approximately $20.1 billion and $11.7 billion at June 30, 2008 and December 31, 2007, respectively.  In addition to operating activities, the net increase in cash reflects the following significant transactions:

•      Proceeds from the sale of AEB

•      The Company’s issuance of short-term and long-term debt, as described above, that was in excess of its business operating needs, and investment of the proceeds in cash equivalents

•      Litigation settlement payment from Visa

•      Sale of investments

•      Payment for the purchase of GE’s CPS business

Outlook

Early in the year, the Company announced its expectations for slower growth in cardmember spending and weaker credit trends in 2008, and that these factors would lead to slower growth in earnings per share in 2008 than the Company has generated in recent years.  The Company’s planning assumptions were based on a moderate downturn in the U.S. economy and a more cautious view of the business environment in the coming year.

In the first quarter, the U.S. cardmember lending write-off rate rose compared to the fourth quarter of 2007.  At the end of the first quarter of 2008, the Company indicated that it expected second quarter loan loss rates to be higher than in the first quarter.  At that time, the Company also stated it believed it was tracking to its forecasted EPS growth rate of 4-6 percent for the full year 2008, but that any significant change in the economic and credit environment could alter the 2008 outlook.

In April and May 2008, the U.S. cardmember lending write-off rates were generally consistent with the Company’s 4-6 percent EPS growth plan.  However, during June, the U.S. cardmember lending portfolio experienced further credit deterioration beyond the Company’s expectations as the write-off rate rose and more and more consumers were falling behind in their payments.  U.S. cardmember spending also weakened toward the end of the second quarter.

Given the credit deterioration and the continued moderation in volume growth the Company experienced in the U.S. during June, as well as the Company’s outlook for continued weakness in the U.S. economy, the Company is no longer tracking to its prior forecast of 4-6 percent EPS growth in 2008.  In addition, the Company expects U.S. cardmember lending write-off rates in the third and fourth quarters will be higher than the June level.

The Company is intensifying its re-engineering efforts designed to reduce overall costs and staffing levels in order to maximize the Company’s ability to invest in the business.  The impact of these activities has not yet been quantified, but the Company expects them to result in restructuring-related charges in the second half of 2008.

With respect to the impact of interest rates, the interest expense the Company incurs on a significant portion of its debt financing is a combination of the levels of benchmark rates, such as U.S. Treasury yields or LIBOR indices, as well as an additional amount, or credit spread, above such benchmark rates.  The Company’s issuances of debt securities and securitizations through July have included, like most issues across the debt markets, credit spreads that are greater than have been included in issuances the Company completed over the prior several years.  In addition, recent differences in the movements of the benchmark LIBOR rate, which is a significant determinant of the Company’s interest expense, and the prime rate, which is used to determine the yield on the Company’s variable-rate lending receivables, if sustained, would have an adverse impact on the Company’s net interest margins.

Certain Legislative and Regulatory Developments

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries.  Among other recent regulatory developments, in May 2008, federal bank regulators in the U.S. proposed amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending that would restrict certain credit and charge card practices and require expanded disclosures to consumers.  Similar legislative initiatives have been proposed.  The proposed regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates.  The Company is continuing to evaluate the proposals, but if the regulatory amendments are adopted as proposed and the Company were not to take offsetting actions to mitigate their impact, they would have a material adverse effect on the Company’s results of operations.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards.  Although investigations into the way bankcard network members collectively set the “interchange” (i.e., the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, a bill was introduced in Congress in early 2008 designed to give merchants greater power when negotiating interchange with card issuing banks.  Although unlike the Visa and MasterCard networks, the American Express network does not collectively set interchange fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks.

In addition, the Financial Accounting Standards Board is considering whether to propose amendments that would significantly affect the accounting for off-balance sheet securitization activities, which could, if ultimately adopted, result in the Company’s having to consolidate the assets and liabilities of the American Express Credit Account Master Trust (the Lending Trust).  While the Company’s consolidated capital allocation process already considers the capital needs associated with off-balance sheet assets, any consolidation of the Lending Trust could require AECB and FSB to increase capital on their respective balance sheets to satisfy regulatory capital requirements.

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

At June 30, 2008, the fair value of the Company’s financial instruments categorized as Level 3 were its A-rated and BBB-rated retained subordinated interests, certain asset-backed securities and its interest-only strip of $986 million, $23 million and $136 million, respectively.  These financial instruments represent less than 1 percent of the Company’s total assets and less than 8 percent of the Company’s assets measured at fair value. The Company believes the fair values of these financial instruments would approximate the amount received if the Company had sold these instruments in the open market on the measurement date. See Note 7 of the Company’s Consolidated Financial Statements for further details regarding its fair value measurements.

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

During the three and six months ended June 30, 2008, the Company paid $208 million and $418 million in dividends and continued share repurchases as discussed below.  Including share repurchases and dividends, during the three and six months ended June 30, 2008, the Company returned approximately 27 percent and 34 percent, respectively, of total capital generated to shareholders.  On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 69 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders.  These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.  The Company repurchases its common shares primarily by open market purchases.  The Company reduced its level of share repurchases in the first quarter from previous levels in order to use the funds generated from operations to acquire the CPS business from GE.  During the three months ended June 30, 2008, no shares were repurchased in light of the uncertain U.S. economic environment. During the six months ended June 30, 2008, the Company purchased 4.7 million common shares at an average price of $46.10.  Going forward, the Company will make decisions about share repurchases based on the economic conditions and the Company’s performance quarter by quarter.  The Company is committed to maintaining a strong capital position.

There are approximately 100 million shares remaining at June 30, 2008, under authorizations to repurchase shares approved by the Company’s Board of Directors.  Generally the Company retires shares upon repurchase; however, at June 30, 2008, it held approximately 377,000 shares in treasury which are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the three months ended June 30, 2008, see Item 2(c) in Part II.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the six months ended June 30, 2008 and 2007, primarily due to provisions for losses and benefits, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses.  In addition, net cash was provided by fluctuations in other receivables and liabilities (including the Membership Rewards liability) for the six months ended June 30, 2008.  These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s Available-for-Sale investment portfolio.

For the six months ended June 30, 2008 and 2007, net cash used in investing activities was primarily due to the purchase of investments, maturities of cardmember loan securitizations, acquisitions and dispositions, offset by proceeds from cardmember loan securitizations and maturity, redemption and sale of investments.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing debt and taking customer deposits in addition to the sale and redemption of investment certificates. The Company also regularly repurchases its common shares.

For the six months ended June 30, 2008, net cash used in financing activities was primarily due to net cash used in financing activities of discontinued operations and redemption of investment certificates offset by a net increase in debt.  For the six months ended June 30, 2007, net cash provided by financing activities was primarily due to a net increase in debt partially offset by a decrease in customer deposits and repurchases of the Company’s common shares.

Financing Activities

The Company’s assets and growth have been financed primarily through the issuances of senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, commercial paper, bank notes, customer deposits, medium-term notes, and bank borrowings.  In total, short-term debt at June 30, 2008, decreased $243 million from December 31, 2007, due to a shift away from short-term bank notes and borrowed funds that led to a decrease of approximately $2.3 billion offset by an increase of $2 billion in commercial paper outstanding.  Long-term debt at June 30, 2008, increased $1.8 billion from December 31, 2007, primarily as a result of $9.8 billion issuances of senior notes offset by $8.2 billion of debt maturities.

At June 30, 2008, the American Express Company (Parent Company) had an unspecified amount of debt and equity securities, and American Express Credit Corporation (Credco), a wholly-owned subsidiary of the Company, had an unspecified amount of debt available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC).  In addition, certain subsidiaries of the Company have established a program for the issuance of debt instruments outside the United States to be listed on the Luxembourg Stock Exchange.  On July 18, 2008, this program was renewed and the maximum aggregate principal amount of debt instruments outstanding at any one time under the program was increased to $50.0 billion.  At June 30, 2008, $4.1 billion was outstanding under this program.

On June 30, 2008, the American Express Credit Account Master Trust (the Lending Trust) issued to certain wholly-owned subsidiaries of the Company (the Subsidiaries) the Lending Trust’s (i) Class A Series 2008-A Variable Funding Floating Rate Asset-Backed Certificates in a maximum principal amount of $5 billion (the Class A Certificates) and (ii) Class B Series 2008-A Variable Funding Floating Rate Asset-Backed Certificates in a maximum principal amount of $313 million (together with the Class A Certificates, the “Certificates”).  The Certificates were issued in an initial principal amount of $0.  In connection with the issuance, the Subsidiaries sold the Class A Certificates to certain parties who have agreed to fund, from time to time at the request of the Subsidiaries through June 29, 2009 (as may be extended), the unfunded amounts under the Class A Certificates up to the maximum principal amount.  The purchasers’ commitments to fund any unfunded amounts under the Class A Certificates are subject to the terms and conditions of, among other things, the Class A Certificates and a purchase agreement among the Subsidiaries, the purchasers and certain other parties.

At June 30, 2008, the Company maintained committed bank lines of credit totaling $12.5 billion, of which $3.5 billion was drawn as part of the Company’s funding activities. Credco has the right to borrow a maximum amount of $11.7 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper.  This program is supported by $1.2 billion of committed bank facilities available to the Company, which expire in 2010 and 2012 in the amounts of $500 million and $750 million, respectively.  There was no Parent Company commercial paper outstanding during the three months ended June 30, 2008, and no borrowings have been made under its bank credit facilities.

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

This year has seen a significant number of airline bankruptcies and liquidations, driven in part by rising fuel costs, which is creating additional risk to the Company.  The current environment poses heightened challenges to our ability to manage this risk.  For example, more airlines are converting their bankruptcy restructurings into liquidations or, in some instances, moving directly to liquidation thereby giving us less time to cover our exposure.  Historically, the Company has not experienced significant revenue declines when a particular airline scales back or ceases operations due to a bankruptcy or other financial challenges. This is because volumes generated by that airline are typically shifted to other participants in the industry that accept the Company’s card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or “flown.” In the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket, this business arrangement creates a potential exposure for the Company. This credit exposure is included in the maximum amount of undiscounted future payments disclosed in Note 12 to the Company’s Consolidated Financial Statements.  Historically, even for an airline that is operating under bankruptcy protection, this type of exposure has not generated any significant losses for the Company because an airline operating under bankruptcy protection needs to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of its business.  Typically, as an airline’s financial situation deteriorates, the Company delays payment to the airline thereby increasing cash withheld to protect the Company in the event the airline is liquidated. The Company’s goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation, the cash held is equivalent to the credit exposure related to any unused tickets. The Company has not to date experienced significant losses from airlines that have ceased operations and entered into liquidation proceedings.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$2,743	$2,642	$5,348	$5,056
Cardmember lending finance revenue	1,086	1,179	2,292	2,234
Securitization income:
Excess spread, net (excluding servicing fees) (a)	96	218	406	557
Servicing fees	130	101	257	203
Gains on sales from securitizations (b)	1	13	8	29
Securitization income, net	227	332	671	789
Total revenues	4,056	4,153	8,311	8,079
Interest expense
Cardmember lending	305	363	650	676
Charge card and other	158	230	346	479
Revenues net of interest expense	3,593	3,560	7,315	6,924
Expenses
Marketing, promotion, rewards and cardmember services	1,240	1,266	2,384	2,210
Human resources and other operating expenses	900	827	1,806	1,635
Total	2,140	2,093	4,190	3,845
Provisions for losses	1,516	640	2,397	1,221
Pretax segment (loss) income	(63)	827	728	1,858
Income tax (benefit) provision	(84)	247	184	634
Segment income	$21	$580	$544	$1,224

(a) Excess spread, net is the net positive cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses and changes in the fair value of the interest-only strip.

(b) Excludes $117 million and $(71) million of impact from cardmember loan sales and maturities for the three months ended June 30, 2008, as well as $32 million and $(46) million of impact from cardmember loan sales and maturities for the three months ended June 30, 2007, reflected in the provisions for losses for each respective period.  Excludes $257 million and $(139) million of impact from cardmember loan sales and maturities for the six months ended June 30, 2008, as well as $68 million and $(66) million of impact from cardmember loan sales and maturities for the six months ended June 30, 2007, reflected in the provisions for losses for each respective period.

U.S. Card Services

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Card billed business	$100.0	$94.6	$192.1	$179.8
Total cards-in-force (millions)	44.2	42.1	44.2	42.1
Basic cards-in-force (millions)	33.0	31.2	33.0	31.2
Average basic cardmember spending (dollars)	$3,047	$3,054	$5,887	$5,858
U.S. Consumer Travel:
Travel sales (millions)	$884	$815	$1,687	$1,525
Travel commissions and fees/sales	9.0%	8.0%	8.4%	7.7%
Total segment assets	$83.5	$76.1	$83.5	$76.1
Segment capital (millions) (a)	$4,850	$4,547	$4,850	$4,547
Return on segment capital (b)	25.0%	49.9%	25.0%	49.9%
Return on tangible segment capital (b)	26.1%	51.9%	26.1%	51.9%
Cardmember receivables:
Total receivables	$19.8	$19.8	$19.8	$19.8
90 days past due as a % of total	4.1%	3.6%	4.1%	3.6%
Net loss ratio as a % of charge volume	0.44%	0.30%	0.39%	0.27%
Cardmember lending – owned basis (c):
Total loans	$37.9	$38.3	$37.9	$38.3
30 days past due loans as a % of total	4.1%	2.7%	4.1%	2.7%
Average loans	$38.0	$35.9	$38.9	$34.7
Net write-off rate	7.1%	3.7%	6.3%	3.7%
Net finance revenue(d)/average loans	8.3%	9.1%	8.5%	9.0%
Cardmember lending – managed basis (e):
Total loans	$64.7	$58.6	$64.7	$58.6
30 days past due loans as a % of total	3.7%	2.6%	3.7%	2.6%
Average loans	$64.2	$56.3	$64.5	$55.0
Net write-off rate	6.5%	3.7%	5.9%	3.7%
Net finance revenue(d)/average loans	8.9%	9.0%	9.2%	9.1%

(a) Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b) Return on segment capital is calculated by dividing (i) segment income ($1.1 billion and $2.3 billion for the one year periods ended June 30, 2008 and 2007, respectively) by (ii) average segment capital ($4.6 billion and $4.5 billion for the one year periods ended June 30, 2008 and 2007, respectively). Return on tangible segment capital is computed in the same manner as return on segment capital except the computation of average segment capital excludes average goodwill and other intangibles of $182 million and $171 million at June 30, 2008 and 2007, respectively.  The Company believes tangible segment capital is an important measure because it reflects the tangible segment capital deployed in the Company.

 (c) “Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(d) Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans.  The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities.  Refer to the U.S. Card Services segment for further discussion of the managed basis presentation.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $21 million for the three months ended June 30, 2008, a $559 million or 96 percent decrease from $580 million for the same period a year ago.  For the six months ended June 30, 2008, U.S. Card Services reported segment income of $544 million, a $680 million or 56 percent decrease from $1.2 billion for the same period a year ago.

Revenues net of interest expense increased $33 million or 1 percent and $391 million or 6 percent for the three and six months ended June 30, 2008, respectively, primarily due to increased discount revenue, net card fees and other, offset by lower securitization income, net.

Discount revenue, net card fees and other of $2.7 billion for the three months ended June 30, 2008, rose $101 million or 4 percent from the same period a year ago, largely due to increases in billed business volumes, higher net card fees, and greater travel revenues, partially offset by lower interest income due to the Company’s loan to Delta Air Lines, repaid in April 2007, as well as decreased other commissions and fees.  Discount revenue, net card fees and other of $5.3 billion increased $292 million or 6 percent for the six months ended June 30, 2008, primarily due to greater billed business volumes, higher net card fees, greater travel revenues and higher other commissions and fees partially offset by lower other interest income.  The 6 percent and 7 percent increase in billed business for the three and six months ended June 30, 2008, respectively, reflected 6 percent growth in basic cards-in-force for both the three and six months ended June 30, 2008. Within the U.S. consumer business, billed business grew 3 percent and 5 percent during the three and six months ended June 30, 2008, respectively, and small business volumes rose 11 percent during both the three and six months ended June 30, 2008. Cardmember lending finance revenue decreased $93 million or 8 percent to $1.1 billion for the three months ended June 30, 2008, as lower yield more than offset the 6 percent growth in average owned lending balances, reflecting the impact of reduced market interest rates on variably priced loans.  Cardmember lending finance revenue during the six months ended June 30, 2008, increased $58 million or 3 percent compared to the same period a year ago to $2.3 billion primarily due to 12 percent growth in average owned lending balances, partially offset by a lower portfolio yield due to the impact of the reduced market interest rates on variably priced loans. Cardmember lending interest expense of $305 million and $650 million for the three and six months ended June 30, 2008, respectively, decreased $58 million or 16 percent and $26 million or 4 percent as compared to a year ago, reflecting a lower cost of funds, which more than offset higher average lending balances. Charge card and other interest expense decreased $72 million or 31 percent and $133 million or 28 percent to $158 million and $346 million during the three and six months ended June 30, 2008, respectively, due to a lower cost of funds.

Securitization income, net decreased $105 million, or 32 percent and $118 million or 15 percent for the three and six months ended June 30, 2008, respectively, primarily due to lower excess spread, net, driven by increased write-offs and the $136 million charge to the fair value of the interest-only strip, which were partially offset by higher finance charges and fees due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investor certificates.

Expenses increased $47 million or 2 percent for the three months ended June 30, 2008 due to greater human resources and other operating expenses.  Expenses increased $345 million or 9 percent for the six months ended June 30, 2008, primarily due to higher marketing, promotion, rewards and cardmember services costs and greater human resources and other operating expenses.  There were no reengineering charges in the three and six months ended June 30, 2008, as compared to $(1) million and $13 million of reengineering charges for the three and six months ended June 30, 2007, primarily relating to restructuring activities in the U.S. card business.

Marketing, promotion, rewards and cardmember services expenses of $1.2 billion for the three months ended June 30, 2008, decreased $26 million or 2 percent due to lower marketing and promotion expenses, which more than offset greater rewards costs.  Marketing, promotion, rewards and cardmember services expenses of $2.4 billion for the six months ended June 30, 2008, increased $174 million or 8 percent primarily due to higher reward costs and higher marketing and promotion expenses compared to a reduced spending level in the first half of 2007.  Human resources and other operating expenses of $900 million and $1.8 billion for the three and six months ended June 30, 2008, respectively, increased $73 million or 9 percent and $171 million or 10 percent from a year ago.  The increase was primarily due to higher human resources and increased operating expenses, which included increased credit and collection costs and the pension-related gain in the year ago period as previously mentioned.

Provisions for losses of $1.5 billion and $2.4 billion for the three and six months ended June 30, 2008, respectively, increased $876 million or more than 100 percent and $1.2 billion or 96 percent due to higher write-off and delinquency rates within in the U.S. portfolio and the $600 million lending reserve addition, as well as increased loan and business volumes.

The effective tax rate was 133 percent and 25 percent for the three and six months ended June 30, 2008, respectively, and 30 percent and 34 percent for the three and six months ended June 30, 2007.  The effective tax rate in the three month period ended June 30, 2008, reflected the previously mentioned significant charges on pretax income and the benefits primarily related to the resolution of certain prior years’ tax items.   The effective tax rate for the three and six month periods ended June 30, 2007, reflected $56 million of the tax benefit from the IRS related to the treatment of the prior years’ card fee income as previously mentioned.

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

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and provisions for losses for cardmember lending.  At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain on sale is reflected in securitization income, net.  There is also an impact to provisions for losses (credit reserves are no longer recorded for the cardmember loans once sold).  Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts, in addition to changes in the fair value of the interest-only strip, are reflected in securitization income, net and fees and commissions.  The Company also recognizes cardmember lending finance revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest).  At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in provisions for losses.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs).  The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,743	$2,642	$5,348	$5,056
Securitization adjustments (a)	95	80	168	167
Managed discount revenue, net card fees and other	$2,838	$2,722	$5,516	$5,223

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,086	$1,179	$2,292	$2,234
Securitization adjustments (a)	824	724	1,727	1,481
Managed cardmember lending finance revenue	$1,910	$1,903	$4,019	$3,715

Securitization income, net:
Reported for the period (GAAP)	$227	$332	$671	$789
Securitization adjustments (a)	(227)	(332)	(671)	(789)
Managed securitization income, net	$—	$—	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$305	$363	$650	$676
Securitization adjustments (a)	184	274	404	547
Managed cardmember lending interest expense	$489	$637	$1,054	$1,223

Provisions for losses:
Reported for the period (GAAP)	$1,516	$640	$2,397	$1,221
Securitization adjustments (a)	409	177	796	382
Managed provisions for losses	$1,925	$817	$3,193	$1,603

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

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased $116 million or 4 percent and $293 million or 6 percent as compared to the same period a year ago to $2.8 billion and $5.5 billion for the three and six months ended June 30, 2008, respectively, largely due to increases in billed business volumes, higher net card fees, and greater travel revenue partially offset by lower other interest income.  Cardmember lending finance revenue for the three months ended June 30, 2008, increased slightly as the 14 percent growth in average lending balances was largely offset by a lower portfolio yield, reflecting the impact of reduced market interest rates on variably priced loans.  Cardmember lending finance revenue for the six months ended June 30, 2008, increased $304 million or 8 percent primarily due to 17 percent growth in the average lending balances partially offset by a lower portfolio yield as compared to a year ago.

Cardmember lending interest expense decreased $148 million or 23 percent and $169 million or 14 percent as compared to a year ago to $489 million and $1.1 billion for the three and six months ended June 30, 2008, respectively, due to a lower cost of funds partially offset by higher average lending balances.

Provisions for losses increased $1.1 billion or more than 100 percent and $1.6 billion or 99 percent to $1.9 billion and $3.2 billion for the three and six months ended June 30, 2008, respectively, reflecting the impact of higher write-off and delinquency rates within the U.S. portfolio and the $600 million lending reserve addition, as well as increased loan and business volumes.

International Card Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$1,043	$900	$2,035	$1,728
Cardmember lending finance revenue	433	333	848	643
Total revenues	1,476	1,233	2,883	2,371
Interest expense
Cardmember lending	158	120	305	229
Charge card and other	62	64	127	114
Revenues net of interest expense	1,256	1,049	2,451	2,028
Expenses
Marketing, promotion, rewards and cardmember services	404	293	762	574
Human resources and other operating expenses	537	453	1,028	871
Total	941	746	1,790	1,445
Provisions for losses	242	211	471	395
Pretax segment income	73	92	190	188
Income tax benefit	(42)	(25)	(58)	(31)
Segment income	$115	$117	$248	$219

International Card Services

Selected Statistical Information

	Three Months Ended June 30,		Six Months Ended June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Card billed business	$28.3	$23.6	$54.4	$45.1
Total cards-in-force (millions)	16.3	15.7	16.3	15.7
Basic cards-in-force (millions)	11.5	11.2	11.5	11.2
Average basic cardmember spending (dollars)	$2,476	$2,123	$4,787	$4,049

International Consumer Travel:
Travel sales (millions)	$369	$279	$667	$520
Travel commissions and fees/sales	8.1%	8.6%	8.2%	8.5%
Total segment assets	$22.7	$19.7	$22.7	$19.7
Segment capital (millions) (a)	$2,179	$1,892	$2,179	$1,892
Return on segment capital (b)	15.8	22.8%	15.8%	22.8%
Return on tangible segment capital (b)	21.5%	32.2%	21.5%	32.2%

Cardmember receivables:
Total receivables	$6.6	$5.9	$6.6	$5.9
90 days past due as a % of total	2.4%	2.0%	2.4%	2.0%
Net loss ratio as a % of charge volume	0.22%	0.28%	0.21%	0.29%
Cardmember lending:
Total loans	$11.8	$10.0	$11.8	$10.0
30 days past due loans as a % of total	3.1%	2.9%	3.1%	2.9%
Average loans	$11.6	$9.7	$11.4	$9.6
Net write-off rate	5.2%	6.0%	5.2%	5.8%
Net finance revenue(c)/average loans	9.5%	8.9%	9.6%	8.8%

(a)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)   Return on segment capital is calculated by dividing (i) segment income ($321 million and $423 million for the one year periods ended June 30, 2008 and 2007, respectively) by (ii) average segment capital ($2.0 billion and $1.9 billion for the one year periods ended June 30, 2008 and 2007, respectively). Return on tangible segment capital is computed in the same manner as return on segment capital except the computation of average segment capital excludes average goodwill and other intangibles of $538 million and $541 million at June 30, 2008 and 2007, respectively.  The Company believes tangible segment capital is an important measure because it reflects the tangible segment capital deployed in the Company.

(c)   Net finance revenue, which represents cardmember lending finance revenue less cardmember lending interest expense, is computed on an annualized basis.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

International Card Services reported segment income of $115 million for the three months ended June 30, 2008, a $2 million or 2 percent decrease from $117 million for the same period a year ago.  For the six months ended June 30, 2008, International Card Services reported segment income of $248 million, a $29 million or 13 percent increase from $219 million for the same period a year ago.

Revenues net of interest expense increased $207 million or 20 percent and $423 million or 21 percent for the three and six months ended June 30, 2008, respectively, to $1.3 billion and $2.5 billion due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.0 billion and $2.0 billion for the three and six months ended June 30, 2008, respectively, rose $143 million or 16 percent and $307 million or 18 percent as compared to a year ago, driven primarily by the higher level of card spending, increased net card fees, greater other revenues and higher other commissions and fees. The 20 percent and 21 percent increase in billed business for the three and six months ended June 30, 2008, respectively, reflected a 17 percent and an 18 percent increase in average spending per proprietary basic card, and a 4 percent increase in total cards-in-force for both the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008, adjusting for the impacts of foreign exchange translation, billed business increased 10 percent and 9 percent, respectively, and average spending per proprietary basic cards-in-force increased 7 percent for both periods. Volume growth within the major geographic regions ranged from the high single-digits to the low double-digits.

Cardmember lending finance revenue of $433 million and $848 million for the three and six months ended June 30, 2008, respectively, rose $100 million or 30 percent and $205 million or 32 percent as compared to the same periods a year ago, primarily due to 20 percent and 19 percent growth in average lending balances and a higher portfolio yield. Cardmember lending interest expense increased $38 million or 32 percent and $76 million or 33 percent for the three and six months ended June 30, 2008, due to higher loan balances and an increased cost of funds.  Charge card and other interest expense decreased $2 million or 3 percent to $62 million for the three months ended June 30, 2008, reflecting lower other receivable balance partially offset by a greater level of cardmember receivables.  For the six months ended June 30, 2008, charge card and other interest expense increased $13 million or 11 percent to $127 million reflecting higher debt funding levels in support of growth in receivable balances and higher cost of funds.

Expenses of $941 million and $1.8 billion increased $195 million or 26 percent and $345 million or 24 percent for the three and six months ended June 30, 2008, respectively, due to higher marketing, promotion, rewards and cardmember services costs and increased human resources and other operating expenses.  There were no reengineering costs for the six months ended June 30, 2008, as compared to $7 million of reengineering costs for the six months ended June 30, 2007, relating primarily to restructuring activities in the international payments business.

Marketing, promotion, rewards and cardmember services expenses of $404 million and $762 million for the three and six months ended June 30, 2008, respectively, increased $111 million or 38 percent and $188 million or 33 percent as compared to the same period a year ago, reflecting greater marketing and promotion expenses, higher volume-related rewards costs and an increase in the ultimate redemption rate assumption for the international Membership Rewards program.  Human resources and other operating expenses increased $84 million or 19 percent and $157 million or 18 percent to $537 million and $1.0 billion for the three and six months ended June 30, 2008, respectively, primarily due to higher level of employees, greater professional services expense and higher occupancy and equipment expense.

Provisions for losses of $242 million and $471 million increased $31 million or 15 percent and $76 million or 19 percent for the three and six months ended June 30, 2008, respectively, primarily driven by loan and business volume growth, partially offset by lower write-off rates.

The effective tax rate was (58) percent and (31) percent for the three and six months ended June 30, 2008, respectively.  The effective tax rate was (27) percent and (16) percent for the three and six months ended June 30, 2007.  As indicated in prior quarters, this reflected an overall tax benefit that will likely continue going forward since the Company’s internal tax allocation process provided International Card Services with the consolidated benefit related to its ongoing funding activities outside the United States.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$1,425	$1,210	$2,675	$2,308
Interest expense
Charge card and other	117	127	223	231
Revenues net of interest expense	1,308	1,083	2,452	2,077
Expenses
Marketing, promotion, rewards and cardmember services	99	83	185	166
Human resources and other operating expenses	843	746	1,621	1,432
Total	942	829	1,806	1,598
Provisions for losses	40	36	102	66
Pretax segment income	326	218	544	413
Income tax provision	99	56	166	122
Segment income	$227	$162	$378	$291

Global Commercial Services

Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Card billed business	$35.4	$31.0	$68.2	$60.0
Total cards-in-force (millions)	7.0	6.8	7.0	6.8
Basic cards-in-force (millions)	7.0	6.8	7.0	6.8
Average basic cardmember spending (dollars)	$5,083	$4,583	$9,858	$8,928

Global Corporate Travel:
Travel sales	$6.2	$5.3	$11.6	$10.1
Travel commissions and fees/sales	7.5%	7.5%	7.4%	7.5%
Total segment assets	$25.8	$21.7	$25.8	$21.7
Segment capital (millions) (a)	$3,280	$2,085	$3,280	$2,085
Return on segment capital (b)	23.6%	25.3%	23.6%	25.3%
Return on tangible segment capital (b)	46.7%	42.2%	46.7%	42.2%
Cardmember receivables:
Total receivables	$13.4	$12.2	$13.4	$12.2
90 days past due as a % of total	1.6%	1.6%	1.6%	1.6%
Net loss ratio as a % of charge volume	0.10%	0.10%	0.11%	0.10%

(a)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)   Return on segment capital is calculated by dividing (i) segment income ($623 million and $513 million for the one year periods ended June 30, 2008 and 2007, respectively) by (ii) average segment capital ($2.6 billion and $2.0 billion for the one year periods ended June 30, 2008 and 2007, respectively). Return on tangible segment capital is computed in the same manner as return on segment capital except the computation of average segment capital excludes average goodwill and other intangibles of $1.3 billion and $809 million at June 30, 2008 and 2007, respectively.  The Company believes tangible segment capital is an important measure because it reflects the tangible segment capital deployed in the Company.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Global Commercial Services reported segment income of $227 million for the three months ended June 30, 2008, a $65 million or 40 percent increase from $162 million for the same period a year ago. For the six months ended June 30, 2008, Global Commercial Services reported segment income of $378 million, a $87 million or 30 percent increase from the same period a year ago.

Revenues net of interest expense increased $225 million or 21 percent and $375 million or 18 percent for the three and six months ended June 30, 2008, respectively, to $1.3 billion and $2.5 billion due to increased discount revenue, net card fees and other.

Discount revenue, net card fees and other revenues of $1.4 billion and $2.7 billion for the three and six months ended June 30, 2008, respectively, rose $215 million or 18 percent and $367 million or 16 percent for the same period compared to a year ago, driven primarily by higher card spending, greater travel revenues, and higher other revenues.  The 14 percent increase in billed business for both the three and six months ended June 30, 2008, reflected an 11 percent and 10 percent increase in average spending per proprietary basic card for the three and six months ended June 30, 2008, respectively, and a 3 percent increase in total cards-in-force for both the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008, adjusting for the impacts of foreign exchange translation, billed business increased 10 percent for both periods, and average spending per proprietary basic card-in-force increased 7 percent and 6 percent, respectively. Volume growth of 8 percent within the U.S. compared to growth within the Company’s other major geographic regions ranged from low double-digits to high double-digits for both the three and six months ended June 30, 2008.

Charge card and other interest expense decreased $10 million or 8 percent and $8 million or 3 percent to $117 million and $ 223 million for the three and six months ended June 30, 2008, respectively, due to a lower cost of funds, primarily within the U.S., which more than offset a larger receivable balance and the cost of funding the CPS acquisition.

Expenses of $942 million and $1.8 billion increased $113 million or 14 percent and $208 million or 13 percent for the three and six months ended June 30, 2008, respectively, primarily due to higher human resources and other operating expenses.  Expenses for the three months ended June 30, 2008 and 2007, included $4 million and $7 million, respectively, of reengineering costs. Expenses for the six months ended June 30, 2008 and 2007, included $1 million and $11 million respectively, of reengineering costs, relating primarily to ongoing restructuring activities in the corporate travel business in both periods.

Human resources and other operating expenses increased $97 million or 13 percent and $189 million or 13 percent to $843 million and $1.6 billion for the three and six months ended June 30, 2008, respectively, due to higher other operating expenses and greater human resources expenses and increased professional services expense as well as the pension-related gain in the first quarter of 2007.

Marketing, promotions, rewards and cardmember services expenses increased $16 million or 19 percent and $19 million or 11 percent to $99 million and $185 million for the three and six months ended June 30, 2008, respectively, due to higher volume-related rewards costs.

Provisions for losses increased $4 million or 11 percent to $40 million for the three months ended June 30, 2008, reflecting increased travel related provisions.  For the six months ended June 30, 2008, provisions for losses increased $36 million or 55 percent to $102 million due to higher loss and delinquency rates and greater business volumes.

The effective tax rate was 30 percent and 31 percent for the three and six months ended June 30, 2008, respectively. The effective tax rate was 26 percent and 30 percent for the three and six months ended June 30, 2007.  The effective tax rate for the three and six months ended June 30, 2008, reflected the tax benefit related to the resolution of certain prior years’ tax items.  The effective tax rate for the three and six months ended June 30, 2007, reflected $9 million of the tax benefit related to the treatment of prior year card fee income.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2008	2007	2008	2007
Revenues
Discount revenue, fees and other	$1,026	$887	$1,968	$1,687
Interest expense
Cardmember lending	(25)	(31)	(51)	(59)
Other	(32)	(48)	(67)	(97)
Revenues net of interest expense	1,083	966	2,086	1,843
Expenses
Marketing and promotion	149	150	285	279
Human resources and other operating expenses	422	389	917	782
Total	571	539	1,202	1,061
Provisions for losses	57	9	94	(10)
Pretax segment income	455	418	790	792
Income tax provision	156	152	268	290
Segment income	$299	$266	$522	$502

Global Network & Merchant Services

Selected Statistical Information

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Billions, except percentages and where indicated)	2008	2007	2008	2007
Global Card billed business(a)	$180.9	$161.1	$347.3	$307.3
Global Network & Merchant Services:
Total segment assets	$7.2	$4.3	$7.2	$4.3
Segment capital (millions) (b)	$1,378	$1,071	$1,378	$1,071
Return on segment capital (c)	88.1%	78.0%	88.1%	78.0%
Return on tangible segment capital (c)	90.7%	81.2%	90.7%	81.2%
Global Network Services:
Card billed business	$17.5	$12.3	$33.2	$22.8
Total cards-in-force (millions)	22.6	17.6	22.6	17.6

(a)   Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c)   Return on segment capital is calculated by dividing (i) segment income ($1.0 billion and $915 million for the one year periods ended June 30, 2008 and 2007, respectively) by (ii) average segment capital ($1.2 billion for both one year periods ended June 30, 2008 and 2007). Return on tangible segment capital is computed in the same manner as return on segment capital except the computation of average segment capital excludes average goodwill and other intangibles of $34 million and $46 million at June 30, 2008 and 2007, respectively.  The Company believes tangible segment capital is an important measure because it reflects the tangible segment capital deployed in the Company.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Global Network & Merchant Services reported segment income of $299 million for the three months ended June 30, 2008, a $33 million or 12 percent increase from $266 million for the same period a year ago.  For the six months ended June 30, 2008, Global Network & Merchant Services reported segment income of $522 million, a $20 million or 4 percent increase from the same period a year ago.

Revenues net of interest expense grew $117 million or 12 percent and $243 million or 13 percent for the three and six months ended June 30, 2008, respectively, to $1.1 billion and $2.1 billion due to increased discount revenue, fees and other revenues and a reduced interest expense credit due to a lower effective cost of funds on charge card-related internal transfer pricing and a lower rate-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related revenues, primarily from the 12 percent and 13 percent increase for the three and six months ended June 30, 2008, respectively, in global card billed business, as well as higher global network services-related revenues.

Expenses increased $32 million or 6 percent and $141 million or 13 percent for the three and six months ended June 30, 2008, respectively, to $571 million and $1.2 billion primarily reflecting an increase in human resources and other operating expenses.

Marketing and promotion expenses of $149 million for the three months ended June 30, 2008, decreased $1 million or 1 percent reflecting lower brand-related expenses.  For the six months ended June 30, 2008,  marketing and promotion expenses of $285 million increased 6 million or 2 percent as compared to the same period a year ago, reflecting higher partner-related advertising costs. Human resources and other operating expenses of $422 million and $917 billion for the three and six months ended June 30, 2008, respectively, increased $33 million or 8 percent and $135 million or 17 percent, primarily due to greater human resources expense which reflected an expansion of the merchant sales force, as well as other higher volume-related expenses, offset by lower litigation-related expenses.

Provisions for losses of $57 million and $94 million for the three and six months ended June 30, 2008,  respectively, increased $48 million and $104 million, reflecting an increase in merchant-related reserves due to the generally weaker U.S. economic conditions.  The increase in the merchant-related reserves relates to a higher estimated fair value of guarantees provided to protect cardmembers against billing disputes, primarily for the non-delivery of goods and services.  The six months ended June 30, 2007, reflected a Delta Air Lines-related provision benefit as it had recently emerged from bankruptcy.

The effective tax rate was 34 percent for both the three and six month periods ended June 30, 2008.  The effective tax rate was 36 percent and 37 percent for the three and six months ended June 30, 2007, respectively.

Corporate & Other

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Corporate & Other had net expense of $7 million and $63 million for the three and six months ended June 30, 2008, respectively, compared with net expense of $85 million and $101 million for the same period a year ago.  The expense for the three months ended June 30, 2008, reflected the recognition of $43 million after-tax income from the Visa litigation settlement, and $9 million of tax benefits related to the resolution of certain prior years’ tax items.

The expense for the six months ended June 30, 2008, reflected a $72 million after-tax loss related to mark-to-market adjustments and sales within the AEIDC investment portfolio, the recognition of $86 million after-tax income from the Visa litigation settlement, and a $19 million after-tax charge (including $5 million of reengineering costs noted below) primarily relating to certain on-going AEB operations retained by the

Company in the first quarter of 2008.  Net expenses for the six months ended June 30, 2008 and 2007, included $11 million and $4 million after-tax of reengineering costs, respectively.

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

Forward-Looking Statements

This release includes forward-looking statements, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new Cardmembers, reduce Cardmember attrition, capture a greater share of existing Cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on the economic environment, including, among things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, and on the effectiveness of the Company’s credit models; the impact of the Company’s efforts to deal with delinquent Cardmembers in the current challenging economic environment, which may affect payment patterns of Cardmembers, the Company’s near-term write-off rates, including during the remainder of 2008, and the volumes of the Company’s loan balances in 2008; the write-off and delinquency rates in the medium- to long-term of Cardmembers added by the Company during the past few years; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the actual amount to be spent by the Company on marketing, promotion, rewards and Cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders, over time, which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater Cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s recent settlements with MasterCard and VISA; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the underlying assumptions and expectations related to the February 2008 sale of the American Express Bank Ltd. businesses and the transaction’s impact on the Company’s earnings proving to be inaccurate or unrealized; the success, timeliness and financial impact (including costs, cost savings and other benefits including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the proposed Delta Airlines / Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of regulations to be proposed by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which is scheduled to expire at the end of 2008 and could increase the Company’s effective tax rate and have an adverse impact on net income; accounting changes; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, and its other reports filed with the SEC.

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

Corporate Matters

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. Visa USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit sought unspecified monetary damages against Visa, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States.  The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from Visa and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws.  Since the date that the action was filed through September 30, 2007, TRS had voluntarily dismissed its claims against the following bank defendants:  Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank.  On November 7, 2007, the Company announced that it had entered into an agreement with Visa Inc., Visa USA and Visa International to drop Visa as a defendant in the lawsuit.  Under the terms of the settlement agreement, American Express also agreed to voluntarily dismiss its claims against the following individual banks and financial institutions:  Capital One F.S.B., Capital One Bank, Capital One Financial Corp., Chase Bank USA, N.A., JPMorgan Chase & Co., New American Capital, Inc., Washington Mutual Bank, U.S. Bank, N.A., U.S. Bancorp, Wells Fargo & Co. and Wells Fargo Bank, N.A., as well as any other Visa member bank.  In addition, under the terms of the agreement, Visa has agreed to pay a maximum amount of $2.25 billion to the Company, consisting of (i) $1.13 billion, which was paid to the Company in the first quarter of 2008 and (ii) 16 additional quarterly payments of up to $70 million per quarter commencing with quarter ending March 31, 2008.  The quarterly payments are subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business.  As a result of the settlement with Visa and the various individual bank defendants, MasterCard was the sole remaining defendant in the lawsuit.  On June 24, 2008, the Company entered into an agreement with MasterCard International, Inc. and MasterCard Incorporated to drop all claims against MasterCard. Under the terms of the agreement MasterCard has agreed to pay a maximum amount of $1.8 billion to the Company, consisting of twelve quarterly payments of up to $150 million per quarter commencing with the quarter ending September 30, 2008.  The quarterly payments to be made by MasterCard are also subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business.  The Company has no remaining claims against any defendants and has dismissed its suit.

In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al.  was filed in the U.S. District Court for the Southern District of New York. The plaintiff alleges that when the American Express Retirement Plan (the “AXP Plan”) was amended effective July 1, 1995, to convert from a final average pay formula to a “cash balance” formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended (“ERISA”), in at least the following ways: (i) the AXP Plan violated ERISA’s prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA’s prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA’s present value calculation rules. The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula. The plaintiff also seeks pre- and post-judgment interest and attorneys fees and expenses. The Company has filed a motion with the Court seeking to dismiss the complaint.  In July 2008 the U.S. Court of Appeals for the Second Circuit issued a decision in a case not involving American Express, captioned Hirt v. Equitable Retirement Plan for Employees, Managers and Agents, finding that cash balance plans do not discriminate based on age.  The Company intends to rely on the Second Circuit’s decision in the Hirt case in its request that the Court dismiss the Kritzman case.

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants.  The case captioned as City of Tallahassee Retirement System v. Akerson et al. alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to in American Express Bank Limited’s (“AEBL”) and TRS’s anti-money laundering programs. The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges.” The complaint seeks monetary damages on behalf of the Company.

U.S. Card Services and Global Merchant Services Matters

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS.  In a case management order dated April 8, 2008, the Court defined two classes as follows:  (1) all persons who obtained American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008, and (2) all persons who obtained American Express charge cards governed by New York law with billing addresses in states other than California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008.  The Court denied the plaintiff’s motion to certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law.  Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive.  American Express denies the allegations.  American Express filed a motion for summary judgment asking that the case be dismissed as a matter of law.  The summary judgment motion was partially granted in July 2008 when the Court dismissed certain claims against American Express including claims for punitive damages.  Certain other claims survived summary judgment.  A trial on the remaining claims is now scheduled for November 2008.  In addition, a matter making related allegations to those raised in the Hoffman case is pending in the U.S. District Court for the Eastern District of New York.  That matter, captioned Environment Law Enforcement Systems v. American Express et al., has effectively been stayed pending the proceedings in the Hoffman action.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey.  The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5%” cash rebates with the Blue Cash card.  The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.”  On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.”  The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate.  In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff has filed a Notice of Appeal of that decision with the U.S. Court of Appeals for the Third Circuit.  The appeal has been fully briefed and argument is expected in the second half of 2008.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws.  The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company.  The plaintiff in each action seeks damages and injunctive relief.  The plaintiffs filed each action as “related” to the case captioned as In re Payment Interchange Fee and Merchant Discount Antitrust Litigation (Docket No. MD 05-1720), which was filed in the Eastern District of New York against Visa, MasterCard, and certain others in 2005 (the "Interchange Litigation”).  American Express is not a party to the Interchange Litigation.  The federal magistrate assigned to the Interchange litigation issued an order directing the five plaintiffs in the actions filed against American Express to “show cause” why he should not direct the clerk to reassign each such action to a randomly selected presiding district judge and to a randomly selected magistrate judge for purposes of pretrial supervision.  American Express’ time to respond to the suits has been stayed pending the decision of the magistrate judge on the order to show cause.

International Matters

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial is scheduled to commence after the conclusion of the trial in the matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003), which has been previously disclosed by the Company and is scheduled to go to trial in September 2008.

In September 2006, American Express Travel Related Services Company, Inc. (“TRS”) received a Request for Arbitration that was filed in the London Court of International Arbitration (“LCIA”) by Mawarid Investments Limited (“Mawarid”), the Company’s partner in the joint venture it operates in the Middle East/North Africa, Amex (Middle East) E.C. (“AEME”).   Mawarid alleged breach of fiduciary and/or contractual duties with regard to four claims:  (i) TRS’s having required AEME to discontinue certain types of assessments, (ii) an alleged breach of AEME’s exclusivity rights, (iii) the amount of revenue to which AEME was entitled based on billed business generated at airlines located in the AEME region and (iv) delay in the launch of a local currency Card in Egypt.  The action seeks unspecified amounts of lost dividends and other damages related to such claims, as well as attorneys’ fees and other costs and interest.  An arbitration panel held hearings on the matters in dispute in early 2008.  In a partial award announced in May 2008, the LCIA dismissed the claims described in clauses (i), (ii) and (iv) above that Mawarid brought against TRS.  With regard to the claim described in clause (iii) above, the LCIA agreed with the formula put forward by TRS to determine the amount of revenue to which AEME was entitled based on billed business generated at airlines located in the AEME region and directed the parties to agree on whether an audit should be required to determine whether AEME was underpaid or overpaid for the years in question based on such formula.  TRS believes that amounts owed by it, if any, under the formula mandated by the LCIA will not be material.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)  ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2008.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

April 1-30, 2008
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	79,110	$46.12	N/A	N/A

May 1-31, 2008
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	7,556	$46.68	N/A	N/A

June 1-30, 2008
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	8,925	$45.60	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	95,591	$46.12	N/A

(1)         At June 30, 2008, there are approximately 100 million shares of common stock remaining under Board authorization.  Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization.  Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

For information relating to the matter voted upon at the Company’s annual meeting of shareholders held on April 28, 2008, see the information set forth under the caption “Item 4. Submission of Matters to a Vote of Security Holders” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008, which is incorporated herein by reference.

ITEM 6.   EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: July 31, 2008	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: July 31, 2008	By	/s/ Joan C. Amble
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

3.3

Company’s Certificate of Amendment of the Certificate of Incorporation, filed with the New York Department of State on April 29, 2008 (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

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