Form 10-Q
period 2008-09-30
AMERICAN EXPRESS CO
filed 2008-10-31
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes	☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2008
Common Shares (par value $.20 per share)	1,159,892,263 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)
(Unaudited)

	Three Months Ended
	September 30,
	2008	2007
Revenues
Discount revenue	$3,848	$3,659
Net card fees	577	522
Travel commissions and fees	499	484
Other commissions and fees	573	644
Securitization income, net	200	392
Other	551	443
Total	6,248	6,144
Interest income
Cardmember lending finance revenue	1,521	1,581
Other	238	239
Total	1,759	1,820
Total revenues	8,007	7,964
Interest expense
Cardmember lending	346	444
Charge card and other	497	564
Total	843	1,008
Revenues net of interest expense	7,164	6,956

Expenses
Marketing, promotion, rewards and cardmember services	1,929	1,810
Human resources	1,465	1,366
Professional services	608	539
Occupancy and equipment	398	374
Communications	118	118
Other, net	200	339
Total	4,718	4,546
Provisions for losses
Charge card	351	279
Cardmember lending	958	579
Other	59	47
Total	1,368	905
Pretax income from continuing operations	1,078	1,505
Income tax provision	217	383
Income from continuing operations	861	1,122
Loss from discontinued operations, net of tax	(46)	(55)
Net income	$815	$1,067

Earnings per Common Share — Basic:
Income from continuing operations	$0.75	$0.96
Loss from discontinued operations	(0.04)	(0.05)
Net income	$0.71	$0.91

Earnings per Common Share — Diluted:
Income from continuing operations	$0.74	$0.94
Loss from discontinued operations	(0.04)	(0.04)
Net income	$0.70	$0.90

Average common shares outstanding for earnings per common share:
Basic	1,154	1,170
Diluted	1,158	1,192

Cash dividends declared per common share	$0.18	$0.15

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Revenues
Discount revenue	$11,557	$10,684
Net card fees	1,720	1,506
Travel commissions and fees	1,566	1,412
Other commissions and fees	1,785	1,767
Securitization income, net	871	1,181
Other	1,588	1,256
Total	19,087	17,806
Interest income
Cardmember lending finance revenue	4,667	4,463
Other	723	756
Total	5,390	5,219
Total revenues	24,477	23,025
Interest expense
Cardmember lending	1,127	1,260
Charge card and other	1,491	1,530
Total	2,618	2,790
Revenues net of interest expense	21,859	20,235

Expenses
Marketing, promotion, rewards and cardmember services	5,609	5,098
Human resources	4,430	4,001
Professional services	1,764	1,634
Occupancy and equipment	1,185	1,054
Communications	348	342
Other, net	770	979
Total	14,106	13,108
Provisions for losses
Charge card	937	721
Cardmember lending	3,304	1,791
Other	199	79
Total	4,440	2,591
Pretax income from continuing operations	3,313	4,536
Income tax provision	748	1,268
Income from continuing operations	2,565	3,268
Loss from discontinued operations, net of tax	(106)	(87)
Net income	$2,459	$3,181

Earnings per Common Share — Basic:
Income from continuing operations	$2.22	$2.77
Loss from discontinued operations	(0.09)	(0.07)
Net income	$2.13	$2.70

Earnings per Common Share — Diluted:
Income from continuing operations	$2.21	$2.72
Loss from discontinued operations	(0.09)	(0.07)
Net income	$2.12	$2.65

Average common shares outstanding for earnings per common share:
Basic	1,154	1,179
Diluted	1,161	1,202

Cash dividends declared per common share	$0.54	$0.45

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Cash and cash equivalents	$15,556	$8,878
Accounts receivable
Cardmember receivables, less reserves: 2008, $1,134; 2007, $1,149	36,461	38,923
Other receivables, less reserves: 2008, $50; 2007, $36	4,246	3,060
Investments	13,277	13,214
Loans
Cardmember lending, less reserves: 2008, $2,640; 2007, $1,831	43,181	52,674
Other, less reserves: 2008, $44; 2007, $45	890	762
Land, buildings and equipment – at cost, less accumulated depreciation: 2008, $3,756; 2007, $3,453	2,839	2,692
Other assets	10,098	7,349
Assets of discontinued operations	670	22,278
Total assets	$127,218	$149,830

Liabilities and Shareholders’ Equity
Customers’ deposits	$11,866	$15,397
Travelers Cheques outstanding	6,501	7,197
Accounts payable	9,639	7,674
Short-term debt	13,902	17,762
Long-term debt	57,797	55,285
Other liabilities	14,374	13,959
Liabilities of discontinued operations	620	21,527
Total liabilities	114,699	138,801

Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,160 million shares in 2008 and 1,158 million shares in 2007	232	232
Additional paid-in capital	10,459	10,164
Retained earnings	2,694	1,075
Accumulated other comprehensive (loss) income, net of tax:
Net unrealized securities (losses) gains	(322)	12
Net unrealized derivatives losses	(39)	(71)
Foreign currency translation adjustments	(391)	(255)
Net unrealized pension and other postretirement benefit costs	(114)	(128)
Total accumulated other comprehensive loss	(866)	(442)
Total shareholders’ equity	12,519	11,029
Total liabilities and shareholders’ equity	$127,218	$149,830

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows from Operating Activities
Net income	$2,459	$3,181
Loss from discontinued operations, net of tax	106	87
Income from continuing operations	2,565	3,268
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	4,828	2,955
Depreciation and amortization	538	482
Deferred taxes, acquisition costs and other	(363)	(677)
Stock-based compensation	177	214
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	299	303
Other operating assets	(162)	(458)
Accounts payable and other liabilities	1,669	2,414
Travelers Cheques outstanding	(703)	(236)
Net cash used in operating activities attributable to discontinued operations	(88)	(303)
Net cash provided by operating activities	8,760	7,962
Cash Flows from Investing Activities
Sale of investments	1,919	2,680
Maturity and redemption of investments	7,062	3,349
Purchase of investments	(9,591)	(5,972)
Net decrease (increase) in cardmember loans/receivables	662	(11,395)
Proceeds from cardmember loan securitizations	9,619	4,790
Maturities of cardmember loan securitizations	(4,670)	(3,500)
Purchase of land, buildings and equipment	(633)	(657)
Sale of land, buildings and equipment	15	19
(Acquisitions) dispositions, net of cash acquired/sold	(4,617)	(124)
Net cash provided by (used in) investing activities attributable to discontinued operations	2,605	(168)
Net cash provided by (used in) investing activities	2,371	(10,978)
Cash Flows from Financing Activities
Net change in customers’ deposits	(3,230)	(2,952)
Net (decrease) increase in debt with maturities of three months or less	(1,869)	2,238
Issuance of debt	20,603	20,805
Principal payments on debt	(19,324)	(12,187)
Issuance of American Express common shares and other	180	722
Repurchase of American Express common shares	(219)	(2,787)
Dividends paid	(627)	(536)
Net cash (used in) provided by financing activities attributable to discontinued operations	(6,079)	1,013
Net cash (used in) provided by financing activities	(10,565)	6,316
Effect of exchange rate changes on cash	64	78
Net increase in cash and cash equivalents	630	3,378
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2008, $6,390; 2007, $4,445	15,268	8,246
Cash and cash equivalents at end of period includes cash of discontinued operations: 2008, $342; 2007, $4,661	$15,898	$11,624

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

Certain reclassifications of prior period amounts related to discontinued operations as further discussed below have been made to conform to the current presentation.

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

Visa and MasterCard Settlements

On November 7, 2007 and June 25, 2008, as previously disclosed, the Company announced that it had reached settlement agreements with Visa Inc., Visa USA, and Visa International (collectively Visa), and MasterCard International, Inc. (MasterCard), respectively.

Under the terms of the settlement agreements, the Company will receive aggregate maximum payments of $2.25 billion and $1.8 billion from Visa and MasterCard, respectively, for an aggregate maximum total of $4.05 billion.

The settlement with Visa is comprised of an initial payment of $1.13 billion ($700 million after-tax) that was recorded as a gain in the fourth quarter of 2007 and received in March 2008.  The remaining payments are payable in quarterly installments of up to $70 million ($43 million after-tax) beginning in the first quarter of 2008 through the fourth quarter of 2011.  The MasterCard settlement is comprised of quarterly installment payments of up to $150 million ($93 million after-tax) beginning in the third quarter of 2008 through the second quarter of 2011.  The Visa and MasterCard quarterly payments are subject to the Company achieving certain quarterly performance criteria within the U.S. Global Network Services business.  The Company recognized $70 million from Visa in each of the first three quarters of 2008 and $150 million from MasterCard in the third quarter of 2008 because the quarterly performance criteria were achieved. These payments are included in other, net expenses within continuing operations in the Consolidated Statements of Income and within the Corporate & Other segment.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

 American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation. Accordingly, for all the periods presented, AEIDC’s operating results, assets and liabilities, and cash flows have been removed from the Company’s Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto. The net asset value of AEIDC at September 30, 2008 and December 31, 2007, was $50 million and $232 million, respectively.

The Company recognized $68 million and $192 million in net unrealized mark-to-market losses during the three and nine months ended September 30, 2008, respectively, as well as a net realized loss of $1 million and a net realized gain of $14 million, respectively, related to the AEIDC trading investment portfolio.  The changes in the market value of AEIDC’s investment portfolio will be reported under the discontinued operations caption within the Consolidated Statements of Income until the sale of AEIDC, which will occur no later than the third quarter of 2009.

Acquisitions

Corporate Payment Services

On March 28, 2008, the Company purchased Corporate Payment Services (CPS), General Electric Company’s commercial card and corporate purchasing business unit.  The total cash consideration of $2.3 billion paid by the Company consisted of the contractual purchase price of approximately $1.1 billion plus the repayment of CPS’ $1.2 billion in outstanding debt as of the acquisition date.

The component businesses of CPS are reported within the Global Commercial Services (GCS) and the U.S. Card Services (USCS) operating segments.  The following table summarizes the approximate assets acquired and liabilities assumed by segment as of March 31, 2008:

(Millions)	GCS	USCS	Total
Other receivables	$1,203	$—	$1,203
Other loans	—	108	108
Definite-lived intangibles	208	22	230
Goodwill	796	—	796
Land, buildings and equipment	25	—	25
Other assets	6	—	6
Total assets	2,238	130	2,368
Total liabilities	94	2	96
Net assets	$2,144	$128	$2,272

The assets and liabilities that are directly attributable to the respective CPS businesses (including acquired intangible assets) have been allocated to the corresponding operating segments.  The remaining assets, primarily goodwill, are reflected in the GCS segment at September 30, 2008.  The final allocation of these assets to the appropriate operating segments will be completed in a subsequent quarter.  Further, the values of acquired intangible assets presented above are based on preliminary

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

valuations that will be completed in a subsequent quarter and adjusted to reflect the final valuations. As those customers who ultimately opt to convert to American Express migrate to the Company’s products over the coming quarters, the associated receivables will be reflected in the cardmember receivables and cardmember lending lines on the Consolidated Balance Sheet.

The acquisition of CPS did not have a significant impact on the Company’s results of operations for the three and nine months ended September 30, 2008.

Recently Issued Accounting Standards

Effective January 1, 2008, the Company partially adopted the Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157).  SFAS No. 157 applies broadly to financial and non-financial assets and liabilities reported or disclosed at fair value under existing authoritative accounting pronouncements.  FASB Staff Position (FSP) FAS 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), delays the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the Company’s financial statements on a recurring basis (at least annually), until its fiscal year beginning after November 15, 2008, including interim periods within that fiscal year (January 1, 2009 for the Company).  In accordance with FSP FAS 157-2, the Company has partially adopted SFAS No. 157 and has not applied the provisions of SFAS No. 157 to its non-financial assets that are not measured at fair value on a recurring basis. On January 1, 2009, the adoption of SFAS No. 157 for its non-financial assets is not expected to have a significant impact on the Company’s financial position or results of operations.

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

On October 10, 2008, the FASB issued FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS No. 157.  FSP FAS 157-3 clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that asset is not active.  FSP FAS 157-3 is effective, and was adopted by the Company as of September 30, 2008. The adoption did not have a significant impact on the Company’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by the Company in measuring the fair value of its financial assets.  Refer to Note 7, which provides further details on the Company’s adoption of SFAS No. 157 and related pronouncements.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

The following accounting standards as disclosed in the Company’s Annual Report on Form10-K for the year ended December 31, 2007, which are effective for the Company beginning January 1, 2009, are currently being evaluated for possible impact to the Company upon adoption:

•                  SFAS No. 141, (revised 2007), “Business Combination”;

•                  SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”; and

•       Emerging Issues Task Force (EITF) Issue No. 07-1, “Accounting for Collaborative Arrangements”.

   During 2008, the FASB has issued the following accounting standards, which are effective for the Company beginning January 1, 2009:

•                  SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133” (SFAS No. 161), amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133), requiring enhanced disclosures about the Company’s derivative and hedging activities. Under SFAS No. 161, the Company is required to provide disclosures about (a) how and why it uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect the Company’s financial position, results of operations, and cash flows.  SFAS No. 161 is effective prospectively, and applies to derivative instruments existing at the reporting date, with comparative disclosures of earlier periods encouraged upon initial adoption. The Company is currently evaluating the impact of this accounting standard.

•                  FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP FAS 142-3), removes the requirement within SFAS No. 142 “Goodwill and Other Intangible Assets” for an entity to consider, when determining the useful life of a recognized intangible asset, whether an intangible asset can be renewed without substantial cost or material modifications to the existing terms and conditions.  FSP FAS 142-3 requires an entity to consider its own historical experience in developing renewal or extension assumptions.  In the absence of entity specific experience, FSP FAS 142-3 requires an entity to consider assumptions that a marketplace participant would use about renewal or extension that are consistent with the highest and best use of the asset by a marketplace participant.  FSP FAS 142-3 is effective prospectively for all intangible assets acquired after its effective date, with additional disclosures required for all recognized intangible assets as of the effective date. The Company is currently evaluating the impact of this accounting standard.

•                  The FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (FSP EITF 03-6-1), which is effective for the Company beginning January 1, 2009.  FSP EITF 03-6-1 states that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (i.e., Restricted Stock Awards) whether paid or unpaid, are participating securities and should be included in the computation of basic and diluted earnings per share pursuant to the two-class method.  FSP EITF 03-6-1 requires all prior-period EPS data presented to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to its provisions.  The retrospective adoption of FSP EITF 03-6-1 is expected to have an annual decrease of between $.01 and $.03 on prior period basic and diluted earnings per share.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.              Discontinued Operations

The operating results, assets and liabilities, and cash flows of discontinued operations are presented separately in the Company’s Consolidated Financial Statements.  Summary operating results of the discontinued operations primarily include AEIDC and AEB (except for certain components of AEB that have not been sold), as further described in Note 1, as well as businesses disposed of in previous years. Results from discontinued operations for the three and nine months ended September 30, 2008 and 2007, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Revenues net of interest expense	$(50)	$168	$49	$691
Pretax loss from discontinued operations	$(73)	$(102)	$(57)	$(115)
Income tax (benefits) provision (a)	(27)	(47)	49	(28)
Loss from discontinued operations, net of tax (b)	$(46)	$(55)	$(106)	$(87)

(a)        The sale of AEB to Standard Chartered caused certain taxable events under applicable U.S. tax rules to occur, resulting in the higher effective tax rate for the nine months ended September 30, 2008.

(b)       Included in the nine months ended September 30, 2008, is an after-tax gain of $11 million realized upon the sale of AEB.

At September 30, 2008 and December 31, 2007, the assets and liabilities of the discontinued operations described above were as follows:

(Millions)	September 30, 2008		December 31, 2007
Assets:
Cash and cash equivalents	$342		$6,390
Investments	321		5,730
Loans, net of reserves	—		8,283
Other assets	7		1,875
Total assets	$670		$22,278

Liabilities:
Customers’ deposits	$—		$15,079
Investment certificate reserves	620	(a)	5,299
Other liabilities	—		1,149
Total liabilities	$620		$21,527
Net assets	$50		$751

(a)

This amount represents the Company’s obligation at September 30, 2008, for investment certificates held by AEB’s customers. This amount is decreasing, as planned, as the certificate holders migrate their investments from AEIDC certificates to investment products offered by Standard Chartered. Future redemptions of the remaining certificates will be funded with cash on hand, proceeds from maturing investments and, if needed, loans from the Company to AEIDC to the extent the maturities of the investments are later than the redemptions of the investment certificates.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At September 30, 2008, there was no accumulated other comprehensive income or loss relating to discontinued operations.  At December 31, 2007, the accumulated other comprehensive loss, net of tax, associated with discontinued operations was as follows:

(Millions)
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses	$(15)
Foreign currency translation adjustments	(28)
Net unrealized pension and other postretirement benefit costs	2
Total accumulated other comprehensive loss	$(41)

Assets and Liabilities of Discontinued Operations Measured at Fair Value on a Recurring Basis:

As described in Notes 1 and 7 of the Company’s Consolidated Financial Statements, on January 1, 2008, the Company partially adopted SFAS No. 157 for its financial assets and financial liabilities that are accounted for at fair value.  The fair value measurement and disclosure provisions of SFAS No. 157 are prospective in nature and, therefore, apply to financial assets and financial liabilities included in discontinued operations from January 1, 2008, forward.  The following table presents the AEIDC financial instruments carried at fair value at September 30, 2008 and the respective SFAS No. 157 fair value hierarchy level:

(Millions)	Total Carrying Value included in Assets of Discontinued Operations in the Consolidated Balance Sheet at September 30, 2008	Fair Value Hierarchy Level (a)
Residential mortgage-backed securities Non-Government Sponsored Entities:
Prime	$68	2
Alt-A (b)	240	2
Total residential mortgage-backed securities	308
Other asset-backed securities (c)	13	3
Total investments at fair value (d)	$321

(a)        For further details on the fair value hierarchy and the Company’s fair value methodologies of these financial instruments, see Note 7.

(b)       As of September 30, 2008, the Company’s Alt-A portfolio has been written-down to 57 percent of its original value.

(c)        Represents investments in other asset-backed securities transferred in the second quarter of 2008 from Level 2 into Level 3 of the fair value hierarchy primarily due to the significant inputs to the fair value of these assets being unobservable as a result of limited marketplace activity.  These investments are backed by cash flows on underlying tangible assets, and because of the inactivity in the market for these types of investments the Company used brokers, who used internal models to determine the fair value.  Therefore, the Company has classified these investments in Level 3 of the fair value hierarchy.

During the three months ended September 30, 2008, the Company had $9 million in purchases, issuances and settlements, net and $1 million in realized losses, reducing the $23 million investment value as of June 30, 2008, to $13 million.  During the nine months ended September 30, 2008, the Company had $10 million in purchases, issuances and settlements, net and $1 million in realized losses, reducing the value when these investments were transferred into Level 3 during the second quarter of 2008 from $24 million, to $13 million.

(d)       Including the $69 million of mortgage and other asset-backed securities discussed in Note 4, this represents the Company’s full exposure to mortgage and asset-backed securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              Accounts Receivable

Accounts receivable at September 30, 2008 and December 31, 2007, consisted of:

(Millions)	2008	2007
U.S. Card Services	$18,789	$21,418
International Card Services	6,128	6,616
Global Commercial Services	12,468	11,411
Global Network & Merchant Services (a) (b)	210	627
Cardmember receivables, gross (c)	37,595	40,072
Less: Cardmember reserve for losses	1,134	1,149
Cardmember receivables, net	$36,461	$38,923
Other receivables, gross (b) (d)	$4,296	$3,096
Less: Other reserve for losses	50	36
Other receivables, net	$4,246	$3,060

(a)        Includes receivables primarily related to the Company’s International Currency Card portfolios at September 30, 2008.

(b)       At December 31, 2007, Global Network & Merchant Services cardmember receivables also included receivables purchased from joint ventures of $429 million that were reclassified to other receivables during 2008.

(c)        Includes approximately $11.4 billion and $12.4 billion of cardmember receivables outside the United States at September 30, 2008 and December 31, 2007, respectively.

(d)       Other receivables primarily represent amounts due from the Company’s travel customers, third party issuing partners, accrued interest on investments, and other receivables due to the Company in the ordinary course of business. Other receivables at September 30, 2008, also includes the acquisition of other receivables of CPS and accruals for the Company’s litigation settlement with Visa, and certain amounts due from the Primary Reserve Fund, a money market fund.

The following table presents changes in the cardmember receivable reserve for losses for the nine months ended September 30:

(Millions)	2008	2007
Balance, January 1	$1,149	$981
Additions:
Cardmember receivables provision	937	721
Deductions:
Cardmember receivables net write-offs(a)	(883)	(658)
Cardmember receivables other(b)	(69)	(46)
Balance, September 30	$1,134	$998

(a)        Represents write-offs of charge card balances consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries of $151 million and $152 million for the nine months ended September 30, 2008 and 2007, respectively.

(b)       Primarily includes other adjustments to cardmember receivables such as waived fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Investments

Available-for-Sale Investments

The following is a summary of investments, all of which are classified as available-for-sale at September 30, 2008 and December 31, 2007:

	2008				2007
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,780	$31	$(790)	$6,021	$6,795	$102	$(136)	$6,761
U.S. Government and agency obligations (a)	5,037	58	(3)	5,092	5,034	76	—	5,110
Mortgage and other asset-backed securities (b)	69	1	(1)	69	79	1	(1)	79
Equity securities (c)	100	226	—	326	—	—	—	—
Corporate debt securities	287	—	(12)	275	285	1	(4)	282
Foreign government bonds and obligations	103	1	(3)	101	51	2	—	53
Other (d)	1,434	15	(56)	1,393	929	—	—	929
Total	$13,810	$332	$(865)	$13,277	$13,173	$182	$(141)	$13,214

(a)        U.S. Government and agency obligations include U.S. Treasury securities and senior debentures issued by Government Sponsored Entities (Fannie Mae and Freddie Mac).  At September 30, 2008 and December 31, 2007, these amounts included $3.1 billion of securities issued by Fannie Mae and Freddie Mac.  These amounts also included $899 million and $970 million of securities loaned out on an overnight basis to financial institutions under the securities lending program at September 30, 2008 and December 31, 2007, respectively.

(b)       Represents the amount of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.  See Note 2 for the Company’s remaining exposure to mortgage and other asset-backed securities which are recorded in assets of discontinued operations.

(c)        In 2006, the Company acquired a non-controlling interest in the common stock of Industrial Commercial Bank of China (ICBC) for $200 million. The Company is restricted from selling 50 percent of this investment until April 2009 and the remaining 50 percent until October 2009.  As a result, the investment has been accounted for at cost and included in other assets.  Beginning in April 2008, 50 percent of the investment fell within 12 months of the restriction period and was reclassified from other assets to available-for-sale securities at fair value. Changes in the securities fair value from its cost at date of acquisition are recorded in other comprehensive income in 2008.

(d)       Consists primarily of investments of retained subordinated securities from the Company’s securitization programs (estimated fair value of $1.3 billion and $78 million at September 30, 2008 and December 31, 2007, respectively) as well as short-term money market and state tax exempt securities (estimated fair value totaling $90 million and $833 million at September 30, 2008 and December 31, 2007, respectively).  During 2008, the Company retained B and C tranches of securitization transactions, which included gross unrealized gains and (losses) of $15 million and $(56) million, respectively at September 30, 2008.

Unrealized losses may be caused by changes to market interest rates, which include both benchmark interest rates and credit spreads, and specific credit events associated with individual issuers. The gross unrealized losses on the state and municipal securities are attributable to pricing pressures resulting from the excess supply of these types of securities in the market that were caused by unusually high redemptions of municipal money market funds that occurred in September 2008. The gross unrealized losses on all other securities are attributable to changes in market interest rates, particularly the widening of credit spreads. The Company has the ability and the intent to hold these securities for a time sufficient to recover the unrealized losses and believes at this time that contractual principal and interest will be received on these securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              Loans

Loans at September 30, 2008 and December 31, 2007, consisted of:

(Millions)	2008	2007
U.S. Card Services	$34,648	$43,318
International Card Services	11,145	11,187
Global Commercial Services	28	—
Cardmember lending, gross	45,821	54,505
Less: Cardmember lending reserves for losses	2,640	1,831
Cardmember lending, net	$43,181	$52,674
Other loans, gross (a)	$934	$807
Less: Other reserve for losses	44	45
Other loans, net	$890	$762

(a)        Other loans primarily represent small business installment loans, revolving credit due from U.S. Card Services’ customers, acquisition of an Australian retailer storecard portfolio whose billed business is not yet processed on the American Express network, and small business loans associated with the CPS acquisition.  See Note 1 for further details.

The following tables present changes in the reserve for losses for the nine months ended September 30:

(Millions)	2008	2007
Cardmember lending reserves
Balance, January 1	$1,831	$1,171
Additions:
Cardmember lending provisions (a)	3,209	1,691
Cardmember lending other (b)	95	100
Total provision	3,304	1,791
Deductions:
Cardmember lending net write-offs – principal (c)	(1,941)	(1,162)
Cardmember lending write-offs – interest and fees	(437)	(249)
Cardmember lending other (b)	(117)	(82)
Balance, September 30	$2,640	$1,469

(a)        Represents loss provisions for cardmember lending consisting of principal (resulting from authorized transactions), interest, and fee reserves components.

(b)       Primarily represents adjustments to cardmember lending receivables resulting from unauthorized transactions and other items such as waived fees.

(c)         Cardmember lending net write-offs - principal for the nine months ended September 30, 2008 and 2007, include recoveries of $236 million and $223 million, respectively.  Recoveries of interest and fees were de minimis.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Asset Securitizations

The Company periodically securitizes cardmember loans through the American Express Credit Account Master Trust (the Lending Trust).  The following table illustrates the activity in the Lending Trust (including the securitized cardmember loans and seller’s interest) for the nine months ended September 30, 2008 and 2007:

(Millions)	2008	2007
Lending Trust assets, opening balance	$36,194	$34,584
Account additions, net	10,187	—
Cardmember activity, net	(3,456)	(165)
Lending Trust assets, ending balance	$42,925	$34,419

Securitized cardmember loans, opening balance	$22,670	$20,170
Impact of issuances	10,955	4,800
Impact of maturities	(4,670)	(3,500)
Securitized cardmember loans, ending balance	$28,955	$21,470

Seller’s interest, opening balance	$13,524	$14,414
Impact of issuances	(10,955)	(4,800)
Impact of maturities	4,670	3,500
Account additions, net	10,187	—
Cardmember activity, net	(3,456)	(165)
Seller’s interest, ending balance	$13,970	$12,949

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

The Company also retains subordinated interests in the securitized cardmember loans. These interests include one or more investments in tranches of the securitization (subordinated securities) and an interest-only strip.  The following table presents retained subordinated interests at September 30, 2008 and December 31, 2007:

(Millions)	2008	2007
Interest-only strip (a)	$38	$223
Subordinated securities (b)	1,287	78
Total	$1,325	$301

(a)        The interest-only strip is accounted for at fair value and is reported in Other assets on the Company’s Consolidated Balance Sheets with changes in fair value recorded in Securitization income, net in the Company’s Consolidated Statements of Income.  The fair value of the interest-only strip is the present value, as of September 30, 2008, of estimated future excess spread expected to be generated by the securitized loans over the estimated life of those loans.

(b)       The subordinated securities are accounted for at fair value as available-for-sale investment securities and are reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive (loss) income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the activity related to securitized loans reported in securitization income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Securitization income, net:
Excess spread, net (a)	$184	$277	$711	$773
Interest-only strip mark-to-market	(100)	(13)	(221)	48
Servicing fees	141	108	398	311
(Losses) Gains on sales from securitizations (b)	(25)	20	(17)	49
Securitization income, net	$200	$392	$871	$1,181

(a)        Excess spread, net is the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees and other expenses.

(b)       Excludes $189 million and $(38) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2008, as well as $47 million and $(18) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2007, reflected in the provisions for losses for each respective period.  Excludes $446 million and $(177) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2008, as well as $114 million and $(84) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2007, reflected in the provisions for losses for each respective period.

The Company retains servicing responsibilities for the transferred cardmember loans through its subsidiary, American Express Travel Related Services Company, Inc., and earns a related fee, which is included in securitization income, net. No servicing asset or liability is recognized at the time of a securitization, because the Company receives adequate compensation relative to current market servicing fees.

Management utilizes certain estimates and assumptions to determine the fair value of the interest-only strip asset, including estimates for finance charge yield, credit losses, LIBOR (which determines future certificate interest costs) monthly payment rate and discount rate.  Changes in the estimates and assumptions used may have a significant impact on the Company’s valuation of the interest-only strip asset.  As a result of adverse changes in certain of these assumptions, the fair value of the interest-only asset had been reduced from approximately $223 million at December 31, 2007 to approximately $38 million at September 30, 2008.  The primary drivers to this decline in value are an increase in credit losses and a reduction in the finance charge yield net of certificate interest costs.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The table below summarizes cash flows received from the Lending Trust for the nine months ended September 30, 2008 and 2007:

(Millions)	2008	2007
Proceeds from new securitizations during the period	$9,619	$4,790
Proceeds from collections reinvested in revolving cardmember securitizations	$58,235	$47,260
Servicing fees received	$398	$311
Other cash flows received on retained interests	$1,872	$1,792

7.              Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value.  Effective September 30, 2008, the Company adopted FSP FAS 157-3, a clarification of the principles contained within SFAS No. 157.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its partial adoption of SFAS No. 157 was expanding its fair value measurement disclosures.

SFAS No. 157 established a three-level hierarchy of valuation techniques used to measure fair value, defined as follows:

•                 Unadjusted Quoted Prices - The fair value of an asset or liability is based on unadjusted quoted prices, in active markets for identical assets or liabilities.  An example would be a marketable equity security that is actively traded on the New York Stock Exchange.  (Level 1)

•                  Pricing Models with Significant Observable Inputs - The fair value of an asset or liability is based on information derived from either an active market quoted price, which may require further adjustment based on the attributes of the financial asset or liability being measured, or an inactive market transaction.  Examples of such instruments would include (i) a quoted price for an actively traded equity investment that is adjusted for a contractual trading restriction, or (ii) the fair value derived from a trade of an identical or similar security in an inactive market.  (Level 2)

•                  Pricing Models with Significant Unobservable Inputs - The fair value of an asset or liability is primarily based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument.  Therefore, these assumptions are unobservable in either an active or inactive market.  An example would be the retained subordinated interest in a securitization trust. (Level 3)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the Company’s financial instruments carried at fair value at September 30, 2008, by caption on the Consolidated Balance Sheet and by SFAS No. 157 fair value hierarchy level (as described previously).

Assets and Liabilities Measured at Fair Value on a Recurring Basis:

(Millions)	Total Carrying Value in the Consolidated Balance Sheet at September 30, 2008	Fair Value Hierarchy Level (a)
Assets
Investments
Other	$11,990	2
Retained Subordinated Securities	1,287	3
Total available-for-sale investments (b)	13,277

Other assets
Interest-only strip	38	3
Derivatives, net (c)	513	2
Total assets at fair value	$13,828

Liabilities
Other liabilities
Derivatives, net (c)	$466	2
Total liabilities at fair value	$466

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

(b)         See Note 4 of the Company’s Consolidated Financial Statements for details of Investments.

(c)          Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative receivables and derivative payables when a legally enforceable master netting agreement exists between the Company and its derivative counterparty.  At September 30, 2008, $18 million has been offset against the derivative assets and liabilities and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

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

Investments-Other

The fair market values for the Company’s available-for-sale investments are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. When available, quoted market prices are used to determine fair value.  When quoted prices are available in an active market, investments are classified within Level 1 of the fair value hierarchy.

When quoted prices in an active market are not available, fair values are estimated by using pricing models, where the inputs to those models are based on observable market inputs.  The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency.  The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets.  The pricing services do not apply any adjustments to the pricing models used, nor does the Company apply any

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

adjustments to prices received from the pricing services.  Investments classified within Level 2 of the fair value hierarchy primarily include state and municipal obligations, United States Government and agency obligations, mortgage and other asset-backed securities, equity securities, corporate debt securities, and foreign government bonds and obligations.

As of September 30, 2008, the Company reaffirmed its understanding of the valuation techniques used by its pricing services. No adjustments were deemed necessary to the prices provided by the pricing services as result of current market conditions.  In addition, the Company corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

Investments – Retained Subordinated Securities

The Company determines the fair value of its investments in A-rated and BBB-rated retained subordinated securities from its securitization program through discounted cash flow models. The discount rate used is based on an interest rate curve that is observable in the marketplace plus an unobservable credit spread commensurate with the risk of these A-rated and BBB-rated securities and similar financial instruments. The Company classifies such securities in Level 3 of the fair value hierarchy because observable market prices and inputs to the Company’s valuation techniques for such investments are limited or lack transparency due to current market conditions.

Other Assets – Interest-only Strip

The fair value of the Company’s interest-only strip (which is a retained subordinated interest in its securitized cardmember loans) is estimated by the Company based on an internal model that estimates the present value of future excess spread expected to be generated by its securitized cardmember loans over the estimated life of those loans.  The fair value is calculated based on projections of the average loan life (i.e., based on the expected monthly payment rate), the finance charges and fees received related to these securitized loans less:

•                  coupon payments to investors,

•                  expected credit losses, and

•                  contractual fees paid to service the transferred assets, discounted at an applicable rate.

On a quarterly basis, the Company compares the assumptions it uses in calculating the fair value of its interest-only strip to observable market data when available, and to historical trends.  The interest-only strip is classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

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

Market practice in pricing derivatives initially assumes all counterparties have the same credit quality.  Credit valuation adjustments are necessary when the market parameter (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of the Company or its counterparties.  The Company manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over their remaining lives, considering such factors as maturity date and the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade.  Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC).  The IRMC formally reviews large institutional exposures to ensure compliance with Enterprise-wide Risk

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Management Committee guidelines and procedures and determines the risk mitigation actions, when necessary.  Additionally, the Company may, on occasion, enter into master netting agreements.  As of September 30, 2008, IRMC has evaluated the credit and nonperformance risks associated with the Company’s derivative counterparties and believes them to be insignificant and not warranting a credit adjustment.

The Company’s derivatives primarily include interest rate swaps, foreign currency forwards, foreign currency options, and cross currency swaps.  Such instruments are classified within Level 2 of the fair value hierarchy.

Changes in Level 3 Fair Value Measurements

The table below presents a reconciliation for the three and nine months ended September 30, 2008, of the Company’s retained subordinated interests in securitized cardmember loans that are classified within Level 3 of the fair value hierarchy:

	Three Months Ended September 30, 2008		Nine Months Ended September 30, 2008
(Millions)	Investments — Retained Subordinated Securities	Other Assets — Interest- only Strip	Investments— Retained Subordinated Securities	Other Assets- Interest- only Strip
Beginning fair value	$986	$136	$78	$223
Transfers in and/or out of Level 3	—	—	—	—
Increases in securitized loans	396	8	1,250	72
Decreases in securitized loans	—	(6)	—	(36)
Total realized and unrealized losses:
Interest-only strip mark-to-market in securitization income, net	—	(100)	—	(221)
Included in other comprehensive loss	(95)	—	(41)	—
Ending fair value	$1,287	$38	$1,287	$38

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Net income	$815	$1,067	$2,459	$3,181
Other comprehensive income (losses):
Net unrealized securities (losses) gains (a)	(423)	123	(334)	(87)
Net unrealized derivative gains (losses)	47	(58)	32	(36)
Foreign currency translation adjustments	(43)	(10)	(136)	(19)
Net unrealized pension and other postretirement benefit costs (b)	4	7	14	101
Total	$400	$1,129	$2,035	$3,140

(a) Included in the nine months ended September 30, 2008, is an amount of $226 million ($147 million after-tax) related to the marked-to-market unrealized gain on the ICBC investment.

(b) Included in the nine months ended September 30, 2007, was the impact of remeasuring U.S. plan obligations in January 2007 based on updated census and claims information, which increased the funded status of the Company’s pension and other postretirement benefit obligations and the recognition of previously unamortized losses/costs as a result of the U.S. plan curtailment.

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

The Company had approximately $1.2 billion and $1.1 billion of unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively.  The change is primarily due to an increase in unrecognized tax benefits relating to temporary differences that will reverse in the future partially offset by the resolution of prior years’ tax items with various taxing authorities.  Included in the $1.2 billion and $1.1 billion of unrecognized tax benefits at September 30, 2008 and December 31, 2007, respectively, are corresponding benefits of approximately $451 million and $597 million that, if recognized, would favorably affect the effective tax rate in a future period. These benefits primarily relate to the Company’s gross permanent benefits and corresponding foreign tax credits and federal tax effects.  The Company had approximately $234 million and $235 million accrued for the payment of interest and penalties at September 30, 2008 and December 31, 2007, respectively.  For the three and nine months ended September 30, 2008, the Company recognized a net charge of approximately $47 million and $17 million of interest and penalties, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $515 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities.  The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $515 million of unrecognized tax benefits, approximately $475 million are temporary differences that, if recognized, would have no impact on the effective tax rate or on net income, and would only result in a cash payment of taxes in advance of the time assumed in the Company’s tax return filings. With respect to the remaining decrease of $40 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions.  Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended September 30, 2008 (a)	Nine Months Ended September 30, 2008 (b)	Full Year 2007
Effective tax rate	20%	23%	28%

(a)          The effective tax rate for the three months ended September 30, 2008, reflected $82 million of tax benefits principally related to the benefit of the revision of the Company’s estimated annual effective tax rate as well as the resolution of certain prior years’ tax items.

(b)         The effective tax rate for the nine months ended September 30, 2008, reflected $151 million of tax benefits related to the resolution of certain prior years’ tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period.  Diluted EPS is basic EPS adjusted for the dilutive effect of stock options, restricted stock awards, and other financial instruments that may be converted into common shares.  The following table presents computations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2008	2007	2008	2007
Numerator:
Income from continuing operations	$861	$1,122	$2,565	$3,268
Loss from discontinued operations, net of tax	(46)	(55)	(106)	(87)
Net income	$815	$1,067	$2,459	$3,181

Denominator:
Basic: Weighted-average shares outstanding during the period	1,154	1,170	1,154	1,179
Add: Dilutive effect of stock options, restricted stock awards and other dilutive securities	4	22	7	23
Diluted	1,158	1,192	1,161	1,202

Basic EPS:
Income from continuing operations	$0.75	$0.96	$2.22	$2.77
Loss from discontinued operations	(0.04)	(0.05)	(0.09)	(0.07)
Net income	$0.71	$0.91	$2.13	$2.70

Diluted EPS:
Income from continuing operations	$0.74	$0.94	$2.21	$2.72
Loss from discontinued operations	(0.04)	(0.04)	(0.09)	(0.07)
Net income	$0.70	$0.90	$2.12	$2.65

For the three months ended September 30, 2008 and 2007, the dilutive effect of unexercised stock options excluded 46 million and 7 million options, respectively, from the computation of EPS because inclusion of the options would have been anti-dilutive.  Similarly, the number of these excluded stock options for the nine months ended September 30, 2008 and 2007, was 32 million and 8 million, respectively.   See Notes 9 and 20 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and Global Network & Merchant Services (GNMS).  The following table presents certain operating segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2008	2007	2008	2007
Revenues, excluding interest income:
USCS	$2,820	$3,016	$8,831	$8,769
ICS	977	907	2,930	2,560
GCS	1,289	1,166	3,931	3,452
GNMS	1,015	901	2,982	2,587
Corporate & Other, including adjustments and eliminations	147	154	413	438
Total	$6,248	$6,144	$19,087	$17,806

Interest income:
USCS	$1,090	$1,232	$3,390	$3,558
ICS	478	399	1,408	1,117
GCS	20	14	53	36
GNMS	1	1	2	2
Corporate & Other, including adjustments and eliminations	170	174	537	506
Total	$1,759	$1,820	$5,390	$5,219

Interest expense:
USCS	$451	$659	$1,447	$1,814
ICS	223	192	655	535
GCS	109	116	332	347
GNMS	(55)	(78)	(173)	(234)
Corporate & Other, including adjustments and eliminations	115	119	357	328
Total	$843	$1,008	$2,618	$2,790

Revenues net of interest expense:
USCS	$3,459	$3,589	$10,774	$10,513
ICS	1,232	1,114	3,683	3,142
GCS	1,200	1,064	3,652	3,141
GNMS	1,071	980	3,157	2,823
Corporate & Other, including adjustments and eliminations	202	209	593	616
Total	$7,164	$6,956	$21,859	$20,235

Income (Loss) from continuing operations:
USCS	$244	$592	$788	$1,816
ICS	67	140	315	359
GCS	134	135	512	426
GNMS	258	266	780	768
Corporate & Other	158	(11)	170	(101)
Total	$861	$1,122	$2,565	$3,268

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.       Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).  The Company’s initial recognition of guarantees within the scope of FIN 45 is at fair value, which has been determined in accordance with the fair value measurement provisions of SFAS No. 157.

The following table provides information related to such guarantees at September 30, 2008 and December 31, 2007:

	Maximum amount of undiscounted future payments (a) (Billions)		Amount of related liability (b) (Millions)
	September 30,	December 31,	September 30,	December 31,
	2008	2007	2008	2007
Card and travel operations (c)	$82	$77	$102	$67
Other (d)	1	1	106	48
Total	$83	$78	$208	$115

(a) Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties.  The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes.

(b) Included as part of other liabilities on the Company’s Consolidated Balance Sheets. The increase in the liability from December 31, 2007 to September 30, 2008, results substantially from guarantees related to the Company’s airline exposures and dispositions.

(c) Includes Credit Card Registry, Merchandise Protection, Account Protection, Merchant Protection, and Baggage Protection. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d) Other primarily includes guarantees related to the Company’s dispositions, real estate, and tax, as well as contingent consideration obligations.

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

14.  Subsequent Event

In July 2008, the Company announced management’s intention to accelerate its reengineering activities in order to reduce the Company’s cost structure and staffing levels due to the current economic environment.  On October 27, 2008, management committed to undertake various reengineering initiatives that are expected to result in a restructuring charge of approximately $370 million to $440 million (approximately $240 million to $290 million after-tax) in the fourth quarter of 2008. The charge is expected to consist of approximately $340 million to $380 million of severance and other employee related costs, and $30 million to $60 million of other costs, primarily lease and other contract termination costs.  These restructuring activities relate principally to reorganizing, automating or outsourcing certain operations, as well as discontinuing or relocating business activities to other geographies, and will be completed in 2009. The Company estimates that all of the severance and employee related costs and a significant majority of the other costs will result in future cash expenditures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company is a leading global payments and travel company.  The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s businesses are organized into two customer-focused groups, the Global Consumer Group and the Global Business-to-Business Group.  The Global Consumer Group offers a range of products and services including charge and lending (i.e., credit) card products; consumer travel services; and stored value products such as Travelers Cheques and prepaid products.  The Global Business-to-Business Group offers business travel, corporate cards and other expense management products and services; network services and merchant acquisition and merchant processing for the Company’s network partners and proprietary payments businesses; and point-of-sale, back-office, and marketing products and services for merchants.  The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

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

Certain reclassifications of prior period amounts related to discontinued operations as further discussed below have been made to conform to the current presentation.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below and Item 1A – Risk Factors.

Current Economic Environment/Outlook

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States, unemployment, the prospects of a global recession and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets.  In the latter part of the third quarter and into October of 2008, the Company experienced slowing cardmember spending and loan volumes as increasing stress in the worldwide financial markets further eroded consumer and business confidence levels.  Based on recent trends, the Company expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe well into 2009. The Company also expects unemployment will increase substantially in 2009.

The Company believes that cardmember spending in such an environment is likely to be very soft and loan growth will be restrained. In addition, credit indicators are likely to reflect the weaker economy, including a continued downturn in the housing sector. While the Company’s net write-off rate was 5.8 percent in the third quarter, the rate increased to 5.9 percent in September, and the Company believes net write-offs will continue to rise further in the fourth quarter of 2008 and first quarter of 2009. The Company’s objectives in this environment are to retain a liquid and strong balance sheet, to continue to generate returns that provide further capital flexibility, and to invest selectively in growth opportunities.

To prepare for this more difficult environment, the Company is moving ahead with plans that will result in restructuring charges in the fourth quarter.  (See further discussion in Reengineering Initiatives section below). Through a combination of cost reductions and revenue-building actions, the Company expects to be able to free up a significant amount of resources that would be available to earnings starting in early 2009. The Company will continue to selectively and prudently invest in longer-term business-building actions and programs with the objective of capitalizing on its strong brand and competitive position in the payments industry.  The Company also intends to implement a number of selective pricing increases in connection with certain of its products to help mitigate the negative impact of the current economic environment.

The impact of turmoil in the money and capital markets could impact the Company’s net interest margins. The interest expense the Company incurs on a significant portion of its outstanding floating-rate debt, including asset securitizations, is indexed to U.S. dollar LIBOR.  The prime rate, which changes with the targeted Fed funds rate, is used to determine the yield on the Company’s variable-rate U.S. lending receivables.  Recent differences in the movements of benchmark LIBOR rates, which have risen significantly as a consequence of the global credit crises, and the prime rate, which declined concurrent with the Federal Reserve’s decisions in October to reduce its targeted Fed funds rate, if sustained during November and December, would have a material adverse impact on the Company’s net interest margins and financial results for the quarter ending December 31, 2008. Historically, the prime rate has generally exceeded one month LIBOR by approximately 285 basis points.  As a result of the increase in LIBOR during the ongoing credit crisis and the Federal Reserve’s recent decisions to lower the targeted Fed funds rate (which have resulted in a consequent decrease in the prime rate), the spread between the prime rate and one month LIBOR has decreased significantly and for a period during October was close to parity.  Although one month LIBOR has begun to decrease, it continues to remain above historical levels compared to Fed funds, and this circumstance, combined with the Federal Reserve’s action on October 29, 2008, to reduce the targeted Fed funds rate to 1.0 percent, could continue the “spread compression” between one month LIBOR and the prime rate (See Financial Activities Section and Item 3. Quantitative and Qualitative Disclosures about Market Risk).

In addition, to the extent that the recent increases in LIBOR continues, the Company’s net interest margins on the fixed-rate portion of its U.S. lending portfolio would also decrease and the interest expense on borrowings to fund its charge card portfolio would increase, which could have a material adverse impact on the Company’s financial results (see Financial Activities Section and Item 3.  Quantitative and Qualitative Disclosures about Market Risk).

The Company believes that in light of the challenging conditions described above, until the current economic environment improves, it will not meet its on-average and over-time financial targets.

Reengineering Initiatives

In July 2008, in response to the current economic environment, the Company announced management’s intention to undertake certain significant reengineering initiatives in order to reduce the Company’s cost structure.  As a result of these reengineering efforts, the Company expects to record a pretax restructuring charge of approximately $370 million to $440 million ($240 million to $290 million after-tax) in the fourth quarter of 2008. The reengineering plan includes reducing staffing levels and compensation expenses, cutting operating costs, and scaling back investment spending as follows:

•         Staffing and Compensation:  The Company intends to eliminate approximately 7,000 positions or approximately 10 percent of its total worldwide workforce.  These reductions will primarily occur across business units, markets and staff groups, focusing on management and other positions that do not interact directly with customers.  The Company is also suspending management level salary increases in 2009 and instituting a hiring freeze for open positions.  Total benefits from these staffing and compensation-related decisions are expected to amount to approximately $700 million in 2009.

•         Other Operating Costs: The Company also plans to reduce operating costs by cutting expenses for consulting and professional services, travel and entertainment and general overhead.  These steps are expected to realize benefits of approximately $125 million in 2009.

•         Investment Spending:  The Company will scale-back investment spending in technology, marketing, business development, and streamline costs related to certain rewards programs. The anticipated benefit is approximately $1.0 billion in 2009.

Although these reductions in spending are significant, the reengineering initiatives are designed not to sacrifice customer service or risk management capabilities.

The combined compensation, operating expense and investment reductions are expected to generate a total benefit of approximately $1.8 billion in 2009.  These benefits represent reductions from previously anticipated spending levels in 2009. Additionally, the Company is moving forward with some pricing initiatives designed to generate significant additional revenue next year.

Visa and MasterCard Settlements

On November 7, 2007 and June 25, 2008, as previously disclosed, the Company announced that it had reached settlement agreements with Visa Inc., Visa USA, and Visa International (collectively Visa), and MasterCard International, Inc. (MasterCard), respectively.

Under the terms of the settlement agreements, the Company will receive aggregate maximum payments of $2.25 billion and $1.8 billion from Visa and MasterCard, respectively, for an aggregate maximum total of $4.05 billion.

The settlement with Visa is comprised of an initial payment of $1.13 billion ($700 million after-tax) that was recorded as a gain in the fourth quarter of 2007 and received in March 2008.  The remaining payments are payable in quarterly installments of up to $70 million ($43 million after-tax) beginning in the first quarter of 2008 through the fourth quarter of 2011.  The MasterCard settlement is comprised of quarterly installment payments of up to $150 million ($93 million after-tax) beginning in the third quarter of 2008 through the second quarter of 2011.  The Visa and MasterCard quarterly payments are subject to the Company achieving certain quarterly performance criteria within the U.S. Global Network Services business.  The Company recognized $70 million from Visa in each of the first three quarters of 2008 and $150 million from MasterCard in the third quarter of 2008 because the quarterly performance criteria were achieved. These payments are included in other, net expenses within continuing operations in the Consolidated Statements of Income and within the Corporate & Other segment.

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

American Express International Deposit Company

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. The net asset value of AEIDC is expected to be realized through (i) dividends from the subsidiary to the Company and (ii) a subsequent payment from Standard Chartered based on the net asset value of AEIDC on the date the business is transferred to them.  During the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation.  Accordingly, for all the periods presented, AEIDC’s operating results, assets and liabilities, and cash flows have been removed from the Company’s Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements.   The net asset value of AEIDC at September 30, 2008 and December 31, 2007 was $50 million and $232 million, respectively.

The Company recognized $68 million and $192 million in net unrealized mark-to-market losses during the three and nine months ended September 30, 2008, respectively, as well as a net realized loss of $1 million and a net realized gain of $14 million, respectively, related to the AEIDC trading investment portfolio. The changes in the market value of AEIDC’s investment portfolio will be reported under the discontinued operations caption within the Consolidated Statements of Income until the sale of AEIDC, which will occur no later than the third quarter of 2009.

Acquisitions

Corporate Payment Services

On March 28, 2008, the Company purchased Corporate Payment Services (CPS), General Electric Company’s (GE) commercial card and corporate purchasing business unit.  The total cash consideration of $2.3 billion paid by the Company consisted of the contractual purchase price of approximately $1.1 billion plus the repayment of CPS’ $1.2 billion in outstanding debt as of the acquisition date. The component businesses of CPS are reported within the Global Commercial Services (GCS) and the U.S. Card Services (USCS) operating segments. See Note 1 of the Company’s Consolidated Financial Statements for further details.

The Company is still in the process of signing agreements with CPS’ customers and therefore, no migration of CPS’ customers has occurred yet.  The Company anticipates the migration of these customers to its network will be completed by March 31, 2009.  As a result, the Company’s financial metrics (e.g., billed business and cards-in-force) do not yet reflect CPS’ card performance.

American Express Company

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Card billed business (a):
United States	$120.3	$115.2	$358.4	$336.3
Outside the United States	55.2	47.3	164.4	133.5
Total	$175.5	$162.5	$522.8	$469.8
Total cards-in-force (millions) (b):
United States	54.3	51.7	54.3	51.7
Outside the United States	37.8	33.0	37.8	33.0
Total	92.1	84.7	92.1	84.7
Basic cards-in-force (millions) (b):
United States	42.3	40.1	42.3	40.1
Outside the United States	32.8	28.3	32.8	28.3
Total	75.1	68.4	75.1	68.4

Average discount rate (c)	2.56%	2.57%	2.56%	2.57%
Average basic cardmember spending (dollars) (d)	$3,049	$3,006	$9,233	$8,874
Average fee per card (dollars) (d)	$34	$32	$34	$31
Return on average equity (e)	27.8%	38.2%	27.8%	38.2%
Return on average tangible equity (e)	34.4%	44.9%	34.4%	44.9%

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

(d)

Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, divided by average worldwide proprietary cards-in-force. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs. The adjusted average fee per card was $39 and $36 for the quarters ended September 30, 2008 and 2007, respectively, and the amount of amortization excluded for these periods was $84 million and $71 million for the quarters ended September 30, 2008 and 2007, respectively. The adjusted average fee per card was $39 and $36 for the nine months ended September 30, 2008 and 2007, respectively, and the amount of amortization excluded for these periods was $243 million and $214 million for the nine months ended September 30, 2008 and 2007, respectively. The Company presents adjusted average fee per card because management believes that this metric presents a better picture of card fee pricing across a range of its proprietary card products.

(e)

Return on average equity is calculated by dividing (i) net income ($3.3 billion and $4.1 billion for the one year periods ended September 30, 2008 and 2007, respectively) by (ii) average total shareholders’ equity ($11.8 billion and $10.7 billion for the one year periods ended September 30, 2008 and 2007, respectively). Return on average tangible equity is computed in the same manner as return on average equity except the computation of average tangible shareholders’ equity excludes average goodwill and other intangibles of $2.3 billion and $1.6 billion at September 30, 2008 and 2007, respectively. The Company believes the return on average tangible equity is a useful measure of the profitability of its business growth.

Selected Statistical Information (continued)

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Worldwide cardmember receivables:
Total receivables	$37.6	$38.5	$37.6	$38.5
90 days past due as a % of total	3.2%	2.8%	3.2%	2.8%
Loss reserves (millions):
Beginning balance	$1,146	$981	$1,149	$981
Provision	351	279	937	721
Net write-offs	(333)	(247)	(883)	(658)
Other	(30)	(15)	(69)	(46)
Ending balance	$1,134	$998	$1,134	$998
% of receivables	3.0%	2.6%	3.0%	2.6%
% of 90 days past due	95%	91%	95%	91%
Net loss ratio as a % of charge volume	0.33%	0.26%	0.29%	0.23%
Worldwide cardmember lending – owned basis (a):
Total loans	$45.8	$50.5	$45.8	$50.5
30 days past due loans as a % of total (b)	3.7%	2.5%	3.7%	2.5%
Loss reserves (millions):
Beginning balance	$2,594	$1,417	$1,831	$1,171
Provision	927	543	3,209	1,691
Net write-offs - principal	(697)	(410)	(1,941)	(1,162)
Write-offs – interest and fees	(161)	(89)	(437)	(249)
Other	(23)	8	(22)	18
Ending balance	$2,640	$1,469	$2,640	$1,469
% of loans	5.8%	2.9%	5.8%	2.9%
% of past due (b)	155%	118%	155%	118%
Average loans	$47.8	$48.8	$49.4	$45.7
Net write-off rate (c)	5.8%	3.4%	5.2%	3.4%
Net finance revenue (d)/average loans	9.8%	9.3%	9.6%	9.4%
Worldwide cardmember lending – managed basis (e):
Total loans	$75.6	$72.0	$75.6	$72.0
30 days past due loans as a % of total (b)	3.8%	2.5%	3.8%	2.5%
Loss reserves (millions):
Beginning balance	$3,984	$1,917	$2,581	$1,622
Provision	1,643	762	5,242	2,339
Net write-offs – principal	(1,090)	(567)	(2,884)	(1,618)
Write-offs – interest and fees	(245)	(129)	(649)	(368)
Other	(24)	8	(22)	16
Ending balance	$4,268	$1,991	$4, 268	$1,991
% of loans	5.7%	2.8%	5.7%	2.8%
% of past due (b)	148%	112%	148%	112%
Average loans	$76.2	$70.1	$76.0	$66.4
Net write-off rate (c)	5.7%	3.2%	5.1%	3.3%
Net finance revenue (d)/average loans	9.7%	9.4%	9.8%	9.4%

(a)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(b)

These metrics were revised for the U.S. Card Services (USCS) segment to align with industry practice and the International Card Services (ICS) segment whereby payments made by U.S. cardmembers after billing cycle cut but before month-end are applied to their oldest balances. Previously, USCS applied such payments to current balances.

(c)

In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate. Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees. However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures. The Company is presenting the net write-off rate using the net write-off amounts for principal only, consistent with industry convention.

(d)

Net finance revenue, which represents cardmember lending finance revenue (including interest and fees) less cardmember lending interest expense, is computed on an annualized basis. Reserves and net write-offs related to interest and fees are recorded through Provisions for losses - Cardmember lending.

(e)

Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. See the USCS segment for additional information on managed basis presentation.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended September 30, 2008 and 2007

The Company’s consolidated income from continuing operations for the three months ended September 30, 2008, decreased $261 million or 23 percent to $861 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.20 or 21 percent to $0.74.

The Company’s consolidated net income decreased $252 million or 24 percent to $815 million and diluted EPS decreased $0.20 or 22 percent to $0.70.  Net income included a loss from discontinued operations of $46 million as compared to a $55 million loss from discontinued operations a year ago. Return on average equity (ROE) was 28 percent, down from 38 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes increased the growth rates of revenues net of interest expense and total expenses by approximately 1 percent and provisions for losses by less than 1 percent for the three months ended September 30, 2008, respectively.

Results from continuing operations for the three months ended September 30, 2008 and 2007 included $11 million ($7 million after-tax) and $10 million ($7 million after-tax), respectively, of reengineering costs primarily in Corporate & Other and Global Network & Merchant Services (GNMS) in the third quarter of 2008 and GCS in the third quarter of 2007.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $7.2 billion, up $208 million or 3 percent from $7.0 billion in the same period a year ago.  Revenues net of interest expense increased due to greater discount revenue, lower interest expense, higher other revenues, increased net card fees and greater travel commissions and fees, partially offset by lower securitization income, net, lower other commissions and fees and lower interest income.

Discount revenue rose $189 million or 5 percent to $3.8 billion as a result of an 8 percent increase in worldwide billed business.  The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to Global Network Services (GNS), where the Company shares the discount revenue with its card issuing partners, and higher cash-back rewards costs.  The average discount rate was 2.56 percent and 2.57 percent for the three months ended September 30, 2008 and 2007, respectively.  As indicated in prior quarters, selective repricing initiatives, changes in the mix of business, and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.  The increase in worldwide billed business reflected slight increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 29 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 4 percent and 17 percent, respectively, due to growth in basic cards-in-force.  The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the three months ended September 30, 2008, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	8%	7%
Average spending per proprietary basic card	1	1
Basic cards-in-force	10
United States (a):
Billed business	4
Average spending per proprietary basic card	(1)
Basic cards-in-force	5
Proprietary consumer card billed business (b)	1
Proprietary small business billed business (b)	10
Proprietary Corporate Services billed business (c)	5
Outside the United States (a):
Billed business	17	14
Average spending per proprietary basic card	8	5
Basic cards-in-force	16
Proprietary consumer and small business billed business (d)	12	8
Proprietary Corporate Services billed business (c)	13	10

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in the Global Commercial Services segment.

(d) Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Asia Pacific in the mid single-digits, Canada and Europe in the high single-digits and Latin America in the low teens.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses, 0.8 million and 1.2 million net cards were added during the three months ended September 30, 2008, respectively.

Net card fees increased $55 million or 11 percent to $577 million due to a higher average fee per proprietary card and card growth.

Travel commissions and fees increased $15 million or 3 percent to $499 million reflecting a 4 percent increase in worldwide travel sales.

Other commissions and fees decreased $71 million or 11 percent to $573 million due to a lower average balance of owned cardmember loans and a reclassification to other revenues of certain card service-related fees.

Securitization income, net decreased $192 million or 49 percent to $200 million due to lower excess spread, net, driven by increased write-offs, partially offset by higher finance charges and fees due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investor certificates, and a $100 million reduction in the fair value of the interest-only strip.

Other revenues increased $108 million or 24 percent to $551 million primarily reflecting the benefits of the CPS acquisition, higher network and partner-related revenues, and the reclassification from other commissions and fees as discussed above.

Interest income decreased $61 million or 3 percent to $1.8 billion, reflecting a 4 percent decrease in cardmember lending finance revenue due to lower average loan balances, a lower portfolio yield, and the impact of reduced market interest rates on variably priced assets.  Additionally, other interest income remained unchanged as compared to the same period a year ago.

Interest expense decreased $165 million or 16 percent to $843 million, reflecting a $98 million or 22 percent decrease in cardmember lending interest expense and a $67 million or 12 percent decrease in charge card and other interest expense due to a lower cost of funds driven by reduced market interest rates on short-term and variable-rate debt, which more than offset the cost of higher funding levels to fund increased cash amounts and other liquidity resources.

Expenses

Consolidated expenses were $4.7 billion, up $172 million or 4 percent from $4.5 billion for the same period in 2007.  The increase in the three months ended September 30, 2008, was primarily driven by higher marketing, promotion, rewards and cardmember services expenses, increased human resources expenses,  higher professional services expense, and increased occupancy and equipment costs, partially offset by lower other expense, net.

Marketing, promotion, rewards and cardmember services expenses increased $119 million or 7 percent to $1.9 billion compared to a year ago due to higher volume-driven rewards costs.  Marketing and promotion expenses were flat compared to the same period a year ago.

Human resources expenses increased $99 million or 7 percent to $1.5 billion due to a higher level of employees and merit and sales force-related incentive costs.

Professional services expenses increased $69 million or 13 percent to $608 million primarily due to higher technology-related consulting costs and increased credit and collection expenses.

Other, net expenses decreased $139 million or 41 percent to $200 million primarily due to the settlement payments from MasterCard and Visa, partially offset by expenses related to the CPS acquisition.

Provisions for Losses

Consolidated provisions for losses increased $463 million or 51 percent to $1.4 billion compared to a year ago, reflecting increases in cardmember lending and charge card provisions due to the difficult U.S. credit environment, which led to increased write-off and delinquency rates versus last year and increased merchant-related reserves. While the provision for both charge card and cardmember lending increased during the quarter, the provision for cardmember lending contributed more significantly to the growth in the Company’s consolidated provision expense.

Charge card provision for losses increased $72 million or 26 percent to $351 million due to higher loss ratios and delinquency rates versus last year, partially offset by a lower receivables balance.

Cardmember lending provision for losses increased $379 million or 65 percent to $958 million primarily driven by higher write-off and delinquency rates, and higher lending reserve levels in Mexico, partially offset by the $151 million net benefit from cardmember loan sales and maturities of securitized loans as well as decreased average loan balances.

Income Taxes

The effective tax rate was 20 percent and 25 percent for the three months ended September 30, 2008 and 2007, respectively. The tax rate for the three months ended September 30, 2008, included $82 million in tax benefits principally related to the benefit of the revision of the Company’s estimated annual effective tax rate as well as the resolution of certain prior years’ tax items. The effective tax rate for the three months ended September 30, 2007, reflected $75 million in tax benefits principally related to the resolution of certain prior years’ tax items.

Discontinued Operations

Net loss from discontinued operations for the three months ended September 30, 2008 and 2007 included losses of $46 million and $55 million, respectively, primarily reflecting charges of $69 million ($45 million after-tax) and $81 million ($41 million after-tax) in each respective period for mark-to-market adjustments and sales within the AEIDC investment portfolio.

Consolidated Results of Operations for the Nine Months Ended September 30, 2008 and 2007

The Company’s consolidated income from continuing operations for the nine months ended September 30, 2008, decreased $703 million or 22 percent to $2.6 billion as compared to the same period a year ago, and diluted EPS from continuing operations declined $0.51 or 19 percent to $2.21.

The Company’s consolidated net income decreased $722 million or 23 percent to $2.5 billion, and diluted EPS decreased $0.53 or 20 percent to $2.12.  Net income included loss from discontinued operations of $106 million as compared to an $87 million loss from discontinued operations a year ago.  ROE was 28 percent, down from 38 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes increased the growth rates of revenues net of interest expense by approximately 2 percent, total expenses by approximately 2 percent and provisions for losses by approximately 1 percent for the nine months ended September 30, 2008.

Results from continuing operations for the nine months ended September 30, 2007, included tax benefits primarily related to the resolution of certain prior years’ tax items and the treatment of prior years’ card fee income, gains related to the initial adoption of Statement of Financial Accounting Standards (SFAS) No. 155, “Accounting for Certain Hybrid Financial Instruments – an amendment of FASB Statements No. 133 and 140” (SFAS No. 155) and amendments to the Company’s U.S. pension plans, effective July 1, 2007, that reduced projected pension obligations to plan participants.

Also included in the nine months ended September 30, 2008 and 2007, was $28 million ($18 million after-tax) and $50 million ($33 million after-tax), respectively, of reengineering costs related to restructuring efforts primarily within Corporate & Other and GNMS in 2008, and primarily within GCS in 2007.

Revenues Net of Interest Expense

Consolidated revenues net of interest expense were $21.9 billion, up $1.6 billion or 8 percent from $20.2 billion in the same period a year ago.  Revenues net of interest expense increased due to greater discount revenue, higher other revenues, increased net card fees, higher interest income, lower interest expense, greater travel commissions and fees, and increased other commissions and fees, partially offset by lower securitization income, net.

Discount revenue rose $873 million or 8 percent to $11.6 billion as a result of an 11 percent increase in worldwide billed business.  The slower growth in discount revenue compared to billed business growth reflected the relatively faster growth in billed business related to GNS where the Company shares the discount revenue with its card issuing partners and higher cash-back rewards costs.  The average discount rate was 2.56 percent and 2.57 percent for the nine month periods ended September 30, 2008 and 2007, respectively. The increase in worldwide billed business reflected increases in average spending per proprietary basic card, growth in basic cards-in-force, and a 39 percent increase in billed business related to GNS.

U.S. billed business and billed business outside the United States were up 7 percent and 23 percent, respectively, due to increases in average spending per proprietary basic card and growth in basic cards-in-force.  The growth in billed business both within the United States and outside the United States reflected increases within the Company’s consumer card business, small business spending and Corporate Services volumes.

The table below summarizes selected statistics for which increases during the nine months ended September 30, 2008, have resulted in discount revenue growth:

	Percentage Increase	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	11%	9%
Average spending per proprietary basic card	4	2
Basic cards-in-force	10
United States (a):
Billed business	7
Average spending per proprietary basic card	1
Basic cards-in-force	5
Proprietary consumer card billed business (b)	4
Proprietary small business billed business (b)	11
Proprietary Corporate Services billed business (c)	7
Outside the United States (a):
Billed business	23	15
Average spending per proprietary basic card	15	7
Basic cards-in-force	16
Proprietary consumer and small business billed business (d)	17	9
Proprietary Corporate Services billed business (c)	20	12

(a) Captions not designated as “proprietary” include both proprietary and GNS data.

(b) Included in the U.S. Card Services segment.

(c) Included in the Global Commercial Services segment.

(d) Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected proprietary growth in Asia Pacific and Canada in the high single-digits and growth in Europe and Latin America in the low and mid teens.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses, 2 million and 3.7 million net cards were added during the nine months ended September 30, 2008, respectively.

Net card fees increased $214 million or 14 percent to $1.7 billion due to a higher average fee per proprietary card and card growth.

Travel commissions and fees increased $154 million or 11 percent to $1.6 billion reflecting an 11 percent increase in worldwide travel sales.

Other commissions and fees increased $18 million or 1 percent to $1.8 billion due to higher card-related assessments and conversion revenues, partially offset by a reclassification to other revenues of certain card service-related fees.

Securitization income, net decreased $310 million or 26 percent to $871 million due to a $221 million reduction in the fair value of the interest-only strip, and lower excess spread, net, driven by increased write-offs, partially offset by higher finance charge and fee revenues due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investor certificates.

Other revenues increased $332 million or 26 percent to $1.6 billion primarily due to the benefits of the CPS acquisition, higher network and partner-related revenues and the reclassification from other commissions and fees.

Interest income rose $171 million or 3 percent to $5.4 billion, reflecting an increase in cardmember lending finance revenue, which grew $204 million or 5 percent due to an 8 percent increase in average worldwide cardmember lending balances compared to the year ago period, partially offset by a lower portfolio yield due to the impact of reduced market interest rates on variably priced loans. The increase was also offset by interest income in the prior year on the Company’s loan to Delta Air Lines, which was repaid in April 2007 and was previously on non-accrual status.

Interest expense decreased $172 million or 6 percent to $2.6 billion, reflecting a lower cost of funds driven by reduced market interest rates on short-term and variable-rate debt, which more than offset the cost of higher funding levels to fund increased cash amounts and other liquidity resources.

Expenses

Consolidated expenses were $14.1 billion, up $998 million or 8 percent from $13.1 billion for the same period in 2007.

Marketing, promotion, rewards and cardmember services expenses increased $511 million or 10 percent to $5.6 billion compared to a year ago due to increased marketing and promotion expenses and higher volume-driven rewards.

Human resources expenses increased $429 million or 11 percent to $4.4 billion due to a higher level of employees, merit increases, and greater benefit costs and the pension-related gain in the year-ago period previously mentioned.

Professional services increased $130 million or 8 percent to $1.8 billion primarily due to higher technology-related consulting costs and increased credit and collection expenses.

Occupancy and equipment expenses increased $131 million or 12 percent to $1.2 billion compared to a year ago, primarily driven by an increase in software-related costs and higher rent and lease expenses.

Other, net expenses decreased $209 million or 21 percent to $770 million as a result of the settlement payments from MasterCard and Visa, lower litigation-related expenses, partially offset by expenses related to the CPS acquisition and gains related to the sale of the Company’s merchant-related operations in Russia in the year ago period.

Provisions for Losses

Consolidated provisions for losses increased $1.8 billion or 71 percent over last year to $4.4 billion, reflecting increases in the cardmember lending and charge card provisions due to the difficult U.S. credit environment, which led to increased write-off and delinquency rates versus last year and increased merchant-related reserves.

Charge card provision for losses increased $216 million or 30 percent to $937 million, reflecting higher write-off and delinquency rates compared to the same period a year ago, partially offset by a lower receivables balance.

Cardmember lending provision for losses increased $1.5 billion or 84 percent to $3.3 billion due to higher write-off and delinquency rates within the U.S. portfolio and the lending reserve addition in the second quarter of 2008, as well as increased average loan volumes offset by the $269 million net benefit from cardmember loan sales and maturities of securitized loans.

Income Taxes

The effective tax rate was 23 percent and 28 percent for the nine months ended September 30, 2008 and 2007, respectively.  The effective tax rate for the nine months ended September 30, 2008, included $151 million of tax benefits related to the resolution of certain prior years’ tax items.  The effective tax rate for the nine months ended September 30, 2007, included the $75 million tax benefit primarily related to the resolution of prior years’ tax items, and a $65 million tax benefit from the IRS related to the treatment of certain prior years’ card fee income.

Discontinued Operations

Loss from discontinued operations, net of tax was $106 million and $87 million for the nine months ended September 30, 2008 and 2007, respectively, primarily related to AEIDC’s mark-to-market adjustments and sales within the AEIDC investment portfolio.

Impact of Capital Markets Environment

The global money and capital markets have been experiencing periods of liquidity disruption and rate volatility for more than 12 months.  Liquidity, rate, and credit concerns were further exacerbated during September 2008, fed by heightened concerns about the global financial system after the Lehman Brothers’ Holding Company (Lehman) bankruptcy, the sale of Merrill Lynch to Bank of America, the U.S. government conservatorship of Fannie Mae and Freddie Mac, the U.S. government’s loan to American International Group, Inc., and similar instances of banking and financial distress and government action in the United Kingdom, Europe, and elsewhere.  If these unprecedented levels of volatility and disruption experienced since September continue or worsen, the Company’s funding capabilities, liquidity position, and investment portfolios will be further impacted.

Funding

Notwithstanding the difficult conditions in the financial markets during the past year, the Company has satisfied all maturing obligations and funded its growth through the end of the third quarter by accessing a variety of its funding sources, including long and short-term debt, off-balance sheet securitizations and bank deposits.  The Company’s issuances of debt securities and securitizations through September have, similar to most issuances across the capital markets, included spreads above benchmark rates that are significantly greater than those on similar issuances completed during the prior several years.  Since late September 2008, the market for the Company’s unsecured term debt and asset securitizations have been unavailable.  However, the Company has continued to issue commercial paper.  Its commercial paper issuances have occurred in similar daily average amounts and comparable rates but at shorter weighted average maturities than the Company’s historic trend.  The Company’s shorter maturities are consistent with the changes in issuance maturities occurring across the overall commercial paper market, as reported by the Federal Reserve.  The shortening of the maturities in the commercial paper markets makes it more difficult for the Company to manage its day-to-day cash flow.

Year-to-date through September, the Company has issued approximately $11.5 billion of AAA-rated charge and lending securitization certificates and $11.5 billion of unsecured debt across a variety of maturities and markets.  During the year, the Company retained approximately $656 million of related A-rated securities and $783 million of BBB-rated securities, as the pricing and yields for these securities due to the market conditions were not attractive for the Company.

The combined impact of the Company’s credit-related actions and the current economic environment likely will yield loan growth in the United States that is slower than the growth assumed in the Company’s initial plan. The slower loan growth, offset in part by the acquisition of CPS’ receivables, among other factors, has reduced the Company’s term debt (greater than 1 year original maturity) issuance plan. The Company’s current funding plan for the full year 2008 includes approximately $27 billion of term debt issuances (including securitizations). This plan is approximately $5 billion lower than the amount reported in the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2008.  Through September 30, 2008, the Company raised approximately $23 billion, or 85 percent of the $27 billion term funding plan.  The Company’s funding plans, however, are subject to various risks and uncertainties, such as future business growth, market capacity and demand for securities offered by the Company, regulatory and rating agency changes, ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions.  Many of these risks and uncertainties are beyond the Company’s control (See Item 1A. Risk Factors).

The Company regularly seeks to expand the capacity and diversity of its funding sources.  The Company has historically relied on the debt capital markets to satisfy a substantial amount of its funding needs, as do many financial services companies.  It has not historically gathered retail customer deposits; the majority of its deposits have historically been raised from institutional investors.  In August 2008, the Company, through its American Express Credit Corporation (Credco) subsidiary, commenced an InterNotes® program, which offers retail investors the opportunity to make unsecured medium and long-term fixed income investments in the Company.  Additionally, the Company launched in October a retail certificate of deposit (CD) program through the Company’s subsidiaries, American Express Centurion Bank (Centurion Bank) and American Express Bank, FSB (FSB and together with Centurion Bank, the Banks).  These CDs are offered to depositors with amounts that fully qualify for Federal Deposit Insurance Corporation (FDIC) deposit insurance protection.  The Company has raised approximately $1.1 billion of funding under these programs through October 28, 2008.

The mix of the Company’s funding sources will seek to achieve cost-efficiency consistent with its funding and liquidity strategies. Further disruptions and continued turmoil in the financial markets could result in changes in the amount, mix and cost of financing it obtains in the future from its existing funding sources.  The Company’s ability to obtain financing in the debt capital market for unsecured term debt and asset securitizations is subject to a renewal of investor demand that existed prior to the current heightened period of turmoil.  The Company is eligible and intends to access several of the U.S. government programs recently enacted to stabilize the credit markets (see further discussion under Liquidity below).

The Company has also moved to increase its flexibility in funding U.S. consumer and small business charge card receivables by amending the receivables purchase agreements between the Banks and Credco.  The previous agreements call for the Banks, which issue the Company’s U.S. consumer and small business charge cards, to sell all unsecuritized receivables relating to spending on those cards to Credco.  The amended agreements will give the Banks the flexibility to continue to sell the receivables to Credco or to retain the receivables and fund them from their own sources.   These amendments will allow the Company to shift from time-to-time the funding of those receivables from Credco to the Banks.  Credco, which raises funds for the purpose of buying receivables principally through the sale of commercial paper, including through the Federal Reserve’s Commercial Paper Financing Facility (CPFF) as well as medium- and long-term debt securities, can transfer proceeds of its funding activities in excess of its needs broadly to other subsidiaries of the Company, including to the Banks.  The Banks, in turn, have their own broad sources of funding and contingent liquidity.  As described below, the Banks are eligible to issue FDIC guaranteed senior unsecured debt, as well as have the capability of borrowing from the Federal Reserve Bank of San Francisco under the Federal Reserve’s Term Auction Facility (TAF) or, in a contingent situation, the discount window.  The new arrangements between Credco and the Banks will have no impact on Credco’s funding of U.S. corporate card charge card receivables and charge card receivables outside the U.S.

Recently, three of the four credit rating agencies that rate the Company provided updates on the Company’s ratings as follows:

•                  Moody’s Investors Services (Moody’s) - On October 20, 2008, Moody’s lowered the Long-term Senior ratings of the Company from A1 to A2, American Express Travel Related Services and several rated subsidiaries from Aa3 to A1 and revised its outlook of the Company and its subsidiaries from stable to negative.  This change, which brings the ratings for the Company’s funding subsidiaries to the same level as other rating agencies, reflects concerns regarding weakness in the broader economy and specific concerns regarding “negative asset quality trends and lending exposures.” Moody’s affirmed all of its short-term ratings. On October 23, 2008, Moody’s affirmed its ratings on all outstanding classes of rated asset-backed securities issued by the Company’s lending and charge trusts.

•                  Standard & Poor’s (S&P) - On October 21, 2008, S&P placed its long-term ratings on the Company and its subsidiaries (currently A+) on Creditwatch with negative implications. The rating agency review will focus on the ability of the Company to cope with the current operating environment as well as outlook for credit losses and profitability relative to the current rating level.  S&P’s affirmed its short-term ratings.

•                  Dominion Bond Rating Service (DBRS) - On October 21, 2008, DBRS announced that it has maintained its stable Long-term Senior ratings of the Company and its related subsidiaries (A (high)).

Maintenance of high and stable debt ratings is critical to ensuring the Company has continuous access to capital and credit markets at cost-effective rates. Historically, credit ratings have had a significant impact on the borrowing capacity and costs of the Company. The Company is in the process of assessing the impact of these rating changes in light of the current economic conditions.

Liquidity

As discussed in the Company’s current report on Form 8-K dated October 6, 2008, the upcoming approximate maturities of the Company’s long-term debt and debt issued in connection with off-balance sheet securitizations are as follows:

	Debt Maturities
(Billions) Quarter Ending:	Long-term	Off-Balance Sheet	Total
December 31, 2008	$3.6	$—	$3.6
March 31, 2009	$2.3	$1.5	$3.8
June 30, 2009	$7.2	$0.6	$7.8
September 30, 2009	$2.9	$2.7	$5.6
December 31, 2009	$2.9	$—	$2.9

As of September 30, 2008, the Company’s approximate U.S. capital market short-term outstandings were as follows:

(Billions)	Commercial Paper	Bank Time Deposits and Fed Funds	Total

Gross amount	$9	$9	$18	(a)
Proceeds from issuance invested in cash and cash equivalents	(5)	(7)	(12	)(b)
Net amount	$4	$2	$6

(a)	Excludes FDIC-insured demand deposits of approximately $4 billion and non-U.S. short-term term debt and deposits of approximately $3 billion.

(b)	Excludes cash and cash equivalents on hand for day-to-day operations.

In addition to the short- and long-term capital market programs that the Company has accessed to satisfy its funding needs, as of September 30, 2008, the Company had access to the following alternative funding sources:

•	$12 billion of cash and cash equivalents for liquidity purposes, which excludes cash and cash equivalents on hand to fund day-to-day operations;
•	a $5 billion liquidity investment portfolio;
•	a $5 billion undrawn committed facility to purchase securitized credit card receivables; and
•	$9 billion of undrawn committed bank credit facilities.

See discussion of the Primary Reserve Fund in the Investment Portfolio section.

FSB and Centurion Bank are insured depository institutions that have the capability of borrowing from the Federal Reserve Bank of San Francisco, subject to the amount of qualifying collateral that they pledge. On October 3, 2008, the Banks were approved to access the discount window and the TAF, subject to the discretion of the Federal Reserve Bank of San Francisco and sufficient credit card receivables pledged as collateral, thereby providing the Banks with an additional source of contingent liquidity, if needed.

The Company has approximately $45 billion in U.S. credit card loans and charge card receivables that could be sold over time through its existing securitization trusts, its undrawn committed securitization facility referred to above, or pledged in return for secured borrowings, to provide further liquidity, subject in each case to applicable market conditions and eligibility criteria.

On October 7, 2008, the Federal Reserve Board (the Board) announced the creation of the CPFF.  The CPFF provides three month liquidity to U.S. issuers of commercial paper through a special purpose vehicle (SPV), which purchases three month unsecured and asset-backed commercial paper directly from eligible issuers using financing provided by the Federal Reserve Bank of New York.  The commercial paper must be rated at least A1/P1/F1 by a major nationally recognized statistical rating organization (NRSRO) and, if rated by multiple major NRSROs, must be rated at least A1/P1/F1 by two or more NRSROs.

Eligible commercial paper issuers must register with the CPFF in order to sell commercial paper to the SPV.  Credco’s registration was accepted by the Board on October 23, 2008.  The maximum amount of a single issuer’s commercial paper the SPV may own at any time is limited to the greatest amount of U.S. dollar denominated commercial paper outstanding on any day between January 1 and August 31, 2008.  Credco’s greatest amount of commercial paper outstanding during the reference period was approximately $14.7 billion.  Credco paid a facility fee of approximately $15 million in connection with its registration in the program.  Accessing the CPFF will allow Credco to prudently manage its debt maturity and liquidity profiles and provide further diversity to its sources of funding.  On October 29, 2008, Credco, in addition to issuing commercial paper to its existing investor base, sold commercial paper to the SPV.  The commercial paper sold to the SPV matures on January 27, 2009, and was sold on a discounted basis at an interest rate equal to 1.84 percent per annum. In addition, pursuant to the terms of the CPFF, Credco paid an unsecured credit surcharge equal to 1 percent per annum on the face value of the amount borrowed. The SPV is currently scheduled to cease purchasing commercial paper on April 30, 2009, unless the Board extends the facility. Credco expects to access the funding available through the CPFF from time-to-time during the life of the facility, subject to market conditions and Credco’s continuing to meet the eligibility criteria for participation in the facility.

On October 14, 2008, the FDIC announced the establishment of a new program – the Temporary Liquidity Guarantee Program (TLGP) – to temporarily guarantee newly-issued senior unsecured debt of eligible entities, including insured banks, and to provide guarantee coverage to non-interest-bearing transaction accounts in FDIC-insured institutions, regardless of amount. Under the plan, certain newly-issued senior unsecured debt issued on or before June 30, 2009, would be eligible for insurance benefits in the event the issuing entity subsequently fails or becomes bankrupt.  Coverage would be limited to June 30, 2012, even if the maturity of covered debt exceeds that date. The amount of debt covered by the TLGP generally may not exceed 125 percent of debt that was outstanding as of September 30, 2008, and that was scheduled to mature before June 30, 2009, and the FDIC may restrict a participating entity to less than the 125 percent limit and/or impose other limits or requirements. The Company believes that its subsidiary Banks, as FDIC depository institutions, are both eligible to participate in this program. The Banks’ senior unsecured debt as of September 30, 2008, that is scheduled to mature within the reference period is approximately $7.1 billion.

In consideration of all the funding sources described above, the Company believes that it would have access to liquidity to satisfy all maturing obligations and fund normal business operations for at least a 12-month period in the event that access to the secured and unsecured fixed income capital markets was completely interrupted for that length of time. This excludes any impact if the securitization trusts were to meet certain events that would require an early amortization.  These events are not considered likely to occur.

See Financing Activities section for discussion of the potential impact on the Company’s liquidity of decreasing rates of excess spread.

Investment Portfolios

The Company’s investment portfolios support specific business purposes.  The most significant business purposes and the related investments used to support those business purposes are as follows:

Business Purpose	Investments
Travelers Cheques	State and municipal obligations Corporate debt obligations

Insurance	State and municipal obligations

Contingent liquidity

U.S. government obligations
U.S. government-sponsored-entities senior unsecured obligations
(In addition, the Company considers cash items such as money market funds and short-term time deposits as part of its contingent liquidity resources)

AEIDC – discontinued operations	Mortgage and other asset-backed securities

The Company’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs of the respective business purpose can be met without relying on the sale of investments prior to maturity.  As a result, the Company generally holds its investments until their maturity.  However, management may sell securities prior to their maturity due to changes in Company-specific business goals, liquidity needs, and the credit and capital market environment, and therefore it is important for the Company to invest in securities with sufficient liquidity to ensure changes to cash needs may be met.

All of the Company’s investments included in continuing operations are classified as available-for-sale.  The Company reviews its investments at least quarterly and more often as market conditions may require to evaluate their fair values and to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairments for available-for-sale securities is a subjective process, requiring the use of various assumptions and application of judgment.

State and Municipal Obligations

Total gross unrealized losses related to state and municipal securities amounted to approximately $790 million and $136 million at September 30, 2008 and December 31, 2007, respectively.

Unrealized losses on securities may be caused by changes in market interest rates, which include both benchmark interest rates such as Treasury rates and liquidity and credit spreads that apply across the entire market, and specific credit events associated with individual issuers.  In addition, unrealized losses may also be caused by excess supply of securities in the market caused by unusual activity in the credit markets.  The gross unrealized losses on the state and municipal securities are attributable in part to pricing pressures resulting from the excess supply of these types of securities in the market that were caused by unusually high redemptions of municipal money market funds that occurred in September 2008.  The Company believes it has the ability and intent to hold these securities for a time sufficient to allow market conditions to stabilize and recover the unrealized losses.  The Company expects that the contractual principal and interest will be received on these securities. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive (loss) income until disposition of the investments.

Approximately 63 percent of state and municipal investments owned by the Company are insured by financial guarantors that guarantee timely payment of interest and ultimate payment of principal on insured obligations. At September 30, 2008, the state and municipal investments owned by the Company were rated as follows:

	Higher of Financial	Underlying Issuers’
	Guarantors’ and Underlying	Ratings without
	Issuers’ Ratings	Regard to Guarantors
AAA	36%	22%
AA	35%	31%
A	25%	37%
BBB	4%	9%
BB	—%	1%

To date, the Company has not realized any losses as a result of financial guarantors’ credit problems.

Government Sponsored Entities

At September 30, 2008, the Company owned approximately $3.1 billion of senior unsecured debentures issued by Government Sponsored Entities (GSEs): Fannie Mae and Freddie Mac. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into conservatorship run by FHFA.  These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs and had a slight positive impact on the fair value of these securities.  The total net unrealized gains on these securities were approximately $17 million at September 30, 2008.

Mortgage and Other Asset-Backed Securities

The Company’s exposure to mortgage and other asset-backed securities, excluding the investments in retained subordinated securities from the Company’s securitization programs ($1.3 billion at September 30, 2008), decreased substantially to $390 million at September 30, 2008, from $2.5 billion at December 31, 2007.  Of the $390 million in mortgage and other asset-backed securities, $321 million are used to support the AEIDC certificate business and are included in assets of discontinued operations.  The decrease in mortgage and asset-backed securities was primarily due to the sale and maturities of approximately $1.1 billion of investment securities used to support the AEIDC certificate business, and $838 million of investments included in the sale of AEB.

At September 30, 2008, the Company’s remaining asset-backed securities were rated as follows:

•                  AAA – 87%

•                  AA – 7%

•                  A – 2%

•                  BBB – 4%

During the third quarter of 2008, five separate asset-backed securities held by the Company at September 30, 2008, with a value of approximately $29 million were downgraded but remain investment grade.

Of the $390 million in mortgage and other asset-backed securities, $69 million of asset-backed securities are classified as available-for-sale within continuing operations and are rated AAA.  Total gross unrealized losses at September 30, 2008, related to the asset-backed securities classified as available-for-sale amounted to approximately $1 million.

Money Market Mutual Fund

At September 30, 2008, the Company owned a $500 million investment in the Primary Reserve Fund (the Fund), a money market fund.  The net asset value of the Fund fell below $1 per share in September 2008.  The Company recorded a loss of $15 million related to its investment in the Fund.  The Company filed a redemption order with Reserve, the Fund sponsor in September 2008.  Redemptions from the Fund have been suspended and the timing of receipt of the proceeds cannot be determined at this time. The amount due from the Fund is recorded in other receivables in the Company’s Consolidated Balance Sheets.

With the exception of its exposure to the Fund, the Company did not experience any defaults or events of default, or determine it would not receive timely contractual payments of interest and repayment of principal on any of its holdings in its investment portfolios, in the third quarter of 2008.

Certain Legislative and Regulatory Developments

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries.  Among other recent regulatory developments, in May 2008, federal bank regulators in the U.S. proposed amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending that would restrict certain credit and charge card practices and require expanded disclosures to consumers.  Similar legislative initiatives have been proposed.  The proposed regulatory amendments include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates.  The Company is continuing to evaluate the proposals, but if the regulatory amendments are adopted as proposed and the Company was not to take offsetting actions to mitigate their impact, they would have a material adverse effect on the Company’s results of operations.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards.  Although investigations into the way bankcard network members collectively set the “interchange” (i.e., the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, a bill was introduced in Congress in early 2008 designed to give merchants antitrust immunity to negotiate interchange collectively with Visa and MasterCard.  Although unlike the Visa and MasterCard networks, the American Express network does not collectively set interchange fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks.

In addition, the Financial Accounting Standards Board is considering whether to propose amendments that would significantly affect the accounting for off-balance sheet securitization activities, which could, if ultimately adopted, result in the Company’s having to consolidate the assets and liabilities of the American Express Credit Account Master Trust (the Lending Trust).  While the Company’s consolidated capital allocation process already considers the capital needs associated with off-balance sheet assets, any consolidation of the Lending Trust could require Centurion Bank and FSB to increase capital on their respective balance sheets to satisfy regulatory capital requirements.

Fair Value Measurements

Effective January 1, 2008, the Company partially adopted SFAS No. 157 for its financial assets and liabilities that are accounted for at fair value.  SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.  The Company’s partial adoption of SFAS No. 157 did not result in significant changes to the valuation techniques it had previously used to measure the fair value of its financial assets and liabilities.  Therefore, the primary impact to the Company upon its partial adoption of SFAS No. 157 was expanding its fair value measurement disclosures. Effective September 30, 2008, the Company adopted FSP No. FAS 157-3 “Determining the Fair Value of a Financial Asset When the Market for that Asset is Not Active” (FSP FAS 157-3), which applies to financial assets that are required or permitted to be measured at fair value in accordance with SFAS No. 157, and clarifies the application of SFAS No. 157 for assets in markets that are not active.  The adoption of FSP FAS 157-3 did not have a significant impact on the Company’s financial position or results of operations, nor did it have a significant impact on the valuation techniques used by the Company in measuring the fair value of its financial assets.

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

The fair market values for the Company’s investments are determined from the following sources:

Description of Securities	Pricing Services (b)	Internal Model (c)
State and municipal obligations	$6,021	$—
U.S. Government and agencies obligations	5,092	—
Mortgage and other asset-backed securities (a)	69	—
Equity securities	326	—
Corporate debt securities	275	—
Foreign government bonds and obligations	101	—
Other	106	1,287
Total	$11,990	$1,287

(a)

Does not include $321 million of mortgage and other asset-backed securities used to support the AEIDC certificate business which are included in Assets of Discontinued Operations. Of the $321 million, $308 million are valued by pricing services and are classified in Level 2 of the fair value hierarchy, and $13 million are valued by single, non-binding broker quotes and are classified in Level 3 of the fair value hierarchy. See Note 2 and 7 of the Company’s Consolidated Financial Statements for further details regarding its fair value measurements.

(b)

Pricing services include individual pricing vendors as well as media services such as Bloomberg. The Company receives one price for each security, and does not adjust the price obtained. In addition, the pricing vendors do not apply any adjustments to the pricing models used. With the exception of the $13 million in other asset-backed securities discussed above, the securities priced using pricing services are classified in Level 2 of the fair value hierarchy.

(c)

Represents A-rated and BBB-rated retained subordinated securities from the Company’s securitization program, classified in Level 3 of the fair value hierarchy. See Note 7 of the Company’s Consolidated Financial Statements for further details regarding its fair value measurements.

The inputs to the valuation techniques vary depending on the type of security being priced but include benchmark yields, credit spread commensurate with the risk of the respective securities, and prepayment rate of the security or similar securities.  Valuations of securities held within the Company’s investment portfolio are subject to changes in these inputs due to external market factors including default rates, rating agency actions, the prices at which observable market transactions occur, and the volume of observable market transactions.  However, the Company does not anticipate any significant impact on its operations, liquidity or capital resources as a result of a change in fair value of these instruments.

At September 30, 2008, the Company reaffirmed its understanding of the valuation techniques used by its pricing vendors.  Pricing services only provide a security price if there is sufficient market activity to obtain observable market inputs.  The Company uses non-binding broker quotes or internal models to determine the price of a security if the pricing service is unable or unwilling to provide a security price due to the lack of observable inputs.  Pricing services were unable to provide prices on two mortgage-backed securities due to insufficient market activity.  These two securities, totaling $13 million, are included in assets of discontinued operations. In addition, the Company corroborates the prices provided by its pricing vendors to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

At September 30, 2008, the fair value of the Company’s financial instruments categorized as Level 3 were its A-rated and BBB-rated retained subordinated interests (included in the table above) and its interest-only strip of $1.3 billion and $38 million, respectively.  These financial instruments represent approximately 1 percent of the Company’s total assets and less than 10 percent of the Company’s assets measured at fair value. The Company believes the fair values of these financial instruments would approximate the amount received if the Company had sold these instruments in the open market on the measurement date. See Note 7 of the Company’s Consolidated Financial Statements for further details regarding its fair value measurements.

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

During the three and nine months ended September 30, 2008, the Company paid $209 million and $627 million in dividends and share repurchases as discussed below.  Including dividends and share repurchases, during the three and nine months ended September 30, 2008, the Company returned approximately 24 percent and 31 percent, respectively, of total capital generated to shareholders.  On a cumulative basis, since the inception of the share repurchase program in 1994, approximately 68 percent of capital generated has been returned to shareholders.

Share Repurchases

The Company has a share repurchase program to return equity capital in excess of its business needs to shareholders.  These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.  The Company repurchases its common shares primarily by open market purchases.  The Company reduced its level of share repurchases in the first quarter of 2008 from previous levels in order to use the funds generated from operations to acquire the CPS business from GE.  No shares have been repurchased since the first quarter of 2008 in light of the uncertain U.S. economic environment. During the nine months ended September 30, 2008, the Company purchased 4.7 million common shares at an average price of $46.10.  Going forward, the Company will forgo further share repurchases until business conditions improve. The Company remains committed to maintaining a strong capital position.

At September 30, 2008, there are approximately 100 million shares remaining under authorizations to repurchase shares approved by the Company’s Board of Directors.  Generally the Company retires shares upon repurchase; however, at September 30, 2008, it held approximately 372,000 shares in treasury that are not considered outstanding for earnings per common share computation purposes. For additional information regarding the Company’s share repurchases during the three months ended September 30, 2008, see Item 2(c) in Part II.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the nine months ended September 30, 2008 and 2007, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses.  In addition, net cash was provided by fluctuations in other receivables and liabilities (including the Membership Rewards liability) for the nine months ended September 30, 2008.  These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Management believes cash flows from operations, available cash balances and borrowings will be sufficient to fund the Company’s operating liquidity needs. See Liquidity section for further discussion on the Company’s liquidity needs.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s available-for-sale investment portfolio.

For the nine months ended September 30, 2008, net cash provided by investing activities was primarily due to proceeds from cardmember loan securitizations, maturity, redemption and sale of investments, and cash provided by investing activities of discontinued operations, partially offset by the purchase of investments, maturities of cardmember loan securitizations, and acquisitions and dispositions. For the nine months ended September 30, 2007, net cash used in investing activities was primarily due to the net increase in cardmember loans and receivables, the purchase of investments, maturities of cardmember loan securitizations, and cash used in investing activities of discontinued operations, partially offset by the proceeds from cardmember loan securitizations and maturities, redemption and sales of investments.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing debt and taking customer deposits.

For the nine months ended September 30, 2008, net cash used in financing activities was primarily due to net cash used in financing activities of discontinued operations, decrease in customers’ deposits and a net decrease in debt.  For the nine months ended September 30, 2007, net cash provided by financing activities was primarily due to a net increase in debt partially offset by a decrease in customer deposits and repurchases of the Company’s common shares.

Financing Activities

The Company’s assets and growth have been financed primarily through the issuances of senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, commercial paper, bank notes, customer deposits, medium-term notes, and bank borrowings.  Short-term debt at September 30, 2008, decreased $3.9 billion from December 31, 2007, primarily due to reduced market availability for borrowed funds and commercial paper during the third quarter of 2008. Long-term debt at September 30, 2008, increased $2.5 billion from December 31, 2007, as a result of $13.3 billion issuances offset by $10.3 billion of maturities as well as the revaluation of certain foreign currency denominated debt.

At September 30, 2008, the American Express Company (Parent Company) had an unspecified amount of debt and equity securities, and Credco, a wholly-owned subsidiary of the Company, had an unspecified amount of debt available for issuance under shelf registrations filed with the Securities and Exchange Commission (SEC).  In addition, certain subsidiaries of the Company have established a program for the issuance of debt instruments outside the United States to be listed on the Luxembourg Stock Exchange.  On July 18, 2008, this program was renewed and the maximum aggregate principal amount of debt instruments outstanding at any one time under the program was increased to $50.0 billion.  At September 30, 2008, $4.0 billion was outstanding under this program.

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

The table below summarizes certain key metrics reported by the Lending Trust and the American Express Issuance Trust (the Charge Trust) in their September 2008 monthly servicer reports:

	Lending Trust				Charge Trust
	Month of September 2008		Three-Month Average September 2008		Month of September 2008		Three-Month Average September 2008
Total Trust Excess Spread Rate, net (d)	7.94	%(a)	8.48	%(a)	24.84	%(b)	25.38	%(b)

(a)   Total Trust Excess Spread Rate, net in the Lending Trust is the sum of the net cash flows of the (i) excess spread, net and (ii) issuer rate, as a percentage of the outstanding investors’ certificates. Excess spread, net is the net cash flows from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investors’ certificates, credit losses, contractual servicing fees and other expenses.  The deductions may be a greater amount than the collections, resulting in negative spread losses.  Excess spread, net is reported by the Company in securitization income, net in the Consolidated Statements of Income.  See Note 6 in the Company’s Consolidated Financial Statements for the disclosure of excess spread, net.

Issuer rate collections are a portion of monthly discount revenue that is earned and collected by the Company on new transactions by cardmembers that have their loans sold into the Lending Trust.  These cash flows are available to pay monthly Lending Trust expense.  The issuer rate is reported in discount revenue in the Company’s Consolidated Statements of Income.

(b)   Total Trust Excess Spread Rate, net in the Charge Trust is the net cash flows from the discounted portion of principal collections allocated to the investors’ interests after deducting the interest paid on investors’ notes, credit losses, contractual servicing fees and other expenses, as a percentage of the outstanding investors’ notes.

As described in (a) above, the excess spread, net in the Lending Trust could become negative. This would be reflected as an expense in securitization income, net in the Company’s Consolidated Statements of Income and as a reduction of the Total Trust Excess Spread Rate, net.  In the event the Total Trust Excess Spread Rate, net is reduced below certain levels for either the Lending Trust or the Charge Trust, certain triggering events would occur, including:

•      If the three-month average Total Trust Excess Spread Rate, net falls below five percent or four percent for the Lending Trust and Charge Trust, respectively, the affected Trust is required to fund a cash reserve account (from cash that would normally revert back to the Company through its subsidiaries) in increasing amounts from $60 million up to a maximum of approximately $2.0 billion for the Lending Trust and from $52 million up to a maximum $207 million for the Charge Trust, depending on the Total Trust Excess Spread Rate, net; and

•      If the three-month average Total Trust Excess Spread Rate, net for either Trust falls below zero percent, an early amortization of the affected Trust will occur, as described in more detail below.  The applicable cash reserve account (see above) for each Trust is available to the investors if the collections from the securitized loans and receivables are insufficient to pay the principal balance of the investors’ notes and certificates.

An early amortization event may also occur if the Company’s undivided, pro rata interest in the Trusts, the “seller’s interest”, represents less than 7 percent of the outstanding securities in the Lending Trust or 15 percent of the total receivables in the Charge Trust.  As of September 30, 2008, the amount of seller’s interest was approximately 44 percent of the outstanding securities in the Lending Trust and 25 percent of the total receivables in the Charge Trust.

In the event of an early amortization of the Lending Trust the lending receivable assets and investor certificates issued by the Lending Trust ($29 billion at September 30, 2008) would revert to the Company’s balance sheet and the investor certificates would have to be repaid over an approximate four month period, based on the estimated average life of the securitized loans.  Although the repayment of the investor certificates is non-recourse to the Company, the Company would need an alternate source of funding for the lending receivable assets that, as a consequence of the early amortization, would revert to the Company’s balance sheet, as well as for lending receivables that would be generated in the future from the accounts that are the source of the reverted receivables. Obtaining an alternate source of funding of a commensurate amount would present a severe liquidity challenge for the Company.  In addition, had a total paydown of the Lending Trust hypothetically occurred at a single point in time at September 30, 2008, the cumulative negative effect on results of operations would have been approximately $1.67 billion pretax to re-establish credit loss reserves for the lending receivable assets put back on the Company’s balance sheet and to derecognize the retained interest assets related to these securitizations.

In the event of an early amortization of the Charge Trust the underlying investor notes issued by the Charge Trust ($5.2 billion at September 30, 2008) would have to be repaid over an approximate one month period.   This would be a significant liquidity challenge for the Company, whereby an alternate source of funding of a commensurate amount would have to be obtained by the Company.  There would be no other financial reporting impacts to the Company as the assets and liabilities of the Charge Trust are included in the Company’s Consolidated Balance Sheets.

In the first two weeks of October, the one month LIBOR rate increased significantly, and the prime rate was reduced, which negatively affects the Company’s expected Total Trust Excess Spread Rate, net for October.  Expected increases in future write-offs will continue to decrease the Company’s Total Trust Excess Spread Rate, net.  The Company plans to take actions to mitigate this decreasing rate, including pricing increases to certain of the Company’s lending products.  To the extent the Total Trust Excess Spread rate is reduced to levels that require the Company to fund significant amounts in a special cash reserve account or repay investor certificates due to an early amortization event, the Company’s ability to access the capital markets going forward may be impacted materially.

At September 30, 2008, the Company maintained committed bank lines of credit totaling $11.9 billion, of which $3.0 billion was drawn as part of the Company’s funding activities. Credco has the right to borrow a maximum amount of $11.1 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.2 billion reduction in the amount available to the Parent Company.

The Parent Company is authorized to issue commercial paper.  This program is supported by $1.2 billion of committed bank facilities available to the Company, which expire in 2010 and 2012 in the amounts of $500 million and $750 million, respectively.  There was no Parent Company commercial paper outstanding during the three months ended September 30, 2008, and no borrowings have been made under its bank credit facilities.

Airline Industry Matters

Many industry analysts and some carriers have indicated that there could be consolidation in the airline industry in 2008, both in the United States and in some other countries.  The Company would not expect consolidation to have a significant effect on its merchant relationships with the airlines. However, airlines are also some of the most important and valuable partners in the Company’s Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine, within the framework defined in its Membership Rewards contract, whether or not to continue participation. Similarly, if one of the Company’s co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer, subject to terms of the corresponding co-brand contracts. If a surviving airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, the Company’s business could be adversely affected. The Company has multiple co-brand relationships and rewards partners. The Company’s largest airline co-brand partner is Delta Air Lines (Delta), which merged with Northwest Airlines (which has a co-brand relationship with U.S. Bancorp) on October 29, 2008. American Express’ Delta SkyMiles Credit Card co-brand portfolio accounts for approximately 5 percent of the Company’s worldwide billed business and less than 15 percent of worldwide cardmember lending receivables.

This year has seen a significant number of airline bankruptcies and liquidations, driven in part by volatile fuel costs, which is creating additional risk to the Company.  The current environment poses heightened challenges to our ability to manage this risk.  For example, more airlines are converting their bankruptcy restructurings into liquidations or, in some instances, moving directly to liquidation thereby giving the Company less time to cover the Company’s exposure.  Historically, the Company has not experienced significant revenue declines when a particular airline scales back or ceases operations due to a bankruptcy or other financial challenges. This is because volumes generated by that airline are typically shifted to other participants in the industry that accept the Company’s card products. Nonetheless, the Company is exposed to business and credit risk in the airline industry primarily through business arrangements where the Company has remitted payment to the airline for a cardmember purchase of tickets that have not yet been used or “flown.” In the event that the cardmember is not able to use the ticket and the Company, based on the facts and circumstances, credits the cardmember for the unused ticket, this business arrangement creates a potential exposure for the Company. This credit exposure is included in the maximum amount of undiscounted future payments disclosed in Note 12 to the Company’s Consolidated Financial Statements.  Historically, even for an airline that is operating under bankruptcy protection, this type of exposure has not generated any significant losses for the Company because an airline operating under bankruptcy protection needs to continue accepting credit and charge cards and honoring requests for credits and refunds in the ordinary course of its business.  Typically, as an airline’s financial situation deteriorates, the Company delays payment to the airline thereby increasing cash withheld to protect the Company in the event the airline is liquidated. The Company’s goal in these distressed situations is to hold sufficient cash over time to ensure that upon liquidation, the cash held is equivalent to the credit exposure related to any unused tickets. The Company has not to date experienced significant losses from airlines that have ceased operations and entered into liquidation proceedings.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

(Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$2,623	$2,632	$7,971	$7,688
Cardmember lending finance revenue	1,087	1,224	3,379	3,458
Securitization income:
Excess spread, net (excluding servicing fees) (a)	184	277	711	773
Interest-only strip mark-to-market	(100)	(13)	(221)	48
Servicing fees	141	108	398	311
(Losses) gains on sales from securitizations (b)	(25)	20	(17)	49
Securitization income, net	200	392	871	1,181
Total revenues	3,910	4,248	12,221	12,327
Interest expense
Cardmember lending	290	402	940	1,078
Charge card and other	161	257	507	736
Revenues net of interest expense	3,459	3,589	10,774	10,513
Expenses
Marketing, promotion, rewards and cardmember services	1,245	1,191	3,629	3,401
Human resources and other operating expenses	909	848	2,715	2,483
Total	2,154	2,039	6,344	5,884
Provisions for losses	941	638	3,338	1,859
Pretax segment income	364	912	1,092	2,770
Income tax provision	120	320	304	954
Segment income	$244	$592	$788	$1,816

(a) Excess spread, net is the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, and other expenses.

(b) Excludes $189 million and $(38) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2008, as well as $47 million and $(18) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2007, reflected in the provisions for losses for each respective period.  Excludes $446 million and $(177) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2008, as well as $114 million and $(84) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2007, reflected in the provisions for losses for each respective period.

U.S. Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Card billed business	$97.9	$94.2	$290.0	$274.0
Total cards-in-force (millions)	44.7	42.9	44.7	42.9
Basic cards-in-force (millions)	33.4	31.8	33.4	31.8
Average basic cardmember spending (dollars)	$2,950	$2,986	$8,836	$8,844
U.S. Consumer Travel:
Travel sales (millions)	$771	$743	$2,458	$2,268
Travel commissions and fees/sales	8.2%	8.5%	8.3%	8.0%
Total segment assets	$80.5	$79.0	$80.5	$79.0
Segment capital (millions) (a)	$5,069	$4,468	$5,069	$4,468
Return on average segment capital (b)	17.0%	50.5%	17.0%	50.5%
Return on average tangible segment capital (b)	17.7%	52.5%	17.7%	52.5%
Cardmember receivables:
Total receivables	$18.8	$19.4	$18.8	$19.4
90 days past due as a % of total	4.2%	3.9%	4.2%	3.9%
Net loss ratio as a % of charge volume	0.47%	0.34%	0.42%	0.30%
Cardmember lending – owned basis (c):
Total loans	$34.6	$40.0	$34.6	$40.0
30 days past due loans as a % of total (d)	3.9%	2.4%	3.9%	2.4%
Average loans	$36.3	$38.6	$38.0	$35.9
Net write-off rate (e)	6.1%	3.0%	5.4%	3.0%
Net finance revenue(f)/average loans	8.7%	8.5%	8.6%	8.9%
Cardmember lending – managed basis (g):
Total loans	$64.4	$61.5	$64.4	$61.5
30 days past due loans as a % of total (d)	3.9%	2.4%	3.9%	2.4%
Average loans	$64.7	$60.0	$64.6	$56.6
Net write-off rate (e)	5.9%	3.0%	5.1%	2.9%
Net finance revenue (f)/average loans	9.1%	8.9%	9.2%	9.1%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)

Return on average segment capital is calculated by dividing (i) segment income ($795 million and $2.3 billion for the one year periods ended September 30, 2008 and 2007, respectively) by (ii) average segment capital ($4.7 billion and $4.5 billion for the one year periods ended September 30, 2008 and 2007, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $188 million and $169 million at September 30, 2008 and 2007, respectively. The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business growth.

(c)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included in the Company’s Consolidated Balance Sheets.

(d)

This metric was revised for the USCS segment to align with industry practice and the ICS segment whereby payments made by U.S. cardmembers after billing cycle cut but before month-end are applied to their oldest balances. Previously, USCS applied such payments to current balances.

(e)

In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate. Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees. However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures. The Company is presenting the net write-off rate using the net write-off amounts for principal only, consistent with industry convention.

(f)

Net finance revenue, which represents cardmember lending finance revenue (including interest and fees) less cardmember lending interest expense, is computed on an annualized basis. Reserves and net write-offs related to interest and fees are recorded through Provision for losses - Cardmember lending.

(g)

Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the USCS managed basis section for further discussion.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $244 million for the three months ended September 30, 2008, a $348 million or 59 percent decrease from $592 million for the same period a year ago.  For the nine months ended September 30, 2008, U.S. Card Services reported segment income of $788 million, a $1.0 billion or 57 percent decrease from $1.8 billion for the same period a year ago.

Revenues net of interest expense decreased $130 million or 4 percent for the three months ended September 30, 2008, primarily due to lower securitization income, net and cardmember lending finance revenue, partially offset by a decrease in interest expense.  Revenues net of interest expense increased $261 million or 2 percent for the nine months ended September 30, 2008, due to a decrease in interest expense, an increase in discount revenue and net card fees and other, partially offset by lower securitization income, net and cardmember lending finance revenue.

Discount revenue, net card fees and other of $2.6 billion for the three months ended September 30, 2008, decreased $9 million or less than 1 percent from the same period a year ago, largely due to lower commissions and assessments, partially offset by greater billed business volumes and higher net card fees.  Discount revenue, net card fees and other of $8.0 billion increased $283 million or 4 percent for the nine months ended September 30, 2008, primarily due to greater billed business volumes, higher net card fees and other revenue, partially offset by lower other commissions and assessments and by lower interest income due to the Company’s loan to Delta Air Lines as previously mentioned.  The 4 percent and 6 percent increase in billed business for the three and nine months ended September 30, 2008, respectively, reflected 5 percent growth in basic cards-in-force for both the three and nine months ended September 30, 2008. Within the U.S. consumer business, billed business grew 1 percent and 4 percent during the three and nine months ended September 30, 2008, respectively, and small business volumes rose 10 percent and 11 percent during the three and nine months ended September 30, 2008. Cardmember lending finance revenue decreased $137 million or 11 percent to $1.1 billion for the three months ended September 30, 2008, due to a decrease of 6 percent in average owned lending balances and lower yields.  Cardmember lending finance revenue during the nine months ended September 30, 2008, decreased $79 million or 2 percent compared to the same period a year ago to $3.4 billion primarily due to a lower portfolio yield due to the impact of the reduced market interest rates on variably priced loans, partially offset by 6 percent growth in average owned lending balances. Cardmember lending interest expense of $290 million and $940 million for the three and nine months ended September 30, 2008, respectively, decreased $112 million or 28 percent and $138 million or 13 percent as compared to a year ago, reflecting a lower cost of funds in both periods and lower average owned lending balances in the third quarter 2008. Charge card and other interest expense decreased $96 million or 37 percent and $229 million or 31 percent to $161 million and $507 million during the three and nine months ended September 30, 2008, respectively, due to the impact of lower cost of funds, partially offset by slight growth in business volumes during both periods.

Securitization income, net decreased $192 million or 49 percent and $310 million or 26 percent for the three and nine months ended September 30, 2008, respectively, due to lower excess spread, net, driven by increased write-offs, partially offset by higher finance charge and fees revenue due to a greater average balance of securitized loans and lower interest expense due to lower rates paid on investor certificates, and a reduction in the fair value of the interest-only strip.

Expenses increased $115 million or 6 percent and $460 million or 8 percent for the three and nine months ended September 30, 2008, respectively, primarily due to higher marketing, promotion, rewards and cardmember services costs and greater human resources and other operating expenses.  There were no reengineering charges in the three and nine months ended September 30, 2008, and the three months ended September 30, 2007, as compared to $13 million of reengineering charges for the nine months ended September 30, 2007, primarily relating to restructuring activities in the U.S. card business.

Marketing, promotion, rewards and cardmember services expenses of $1.2 billion for the three months ended September 30, 2008, increased $54 million or 5 percent due to greater rewards costs and cardmember services costs, which were partially offset by lower marketing and promotion expenses.  Marketing, promotion, rewards and cardmember services expenses of $3.6 billion for the nine months ended September 30, 2008, increased $228 million or 7 percent primarily due to volume driven increased rewards and cardmember services costs and higher marketing and promotion expenses compared to a reduced spending level in the first half of 2007.  Human resources and other operating expenses of $909 million and $2.7 billion for the three and nine months ended September 30, 2008, respectively, increased $61 million or 7 percent and $232 million or 9 percent from a year ago.  The increase was primarily due to higher technologies investment, increased credit and collection costs, and increased professional services fees in both periods and the pension-related gain in the year ago period as previously mentioned.

Provisions for losses of $941 million and $3.3 billion for the three and nine months ended September 30, 2008, respectively, increased $303 million or 47 percent and $1.5 billion or 80 percent due to higher write-off and delinquency rates within the U.S. portfolio and the lending reserve addition in the second quarter of 2008, as well as increased average loan volumes partially offset by the $151 million and $269 million net benefit from cardmember loan sales and maturities of securitized loans for the three and nine months ended September 30, 2008, respectively.

The effective tax rate was 33 percent and 28 percent for the three and nine months ended September 30, 2008, respectively, and 35 percent and 34 percent for the three and nine months ended September 30, 2007.  The effective tax rate in the three month period ended September 30, 2008, reflected $22 million of the previously mentioned benefits related to the resolution of certain prior years’ tax items while the effective tax rate for the nine months ended September 30, 2008, reflected $102 million of the tax benefits discussed previously. The effective tax rate during the three months ended September 30, 2007, reflected $18 million of the tax benefit discussed previously, while the effective tax rate for the nine months ended September 30, 2007, reflected an additional $56 million of the tax benefit from the IRS related to the treatment of the prior years’ card fee income as previously discussed.

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

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and provisions for losses for cardmember lending.  At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain or loss on sale is reflected in securitization income, net.  There is also an impact to provisions for losses (credit reserves are no longer recorded for the cardmember loans once sold).  Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts, in addition to changes in the fair value of the interest-only strip, are reflected in securitization income, net and fees and commissions.  The Company also recognizes cardmember lending finance revenue over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest).  At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in provisions for losses.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs).  The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

(Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,623	$2,632	$7,971	$7,688
Securitization adjustments (a)	122	67	290	234
Managed discount revenue, net card fees and other	$2,745	$2,699	$8,261	$7,922

Cardmember lending finance revenue:
Reported for the period (GAAP)	$1,087	$1,224	$3,379	$3,458
Securitization adjustments (a)	883	821	2,610	2,302
Managed cardmember lending finance revenue	$1,970	$2,045	$5,989	$5,760

Securitization income, net:
Reported for the period (GAAP)	$200	$392	$871	$1,181
Securitization adjustments (a)	(200)	(392)	(871)	(1,181)
Managed securitization income, net	$—	$—	$—	$—

Cardmember lending interest expense:
Reported for the period (GAAP)	$290	$402	$940	$1,078
Securitization adjustments (a)	196	302	600	849
Managed cardmember lending interest expense	$486	$704	$1,540	$1,927

Provisions for losses:
Reported for the period (GAAP)	$941	$638	$3,338	$1,859
Securitization adjustments (a)	629	226	1,425	608
Managed provisions for losses	$1,570	$864	$4,763	$2,467

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

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other increased $46 million or 2 percent and $339 million or 4 percent as compared to the same period a year ago to $2.7 billion and $8.3 billion for the three and nine months ended September 30, 2008, respectively, largely due to increases in billed business volumes and higher net card fees, partially offset by lower other investment and interest income in both periods and a decrease in other commissions and fees in the third quarter.  Cardmember lending finance revenue for the three months ended September 30, 2008, decreased $75 million or 4 percent as the 8 percent growth in average lending balances was more than offset by a lower portfolio yield, reflecting the impact of reduced market interest rates on variably priced loans.  Cardmember lending finance revenue for the nine months ended September 30, 2008, increased $229 million or 4 percent primarily due to 14 percent growth in the average managed lending balances, partially offset by a lower portfolio yield as compared to a year ago.

Cardmember lending interest expense decreased $218 million or 31 percent and $387 million or 20 percent as compared to a year ago to $486 million and $1.5 billion for the three and nine months ended September 30, 2008, respectively, due to a lower cost of funds, which more than offset higher average managed lending balances.

Provisions for losses increased $706 million or 82 percent and $2.3 billion or 93 percent to $1.6 billion and $4.8 billion for the three and nine months ended September 30, 2008, respectively, reflecting the impact of higher write-off and delinquency rates within the U.S. portfolio and the lending reserve addition in the second quarter of 2008, as previously mentioned, as well as increased average managed loan volumes.

International Card Services

Selected Income Statement Data

(Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$1,023	$953	$3,058	$2,681
Cardmember lending finance revenue	432	353	1,280	996
Total revenues	1,455	1,306	4,338	3,677
Interest expense
Cardmember lending	157	126	462	355
Charge card and other	66	66	193	180
Revenues net of interest expense	1,232	1,114	3,683	3,142
Expenses
Marketing, promotion, rewards and cardmember services	388	354	1,150	928
Human resources and other operating expenses	527	453	1,555	1,324
Total	915	807	2,705	2,252
Provisions for losses	316	197	787	592
Pretax segment income	1	110	191	298
Income tax benefit	(66)	(30)	(124)	(61)
Segment income	$67	$140	$315	$359

International Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Card billed business	$27.5	$24.7	$81.9	$69.8
Total cards-in-force (millions)	16.4	15.8	16.4	15.8
Basic cards-in-force (millions)	11.5	11.2	11.5	11.2
Average basic cardmember spending (dollars)	$2,393	$2,209	$7,182	$6,257
International Consumer Travel:
Travel sales (millions)	$334	$283	$1,001	$803
Travel commissions and fees/sales	8.4%	8.8%	8.3%	8.6%
Total segment assets	$22.6	$20.8	$22.6	$20.8
Segment capital (millions) (a)	$2,257	$1,983	$2,257	$1,983
Return on average segment capital (b)	11.8%	24.4%	11.8%	24.4%
Return on average tangible segment capital (b)	15.9%	34.3%	15.9%	34.3%
Cardmember receivables:
Total receivables	$6.1	$6.1	$6.1	$6.1
90 days past due as a % of total	2.7%	1.8%	2.7%	1.8%
Net loss ratio as a % of charge volume	0.25%	0.26%	0.23%	0.28%
Cardmember lending:
Total loans	$11.1	$10.5	$11.1	$10.5
30 days past due loans as a % of total	3.3%	2.7%	3.3%	2.7%
Average loans	$11.5	$10.2	$11.4	$9.8
Net write-off rate (c)	5.0%	4.8%	4.6%	5.0%
Net finance revenue (d)/average loans	9.5%	8.9%	9.6%	8.8%

(a)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)   Return on average segment capital is calculated by dividing (i) segment income ($247 million and $458 million for the one year periods ended September 30, 2008 and 2007, respectively) by (ii) average segment capital ($2.1 billion and $1.9 billion for the one year periods ended September 30, 2008 and 2007, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $544 million and $541 million at September 30, 2008 and 2007, respectively.  The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business growth.

(c)   In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate.  Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees.  However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures.  The Company is presenting the net write-off rate using the net write-off amounts for principal only, consistent with industry convention.

(d)   Net finance revenue, which represents cardmember lending finance revenue (including interest and fees) less cardmember lending interest expense, is computed on an annualized basis. Reserves and net write-offs related to interest and fees are recorded through Provisions for losses - Cardmember lending.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

International Card Services reported segment income of $67 million for the three months ended September 30, 2008, a $73 million or 52 percent decrease from $140 million for the same period a year ago.  For the nine months ended September 30, 2008, International Card Services reported segment income of $315 million, a $44 million or 12 percent decrease from $359 million for the same period a year ago.

Revenues net of interest expense increased $118 million or 11 percent and $541 million or 17 percent for the three and nine months ended September 30, 2008, respectively, to $1.2 billion and $3.7 billion due to increased discount revenue, net card fees and other, and higher cardmember lending finance revenue, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.0 billion and $3.1 billion for the three and nine months ended September 30, 2008, respectively, rose $70 million or 7 percent and $377 million or 14 percent as compared to a year ago, driven primarily by the higher level of card spending, increased net card fees, greater other revenues and higher other commissions and fees. The 11 percent and 17 percent increase in billed business for the three and nine months ended September 30, 2008, respectively, reflected an 8 percent and a 15 percent increase in average spending per proprietary basic card, and a 4 percent increase in total cards-in-force for both the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2008, adjusting for the impacts of foreign exchange translation, billed business increased 8 percent and 9 percent, respectively, and average spending per proprietary basic cards-in-force increased 5 percent and 7 percent, respectively. Volume growth within the major geographic regions ranged from the high single-digits to low double-digits.

Cardmember lending finance revenue of $432 million and $1.3 billion for the three and nine months ended September 30, 2008, respectively, rose $79 million or 22 percent and $284 million or 29 percent as compared to the same periods a year ago, primarily due to 13 percent and 16 percent growth in average lending balances and a higher portfolio yield. Cardmember lending interest expense increased $31 million or 25 percent and $107 million or 30 percent for the three and nine months ended September 30, 2008, due to higher average loan balances and an increased cost of funds.  Charge card and other interest expense of $66 million for the three months ended September 30, 2008 remained unchanged as compared to the same period a year ago.  For the nine months ended September 30, 2008, charge card and other interest expense increased $13 million or 7 percent to $193 million reflecting higher debt funding levels and higher cost of funds.

Expenses of $915 million and $2.7 billion increased $108 million or 13 percent and $453 million or 20 percent for the three and nine months ended September 30, 2008, respectively, due to increased human resources and other operating expenses and higher marketing, promotion, rewards and cardmember services costs.   The reengineering costs for the nine months ended September 30, 2008, included a $1 million reversal compared to $7 million of reengineering costs for the nine months ended September 30, 2007, relating primarily to restructuring activities in the international payments business.

Marketing, promotion, rewards and cardmember services expenses of $388 million and $1.2 billion for the three and nine months ended September 30, 2008, respectively, increased $34 million or 10 percent and $222 million or 24 percent as compared to the same period a year ago, reflecting greater marketing and promotion expenses, higher volume-related rewards costs and an increase in the ultimate redemption rate assumption for the International Membership Rewards program.  Human resources and other operating expenses increased $74 million or 16 percent and $231 million or 17 percent to $527 million and $1.6 billion for the three and nine months ended September 30, 2008, respectively, primarily due to an increased number of employees, merit increases, greater professional services expense and higher occupancy and other expense.

Provisions for losses of $316 million and $787 million increased $119 million or 60 percent and $195 million or 33 percent for the three and nine months ended September 30, 2008, respectively, primarily driven by higher lending reserve levels in Mexico, increased delinquency and write-off rates and loan and business volume growth.

The effective tax rate was not meaningful for the three months ended September 30, 2008 as compared to (27) percent for the three months ended September 30, 2007, because it reflected a low level of pretax income. The effective tax rate was (65) percent and (20) percent for the nine months ended September 30, 2008 and 2007, respectively.  As indicated in prior quarters, these rates reflected an overall tax benefit that will likely continue going forward since the Company’s internal tax allocation process provides International Card Services with the consolidated benefit related to its ongoing funding activities outside the United States.

Global Commercial Services

Selected Income Statement Data

(Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Discount revenue, net card fees and other	$1,309	$1,180	$3,984	$3,488
Interest expense
Charge card and other	109	116	332	347
Revenues net of interest expense	1,200	1,064	3,652	3,141
Expenses
Marketing, promotion, rewards and cardmember services	113	86	298	252
Human resources and other operating expenses	836	749	2,457	2,181
Total	949	835	2,755	2,433
Provisions for losses	60	42	162	108
Pretax segment income	191	187	735	600
Income tax provision	57	52	223	174
Segment income	$134	$135	$512	$426

Global Commercial Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Card billed business	$32.3	$29.9	$100.5	$89.9
Total cards-in-force (millions)	7.0	6.8	7.0	6.8
Basic cards-in-force (millions)	7.0	6.8	7.0	6.8
Average basic cardmember spending (dollars)	$4,611	$4,389	$14,465	$13,316
Global Corporate Travel:
Travel sales	$5.1	$4.9	$16.7	$15.0
Travel commissions and fees/sales	8.0%	8.0%	7.6%	7.7%
Total segment assets	$23.6	$21.8	$23.6	$21.8
Segment capital (millions) (a)	$3,564	$2,230	$3,564	$2,230
Return on average segment capital (b)	21.2%	26.2%	21.2%	26.2%
Return on average tangible segment capital (b)	43.9%	44.3%	43.9%	44.3%
Cardmember receivables:
Total receivables	$12.5	$12.5	$12.5	$12.5
90 days past due as a % of total	1.8%	1.6%	1.8%	1.6%
Net loss ratio as a % of charge volume	0.15%	0.11%	0.12%	0.10%

(a)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)   Return on average segment capital is calculated by dividing (i) segment income ($622 million and $543 million for the one year periods ended September 30, 2008 and 2007, respectively) by (ii) average segment capital ($2.9 billion and $2.1 billion for the one year periods ended September 30, 2008 and 2007, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.5 billion and $843 million at September 30, 2008 and 2007, respectively.  The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Global Commercial Services reported segment income of $134 million for the three months ended September 30, 2008, a $1 million or 1 percent decrease from $135 million for the same period a year ago. For the nine months ended September 30, 2008, Global Commercial Services reported segment income of $512 million, an $86 million or 20 percent increase from the same period a year ago.

Revenues net of interest expense increased $136 million or 13 percent and $511 million or 16 percent for the three and nine months ended September 30, 2008, respectively, to $1.2 billion and $3.7 billion due to increased discount revenue, net card fees and other and lower interest expense.

Discount revenue, net card fees and other revenues of $1.3 billion and $4.0 billion for the three and nine months ended September 30, 2008, respectively, rose $129 million or 11 percent and $496 million or 14 percent for the same period compared to a year ago, driven primarily by higher card spending, higher other revenues and increased travel revenues.  The 8 percent and 12 percent increase in billed business for the three and nine months ended September 30, 2008, reflected a 5 percent and 9 percent increase in average spending per proprietary basic card, respectively, and a 3 percent increase in basic cards-in-force for both the three and nine months ended September 30, 2008.

For the three and nine months ended September 30, 2008, adjusting for the impacts of foreign exchange translation, billed business increased 7 percent and 9 percent, and average spending per proprietary basic card-in-force increased 4 percent and 6 percent, respectively. Volume growth of 5 percent and 7 percent within the U.S. compared to growth within the Company’s other major geographic regions ranged from the high single-digits to 20 percent and from the low double-digits to 21 percent for the three and nine months ended September 30, 2008, respectively.

Charge card and other interest expense decreased $7 million or 6 percent and $15 million or 4 percent to $109 million and $332 million for the three and nine months ended September 30, 2008, respectively, due to a lower cost of funds, primarily within the U.S., partially offset by the cost of funding the CPS acquisition.

Expenses of $949 million and $2.8 billion increased $114 million or 14 percent and $322 million or 13 percent for the three and nine months ended September 30, 2008, respectively, primarily due to higher human resources expenses.  Reengineering costs for the three months ended September 30, 2008 and 2007, were $1 million and $9 million, respectively, and for the nine months ended September 30, 2008 and 2007, were $2 million and $20 million, respectively, relating primarily to ongoing restructuring activities in the corporate travel business.

Human resources and other operating expenses increased $87 million or 12 percent and $276 million or 13 percent to $836 million and $2.5 billion for the three and nine months ended September 30, 2008, respectively, due to higher other operating expenses and greater human resources expenses as well as the pension-related gain in the first quarter of 2007.

Marketing, promotions, rewards and cardmember services expenses increased $27 million or 31 percent and $46 million or 18 percent to $113 million and $298 million for the three and nine months ended September 30, 2008, respectively, primarily reflecting a reallocation of rewards reserve costs for linked corporate and consumer accounts from the USCS segment, as well as higher volume-related rewards costs.

Provisions for losses increased $18 million or 43 percent to $60 million for the three months ended September 30, 2008, and $54 million or 50 percent to $162 million for the nine months ended September 30, 2008, primarily reflecting higher loss and past due rates.

The effective tax rate was 30 percent for both the three and nine months ended September 30, 2008. The effective tax rate was 28 percent and 29 percent for the three and nine months ended September 30, 2007.

Global Network & Merchant Services

Selected Income Statement Data

(Millions)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues
Discount revenue, fees and other	$1,016	$902	$2,984	$2,589
Interest expense
Cardmember lending	(24)	(33)	(75)	(92)
Other	(31)	(45)	(98)	(142)
Revenues net of interest expense	1,071	980	3,157	2,823
Expenses
Marketing and promotion	150	151	435	430
Human resources and other operating expenses	481	417	1,398	1,199
Total	631	568	1,833	1,629
Provisions for losses	43	23	137	13
Pretax segment income	397	389	1,187	1,181
Income tax provision	139	123	407	413
Segment income	$258	$266	$780	$768

Global Network & Merchant Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Global Card billed business(a)	$175.5	$162.5	$522.8	$469.8
Global Network & Merchant Services:
Total segment assets	$8.0	$4.6	$8.0	$4.6
Segment capital (millions) (b)	$1,437	$1,125	$1,437	$1,125
Return on average segment capital (c)	82.4%	84.7%	82.4%	84.7%
Return on average tangible segment capital (c)	84.7%	87.5%	84.7%	87.5%
Global Network Services:
Card billed business	$18.2	$14.1	$51.4	$36.9
Total cards-in-force (millions)	24.0	19.2	24.0	19.2

(a)   Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b)   Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c)   Return on average segment capital is calculated by dividing (i) segment income ($1.0 billion and $969 million for the one year periods ended September 30, 2008 and 2007, respectively) by (ii) average segment capital ($1.3 billion and $1.1 billion for the one year periods ended September 30, 2008 and 2007). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $34 million and $36 million at September 30, 2008 and 2007, respectively.  The Company believes that return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Global Network & Merchant Services reported segment income of $258 million for the three months ended September 30, 2008, an $8 million or 3 percent decrease from $266 million for the same period a year ago.  For the nine months ended September 30, 2008, Global Network & Merchant Services reported segment income of $780 million, a $12 million or 2 percent increase from the same period a year ago.

Revenues net of interest expense grew $91 million or 9 percent and $334 million or 12 percent for the three and nine months ended September 30, 2008, respectively, to $1.1 billion and $3.2 billion due to increased discount revenue, fees and other revenues and a reduced interest expense credit due to a lower effective cost of funds on charge card-related internal transfer pricing and a lower rate-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit. Higher discount revenue, fees and other revenues reflected growth in merchant-related revenues, primarily from the 8 percent and 11 percent increase for the three and nine months ended September 30, 2008, respectively, in global card billed business, as well as higher global network services-related revenues.

Expenses increased $63 million or 11 percent and $204 million or 13 percent for the three and nine months ended September 30, 2008, respectively, to $631 million and $1.8 billion primarily reflecting increases in human resources and other operating expenses.

Marketing and promotion expenses of $150 million for the three months ended September 30, 2008, decreased $1 million or 1 percent reflecting lower brand-related expenses.  For the nine months ended September 30, 2008, marketing and promotion expenses of $435 million increased $5 million or 1 percent as compared to the same period a year ago, reflecting higher partner-related advertising costs.  Human resources and other operating expenses of $481 million and $1.4 billion for the three and nine months ended September 30, 2008, respectively, increased $64 million or 15 percent and $199 million or 17 percent, primarily due to greater human resources expense, which reflected an expansion of the merchant sales force, as well as other higher volume-related expenses.

Provisions for losses of $43 million and $137 million for the three and nine months ended September 30, 2008, respectively, increased $20 million and $124 million, reflecting an increase in merchant-related reserves due to the generally weaker U.S. economic conditions.  The increase in the merchant-related reserves relates to a higher estimated fair value of guarantees provided to protect cardmembers against billing disputes, primarily for the non-delivery of goods and services.

The effective tax rate was 35 percent and 34 percent for the three and nine month periods ended September 30, 2008, respectively.  The effective tax rate was 32 percent and 35 percent for the three and nine months ended September 30, 2007, respectively. The effective tax rate during the three and nine months ended September 30, 2007, reflected $22 million of the tax benefit previously discussed, which principally related to the resolution of certain prior years’ tax items.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Corporate & Other had net income of $158 million and $170 million for the three and nine months ended September 30, 2008, respectively, compared with net expense of $11 million and $101 million for the same periods a year ago.  The income for the three months ended September 30, 2008, primarily reflected the $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, and $56 million in tax benefits related to the revision of the Company’s estimated annual effective tax rate.

The income for the nine months ended September 30, 2008, primarily reflected the $93 million and $129 million after-tax income related to the MasterCard and Visa litigation settlements, respectively, offset by a

$19 million after-tax charge (including $5 million of reengineering costs noted below) primarily relating to the ongoing AEB operations retained by the Company in the first quarter of 2008.  Net income for the nine months ended September 30, 2008 and 2007, also included $15 million and $4 million after-tax of reengineering costs, respectively.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or values resulting from movements in market rates or prices in the interest rate, foreign exchange or equity markets. The Company’s market risk consists primarily of interest rate risk in its card businesses and foreign exchange risk in its international operations. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), and as adjusted for AEIDC being accounted for as a discontinued operations beginning in the third quarter of 2008 and as restated for all periods presented, the detrimental effect on the Company’s pretax earnings of continued operations of a hypothetical 100 basis point increase in benchmark interest rates would be approximately $210 million, and of a 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would hypothetically be approximately $115 million, based on year-end positions. These sensitivities are based on the hypothetical assumption that all relevant maturities and types of benchmark interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree.  These interest rate sensitivities primarily reflect mismatches in the repricing frequency of assets and the underlying liabilities, including the impact of hedging activity.  These would include, among other things, the impact of an increase in LIBOR rates in charge card interest expense and the interest expense, and thus net interest margin, on fixed-rate lending receivables.  There have been no material changes in the sensitivities to this type of market risk since December 31, 2007.

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, and changes in the volume and mix of the Company’s businesses.  For example, the Company is also subject to market risk from changes in the relationship between the benchmark prime rate that determines the yield on its variable-rate lending receivables and the benchmark LIBOR rate that determines the effective interest cost on a significant portion of its outstanding debt, including asset securitizations.  Simultaneous and identically-sized changes in the same direction of these two indices do not contribute to the market risk described above, as there is no material mismatch in the effective repricing frequency of these two indices.  However, differences in the rate of change of these two indices, commonly referred to as basis risk, will impact the Company’s variable-rate U.S. lending net interest margin.  The Company currently has approximately $44 billion of prime-based, variable-rate U.S. lending receivables that are funded with LIBOR-indexed debt, including asset securitizations.  Historically, the spread between 1 month LIBOR and the Fed Funds rate has averaged 20 basis points.  Recently, this spread was as high as approximately 300 basis points, although it has subsequently declined from those levels.

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

Forward-Looking Statements

This report includes forward-looking statements, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new Cardmembers, reduce Cardmember attrition, capture a greater share of existing Cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, and on the effectiveness of the Company’s credit models; the impact of the Company’s efforts to deal with delinquent Cardmembers in the current challenging economic environment, which may affect payment patterns of Cardmembers, the Company’s near-term write-off rates, including during the remainder of 2008 and in 2009, and the volumes of the Company’s loan balances in 2008 and 2009; the write-off and delinquency rates in the medium- to long-term of Cardmembers added by the Company during the past few years, which could impact their profitability to the Company; the Company’s ability to effectively implement changes in the pricing of certain of its products and services; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the Company’s ability to meet its ROE target range of 33 to 36 percent on average and over time, which will depend in part on factors such as the Company’s ability to generate sufficient revenue growth and achieve sufficient margins, fluctuations in the capital required to support its businesses, the mix of the Company’s financings, and fluctuations in the level of the Company’s shareholders’ equity due to share repurchases, dividends, changes in accumulated other comprehensive income and accounting changes, among other things; the actual amount to be spent by the Company on marketing, promotion, rewards and Cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business, generate excess capital and, over time, meet or exceed its return on shareholders’ equity target by reinvesting approximately 35 percent of annually-generated capital, and returning approximately 65 percent of such capital to shareholders which will depend on the Company’s ability to manage its capital needs and the effect of business mix, acquisitions and rating agency requirements; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater Cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s recent settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the underlying assumptions and expectations related to the February 2008 sale of the American Express Bank Ltd. businesses and the transaction’s impact on the Company’s earnings proving to be inaccurate or unrealized; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term (including during 2009) and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the proposed Delta Airlines/Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the Company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the Company’s future business growth, its credit ratings, market capacity and demand for securities offered by the Company, performance by the Company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco, the Company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions and the Company’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program, being made available through the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and other federal departments and agencies; the Company’s ability to redeem or otherwise access in a timely manner up to $500 million invested in the Primary Reserve Fund, from which redemptions have been currently suspended; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of regulations proposed by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; accounting changes; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, Item 1A of Part 2 and elsewhere in this Quarterly Report on Form 10-Q, and the Company’s other reports filed with the SEC.

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

Corporate Matters

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation.  These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe.  The purported class covers the period from July 26, 1999 to July 17, 2001.  The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest.  On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit.  Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit.  In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings.  More particularly, the Court of Appeals reversed the District Court’s ruling that two of the plaintiff’s claims in an amended complaint did not “relate back” to the original complaint and were thus time-barred under the statute of limitations period.  As a result, the Court of Appeals decided that it was prudent to remand all claims back to the District Court so that plaintiffs could file a new amended complaint.  Plaintiffs filed their amended complaint on January 5, 2007.  On or about March 6, 2007, the Company filed a motion to strike the amended complaint, which the District Court denied on July 24, 2007.  The Company subsequently filed a motion to dismiss the amended complaint, which motion was granted in September 2008.

In January 2006, a purported class action captioned Paula Kritzman, individually and on behalf of all others similarly situated v. American Express Retirement Plan et al. was filed in the U.S. District Court for the Southern District of New York.  The plaintiff alleges that when the American Express Retirement Plan (the AXP Plan) was amended effective July 1, 1995, to convert from a final average pay formula to a “cash balance” formula for the calculation of benefits, the terms of the amended AXP Plan violated the Employee Retirement Income Security Act, as amended (ERISA), in at least the following ways:  (i) the AXP Plan violated ERISA’s prohibition on reducing rates of benefit accrual due to the increasing age of a plan participant; (ii) the AXP Plan violated ERISA’s prohibition on forfeiture of accrued benefits; and (iii) the AXP Plan violated ERISA’s present value calculation rules.  The plaintiff seeks, among other remedies, injunctive relief entitling the plaintiff and the purported class to benefits that are the greater of (x) the benefits to which the members of the class would have been entitled without regard to the conversion of the benefit payout formula of the AXP Plan to a cash balance formula and (y) the benefits under the AXP Plan with regard to the cash balance formula.  The plaintiff also seeks pre- and post-judgment interest and attorneys’ fees and expenses.  The Company has filed a motion with the Court seeking to dismiss the complaint.  In July 2008, the U.S. Court of Appeals for the Second Circuit issued a decision in a case not involving American Express, captioned Hirt v. Equitable Retirement Plan for Employees, Managers and Agents, finding that cash balance plans do not discriminate based on age.  In light of the Second Circuit’s decision in the Hirt case, the Kritzman plaintiffs have voluntarily dismissed their complaint.

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants.  The case captioned as City of Tallahassee Retirement System v. Akerson et al. alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time such charges were entered was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to American Express Bank Limited’s (AEBL) and TRS’s anti-money laundering programs.  The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges”.  The complaint seeks monetary damages on behalf of the Company.  The defendants have filed a motion to dismiss the complaint and are awaiting a ruling from the Court.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards, credit cards and debit cards in violation of various state and federal laws, including the following: (i)  Cohen Rese Gallery et al. v. American Express Company et al. , U.S. District Court for the Northern District of California (filed July 2003); (ii)  Italian Colors Restaurant v. American Express Company et al. , U.S. District Court for the Northern District of California (filed August 2003); (iii)  DRF Jeweler Corp. v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed December 2003); (iv)  Hayama Inc. v. American Express Company et al. , Superior Court of California, Los Angeles County (filed December 2003); (v)  Chez Noelle Restaurant v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed January 2004); (vi)  Mascari Enterprises d/b/a Sound Stations v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed January 2004); (vii)  Mims Restaurant v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed February 2004); and (viii)  The Marcus Corporation v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (SDNY) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY under the consolidated caption “In re American Express Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs have appealed the Court’s arbitration ruling. In addition, during the pendency of the motion in the SDNY, the Company had asked the California Superior Court hearing the Hayama action referenced above to stay that action pending resolution of such motion. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, plaintiffs filed a motion seeking certification of a class. The Company has opposed plaintiffs’ motion for class certification.  In addition, each of the Company and the plaintiffs have moved for summary judgment in their favor.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York.  The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements.  The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the MDL Defendant Banks....” American Express cardholders are not part of the class.  In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses.  American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006.  The Company filed an appeal from the District Court’s order denying its motion to compel arbitration.  In October 2008, the U.S. Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings.

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

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey.  The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card.  The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.”  On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.”  The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate.  In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff has filed a Notice of Appeal of that decision with the U.S. Court of Appeals for the Third Circuit.  The appeal has been fully briefed and argument is expected to occur in December 2008.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws.  The five suits were filed by each of Rite-Aid Corp.,

CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company.  The plaintiff in each action seeks damages and injunctive relief.  The plaintiffs filed each action as “related” to the case captioned as In re Payment Interchange Fee and Merchant Discount Antitrust Litigation (Docket No. MD 05-1720), which was filed in the Eastern District of New York against Visa, MasterCard and certain others in 2005 (the Interchange Litigation).  American Express is not a party to the Interchange Litigation.  The federal magistrate assigned to the Interchange litigation issued an order directing the five plaintiffs in the actions filed against American Express to “show cause” why he should not direct the clerk to reassign each such action to a randomly selected presiding district judge and to a randomly selected magistrate judge for purposes of pretrial supervision.  The magistrate ruled that the actions against the Company were not related to the Interchange litigation and directed that each of the actions be assigned to a district judge and magistrate at random.  American Express’ time to respond to the suits has been extended to January 2009.

International Matters

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA.  The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account.  The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs.  The trial in the Marcotte action commenced in September 2008 and is expected to run through November 2008.

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada.  The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers.  The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs.  The trial in the Adams action is scheduled to commence in December 2008 after the conclusion of the trial in the Marcotte action.

Other Matters

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. On October 14, 2008, the Company received a Civil Investigative Demand (CID), dated October 10, 2008, from the Antitrust Division of the United States Department of Justice (DOJ).  A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings.  The DOJ is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation.  The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The DOJ has requested the production of documents and information regarding the Company’s policies relating to merchant surcharging and its “anti-steering” policies that prohibit merchants from discriminating against the Card in favor of other forms of payment.  The Company intends to cooperate with the DOJ’s request.

ITEM 1A.  RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 (the “2007 Form 10-K”), and should be read in conjunction with the discussion of risk factors set forth in such section.  Based on the information currently known to us, the Company believes that the matters discussed below, together with the risk factors set forth in the 2007 Form 10-K, identify the most significant risk factors affecting the Company.  However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2007 Form 10-K.  Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital.

The money and capital markets have been experiencing extreme volatility and disruption for more than 12 months, which have negatively impacted market liquidity conditions.  In recent weeks, the volatility and disruption have reached unprecedented levels.

The concerns on the part of market participants have focused on a broad range of mortgage-and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors.  As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default.  Securities that are less liquid are more difficult to value and may be hard to dispose of.  Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers (such as the Company) that have exposure to or rely on the credit markets particularly affected.

The Company needs liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities.  Without sufficient liquidity, the Company could be forced to limit its investments in growth opportunities or curtail operations.  The principal sources of the Company’s liquidity are payments from cardmembers, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, and issuances of commercial paper.  Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including medium- and long-term unsecured debt and the securitization of the Company’s credit card loan and charge card receivables.

Notwithstanding the Company’s solid financial position, the Company is not immune from the pressures brought on by the current crisis in the financial markets.  The fragility of the credit markets and the current economic environment have impacted financial services companies through market volatility and fluctuations, loss of confidence and rating agency actions.  Similar to other financial services firms, the Company’s access to the capital markets has been significantly limited since mid-September 2008, it has seen a downgrade of its long-term credit ratings by one of the major ratings agencies, and its stock price has declined significantly.

In the event current sources of liquidity, including internal sources,  do not satisfy the Company’s needs, it would be required to seek additional financing.  The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, the Company’s credit ratings and credit capacity, as well as the possibility that lenders could develop a negative perception of the Company’s long- or short-term financial prospects if it incurs large credit losses or if the level of its business activity decreased due to an economic downturn.  Similarly, the Company’s access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us.   In addition, certain sources of contingent liquidity, including the CPFF and the TLGP, being made available through the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and other federal departments and agencies, are subject to the Company’s ability to meet or continue to meet the criteria for participation in such facilities and programs and are temporary in nature as such programs are scheduled to terminate on various dates in the second quarter of 2009.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit the Company’s access to capital required to operate our business.  Such market conditions may limit its ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow its business.  As such, the Company may be forced to delay raising capital, issue shorter-tenured securities than it prefers, or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility.  In addition, during the year, the Company’s credit spreads have widened considerably.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

Difficult conditions in the global capital markets and the economy generally may materially adversely affect our business and results of operations, and we do not expect these conditions to improve in the near future.

The Company’s results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world.  The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during the third quarter of 2008.

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States (in particular, in those markets in which the Company has generated significant spend volume on its charge and credit card products) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward.  These factors, combined with volatile oil prices, declining business and consumer confidence and increased unemployment, have precipitated an economic slowdown and fears of a global recession, which may cause declines in credit and charge card usage and has already resulted in adverse changes in payment patterns, causing increases in delinquencies and default rates.  If the performance of its charge card and credit card portfolios continues to weaken through increasing delinquencies and write-offs, the Company’s long-term and short-term debt ratings could be downgraded and its access to capital could be materially adversely affected and cost of capital could increase.

These events and the continuing market upheavals may have an adverse effect on the Company, in part because we are dependent upon consumer and business behavior.  Our revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and our profit margins could erode.  In addition, in the event of extreme prolonged market adversity, such as the global credit crisis, the Company could incur significant losses.

Factors such as consumer spending, business investment, government spending, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, the Company’s profitability.  An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending could materially and adversely affect the Company’s business, results of operations and financial condition.

The lack of available credit, lack of confidence in the financial markets, reduced consumer and business spending, and worsening credit metrics also pose other risks to Company’s results of operations and financial conditions.  In particular, the Company may face the following risks, among others, in connection with these events:

•                  The processes the Company uses to estimate losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, that may no longer be capable of accurate estimation.

•                  The Company’s ability to assess the creditworthiness of its customers may be impaired if the models and approaches it uses to select, manage, and underwrite credit to its customers become less predictive of future charge-offs.

•                  In the event that (i) the three-month average rate of excess spread earned on credit card loans securitized by the Company falls below zero or (ii) the Company’s undivided, pro rata interest in the securitization trust established by the Company for credit card loans represents less than 7 percent of the outstanding securities in the Lending Trust (or 15 percent of the total receivables in the Charge Trust), then such trust would be required to amortize earlier than scheduled, which would accelerate its need for additional funding and have a significant effect on the ability of certain of its business entities to meet capital adequacy requirements.

•                  In the event that the three-month average rate of excess spread earned on credit card loans securitized by the Company falls below 5 percent for the Lending Trust or 4 percent for the Charge Trust the securitization trusts established by the Company for credit card loans and charge card receivables, respectively, would be required to fund a cash reserve account of up to approximately $2 billion or $207 million, respectively, depending on how low the applicable excess spread falls.

Some of the financial, economic and market related risks we described in “Risk Factors” in our 2007 Form 10-K referred to above have come to pass.  As these conditions or similar ones continue to exist or worsen, we could experience continuing or increased adverse effects on our results of operations and financial condition.

The impairment of other financial institutions could adversely affect the Company.

The Company’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions.  Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships.  The Company routinely executes transactions with counterparties in the financial services industry, including commercial banks, investment banks and insurance companies.  Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by one or more of the Company’s counterparties, which in turn, could have a material adverse effect on the Company’s results of operations and financial condition.

Any reduction in the Company’s and its subsidiaries credit ratings could increase the cost of our funding from and restrict the Company’s access to the capital markets and have a material adverse effect on the Company’s results of operations and financial condition.

Although the Company’s and its subsidiaries’ long-term debt is currently rated investment grade (at “A” levels) by the major rating agencies, the ratings of that debt have been downgraded during 2008 by Moody’s Investors Services (Moody’s), one of the major rating agencies, and continue to remain on negative outlook by such rating agency.  In addition, Standard & Poor’s (S&P), another major rating agency, has placed the Company’s long-term debt on “Creditwatch” with negative implications.  The rating agencies regularly evaluate the Company and its subsidiaries, and their ratings of the Company’s and its subsidiaries long-term and short-term debt are based on a number of factors, including their financial strength as well as factors not entirely within their control, including conditions affecting the financial services industry generally.  In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that the Company and its subsidiaries will maintain their current respective ratings.  Failure to maintain those ratings could, among other things, adversely limit the Company’s access to the capital markets and adversely affect the cost and other terms upon which the Company and its subsidiaries are able to obtain funding and increase our cost of capital.

In addition, although each of Moody’s and S&P has recently affirmed the Company’s and its subsidiaries short-term debt ratings, a downgrade of the short-term ratings of the Company’s TRS subsidiary below its current P-1 rating by Moody’s and A-1 rating by S&P would require TRS, as servicer to the Company’s securitization trusts, to transfer collections on the securitized assets to investors on a daily, rather than a monthly, basis or make alternative arrangements with the rating agencies to allow TRS to continue to transfer collections on a monthly basis.  Such alternative arrangements include obtaining appropriate guarantees for the performance of payment and deposit obligations of TRS, as servicer.  The downgrade of TRS’s short-term ratings and the consequent increased operational costs of daily collections or the costs associated with the making of any alternative arrangements could have an adverse effect on the Company’s results of operations and may adversely affect the market for the Company’s asset-backed securities.

In addition, a downgrade of the short-term ratings of the Company’s American Express Credit Corporation subsidiary below its current P-1/A-1/F1 ratings by two or more rating agencies would restrict such company’s ability to participate in the CPFF established by the Federal Reserve Bank of New York, which would have a material adverse effect on the Company’s liquidity and its ability to fund charge card receivables and credit card loans.

The Company cannot predict what actions rating agencies may take.  As with other companies in the financial services industry, the Company’s and its subsidiaries ratings could be downgraded at any time and without any notice by any of the rating agencies.

The Company competes with large financial institutions, some of which have recently strengthened their capital positions with substantial new investments.

The Company’s credit and charge card businesses encounter substantial and intense competition in the United States and internationally from banking and other financial services companies.  As a result of the implementation of the Capital Purchase Program (CPP) initiated by the U.S. Department of the Treasury (the Treasury) under the Troubled Asset Relief Program, several of the Company’s banking competitors have received multi-billion dollar infusions of capital from the Treasury in the form of preferred stock, which have strengthened their respective balance sheets and increased their ability to withstand the uncertainty of the current economic environment. The Company is currently participating in two federal programs – the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program – and is evaluating the CPP.

Certain rules proposed by federal bank regulators, if adopted as proposed, could have a material adverse effect on our results of operations.

In May 2008, federal bank regulators in the United States proposed amendments to the rules regarding Unfair or Deceptive Acts or Practices and Truth in Lending that would restrict certain credit and charge card practices and require expanded disclosures to consumers.  The proposed rules would, among other things:

•                  Prohibit interest rate increases on outstanding credit card balances except under limited circumstances;

•                  In the case of accounts with different annual percentage rates (“APR”) on different balances, prohibit the application of payments to the lowest-rate balances first;

•                  Prohibit the imposition of a higher or default APR on existing balances unless an account is 30 days past due; and

•                  Require that consumers be provided with a certain, reasonable amount of time to make credit card payments.

The Federal Reserve Board has indicated it hopes to publish final rules by the end of the year.  We do not know the content of the final amendments nor the resulting impact from the amendments at this time.  The Company has submitted comments on the proposals to federal regulators and is continuing to evaluate the proposals, but if the regulatory amendments are adopted as proposed and the Company were not to take offsetting actions to mitigate their impact, the amendments would have a material adverse effect on the Company’s results of operations.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2008.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

July 1-30, 2008
Repurchase program (1)	—	$ —	—	100,018,968
Employee transactions (2)	3,874	$45.05	N/A	N/A

August 1-31, 2008
Repurchase program (1)	—	$ —	—	100,018,968
Employee transactions (2)	—	$ —	N/A	N/A

September 1-30, 2008
Repurchase program (1)	—	$ —	—	100,018,968
Employee transactions (2)	6,072	$39.09	N/A	N/A

Total
Repurchase program (1)	—	$ —	—
Employee transactions (2)	9,946	$41.41	N/A

(1)         At September 30, 2008, there are approximately 100 million shares of common stock remaining under Board authorization.  Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization.  Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

ITEM 5.  OTHER INFORMATION

(a)  The following is provided pursuant to “Item 2.05 – Costs Associated with Exit or Disposal Activities” of Form 8-K: the information regarding the Company’s restructuring charge to be recorded during the quarter ending December 31, 2008, which is set forth in Note 14 to the Consolidated Financial Statements of the Company at and for the period ended September 30, 2008, and which may be found under “Part 1. Financial Information – Item 1. Financial Statements” of this Quarterly Report on Form 10-Q, is hereby incorporated by reference in its entirety.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date:	October 30, 2008	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date:	October 30, 2008	By	/s/ Joan C. Amble
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