Form 10-K
period 2008-12-31
AMERICAN EXPRESS CO
filed 2009-02-27
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2008, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $43.6 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 19, 2009, there were 1,171,055,198 common shares of the registrant outstanding.

Documents Incorporated By Reference

Parts I, II and IV: Portions of Registrant’s 2008 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 27, 2009.

Form 10-K

Item Number

PART I*

ITEM 1.	BUSINESS

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries (“American Express,” the “Company,” “we,” “us” or “our”), is a leading global payments and travel company. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation. As discussed below, on November 14, 2008, American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), each became bank holding companies under the Bank Holding Company Act of 1956 (the “BHC Act”) subject to the supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world.

Our reportable operating segments are comprised of two customer-focused groups—the Global Consumer Group and the Global Business-to-Business Group. U.S. Card Services and International Card Services are aligned within the Global Consumer Group and Global Commercial Services and Global Network & Merchant Services are aligned within the Global Business-to-Business Group.

Securities Exchange Act Reports and Additional Information

We maintain an Investor Relations Web site on the Internet at http://ir.americanexpress.com. We make available free of charge, on or through this Web site, our annual, quarterly and current reports and any amendments to those reports as soon as reasonably practicable following the time they are electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). To access these, just click on the “SEC Filings” link under the caption “Financial Information/Filings” on our Investor Relations homepage.

You can also access our Investor Relations Web site through our main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of our homepage. Information contained on our Investor Relations Web site and our main Web site is not incorporated by reference into this report or any other report filed with or furnished to the SEC.

2008 Highlights

Compared with 2007, we delivered:

•	total revenues net of interest expense of $28.4 billion, up 3% from $27.6 billion;

•	income from continuing operations of $2.9 billion, down 30% from $4.1 billion;

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

•	net income of $2.7 billion, down 33% from $4.0 billion;

•	diluted earnings per share based on income from continuing operations of $2.48, down 28% from $3.45;

•	diluted earnings per share based on net income of $2.33, down 31% from $3.36; and

•	return on average equity of 22.3%, compared with 37.3%.

During the latter half of 2008, concerns over the availability and cost of credit, a historic decline in real estate values in the United States, rising unemployment, and the collapse of major financial institutions contributed to a worsening global recession, increased volatility and reduced liquidity in the capital markets, and diminished expectations for the economy. The Company experienced slowing cardmember spending (including a year over year decline in spending in the fourth quarter of the year) and loan volumes and higher delinquencies as increasing stress in the worldwide financial markets eroded consumer and business confidence levels. Based on these trends, the Company expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe and increased unemployment through 2009.

For a complete discussion of our 2008 financial results, including financial information regarding each of our reportable operating segments, see pages 12-119 of our 2008 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our reportable operating segments, and a discussion of our principal sources of revenue, see pages 12-15 and pages 69-71, respectively, of the 2008 Annual Report to Shareholders.

On November 14, 2008, American Express Company and TRS each became bank holding companies under the BHC Act subject to the supervision and examination by the Federal Reserve . Each of American Express Company and TRS also elected to be treated as financial holding companies under the BHC Act.

Qualifying as a bank holding company provides several advantages to the Company. The primary advantage is that the Company now has the same status and regulator as a majority of its peers. It also gives us additional flexibility during a time of significant uncertainty and rapid transformation in the financial services industry. In this respect, being regulated as a bank holding company has provided a greater degree of certainty that we are eligible to participate in the various programs the federal government has introduced or may introduce to provide financial institutions with greater access to capital during the current credit market crisis. For example, pursuant to the United States Department of the Treasury’s (the “Treasury”) Capital Purchase Program (CPP) under the Emergency Economic Stabilization Act of 2008, we announced on January 9, 2009, the receipt of aggregate proceeds of $3.39 billion from the Treasury in exchange for the sale to the Treasury of (i) 3,388,890 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.66 2/3 per share, having a liquidation preference per share equal to $1,000 and (ii) a ten-year warrant (the “Warrant”) to purchase up to 24,264,129 of our common shares at an initial per share exercise price of $20.95 per share. For additional information about this transaction, please see our Current Report on Form 8-K filed with the SEC on January 9, 2009.

As a result of our transition to a bank holding company, we are subject to regulation by the Federal Reserve, including, without limitation, consolidated capital regulation at the holding company level, maintenance of certain capital and management standards in connection with our two U.S. depository institutions and restrictions on our non-banking activities under the Federal Reserve’s regulations. For additional information about this change in regulatory status, please see “Supervision and Regulation—General” beginning on page 34 below.

Products and Services

The Company’s Global Consumer Group and Global Business-to-Business Group provide a variety of products and services worldwide.

The Global Consumer Group offers a range of products and services including:

•	charge and credit card products for consumers and small businesses worldwide primarily through its U.S. bank subsidiaries and affiliates;

•	consumer travel services; and

•	stored value products such as Travelers Cheques and prepaid products.

The Global Business-to-Business Group provides, among other products and services:

•	business travel, corporate cards and other expense management products and services;

•	network services for the Company’s network partners; and

•	merchant acquisition and merchant processing, point-of-sale, servicing and settlement and marketing products and services for merchants.

In certain countries we have granted licenses to partially-owned affiliates and unaffiliated entities to offer some of these products and services.

The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, large corporations, and banking and financial institutions. These products and services are sold through various channels including direct mail, the Internet, employee and independent third-party sales forces and direct response advertising.

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”). Our Cards permit our cardmembers (“Cardmembers”) to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. We added a net total of 6 million Cards in 2008, bringing total worldwide Cards-in-force to 92.4 million (including Cards issued by third parties). In 2008, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $683.3 billion.

Our business as a whole has not experienced significant seasonal fluctuations, although travel sales generally tend to be highest in the second and fourth quarters. Travelers Cheque sales and Travelers Cheques outstanding tend to be greatest each year in the summer months, peaking in the third quarter. American Express® Gift Card sales are highest in the months of November and December; and Card billed business tends to be moderately higher in the fourth quarter than in other quarters.

Spend-Centric Model is Competitive Advantage

Despite the challenges of the current economic environment, we believe our “spend-centric” business model (which focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees) continues to give us significant competitive advantages, even when the overall spending level is down. Average spending on our Cards, which is substantially higher for us versus our competitors, represents greater value to merchants in the form of loyal customers and higher sales. This enables us to earn a premium discount rate and thereby invest in greater value-added services for merchants and Cardmembers. As a result of the higher revenues generated from higher spending, we have the flexibility to offer more attractive rewards, other incentives to Cardmembers and targeted marketing programs for merchants, which in turn creates an incentive for Cardmembers to spend more on their Cards. This business model, along with our closed-loop network, in which we are both the Card issuer and, in most instances, the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and Card-issuing partners.

The American Express Brand

Our brand and its attributes—trust, security, integrity, quality and customer service—are key assets of the Company. We continue to focus on our brand by educating employees about these attributes and by incorporating them into our programs, products and services. Our brand has consistently been rated one of the most valuable brands in the world in published studies, and we believe it provides us with a significant competitive advantage. We believe our brand and its attributes are critical to our success, and we invest heavily in managing, marketing and promoting it. (Marketing, promotion, rewards and cardmember services expenses are reflected in each segment based on actual expenses incurred, with the exception of brand advertising, which is reflected in the Global Network & Merchant Services segment.) In addition, we place significant importance on trademarks, service marks and patents, and diligently protect our intellectual property rights around the world.

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global general-purpose charge and credit card network for both proprietary Cards and Cards issued under network licensing agreements. It also manages merchant services globally, which includes signing merchants to accept Cards as well as processing and settling Card transactions for those merchants. This segment also offers merchants point-of-sale, servicing and settlement and marketing products and services.

Cards bearing our logo are issued by our principal operating subsidiary, TRS, the Company’s U.S. bank subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and also by third-party institutions. They are accepted at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo are generally accepted at ATM locations worldwide that accept Cards. TRS and its subsidiaries issue the vast majority of Cards on our network.

Our Global Network Services (“GNS”) business establishes and maintains relationships with issuers and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is key to our strategy of broadening the Cardmember and merchant base for our network worldwide.

Our Global Merchant Services (“GMS”) business provides us with access to rich transaction data through our closed-loop network, which encompasses relationships with both the Cardmember and the merchant. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, and provide targeted marketing and other value-added services to merchants in our network.

A key asset of our network is the American Express brand, which is one of the world’s most highly recognized and respected brands.

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Cardmember and merchant base for our network worldwide. The GNS business has established more than 128 card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 127 countries.

Historically, we had successfully implemented our GNS business strategy in a number of countries outside the United States. In contrast to the situation outside the United States, until 2004 no major U.S. banks had issued Cards in the United States on the American Express global network. This situation was the result of rules and policies of Visa Inc., Visa USA, and Visa International (collectively “Visa”) and MasterCard International, Inc. (“MasterCard”) in the United States at the time, which mandated expulsion of members that issued American Express-branded Cards. These rules were struck down in 2004 in a lawsuit brought by the U.S. Department of Justice. As a result of this decision, beginning in 2004, we have been able to extend our network to other card issuers in the United States, just as we have done internationally. (You can read about our lawsuit and settlements with Visa and MasterCard relating to their rules and policies in the “Legal Proceedings” section of this Report under Item 3 below.)

In 2008, GNS signed 13 new partners to issue Cards and/or acquire merchants on the American Express network. Additionally, GNS partners launched 130 new products during 2008, bringing the total number of American Express-branded GNS partner products to approximately 930.

GNS focuses on partnering with qualified third-party banks and other financial institutions that choose to issue Cards accepted on our global network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.*

With approximately 930 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. GNS enables us to expand our network’s global presence without assuming additional Cardmember credit risk or having to invest a large number of resources, as our GNS partners already have established attractive customer bases they can target with American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 27%, and totaled almost 25 million Cards at the end of 2008. Outside the United States, 68% of new Cards issued in 2008 were Cards issued by one of our GNS partners. Spending on these GNS Cards has grown at a compound annual rate of 27% since 1999. Year over year spending growth in 2008 was 27%, with total spending equal to $67 billion.

GNS Arrangements

Although the structures and details of each of the GNS arrangements vary, all of them generate revenues for us from the Card transaction volumes they drive on the American Express network. Gross revenues we receive per dollar spent on a Card issued by a GNS partner are lower than those from our proprietary Card-issuing business. However, because the GNS partner is responsible for most of the operating costs and risk of its Card-issuing business, our operating expenses and credit losses are lower than those in our proprietary Card-issuing business. The GNS business model generates an attractive earnings stream and risk profile that requires a lower level of capital support. The return on equity in our GNS business can thus be significantly higher than that of our proprietary Card-issuing business. In addition, since the majority of GNS costs are fixed, the GNS business is highly scalable. GNS partners benefit from their association with the American Express brand and their ability to gain attractive revenue streams and expand and differentiate their product offerings with innovative marketing programs.

*	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’s relationship with third-party issuers and merchant acquirers.

Our GNS arrangements fall into the following three main categories: Independent Operator Arrangements, Network Card License Arrangements and Joint Venture Arrangements.

Independent Operator Arrangements

The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2008, we had 64 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in markets in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the market, reach merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, we license our IO bank partners to issue local currency Cards in their markets, including the classic Green, Gold and Platinum American Express Cards. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on charge volume at merchants, discount revenue and, in some partnerships, royalties on net spread revenue. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

We bear the risk arising from the IO partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, we generally require IO partners to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of countries where we have entered into IO arrangements include Brazil, Russia, China, Ecuador, Greece, South Korea, Pakistan, Croatia, Peru, Portugal and Vietnam. Through our IO partnerships, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements

The second type of GNS arrangement is known as a network card license (“NCL”). At the end of 2008, we had 60 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain market share in markets in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party financial institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point-of-sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in the United States.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Cardmember spending, royalties, currency conversions and licensing fees paid by the partner and fees charged to the Card issuer based on charge volume, and our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, we generally require NCL issuers to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Citibank (South Dakota), N.A. and Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements

The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland, Belgium and in other countries. In these markets, we join with a third party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to the American Express network and issues local currency Cards that carry our logo. In a JV arrangement, the JV assumes the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, AEOCC Management Company, Ltd., purchases card receivables from certain of the GNS JVs from time to time.

GNS Business Highlights

Outside the United States we signed a number of agreements in 2008 to enhance our presence in existing markets and further expanded our global presence into new markets.

Some of the highlights of our GNS business outside the United States in 2008 include:

•	Entry into a new card issuing partnership with Westpac New Zealand and launch of a new credit card that increases the points earning power of Westpac’s hotpoints rewards program;

•	Issuance of the first American Express® Gold Credit Card in Montenegro, launched with our new partner Crnogorska Komercijalna Banka, a member of the OTP Group;

•	Launch of the American Express Gold Card and the American Express Platinum Card® in Estonia with our new partner Swedbank (formerly Hansabank); and

•	Announcement of a new partnership with the International Bank of Azerbaijan, the largest financial institution of Southern Caucasus, to launch American Express Cards in the Azerbaijani market.

GNS continues to expand its airline co-brand portfolio, launching 14 new airline co-brands in 2008 bringing the total to 37 airline co-brand products. Some of the key airline co-brand signings outside the United States in 2008 include:

•	Issuance of the Iberia Sendo American Express Card in Spain with our new partner Iberia Cards;

•

Launch in the United Kingdom, with our partner MBNA Europe Bank Ltd, of three airline co-branded credit card programs with the MBNA brand: the Miles & More American Express Credit Card, the BMI American Express airline co-brand Card and the United Airlines Mileage Plus credit card; and

•	Issuance of the first airline co-brand card on the American Express network in Japan with our partner GE Money, the AAdvantage / GE Money American Express Card.

Some of the highlights of our GNS business in the United States in 2008 include:

•	Announcement with Fidelity Investments of the launch of the Fidelity Retirement Rewards American Express Card;

•	Launch with GE Money and Universal Studios of the Universal American Express Card from GE Money; and

•	Launch of two new airline co-brand cards with our partner Bank of America, the Asiana American Express Card and the Virgin Atlantic American Express Card.

Global Merchant Services

We operate a GMS business, which includes signing merchants to accept Cards, accepting and processing Card transactions, and paying merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide marketing services and programs to merchants, leveraging the capabilities provided by our closed-loop structure, as well as point-of-sale products and servicing and settlement.

Our objectives are for Cardmembers to be able to use the Card wherever and however they desire, and to increase merchant coverage in key geographic areas and in selected new industries that have not traditionally accepted general-purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales and service agents, strategic alliances with banks and processors, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., merchants desiring to accept the Card contacting us directly).

As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

During 2008, we continued expanding our integrated American Express OnePointSM solution for small- and medium-sized merchants. Under this program, third-party service agents provide payment processing services to merchants on our behalf for Card transactions, while we retain the acceptance contract with participating merchants, establish merchant pricing and receive the same transactional information we always have received. This program simplifies card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service.

Since the early 1990s, we have significantly expanded the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2008, U.S. non-travel and entertainment billings represented over 70% of the U.S. billed business on American Express Cards. This shift resulted from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers’ needs.

During 2008, we continued our efforts to encourage consumers to use the Card for everyday spending and to increase the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, mass transit, healthcare and recurring billing merchants. For example, during 2008, we announced Card acceptance agreements in the United States with:

•	Fresh & Easy Neighborhood Market, a company of Tesco, to accept the Card at over 100 Fresh & Easy stores in California, Arizona and Nevada;

•	Fry’s Electronics, Inc. to accept the Card at all 34 Fry’s stores in the United States and on its Web site; and

•	Public mass-transit systems Southeastern Pennsylvania Transportation Authority (SEPTA) and Bay Area Rapid Transit (BART).

Outside the United States, we signed card acceptance agreements with:

•	RBS Insurance Group of the United Kingdom, to accept the Card for certain lines of insurance;

•	McDonald’s, to accept the Card at its 780 restaurants across Australia;

•	Unicoop Firenze SC, to accept the Card at seven of its hypermarkets in Italy; and

•	Christie’s, to accept the Card at its auctions in Hong Kong.

In addition, we continued our drive to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance for Global Business-to-Business payments in industries such as pharmaceuticals, wholesale foods, biotechnology, construction, industrial supply and telecommunications. Acceptance agreements were signed in 2008 in the United States with wholesale home products and improvement companies such as Lansing Building Products, Dal-Tile Corp., Lux Home Inc., and Spring Air, and construction materials manufacturer, Acme Brick Company. Internationally, a Card acceptance agreement was reached with Ceva Logistics, a warehousing, transport and logistics company in Australia. As we penetrate these industries, there is the potential to increase our average Cardmember spending.

Globally, acceptance of general-purpose charge and credit cards continues to increase. As in prior years, during 2008, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Management estimates that, as of the end of 2008, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general-purpose charge and credit card spending, and our international merchant network as a whole accommodated approximately 80% of our Cardmembers’ general-purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

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

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that Card issuers receive for transactions charged on our network with Cards they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an individually negotiated issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as Visa and MasterCard, there is no collectively-set interchange rate on the American Express network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions act as Card issuers (the “NCL Model”):

The merchant discount rate we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other networks. We deliver greater value to merchants through higher spending Cardmembers relative to users of cards issued on competing card networks, marketing expertise, and Cardmembers’ insistence on using their Cards when enrolled in rewards or other Card loyalty programs, including Cardmembers who are part of our Corporate Card program.

The merchant discount rate varies, among other factors, with the industry in which the merchant does business, the merchant’s Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount.

In 2008, as in prior years, we experienced some reduction in our global weighted average merchant discount rate, principally reflecting the net impact of selective repricing initiatives, changes in the mix of business, regional market pressures and volume-related pricing adjustments. We expect that the effect of these factors will likely continue to result in some erosion over time of the weighted average merchant discount rate, particularly outside the United States.

While most merchants that accept our Cards understand our merchant discount rate pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. Subject to local legal requirements, we respond to this issue vigorously to ensure that our Cardmembers are able to use their Card where and when they want to and to protect the American Express brand. We have made progress by concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide to merchants through programs such as My WishList and American Express Selects®, which enable merchants to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; developing new and innovative business insights using information available through our closed-loop network; providing better and earlier communication of our value proposition; and, when appropriate, cancelling merchants who suppress the use of our Card products.

In the case of My WishList, a popular seasonal limited e-tail Web site we developed in the United States, we provide Cardmembers with opportunities to buy a limited number of sought-after items, such as automobiles, electronics, jewelry, and attractive travel and lifestyle experiences, at a significant discount from their retail prices, in addition to access to numerous offers from top brands. Through American Express Selects, we make available to our Cardmembers high quality shopping, dining and travel values from merchants all over the world. American Express Selects is a global platform available to American Express Cardmembers and merchants that enables Cardmembers to enjoy special offers from merchants without compromising their privacy.

Merchant satisfaction is a key goal of our GMS business. We focus on understanding and addressing factors that influence merchant satisfaction, including developing and executing innovative programs that increase Card usage at merchants, using technology resources, enhancing operational efficiencies and merchants’ ease of doing business with us, making our U.S. operating procedures easily available to merchants on our Web site, applying our closed-loop capabilities and deep marketing expertise, and strengthening our relationships with merchants through an expanding roster of services that helps them meet their business goals.

We also offer our merchant customers a full range of point-of-sale solutions, including integrated point-of-sale terminals, software, online solutions, and direct links that allow merchants to accept American Express Cards (as well as credit and debit cards issued on other networks and checks). Virtually all proprietary point-of-sale solutions support direct processing (i.e., direct connectivity) to American Express, which can lower a merchant’s cost of Card acceptance and enhance payment efficiency.

ExpressPay from American Express®, a contactless payment feature, is designed to be a fast, easy-to-use alternative for making everyday purchases at merchants where speed and convenience is important. ExpressPay is accepted at more than 30,000 locations in the United States, including top quick-service restaurant, movie theater, drug store and convenience store and major retail chains. ExpressPay, powered by radio-frequency technology, is currently embedded within several Card products. In 2008, we expanded the list of merchants where ExpressPay can be used to include Paradise Shops, Universal Orlando Resort and Hess. In early 2008, after a strategic review of the ExpressPay portfolio, we decided to discontinue the ExpressPay key fob and focus resources on developing ExpressPay on our card portfolios and mobile phones. All ExpressPay key fobs were deactivated in 2008.

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

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed-loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. Our relationships allow us to analyze information on Cardmember spend. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels, subject to compliance with our privacy policy and legal requirements. We protect the confidentiality of this data, and comply with strict privacy, firewall and applicable legal requirements.

We work closely with our Card-issuing and merchant-acquiring bank partners to maintain key elements of this closed-loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

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

With the increase in electronic transmission of credit card transaction data over merchants’ point-of-sale systems, American Express and the other major card networks recognized the necessity for merchants and merchant processors to secure this data against accidental or intentional compromise using a standard protocol that applies to all card types. In 2006, in order to strengthen the security practices of merchants and payment processing firms and to secure payment account data in a globally consistent manner, we and Discover Financial Services, JCB, MasterCard Worldwide and Visa formed PCI Security Standards Council, LLC (“PCI SSC”), an independent standards-setting organization. PCI SSC’s role is to manage the Payment Card Industry (PCI) Data Security Standard, and more recently the PCI PIN Entry Device (PED) Security Requirements and the Payment Application Data Security Standard, which focus on improving payment card account security throughout the transaction process. By establishing PCI SSC, we and the other founders have developed common standards that are more accessible and efficient for participants in the payment card industry. All our merchants and service providers that store, process and transmit payment card data are required to comply with the PCI Data Security Standard. PCI SSC is dedicated to driving greater education, awareness and adoption of these security standards to ensure that all stakeholders involved in the payment process conduct their business responsibly.

In some markets outside the United States, particularly in Asia, third-party processors and some bankcard acquirers have begun to offer merchants the capability of converting credit card transactions from the local currency to the currency of the cardholder’s residence (i.e., the cardholder’s billing currency) at the point-of-sale, and submitting the transaction in the cardholder’s billing currency, thus bypassing the traditional foreign currency conversion process of the card network. This practice is known as “dynamic currency conversion.” If a merchant utilizes a dynamic currency conversion process, the merchant and processor share any fee assessed or spread earned for converting the transaction at the point-of-sale, thus reducing or eliminating revenue for card issuers and card networks relating to the conversion of foreign charges to the cardholder’s billing currency. This practice is not widespread, and it is uncertain to what extent consumers will prefer to have foreign currency transactions converted by merchants in this way. Our policy generally requires merchants to submit Charges and be paid in the currency of the country in which the transaction occurs, and we convert the transaction to the Cardmember’s billing currency.

GLOBAL NETWORK & MERCHANT SERVICES—Competition

Our global card network, including our Global Merchant Services and Global Network Services businesses, competes with other charge and credit card networks, including, among others, Visa, MasterCard, Diners Club (which was acquired by Discover Financial Services), Discover (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). We are the third largest general-purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which are larger than we are in most markets. In addition, apart from such network services, a range of companies globally, including merchant acquirers and processors, carry out some activities similar to certain activities performed by our GMS and GNS businesses. No single entity participates on a global basis in the full range of activities that are encompassed by our closed-loop business model.

The principal competitive factors that affect the network and merchant service businesses include:

•	the number of Cards-in-force and amount of spending on these Cards;

•	the quantity and quality of the establishments where the Cards can be used;

•	the economic attractiveness to card issuers and merchant acquirers of participating in the network;

•	the success of marketing and promotional campaigns;

•	reputation and brand recognition;

•	innovation in systems, technology and product offerings;

•	the quality of customer service;

•	the security of Cardmember and merchant information;

•	the impact of existing litigation, legislation and government regulation; and

•	cost of Card acceptance relative to the value provided.

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to credit cards, and bank transfer models. In the United States, alternative payment vehicles continue to emerge that seek to redirect online customers to payment systems based on ACH (automated clearing house, i.e., inter-bank transfer), and existing debit networks are making efforts to develop online PIN functionality, which could potentially reduce the relative use of charge and credit cards online.

Some of our competitors have attempted to replicate our closed-loop structure, such as Visa, with its Visa Incentive Network. Although it remains to be seen how effective Visa will be, efforts by Visa and other card networks and payment providers to replicate the closed-loop speak to its continued value and to the intense competitive environment in which we operate.

GLOBAL NETWORK & MERCHANT SERVICES—Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting GNS’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general-purpose cards and, in the case of our IO arrangements, to operate merchant-acquiring businesses. Accordingly, our GNS partners have generally not had difficulty obtaining appropriate government authorization in the markets in which we have chosen to enter into GNS arrangements. As a network service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency and the Office of Thrift Supervision. As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As a result of American Express Company and TRS each becoming bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about this change in regulatory status, please see “Supervision and Regulation—General” beginning on page 34 below.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, Poland, Germany, Hungary, the European Union (EU), Australia, Mexico, and Venezuela, among others, have conducted investigations that are either ongoing or on appeal. The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have collectively-set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia reforms in 2003 have resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia, although we have been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates for credit cards cannot exceed 3%. The Central Bank of Venezuela also recently issued regulations regarding the maximum level of merchant discount rates by industry category.

In Europe, investigations of interchange are usually handled by the domestic competition law authorities, as well as the European Commission. In its Final Report on the retail banking sector issued in January 2007, which included a review of the payment cards industry, including interchange fees, the European Commission appeared to favor competition law enforcement tools, rather than regulation of price levels, to address perceived competition issues. The conclusions of the European Commission in its Final Report do not have the force of law, but may be used as the basis for future regulation or antitrust enforcement action in the EU Member States.

In December 2007, the European Commission ruled that MasterCard’s multilateral interchange fees (MIF) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices. MasterCard lodged an appeal against the Commission’s findings. The ruling does not prevent MasterCard and its member banks from adopting an alternative MIF arrangement that can be proven to comply with EU Competition rules. The Commission’s decision applies to cross-border consumer credit, charge and debit card transactions within the EU and to domestic transactions to which MasterCard has chosen to apply the cross-border MIF. Although the Commission’s investigation included commercial cards, it has reserved judgment for the time being on the legality of MasterCard’s cross-border MIF for commercial card transactions.

In 2002, the Commission granted an exemption to Visa regarding its MIFs. This exemption expired on December 31, 2007 and in March 2008 the Commission opened formal antitrust proceedings against Visa Europe Limited in relation to Visa’s MIFS for cross-border consumer card transactions. The Commission has indicated that the MasterCard decision should “provide Visa with guidance for the way ahead,” although it stated that “every MIF must be examined on its own merits.”

These developments may affect how the competition authorities in the Member States of the EU view domestic interchange. In 2007, for example, the competition regulator in Poland found insufficient basis for Visa and MasterCard interchange fees and ordered the associations and their members to stop their current interchange setting practices immediately. The banks appealed that decision and in November 2008 the decision was overturned. The Polish Competition Authority has appealed that ruling.

Regulators, including most recently the European Commission, have also considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. Although some countries, such as the United Kingdom, have for a number of years permitted merchants to levy a surcharge on credit card purchases, there has to date been a relatively low overall incidence of surcharging, as merchants do not want to risk offending customers or losing them to competitors that do not assess surcharges for credit card purchases. In Australia, we have seen selective, but increasing, merchant surcharging on our Cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks.

The European Union has adopted a new legislative framework for electronic payment services, including cards, referred to as the Payment Services Directive. The Payment Services Directive prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The objective of the Payment Services Directive is to facilitate the creation of a single, internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the Payment Services Directive permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting surcharging. To date, the United Kingdom, Netherlands, Sweden, Spain, Ireland and Germany have made known their intent to permit surcharging, and France has made known its intent to prohibit surcharging. All EU Member States are required to make their election one way or the other by November 2009. The Payment Services Directive complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA will involve the adoption of new, pan-European technical standards for cards and card transactions. All of the foregoing will entail costs to implement and maintain.

In the United States, Congress continues to debate the interchange issue. There have been several hearings on Visa/MasterCard interchange over the last two years, and at the request of Congress, the Government Accountability Office completed a study on the cost of credit card acceptance to federal agencies and is undertaking a study on the structure of interchange fees and their impact on small merchants. In 2008, federal legislation was introduced that would give all U.S. merchants antitrust immunity to negotiate collectively the price and terms of card acceptance on networks with at least a 20% share of U.S. credit and debit card payments combined, with a default process for having prices and terms set through government action rather than competitive forces. One version of this legislation (the “Credit Card Fair Fee Act”) was passed in the House Judiciary Committee. As drafted, this legislation would not apply to the American Express network, but, if enacted, would have an effect on American Express in the marketplace. It is expected that Congressional hearings will continue and some version of the Credit Card Fair Fee Act will be introduced again in 2009. The Federal Reserve and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States.

During 2008, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive card holder payment information. Proposed state legislation aimed at regulating pricing or other aspects of merchants’ card acceptance will continue during 2009. In the event that governmental or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected.

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. For information about our receipt of a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice, please see “Other Matters” within “Legal Proceedings” below.

U.S. CARD SERVICES

As a significant part of its proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our Travelers Cheques and prepaid services business. The proprietary Card business offers a broad set of card products to attract our target customer base. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers;

•	designing Card products with features that appeal to specific customer segments;

•	the use of strong incentives to drive spending on our various Card products, including our Membership Rewards® program and other rewards features;

•	the use of loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners to drive spending;

•	the development and nurturing of wide-ranging relationships with co-brand and other partners;

•	promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories;

•	a multi-card strategy (having multiple Card products in customers’ wallets); and

•	providing exceptional customer service.

American Express ranked highest in customer satisfaction among credit card companies in a September 2008 study by J.D. Power and Associates, one of the world’s most respected consumer research firms. The study, which compared the 18 largest U.S. credit card issuers, looked at the key drivers of satisfaction: benefits and features, rewards, billing and payment processes, fees and rates, and problem resolution.

Consumer and Small Business Services

We offer individual consumer charge Cards such as the American Express Card, the American Express Gold Card, the Platinum Card®, and the ultra-premium Centurion® Card; revolving credit Cards such as Blue from American Express®, Blue Cash® Card from American Express and Blue Sky from American ExpressSM; and a variety of Cards sponsored by and co-branded with other corporations and institutions, such as the Delta SkyMiles Credit Card from American Express, True Earnings® Card exclusively for Costco members, Starwood Preferred Guest Credit Card and JetBlue Card from American Express.

Centurion Bank and AEBFSB as Issuers of Certain Cards

Our revolving credit Cards in the United States are issued by Centurion Bank, which markets primarily through direct mail and other remote marketing channels, and AEBFSB, which markets through in-person selling and third-party co-brand partners as well. Centurion Bank and AEBFSB also issue consumer charge cards and AEBFSB issues all OPEN® credit cards and charge cards. Both banks are wholly owned subsidiaries of TRS.

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

Centurion Bank is subject to the risk-based capital adequacy requirements promulgated by the FDIC. Under these regulations, a bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%. Based on Centurion Bank’s tier one risk-based capital, total risk-based capital and leverage ratios, Centurion Bank was considered to be well-capitalized at December 31, 2008.

AEBFSB is subject to the risk-based capital adequacy requirements promulgated by the OTS. Under these regulations, a federal savings bank is deemed to be well-capitalized if it maintains a tier one risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a tier one core capital ratio of at least 5%. Based on AEBFSB’s tier one risk-based capital, total risk-based capital and tier one core capital ratios, AEBFSB was considered to be well-capitalized at December 31, 2008.

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

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, grace periods and rate and fee structures. Lending products such as Blue from American Express, Blue Cash from American Express and Blue Sky from American Express, enable card members to put a larger proportion of spending on American Express and promote increased relevance for our expanding merchant network.

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

In December 2008, we announced a multiyear extension of several key agreements with Delta Air Lines, including, among others, our Co-Brand Card Agreement, Membership Rewards Agreement and Card Service Agreement. The multiyear extension, which was signed following Delta Air Lines’ acquisition of Northwest Airlines, allows continued expansion of programs with American Express across our Co-brand credit card, Membership Rewards, merchant services and travel businesses.

During the year, we launched the Delta Reserve Credit Card, a super premium Delta co-brand product, for U.S. based consumers and small businesses. Delta Reserve offers Cardmembers the ability to earn Medallion Qualification Miles (“MQMs”) at a faster rate, share MQMs with friends or family, access the Crown Room Club, priority boarding and security lines, as well as concierge services and an annual Coach or First Class companion certificate.

Also in 2008, working with Delta, we launched Pay with Miles, available exclusively to American Express Gold, Platinum and Reserve Delta SkyMiles Credit Cardmembers. Pay with Miles allows Cardmembers to book flights on delta.com and use Miles to pay for all or part of a Delta ticket, with no blackout dates or inventory restrictions.

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

Card Pricing and Account Management

Certain of our Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations.

Membership Rewards® Program

The Membership Rewards program from American Express has over 1,600 redemption partners worldwide, is offered in 98 markets around the world and is built around 48 programs, each tailored to local market needs. The program allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express Cards, and then redeem their points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donations to benefit tens of thousands of charities. Points generally have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Cardmembers earns points under this program.

The U.S. Membership Rewards program has over 150 redemption partners and features over 350 merchandise brands. Enrollees may also customize their own redemption experiences through the program’s Create Your Reward and Experiences options.

Membership Rewards program levels are aligned with specific card products to better meet Cardmember lifestyle and reward program usage needs. American Express Cardmembers participate in one of three

Membership Rewards program levels based on the Credit or Charge Card they have in their wallet. For those Cardmembers with American Express Credit Cards, including Blue from American Express, we have the Membership Rewards Express® program. American Express Charge Cardmembers with American Express Green and Gold Cards have the Membership Rewards program. Platinum Card® members and Centurion® Card members are enrolled in the Membership Rewards First® program.

During the year we also expanded our list of redemption partners and announced a number of innovations to meet customer demand. We expanded the 2008 Membership Rewards Program to include partners such as Brookstone, Coach, Legal Sea Foods, Old Navy, Mandarin Oriental Hotel Group, The Peninsula Hotels, Ruth’s Chris Steak House, west elm, and Jumeirah Hotels and Resorts. We also launched new redemption options like the Express RewardsSM Gas Card, a prepaid card that can be used at any gas station that welcomes American Express. And to deliver more value to our Cardmembers so they can be rewarded even faster, we recently increased the number of bonus points Cardmembers can earn when they shop through the Bonus Points Mall® Web site, a one-stop shopping portal that features over 200 popular brands.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Cardmember charge volume, customer participation in the program, and contractual arrangements with redemption partners. At year end, we estimated that current Cardmembers will redeem approximately 90% of their points. For more information on our Membership Rewards Program, see “Critical Accounting Policies—Reserves for Membership Rewards Costs” appearing on page 17 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards continues to be an important driver of Cardmember spending and loyalty. We believe, based on historical experience, that Cardmembers enrolled in rewards programs yield higher spend, stronger credit performance and greater profit for us. By offering a broader range of redemption choices, we have given our Cardmembers more flexibility in the use of their rewards points and favorably affected our average cost per point. We continually seek to optimize the overall economics of the program and make changes to enhance its value to Cardmembers. Our program is also valuable to merchants that become redemption partners as we bring them high-spending Cardmembers and new marketing channels to reach these Cardmembers.

Cardmember Special Services and Programs

Throughout the world, our Cardmembers have access to a variety of fee-free and fee-based special services and programs, depending on the type of Cards they have. Examples of these special services and programs include:

•      the Membership Rewards® program

•      Global Assist® Hotline

•      Extended Warranty

•      Car Rental Loss and Damage Insurance Plan

•      Purchase Protection Plan

•      Emergency Card Replacement

•      Return Protection

•      Manage Your Card Account Online

•      Year-End Summary

•      American Express Roadside Assistance Services

•      American Express Bill Pay®

•      Emergency Check Cashing Privileges

•      Automatic Flight Insurance

•      Premium Baggage Protection

•      CreditSecure

•      Account Protector

•      Assured Reservations

•      Online Fraud Protection Guarantee

•      Credit Card Registry

•      My Free Credit Score and Report

•      Identity Theft Assistance

•      Event Ticket Protection Plan

•      Platinum Office Program

During 2008, we announced the return of Members Project®, the online initiative that enables Cardmembers to submit, discuss and vote on projects that make a positive impact in the world. At the conclusion, American Express will fund five projects for a total of $2.5 million.

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (firms that generally have less than 100 employees and/or annual sales of $10 million or less), a key growth area in the United States. American Express OPEN® (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:

•	charge and credit cards;

•	unique rewards on eligible spend and business relevant redemptions;

•

3% - 25% discounts at select suppliers of business services and products, including airline tickets, car rentals, hotel stays, package shipping, printing and photocopying services, event tickets, books, flowers, gifts and other business services;

•	resources to help grow and manage a business through the community-driven Web Site, OPEN Forum®;

•	expense management reporting;

•	enhanced online account management capabilities;

•	retail and travel protections such as baggage insurance; and

•	travel services.

All American Express OPEN Cardmembers are automatically enrolled in OPEN Savings®, which is a program that offers savings for all OPEN customers on travel and other major business expenses simply by using their American Express Business Card at participating companies. These savings may be combined with any existing discounts or offers. During 2008, we expanded OPEN® Savings by signing new partners in various categories, including Epson America, Barnes&Noble.com, Carey International and StubHub. We also renewed relationships with existing partners such as FedEx, Hertz, Marriott International, Hyatt Hotels & Resorts, 1-800-FLOWERS.COM, Logoworks by HP, and added Marriott’s TownePlace Suites and Residence Inn brands to the program.

Card-Issuing Business—Competition

Our proprietary Card business encounters substantial and intense competition in the United States and internationally. As a card issuer, we compete in the United States with financial institutions (such as Citibank, Bank of America, JPMorgan Chase, and Capital One Financial) that issue general-purpose charge and revolving credit cards, and Discover Financial Services, which issues the Discover Card on the Discover Business Services network. We also encounter limited competition from businesses that issue their own cards or otherwise extend credit to their customers, such as retailers and airline associations, although these cards are generally accepted only at limited locations. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks, and competition among all issuers remains intense.

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

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general-purpose debit cards bearing either the Visa or MasterCard logo. As a result, the volume of transactions made with debit cards in the United States has continued to increase significantly and has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. The ability to substitute debit cards for credit and charge cards is limited because there is no credit extended and the consumer must have sufficient funds in his or her demand deposit account to pay for the purchase at the time of the transaction. We do not currently issue point-of-sale debit cards for use on the American Express network.

The principal competitive factors that affect the card-issuing business include:

•	features and the quality of the services, including rewards programs, provided to Cardmembers;

•	the number, spending characteristics and credit performance of Cardmembers;

•	the quantity and quality of the establishments that accept Cards;

•	the cost of Cards to Cardmembers;

•	pricing, payment and other Card account terms and conditions;

•	the number and quality of other charge and credit cards available to Cardmembers;

•	the nature and quality of expense management data capture and reporting capability;

•	the success of targeted marketing and promotional campaigns;

•	reputation and brand recognition;

•	the ability of issuers to manage credit and interest rate risk throughout the economic cycle;

•	the ability of issuers to implement operational and cost efficiencies; and

•	the quality of customer service.

As the payment industry continues to evolve, we are also beginning to face competition from non-traditional players, such as online networks and telecom providers, that leverage new technologies and customers’ existing charge and credit card account and bank relationships to create payment solutions.

Financing Activities

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), purchases the majority of charge Card receivables arising from the use of corporate cards issued in the United States and consumer and corporate Cards issued in certain currencies outside the United States. Credco traditionally financed the purchase of receivables principally through the issuance of commercial paper and the sale of medium- and long-term notes. Similarly, Centurion Bank and AEBFSB have financed their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of short- and medium-term notes and certificates of deposit in the United States. TRS, Centurion Bank and AEBFSB also typically have funded receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

The Company meets its funding needs through a variety of sources, including debt instruments such as commercial paper, senior unsecured debentures and asset securitizations, long-term committed bank borrowing facilities in certain non-U.S. markets, and deposits placed with the Company’s U.S. banks by individuals and institutions.

As discussed elsewhere in this Report, the fragility of the credit markets and the current economic environment have impacted financial services companies through market volatility, loss of confidence and rating agency actions. Since September 2008, the market for the Company’s unsecured term debt and asset securitizations, like that for virtually all financial institutions, has been effectively frozen, except in connection with the Company’s participation in certain programs sponsored by the federal government and certain of its departments and agencies. Therefore, the Company’s ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on a renewal of investor demand.

A series of government programs launched or announced by the U.S. and other governments during the fourth quarter of 2008 provided some stability to the capital markets and reduced dislocations in benchmark indices such as LIBOR. The Company has participated in certain of these programs, including the Commercial Paper Funding Facility (“CPFF”) and the Temporary Liquidity Guarantee Program (“TLGP”).

In late 2008, we also moved to increase our flexibility in funding U.S. consumer and small business charge cards by amending agreements between Credco and Centurion Bank and AEBFSB to allow us to shift from time to time the funding of those receivables from Credco to Centurion Bank and AEBFSB.

(You can find a discussion of our securitization and other financing activities on page 15, page 18,

pages 29-41 and pages 49-50 under the caption “Financial Review,” and Note 6 on pages 84-87 of our 2008 Annual Report to Shareholders, which portions we incorporate herein by reference.) In addition, please see “Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital” in Item 1A—Risk Factors below.

Card-Issuing Business—Regulation

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

•

the final rules recently issued by the Federal Reserve amending Regulation AA (i.e., “UDAP”) (which prohibits certain acts or practices in connection with consumer credit card accounts) and Regulation Z (which substantially revises the open-end credit provisions of Regulation Z); and

•	Federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

Certain federal privacy-related laws and regulations govern the collection and use of customer information by financial institutions (see “Corporate & Other” below). Federal legislation also regulates abusive debt collection practices. In addition, a number of states, the European Union, and many foreign countries in which we operate have significant consumer credit protection and disclosure and privacy-related laws (in certain cases more stringent than the laws of the United States). Bankruptcy and debtor relief laws affect us to the extent that such laws result in amounts owed being classified as delinquent and/or charged off as uncollectible. As stated above, card issuers and card networks are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. For a discussion of these and other regulations and legislation that impact our business, please see “Supervision & Regulation—General” within “Corporate & Other” below.

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

American Express Consumer Travel Network—USA

The American Express Consumer Travel Network—USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently-owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services, which provide programs such as the International Airline Program, which offers special discount fares on certain international first and business class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion Card and Platinum Card members include Centurion Cruise Privileges®, Centurion Destinations® and Platinum Destinations® Vacations, the Private Jets Program, Private Villas and Yachts. Consumer Travel also provides Membership Rewards programs designed for specific Cardmember segments such as Gold Card Destinations.

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

Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique American Express Cardmember benefits such as an American Express Travel Office locator, Travel Specialist finder tools, double Membership Rewards points, and travel planning resources and destination content through the “Local Color” portion of the Web site. In addition, Cardmembers are able to Pay With Points by redeeming Membership Rewards points for some categories of travel through our Web site, as well as through our call centers and Travel Offices. The ability to Pay With Points for travel is unique among our competitors and has been well received by our customers, as well as a material driver of incremental sales.

Consumer Travel continues to attract agencies to our Representative Network to increase our network footprint in areas where American Express Cardmembers are concentrated. In 2008, 13 new member agencies were added to the Representative Network. Key signings include Corporate Travel Planners of San Antonio, TX—the largest privately held travel management company in Texas, and Travel-On of Beltsville, MD—the largest privately owned travel management company in Maryland. In addition, we opened a new, larger customer call center in Lawrenceville, Georgia. TRS’ worldwide travel network of retail travel locations is important in supporting the American Express brand and providing Cardmember servicing throughout the world, including a range of Travelers Cheques, Gift Cheques, Gift Cards and foreign exchange services.

Consumer Travel Network—USA—Competition

American Express Consumer Travel competes with a variety of different competitors including traditional “brick and mortar” travel agents, credit card issuers offering products with significant travel benefits, online travel agents and travel suppliers that distribute their products to consumers directly via the Internet or telephone-based customer service centers. In recent years we have experienced an increasing presence of “niche” players that are seeking to capitalize on the growth in the luxury travel segment by combining luxury travel offers with concierge-type services.

INTERNATIONAL CARD SERVICES

We issue our charge and credit Cards in numerous countries around the globe. Our geographic scope is widespread and we focus primarily on those markets that we believe offer us the greatest financial opportunity. For a discussion of Cards issued internationally through our GNS partner relationships, please see the section “Global Network Services” above.

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2008. These are Cards that we issue, either on our own or, as further described below, as co-brands with partnering institutions. This past year, among other new proprietary products, we announced or launched Cards with David Jones (Department Stores) in Australia, Cathay Pacific in Hong Kong and Taiwan, and Centurion Charge Cards in Argentina and Canada.

We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel® program and our Extended Payment Option to Cardmembers in several international markets.

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

As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,500 redemption partners across our international business, with an average of 95 partners in each country; less than 25% of these partners are in the travel industry. Cardmembers can redeem their points with more than 50 airlines and over 200 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2008, we continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem Membership Rewards points more quickly. Among other new participants, we added British Airways Miles in the United Kingdom and in a number of other international markets.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Customers, through 25 exclusively dedicated call centers in 25 countries. Additionally, Membership Travel Services operates 19 proprietary Travel Service Offices in Mexico, Italy and Argentina to provide all Cardmembers with travel and general card service assistance. We also provide foreign exchange services in Mexico and Italy. We have taken steps to enhance our capabilities to sell exclusively-negotiated benefits and luxury travel packages with preferred suppliers through the Fine Hotels and Resorts Program, American Express Vacations and American Express’s International Airline Program. In 2008, we added 11 to the existing 21 airline partners in our International Airline Program (IAP), which is exclusively available to Platinum and Centurion Cardmembers and which allows them to receive complimentary companion tickets or a class upgrade when flying on qualifying international flights in business or first class.

We increased the flexibility of payment for travel and concierge services by allowing Platinum Card and Centurion Card members to use their Membership Rewards points to pay for their travel purchases in 11 international markets.

International Proprietary Consumer Card—Competition

Compared to the United States, consumers outside the United States use general-purpose charge and credit cards for a smaller percentage of their total payments, with some large emerging market countries just beginning to transition to card usage in any meaningful way. Although our geographic scope is widespread, we generally do not have significant share in the markets in which we operate outside the United States. Internationally, our proprietary Card-issuing business is subject to competition from multinational banks, such as Citibank, HSBC and Banco Santander, as well as many local banks and financial institutions. Globally, we view Citibank and HSBC as our strongest competitors, as they currently offer card products in a large number of markets.

International Proprietary Consumer Card—Regulation

Initiatives by regulators to implement reforms to the payments landscape continued in 2008 in a number of our key international markets and we expect similar activity in 2009. While the nature of the initiatives varies widely, regulators are increasingly looking at developments in other jurisdictions to help inform and guide their policy. In a number of markets APRs and other card practices have been the focus of attention—and we expect this to continue in 2009.

As a consequence, international markets may consider and implement additional card practice regulation in 2009. As we move forward we continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

Through our Global Commercial Services (“GCS”) group, we provide expense management services to more than 100,000 companies and organizations worldwide through Global Commercial Card and Global Travel Services. American Express is a leading global issuer of commercial cards and is also a leading global travel management company for corporations and businesses. During 2008, we added or retained several major Commercial Card clients in the United States and internationally, including Dell, Hallmark, Symantec and GE (following the acquisition of GE Money’s Corporate Payment Services business in March 2008). Additionally, in 2008, we added or retained several American Express Business Travel clients in the United States and internationally, including Ford, Sun Microsystems, Unisys, Fluor, Commonwealth Bank and Tyco International.

GCS offers five primary products and services:

•	Corporate Cards, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment spending;

•	Corporate Purchasing Solutions, an account established by corporations to pay for everyday business expenses such as office and computer supplies;

•	Buyer Initiated Payment, an electronic solution for companies looking to streamline their payment processes;

•	vPayment technology, which provides fast and efficient payment for large ticket purchases and permits the processing of large transactions with effective fraud controls; and

•	American Express Business Travel, which helps businesses manage and optimize their travel expenses through a variety of travel-related products, services and solutions.

Global Commercial Card

Global Commercial Card (“GCC”) offers a range of expense management solutions to companies worldwide through our Corporate Card program, Corporate Purchasing Solutions, and electronic payment services such as Buyer Initiated Payment.

The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in over 50 countries, which we distribute through proprietary operations and partner banks, and international dollar Corporate Cards in over 100 countries.

Corporate Purchasing Solutions (“CPS”) helps large corporations and mid-sized companies manage their everyday spending. CPS is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment in 22 markets around the world. These types of purchases by corporations help to diversify our spend mix beyond travel and entertainment.

Buyer Initiated Payment allows American Express to pay B2B suppliers electronically on behalf of our clients, permitting them to manage payments, extend their own days payable outstanding or float and increase their cash on hand. Buyer Initiated Payment has first been offered to clients in the United States and will be offered in other markets around the world in 2010. This solution is best suited for mid to large-sized companies that want to streamline their payment processes, reduce supplier inquiries, convert paper to electronic payments, and optimize cash flow.

With the increased focus on cost containment by firms, we have experienced significant growth over the past few years with the Corporate Meeting Card, which helps companies control meeting expenses. The Corporate Meeting Card is available in 24 markets including the United States. It provides clients with a tool to capture spend and provides corporate meeting planners with a tool to simplify the meetings payment process and access to data to support negotiations with suppliers. GCC also offers the Corporate Defined Expense Program (“CDEP”). This product allows companies to set a maximum amount to be charged on a CDEP Card before expiration and permits them to separate spending data for specific purposes on projects. It is designed for companies that want to allocate funds for a specific purpose, such as employee relocations or training.

In addition to providing expense management services to large and global corporations, our GCC business markets Commercial Card programs to middle market companies (defined in the United States as firms with annual revenues of $1 million to $1 billion) worldwide. GCC is focused on continuing to expand its business with mid-sized companies, which represent significant growth opportunities. Businesses of this size often do not have corporate card programs. However, once enrolled in a Card program, mid-sized companies, which usually do not have well-defined purchasing programs, typically put a significant portion of their business spending (both travel and entertainment and non-T&E, such as office supplies) on the Card because they can gain control, savings and employee benefits. GCS offers the Savings at Work® Program to mid-sized companies in the U.S., as well as similar programs globally, which provide companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and overnight shipping.

On March 28, 2008, we purchased Corporate Payment Services, the commercial card and corporate purchasing business unit of General Electric Company (“GE”) for approximately $1.1 billion plus the repayment of Corporate Payment Services’ $1.2 billion in outstanding debt of this business as of the acquisition date. GE continues to be the unit’s largest single client and has signed a multi-year agreement to remain a client of ours.

The sale also included the purchase of GE’s patented vPayment technology, which provides fast and efficient payment for large ticket purchases. This platform provides unique account numbers for each transaction that expire once the purchase has been authorized. As a result, vPayment permits the processing of large transactions with effective fraud controls.

In 2008, we also announced an alliance with Concur Technologies, Inc., a leading provider of on-demand T&E expense management services, that involves both an exclusive marketing partnership and a strategic equity investment in the company. Concur will exclusively promote American Express’s Corporate Cards to its clients, in return for promotional exclusivity of Concur® Expense by American Express’s Global Commercial Card and Global Travel Services businesses. We purchased 6.4 million shares of newly issued common stock of Concur, representing 13% post issuance of the currently outstanding common equity voting interest in Concur, at a price per share of $39.27, for approximately $251 million in cash. In addition we received a warrant in connection with our stock purchase, pursuant to which we have the right to purchase an additional 1.28 million shares of Concur common stock at any time during the next two years, at $39.27 per share.

Extending its travel agency partnership strategy, GCC signed a multi-year preferred supplier agreement with Carson Wagonlit Travel (“CWT”). As part of the agreement, CWT will promote and distribute three American Express payment solutions to its clients and prospects in 21 countries. We also signed a hotel folio agreement with InterContinental Hotels Group (“IHG”) that enables American Express to provide its Card customers with reports that break down their lodging expenditures at nearly 2,800 IHG properties in the United States.

GCC offers American Express @ Work®, a secure, web-based suite of online tools that enables clients to manage their Commercial Card, Corporate Purchasing Solutions and Corporate Meeting Card programs on a 24/7 basis through a single user interface. American Express @ Work provides authorized client representatives online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their program or Commercial Card accounts through an easy to use online interface. American Express @ Work also includes automated expense reporting and reconciliation tools that enable clients to enforce program compliance and effectively integrate spend information with their internal accounting systems. This suite of online tools is intended to assist companies in managing expenses more efficiently than offline alternatives, thereby decreasing both the direct and indirect costs associated with maintaining accounts and ensuring program compliance.

Global Commercial Card Business—Competition

The commercial payments industry is dynamic and highly competitive, with competition increasingly intense at both the card network and card issuer levels. Our Commercial Card offerings have experienced increasing competition, including competitors’ aggressive expansion into new and emerging markets, efforts to transition business-to-business spend from cash and check to electronic invoicing and payment vehicles, and expanded marketing and advertising budgets for commercial card services. In the current economic environment, the interest in expense management tools is particularly strong, as clients aim to capture data, analyze trends and make decisions that enhance their cash flow and profitability.

In addition, both Visa and MasterCard have increased efforts to support card issuers such as U.S. Bank, JPMorgan Chase, and Citibank to build and support data collection and reporting necessary to satisfy customer requirements.

Commercial Card issuers have increasingly acquired niche technology offerings to enhance data capture capabilities and reporting functionality. These efforts are built on the solid progress of Visa and MasterCard to offer more global, robust solutions. As such, global servicing, data quality, technological functionality and simplicity, and customer experience are among the key competitive factors in the commercial card business.

Global Commercial Card Business—Regulation

The Global Commercial Card business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well laws that generally prohibit engaging in unfair and deceptive business practices. (For a discussion of this legislation, see “Card-Issuing Business—Regulation”.) We are also subject to certain state laws that regulate fees and charges on our products. Additionally, as a global business, we are subject to U.S. state data security and breach notification laws and regulations, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. Along with the rest of our business, as a card issuer, as discussed above, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. (For a discussion of this legislation and its effect on our business, see “Supervision & Regulation—General” within “Corporate & Other” below.)

Global Travel Services

Global Travel Services (“GTS”) consists of American Express Business Travel and Global Foreign Exchange Services.

American Express Business Travel (“Business Travel”) provides globally integrated solutions, both online and offline, to help organizations manage and optimize their travel investments and service their traveling employees. As well as 24-hour customer service to clients globally, both on a day-to-day and emergency basis, these solutions include:

•	Travel reservation advice and booking transaction processing;

•	Travel expense management policy consultation;

•	Supplier negotiation and consultation;

•	Management information reporting, data analysis and benchmarking;

•	Group and incentive travel services;

•	Advisory services; and

•	A suite of best-in-class products and solutions that help organizations to maximize the return on travel expenses.

American Express operates one of the world’s largest travel networks, which caters to both consumer and corporate customers’ travel needs with $25.4 billion of travel spend globally in 2008 (through proprietary operations and consolidated joint ventures).

Organic growth of the business along with acquisition and partnership strategies with local market companies remain key components of Business Travel’s global growth strategy. In 2008, we launched Avexia Voyages, a new independent agency dedicated to meeting the needs of small sized enterprise customers in France. We also increased our investment in Rearden Commerce, a company that provides a digital personal assistant to support business travel.

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

We offer a range of other solutions to our customers that provide them with savings, control, services and traveler care. For example, we offer customers savings and benefits through the Preferred Extra supplier value programs and advisory services, which provide preferred supplier rates and consulting solutions in all areas of travel and entertainment expense management. We also offer the TravelBahn® High-Speed Network, which is our data management network, and our TravelBahn® Distribution Solution, which provides access to airline inventory and fares for Business Travel customers with a number of carriers in North America and in select international markets. In 2008, we launched several innovative solutions and service enhancements that increased the savings and control clients could achieve, including:

•	Launch of after hours servicing (aXcess) and PreTrip Approval (giving companies better visibility and control over travel expenses) products;

•	Launch of the online booking tool AXIOM® (powered by Rearden Commerce) in the UK market, which helps companies manage travel and entertainment spend beyond air, car and hotel;

•	Launch of an Eco suite of solutions to help companies building environmentally friendly travel programs;

•	Enhancement of our Management Information solution to deliver improved business intelligence to clients; and

•	Creation of the industry’s first social networking site, BusinessTravelConneXion, designed to connect travel buyers on a central platform.

In 2008, we also established in the marketplace comprehensive cost-saving travel management offerings, including products such as Recession-Proof Your Travel Investment, a proprietary methodology that allows us to make travel program recommendations to maximize returns. Other products offered included Webfare guarantees for the small- and mid-sized segments in the United States, a travel management loyalty program with double Membership Reward points for individual travelers and automatic ticket refunds in the United States and select international markets. We also help to drive customer savings and benefits through a dedicated best in class Advisory team, which provides comprehensive consulting solutions in all areas of travel and entertainment expense management.

Business Travel has moved many of its business processes and customer servicing online. In the United States, more than 50% of all Business Travel transactions continue to be processed online. In addition, the volume of online transactions is growing in other markets around the world.

Global Foreign Exchange Services (“FES”) consists of retail and wholesale foreign exchange services and FX International Payments. Other than in Australia, Mexico, Singapore and Italy, where we operate foreign exchange offices in city locations, we concentrate our retail foreign exchange business in key international airports, for example at London Heathrow, the Aeroports de Paris and Changi Airport in Singapore. For corporate clients, our FX International Payments online product allows companies and banks to make cross-border payments in major foreign currencies at competitive exchange rates. In 2008 we secured agreements to operate and opened new foreign exchange bureaus at Heathrow Terminal 1 and Terminal 3 at Changi to complement our existing presence in those airports; signed a three-year extension to our strategic alliance with Westpac Bank for the provision of foreign currency banknotes and travelers cheques through its branch network; retained and expanded wholesale supply agreements with TUI in the United Kingdom and Australia Post Office; re-signed five credit unions in Australia; signed eight U.S. banks along with adding over 2,000 new corporate clients globally to our FX International Payments business.

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

For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold. Carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel agents because they do not receive distribution revenue from directly booked transactions. In recent years, the airline industry has undergone bankruptcies, restructurings, consolidations and other similar events. These types of structural changes may result in additional challenges to travel management companies.

Overall, intense competition among travel management companies, the ongoing trends of increasing direct sales by airlines, the rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees, continue to put pressure on revenue for travel agents.

Over the last few years we have evolved our business model allowing us to charge customers for the services we provide and the value we create, and restructured our expense base through the rationalization of our call center locations and the transitioning of many of our services online. This restructuring, as well as the leverage our global presence provides, has helped us to balance these revenue pressures. We continue to look for new ways to enhance the value we deliver for our customers both online and offline. Additionally, we are focusing on developing new and innovative products, services and technologies, which enhance the value we deliver to our customers and suppliers and address ongoing travel industry challenges and opportunities.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s publishing business, Travelers Cheques and other prepaid products, as well as other company operations. We also discuss information relevant to the Company as a whole in this section.

American Express Publishing

Through American Express Publishing, we publish luxury lifestyle magazines such as Travel+Leisure®, Travel+Leisure Golf, Food & Wine® and Departures®; travel resources such as SkyGuide®; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and eskyguide.com. We have an agreement with Time Inc. under which it manages our publishing business, and we share profits relating to this business.

Global Prepaid (formerly known as Global Travelers Cheques and Prepaid Services)

We have been in the business of issuing and selling travelers checks since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are currently available in U.S. dollars and four foreign currencies, including Euros. We also issue and sell other forms of paper travelers checks, including American Express® Gift Cheques, which are available in U.S. and Canadian dollars. Sales of Travelers Cheques continued to decline in 2008.

In addition to travelers checks, Global Prepaid also offers prepaid gift cards in the United States: the American Express® Gift Card, which can be used in the United States at merchants that accept American Express Cards, and mall-branded gift cards, which can also be used at multiple unaffiliated merchants that are located within a specific shopping mall and that accept the American Express® Card. The gift cards we offer are not for use at cruise lines or ATMs and, subject to applicable law, a monthly service fee applies in the thirteenth month after purchase of the gift card. Sales of gift cards continued to rise in 2008, reflecting the growing popularity of these products and our efforts to increase buying convenience for customers.

Through American Express Incentive Services L.L.C., a joint venture with Maritz Inc., we offer various incentive prepaid products, including the Corporate Gift Cheque, the Incentive Funds Card and several points-based incentive cards.

We sell American Express prepaid products through a variety of channels, including sales directly to customers via phone and the Internet. Travelers Cheques and Gift Cheques are sold primarily through a broad network of selling outlets worldwide, including American Express travel offices, independent travel agents and third-party financial institutions. Gift cards are primarily sold through travel offices and retail establishments, including supermarkets and drug stores.

During 2008, we solidified our position as the largest gift card issuer in the United States by signing distribution deals with two of the largest mall operators, including The Macerich Partnership, and are continuing to expand the supermarkets and everyday spend retailers that sell our gift card products.

Global Prepaid—Competition

Travelers Cheques compete with a wide variety of financial payment products, including cash, foreign currency, checks, other brands of travelers checks, debit, prepaid and ATM cards and, in some circumstances, other payment cards. Our prepaid cards (“open-system” cards that can be used at multiple unaffiliated sellers of goods or services) compete with the same payment methods; gift cards compete primarily with cash, checks and other open-system and store-specific gift cards.

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

Global Prepaid—Regulation

As an issuer of travelers checks, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly-rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards in accordance with applicable law, predominantly in highly-rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually. In addition, travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which such issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. Numerous states have amended their abandoned property laws to apply to prepaid cards.

In the past few years, some states have enacted laws pertaining to the issuance and the sale of gift cards. We continue to monitor state legislative activity restricting the fees that consumers can be charged or the expiration dates that can apply to gift cards. In 2008, we observed that a few states, Massachusetts and Rhode Island, revised their statutes to permit issuers to charge fees on gift cards that can be used at multiple unaffiliated sellers of goods and services. We believe this is an important development as state legislators continue to recognize the differences between “open system” gift cards and store-specific or “closed system” gift cards. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer gift cards, we have limited or withdrawn from selling these cards. Federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as “Money Service Businesses” and compliance with anti-money laundering recordkeeping and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be “Money Service Businesses,” are not required to register under these regulations. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.

American Express Banking Corp.

American Express Banking Corp. (“AEBC”) is a New York investment company organized under Article XII of the New York State Banking Law and is a wholly owned direct subsidiary of American Express. Immediately prior to the sale of American Express Bank Ltd. (“AEBL”) to Standard Chartered, AEBL transferred to AEBC its banking business in Greece and Card and related businesses in India. Following the sale, AEBC directly owns and operates these businesses. AEBC now has branch offices in Greece and India and is subject to continuous supervision and examination by the New York State Banking Department (“NYSBD”) pursuant to the New York State Banking Law. AEBC’s branches are licensed and regulated in the jurisdictions in which they do business and are subject to the same local requirements as other competitors that have the same license.

Service and Technology Infrastructure

We continue to make significant investments, both in the United States and internationally, in our Card systems and infrastructure to allow faster introduction and greater customization of products. We also are using technology to develop and improve our service capabilities to continue to deliver a high quality customer experience. For example, we maintain a service delivery platform that our employees use in the Card business to support a variety of customer servicing and account management activities such as account maintenance, updating of Cardmember information, the addition of new Cards to an account and resolving customer satisfaction issues. In international markets, we are enhancing our global platforms and capabilities, such as in revolving credit.

We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. During 2008, we continued to broaden our focus to use the Internet to drive revenue and build our brand, while continuing to migrate transaction volumes at lower costs. We also continue to have more online customer service interactions in the United States than we do by telephone or in person.

As of year-end, customers had enrolled approximately 24 million Cards globally in our “Manage Your Card Account” service. This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 23 markets around the world, including the United Kingdom, Australia, Italy, France, Mexico and Japan.

We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, security and privacy. In 2006, we and several other payment card networks formed PCI SSC, an independent standards-setting organization to manage the evolution of technical data security standards. (For a discussion of this organization, see the “Global Network Services” section above.)

In 2002, we outsourced most of our technology infrastructure management and support to IBM. The various arrangements covered under our agreement with IBM range in term from 7 to 11 years, with certain rights to extend. This arrangement currently enables us to benefit from IBM’s expertise while lowering our information technology costs. IBM is currently responsible for managing most of our day-to-day technology infrastructure functions, including most of our mainframe and midrange computing systems; Web hosting; database administration; help desk services and data center operations. We also outsource other technology infrastructure functions to other third-party service providers. Our internal IT organization continues to retain the Company’s key technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, developing and maintaining applications and databases and managing the technology portfolios of our businesses.

Supervision and Regulation—General

Overview

On November 14, 2008, American Express Company and TRS became bank holding companies under the BHC Act and elected to be treated as financial holding companies under the BHC Act. As a bank holding company under the BHC Act, the Company is subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all of its nonbank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries, as applicable, and to the other U.S. regulators of the Company’s U.S. non-depository institution subsidiaries that regulate certain activities of those subsidiaries, such as insurance companies regulated by state insurance authorities.

Most aspects of our business continue to be subject to rigorous regulation by other U.S. Federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.

Banking Regulation

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth and impaired assets. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds and not for the protection of holders of our securities. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends and restrict operations and acquisitions. Bank holding companies and banks are prohibited by law from engaging in unsafe and unsound banking practices.

Financial Holding Company Status and Activities

Under the BHC Act, an eligible bank holding company may elect to be a “financial holding company” and thereafter may engage in a range of activities that are financial in nature and that were not previously permissible for banks and bank holding companies. A financial holding company may engage directly or through a subsidiary in certain statutorily authorized activities. A financial holding company also may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety and soundness of an institution or to the financial system generally. In addition to these activities, a financial holding company may engage in those activities permissible for a bank holding company that has not elected to be treated as a financial holding company.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary U.S. depository institutions must be well capitalized and well managed. A bank holding company may become a financial holding company by filing a declaration with the Federal Reserve that it elects to become a financial holding company. The Federal Reserve generally must deny expanded authority to any bank holding company with a subsidiary insured depository institution that received less than a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review as of the time it submits its declaration. If, after becoming a financial holding company and undertaking activities not permissible for a bank holding company, the company fails to continue to meet any of the requirements for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with all applicable capital and management requirements. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary banks or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company.

Activities and Acquisitions

The BHC Act requires a bank holding company to obtain the prior approval of the Federal Reserve before: (1) it may acquire direct or indirect ownership or control of any voting shares of any bank or savings and loan association, if after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of any class of the voting securities of the institution; (2) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank or savings and loan association; or (3) it may merge or consolidate with any other bank holding company.

The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, as amended (the “Interstate Banking Act”), generally permits bank holding companies to acquire banks in any state, and preempts all state laws restricting the ownership by a bank holding company of banks in more than one state. The Interstate Banking Act also permits (1) a bank to merge with an out-of-state bank and convert any offices into branches of the resulting bank if both states have not opted out of interstate branching, (2) a bank to acquire branches from an out-of-state bank if the law of the state where the branches are located permits the interstate branch acquisition and (3) banks to establish and operate de novo interstate branches whenever the host state opts-in to de novo branching. Bank holding companies and banks seeking to engage in transactions authorized by the Interstate Banking Act must be adequately capitalized and managed.

The Federal Reserve must approve certain additional capital contributions to an existing non-U.S. investment and certain direct and indirect acquisitions by the Company of an interest in a non-U.S. company, including in a foreign bank, as well as the establishment by Centurion Bank of foreign branches in certain circumstances.

The Change in Bank Control Act prohibits a person, entity, or group of persons or entities acting in concert, from acquiring “control” of a bank holding company such as the Company unless the Federal Reserve has been given prior notice and has not objected to the transaction. Under Federal Reserve regulations, the acquisition of 10% or more of a class of voting stock of the Company would, under the circumstances set forth in the regulations, create a rebuttable presumption of acquisition of control of the Company.

In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring control of the Company, which, among other things, includes the acquisition of ownership or control over 25% or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5% of the outstanding shares of any class of voting securities of the Company.

Source of Strength

Under Federal Reserve policy, the Company is expected to act as a source of strength to Centurion Bank and to commit capital and financial resources to support it. The required support may be needed at times when, absent that Federal Reserve policy, we may not find ourselves able to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

However, because the BHC Act provides for functional regulation of bank holding company activities by various regulators, the BHC Act prohibits the Federal Reserve from requiring payment by a holding company or subsidiary to a depository institution if the functional regulator of the payor objects to such payment. In such a case, the Federal Reserve could instead require the divestiture of the depository institution and impose operating restrictions pending the divestiture.

Capital Adequacy

The Company, TRS, Centurion Bank and AEBFSB are required to comply with the applicable capital adequacy standards established by the federal banking regulators. There are two risk-based measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve, as well as a leverage measure.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.

The minimum guideline for the ratio of total capital (“Total Capital”) to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the Total Capital must be composed of common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust preferred securities), non-cumulative perpetual preferred stock and for bank holding companies (but not banks) a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets (“Tier 1 Capital”). Tier 2 Capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are generally limited to 25% of Tier 1 Capital. The minimum guideline for the ratio of Tier 1 Capital to risk weighted assets is 4%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average total assets, less goodwill and certain other intangible assets (the “Leverage Ratio”), of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 4%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a “tangible Tier 1 Capital leverage ratio” (deducting all intangibles) and other indicators of capital strength in evaluating proposals for expansion or new activities.

In February 2009, the U.S. Department of the Treasury outlined the various aspects of its proposed Financial Stability Plan, which is being implemented in response to the ongoing financial crisis. Although the details of the Financial Stability Plan are still being developed, a key aspect of the Plan will be an effort to improve financial institutions’ public disclosures with respect to the exposures on their bank balance sheets. The Department of the Treasury will work with the Federal Reserve, the FDIC, the OTS and the Office of the Comptroller of the Currency to bring a “more consistent, realistic and forward looking assessment of exposures on the balance sheet of financial institutions.” In addition, the Treasury indicated that all banking institutions with assets in excess of $100 billion (which includes the Company) will be required to participate in the review undertaken by the Department of the Treasury and the various financial regulators and will be subject to a “stress test,” which will be a forward looking comprehensive assessment of whether we have the capital necessary to continue lending and to absorb the potential losses that could result from a more severe decline in the economy than projected.

For information regarding our capital ratios, please see Note 13 on pages 95-96 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference.

Prompt Corrective Action

The Federal Deposit Insurance Act (“FDIA”) requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to certain limitations on brokered deposits and Certificate of Deposit Account Registry Service deposits.

The FDIA generally prohibits an FDIC-insured depository institution from making any capital distribution (including payment of dividends) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized. Undercapitalized depository institutions are subject to restrictions on borrowing from the Federal Reserve and to growth limitations, and are required to submit a capital restoration plan. For a capital restoration plan to be acceptable, any holding company must guarantee the capital plan up to an amount equal to the lesser of 5% of the depository institution’s assets at the time it became undercapitalized and the amount of the capital deficiency at the time it fails to comply with the plan. In the event of the holding company’s bankruptcy, such guarantee would take priority over claims of its general unsecured creditors. If a depository institution fails to submit an acceptable plan, it is treated as if it is significantly undercapitalized.

Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized, requirements to reduce total assets and cessation of receipt of deposits from correspondent banks. Critically undercapitalized depository institutions are subject to appointment of a receiver or conservator.

Dividends

The Company and TRS as well as Centurion Bank and AEBFSB are limited in their ability to pay dividends. In general, federal and applicable state bank laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

It is Federal Reserve policy that bank holding companies should generally pay to common shareholders dividends on common stock only out of earnings and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition. Moreover, bank holding companies should not maintain dividend levels that undermine the company’s ability to be a source of strength to its banking subsidiaries.

Transactions between Centurion Bank or AEBFSB and Their Respective Affiliates

Certain transactions (including loans and credit extensions from Centurion Bank and AEBFSB) between Centurion Bank and AEBFSB, on the one hand, and their affiliates (including the Company, TRS and their non-bank subsidiaries), on the other hand, are subject to quantitative and qualitative limitations, collateral requirements, and other restrictions imposed by statute and Federal Reserve regulation. Transactions subject to these restrictions are generally required to be made on an arms-length basis. These restrictions generally do not apply to transactions between a depository institution and its subsidiaries.

FDIC Insurance Assessments

In November 2006, the FDIC issued final regulations, as required by the Federal Deposit Insurance Reform Act of 2005, by which the FDIC established a new base rate schedule for the assessment of deposit insurance premiums and set new assessment rates that became effective in January 2007. Under these regulations, each depository institution is assigned to a risk category based upon capital and supervisory measures. Depending upon the risk category to which it is assigned, the depository institution is then assessed insurance premiums based upon its deposits. Some depository institutions are entitled to apply against these premiums a credit that is designed to give effect to premium payments, if any, that the depository institution may have made in certain prior years.

Under the FDIA, the FDIC may terminate the insurance of an institution’s deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of our deposit insurance.

FDIC Powers Upon Insolvency of Insured Depository Institutions

Under the “cross-guarantee” provision of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (“FIRREA”), insured depository institutions, such as Centurion Bank and AEBFSB, may be liable to the FDIC with respect to any loss incurred or reasonably anticipated to be incurred by the FDIC in connection with the default of, or FDIC assistance to, any commonly controlled insured depository institution. Centurion Bank and AEBFSB are commonly controlled within the meaning of the FIRREA cross-guarantee provision.

If the FDIC is appointed the conservator or receiver of an insured depository institution upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution. The above provisions would be applicable to obligations and liabilities of Centurion Bank and AEBFSB, including, without limitation, obligations under senior or subordinated debt issued by Centurion Bank or AEBFSB to investors (referred to below as “public noteholders”) in the public markets.

Under federal law, the claims of a receiver of an insured depository institution for administrative expense and the claims of holders of U.S. deposit liabilities (including the FDIC, as subrogee of the depositors) have priority over the claims of other unsecured creditors of the institution, including public noteholders and depositors in non-U.S. offices, in the event of the liquidation or other resolution of the institution. As a result, whether or not the FDIC would ever seek to repudiate any obligations held by public noteholders, such persons would be treated differently from, and could receive, if anything, substantially less, than the depositors in U.S. offices of the depository institution.

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the primary federal regulator of a depository institution is required, in connection with its examination of the depository institution, to assess such depository institution’s record in meeting the credit needs of the communities served by that depository institution, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any depository institution that has applied, among other things, to merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company in considering the application. In addition, as discussed previously, the failure of the Company’s subsidiary depository institutions to maintain satisfactory CRA ratings could result in restrictions on the Company’s and TRS’ ability to engage in activities in reliance on financial holding company authority.

Privacy and Fair Credit Reporting

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

In addition, over 40 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach. In addition, several states are considering legislation requiring certain data security standards that could result in higher technology costs for the Company. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data.

In December 2008, the Federal Reserve, the Office of Thrift Supervision and the National Credit Union Administration (collectively, the “Agencies”) promulgated final rules prohibiting certain credit card practices for consumer credit card accounts. The Agencies exercised their authority under Section 5(a) of the Federal Trade Commission Act (“FTC Act”) to amend Regulation AA (i.e., “UDAP”), which prohibits unfair or deceptive acts or practices. Additionally, the Federal Reserve promulgated final rules substantially revising the open-end credit provisions of Regulation Z. The final amendments to Regulation AA and Regulation Z become effective July 1, 2010.

The final Regulation AA amendments, among other requirements, prohibit issuers from treating a payment as late for any purpose, including increasing the annual percentage rate or imposing a fee, unless a consumer has been provided a “reasonable amount of time” to make the payment. Additionally, the amendments require issuers to apply payment amounts in excess of the minimum payment either: (1) first to the balance with the highest APR; or (2) pro rata to the types of outstanding balances based on the amounts of those outstanding balances. In addition, the amendments prohibit an issuer from increasing the APR, unless one of the following five express exceptions apply relating to : (1) account-opening disclosure; (2) variable rates; (3) advance notice; (4) delinquency; and (5) workout arrangements.

The final Regulation Z amendments, among other requirements, extend the advance notice period for changes to principal account terms from the current 15 days to 45 days and requires the changes to be disclosed in a tabular disclosure similar to that provided at account opening. The amendments also require revisions to the format and content of all main types of open-end credit disclosures governed by Regulation Z, including applications and solicitations, account-opening disclosures, and periodic billing statements.

The final amendments to both Regulation AA and Regulation Z were issued largely as proposed. While we anticipate making changes to our products that are designed to lessen the impact of these changes, there is no assurance that we will be successful. If we are not able to lessen the impact of these changes, they will have a material adverse effect on our results of operations.

The Fair Credit Reporting Act of 1970 (“FCRA”) regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. FCRA was significantly amended by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, the Federal banking agencies issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rules by October 1, 2008. We qualify for an exception from the affiliate marketing provisions of the FACT Act, and as a result, we do not need to provide an affiliate marketing opt out. The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The Federal banking agencies and the FTC published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by the Federal banking agencies were required to comply with the rule by November 1, 2008 but the FTC has stated it will suspend enforcement of its rule until May 1, 2009. TRS continues to be regulated by the FTC with respect to this new rule and is currently evaluating what steps it will need to take to comply. The FACT Act also imposes new duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The Federal banking regulatory agencies and the FTC have proposed rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

Anti-Money Laundering Compliance

In the United States, the USA Patriot Act was enacted in October 2001 in the wake of the September 11, 2001 terrorist attacks. The Patriot Act, in addition to substantially broadening existing anti-money laundering (“AML”) and terrorist financing legislation, amended the Bank Secrecy Act, the primary legislation governing AML requirements. The Patriot Act contains a wide variety of provisions aimed at fighting terrorism and money laundering, including provisions aimed at impeding terrorists’ ability to access and move funds used in support of terrorist activities. Among other things, the Bank Secrecy Act, as amended by the Patriot Act, requires financial institutions to establish AML programs that meet certain standards, including, in some instances, expanded reporting and enhanced information gathering and recordkeeping requirements. While American Express has long maintained AML programs in our businesses, certain of our business activities are subject to specific AML regulations that prescribe minimum standards for components of the AML programs. For example, our GNS business maintains a risk-based program to ensure that institutions that are licensed to issue cards or acquire merchants on their networks maintain adequate AML controls. We have also developed and implemented a Know Your Customer, or due diligence, program and an enhanced due diligence program, including a program for verifying the identity of our customers (“Customer Identification Program”) for applicable businesses. We will take steps to comply with any additional regulations or initiatives that are adopted, whether in the United States or in other jurisdictions in which we conduct business.

Over the last several years, the industry has seen increased regulatory scrutiny of the AML compliance programs of financial institutions, with emphasis on record keeping and reporting requirements such as the requirement to identify and report suspicious activity, leading to enforcements actions for non-compliance. To meet this increased scrutiny, we continue to enhance our enterprise-wide AML compliance program. One example is the recent adoption by the Company’s Board of Directors of a newly revised Global AML Policy. This Policy governs AML compliance throughout our organization, with each of our businesses being provided with resources, guidance and oversight designed to ensure that we meet our legal and regulatory obligations. Our AML compliance programs primarily consist of risk-based policies, procedures and controls that are reasonably designed to prevent, detect and report money laundering.

We have significant operations in the European Union, including a number of regulated businesses. We monitor developments in EU legislation, as well as in the other markets in which we operate, to ensure that we are in a position to comply with all applicable legal requirements, including European Union directives applicable to payment institutions, credit providers, insurance intermediaries and other financial institutions.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 24 to our Consolidated Financial Statements, which you can find on pages 112-114 of our 2008 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management—Market Risk Management Process” on pages 44-45 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference.

SALE OF AMERICAN EXPRESS BANK LTD. / DISCONTINUED OPERATIONS

On September 18, 2007, we entered into an agreement to sell our international banking subsidiary, AEBL, to Standard Chartered PLC (“Standard Chartered”). On February 29, 2008, Standard Chartered completed its purchase of AEBL. In the second quarter of 2008, the Company and Standard Chartered agreed on the final purchase price of $796 million, equaling the final net asset value of the AEBL businesses that were sold plus $300 million. For 2008 through the date of disposition and all prior periods presented, the operating results, assets and liabilities, and cash flows of AEBL (except for certain components of the AEBL businesses that were not sold) have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions in the Company’s Consolidated Financial Statements and notes related thereto.

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (“AEIDC”), a subsidiary that issued investment certificates to AEBL’s customers, 18 months after the close of the AEBL sale through a put/call agreement. A subsequent payment from or to Standard Chartered will be made based on the net (deficit) asset value of AEIDC on the date the business is transferred to Standard Chartered. The net (deficit) asset value of AEIDC at December 31, 2008 and December 31, 2007 was $(44) million and $232 million, respectively.

In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation, as it is the Company’s intention to exercise its AEIDC put option in the third quarter of 2009. Accordingly, for all the periods presented, AEIDC’s operating results, assets and liabilities, and cash flows have been removed from our Corporate & Other segment and reported separately within the discontinued operations captions in our Consolidated Financial Statements and notes related thereto.

The Company recognized losses of $275 million ($179 million after-tax) and $105 million ($69 million after-tax) for the fiscal years ended December 31, 2008 and 2007, respectively, for mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

You can find more information regarding this transaction on page 14 under caption “Financial Review” and in Note 2 to our Consolidated Financial Statements, appearing on pages 77-79 of our 2008 Annual Report to Shareholders, which are incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 24 to our Consolidated Financial Statements, which appears on pages 112-114 of our 2008 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 27, 2009. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

KENNETH I. CHENAULT -	Chairman and Chief Executive Officer

Mr. Chenault (57) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX -	Executive Vice President, Human Resources

Mr. Cox (45) has been Executive Vice President, Human Resources of the Company since April 2005. Prior thereto, he had been Executive Vice President of The Pepsi Bottling Group since September 2004. Prior thereto, he had been Senior Vice President, Human Resources of such company since March 1999.

EDWARD P. GILLIGAN -	Vice Chairman

Mr. Gilligan (49) has been Vice Chairman of the Company and head of the Company’s Global Business-to-Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

WILLIAM H. GLENN -	Executive Vice President, Global Merchant Services

Mr. Glenn (51) has been Executive Vice President since September 2008 and President, Global Merchant Services since June 2007. Prior thereto, he had been President of Merchant Services North America and Global Merchant Network Group since September 2002.

ASH GUPTA -	President of Risk, Information Management and Banking Group and Chief Risk Officer

Mr. Gupta (55) has been President of Risk, Information Management and Banking Group and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES -	Executive Vice President, Global Advertising and Brand Management and Chief Marketing Officer

Mr. Hayes (54) has been Executive Vice President, Global Advertising and Brand Management since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY -	Executive Vice President and Chief Financial Officer

Mr. Henry (59) has been Executive Vice President and Chief Financial Officer of the Company since October 2007. Since February 2007, Mr. Henry had been serving as Executive Vice President and Acting Chief Financial Officer of the Company. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

ALFRED F. KELLY, JR. -	President

Mr. Kelly (50) has been President of the Company and head of the Company’s Global Consumer Group since July 2007. Prior thereto, he was Group President, Consumer, Small Business and Merchant Services since October 2005. Prior thereto, he had been President, U.S. Consumer and Small Business Services since June 2000.

JUDSON C. LINVILLE -	President and Chief Executive Officer, Consumer Services.

Mr. Linville (51) has been President and Chief Executive Officer of Consumer Services, since July 2007. Prior thereto, he had been President, U.S. Consumer Card Services Group from 2005 through 2007. Prior thereto, he was Executive Vice President, Service Delivery Network from 2001 through 2005.

LOUISE M. PARENT -	Executive Vice President and General Counsel

Ms. Parent (58) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK -	Executive Vice President, Corporate Affairs and Communications

Mr. Schick (62) has been Executive Vice President, Corporate Affairs and Communications since March 1993.

STEPHEN SQUERI -	Executive Vice President, Corporate Development and Chief Information Officer

Mr. Squeri (49) has been Executive Vice President, Chief Information Officer since May 2005. In July 2008, he took on the additional responsibilities as head of Corporate Development. Prior thereto, he had been President, Global Commercial Card – Global Corporate Services since January 2002.

EMPLOYEES

We had approximately 66,000 employees on December 31, 2008.

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2008 Annual Report to Shareholders, which information is incorporated herein by reference (“Annual Report”). This information excludes discontinued operations unless otherwise noted.

DISTRIBUTION OF ASSETS, LIABILITIES, AND SHAREHOLDERS’ EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following tables provide a summary of the Company’s consolidated average balances including major categories of interest-earning assets and interest-bearing liabilities along with an analysis of net interest earnings. Consolidated average balances, interest, and average yields are segregated between U.S. and non-U.S. offices. Assets, liabilities, interest income and interest expense are attributed to U.S. and non-U.S. based on location of the office recording such items.

Years Ended December 31, (Millions, except percentages)	2008			2007				2006
	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield		Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b) (c)
U.S. (primarily U.S. in 2007 and 2006)	$7,864	$124	1.6%	$3,091	$287	n.m.	%	$2,265	$117	n.m.	%
Non-U.S.	662	19	2.9	n.m.	n.m.	n.m.		n.m.	n.m.	n.m.
Federal funds sold and securities purchased under agreements to resell
U.S.	711	12	1.7	705	10	1.4		262	5	1.9
Non-U.S.	122	10	8.2	31	2	6.5		15	1	6.7
Short-term investment securities
U.S.	4,926	73	1.5	624	34	5.4		107	4	3.7
Non-U.S.	31	2	6.5	24	1	4.2		25	1	4.0
Cardmember loans (d) (e)
U.S.	36,962	4,464	12.1	37,298	4,881	13.1		27,894	3,566	12.8
Non-U.S.	10,670	1,649	15.5	9,774	1,371	14.0		8,493	1,166	13.7
Other loans
U.S.	175	4	2.3	145	26	17.9		699	27	3.9
Non-U.S.	646	74	11.5	802	104	13.0		938	110	11.7
Taxable investment securities (f)
U.S.	5,841	333	5.6	5,280	272	4.7		5,201	207	3.7
Non-U.S.	382	24	6.1	363	24	6.6		338	25	6.5
Non-taxable investment securities (f)
U.S.	6,565	334	7.6	7,445	356	8.2		7,468	363	8.2
Other assets (g)
Primarily U.S.	336	79	n.m.	200	56	n.m.		138	109	n.m.

Total interest-earning assets (h)	$75,893	$7,201	9.7%	$65,782	$7,424	11.6%		$53,843	$5,701	11.0%

U.S.	63,380	5,423		54,788	5,922			44,034	4,398
Non-U.S.	12,513	1,778		10,994	1,502			9,809	1,303

Years Ended December 31, (Millions, except percentages)	2008	2007	2006
	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$902	$728	$1,120
Non-U.S.	361	747	988
Cardmember receivables, net
U.S.	20,220	20,699	18,949
Non-U.S.	16,500	15,934	14,516
Other receivables, net
U.S.	2,349	991	1,165
Non-U.S.	1,279	984	806
Reserves for cardmember and other loans losses
U.S.	(1,923)	(1,104)	(800)
Non-U.S.	(432)	(370)	(320)
Other assets (i)
U.S.	9,699	6,741	5,845
Non-U.S.	2,205	2,003	1,972

Total non-interest-earning assets	51,160	47,353	44,241

U.S.	31,247	28,055	26,279
Non-U.S.	19,913	19,298	17,962
Assets of discontinued operations	5,745	21,509	20,372

Total assets	$132,798	$134,644	$118,456

U.S.	94,627	82,843	70,313
Non-U.S.	32,426	30,292	27,771
Assets of discontinued operations	5,745	21,509	20,372
Percentage of total average assets attributable to non-U.S. activities	24.4%	22.5%	23.4%

(a)	Averages based on monthly balances, except that reserves for cardmember and other receivables/loans are based on quarterly averages.
(b)	Amounts include (i) average interest-bearing restricted cash balances of $214 million, $293 million, and $320 million for 2008, 2007 and 2006, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.
(c)	Average balances in 2006 and 2007 include negative cash balances not reclassified to liabilities which also could not be segregated between U.S. and non-U.S. As a result, the yield on interest-bearing deposits in other banks has not been shown for 2007 and 2006 as it would not be meaningful (n.m.).
(d)	Card fees related to cardmember loans included in interest income were $95 million, $90 million, and $122 million in U.S. and $51 million, $40 million and $48 million in non-U.S. for 2008, 2007 and 2006, respectively.
(e)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $8 million, $34 million and $220 million in U.S. as well as $6 million, $5 million and $5 million in non-U.S. for 2008, 2007 and 2006, respectively.
(f)	Average yields for investment securities available-for-sale have been calculated using total amortized cost balances and do not include changes in fair value recorded within other comprehensive income. Yield on non-taxable investment securities is calculated on a tax-equivalent basis based on the U.S. federal statutory tax rate of 35 percent.
(g)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.
(h)	The yield on total interest-earning assets is adjusted for the impacts of items mentioned in (f) above.
(i)	Includes premises and equipment, net of accumulated depreciation.

Years Ended December 31, (Millions, except percentages)	2008			2007			2006
	Average Balance	Interest Expense	Average Rate (a)	Average Balance	Interest Expense	Average Rate (a)	Average Balance	Interest Expense	Average Rate (a)
Interest-bearing liabilities
Customer deposits
U.S.	$12,130	$366	3.0%	$8,390	$436	5.2%	$8,352	$423	5.1%
Non-U.S.	1,432	88	6.1	2,021	130	6.4	2,164	120	5.5
Federal funds purchased and securities sold under agreements to repurchase
U.S.	1,493	53	3.5	1,974	99	5.0	1,756	76	4.3
Short-term borrowings (b)
U.S.	12,490	399	3.2	12,408	615	5.0	12,319	547	4.4
Non-U.S.	942	31	3.3	1,193	18	1.5	1,393	20	1.4
Long-term debt (b)
U.S.	54,408	2,491	4.6	46,788	2,547	5.4	34,094	1,581	4.6
Non-U.S.	1,968	82	4.2	2,199	94	4.3	2,027	82	4.0
Other liabilities (c)
Primarily U.S.	277	45	n.m.	259	42	n.m.	225	17	n.m

Total interest-bearing liabilities	$85,140	$3,555	4.2%	$75,232	$3,981	5.3%	$62,330	$2,866	4.6%

U.S.	80,798	3,354		69,819	3,739		56,746	2,644
Non-U.S.	4,342	201		5,413	242		5,584	222
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	6,289			6,532			6,555
Non-U.S.	410			464			448
Accounts payable
U.S.	6,933			6,679			6,349
Non-U.S.	2,666			2,390			2,283
Other liabilities
U.S.	9,033			7,660			7,371
Non-U.S.	4,691			4,230			2,811

Total non-interest-bearing liabilities	30,022			27,955			25,817

U.S.	22,255			20,871			20,275
Non-U.S.	7,767			7,084			5,542
Liabilities of discontinued operations	5,561			20,706			19,626

Total liabilities	120,723			123,893			107,773

U.S.	103,053			90,690			77,021
Non-U.S.	12,109			12,497			11,126
Liabilities of discontinued operations	5,561			20,706			19,626

Total shareholders’ equity	12,075			10,751			10,683

Total liabilities and shareholders’ equity	$132,798			$134,644			$118,456

Percentage of total average liabilities attributable to non-U.S. activities	10.0%			10.1%			10.3%
Interest rate spread			5.5%			6.3%			6.4%

Net interest income and net yield on interest-earning assets (d)		$3,646	5.0%		$3,443	5.6%		$2,835	5.6%

(a)	Averages based on monthly balances.
(b)	Interest expense related to qualifying hedge derivative instruments has been reported in interest expense for the related debt instrument outstanding for each period.
(c)	Amounts include (i) average deferred compensation liability balances which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.
(d)	Net yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (f) on page 46.

CHANGES IN NET INTEREST INCOME -VOLUME AND RATE ANALYSIS (a)

The following table presents the amount of changes in interest income and interest expense due to changes in both average volume and average rate. Major categories of interest-earning assets and interest-bearing liabilities have been segregated between U.S. and non-U.S. offices. Average volume/rate changes have been allocated between the average rate and average volume variances on a consistent basis based upon the respective percentage changes in average balances and average rates.

	2008 versus 2007			2007 versus 2006
Years Ended December 31, (Millions)	Increase (Decrease) due to change in:		Net change	Increase (Decrease) due to change in:		Net change
	Average Volume	Average Rate		Average Volume	Average Rate
Interest-earning assets
Interest-bearing deposits in other banks
Primarily U.S.	$513	$(657)	$(144)	$87	$83	$170
Federal funds sold and securities purchased under agreements to resell
U.S.	—	2	2	9	(4)	5
Non-U.S.	6	2	8	1	—	1
Short-term investment securities
U.S.	234	(195)	39	19	11	30
Non-U.S.	—	1	1	—	—	—
Cardmember loans
U.S.	(44)	(373)	(417)	1,202	113	1,315
Non-U.S.	126	152	278	176	29	205
Other loans
U.S.	5	(27)	(22)	(21)	20	(1)
Non-U.S.	(20)	(10)	(30)	(16)	10	(6)
Taxable investment securities
U.S.	9	52	61	4	61	65
Non-U.S.	2	(2)	—	(1)	—	(1)
Non-taxable investment securities
U.S.	5	(27)	(22)	(8)	1	(7)
Other assets
Primarily U.S.	38	(15)	23	49	(102)	(53)

Change in interest income	874	(1,097)	(223)	1,501	222	1,723

Interest-bearing liabilities
Customer deposits
U.S.	194	(264)	(70)	2	11	13
Non-U.S.	(38)	(4)	(42)	(8)	18	10
Federal funds purchased and securities sold under agreements to repurchase
U.S.	(24)	(22)	(46)	9	14	23
Short-term borrowings
U.S.	4	(220)	(216)	4	64	68
Non-U.S.	(4)	17	13	(3)	1	(2)
Long-term debt
U.S.	415	(471)	(56)	589	377	966
Non-U.S.	(10)	(2)	(12)	7	5	12
Other liabilities
Primarily U.S.	3	—	3	3	22	25

Change in interest expense	540	(966)	(426)	603	512	1,115

Change in net interest income	$334	$(131)	$203	$898	$(290)	$608

(a)	Refer to the notes on pages 46 and 47 for additional information.

INVESTMENT SECURITIES PORTFOLIO

The following table presents the fair value of the Company’s investment securities portfolio that consists of available-for-sale securities. Refer to Note 5, “Investment Securities” on page 81 in the Annual Report for additional information.

December 31, (Millions)	2008	2007	2006
State and municipal obligations	$5,555	$6,761	$6,855
U.S. Government and agency obligations	5,166	5,110	5,036
Mortgage backed securities	75	79	62
Retained subordinated interests	744	78	—
Equity securities	544	—	—
Corporate debt securities	218	282	316
Foreign government bonds and obligations	81	53	23
Other (a)	143	851	915

Total available-for-sale securities	$12,526	$13,214	$13,207

(a)	Primarily includes short-term money market securities with original maturities of 91 days to one year, state tax-exempt securities and other securities, primarily mutual funds.

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale debt securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

	2008
December 31, (Millions, except percentages)	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$68	$99	$305	$5,083	$5,555
U.S. Government and agency obligations	2,091	3,048	8	19	5,166
Mortgage backed securities (a)	—	—	3	72	75
Retained subordinated interests	—	598	146	—	744
Corporate debt securities (b)	19	187	10	—	216
Foreign government bonds and obligations	50	11	—	20	81
Other (c)	127	—	—	—	127

Total fair value (d)	$2,355	$3,943	$472	$5,194	$11,964

Weighted average yield (e)	4.68%	2.93%	6.30%	7.39%	5.46%

(a)	The expected payments on state and municipal obligations and mortgage backed securities may not coincide with their contractual maturities because borrowers have the right to call or prepay certain obligations.
(b)	Excludes $2 million of preferred stock included in the prior table above as these are not debt securities with contractual maturities.
(c)	Primarily includes short-term money market securities with original maturities of 91 days to one year and state tax-exempt securities. The prior table above includes certain mutual fund investments that do not have contractual maturities.
(d)	Excludes equity securities included in the prior table above as these are not debt securities with contractual maturities.
(e)	Average yields for available-for-sale debt securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2008, the Company does not hold investments in any one issuer, other than the U.S. Government and agency obligations, with aggregate book value that exceeds 10 percent of shareholders’ equity.

U.S. Government and agency obligations include U.S. Treasury securities and senior debentures issued by Government Sponsored Enterprises (Fannie Mae and Freddie Mac). At December 31, 2008, these amounts included $1.7 billion and $1.5 billion, respectively, of securities issued by Fannie Mae and Freddie Mac.

LOANS AND CARDMEMBER RECEIVABLES PORTFOLIOS

The following table presents gross loans, net of unearned income, and gross cardmember receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 56. Refer to Note 3, “Accounts Receivable” and Note 4, “Loans” on page 80 in the Annual Report for additional information.

December 31, (Millions)	2008	2007	2006	2005	2004
Loans
U.S. loans
Cardmember (a)	$32,684	$43,253	$33,543	$24,788	$19,558
Other (b)	144	91	132	985	943
Non-U.S. loans
Cardmember (a)	9,527	11,155	9,685	8,234	7,269
Other (b)	913	716	885	851	815

Total loans	$43,268	$55,215	$44,245	$34,858	$28,585

Cardmember receivables
U.S. cardmember receivables
Consumer (c)	$17,822	$21,418	$20,586	$19,241	$17,405
Commercial (d)	5,269	6,261	5,897	5,370	4,741
Non-U.S. cardmember receivables
Consumer (c)	5,769	7,243	6,484	5,926	5,663
Commercial (d)	4,128	5,150	4,400	3,622	3,267

Total cardmember receivables	$32,988	$40,072	$37,367	$34,159	$31,076

(a)	Represents loans to individual and small business consumers.
(b)	Primarily represents small business installment loans. Other loans at December 31, 2008, also includes the acquisition of a storecard portfolio in the third quarter of 2008 whose billed business is not processed on the Company’s network, a loan to an affiliate in discontinued operations, and small business loans associated with the acquisition of Corporate Payment Services. The distribution of other loans between U.S. and non-U.S. for 2004 was based on management’s estimates.
(c)	Represents receivables from individual and small business charge card consumers.
(d)	Represents receivables from corporate charge card clients.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table presents contractual maturities of loans and cardmember receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

	2008
December 31, (Millions)	Within 1 year (a) (b)	1-5 years (c)	After 5 years (c)	Total
Loans
U.S. loans
Cardmember	$32,684	$—	$—	$32,684
Other	124	11	9	144
Non-U.S. loans
Cardmember	9,504	6	17	9,527
Other	786	116	11	913

Total loans	$43,098	$133	$37	$43,268

Loans due after one year at fixed interest rates		$132	$28	$160
Loans due after one year at variable interest rates		1	9	10

Total loans		$133	$37	$170

Cardmember receivables
U.S. cardmember receivables
Consumer	$17,822	$—	$—	$17,822
Commercial	5,269	—	—	5,269
Non-U.S. cardmember receivables
Consumer	5,769	—	—	5,769
Commercial	4,128	—	—	4,128

Total cardmember receivables	$32,988	$—	$—	$32,988

(a)	Cardmember loans have no stated maturity and are therefore included in the due within one year category. However, many of our cardmembers will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2008.
(b)	Cardmember receivables are immediately due upon receipt of cardmember statements and have no stated interest rate and are included within the due within one year category.
(c)	Cardmember and other loans due after one year primarily represent installment loans and approximately $25 million of restructured loans.

CARDMEMBER LOAN AND CARDMEMBER RECEIVABLE CONCENTRATIONS

The following table presents the Company’s exposure to any concentration of gross cardmember loans and cardmember receivables which exceeds 10 percent of total cardmember loans and cardmember receivables. Cardmember loan and cardmember receivable concentrations are defined as cardmember loans and cardmember receivables due from multiple borrowers engaged in similar activities that would cause these borrowers to be impacted similarly to certain economic or other related conditions.

December 31, (Millions)	2008 (a)
Individuals	$65,802
Commercial (b)	9,397

Total on-balance sheet	$75,199

Unused lines of credit-individuals	$252,659

(a)	Refer to “Impact of Credit and Capital Market Environment” on page 29 of the Annual Report for a discussion of how the Company’s cardmember base is impacted by current market conditions. Additionally, refer to Note 18, “Significant Credit Concentrations” on page 101 of the Annual Report for additional information on concentrations, including those from airlines and for a discussion of how the Company manages concentration exposures.
(b)	Includes corporate charge card receivables of $490 million from financial institutions, $10 million from U.S. Government agencies and $8.9 billion from other corporate institutions.

RISK ELEMENTS

The following table presents the amounts of non-performing loans and cardmember receivables that are either non-accrual, past due, or restructured, segregated between U.S. and non-U.S. borrowers. Past due loans are loans that are contractually past due 90 days or more as to principal or interest payments. Restructured loans and cardmember receivables are those that meet the definition of “troubled debt restructurings” as defined in Statement of Financial Accounting Standards No. 15 (FAS 15), “Accounting by Debtors and Creditors for Troubled Debt Restructurings.”

December 31, (Millions)	2008	2007	2006	2005	2004 (a)
Loans
Non-accrual loans
U.S. (b)	$8	$8	$112	$274
Non-U.S.	6	5	5	1

Total non-accrual loans (c)	14	13	117	275

Loans contractually 90 days past-due and still accruing interest
U.S.	761	558	277	138	$115
Non-U.S.	166	149	133	110	81

Total loans contractually 90 days past-due and still accruing interest	927	707	410	248	196

Restructured loans (d)
U.S.	678	130	203	235
Non-U.S.	24	41	66	—

Total restructured loans	702	171	269	235

Total non-performing loans	$1,643	$891	$796	$758

Cardmember receivables
Restructured cardmember receivables
U.S.	119	4	—	—	—
Non-U.S.	—	—	—	—	—

Total restructured cardmember receivables	$119	$4	$—	$—	$—

(a)	For 2004, information related to non-accrual and restructured loans is not available.
(b)	2005 and 2006 non-accrual loans included a single loan to a U.S. commercial airline of approximately $266 million and $104 million, respectively, which was paid off in full during the second quarter of 2007. The loan was put on non-accrual status in the third quarter of 2005.
(c)	The Company’s policy is generally to cease accruing interest income once a related cardmember loan is 180 days past due at which time the cardmember loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off.
(d)	Represents impaired loans and cardmember receivables that have been modified for borrowers who have been experiencing financial difficulties. The Company may modify cardmember loans and receivables and such modification may include reducing the interest rate/delinquency fees on the loan/receivable and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement reverts back to its original terms.

IMPACT OF NON-PERFORMING LOANS ON INTEREST INCOME

The following table presents the gross interest income for both non-accrual and restructured loans for 2008 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2008. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

Year Ended December 31, (Millions)	2008
	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$53	$4	$57
Interest income actually recognized	17	1	18

Total interest revenue foregone	$36	$3	$39

(a)	Based on the contractual rate that was being charged at the time the loan was restructured or placed on non-accrual status.

POTENTIAL PROBLEM RECEIVABLES

The following table presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. These amounts were not included in “Risk Elements” above. At December 31, 2008, the Company did not identify any potential problem loan within the cardmember loan portfolio that were not already included in “Risk Elements” above.

December 31, (Millions)	2008
Description	Outstanding Amount	Specific Reserves, if any
Commercial cardmember receivables	$32	$20

CROSS-BORDER OUTSTANDINGS

The following table presents the aggregate amount of cross-border outstandings from borrowers or counterparties for each foreign country that exceeds 1 percent of consolidated total assets for any of the periods reported below. Cross-border outstandings include loans, receivables, interest-bearing deposits with other banks, other interest-bearing investments and monetary assets that are denominated in either dollars or other non-local currency.

The table separately presents the amounts of cross-border outstandings by type of borrower including governments, banks and financial institutions and other, along with an analysis of local country assets net of local country liabilities.

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	Other	Net local country claims	Total cross-border outstandings	Cross-border commitments (b)	Total exposure
France	2008	$—	$1,150	$8	$803	$1,961	$—	$1,961
	2007	—	252	7	858	1,117	—	1,117
	2006	—	32	4	828	864	—	864

United Kingdom	2008	—	191	7	2,100	2,298	—	2,298
	2007	—	132	1	1,980	2,113	—	2,113
	2006	—	16	—	1,336	1,352	—	1,352

Other countries (a)	2008	—	1,752	21	1,351	3,124	—	3,124
	2007	—	503	24	1,452	1,979	—	1,979
	2006	—	215	12	1,060	1,287	—	1,287

(a)	Includes the following countries each of whose cross-border outstandings are between 0.75 percent and 1.0 percent of consolidated total assets: (i) Sweden; (ii) Netherlands; and (iii) Italy.
(b)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross border commitments. Refer to loan concentrations on page 52 for amount of unused lines of credit.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes the changes to the Company’s allowance for cardmember loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2008	2007	2006	2005	2004
Cardmember loans
Allowance for loan losses at beginning of year
U.S. loans	$1,457	$836	$727	$727	$778
Non-U.S. loans	374	335	269	245	220

Total allowance for losses	1,831	1,171	996	972	998

Cardmember lending provisions (a)
U.S. loans	3,490	2,179	993	895	722
Non-U.S. loans	741	582	630	454	408

Total cardmember lending provisions	4,231	2,761	1,623	1,349	1,130

Write-offs
U.S. loans	(2,816)	(1,630)	(946)	(867)	(736)
Non-U.S. loans	(708)	(655)	(600)	(412)	(412)

Total write-offs	(3,524)	(2,285)	(1,546)	(1,279)	(1,148)

Recoveries
U.S. loans	207	198	108	56	41
Non-U.S. loans	94	97	79	68	67

Total recoveries	301	295	187	124	108

Net write-offs (b) (c)	(3,223)	(1,990)	(1,359)	(1,155)	(1,040)

Other (d)
U.S. loans	(174)	(126)	(46)	(84)	(78)
Non-U.S. loans	(95)	15	(43)	(86)	(38)

Total other	(269)	(111)	(89)	(170)	(116)

Allowance for loan losses at end of year
U.S. loans	2,164	1,457	836	727	727
Non-U.S. loans	406	374	335	269	245

Total allowance for losses	$2,570	$1,831	$1,171	$996	$972

Net write-offs / average cardmember loans outstanding (b) (c) (e)	5.5%	3.5%	3.3%	3.5%	3.3%

(a)	Provisions for losses are determined primarily based upon models that analyze specific portfolio statistics and reflect management’s judgment regarding overall reserve adequacy. Refer to “Critical Accounting Policies” on page 16 and Note 1 on page 69 in the Annual Report for additional information.
(b)	In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate. Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees. However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures. The write-off rate for 2008 and 2007 is a principal only write-off rate consistent with industry convention. The write-off rate for 2006-2004 reflects principal only write-offs in the U.S. and total write-offs (principal, interest, and fees) outside the U.S. as principal only write-off information was not available outside the U.S. for 2006 and prior periods.
(c)	For purposes of calculating the net write-off rate in accordance with (b) above, net write-offs were $2.6 billion, $1.6 billion, $1.2 billion, $985 million and $857 million for 2008-2004, respectively.

(d)	Includes foreign currency translation and other adjustments primarily related to the reclassification of waived fee reserves to a contra-cardmember loan.
(e)	Average cardmember loans are based on monthly balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers. (a)

Years Ended December 31, (Millions, except percentages)	2008	2007	2006	2005	2004
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$12	$16	$19
Non-U.S. loans	33	24	19

Total allowance for losses	45	40	38	$17

Provisions for other loan losses (b)
U.S. loans	10	4	1
Non-U.S. loans	22	67	23

Total provisions for other loan losses	32	71	24

Write-offs/other (c)
U.S. loans	(8)	(9)	(6)
Non-U.S. loans	(38)	(64)	(22)

Total write-offs/other	(46)	(73)	(28)

Recoveries
U.S. loans	1	1	2
Non-U.S. loans	7	6	4

Total recoveries	8	7	6

Allowance for loan losses at end of year
U.S. Loans	15	12	16
Non-U.S. Loans	24	33	24

Total allowance for losses	$39	$45	$40	$38	$17

Net write-offs/average other loans outstanding (d)	5.6%	7.7%	1.7%

(a)	Not all information for 2005 and 2004 has been presented as the information was not available for these periods.
(b)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolios statistics.
(c)	Includes primarily foreign currency translation.
(d)	Calculated as write-offs/other as a percentage of average other loans, which are based on monthly balances.

The following table summarizes the changes to the Company’s allowance for losses on cardmember receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2008	2007	2006	2005	2004 (a)
Cardmember receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$844	$666	$659	$533
Commercial	104	99	96	90

Total U.S. receivables	948	765	755	623
Non-U.S. receivables
Consumer	167	188	166	156
Commercial	34	28	21	27

Total non-U.S. receivables	201	216	187	183

Total allowance for losses	1,149	981	942	806	$916

Provisions for losses (b)
U.S. receivables
Consumer	899	824	567	696
Commercial	130	96	68	97

Total U.S. provisions	1,029	920	635	793
Non-U.S. receivables
Consumer	255	170	264	206
Commercial	79	50	36	39

Total non-U.S. provisions	334	220	300	245

Total provisions for losses	1,363	1,140	935	1,038	833

Write-offs
U.S. receivables
Consumer	(1,326)	(748)	(671)	(654)
Commercial	(142)	(111)	(84)	(115)

Total U.S. write-offs	(1,468)	(859)	(755)	(769)
Non-U.S. receivables
Consumer	(214)	(208)	(193)	(172)
Commercial	(57)	(43)	(39)	(38)

Total non-U.S. write-offs	(271)	(251)	(232)	(210)

Total write-offs	(1,739)	(1,110)	(987)	(979)

Years Ended December 31, (Millions, except percentages)	2008	2007	2006	2005	2004 (a)
Cardmember receivables
Recoveries
U.S. receivables
Consumer	$115	$139	$121	$99
Commercial	27	22	20	26

Total U.S. recoveries	142	161	141	125
Non-U.S. receivables
Consumer	34	32	27	27
Commercial	11	10	9	7

Total non-U.S. recoveries	45	42	36	34

Total recoveries	187	203	177	159

Net write-offs (c)	(1,552)	(907)	(810)	(820)	$(943)

Other (d)
U.S. receivables
Consumer	(58)	(37)	(10)	(15)
Commercial	(6)	(2)	(1)	(2)

Total U.S. other	(64)	(39)	(11)	(17)
Non-U.S. receivables
Consumer	(69)	(15)	(76)	(51)
Commercial	(17)	(11)	1	(14)

Total non-U.S. other	(86)	(26)	(75)	(65)

Total other	(150)	(65)	(86)	(82)

Allowance for losses at end of year
U.S. receivables
Consumer	474	844	666	659
Commercial	113	104	99	96

Total U.S. receivables	587	948	765	755
Non-U.S. receivables
Consumer	173	167	188	175
Commercial	50	34	28	12

Total non-U.S. receivables	223	201	216	187

Total allowance for losses	$810	$1,149	$981	$942	$806

Net write-offs / average cardmember receivables outstanding (e)	4.1%	2.4%	2.4%	2.6%	3.1%
Net loss ratio as a percentage of charge volume (f)		0.24%	0.24%	0.26%	0.26%

(a)	Not all information for 2004 has been presented as the information was not available.
(b)	Provisions for losses are determined primarily based upon models that analyze specific portfolio statistics and reflect management’s judgment regarding overall reserve adequacy. Refer to “Critical Accounting Policies” on page 16 or Note 1 on page 69 in the Annual Report for additional information.
(c)	In the fourth quarter of 2008, the Company revised the time period in which past due cardmember receivables in U.S. Card Services are written off to 180 days past due, consistent with applicable regulatory guidance. Previously, receivables were written off when 360 days past due. The net write-offs for 2008 include approximately $341 million resulting from this write-off methodology change. Write-offs in 2004 include write-offs and other items described in (d) below.
(d)	Includes foreign currency translation and other adjustments primarily related to the reclassification of waived fee reserves to a contra-cardmember receivable.
(e)	The net write-off rate presented is on a worldwide basis. The U.S. Card Services write-off rate was 5.4 percent for 2008. Excluding the $341 million discussed in (c) above, the U.S. Card Services write-off rate was 3.6 percent for 2008. Averages are based on monthly balances.
(f)	The net loss ratio represents the worldwide ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on cardmember receivables expressed as a percent of gross amounts billed to customers. As a result of the change discussed in (c) above, the Company stopped calculating the worldwide net loss ratio beginning in 2008. The net loss ratio for 2008 for International Card Services and Global Commercial Services was 0.24 percent and 0.13 percent, respectively.

ALLOCATION OF ALLOWANCE FOR LOSSES

The following table presents an allocation of the allowance for losses for loans and cardmember receivables and the percent of loans and cardmember receivables in each category of total loans and cardmember receivables, respectively, by customer type. The table segregates loans and cardmember receivables and related allowances for losses between U.S. and non-U.S. borrowers.

December 31, (Millions, except percentages)	2008		2007		2006		2005		2004
Allowance for losses at end of year applicable to	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables
Loans
U.S. loans
Cardmember	$2,164	76%	$1,457	79%	$836	76%	$727	71%	$727	69%
Other	15	1	12	—	16	—	18	3	8	3
Non-U.S. loans
Cardmember	406	22	374	20	335	22	269	24	245	26
Other	24	1	33	1	24	2	20	2	9	2

	$2,609	100%	$1,876	100%	$1,211	100%	$1,034	100%	$989	100%

Cardmember receivables
U.S. cardmember receivables
Consumer	$474	54%	$844	53%	$666	55%	$659	56%	$533	56%
Commercial	113	16	104	16	99	16	96	16	90	15
Non-U.S. cardmember receivables
Consumer	173	17	167	18	188	17	166	17	156	18
Commercial	50	13	34	13	28	12	21	11	27	11

	$810	100%	$1,149	100%	$981	100%	$942	100%	$806	100%

CUSTOMER DEPOSITS

The following table presents the average balances and average interest rate paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9, “Customer Deposits” on page 92 of the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2008		2007		2006
	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate
U.S. customer deposits
Savings	$3,215	2.5%	$3,383	5.4%	$4,652	4.3%
Time	8,737	3.3	4,930	5.1	3,645	6.2
Other (b)	178	—	77	—	55	—

Total U.S. customer deposits	12,130	3.0	8,390	5.2	8,352	5.1

Non-U.S. customer deposits
Time	791	5.7	1,180	6.5	1,383	5.8
Other (c)	641	6.7	841	6.3	781	5.1

Total Non-U.S. customer deposits	1,432	6.1	2,021	6.4	2,164	5.5

Total customer deposits	$13,562	3.3%	$10,411	5.4%	$10,516	5.2%

(a)	Averages based on monthly balances.
(b)	The average balances include primarily non-interest-bearing and interest-bearing demand deposits.
(c)	Includes non-interest-bearing demand, interest-bearing demand and savings deposits. None of these customer deposit categories exceeded 10 percent of average total customer deposits for any of the periods presented.

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2008
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposits ($100,000 or more)	$569	$125	$200	$—	$894

The amount of time deposits of $100,000 or more issued by non-U.S. offices was $153 million as of December 31, 2008.

RETURN ON EQUITY AND ASSETS

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31, (Millions, except percentages)	2008	2007	2006
Net income	$2,699	$4,012	$3,707
Net income per share—basic	$2.34	$3.42	$3.06
Dividends declared per share	$0.72	$0.63	$0.57
Return on average total assets (a)	2.0%	3.0%	3.1%
Return on average shareholders’ equity (b)	22.3%	37.3%	34.7%
Dividend payout ratio (c)	30.8%	18.4%	18.6%
Average shareholders’ equity to average total assets ratio	9.1%	8.0%	9.0%

(a)	Based on the year’s net income as a percentage of average total assets calculated using monthly balances.
(b)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using monthly balances.
(c)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

SHORT-TERM BORROWINGS

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10, “Debt” on page 92 of the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2008	2007	2006
Commercial paper
Balance at the end of the year	$7,272	$10,490	$5,782
Monthly average balance outstanding during the year	$10,638	$7,807	$7,498
Maximum month-end balance during the year	$14,634	$10,490	$10,822
Stated rate at December 31 (a)	2.20%	4.36%	5.23%
Weighted average rate during the year	2.90%	5.15%	5.17%

Federal funds purchased and securities sold under repurchase agreements (b)
Balance at the end of the year	$470	$2,434	$1,791
Monthly average balance outstanding during the year	$1,493	$1,974	$1,756
Maximum month-end balance during the year	$2,972	$3,358	$2,133
Stated rate at December 31 (a)	1.30%	4.98%	5.31%
Weighted average rate during the year	3.58%	5.01%	4.30%

Other short-term borrowings
Balance at the end of the year	$1,251	$4,837	$7,663
Monthly average balance outstanding during the year	$2,794	$5,794	$6,214
Maximum month-end balance during the year	$4,244	$6,632	$7,663
Stated rate at December 31 (a)	1.90%	4.83%	4.92%
Weighted average rate during the year	4.33%	3.98%	2.56%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect at December 31, 2008, 2007, and 2006.
(b)	Includes term federal funds purchased and overnight federal funds purchased.

Short-term borrowings, including commercial paper and federal funds purchased, are defined as any debt with an original maturity of 12 months or less. Federal funds purchased represent overnight and term funds as well as Federal Home Loan Bank advances. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other short-term borrowings include bank overdrafts, bank notes with original maturities of 365 days or less, and other borrowed funds.

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

If any of the following risks and uncertainties develops into actual events or if the circumstances described in the risks and uncertainties occur or continue to occur, these events or circumstances could have a material adverse effect on our business, financial condition or results of operations. These events could also have a negative effect on the trading price of our securities.

Current Economic and Political Risks

Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations.

Our results of operations are materially affected by conditions in the global capital markets and the economy generally, both in the United States and elsewhere around the world. The stress experienced by global capital markets that began in the second half of 2007 continued and substantially increased during 2008, and we do not expect these conditions to improve in the near future.

Recently, concerns over the availability and cost of credit, the U.S. mortgage market, a declining real estate market in the United States (in particular, in those markets in which we have generated significant spend volume on our charge and credit card products) and geopolitical issues have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with declining business and consumer confidence, increased unemployment and volatile oil prices have precipitated a global recession, which may cause further declines in credit and charge card usage and has already resulted in adverse changes in payment patterns, causing increases in delinquencies and default rates. If the performance of our charge card and credit card portfolios continues to weaken through increasing delinquencies and write-offs, our long-term and short-term debt ratings could be downgraded and our access to capital could be materially adversely affected and our cost of capital could increase.

These events and the continuing market upheavals may have an adverse effect on us, in part because we are dependent upon consumer and business behavior. Our revenue growth is likely to decline in such circumstances and, in certain instances, revenues may decrease, and our profit margins could erode. In addition, in the event of extreme prolonged market adversity, such as the global credit crisis and economic slowdown, we could incur significant losses.

Factors such as consumer spending, business investment, government spending, interest rates, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending could materially and adversely affect our business, results of operations and financial condition.

The lack of available credit, lack of confidence in the financial markets, reduced consumer and business spending, and worsening credit metrics also pose other risks to our results of operations and financial condition. In particular, we may face the following risks, among others, in connection with these events:

•

The processes we use to estimate losses may no longer be reliable because they rely on complex judgments, including forecasts of economic conditions, that may no longer be capable of accurate estimation.

•

Our ability to assess the creditworthiness of our customers may be impaired if the models and approaches we use to select, manage, and underwrite credit to our customers become less predictive of future write-offs.

•

In the event that (i) the three-month average rate of excess spread earned on credit card loans securitized by us falls below zero or (ii) our undivided, pro rata interest in the securitization trust established by us for credit card loans represents less than seven percent of the outstanding securities in the American Express Credit Account Master Trust (the “Lending Trust”) (or 15 percent of the total receivables in the American Express Issuance Trust (the “Charge Trust”), then such trust would be required to amortize earlier than scheduled, which would accelerate our need for additional funding and would have a significant effect on the ability of certain of our business entities to meet capital adequacy requirements.

•

In the event that the three-month average rate of excess spread earned on credit card loans securitized by us falls below 5 percent for the Lending Trust or 4 percent for the Charge Trust, the securitization trusts established by us for credit card loans and charge card receivables, respectively, would be required to fund a cash reserve account of up to approximately $2 billion or $207 million, respectively, depending on how low the applicable excess spread falls. Beginning with the monthly period ending January 24, 2009 and the respective distribution date occurring on February 17, 2009, the three-month average excess spread percentage fell below five percent for the Group 1 fixed rate series in the Lending Trust. As a result, the Company and certain of its subsidiaries are required to fund the cash reserve accounts for the benefit of the respective secured notes (i.e., most subordinated interests) for such series in an aggregate amount of $22 million. To the extent current economic conditions continue to persist or worsen, we would expect to continue to fund such cash reserve accounts, as well as the cash reserve accounts of other series of certificates issued from the Lending Trust.

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

As the conditions described above (or similar ones) persist or worsen, we could experience continuing or increased adverse effects on our results of operations and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

As discussed above, the money and capital markets have been experiencing extreme volatility and disruption since August 2007, which have negatively impacted market liquidity conditions. In recent months, the volatility and disruption have reached unprecedented levels.

The concerns on the part of market participants have focused on a broad range of mortgage- and asset-backed and other fixed income securities, including those rated investment grade, the U.S. and international credit and interbank money markets generally, and a wide range of financial institutions and markets, asset classes and sectors. As a result, the market for fixed income instruments has experienced decreased liquidity, increased price volatility, credit downgrade events and increased probability of default. Securities that are less liquid are more difficult to value and may be hard to dispose of. Domestic and international equity markets have also been experiencing heightened volatility and turmoil, with issuers such as us that have exposure to or rely on the credit markets particularly affected.

We need liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Cardmembers, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, deposits and issuances of commercial paper. Sources of liquidity in normal markets also include a variety of short- and long-term instruments, including medium- and long-term unsecured debt and the securitization of our credit card loan and charge card receivables.

Notwithstanding our solid financial position, we are not immune from the pressures brought on by the current crisis in the financial markets. The fragility of the credit markets and the current economic environment have impacted financial services companies through market volatility, loss of confidence and rating agency actions. Since September 2008, the market for our unsecured term debt and asset securitizations, like that for virtually all financial institutions, has been effectively frozen, except in connection with our participation in certain programs sponsored by the federal government and certain of its departments and agencies discussed below. Therefore, our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on a renewal of investor demand.

In the event current sources of liquidity, including internal sources, do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to the financial services industry, our credit ratings (which were downgraded in 2008, with respect to our long-term debt, by two of the major ratings agencies), and credit capacity, as well as the possibility that lenders could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of our business activity decreases due to an economic downturn.

Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. In addition, certain sources of contingent liquidity, including the CPFF and the TLGP, which are being made available through the Federal Reserve Bank of New York, the FDIC and other federal departments and agencies, are subject to our ability to meet or continue to meet the criteria for participation in such facilities and programs and are temporary in nature as such programs are scheduled to terminate on various dates during 2009.

The U.S. government has also taken certain other actions in addition to those described above to support the financial markets, including investing in financial institutions for the purpose of stabilizing and providing liquidity to the U.S. financial markets pursuant to the Capital Purchase Program of the U.S. Department of the Treasury, the impact of which we cannot assess at this time. In addition, the Federal Reserve announced the introduction of the Term Asset-Backed Securities Loan Facility (the “TALF”) in an effort to facilitate the issuance of asset-backed securities and improve the market conditions for asset-backed securities generally. It is unclear at this time what impact the TALF program will have on returning the securitization market to historical capacity and pricing levels.

Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow our business. As such, we may be forced to delay raising capital, issue shorter-tenured securities than desired, or bear an unattractive cost of capital, which could decrease profitability and significantly reduce financial flexibility. In addition, during 2008, our credit spreads widened considerably. Our liquidity position will also be impacted by our ability to meet our objectives with respect to the growth of our brokered retail CD program and brokerage sweep account program and the implementation of our direct deposit initiative.

If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations. In addition, declines in the value of our retained interests in our securitization transactions could materially adversely affect our financial condition and results of operations.

For a further discussion of our liquidity and funding needs, see “Financial Review – Funding Programs and Activities” on pages 35-41 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference.

We can be adversely affected by the impairment of other financial institutions.

Our ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial services institutions. Financial services institutions are interrelated as a result of trading, clearing, counterparty or other relationships. We routinely execute transactions with counterparties in the financial services industry, including commercial banks, investment banks and insurance companies. Defaults or non-performance by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by one or more of our counterparties, which, in turn, could have a material adverse effect on our results of operations and financial condition.

Any reduction in the Company’s and its subsidiaries credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Although the Company’s and its subsidiaries’ long-term debt is currently rated investment grade (at “A” levels) by the major rating agencies, the ratings of that debt have been downgraded during the fourth quarter of 2008 by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s (“S&P”), two of the major rating agencies. The rating agencies regularly evaluate the Company and its subsidiaries, and their ratings of the Company’s and its subsidiaries long-term and short-term debt are based on a number of factors, including their financial strength as well as factors not entirely within their control, including conditions affecting the financial services industry generally. In light of the difficulties in the financial services industry and the financial markets, there can be no assurance that the Company and its subsidiaries will maintain their current respective ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which the Company and its subsidiaries are able to obtain funding.

In addition, although each of Moody’s and S&P has affirmed the Company’s and its subsidiaries short-term debt ratings in the fourth quarter of 2008, a downgrade of the short-term ratings of the Company’s TRS subsidiary below its current P-1 rating by Moody’s and A-1 rating by S&P would require TRS, as servicer to our securitization trusts, to transfer collections on the securitized assets to investors on a daily, rather than a monthly, basis or make alternative arrangements with the rating agencies to allow TRS to continue to transfer collections on a monthly basis. Such alternative arrangements include obtaining appropriate guarantees for the performance of payment and deposit obligations of TRS, as servicer. The downgrade of TRS’s short-term ratings and the consequent increased operational costs of daily collections or the costs associated with the making of any alternative arrangements could have an adverse effect on our results of operations and may adversely affect the market for our asset-backed securities.

In addition, a downgrade of the short-term ratings of our Credco subsidiary below its current P-1/A-1/F1 ratings by two or more rating agencies would restrict such company’s ability to participate in the CPFF established by the Federal Reserve Bank of New York, which would have a material adverse effect on our liquidity and our ability to fund charge card receivables and credit card loans.

We cannot predict what actions rating agencies may take. As with other companies in the financial services industry, the Company’s and its subsidiaries ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2008, over 32% of our revenue net of interest expense was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our business.

Legal and Regulatory Risks

Our business, financial condition and results of operations could be adversely affected by new regulations to which we are subject as a result of becoming a bank holding company.

On November 14, 2008, American Express Company and TRS each became bank holding companies under the BHC Act and elected to be treated as financial holding companies under the BHC Act. As a result of becoming a bank holding company, we are subject to regulation by the Federal Reserve, including, without limitation, consolidated capital regulation at the holding company level, maintenance of certain capital and management standards in connection with our two U.S. depository institutions and restrictions on our non-banking activities under the Federal Reserve’s regulations. For additional information about this change in regulatory status, please see “Supervision and Regulation—General” beginning on page 34 above.

If we fail to satisfy new regulatory requirements applicable to bank holding companies, our financial condition and results of operations could be adversely affected.

We are subject to restrictions and obligations that limit our ability to pay dividends and repurchase our capital stock.

In January 2009, we issued preferred stock and a warrant to purchase our common shares to the Treasury as part of the CPP prior to January 9, 2012, unless we have redeemed the preferred stock or the Treasury has transferred the preferred stock to a third party, the consent of the Treasury will be required for us to (1) declare or pay any dividend or make any distribution on our common shares (other than regular quarterly cash dividends of not more than $0.18 per share) or (2) redeem, purchase or acquire any of our common shares or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other limited circumstances. In addition, our ability to declare or pay dividends or repurchase our common shares or other equity or capital securities will be subject to restrictions in the event that we fail to declare and pay (or set aside for payment) full dividends on the preferred stock.

Congress has held hearings on implementation of the CPP and the use of funds provided by this program and has adopted, and may adopt in the future, legislation impacting financial institutions that obtain funding under the CPP. This could also include changing lending practices that legislators believe led to the current economic situation. Although it is unclear whether any future legislation will be enacted into law, further restrictions may be imposed administratively by the Treasury. Such provisions could further restrict our lending or increase governmental oversight of our businesses and our corporate governance practices.

We are also limited in our ability to pay dividends by our regulators who could prohibit a dividend that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition. For more information on bank holding company dividend restrictions, please see “Financial Review—Share Repurchases and Dividends” on page 34 and Note 13 on page 96 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference.

Certain rules adopted by federal bank regulators could have a material adverse effect on our results of operations.

On December 18, 2008, federal bank regulators in the United States published final amendments to Regulation AA (i.e., “UDAP”), which relate to unfair and deceptive acts or practices, and Regulation Z, which relate to truth in lending, that restrict certain credit and charge card practices and require expanded disclosures to consumers. These amendments, among other things:

•	Prohibit interest rate increases on outstanding credit card balances except under limited circumstances;

•	Prohibit interest rate increases on new transactions during the first year after the account is opened, except under limited circumstances;

•	In the case of accounts with different annual percentage rates (“APR”) on different balances, prohibit the application of payments to the lowest-rate balances first;

•	Prohibit the imposition of a higher or default APR on existing balances unless an account is 30 days past due; and

•	Require that consumers be provided with a certain, reasonable amount of time to make credit card payments.

These amendments become effective on July 1, 2010. We are still evaluating the final amendments and their resulting impact on our business. While we anticipate making changes to our products that are designed to lessen the impact of these changes, there is no assurance that we will be successful. If we are not able to lessen the impact of these changes, they will have a material adverse effect on our results of operations.

In addition, regulators and Congress are continuing their scrutiny of our industry’s pricing, finance charges and practices relating to its customers, including increases in APRs and fees. Any legislative or regulatory restrictions on our ability to price our services and manage our business practices freely could materially and adversely affect our transaction volume and revenues.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our company and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services that we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, the European Union has adopted a new legislative directive, called the Payment Services Directive, for electronic payment services, including cards, that puts in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business.

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

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including the fees merchants are charged to accept cards. Regulators in the United Kingdom, Poland, Germany, Hungary, the European Union (EU), Australia, Mexico, and Venezuela, among others, have conducted investigations that are either ongoing or on appeal. The collectively-set interchange fee, which is the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have collectively-set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and on their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Congress continues to debate the interchange issue. There have been several hearings on Visa/MasterCard interchange over the last two years, and at the request of Congress, the Government Accountability Office completed a study on the cost of credit card acceptance to federal agencies and is undertaking a study on the structure of interchange fees and their impact on small merchants. In 2008, federal legislation was introduced that would give all U.S. merchants antitrust immunity to negotiate collectively the price and terms of card acceptance on networks with at least a 20% share of U.S. credit and debit card payments combined, with a default process for having prices and terms set through government action rather than competitive forces. One version of this legislation, the Credit Card Fair Fee Act (“CCFFA”), was passed in the House Judiciary Committee. As drafted, this legislation would not apply to the American Express network, but, if enacted, would have an effect on American Express in the marketplace. It is expected that Congressional hearings will continue and some version of the CCFFA will be introduced again in 2009. The Federal Reserve and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States.

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

Changes to the accounting treatment of securitization transactions could materially adversely affect our financial condition, reserve requirements, capital requirements, liquidity, cost of funds and operations.

The Financial Accounting Standards Board has proposed amendments that would significantly affect the accounting for off-balance sheet securitization activities, which could, if ultimately adopted, result in the Company having to consolidate approximately $29 billion (as of December 31, 2008) of assets and liabilities of the Lending Trust. This consolidation would also require the Company to reestablish loss reserves of approximately $1.8 billion (as of December 31, 2008), which would reduce the Company’s regulatory capital ratios at the bank holding company level. The consolidation of the Lending Trust would primarily impact the Company’s Centurion Bank and AEBFSB banking subsidiaries. Any consolidation of the Lending Trust could increase the Company’s, Centurion Bank’s and AEBFSB’s risk-weighted assets on their respective balance sheets and thus increase the capital needed to maintain our regulatory capital levels.

If our banking subsidiaries were to fail to meet their regulatory capital requirements, we would become subject to restrictions that could materially adversely affect our ability to conduct normal operations, our liquidity and our cost of funds, such as limiting our ability to issue brokered deposits. In addition, changes to the accounting treatment for securitizations may result in an inability to achieve bankruptcy remote status for the securitization trusts and prevent issuance from the trusts of highly rated investor interests.

We cannot at this time predict the terms and conditions of any final amendments to be promulgated by the Financial Accounting Standards Board or the impact of any such amendments, including whether, when and in what form any transfers that currently qualify as sales will be recognized on our balance sheet; what effect the recognition of transfers would have on capital, capital requirements, the ability to maintain a sufficient level of receivables in the trust, or our results of operations; the impact of the amendments on the market for asset-backed securities; whether the amendments will cause us to execute fewer securitizations; whether the amendments will trigger the breach of any financial covenants in our credit facility; or what effect the amendments will have on our credit ratings or the credit ratings of debt issued by the trust.

Regulation in the areas of privacy and data security could increase our costs and decrease the number of charge and credit cards issued.

We are subject to regulations related to privacy and data security, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the data security rule under the Gramm-Leach-Bliley Act. The data security rule requires that each financial institution develop, implement and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue. The heightened legislative and regulatory focus on data security, including requiring consumer notification in the event of a data breach, continues. The new 111th Congress will likely consider data security/data breach legislation in 2009 that, if implemented, could affect us.

In addition, over 40 states, Puerto Rico and the District of Columbia have enacted security breach legislation, requiring varying levels of consumer notification in the event of a security breach. In addition, several states are considering legislation requiring certain data security standards that could result in higher technology costs for the Company. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union Member States.

Regulation of privacy and data security may materially increase our costs and may decrease the number of our cards that we issue, or restrict our ability to fully exploit our closed-loop capability, which could materially and adversely affect our profitability. Our failure to comply with the privacy and data security laws and regulations to which we are subject could result in fines, sanctions and damage to our global reputation and our brand.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. In addition, as a current participant in the U.S. Department of the Treasury’s Capital Purchase Program, we are subject to provisions contained in the recently enacted American Recovery and Reinvestment Act of 2009, which contains significant limitations on the amount and form of bonus, retention and other incentive compensation that we may pay to our executive officers and other members of senior management. These provisions could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory or punitive damages. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties or other requirements resulting in increased expenses.

Business Risks

Our operating results may suffer because of substantial and increasingly intense competition worldwide in the payments industry.

The payments industry is highly competitive and includes, in addition to charge and credit card networks, evolving alternative payment mechanisms and systems. We are the third largest general-purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which are larger than we are in most markets. As a result, other card issuers may be able to benefit from the strong position and marketing and pricing power of Visa and MasterCard. Because of continuing consolidations among banking and financial services companies and credit card portfolio acquisitions by major card issuers, there are now a smaller number of significant issuers. Continuing consolidation in the banking industry may result in a financial institution with a strong relationship with us being acquired by an institution that has a strong relationship with a competitor, resulting in a potential loss of business for us. The largest competing issuers have continued to grow, in several cases by acquiring card portfolios, and also by cross-selling through their retail branch networks, and competition among all issuers remains intense. We are also subject to increasing pricing pressure from our competitors. In addition, some of our competitors have developed, or may develop, substantially greater financial and other resources than we have, may offer a wider range of programs and services than we offer or may use more effective advertising and marketing strategies to achieve broader brand recognition or merchant acceptance than we have. We may not continue to be able to compete effectively against these threats. In addition, our competitors may be more efficient in introducing innovative products, programs and services than we are. As a result, our revenue or profitability may decline.

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

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products, and is impacted by economic conditions beyond our control that reduce our Cardmembers’ spending, such as the current economic downturn affecting global markets. Increasing revenues also depends on our ability to attract new Cardmembers, reduce Cardmember attrition, increase merchant coverage, and capture a greater share of customers’ total spending on Cards issued on our network, both in the United States and in our international operations. One of the ways in which we attract new Cardmembers is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. In addition, many credit card issuers have instituted rewards programs that are similar to ours, and issuers may in the future institute rewards programs that are more attractive to cardmembers than our programs. If we are not successful in increasing consumer and business spending or in managing the costs of our Cardmember benefits, our revenues and profitability could be negatively affected.

Our brand and reputation are key assets of our Company and our business may be affected by how we are perceived in the marketplace.

Our brand and its attributes are key assets of the Company. Our ability to attract and retain consumer Cardmembers and corporate clients is highly dependent upon the external perceptions of our level of service, trustworthiness, business practices and financial condition. Negative perceptions or publicity regarding these matters could damage our reputation among existing and potential Cardmembers and corporate clients, which could make it difficult for us to attract new Cardmembers and maintain existing ones. Adverse developments with respect to our industry may also, by association, negatively impact our reputation, or result in greater regulatory or legislative scrutiny or litigation against us. Although we monitor developments for areas of potential risk to our reputation and brand, negative perceptions or publicity could materially and adversely affect our revenues and profitability.

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

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, most notably the airline industry, to offer benefits to Cardmember participants. The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. In addition, under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain co-brand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. We are also exposed to risk from bankruptcies, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that are bankrupt or have ceased operations.

There could be continued significant consolidation in the airline industry, particularly in the United States. We would not expect consolidation to have any significant effect on our merchant relationships with the airlines. However, airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. If a surviving airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, our business could be adversely affected. For additional information relating to the agreements with Delta and general risks related to the airline industry, see “Financial Review—Exposure to Airline Industry” on pages 56-57 of our 2008 Annual Report to Shareholders, which is hereby incorporated by reference.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits we intended.

We have regularly undertaken, and are currently considering undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion and rewards), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, we may not realize all or a significant portion of the benefits we intended. Failure to achieve these benefits could have a negative effect on our financial condition and results of operations.

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

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables and our other consumer lending activities, and institutional credit risk from merchants and GNS partners. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.

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

We must also effectively manage market risk to which we are exposed. Market risk represents the loss in value of portfolios and financial instruments due to adverse changes in market variables. We are exposed to market risk from interest rates in our Card business and in our investment portfolios. Changes in the interest rates at which we borrow and lend money affect the value of our assets and liabilities. If the rate of interest we pay on our borrowings increases more than the rate of interest we earn on our loans, our net interest yield, and consequently our net income, could fall.

We must also accurately estimate the fair value of the assets in our investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip (commonly referred to as the I/O strip) arising from our securitization of credit Card receivables.

Additionally, we must also effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy our obligations. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding our management of liquidity risk, see “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital “ above.

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

Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review—Risk Management” on pages 42-46 of our 2008 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

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

Other owned or leased principal locations include: the American Express Service Centers in Fort Lauderdale, Florida; Phoenix, Arizona; Greensboro, North Carolina; and Salt Lake City, Utah; the American Express Data Centers in Phoenix, Arizona and in Minneapolis, Minnesota; the American Express Finance Center in Phoenix, Arizona; the headquarters for American Express Services Europe Limited in London, England; the Amex Canada Inc. headquarters in Markham, Ontario, Canada; and service centers located in Mexico City, Mexico; Sydney, Australia; Gurgaon, India and Brighton, United Kingdom.

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

Generally, we lease the premises we occupy in other locations. We believe that the facilities we own or occupy suit our needs and are well maintained.

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

Corporate Matters

Beginning in mid-July 2002, 12 putative class action lawsuits were filed in the United States District Court for the Southern District of New York. In October 2002, these cases were consolidated under the caption In re American Express Company Securities Litigation. These lawsuits allege violations of the federal securities laws and the common law in connection with alleged misstatements regarding certain investments in high-yield bonds and write-downs in the 2000-2001 timeframe. The purported class covers the period from July 26, 1999 to July 17, 2001. The actions seek unspecified compensatory damages as well as disgorgement, punitive damages, attorneys’ fees and costs, and interest. On March 31, 2004, the Court granted the Company’s motion to dismiss the lawsuit. Plaintiffs appealed the dismissal to the United States Court of Appeals for the Second Circuit. In August 2006, the Court of Appeals, without expressing any views whatsoever on the merits of the cases, vacated the District Court’s judgment and remanded all claims to the District Court for further proceedings. Plaintiffs filed an amended complaint on January 5, 2007. The Company subsequently filed a motion to dismiss the amended complaint, which motion was granted in September 2008. Plaintiffs have appealed the dismissal.

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

In November 2004, the Company filed a lawsuit captioned American Express Travel Related Services Company, Inc. v. Visa USA Inc., MasterCard International, Inc. et al. in the U.S. District Court for the Southern District of New York. The lawsuit sought unspecified monetary damages against Visa, MasterCard and eight major banks that are or were members of the two card associations for the business lost as a result of the illegal, anticompetitive practices of the card associations that effectively locked the Company out of the bank-issued card business in the United States. The lawsuit follows the U.S. Supreme Court’s October 2004 decision not to hear an appeal from Visa and MasterCard that sought to overturn a lower court ruling that found the two card associations in violation of U.S. antitrust laws. Since the date that the action was filed through September 30, 2007, TRS had voluntarily dismissed its claims against the following bank defendants: Bank of America, N.A., Bank of America Corporation (including its subsidiaries Fleet Bank (RI), N.A. and Fleet National Bank), Household Bank, N.A., Household International, Inc. and USAA Federal Savings Bank. On November 7, 2007, the Company announced that it had entered into an agreement with Visa Inc., Visa USA and Visa International to drop Visa as a defendant in the lawsuit. Under the terms of the settlement agreement, American Express also agreed to voluntarily dismiss its claims against the following individual banks and financial institutions: Capital One F.S.B., Capital One Bank, Capital One Financial Corp., Chase Bank USA, N.A., JPMorgan Chase & Co., New American Capital, Inc., Washington Mutual Bank, U.S. Bank, N.A., U.S. Bancorp, Wells Fargo & Co. and Wells Fargo Bank, N.A., as well as any other Visa member bank. In addition, under the terms of the agreement, Visa has agreed to pay a maximum amount of $2.25 billion to the Company, consisting of (i) $1.13 billion, which was paid to the Company in the first quarter of 2008 and (ii) 16 additional quarterly payments of up to $70 million per quarter commencing with quarter ending March 31, 2008. The quarterly payments are subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business. As a result of the settlement with Visa and the various individual bank defendants, MasterCard was the sole remaining defendant in the lawsuit. On June 24, 2008, the Company entered into an agreement with MasterCard International, Inc. and MasterCard Incorporated to drop all claims against MasterCard. Under the terms of the agreement MasterCard has agreed to pay a maximum amount of $1.8 billion to the Company, consisting of 12 quarterly payments of up to $150 million per quarter commencing with the quarter ending September 30, 2008. The quarterly payments to be made by MasterCard are also subject to the achievement of certain quarterly performance criteria by the Company’s U.S. Global Network Services business. The Company has no remaining claims against any defendants and has dismissed its suit.

In December 2008, a putative class action captioned Obester v. American Express Company, et al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The Company is also a defendant in three other putative class actions making allegations similar to those made in the Obester matter: Tang v. American Express Company, et. al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et. al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et. al., filed on February 10, 2009 in the United States District Court for the Southern District of New York.

On February 20, 2009, a putative class action was filed in the United States District Court for the Southern District of New York captioned Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry. The lawsuit alleges violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covers the period from March 1, 2007 to November 12, 2008. The action seeks unspecified damages and costs and fees.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards and credit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al. , U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al. , U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al. , Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al. , U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (SDNY) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY under the consolidated caption “In re American Express Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the Court’s arbitration ruling and on January 30, 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The parties have requested a conference with the District Court to discuss next steps in light of the Second Circuit’s ruling. In addition, the Company continues to request the California Superior Court hearing the Hayama action referenced above to stay that action. To date the Hayama action has been stayed. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, Marcus filed a motion seeking certification of a class. The Company has opposed Marcus’ motion for class certification. In addition, each of the Company and Marcus have moved for summary judgment in their favor. A decision on the class certification motion and the summary judgment motions is pending.

On February 19, 2009, an amended complaint was filed in In Re: American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services.” In addition, on February 19, 2009, a new complaint making the same allegations as made in the amended complaint filed in In Re: American Express Merchants’ Litigation was also filed in the United States District Court for the Southern District of New York. That new case is captioned: Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. In a case management order dated April 8, 2008, the Court defined two classes as follows: (1) all persons who obtained American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008, and (2) all persons who obtained American Express charge cards governed by New York law with billing addresses in states other than California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008. The Court denied the plaintiff’s motion to certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations. American Express filed a motion for summary judgment asking that the case be dismissed as a matter of law. The summary judgment motion was partially granted in July 2008 when the Court dismissed certain claims against American Express including claims for punitive damages. Certain other claims survived summary judgment. A trial on the remaining claims began in November 2008. The Company prevailed in Phase 1 of that trial with the Court ruling that the contract between the Company and its cardmembers was not ambiguous and that the Company operated the air-flight and baggage insurance program consistent with the contract. Phase 2 of the trial continues. In Phase 2 the Court will decide whether: (1) the contract is unconscionable; (2) whether the Company violated California consumer protection laws; and (3) whether the Company violated New York consumer protection laws. In addition, a matter making related allegations to those raised in the Hoffman case is pending in the U.S. District Court for the Eastern District of New York. That matter, captioned Environment Law Enforcement Systems v. American Express et al., has effectively been stayed pending the proceedings in the Hoffman action. Lastly, on October 30, 2008, a case making allegations similar to those raised in the Hoffman case was filed in the United States District Court for the Southern District of Florida. That matter, captioned Kass v. American Express Card Services, Inc, American Express Company, and American Express Travel Related Services, was filed as a putative class action on behalf of American Express credit card holders.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the U.S. Court of Appeals for the Third Circuit, and on February 24, 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings to determine whether individual arbitration should be compelled in the case.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws. As alleged by the plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express’ time to respond to the suits has been extended to April 2009.

In August 2005, a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. (“TRS”), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express® Cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepkowski action was also never served. The Lepkowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc., filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. Other merchants have since filed similar complaints, including, Animal Land Inc., Rookies, Inc., Lopez DeJong Inc., Pranzo Inc., Gina Kim-Park d/b/a Mille Fiore, and Parlor Corporation. All these complaints challenge the Company’s “anti-steering” rules as unlawful under the antitrust laws. Originally plaintiffs sought only injunctive relief but have since amended their complaint to also seek unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the recent ruling of the Second Circuit (discussed above), the stay has been lifted, and American Express’s response to the complaint is due in April 2009. Plaintiffs have also filed an amended complaint in the Lopez DeJong case and proposed that the amended complaint would serve as a “model for the First Consolidated Class Complaint” in all these matters.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that AMEX conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the U.S. Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings.

In January 2009, the Company signed a Memorandum of Understanding to resolve claims raised in putative class action captioned Kaufman v. American Express Travel Related Services, pending in the United States District Court for the Northern District of Illinois. The proposed Settlement Class consists of “All purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” The allegations in Kaufman revolve primarily around monthly service fee charges, with the critical claim being that the product violates consumer protection statutes because consumers allegedly have difficulty spending small remaining amounts on the Gift Cards. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express Travel Related Services, pending in the United States District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California state court in San Diego. If the Kaufman settlement ultimately receives final approval, all related gift cards claims and suits would also be released.

International Matters

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November.

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action. The parties are awaiting a decision from the court in those two cases.

In March 2006, a motion to authorize a class action captioned Jasmin v. Amex Bank of Canada was filed in the Superior Court of Quebec, District of Montreal. The motion purports to claim, on behalf of a Canada-wide class of persons who were holders of an American Express Credit Card who paid their credit card account at the counter or at an automatic banking machine of an authorized financial institution, and who obtained a grace period that was less than that appearing on their statement of account and/or who were charged interest under a three- to five- day processing delay contrary to their contracts, violated the law respecting banks and the Civil Code of Quebec. A claim is also being made of an alleged violation of the Charter of Human Rights and Freedoms for depriving the class members of their use of property. The class claims reimbursement per class member of finance charges in the amount of CDN $75, CDN $100 in punitive damages and CDN $25 for having to pay their account early and being deprived of the use of their money, interest, fees and costs. The claim in Jasmin has been withdrawn as part of the settlement in Ptack, below. Amex Bank of Canada will pay a nominal amount for the costs of the withdrawal.

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

In September 2006, American Express Travel Related Services Company, Inc. (“TRS”) received a Request for Arbitration that was filed in the London Court of International Arbitration (“LCIA”) by Mawarid Investments Limited (“Mawarid”), the Company’s partner in the joint venture it operates in the Middle East/North Africa, Amex (Middle East) E.C. (“AEME”). Mawarid alleged breach of fiduciary and/or contractual duties with regard to four claims: (i) TRS’s having required AEME to discontinue certain types of assessments, (ii) an alleged breach of AEME’s exclusivity rights, (iii) the amount of revenue to which AEME was entitled based on billed business generated at airlines located in the AEME region and (iv) delay in the launch of a local currency Card in Egypt. The action sought unspecified amounts of lost dividends and other damages related to such claims, as well as attorneys’ fees and other costs and interest. An arbitration panel held hearings on the matters in dispute in early 2008. In a partial award announced in May 2008, the LCIA dismissed the claims described in clauses (i), (ii) and (iv) above that Mawarid brought against TRS. With regard to the claim described in clause (iii) above, the LCIA agreed with the formula put forward by TRS to determine the amount of revenue to which AEME was entitled based on billed business generated at airlines located in the AEME region and directed the parties to agree on whether an audit should be required to determine whether AEME was underpaid or overpaid for the years in question based on such formula. Though the parties have not finished their discussions on this issue, TRS believes that amounts owed by it, if any, under the formula mandated by the LCIA will not be material.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2008, we had 43,257 common shareholders of record. You can find price and dividend information concerning our common stock in Note 28 to our Consolidated Financial Statements, which can be found on page 118 of our 2008 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, please see “Financial Review—Share Repurchases and Dividends” on page 34 and Note 13 on page 96 of our 2008 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation—Share Plans,” and “Executive Compensation—Equity Compensation Plan Information” to be contained in the Company’s definitive 2009 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 27, 2009. The information to be found under such captions is incorporated herein by reference. Our definitive 2009 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2009 (and, in any event, not later than 120 days of the close of our most recently completed fiscal year).

Under the Treasury’s CPP pursuant to the Emergency Economic Stabilization Act of 2008, we announced on January 9, 2009, the receipt of aggregate proceeds of $3.39 billion from the Treasury in exchange for the sale to the Treasury of (i) 3,388,890 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.66 2/3 per share, having a liquidation preference per share equal to $1,000 and (ii) a ten-year warrant (the “Warrant”) to purchase up to 24,264,129 shares of our common shares at an initial per share exercise price of $20.95 per share. For additional information about this transaction, please see our Current Report on Form 8-K filed with the SEC on January 9, 2009.

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2008 Repurchase program (1) Employee transactions (2)	— 452	$	— 34.88	— n/a	100,018,968 n/a

November 1-30, 2008 Repurchase program (1) Employee transactions (2)	— 14,332	$	— 24.96	— n/a	100,018,968 n/a

December 1-31, 2008 Repurchase program (1) Employee transactions (2)	— 10,347	$	— 19.12	— n/a	100,018,968 n/a

Total Repurchase program (1) Employee transactions (2)	— 25,131	$	— 22.74	— n/a

(1)	At December 31, 2008, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares under various Board authorizations to repurchase up to an aggregate of 770 million shares of common stock, including purchases made under agreements with third parties.

(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.

(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 119 of our 2008 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 12-61 of our 2008 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 42-46 and in Note 14 to our Consolidated Financial Statements on pages 97-98 of our 2008 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 63-118 of our 2008 Annual Report to Shareholders are incorporated herein by reference.

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, appearing on page 62-63 of our 2008 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

(a)	The following is provided pursuant to Item 5.03 of Form 8-K—“Amendments to Articles of Incorporation or By-laws; Change in Fiscal Year.” On February 23, 2009, the Board of Directors adopted certain amendments to the By-Laws of the Company to:

(i)	amend Section 2.1 to remove the default requirement that the annual meeting of shareholders of the Company be held between March 15 and April 30 and instead provide that the annual meeting of shareholders be held on such date and at such time as shall be fixed by the Board;

(ii)	amend Sections 2.9 and 3.11 to require shareholders proposing business or nominating directors to disclose their ownership of derivative securities and any other transaction, agreement, arrangement or understanding involving the shareholder with the effect or intent of mitigating losses, managing risk or benefiting from share price changes, or increasing or decreasing the voting power or economic interest of such shareholder or any of its affiliates or associates;

(iii)	amend Sections 2.9 and 3.11 to provide that the Company is required to re-open the advance notice window for business proposed by a shareholder to be brought before an annual meeting and nominations of directors if the date of the annual meeting is not set for within 25 (rather than 30) days of the anniversary date of the prior year’s meeting; and

(iv)	make explicit that Section 2.9 of the By-Laws relating to advance notice applies to any business proposed to be brought before an annual meeting of shareholders, other than (i) any proposal made pursuant to the shareholder proposal rule (Rule 14a-8) of the Securities and Exchange Commission or (ii) nominations of directors (which is subject to Section 3.11 of the By-Laws).

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC, in March 2009 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held April 27, 2009, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

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

We have adopted a set of Corporate Governance Principles, which together with the charters of the four standing committees of the Board of Directors (Audit; Compensation and Benefits; Nominating and Governance; and Public Responsibility), our Code of Conduct (which constitutes the Company’s code of ethics), and the Code of Business Conduct for the Members of the Board of Directors, provide the framework for the governance of the Company. A complete copy of our Corporate Governance Principles, the charters of each of the Board committees, the Code of Conduct (which applies not only to our Chief Executive Officer, Chief Financial Officer and Comptroller, but also to all other employees of the Company) and the Code of Business Conduct for the Members of the Board of Directors may be found by clicking on the “Corporate Governance” link found on our Investor Relations Web site at http://ir.americanexpress.com. You may also access our Investor Relations Web site through the Company’s main Web site at www.americanexpress.com by clicking on the “About American Express” link, which is located at the bottom of the Company’s homepage. (Information from such sites is not incorporated by reference into this report.) You may also obtain free copies of these materials by writing to our Secretary at the Company’s headquarters.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information set forth under the heading “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit Fees;” “—Audit-Related Fees;” “—Tax Fees;” “—All Other Fees;” and “—Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 27, 2009, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The financial statements filed as a part of this report are listed on page F-1 hereof under “Index to Financial Statements Covered by Report of Independent Registered Public Accounting Firm,” which is incorporated herein by reference.

2. Financial Statement Schedules:

All schedules are omitted since the required information is either not applicable, not deemed material, or is shown in the respective financial statements or in notes thereto.

3. Exhibits:

The list of exhibits required to be filed as exhibits to this report are listed on pages E-1 through E-4 hereof under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN EXPRESS COMPANY

February 27, 2009	/s/ DANIEL T. HENRY
Daniel T. Henry Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/s/ KENNETH I. CHENAULT	/s/ JAN LESCHLY
Kenneth I. Chenault Chairman, Chief Executive Officer and Director	Jan Leschly Director

/s/ DANIEL T. HENRY	/s/ RICHARD C. LEVIN
Daniel T. Henry Executive Vice President and Chief Financial Officer	Richard C. Levin Director

/s/ JOAN C. AMBLE	/s/ RICHARD A. MCGINN
Joan C. Amble Executive Vice President and Comptroller	Richard A. McGinn Director

/s/ DANIEL F. AKERSON	/s/ EDWARD D. MILLER
Daniel F. Akerson Director	Edward D. Miller Director

/s/ CHARLENE BARSHEFSKY	/s/ STEVEN S REINEMUND
Charlene Barshefsky Director	Steven S Reinemund Director

/s/ URSULA M. BURNS	/s/ ROBERT D. WALTER
Ursula M. Burns Director	Robert D. Walter Director

/s/ PETER CHERNIN	/s/ RONALD A. WILLIAMS
Peter Chernin Director	Ronald A. Williams Director

February 27, 2009

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

COVERED BY REPORT OF INDEPENDENT REGISTERED

PUBLIC ACCOUNTING FIRM

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2008 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		62
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		63
Consolidated statements of income for each of the three years in the period ended December 31, 2008		65
Consolidated balance sheets at December 31, 2008 and 2007		66
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2008		67
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2008		68
Notes to consolidated financial statements		69-118
Consent of independent registered public accounting firm	F-2

Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 3, 4, and 26 to the Consolidated Financial Statements in our 2008 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company Only, respectively.

*            *            *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2008 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, our 2008 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, No. 333-98479; and No. 333-142710; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835 and No. 333-138032) of American Express Company of our report dated February 26, 2009, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 26, 2009

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.28, 10.30 through 10.35 and 10.39 through 10.40 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

*3.5	Company’s By-Laws, as amended through February 23, 2009.

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009).

10.5	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).

*10.6	Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007).

10.7	American Express Company 2007 Incentive Compensation Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

*10.8	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2009).

10.9	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2007).

*10.10	Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 2007 Incentive Compensation Plan.

*10.11	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009).

10.12	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

*10.13	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009.

10.14	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.15	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.16	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.17	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.18	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

*10.19	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company.

10.20	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.21	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.22	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.23	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.24	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.25	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.26	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.27	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.28	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.29	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.30	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

*10.31	American Express Senior Executive Severance Plan Effective January 1, 1994 (as amended and restated through January 1, 2009).

10.32	Amendments of (i) the American Express Supplemental Retirement Plan, (ii) the American Express Salary/Bonus Deferral Plan and (iii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

*10.33	American Express Supplemental Retirement Plan (as amended and restated effective January 1, 2009).

10.34	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

*10.35	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2009).

10.36	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.37	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.38	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.39	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

*10.40	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2009.

10.41	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.42	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.43	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.44	Letter Agreement, dated January 9, 2009, between American Express Company and the United States Department of the Treasury, which includes the Securities Purchase Agreement–Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2008 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS