Form 10-Q
period 2009-03-31
AMERICAN EXPRESS CO
filed 2009-05-01
CIK 4962

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐ Yes	☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2009
Common Shares (par value $.20 per share)	1,167,625,393 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Revenues
Non-interest revenues
Discount revenue	$3,066	$3,718
Net card fees	532	531
Travel commissions and fees	365	494
Other commissions and fees	453	622
Securitization income, net	141	444
Other	450	460
Total non-interest revenues	5,007	6,269
Interest income
Interest and fees on loans	1,292	1,671
Interest and dividends on investment securities	154	186
Deposits with banks and other	28	85
Total interest income	1,474	1,942
Interest expense
Deposits	85	149
Short-term borrowings	27	161
Long-term debt	434	650
Other	9	11
Total interest expense	555	971
Net interest income	919	971
Total revenues net of interest expense	5,926	7,240
Provisions for losses
Charge card	336	345
Cardmember lending	1,414	809
Other	53	57
Total provisions for losses	1,803	1,211
Total revenues net of interest expense after provisions for losses	4,123	6,029
Expenses
Marketing, promotion, rewards and cardmember services	1,302	1,756
Salaries and employee benefits	1,253	1,470
Professional services	519	550
Other, net	505	792
Total	3,579	4,568
Pretax income from continuing operations	544	1,461
Income tax provision	101	417
Income from continuing operations	443	1,044
Loss from discontinued operations, net of tax	(6)	(53)
Net income	$437	$991
Earnings per Common Share — Basic: (Note 11)
Income from continuing operations attributable to common shareholders (a)	$0.32	$0.90
Loss from discontinued operations	(0.01)	(0.05)
Net income attributable to common shareholders (a)	$0.31	$0.85
Earnings per Common Share — Diluted: (Note 11)
Income from continuing operations attributable to common shareholders (a)	$0.32	$0.89
Loss from discontinued operations	(0.01)	(0.04)
Net income attributable to common shareholders (a)	$0.31	$0.85
Average common shares outstanding for earnings per common share:
Basic	1,156	1,153
Diluted	1,156	1,163
Cash dividends declared per common share	$0.18	$0.18

(a) Calculated based on income from continuing operations or net income, as applicable, less (i) preferred shares dividends and related accretion of $72 million for the quarter ended March 31, 2009 and (ii) earnings allocated to participating share awards of $4 million and $6 million for the quarters ended March 31, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	March 31,	December 31,
	2009	2008

Assets
Cash and cash equivalents
Cash and cash due from banks	$122	$1,574
Interest-bearing deposits in other banks (including federal funds sold and securities purchased under resale agreements: 2009, $0; 2008, $141)	7,128	6,554
Short-term investment securities	13,547	12,419
Total	20,797	20,547
Accounts receivable
Cardmember receivables, less reserves: 2009, $810; 2008, $810	29,458	32,178
Other receivables, less reserves: 2009, $115; 2008, $118	2,883	4,393
Loans
Cardmember lending, less reserves: 2009, $3,013; 2008, $2,570	33,734	39,641
Other, less reserves: 2009, $41; 2008, $39	583	1,018
Investment securities	18,204	12,526
Premises and equipment — at cost, less accumulated depreciation: 2009, $3,850; 2008, $3,743	2,854	2,948
Other assets	12,462	12,607
Assets of discontinued operations	208	216
Total assets	$121,183	$126,074

Liabilities and Shareholders’ Equity
Liabilities
Customers’ deposits	$18,101	$15,486
Travelers Cheques outstanding	5,917	6,433
Accounts payable	8,070	8,428
Short-term borrowings	2,867	8,993
Long-term debt	57,620	60,041
Other liabilities	12,809	14,592
Liabilities of discontinued operations	19	260
Total liabilities	105,403	114,233
Contingencies (see Note 17)
Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,168 million shares in 2009 and 1,160 million shares in 2008	235	232
Preferred shares, 3.4 million shares issued in 2009 and nil in 2008; liquidation preference $3,389	3,168	—
Additional paid-in capital	10,586	10,496
Retained earnings	3,044	2,719
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses, net of tax: 2009, $253; 2008, $458	(367)	(699)
Net unrealized derivatives losses, net of tax: 2009, $34; 2008, $44	(61)	(80)
Foreign currency translation adjustments, net of tax: 2009, $82; 2008, $64	(387)	(368)
Net unrealized pension and other postretirement benefit costs, net of tax: 2009 $204; 2008, $216	(438)	(459)
Total accumulated other comprehensive loss	(1,253)	(1,606)
Total shareholders’ equity	15,780	11,841
Total liabilities and shareholders’ equity	$121,183	$126,074

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities
Net income	$437	$991
Loss from discontinued operations, net of tax	6	53
Income from continuing operations	443	1,044
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	1,977	1,332
Depreciation and amortization	192	173
Deferred taxes, acquisition costs and other	(375)	(188)
Stock-based compensation	53	66
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	1,466	863
Other assets	250	105
Accounts payable and other liabilities	(2,304)	1,521
Travelers Cheques outstanding	(515)	(346)
Net cash provided by (used in) operating activities attributable to discontinued operations	1	(35)
Net cash provided by operating activities	1,188	4,535
Cash Flows from Investing Activities
Sale of investments	351	740
Maturity and redemption of investments	544	3,664
Purchase of investments	(6,039)	(4,571)
Net decrease in cardmember loans/receivables	8,315	2,919
Proceeds from cardmember loan securitizations	—	3,721
Maturities of cardmember loan securitizations	(1,500)	(2,020)
Purchase of premises and equipment	(88)	(196)
Sale of premises and equipment	9	5
Acquisitions, net of cash acquired	—	(4,342)
Net cash provided by investing activities attributable to discontinued operations	12	2,014
Net cash provided by investing activities	1,604	1,934
Cash Flows from Financing Activities
Net change in customer deposits	2,647	(1,346)
Net (decrease) increase in short-term borrowings	(6,041)	1,150
Issuance of long-term debt	—	3,329
Principal payments on long-term debt	(2,271)	(3,377)
Issuance of American Express Series A preferred shares and warrants	3,389	—
Issuance of American Express common shares	—	92
Repurchase of American Express common shares	—	(219)
Common and preferred dividends paid	(226)	(210)
Net cash used in financing activities attributable to discontinued operations	(3)	(1,748)
Net cash used in financing activities	(2,505)	(2,329)
Effect of exchange rate changes on cash	(27)	44
Net increase in cash and cash equivalents	260	4,184
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2009, $3; 2008, $6,390	20,550	15,268
Cash and cash equivalents at end of period includes cash of discontinued operations: 2009, $13; 2008, $4,136	$20,810	$19,452

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The Company

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements which are incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2008 (2008 Form 10-K). Certain reclassifications of prior year amounts have been made to conform to the current presentation. These reclassifications did not have an impact on the Company’s results of operations or cash flows.

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

Accounting estimates are an integral part of the Consolidated Financial Statements.  These estimates are based, in part, on management’s assumptions concerning future events.  Among the more significant assumptions are those that relate to reserves for cardmember losses relating to loans and charge card receivables, Membership Rewards, fair value measurement, and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

As discussed in the 2008 Form 10K, the Company became a bank holding company during the fourth quarter of 2008 under the Bank Holding Company Act of 1956, and the Federal Reserve Board (Federal Reserve) became the Company’s primary federal regulator.  As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following accounting standards, which are effective beginning June 30, 2009.  The adoption of the accounting standards listed below will not have a material impact on the Company’s financial position or results of operations.

•                  FASB Staff Position (FSP) No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (FSP FAS 107-1), amends Statement of Financial Accounting Standards (SFAS) No. 107, “Disclosures about Fair Value of Financial Instruments,” and APB Opinion No. 28, “Interim Financial Reporting” to require disclosures about fair value of financial instruments in interim financial statements on a prospective basis.

•                  FSP No. FAS 115-2/FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (FSP FAS
115-2/FAS 124-2), requires a limited form of retrospective application.  FSP FAS 115-2/FAS 124-2 modifies current impairment guidance for debt securities, changes the requirements for recognizing an other-than-temporary-impairment on debt securities, and modifies the presentation of other-than-temporary-impairment losses in the Statement of Income and Balance Sheet.  In addition, FSP FAS 115-2/FAS 124-2 also requires expanded financial statement disclosures for both debt and equity securities in interim and annual periods.

•                  FSP No. FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4), provides additional guidance in determining whether a market for an asset or a liability within the scope of SFAS No. 157 is inactive, and requires the evaluation of available evidence to determine whether a transaction in an inactive market is not orderly.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.              Discontinued Operations

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB), to Standard Chartered PLC (Standard Chartered).  The sale was completed on February 29, 2008.

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation as it is the Company’s intention to exercise its AEIDC put option in the third quarter of 2009.

For all periods presented, all of the operating results, assets and liabilities, and cash flows of AEB and AEIDC have been removed from the Corporate & Other segment and are presented separately in the Company’s Consolidated Financial Statements. Summary operating results of the discontinued operations included AEB (except for certain components of AEB that were not sold), and AEIDC, as well as businesses disposed of in previous years.  The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

Results from discontinued operations for the three months ended March 31, 2009 and 2008, were as follows:

(Millions)	2009	2008
Revenues net of interest expense	$(6)	$71
Pretax (loss) income from discontinued operations	$(9)	$25
Income tax (benefit) provision	(3)	78
Loss from discontinued operations, net of tax	$(6)	$(53)

At March 31, 2009 and December 31, 2008, the assets and liabilities of the discontinued operations related to AEIDC were as follows:

(Millions)	2009	2008
Assets:
Cash and cash equivalents	$13	$3
Investments	194	213
Other assets	1	—
Total assets	208	216

Liabilities:
Investment certificates reserve	16	22
Other liabilities	3	238
Total liabilities	19	260
Net assets (deficit)	$189	$(44)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Assets and Liabilities of Discontinued Operations Measured at Fair Value on a Recurring Basis:

The following table presents the AEIDC financial instruments carried at fair value at March 31, 2009 and December 31, 2008, and the respective SFAS No. 157 fair value hierarchy level:

	Total Carrying Value included in Assets of Discontinued Operations on the Balance Sheet at:		Fair Value
(Millions)	March 31, 2009	December 31, 2008	Hierarchy Level
Residential mortgage-backed securities
Prime(a)	$46	$46	2
Alt-A(a)	141	159	2
Total residential mortgage-backed securities	187	205
Other asset-backed securities (b)	7	8	3
Total investments at fair value	$194	$213

(a)          The fair market values were obtained from pricing services engaged by the Company.  The Company receives one price for each security.  The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs.  The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yield, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency.  The pricing models used generally do not entail substantial subjectivity because the methodologies employed use inputs observed from active markets or recent trades of similar securities in inactive markets.  The pricing services do not apply any adjustments to the pricing models used, nor does the Company apply any adjustments to prices received from the pricing services.  The Company has reaffirmed its understanding of the valuation techniques used by its pricing services.  No adjustments were deemed necessary to the prices provided by the pricing services as a result of current market conditions.  The use of different techniques (e.g., different pricing models) to determine the fair value of these investments could result in different estimates of fair value at the reporting date.

(b)         Represents investments in other asset-backed securities transferred in the second quarter of 2008 from Level 2 into Level 3 of the fair value hierarchy primarily due to the significant inputs to the fair value of these assets being unobservable as a result of limited marketplace activity. The value of these assets was $24 million when they were transferred into Level 3 during the second quarter of 2008.  Throughout the remainder of 2008, the Company had $10 million in net settlements and $6 million in realized losses, reducing the value of these investments to $8 million at December 31, 2008.  During the first quarter of 2009, the Company had $1.3 million in net settlements and $0.4 million in unrealized gains, bringing the value of these securities to $7 million at March 31, 2009.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              Accounts Receivable

Accounts receivable at March 31, 2009 and December 31, 2008, consisted of:

(Millions)	2009	2008
U.S. Card Services	$15,551	$17,822
International Card Services	5,007	5,582
Global Commercial Services	9,561	9,397
Global Network & Merchant Services (a)	149	187
Cardmember receivables, gross (b)	30,268	32,988
Less: Cardmember reserve for losses	810	810
Cardmember receivables, net	$29,458	$32,178
Other receivables, gross (c)	$2,998	$4,511
Less: Other reserve for losses	115	118
Other receivables, net	$2,883	$4,393

(a)          Includes receivables primarily related to the Company’s business partners and International Currency Card portfolios.

(b)         Includes approximately $8.9 billion and $9.9 billion of cardmember receivables outside the United States as of March 31, 2009 and December 31, 2008, respectively.

(c)          Other receivables primarily represent amounts due from the Company’s travel customers, third party issuing partners, accrued interest on investments, receivables acquired in connection with the purchase of Corporate Payment Services (CPS), and other receivables due to the Company in the ordinary course of business.

The following table presents changes in the cardmember receivable reserve for losses for the three months ended March 31:

(Millions)	2009	2008
Balance, January 1	$810	$1,149
Additions:
Cardmember receivables provision	336	345
Deductions:
Cardmember receivables net write-offs (a)	(332)	(257)
Cardmember receivables other (b)	(4)	(16)
Balance, March 31	$810	$1,221

(a)          Represents write-offs of charge card balances consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries of $77 million and $49 million for the three months ended March 31, 2009 and 2008, respectively.

(b)         Primarily includes foreign currency translation adjustments. For the three months ended March 31, 2008, this amount also includes waived fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              Loans

Loans at March 31, 2009 and December 31, 2008 consisted of:

(Millions)	2009	2008
U.S. Card Services	$28,228	$32,684
International Card Services	8,487	9,499
Global Commercial Services	32	28
Cardmember lending, gross	36,747	42,211
Less: Cardmember lending reserve for losses	3,013	2,570
Cardmember lending, net	$33,734	$39,641
Other loans, gross (a)	$624	$1,057
Less: Other reserve for losses	41	39
Other loans, net	$583	$1,018

(a) Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the CPS acquisition. Other loans at December 31, 2008, included a loan to an affiliate in discontinued operations.

The following table presents changes in the cardmember lending reserve for losses for the three months ended March 31:

(Millions)	2009	2008
Balance, January 1	$2,570	$1,831
Additions:
Cardmember lending provisions (a)	1,401	776
Cardmember lending other (b)	13	33
Total provision	1,414	809
Deductions:
Cardmember lending net write-offs - principal (c)	(782)	(566)
Cardmember lending net write-offs — interest and fees (c)	(155)	(127)
Cardmember lending other (d)	(34)	(28)
Balance, March 31	$3,013	$1,919

(a) Represents loss provisions for cardmember lending consisting of principal (resulting from authorized transactions), interest, and fee reserves components.

(b) Primarily represents adjustments to cardmember lending receivables resulting from unauthorized transactions. For the three months ended March 31, 2008, this amount also includes waived fees.

(c) Cardmember lending net write-offs — principal for March 31, 2009 and 2008 include recoveries of $96 million and $71 million, respectively.  Recoveries of interest and fees were de minimis.

(d) Primarily includes foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in the other loans reserve for losses for the three months ended March 31:

(Millions)	2009	2008
Balance, January 1	$39	$45
Provisions	10	9
Net write-offs and other (a)	(8)	(7)
Balance, March 31	$41	$47

(a) Net write-offs for March 31, 2009 and 2008 include recoveries of $2 million and $3 million, respectively.

5.              Investment securities

Available-for-sale Investments

The following is a summary of investment securities classified as available-for-sale at March 31, 2009 and December 31, 2008:

	2009				2008
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,505	$44	$(675)	$5,874	$6,552	$37	$(1,034)	$5,555
U.S. Government and agencies obligations (a)	9,689	81	—	9,770	5,074	92	—	5,166
Mortgage-backed securities (b)	105	3	—	108	73	2	—	75
Retained subordinated securities (c)	1,328	—	(450)	878	1,328	—	(584)	744
Equity securities (d)	200	401	—	601	200	344	—	544
Corporate debt securities	725	3	(33)	695	230	1	(13)	218
Foreign government bonds and obligations	82	1	(5)	78	84	1	(4)	81
Other (e)	201	—	(1)	200	143	—	—	143
Total	$18,835	$533	$(1,164)	$18,204	$13,684	$477	$(1,635)	$12,526

(a)          U.S. Government and agency obligations include U.S. Treasury securities and senior debentures issued by Government Sponsored Enterprises (Fannie Mae and Freddie Mac).  At March 31, 2009 and December 31, 2008, these amounts included $4.8 billion and $3.2 billion, respectively, of securities issued by Fannie Mae and Freddie Mac.

(b)         Represents the amount of mortgage-backed securities, all of which are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.

(c)          Consists of investments in retained subordinated securities from the Company’s securitization programs.

(d)         Represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).

(e)          Included in other are short-term money market and state tax exempt securities (estimated fair value totaling $185 million and $127 million at March 31, 2009 and December 31, 2008, respectively) and other securities, primarily mutual funds.

The Company reviews and evaluates investments at least quarterly, and more often as market conditions may require, to identify investments that have indications of other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, the Company considers several metrics when evaluating securities for other-than-temporary impairment, including the extent to which amortized cost exceeds fair value, the duration and size of that difference, and the issuers’ credit rating. For securities in an unrealized loss position, the Company has the ability and the intent to hold the securities for a time sufficient to recover the unrealized losses and expects that contractual principal and interest will be received on these securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value

The following is a description of the valuation techniques utilized by the Company to measure the fair value of its investment securities, including the general classification of such items pursuant to the fair value hierarchy. These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values.  The use of different techniques to determine the fair value of these types of investment securities could result in different estimates of fair value at the reporting date.

•          When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy.

•          When quoted prices in an active market are not available, the fair market values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs.  The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency.  The pricing services do not apply any adjustments to the pricing models used, nor does the Company apply any adjustments to prices received from the pricing services.  Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value. As of March 31, 2009, all of the Company’s investment securities are classified within Level 2 of the fair value hierarchy, except for the retained subordinated securities from the Company’s securitization programs which are classified within Level 3 of the fair value hierarchy, and are discussed in more detail in Note 6.

The Company has reaffirmed its understanding of the valuation techniques used by its pricing services. No adjustments were deemed necessary to the prices provided by the pricing services as a result of current market conditions.  In addition, the Company corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              Asset Securitizations

Off-Balance Sheet Securitizations

Servicing Portfolio

The Company periodically securitizes cardmember loans through the American Express Credit Account Master Trust (the Lending Trust). The following table illustrates the activity in the Lending Trust (including the securitized cardmember loans and seller’s interest) for the three months ended March 31:

(Millions)	2009	2008
Lending Trust assets, January 1	$41,579	$36,194
Cardmember activity, net	(4,542)	(2,272)
Lending Trust assets, March 31	$37,037	$33,922
Securitized cardmember loans, January 1	$28,955	$22,670
Impact of issuances	—	4,239
Impact of maturities	(1,500)	(2,020)
Securitized cardmember loans, March 31	$27,455	$24,889
Seller’s interest, January 1	$12,624	$13,524
Impact of issuances	—	(4,239)
Impact of maturities	1,500	2,020
Cardmember activity, net	(4,542)	(2,272)
Seller’s interest, March 31	$9,582	$9,033

The Company, through its subsidiaries, is required to maintain an undivided interest in the transferred cardmember loans (seller’s interest), which is equal to the balance of all cardmember loans transferred to the Lending Trust plus the associated accrued interest receivable (Lending Trust assets) less the investors’ portion of those assets (securitized cardmember loans).  Seller’s interest is reported as cardmember lending on the Company’s Consolidated Balance Sheets.  Any billed finance charges related to the investors’ portion of securitized cardmember loans are reported as other assets on the Company’s Consolidated Balance Sheets.  The seller’s interest is required to be maintained at a minimum level of 7 percent of the outstanding securities in the Lending Trust.  If the seller’s interest was reduced below the 7 percent level, the Company would be required to add additional cardmember loans to the Lending Trust.  As of March 31, 2009, the amount of seller’s interest was approximately 31 percent of the outstanding securities in the Lending Trust.

The Company retains servicing responsibilities for the transferred cardmember loans through its subsidiary, American Express Travel Related Services Company, Inc., (TRS) and earns a related fee.  No servicing asset or liability is recognized at the time of a securitization because the Company receives adequate compensation relative to current market servicing fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securitization Income

The following table summarizes the activity related to securitized loans reported in securitization income, net for the three months ended March 31:

(Millions)	2009	2008
Excess spread, net (a)	$2	$310
Servicing fees	139	127
Gains on sales from securitizations (b)	—	7
Securitization income, net	$141	$444

(a) Excess spread, net is the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses, and the changes in the fair value of the interest-only strip.

(b) Excludes $(93) million of credit provision impact from maturities for 2009, and $140 million and $(68) million of credit provision impact from cardmember loan sales and maturities for 2008.

At the time of a cardmember loan securitization, the Company records a gain (loss) on sale, which is calculated as the difference between the proceeds from the sale and the book basis of the cardmember loans sold.  The book basis is determined by allocating the carrying amount of the sold cardmember loans, net of applicable credit reserves, between the cardmember loans sold and the interests retained based on their relative fair values.  Such fair values are based on market prices at the date of transfer for the sold cardmember loans and on the estimated present value of future cash flows for retained interests.  Gains (Losses) on sale from securitizations are reported in securitization income, net in the Company’s Consolidated Statements of Income.  The income component resulting from the release of credit reserves upon sale is reported as a reduction of provisions for losses from cardmember lending.

Retained Interests in Securitized Assets and Fair Value Measurement

The Company retains subordinated interests in the securitized cardmember loans.  These interests include one or more A-rated and BBB-rated investments in tranches of the securitization (subordinated securities) and an interest-only strip.  The following table presents retained interests at March 31, 2009 and December 31, 2008:

(Millions)	2009	2008
Subordinated securities (a)	$878	$744
Interest-only strip (b)	—	32
Total retained interests	$878	$776

(a) The subordinated securities are accounted for at fair value as available-for-sale investment securities and are reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive (loss) income.

(b) The interest-only strip is accounted for at fair value and is reported in other assets on the Company’s Consolidated Balance Sheets with changes in fair value recorded in securitization income, net in the Company’s Consolidated Statements of Income.

The Company determines the fair value of its retained subordinated securities using discounted cash flow models.  The discount rate used is based on an interest rate curve that is observable in the marketplace plus an unobservable credit spread commensurate with the risk of these securities and similar financial instruments.  The Company classifies such securities in Level 3 of the fair value hierarchy because the applicable credit spreads are not observable due to the illiquidity in the market with respect to these securities and similar financial instruments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair value of the interest-only strip is the present value of estimated future positive excess spread expected to be generated by the securitized loans over the estimated remaining life of those loans.  Management utilizes certain estimates and assumptions to determine the fair value of the interest-only strip asset, including estimates for finance charge yield, credit losses, LIBOR (which determines future certificate interest costs), monthly payment rate and discount rate.  On a quarterly basis, the Company compares the assumptions it uses in calculating the fair value of its interest-only strip to observable market data when available, and to historical trends.  The interest-only strip is classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

The following table presents the changes in fair value of the Company’s retained subordinated securities and its interest-only strip during the three months ended March 31, 2009:

(Millions)	Investments— Retained Subordinated Securities		Other Assets- Interest- Only Strip
Beginning fair value	$744		$32
Decreases in securitized loans	—		(17	)(b)
Total realized and unrealized gains (losses)	134	(a)	(15	)(b)
Ending fair value	$878		$—

(a) Included in accumulated other comprehensive (loss) income.

(b) Included in securitization income, net.

Changes in the estimates and assumptions used may have a significant impact on the Company’s valuation of the retained interests.  As a result of adverse changes in certain of these assumptions, the fair value of the interest-only asset had been reduced from $32 million at December 31, 2008 to nil at March 31, 2009.  The primary drivers to this decline in value are an increase in credit losses and a reduction in the finance charge yield net of certificate interest costs.

The key assumptions and the sensitivity of the current year’s fair value of the retained subordinated securities to immediate 10 percent and 20 percent adverse changes in these key assumptions are as follows:

Retained Subordinated Securities

(Millions, except rates per annum)	Assumptions	Impact on fair value of 10% adverse change	Impact on fair value of 20% adverse change
Discount rate	19.5% - 25.9%	$(44.1)	$(84.3)
LIBOR	2.1% - 2.9%	$(6.3)	$(12.5)

This sensitivity analysis does not represent management’s expectations of adverse changes in these assumptions but is provided as a hypothetical scenario to assess the sensitivity of the fair value of the retained subordinated interests to changes in key inputs.  Management cannot extrapolate changes in fair value based on a 10 percent or 20 percent change in all key assumptions simultaneously in part because the relationship of the change in one assumption on the fair value of the retained interest is calculated independently from any change in another assumption.  Changes in one factor may cause changes in another, which could magnify or offset the sensitivities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Disclosures

The table below summarizes cash flows received from the Lending Trust at March 31, 2009 and 2008:

(Millions)	2009	2008
Proceeds from new securitizations during the period	$—	$3,721
Proceeds from collections reinvested in revolving cardmember securitizations	$19,133	$18,469
Servicing fees received	$139	$127
Excess spread received, including issuer rate collections	$452	$684

The following table presents quantitative information about delinquencies, net credit losses, and components of securitized cardmember loans on a trust basis at March 31, 2009 and 2008:

(Billions)	Total Principal Amount of Loans	Amount of Loans 30 Days or More Past Due	Net Credit Write-offs During the Year
2009
Cardmember loans managed(a)	$64.2	$3.2	$1.6
Less: Cardmember loans securitized	27.5	1.4	0.7
Cardmember loans on-balance sheet	$36.7	$1.8	$0.9

2008
Cardmember loans managed(a)	$74.3	$2.4	$1.0
Less: Cardmember loans securitized	24.9	0.8	0.3
Cardmember loans on-balance sheet	$49.4	$1.6	$0.7

(a)          Excludes subordinated accrued interest receivable classified in other assets of $821 million and $717 million for the periods ended March 31, 2009 and 2008, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

On-Balance Sheet Securitizations

The Company’s securitizations of cardmember receivables are accounted for as secured borrowings, rather than as qualifying sales, because the receivables are transferred to a non-qualifying special purpose entity, the American Express Issuance Trust (the Charge Trust). The Charge Trust is considered a variable interest entity and is consolidated by American Express Receivables Financing Corporation V, LLC, its primary beneficiary, which is in turn consolidated by the Company.

The cardmember receivables securitized through this entity are not accounted for as sold and continue to be reported as owned assets on the Company’s Consolidated Balance Sheets.  The related securities issued to third-party investors are reported as long-term debt on the Company’s Consolidated Balance Sheets.  The Company, through its subsidiaries, is required to maintain an undivided, pro rata interest in the transferred cardmember receivables (seller’s interest) at a minimum level of 15 percent of the total receivables in the Charge Trust.  If the seller’s interest was reduced below the 15 percent level, the Company would be required to add additional cardmember receivables to the Charge Trust.  As of March 31, 2009, the amount of seller’s interest was approximately 23 percent of the total receivables in the Charge Trust.

The following table summarizes the total assets and liabilities held by the Charge Trust at March 31, 2009 and December 31, 2008:

(Billions)	2009	2008
Assets	$7.0	$7.8
Liabilities	$5.0	$5.0

These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions.  For these assets, the carrying values approximate fair value because these are short-term in duration.  The long-term debt is payable only out of collections on the underlying securitized assets.  The fair value of these liabilities was $4.7 billion and $4.4 billion at March 31, 2009 and December 31, 2008, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lending Trust and Charge Trust Triggers

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates.

The following table below presents key metrics reported by each trust at March 31, 2009:

	Lending Trust		Charge Trust
Total trust excess spread rate, net — three months average	6.44	%(a)	26.70	%(b)

Floating rate series excess spread rate, net — three months average	6.67	%(c)	27.35	%(c)

Fixed rate series excess spread rate, net — three months average	3.04	%(c)	24.18	%(c)

(a)          Total Trust Excess Spread Rate, net in the Lending Trust is the sum of the net cash flows of the (i) excess spread, net and (ii) issuer rate, as a percentage of the outstanding investors’ certificates.  Excess spread, net is the net cash flows from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investors’ certificates, credit losses, contractual servicing fees and other expenses.  The deductions may be a greater amount than the collections, resulting in negative spread losses.  Excess spread, net is reported by the Company in securitization income, net in the Consolidated Statements of Income.  See above for the disclosure of excess spread, net.  Issuer rate collections are a portion of monthly discount revenue that is earned and collected by the Company on new transactions by cardmembers that have their loans sold into the Lending Trust.  These cash flows are available to pay monthly Lending Trust expense.  The issuer rate is reported in discount revenue in the Company’s Consolidated Statements of Income.

(b)         Total Trust Excess Spread Rate, net in the Charge Trust is the net cash flows from the discounted portion of principal collections allocated to the investors’ interests after deducting the interest paid on investors’ notes, credit losses, contractual servicing fees and other expenses, as a percentage of the outstanding investors’ notes.

(c)          Rates are calculated based on a 30/360 annualization factor.

In the event the excess spread, net in the Lending Trust becomes negative, and the issuer rate collections are utilized to pay Lending Trust expenses, this would be reflected as an expense in securitization income, net in the Company’s Consolidated Statements of Income and as a reduction of the Total Excess Spread Rate, net.

In the event the excess spread rate, net for a given fixed or floating rate series is reduced below certain levels for either the Lending Trust or the Charge Trust, certain triggering events occur, including:

•                  If the three-month average excess spread rate, net for a given fixed or floating rate series falls below five percent or four percent for the Lending Trust and Charge Trust, respectively, the affected Trust is required to fund a cash reserve account (from cash that would normally revert back to the Company through its subsidiaries) in increasing amounts from $6 million up to a maximum of approximately $1.9 billion for the Lending Trust and from $52 million up to maximum $207 million for the Charge Trust, depending on the fixed or floating rate series Total Trust Excess Spread Rate, net.  During 2009, for certain fixed rate series within the Lending Trust, a cash reserve account was required to be funded in the amount of $39 million, of which a partial funding in the amount of $5.7 million was recorded in other receivables on the Company’s Consolidated Balance Sheets.  The Company has rights to this cash, and it will only be used if this cash is required to help pay off any outstanding principal or interest at maturity or in the event of an early amortization (see below). These fixed rate series, referred to above, will mature in May of 2009 and June of 2011, and it is expected that the cash in the cash reserve account will revert back to the Company upon maturity.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  If the three-month average excess spread rate, net for a given fixed or floating rate series for either Trust falls below zero percent, an early amortization of the affected Trust will occur.  The applicable cash reserve account (see above) for each Trust is available to the investors if the collections from the securitized loans and receivables are insufficient to pay the principal balance of the investors’ notes and certificates.

•                  In the event of an early amortization of the Lending Trust, the lending receivable assets and investor certificates issued by the Lending Trust would revert to the Company’s balance sheet and the investor certificates would be required to be repaid over an approximate four month period, based on the estimated average life of the securitized loans.  Although the repayment of the investor certificates is non-recourse to the Company, the Company would need an alternate source of funding for the lending receivables assets that, as a consequence of the early amortization, would revert to the Company’s balance sheet, as well as for lending receivables assets that would be generated in the future from the accounts that are the source of the reverted receivables.

•                  In the event of an early amortization of the Charge Trust, the underlying investor notes issued by the Charge Trust are required to be repaid over an approximate one month period, based on the estimated average life of the securitized receivables.

7.     Comprehensive Income

The components of comprehensive income, net of related tax, were as follows:

	Three Months Ended March 31,
(Millions)	2009	2008
Net income	$437	$991
Other comprehensive income gains (losses):
Net unrealized securities gains (losses)	332	(120)
Net unrealized derivative gains (losses)	19	(105)
Foreign currency translation adjustments	(19)	(1)
Net unrealized pension and other postretirement benefit costs	21	7
Total	$790	$772

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.     Customer Deposits

At March 31, 2009 and December 31, 2008, customer deposits were split between interest-bearing and non-interest-bearing deposits as follows:

(Millions)	2009	2008
U.S. offices:
Interest-bearing	$17,246	$14,377
Non-interest-bearing	23	23
Non-U.S. offices:
Interest-bearing	820	1,072
Non-interest-bearing	12	14
Total customer deposits	$18,101	$15,486

The customer deposits are aggregated by deposit type offered by the Company at March 31, 2009 and December 31, 2008, as follows:

(Millions)	2009	2008
Retail:
Cash sweep accounts	$7,497	$7,123
CDs	9,250	6,232
Institutional	325	837
Other	1,029	1,294
Total customer deposits	$18,101	$15,486

At March 31, 2009 and December 31, 2008 time deposits, included in interest-bearing deposits above, in denominations of $100,000 or more were as follows:

(Millions)	2009	2008
U.S.	$358	$894
Non-U.S.	18	153
Total	$376	$1,047

The scheduled maturities of all time deposits, included in interest-bearing deposits above, at March 31, 2009, are as follows:

(Millions)	U.S.	Non-U.S.	Total
2009	$4,067	$541	$4,608
2010	1,929	—	1,929
2011	1,478	—	1,478
2012	708	—	708
2013	986	—	986
After 5 years	445	—	445
Total	$9,613	$541	$10,154

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations.  The tax years under examination and open for examination vary by jurisdiction.  In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002.  However, these years continue to remain open as a consequence of certain issues under appeal. The Company is currently under examination by the IRS for the years 2003 and 2004.

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

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $436 million principally as a result of potential resolutions through settlements of prior years’ tax items with various taxing authorities.  The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $436 million of unrecognized tax benefits, approximately $350 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining amount of $86 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended March 31, 2009 (a)	Three Months Ended March 31, 2008 (a)
Effective tax rate	19%	29%

(a) Each of the periods reflects recurring, permanent tax benefits. However, the lower tax rate for the first quarter of 2009 reflects the larger impact of the benefits on a decreased level of pretax income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  Preferred Shares and Warrants

Capital Purchase Program

On January 9, 2009, under the United States Department of the Treasury (Treasury Department) Capital Purchase Program (CPP), the Company issued to the Treasury Department for aggregate proceeds of $3.39 billion: (1) 3.39 million shares of Fixed Rate Cumulative Perpetual Preferred Shares, Series A, and (2) a ten-year Warrant for the Treasury Department to purchase up to 24 million common shares at an exercise price of $20.95 per share.  The Series A Preferred Stock has a liquidation preference of $1,000 per share, $1.66 2/3 par value, and pays cumulative quarterly dividends at a rate of 5 percent per year for the first five years and thereafter at a rate of 9 percent per year.  The Warrant, which is generally exercisable upon its issuance, provides for the adjustment of the exercise price and the number of common shares underlying the warrant subject to certain dilutive events.

Upon issuance, $3.16 billion was allocated to the Series A Preferred Stock, and $232 million was allocated to the Warrants based on their relative fair values at the date of issuance.  The $3.16 billion initial value of the Series A Preferred Stock will be accreted to the liquidation value of $3.39 billion over five years as a charge to retained earnings.  The amount charged to retained earnings will be deducted from the numerator in calculating basic and diluted earnings per share along with the stated dividends during the related reporting period (see Note 11).

The Company may repurchase the Series A Preferred Stock at the liquidation amount plus accrued and unpaid dividends subject to permission granted by the Treasury Department and the Company’s Banking regulator.  The Treasury Department has also established a process for the repurchase of the Warrants in the event that the Series A Preferred Stock is repurchased. Under the CPP requirements, the Company has restrictions on (1) common share dividend payments of not more than $0.18 per share and subject to the timely payment of Series A Preferred Share dividends, (2) common share repurchases other than in connection with benefit plans or in other limited circumstances, and (3) certain executive compensation.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period.  Diluted EPS is basic EPS adjusted for the dilutive effect of non-participating share awards and other financial instruments that may be converted into common shares.  The following table presents computations of basic and diluted EPS:

	Three Months Ended March 31,
(Millions, except per share amounts)	2009	2008
Numerator:
Basic and diluted:
Income from continuing operations	$443	$1,044
Preferred shares dividends (a)	(61)	—
Preferred shares accretion	(11)	—
Earnings allocated to participating share awards	(4)	(6)
Income from continuing operations attributable to common shareholders	367	1,038
Loss from discontinued operations	(6)	(53)
Net income attributable to common shareholders	$361	$985
Denominator:
Basic: weighted-average common stock	1,156	1,153
Add: weighted-average stock options	—	10
Diluted	1,156	1,163

Basic Earnings Per Common Share (b):
Income from continuing operations attributable to common shareholders	$0.32	$0.90
Loss from discontinued operations	(0.01)	(0.05)
Net income attributable to common shareholders	$0.31	$0.85

Diluted Earnings Per Common Share (b):
Income from continuing operations attributable to common shareholders	$0.32	$0.89
Loss from discontinued operations	(0.01)	(0.04)
Net income attributable to common shareholders	$0.31	$0.85

(a)          Includes dividends paid for the period January 9, 2009 through February 15, 2009 of $17 million, as well as dividends declared, but not yet paid, for the period February 16, 2009 through May 15, 2009 of $44 million. The dividends declared in advance will be paid in the second quarter of 2009.

(b)         Basic and diluted EPS for the three months ended March 31, 2008, was reduced by $.01 from amounts previously reported, as a result of the adoption of FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Shared-Based Payment Transactions are Participating Securities” (FSP EITF 03-6-1), which was retroactively applied.

For the three months ended March 31, 2009 and 2008, the dilutive effect of unexercised stock options excluded 87 million and 21 million options, respectively, and 24 million warrants for the three months ended March 31, 2009, from the computation of EPS because inclusion of the options and warrants would have been anti-dilutive.  See Notes 10 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  Details of Certain Consolidated Statements of Income Lines

As a result of becoming a bank holding company, the Company has made certain additional required disclosures for certain items representing 1 percent or more of the aggregate of total interest income and total non-interest revenues.

The following is a detail of other commissions and fees for the quarters ended March 31:

(Millions)	2009	2008
Delinquency fees	$209	$333
Foreign currency conversion revenue	143	193
Other	101	96
Total other commissions and fees	$453	$622

The following is a detail of other revenues for the quarters ended March 31:

(Millions)	2009	2008
Insurance premiums	$77	$82
Other	373	378
Total other revenues	$450	$460

The following is a detail of marketing, promotions, rewards and cardmember services for the quarters ended March 31:

(Millions)	2009	2008
Marketing and promotion	$345	$594
Cardmember rewards	846	1,040
Cardmember services	111	122
Total marketing, promotion, rewards and cardmember services	$1,302	$1,756

The following is a detail of other, net expenses for the quarters ended March 31:

(Millions)	2009	2008
Occupancy and equipment	$358	$375
Communications	104	115
MasterCard and Visa settlements	(208)	(70)
Other	251	372
Total other, net expense	$505	$792

13.  Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS).  The following table presents certain operating segment information:

	Three Months Ended March 31,
(Millions)	2009	2008
Total non-interest revenues:
USCS	$2,346	$3,023
ICS	772	937
GCS	981	1,235
GNMS	813	942
Corporate & Other, including adjustments and eliminations	95	132
Total	$5,007	$6,269

Interest income:
USCS	$946	$1,308
ICS	400	510
GCS	21	46
GNMS	1	1
Corporate & Other, including adjustments and eliminations	106	77
Total	$1,474	$1,942

Interest expense:
USCS	$218	$609
ICS	149	252
GCS	58	137
GNMS	(22)	(60)
Corporate & Other, including adjustments and eliminations	152	33
Total	$555	$971

Total revenues net of interest expense:
USCS	$3,074	$3,722
ICS	1,023	1,195
GCS	944	1,144
GNMS	836	1,003
Corporate & Other, including adjustments and eliminations	49	176
Total	$5,926	$7,240

Income (Loss) from continuing operations:
USCS	$(25)	$523
ICS	39	133
GCS	86	151
GNMS	237	223
Corporate & Other	106	14
Total	$443	$1,044

The Company has changed the manner with which it assesses the performance of its reportable operating segments to exclude the impact of its excess liquidity funding levels.  Accordingly, beginning in the first quarter of 2009, the debt and cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread are no longer included within the reportable operating segment results (primarily USCS and GCS segments) and are reported in the Corporate & Other segment.  The segment results for prior quarters have not been revised for this change. The following table shows the impact of the change in the segment results for the first quarter of 2009:

(Millions)	USCS	GCS	ICS	Corporate & Other	Total
Income (Loss) from continuing operations (a)	$27.1	$14.9	$0.2	$(42.2)	$—

(a)          The impact on reportable operating segment debt and asset balances for this change was a decrease to USCS and GCS of $18.4 billion and $10.2 billion, respectively, and an increase to Corporate & Other of $28.6 billion.

14.  Derivatives and Hedging Activities

The Company uses derivative financial instruments to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in interest rates, foreign exchange rates or equity market prices. The Company’s market risk exposures primarily arise through:

•              Interest rate risk within its proprietary card-issuing businesses; and

•              Foreign exchange risk within its international operations.

General principles and the overall framework for managing market risk across the Company are defined in the Market Risk Policy approved by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, chaired by the Chief Market Risk Officer of the Company. Within each business, market risk exposures are monitored and managed by various asset/liability committees, guided by Board-approved policies covering derivative financial instruments, funding and investments. The Company does not engage in derivative financial instruments for trading purposes.

Derivative financial instruments derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments can increase, reduce or otherwise alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk and related asset/liability management strategy and processes. The Company uses derivatives to manage these exposures that arise within its business operations, but does not engage in derivative financial instruments for trading purposes.

For the Company’s charge card and fixed-rate lending products, interest rate exposure is managed by shifting the mix of funding toward fixed-rate debt and by using derivative instruments, with an emphasis on interest rate swaps, which effectively fix interest expense for the length of the swap. For the majority of its cardmember loans, which earn a floating-rate of interest, interest rate exposure is managed by shifting the mix of funding toward floating-rate debt by using interest rate swaps to convert the fixed rate funding into floating rate funding for the length of the swap. The Company may change the amount hedged and the hedge percentage may change based on changes in business volumes and mix, among other factors. The Company regularly reviews its strategy and may modify it.

Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency denominated balance sheet exposures, translation exposure of foreign operations, and foreign currency earnings in international units. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivative financial instruments such as foreign exchange forwards, options, and cross-currency swap contracts, which can help “lock in” the value of the Company’s exposure to specific currencies.

Fair Value Measurements

The fair value of the Company’s derivatives is estimated by using pricing models that do not contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets.  The valuation models used by the Company are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value derivatives is not indicative of the credit quality of the Company or its counterparties.  The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure.

The Company manages derivative counterparty credit risk by considering the current exposure, which is the placement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index.  To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade.  Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s Enterprise-wide Risk Management Committee guidelines and procedures and determines the risk mitigation actions, when necessary.  Additionally, the Company may, on occasion, enter into master netting agreements.

As of March 31, 2009 and December 31, 2008, the credit and nonperformance risks associated with the Company’s derivative counterparties were not significant.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at March 31, 2009 and December 31, 2008:

Location	Other assets		Other liabilities
	Fair Value (a)		Fair Value (a)
(Millions)	March 2009	December 2008	March 2009	December 2008
Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges	$1,055	$1,072	$—	$—
Cash flow hedges	—	—	98	125
Foreign exchange contracts
Net investment hedges	99	535	233	165
Total derivatives designated as hedging instruments	$1,154	$1,607	$331	$290
Derivatives not designated as hedging instruments
Interest rate contracts	$7	$9	$14	$20
Foreign exchange contracts	152	166	138	173
Total derivatives not designated as hedging instruments	159	175	152	193
Total derivatives (b)	$1,313	$1,782	$483	$483

(a)                     The fair values of the Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.

(b)                    Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty.  At March 31, 2009 and December 31, 2008, $39 million of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating rate at the time of issuance. As of March 31, 2009, the Company hedged $12.4 billion of its fixed-rate debt to float rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship, which is not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swaps without causing an off-setting impact in the value of the hedged debt. The ineffective net gains (losses), net of tax on fair value hedges amounted to approximately $43 million and nil for the quarter ended March 31, 2009 and 2008, respectively.

The following tables summarize the impact of fair value hedges on the consolidated financial statements for the quarters ended March 31:

	Statement of Income
	Derivative contract gain (loss)			Hedged item gain (loss)
(Millions)		Amount recognized, net of tax			Amount recognized, net of tax
Derivative relationship	Location	2009	2008	Location	2009	2008
Fair value hedges:
Interest rate contracts	Other expenses, net	$(11)	$82	Other expenses, net	$54	$(82)

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to a fixed rate debt for the duration of the swap. As of March 31, 2009, the Company hedged $3.8 billion of its floating rate debt to fixed rate debt using interest rate swaps.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive (loss) income and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss, as determined by the accounting requirements, is reported as a component of other expense, net.

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $67 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income to earnings during the next 12 months.

Currently, the longest period of time over which the Company is hedging exposure to variability in future cash flows for forecasted transactions is approximately one year, which is related to certificates of deposit.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company designates foreign currency derivatives, primarily forward agreements, as hedges of net investments in certain foreign operations.  These derivatives reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries.

For derivative financial instruments that qualify as net investment hedges, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other, net expense during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the consolidated financial statements for the quarters ended March 31:

	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax
(Millions)	Recognized in other comprehensive income		Location reclassified into	Amount reclassified into Income			Amount
Derivative relationship	2009	2008	Income	2009	2008	Location	2009	2008

Cash flow hedges:
Interest rate contracts	$(12)	$(134)	Interest expense	$(29)	$(29)	Other expenses, net	$(2)	$—
Net investment hedges:
Foreign exchange contracts	88	(167)	Other expenses, net	—	—	Other expenses, net	—	—

Derivatives Not Designated as Hedges

The Company has derivatives that act as economic hedges and are not designated for hedge accounting treatment.  Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily forward contracts, foreign currency options, and cross-currency swaps.  These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

For derivative financial instruments that are not designated as hedges, changes in fair value are reported in current period earnings.

The following table summarizes the impact of derivatives not designated as hedges on the consolidated financial statements for the quarters ended March 31:

(Millions)	Income Statement classification of gain (loss)	Amount recognized, net of tax
Derivative relationship	on derivatives not designated as hedges	2009	2008
Derivatives not designated as hedges
Interest rate contracts	Other expense, net	$(1)	$(4)
Foreign exchange contracts	Interest and dividends on investment securities	1	—
	Interest expense on short-term borrowings	1	—
	Other expense, net	2	38
Total		$3	$34

15.      Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business that are within the scope of FASB Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45).

In relation to its maximum amount of undiscounted payments as seen below, to date the Company has not experienced any significant losses related to its FIN 45 guarantees.  The Company’s initial recognition of guarantees within the scope of FIN 45 is at fair market value, which has been determined in accordance with the fair value measurement provisions of SFAS No. 157.

The following table provides information related to such guarantees at March 31, 2009 and December 31, 2008:

	Maximum amount of undiscounted future payments(a) (Billions)		Amount of related liability(b) (Millions)
Type of Guarantee	March 31, 2009	December 31, 2008	March 31, 2009	December 31, 2008
Card and travel operations (c)	$68	$69	$99	$99
Other (d)	1	1	95	93
Total	$69	$70	$194	$192

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

(c)

Includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers. The Company generally has no collateral or other recourse provisions related to these guarantees.

(d)	Other primarily includes guarantees related to the Company’s business dispositions, real estate and various tax items.

16.      Restructuring Charges

At March 31, 2009, the restructuring reserve balance was $324 million.  The activity during the quarter included payments of $95 million and net reversals of previously accrued amounts due to revisions of estimates of $(5) million.

Restructuring charges and reversals are comprised of severance obligations and other exit costs. The charges and any subsequent adjustments related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while other exit costs are included in occupancy and equipment, professional services, and other net expenses.

The following table summarizes the Company’s restructuring reserves activity for the three months ended March 31, 2009:

(Millions)	Severance (a)	Other (b)	Total
Liability balance at December 31, 2008	$365	$62	$427
Restructuring charges, net of $12 in reversals (c)	(4)	(1)	(5)
Payments	(70)	(25)	(95)
Other non-cash (d)	(3)	—	(3)
Liability balance at March 31, 2009 (e)	$288	$36	$324

(a)	Accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

(b)	Other primarily includes facility exit and contract termination costs.

(c)

Reversals of $12 million ($1 million in USCS, $2 million in ICS, $1 million in GCS, $3 million in GNMS, and $5 million in Corporate & Other), primarily relate to higher employee redeployments to other positions within the Company.

(d)	Consists primarily of foreign exchange impacts.

(e)

The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2009, with the exception of certain smaller amounts related to contractual long-term severance arrangements which are expected to be completed in 2011, and certain lease obligations which will continue until their expiration in 2018.

The following table summarizes the Company’s restructuring charges, net of reversals, by reportable segment for the three months ended March 31, 2009, and the cumulative amounts relating to the restructuring programs that were in progress during 2009 and initiated at various dates between 2006 and 2009.

	2009	Cumulative Restructuring Expense Incurred To Date On In- Progress Restructuring Programs
(Millions)	Total Restructuring Charges net of reversals	Severance	Other	Total
USCS	$—	$53	$5	$58
ICS	—	79	3	82
GCS	2	144	17	161
GNMS	(3)	34	1	35
Corporate & Other	(4)	114	46	160	(a)
Total	$(5)	$424	$72	$496	(b)

(a)

The Corporate & Other segment includes certain fourth quarter 2008 severance and other charges of $133 million related to Company-wide support functions which were not allocated to the Company’s operating segments, as this was a corporate initiative and is consistent with how such charges were reported internally.

(b)

As of March 31, 2009, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

17.  Contingencies

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company), a bank holding company, is a leading global payments and travel company.  The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s businesses are organized into two customer-focused groups, the Global Consumer Group and the Global Business-to-Business Group.  The Global Consumer Group’s range of products and services include charge and credit card products for consumers and small businesses worldwide primarily through its U.S. bank subsidiaries and affiliates; consumer travel services; and stored value products such as Travelers Cheques and prepaid products.  The Global Business-to-Business Group offers business travel, corporate cards and other expense management products and services; network services for the Company’s network partners; and merchant acquisition and merchant processing, point-of-sale, servicing and settlement and marketing products and services for merchants.  The Company’s various products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

The Company’s products and services generate the following types of revenue for the Company:

•                 Discount revenue, which is the Company’s largest revenue source, represents fees charged to merchants when cardmembers use their cards to purchase goods and services on the Company’s network;

•                 Net card fees, which represent revenue earned for annual charge card memberships;

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

•                 Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ (GNS) partners including royalties and signing fees, publishing revenues, and other miscellaneous revenue and fees; and

•                 Interest and fees on loans, which represents interest income earned on outstanding balances, card fees and balance transfer fees related to the cardmember lending portfolio.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

Historically, the Company has sought to achieve a number of financial targets, on average and over time:

•                 Total revenues net of interest expense growth of at least 8 percent;

•                 Earnings per share growth of 12 to 15 percent;

•                 Return on average equity (ROE) of 33 to 36 percent.

In addition, assuming achievement of such financial targets, the Company has sought to return at least 65 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.

The Company met or exceeded these targets for most of the past decade. However, during 2008 and the first quarter of 2009, its performance fell short of the targets as economic and market conditions deteriorated in many parts of the world.  As long as these difficult conditions persist, it is unlikely that the Company will achieve its on average and over time financial objectives.  The share repurchase program was suspended in

2008 and, as a result, the portion of capital generated that is returned to shareholders is likely to be significantly below recent levels.

When economic conditions improve, the Company believes it will be positioned, over the long term, to generate revenue and earnings growth in line with its historical target levels.  However, the receipt of $3.39 billion from the Capital Purchase Program (CPP), as discussed below, along with evolving market, regulatory and rating agency expectations will likely cause the Company to maintain a higher level of capital in future years.  The Company’s participation in the CPP requires it to suspend its share repurchase program, except related to its benefit plans and in other limited circumstances, and not increase its dividends until the redemption of the CPP investment. Even after the anticipated redemption of the CPP investment, a capital base greater than the Company has maintained over the last several years will lead, all other things being equal, to lower future ROE.  While the Company is not establishing a new target at this time, it currently believes that it will ultimately be positioned to deliver an ROE in excess of 20 percent over time. As the capital markets environment evolves and economic conditions improve, management will have greater visibility into its capital requirements.  At that time, the Company will provide updated long-term ROE and capital distribution targets.

Certain reclassifications of prior year amounts have been made to conform to the current presentation. These reclassifications did not have an impact on the Company’s results of operations or cash flows.

During the fourth quarter of 2008, the Company became a bank holding company under the Bank Holding Company Act of 1956, and the Federal Reserve Board (Federal Reserve) became the Company’s primary federal regulator.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. See the “Forward-Looking Statements” section below.

Current Economic Environment/Outlook

Concerns over the availability and cost of credit generally, a historic decline in real estate values in the United States, rising unemployment, and the collapse of major financial institutions have contributed to a worsening global recession, increased volatility and reduced liquidity in the capital markets, and diminished expectations for the economy.  In addition, increasing stress in the worldwide financial markets has continued to erode consumer and business confidence levels.  Based on these trends, the Company expects consumer and business sentiment will likely deteriorate further and will translate into weaker economies around the globe and increased unemployment through 2009.

In the first quarter of 2009, the Company continued to experience slowing cardmember spending throughout all its businesses, as well as lower loan volumes.  The Company also experienced higher delinquencies and write-offs rates.  Higher write-off rates were due to both increased levels of dollar write-offs and lower lending balances.

Beyond the economy, all card issuers face increased regulation as policy makers around the world step up efforts to ensure fairness and transparency in the credit card industry.

To prepare for this more difficult environment, the Company has undertaken significant reengineering initiatives as described below, and intends to implement additional actions, including further staff reductions which are expected to result in the recognition of a restructuring charge in the second quarter.  The Company has also begun implementing a number of selective pricing increases in connection with certain of its products to help mitigate the Company’s increased costs to extend credit. Through a combination of cost reductions and revenue-building actions, the Company expects to increase its financial flexibility. The Company will continue to selectively and prudently invest in longer-term business-building actions and programs with the objective of capitalizing on its strong brand and competitive position in the payments industry.

As noted above, the Company remains cautious about the business environment through 2009 and believes economic conditions will deteriorate further. As a result, cardmember spending is expected to remain soft and write-offs are expected to continue to rise further in 2009.  Based on projected delinquency trends and anticipated declines in U.S. loan balances, the Company estimates that the U.S. lending write-off rate on a managed basis in the second quarter of 2009 will increase between 200 and 250 basis points compared to the first quarter.  The Company further expects such write-off rate in the third quarter to rise less than 50 basis points.  This write-off rate in the fourth quarter of 2009 is expected to be similar to the rate in the third quarter assuming the U.S. unemployment rate is 9.7 percent by December(1).  These expected write-off rates assume that actual dollars written off will rise in the second quarter but will remain relatively flat in the third and fourth quarters.  If credit performance continues to worsen with the estimated write-off rates increasing as described above, the Company will, as appropriate and in consideration of this and other factors, increase its U.S. lending reserve level during 2009.

In response to the adverse economic environment that existed during much of 2008, the Company took various actions in the latter part of 2008 that resulted in recording pretax reengineering charges of $449 million ($291 million after-tax) to reduce its cost structure. The reengineering plan included lowering staff levels and compensation expense and reducing operating costs and related investment spending.

The Company began the execution and implementation of these initiatives in the fourth quarter of 2008, primarily associated with severance and other costs related to the elimination of approximately 7,000 positions or approximately 10 percent of its total worldwide workforce. Actions taken under the reengineering plan are anticipated to generate benefits, from previously anticipated spending levels in 2009, of $700 million from staffing and compensation decisions, $125 million from lower operating costs, and $1.0 billion in reduced investment spending, for a total of approximately $1.8 billion.  The Company believes it is on track to realize the $1.8 billion of projected benefits over the course of 2009.

As previously announced on April 28, 2009, the Company sold a portion of its H shares in Industrial and Commercial Bank of China (ICBC) in a private sale resulting in a gain of approximately $210 million ($132 million after-tax) that will be recognized in the second quarter.  As noted above, the Company also expects to initiate additional reengineering efforts in the second quarter of 2009, including staff reductions, to help further reduce its operating costs. These actions are expected to result in the recognition of a restructuring charge for the quarter ending June 30, 2009. The estimated amount of this charge has not yet been determined.

Notwithstanding the challenging environment, the Company seeks to generate earnings in excess of its dividend payment. The Company’s objectives in this environment are maintaining liquidity and profitability and investing selectively for growth.

Discontinued Operations

American Express Bank Ltd. and American Express International Deposit Company

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB), to Standard Chartered PLC (Standard Chartered).  On February 29, 2008, the sale was completed.

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC) 18 months after the close of the AEB sale through a put/call agreement. In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation as it is the Company’s intention to exercise its AEIDC put option in the third quarter of 2009.

(1) The “managed basis” presentation includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans.  The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. The Company is not presenting estimates of owned net write-off rates comparable to the managed data above because the owned write-off rates are not determinable at this time.  The Company does not believe such estimated net write-off rates on an owned and managed basis would be materially different. For a further discussion of the Company’s owned and managed basis presentation, refer to the information set forth under U.S. Card Services in the section captioned “Differences Between GAAP and Managed Presentation”.

For the appropriate periods, the operating results, assets and liabilities, and cash flows of AEB (except for certain components of the AEB businesses that were not sold) and AEIDC have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements and notes related thereto.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of the Company’s discontinued operations.

American Express Company

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended
	March 31,
	2009	2008
Card billed business (a):
United States	$97.4	$114.6
Outside the United States	41.8	51.8
Total	$139.2	$166.4
Total cards-in-force (millions) (b):
United States	53.4	52.9
Outside the United States	38.2	35.1
Total	91.6	88.0
Basic cards-in-force (millions) (b):
United States	41.6	41.4
Outside the United States	33.3	30.2
Total	74.9	71.6

Average discount rate (c)	2.56%	2.57%
Average basic cardmember spending (dollars) (d)	$2,443	$2,984
Average fee per card (dollars) (d)	$34	$34
Average fee per card adjusted (dollars) (d)	$38	$39

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

(c)   This calculation is designed to approximate merchant pricing.  It represents the percentage of billed business (both proprietary and GNS) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.

(d)  Average basic cardmember spending and average fee per card are computed from proprietary card activities only.  Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force.  The card fees related to cardmember loans included in interest and fees on loans were $40 million and $36 million for the quarters ended March 31, 2009 and 2008, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans).  The amount of amortization excluded was $70 million and $77 million for the quarters ended March 31, 2009 and 2008, respectively.  The Company presents adjusted average fee per card because management believes that this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

Selected Statistical Information (continued)

 (Billions, except percentages and where indicated)

	Three Months Ended
	March 31,
	2009	2008
Worldwide cardmember receivables:
Total receivables	$30.3	$39.0
Loss reserves (millions):
Beginning balance	$810	$1,149
Provision	336	345
Net write-offs	(332)	(257)
Other	(4)	(16)
Ending balance	$810	$1,221
% of receivables	2.7%	3.1%
Net write-off rate — USCS	4.9%	3.6%
30 days past due as a % of total — USCS	3.7%	3.7%
Net loss ratio as a % of charge volume — ICS	0.35%	0.21%
90 days past due as a % of total — ICS	3.3%	2.2%
Net loss ratio as a % of charge volume — GCS	0.17%	0.12%
90 days past due as a % of total — GCS	2.4%	1.7%

Worldwide cardmember lending — owned basis (a):
Total loans	$36.7	$49.4
30 days past due loans as a % of total	4.9%	3.3%
Loss reserves (millions):
Beginning balance	$2,570	$1,831
Provision	1,401	776
Net write-offs — principal	(782)	(566)
Net write-offs — interest and fees	(155)	(127)
Other	(21)	5
Ending balance	$3,013	$1,919
% of loans	8.2%	3.9%
% of past due	168%	118%
Average loans	$39.0	$50.7
Net write-off rate	8.0%	4.5%
Net interest yield on cardmember loans (b)	10.7%	8.9%

Worldwide cardmember lending — managed basis (c):
Total loans	$65.0	$75.1
30 days past due loans as a % of total	5.0%	3.2%
Net write-offs-principal (millions)	$1,392	$820
Average loans	$67.9	$75.7
Net write-off rate	8.2%	4.3%
Net interest yield on cardmember loans (b)	10.9%	9.6%

(a) “Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.

(b) See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

 (c) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended March 31,
(Millions)	2009	2008
Owned Basis:
Net interest income	$919	$971
Average loans (billions)	$39.0	$50.7
Adjusted net interest income (a)	$1,033	$1,124
Adjusted average loans (billions) (b)	$39.1	$50.9
Net interest yield on cardmember loans (c)	10.7%	8.9%

Managed Basis (d):
Net interest income (e)	$1,722	$1,654
Average loans (billions)	$67.9	$75.7
Adjusted net interest income (f)	$1,835	$1,808
Adjusted average loans (billions) (g)	$68.0	$75.8
Net interest yield on cardmember loans (c)	10.9%	9.6%

(a)

Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.

(b)	Represents owned average loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.

(c)

Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses - cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

(d)

Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

(e)	Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.

(f)

Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.

(g)	Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended March 31, 2009 and 2008

The Company’s consolidated income from continuing operations for the three months ended March 31, 2009, decreased $601 million or 58 percent to $443 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.57 or 64 percent to $0.32.

The Company’s consolidated net income for the three months ended March 31, 2009 decreased $554 million or 56 percent from the year ago period to $437 million, and diluted EPS decreased $0.54 or 64 percent to $0.31.  Net income included a loss from discontinued operations of $6 million as compared to a $53 million loss from discontinued operations a year ago.  On a trailing 12-month basis, ROE was 16.3 percent, down from 35.9 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar.  The currency rate changes reduced the growth rates of revenues net of interest expense, total expenses, and provisions for losses, 4 percent, 5 percent, and 3 percent, respectively, for the three months ended March 31, 2009.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $5.9 billion, down $1.3 billion or 18 percent from $7.2 billion in the same period a year ago.  Total revenues net of interest expense decreased due to lower discount revenues, lower total interest income, reduced securitization income, net, lower other commissions and fees, reduced travel commissions and fees and lower other revenues, partially offset by lower total interest expense.

Discount revenue declined $652 million or 18 percent to $3.1 billion as a result of a 16 percent decrease in billed business.  The greater discount revenue versus billed business decline reflects the relatively faster growth in billed business related to GNS, where the Company shares discount revenue with card issuing partners.  The average discount rate was 2.56 percent and 2.57 percent for the three months ended March 31, 2009 and 2008, respectively.  As indicated in prior quarters, selective re-pricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were down 15 percent and 19 percent, respectively, primarily due to decreases in average spending per proprietary basic card.

The table below summarizes selected statistics for increases and decreases during the three months ended March 31, 2009:

	Percentage Increase/(Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	(16)%	(12)%
Proprietary billed business	(17)	(14)
GNS billed business (b)	(6)	8
Average spending per proprietary basic card	(18)	(14)
Basic cards-in-force	5
United States (a):
Billed business	(15)
Average spending per proprietary basic card	(16)
Basic cards-in-force	—
Proprietary consumer card billed business (c)	(16)
Proprietary small business billed business (c)	(13)
Proprietary Corporate Services billed business (d)	(19)
Outside the United States (a):
Billed business	(19)	(3)
Average spending per proprietary basic card	(24)	(8)
Basic cards-in-force	10
Proprietary consumer and small business billed business (e)	(21)	(5)
Proprietary Corporate Services billed business (d)	(30)	(15)

(a) Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.

(b) Included in the Global Network and Merchant Services segment.

(c) Included in the U.S. Card Services segment.

(d) Included in the Global Commercial Services segment.

(e) Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected growth in the low single-digits in Latin America and Asia Pacific, and declines in the single digits in Europe and Canada.

The increase in overall cards-in-force within both proprietary and GNS activities reflected continued strong card acquisitions as well as continued solid average customer retention levels, partially offset by the suppressing effect of credit-related actions.  In the U.S. and non-U.S. businesses there was a decline in total cards in force of 0.6 million and 0.2 million, respectively, during the three months ended March 31, 2009.

Travel commissions and fees decreased $129 million or 26 percent to $365 million reflecting a 35 percent decrease in worldwide travel sales.

Other commissions and fees decreased $169 million or 27 percent to $453 million primarily driven by lower fees related to reduced average owned loan balances and credit-related actions and decreased cardmember spending levels.

Securitization income, net decreased $303 million or 68 percent to $141 million primarily due to lower excess spread, net, driven by increased write-offs and a $32 million decrease in the fair market value of the interest-only strip, which was partially offset by lower interest expense due to lower rates paid on variable-rate investor certificates. Securitization income, net represents the non-credit provision components of the gains from securitization activities within the U.S. Card Services segment, fair value changes of the related interest-only strip and excess spread related to securitized loans and servicing income, net of related discounts or fees.

Other revenues decreased $10 million or 2 percent to $450 million, primarily reflecting lower publishing and other miscellaneous revenues partially offset by the CPS acquisition.

Interest income declined $468 million or 24 percent to $1.5 billion in 2009.  Interest and fees on loans decreased 23 percent, primarily reflecting lower average owned balances. Interest and dividends on investment securities decreased 17 percent primarily reflecting reduced investment yields which more than offset increased liquidity-related investment levels.  Interest on deposits with banks and others decreased 67 percent, primarily due to significantly lower yields.

Interest expense decreased $416 million or 43 percent to $555 million in 2009.  Interest on deposits decreased 43 percent, due to a lower cost of funds which more than offset increased balances.  Interest on short-term borrowings decreased 83 percent due to a decrease in short-term debt levels and a lower cost of funds.  Interest on long-term debt decreased 33 percent, primarily reflecting a lower cost of funds driven by reduced market rates on variably-priced debt, partially offset by an increased amount of average long-term debt outstanding.  Other interest decreased $2 million.

Provisions for Losses

Consolidated provisions for losses increased $592 million or 49 percent over last year to $1.8 billion, primarily due to the difficult credit environment, which led to increased write-off and delinquency rates.

Charge card provisions decreased $9 million or 3 percent to $336 million, due to lower business volume and receivable levels in the first quarter of 2009, which more than offset the impact of higher losses and past due receivables.

Cardmember lending provisions increased $605 million or 75 percent to $1.4 billion due to increased net write-offs and past due loan levels, which more than offset the benefits of lower average owned loan balances.  Cardmember lending loss reserves of $3.0 billion increased $443 million in the quarter, including the reestablishment of $93 million of reserves that were put back on balance sheet upon the paydown of debt in the off-balance sheet Lending Trust.

Expenses

Consolidated expenses were $3.6 billion, down $989 million or 22 percent from $4.6 billion for the same period in 2008.  The total expense decline reflected lower marketing and promotion expenses, decreased cardmember services and cardmember rewards expense, lower other, net expenses, and reduced salaries and employee benefits expense.

Marketing, promotion, rewards and cardmember services expenses decreased $454 million or 26 percent to $1.3 billion compared to a year ago, reflecting lower discretionary investment spending as part of the Company’s 2008 fourth quarter reengineering initiatives, and lower volume-driven rewards costs.

Salaries and employee benefits expenses decreased $217 million or 15 percent to $1.3 billion, reflecting the impact of lower employee levels due to the Company’s fourth quarter of 2008 reengineering activities and reduced incentive-related costs. Included in the three months ended March 31, 2009 and 2008, was $5 million ($3 million after-tax) of reengineering reversals and $10 million ($7 million after-tax) of reengineering costs, respectively.

Other, net expenses decreased $287 million or 36 percent to $505 million due to the 2009 first quarter settlement payment from MasterCard, a favorable impact of $63 million related to fair value hedge ineffectiveness, and lower travel and entertainment expenses as part of the Company’s ongoing reengineering initiatives.

Income Taxes

The effective tax rate was 19 percent and 29 percent for the three months ended March 31, 2009 and 2008, respectively. Each of the periods reflects recurring permanent tax benefits. However, the lower first quarter of 2009 tax rate reflects the larger impact of these benefits on a decreased level of pretax income.

Discontinued Operations

Loss from discontinued operations, net of tax, was $6 million and $53 million for the three months ended March 31, 2009 and 2008, respectively.  Loss from discontinued operations, net of tax, for the three months ended March 31, 2009 and 2008, primarily reflected losses from AEIDC of $7 million ($5 million after-tax) and $104 million ($68 million after-tax) respectively, for mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

Impact of Credit and Capital Market Environment

Global Consumer and Small Business Lending

In the first quarter of 2009 many economies around the globe continued to face challenging conditions. In the United States and many other countries, consumer confidence and the housing markets continued to weaken and unemployment continued to rise.  These factors adversely affected consumer credit and spending.  The slow down of consumer spending, the decline of credit card balances, as well as increased write-off amounts continued to negatively impact the Company’s reported credit metrics.

In the first quarter of 2009, the Company’s key lending credit metrics continued to deteriorate, with the USCS 30+ day delinquency rate rising from 4.7 percent in the fourth quarter of 2008 to 5.1 percent in the first quarter of 2009, and the write-off rate rising from 7.0 percent in the fourth quarter of 2008 to 8.5 percent in the first quarter of 2009.  The ICS 30+ day delinquency rate rose from 3.6 percent in the fourth quarter of 2008 to 4.2 percent in the first quarter of 2009, while its write-off rate rose from 5.1 percent in the fourth quarter of 2008 to 6.4 percent in the first quarter of 2009.  As a result, the Company added significantly to the USCS and ICS cardmember lending reserves for losses in the first quarter of 2009.

In managing risk, the Company’s objective is to preserve its profitability, but also protect, to the extent it can, the Company’s ongoing relationship with its cardmembers. With this in mind, the Company continues to take the following actions across its portfolios:

• focusing on areas of high risk, and canceling certain accounts;

• reducing some lines of credit;

• creating customer advocacy groups; and

• assisting cardmembers who are experiencing temporary financial difficulty.

The Company’s view as noted above is that economic conditions will deteriorate further in 2009. See the “Current Economic Environment/Outlook” section above for a further discussion related to the Company’s credit performance in 2009.

Capital Markets

In the latter part of 2008 and in 2009, the market for the Company’s unsecured term debt and asset securitizations, like that for virtually all financial institutions, has been effectively frozen, except in connection with the Company’s participation in certain programs sponsored by the federal government and certain of its departments and agencies.  These government programs have provided some stability to the capital markets and reduced dislocations in benchmark indices such as LIBOR.  However, if the unprecedented levels of volatility and disruptions reemerge or worsen, they could negatively impact the Company’s funding capabilities, liquidity position, and investment portfolios or derivative positions.

See “Funding” section below for a more detailed discussion of the Company’s funding strategies.

Investment Portfolios

The Company’s investment portfolios support specific business purposes. The most significant business purposes and the related investments used to support those business purposes are as follows:

Business Purpose	Primary Investments
Travelers Cheques	State and Municipal obligations Corporate debt obligations
Insurance	State and Municipal obligations
Liquidity

U.S. Government obligations
U.S. Government-sponsored-enterprises senior unsecured obligations
Corporate debt obligations issued under the TLGP which are guaranteed by the FDIC
(In addition, the Company considers cash items such as money market funds and short-term time deposits as part of its liquidity resources)

AEIDC — discontinued operations	Mortgage and other asset-backed securities

The Company’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure the cash and liquidity needs of the respective business purpose can be met without relying on the sale of investments prior to maturity. As a result, the Company generally holds its investments until their maturity. The Company nonetheless seeks to invest in portfolios of securities with sufficient liquidity that could be accessed prior to maturity should changes in cash needs occur.

All of the Company’s investments included in continuing operations are classified as available-for-sale. The Company reviews its investments at least quarterly or more often as market conditions may require to evaluate their fair values and to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairments for available-for-sale securities is a subjective process, requiring the use of various assumptions and application of judgment.

State and Municipal Obligations

Total gross unrealized losses related to state and municipal securities amounted to approximately $675 million and $1.0 billion at March 31, 2009 and December 31, 2008, respectively.

Unrealized losses on securities may be caused by changes in market interest rates, which include both benchmark interest rates such as Treasury rates and liquidity and credit spreads that apply across the entire market, and specific credit events associated with individual issuers. The magnitude of unrealized losses may also be influenced in part by temporary but sharp increases in the issuance or other supply of similar securities in the market as well as in part by the expected maturity of particular issues.  The Company believes it has the ability and intent to hold securities for a time sufficient to allow market conditions to stabilize and recover the unrealized losses. The Company expects that the contractual principal and interest will be received on these securities. Unrealized gains and losses on available-for-sale securities are included in accumulated other comprehensive (loss) income until disposition of the investments.

Approximately 62 percent of state and municipal investments owned by the Company are insured by financial guarantors that guarantee timely payment of interest and ultimate payment of principal on insured obligations.

At March 31, 2009 the state and municipal investments owned by the Company were rated as follows:

	Higher of Financial Guarantors’ and Underlying Issuers’ Ratings	Underlying Issuers’ Ratings without Regard to Guarantors
AAA	14%	14%
AA	44%	36%
A	33%	40%
BBB	9%	10%

To date, the Company has not realized any losses as a result of financial guarantors’ credit problems.

Government Sponsored Enterprises

At March 31, 2009, the Company owned approximately $4.8 billion of senior unsecured debentures issued by Government Sponsored Enterprises (GSEs): Fannie Mae, Freddie Mac, and Small Business Administration. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into conservatorship run by FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs. The total net unrealized gains on these securities were approximately $47 million at March 31, 2009.

Mortgage and Other Asset-Backed Securities

The Company’s exposure to mortgage and other asset-backed securities, excluding the investments in retained subordinated securities from the Company’s securitization programs ($878 million at March 31, 2009), increased to $302 million at March 31, 2009, from $288 million at December 31, 2008.  Of the $302 million in mortgage and other asset-backed securities, $194 million are used to support the AEIDC certificate business and are included in assets of discontinued operations. The increase in mortgage and asset-backed securities was primarily due to the purchase of approximately $38 million of MBS securities to support the Company’s U.S. Banking Subsidiaries support of the Community Reinvestment Act; the investments are all agency guaranteed mortgage-backed securities.

At March 31, 2009, the Company’s remaining asset-backed securities were rated as follows:

Rating	Percentage of Total
AAA	47%
AA	6%
A	1%
BBB	4%
BB	11%
Below BB	31%

During the first quarter of 2009, 32 of AEIDC’s mortgage and other asset-backed securities with an estimated fair value of approximately $135 million as of March 31, 2009 were downgraded. These downgrades did not have a material impact on the value of the securities. Subsequent to March 31, 2009, 25 of the 32 securities downgraded, with an estimated fair value of approximately $112 million as of March 31, 2009, have been sold at an amount that approximated their carrying value.

Of the $302 million in mortgage and other asset-backed securities, $108 million of mortgage-backed securities are classified as available-for-sale within continuing operations and are rated AAA. There were no gross unrealized losses at March 31, 2009, related to the asset-backed securities classified as available-for-sale.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. Recently, the Company became a bank holding company, thereby resulting in the Federal Reserve Board’s becoming the Company’s consolidated holding company supervisor. As such, the Company is subject to the Federal Reserve Board’s regulations and policies, including its regulatory capital requirements. The Company is in the process of taking various actions to facilitate its compliance with the Federal Reserve Board’s regulatory framework.  In addition, the extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for changes in the financial services industry, including significant additional regulation and the formation of potential “super regulators” that combine the scope and authority of various existing regulatory bodies. Regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries. Among other recent regulatory developments, in December 2008, federal bank regulators in the United States adopted amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers. The regulatory amendments, which become effective July 1, 2010, include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. The Company continues to assess the impact of the amendments on its business and operations and is evaluating offsetting actions to mitigate their impact. In the event any actions undertaken by the Company to offset the impact of the amendments are not effective, the amendments will likely have a material adverse effect on the Company’s results of operations. In addition, legislative initiatives similar to the amended UDAP rules have been proposed, some of which, if enacted, would become effective prior to July 2010, and the Obama Administration has indicated that it intends to work with Congress to enact legislation in this area.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (i.e., the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, a bill was introduced in Congress in early 2008 designed to give merchants antitrust immunity to negotiate interchange collectively with Visa and MasterCard. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks.

The FASB is considering whether to propose amendments that would significantly affect the accounting for off-balance sheet securitization activities, which could, if ultimately adopted, result in the Company having to consolidate approximately $27 billion of assets and liabilities of the American Express Credit Account Master Trust (the Lending Trust). This consolidation would also require the Company to reestablish loss reserves of approximately $2 billion, which would reduce the Company’s regulatory capital ratios at the bank holding company level. The consolidation of the Lending Trust would primarily impact the Company’s Centurion Bank and American Express Bank, FSB (FSB) bank subsidiaries. Any consolidation of the Lending Trust would increase Centurion Bank’s and FSB’s risk-weighted assets as well as the required capital on their respective balance sheets to satisfy regulatory capital requirements.

Consolidated Capital Resources and Liquidity

Capital Strategy

The Company’s objective is to retain sufficient levels of capital generated through earnings and other sources to maintain a solid equity capital base and to provide flexibility to satisfy future business growth. The Company believes capital allocated to growing businesses with a return on risk-adjusted equity in excess of its costs will generate shareholder value.

The level and composition of the Company’s equity capital are determined in large part by the Company’s internal assessment of its portfolios, consolidated rating agency and regulatory capital requirements, and are also influenced by subsidiary capital requirements for the consolidated entity, the business environment, and by conditions in the debt funding markets. The Company, as a bank holding company, is subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items.

The following table presents the risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries at March 31, 2009:

	Well- Capitalized Ratio	March 31, 2009 Actual
Risk-Based Capital
Tier 1	6.0%
American Express Company		14.8%
Centurion Bank		15.1%
FSB(a)		16.7%
Total	10.0%
American Express Company(b)		17.2%
Centurion Bank		16.6%
FSB(a)		18.0%
Tier 1 Leverage	5.0%
American Express Company		11.4%
Centurion Bank		12.7%
FSB(a)		13.2%

(a)   During the first quarter of 2009, the Company infused $500 million of additional capital into FSB.

(b)   During the first quarter, the Company determined that its outstanding subordinated debentures of $750 million due in 2036 qualify as Tier 2 capital.

The Company started calculating risk-based capital ratios and leverage ratio in the fourth quarter 2008. The methodology for calculating these ratios may be refined over time.

At March 31, 2009, the Company’s ratio of common shareholders’ equity and tangible common shareholders’ equity over risk-weighted assets was 13.4 percent and 10.1 percent, respectively. Common shareholders’ equity equals the Company’s shareholders’ equity of $15.8 billion at March 31, 2009 less preferred shares of $3.4 billion, and tangible common shareholders’ equity equals common shareholders’ equity less goodwill and intangibles of $3.0 billion. The Company believes that presenting the ratio of tangible common shareholders’ equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

As discussed in the Certain Legislative, Regulatory and Other Developments section above, FASB is considering a proposal to amend the accounting for off-balance sheet securitization activities beginning January 2010, which if adopted, could result in the Company having to consolidate the assets and liabilities of the Lending Trust and re-establish loss reserves for the trust’s loans. The Company’s ratio of tangible common shareholders’ equity over risk-weighted assets is estimated to be 7.3 percent(2) as of March 31, 2009 if the Lending Trust had been consolidated. In addition, pursuant to the Trust Agreement, the Company is evaluating certain permissible modifications to its off-balance sheet Lending Trust that would result in additional credit enhancements for the trust’s previously issued securities.  These modifications could result in all of the assets in the Lending Trust being included in risk-weighted assets for the calculation of bank regulatory capital ratios.

The Company seeks to maintain capital levels and ratios in excess of the minimum regulatory requirements; failure to maintain minimum capital levels could cause the respective regulatory agencies to take actions that could limit the Company’s business operations.

The Company’s primary source of equity capital has been through the generation of net income.  Historically, capital generated through net income and other sources such as employee benefit plans has exceeded the growth in its capital requirements. To the extent capital has exceeded business, regulatory, and rating agency requirements, the Company has returned excess capital to shareholders through its regular common dividend and the share repurchase program.

During the first quarter of 2009, the Company returned approximately 54 percent of total capital generated to shareholders in the form of $211 million in dividends. There were no share repurchases. The Company retained a substantial portion of capital generated to further strengthen its balance sheet profile due to the challenging operating environment.

U.S. Department of Treasury Capital Purchase Program

On January 9, 2009, the Company participated in the CPP by issuing to the Treasury Department 3,388,890 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Shares, Series A. The Series A Preferred Shares were issued with a ten-year warrant (Warrant) for the Treasury Department to purchase up to 24,264,129 of the Company’s common shares at an initial per share exercise price of $20.95 per share. The aggregate gross proceeds received by the Company on January 9, 2009, for the Series A Preferred Shares and Warrant totaled $3.39 billion.  That amount is included in Tier 1 capital and the related regulatory capital ratios.

Under the CPP, the Company agreed to certain restrictions on executive compensation that would limit the tax deductibility of compensation the Company pays to certain executives until such time as the Treasury Department ceases to own any securities acquired under the CPP. The Company also agreed that, for such time period, it will take all necessary action to ensure that its benefit plans with respect to its senior executive officers comply with EESA restrictions relating to executive compensation, which include (i) limits on compensation and incentives to take unnecessary and excessive risks that would threaten the value of the Company, (ii) a provision for recovery (i.e. clawback) of amounts of compensation that later prove to have been based on materially inaccurate financial statements or other performance metrics and (iii) limitations on any golden parachute payment. The American Recovery and Reinvestment Act of 2009 (ARRA) contains significant amendments to the existing executive compensation provisions of the Emergency Economic Stabilization Act of 2008 (EESA) and adds further restrictions on executive compensation. Such amendments and additional restrictions are intended to apply retroactively to the Company and other CPP participants. The ARRA amends the EESA to, among other things, limit the amount of bonus or incentive compensation payable to the Company’s five senior executive officers identified in the Company’s proxy compensation tables (“senior executive officers”) and the next 20 most highly compensated employees (the Top 25) to one-third of the total amount of their annual

(2) For this ratio, tangible common shareholders’ equity would be decreased by approximately $1.1 billion for loss reserve additions and other adjustments and risk-weighted assets would be increased by approximately $20.5 billion for lending receivables and other adjustments.

compensation and limits the form of such payments to long-term restricted stock that does not fully vest during the period in which the Series A Preferred Shares are outstanding. Additionally, the ARRA expands the clawback provisions and golden parachute restrictions of EESA, which are described above, by applying them not only to senior executive officers, but also to the next 20 most highly compensated employees in the case of clawbacks and next five most highly compensated employees in the case of golden parachutes. The ARRA also contains a provision that requires the Treasury Department to review bonuses and incentive compensation previously paid to the Top 25 to determine whether any such payments were inconsistent with the purpose of the ARRA or otherwise contrary to the public interest, and if so determined, to negotiate for appropriate reimbursements.

On February 25, 2009, the Treasury released the terms of the supervisory Capital Assistance Program (CAP). Under CAP, federal banking supervisors are conducting assessments to evaluate the capital needs of the major U.S. banking institutions under a base case and more adverse economic scenario. The Company and all other eligible banking institutions with assets in excess of $100 billion as of December 31, 2008 are participating in this assessment, which is expected to conclude in early May of 2009.

Share Repurchases and Dividends

The Company has a share repurchase program to return equity capital in excess of regulatory and rating agency requirements, internal risk-based evaluation, and business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.

Approximately 68 percent of capital generated has been returned to shareholders since inception of the share repurchase program in 1994. The Company reduced its level of share repurchases in the first quarter of 2008 from previous levels in order to use the funds generated from operations to acquire the CPS business from GE. During the first quarter of 2008, the Company purchased 4.7 million common shares at an average price of $46.10. No shares have been repurchased since the first quarter of 2008 in light of the economic uncertainties and concerns about a global recession and in order to use the funds generated from operations to acquire the CPS business from GE. Under the terms of the CPP, the Company is not permitted to repurchase shares of its common stock other than to offset issuances under benefit plans consistent with past practices and in certain other limited circumstances.

Additionally, the Company will not be permitted to increase its dividend to common shareholders under the CPP. The Company may also be required to reduce or eliminate such dividend under regulatory guidelines if earnings are not sufficient to cover the payouts. The Company must satisfy all dividends on the Series A Preferred Shares before any dividends can be paid to common shareholders.

Funding

The Company seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations and cost-effectively finance current and future asset growth in its global businesses as well as to maintain a strong liquidity profile. Diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of the Company’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. The Company’s funding strategy and activities are integrated into its asset-liability management activities.

The Company has historically met its funding needs through a variety of sources, including deposits placed with the Company’s U.S. banks by individuals and institutions, debt instruments such as commercial paper, senior unsecured debentures and asset securitizations, and long-term committed bank borrowing facilities in certain non-U.S. markets.

The Company’s current funding strategy for 2009 is to raise funds to maintain sufficient cash, and readily-marketable securities that are easily convertible to cash, in order to meet short-term borrowings outstanding, seasonal and other working capital needs for the next 12 months, including maturing obligations, changes in receivables and other asset balances, as well as operating requirements. However, this does not anticipate an early amortization event of either of the Trusts. If such an event were to occur, obtaining an alternative source of funding of a commensurate amount would present a severe liquidity challenge for the Company. The Company has $15.0 billion of unsecured long-term debt, $6.0 billion of off-balance sheet asset securitizations, and $2.5 million of certificates of deposit that will mature during the following 12 months. Cash provided by or required for changes in business volumes will depend in large part on billings volume and payment patterns from cardmembers. Refer to the discussion above regarding how the credit market environment could affect the mix of debt issuances.

The Company’s equity capital and funding strategies are designed to maintain high and stable debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch), and Dominion Bond Rating Services (DBRS), however, the Company is not immune to the impact on corporate ratings arising from the uncertainty in financial markets and the weakening economic environment. Recently, three of the four credit rating agencies that rate the Company provided updates on the Company’s ratings as follows:

•      On April 24, 2009, Moody’s downgraded the Company’s debt ratings as follows:

TRS and its rated operating subsidiaries

•      Senior debt and deposit ratings were lowered from A1 to A2

•      Short-term ratings of Prime-1 were affirmed

•      Outlook for the debt and deposit ratings is now stable

American Express Company

•      Senior and long-term debt rating was lowered from A2 to A3

•      Short-term rating was lowered from Prime-1 to Prime-2

•      Outlook for the long-term ratings is negative

On March 19, 2009, Moody’s placed the subordinate classes of the asset-backed securities issued by the Company’s lending trust on review for possible downgrade.

•      On April 30, 2009, S&P downgraded the Company’s debt ratings as follows:

•      Senior and long-term debt ratings were lowered from A to BBB+

•      Short-term ratings were lowered from A-1 to A-2

•      Outlook for the ratings is negative

On March 19, 2009, S&P placed both its long- and short-term ratings on the Company and its subsidiaries (A/A-1) on CreditWatch with negative implications.

On March 9, 2009, S&P also placed the subordinate “BBB” class C notes of the asset-backed securities issued by the Company’s lending trust on CreditWatch negative.

•      On April 16, 2009, Fitch announced that it had revised its rating outlook from stable to negative. The long-term and short-term ratings of the Company and its related subsidiaries were affirmed at (A+/F1).

Downgrades in the Company’s long-term debt rating or asset securitization program’s securities could result in higher interest expense on the Company’s unsecured debt and asset securizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could reduce the Company’s borrowing capacity in the unsecured term debt and asset securitization capital markets when such markets become available.  The downgrade to A-2 in Credco’s short-term rating will likely result in the Company reducing or eliminating its outstanding commercial paper program.  The Company believes that its shift in funding mix to other programs such as retail deposits, and its planned reliance on such deposits as its primary source within its 2009 funding plan, should reduce the impacts that credit rating downgrades would have on the Company’s funding capacity and costs. See also the Deposit Programs section below.

Deposit Programs

Historically, the vast majority of deposits raised at Centurion Bank and FSB (collectively, the “Banks”) came through the issuance of certificates of deposit (CDs) to institutional investors with balances that significantly exceeded the maximum amount of Federal Deposit Insurance Corporation (FDIC) insurance. During the fourth quarter of 2008, the Company shifted its deposit-gathering activities from institutional to individual deposits in which the balances are typically covered by FDIC deposit insurance. Institutional CDs were subject to many of the same factors that have affected the unsecured debt and asset securitization markets, and institutional investors reduced their demand for CDs during the fourth quarter of 2008.

As part of its continuing objective to target broad and diversified sources of funding, the Company sought to increase its funding sources directed to individual investors. During 2008, the Company launched a retail CD program through the Banks. These CDs are offered to individual, retail depositors in amounts that fully qualify for FDIC insurance protection. Such individual depositors have historically valued the existence of FDIC insurance, as well as brand recognition, competitive pricing and ease of funds transfers when making their deposit decisions. The Company’s deposits are currently gathered through distribution arrangements with other firms providing brokerage and investment services to individuals. The Company believes it can use the American Express brand name to expand its deposit base as a key source of funding and is pursuing a number of strategies to raise additional deposits, including offering retail deposits directly to consumers.

The Company held the following deposits as of March 31, 2009 and December 31, 2008:

(Billions)	2009	2008
Retail:
Cash sweep accounts	$7.5	$7.1
CDs	9.3	6.2
Institutional	0.3	0.8
Others	1.0	1.4
Total customer deposits	$18.1	$15.5

Asset Securitization Programs

The Company periodically securitizes cardmember receivables and loans arising from its card business. The securitization market provides the Company with cost-effective funding; however, the asset securitization market has been broadly unavailable since September 2008. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues certificates or notes (securities) to third-party investors collateralized by the transferred assets. The proceeds from issuance are distributed to the Company, through its wholly-owned subsidiaries, as consideration for the transferred assets. Securitization transactions are accounted for as either a sale or secured borrowing, based upon the structure of the transaction.

Securitization of cardmember receivables generated under designated consumer charge card and small business charge card accounts is accomplished through the transfer of cardmember receivables to the American Express Issuance Trust (Charge Trust). Securitizations of these receivables are accounted for as secured borrowings because the Charge Trust is not a qualifying special purpose entity (QSPE). Accordingly, the related assets being securitized are not accounted for as sold and continue to be reported as owned assets on the Company’s Consolidated Balance Sheets. The related securities issued to third-party investors are reported as long-term debt on the Company’s Consolidated Balance Sheets.

Securitization of the Company’s cardmember loans generated under designated consumer lending accounts is accomplished through the transfer of cardmember loans to a QSPE, the Lending Trust. In a securitization structure like the Lending Trust (a revolving master trust), credit card accounts are selected and the rights to the current cardmember loans, as well as future cash flows related to the corresponding accounts, are transferred to the trust for the life of the accounts. In consideration for the transfer of these rights, the Company, through its wholly-owned subsidiaries, receives an undivided, pro rata interest in the trust referred to as the “seller’s interest,” which is reflected on its balance sheet as a component of cardmember loans.

When the Lending Trust issues a security to a third party, a new investor interest is created. The Company removes the corresponding cardmember loans from its Consolidated Balance Sheets, recognizes a gain on sale and release of credit reserves, and records an interest-only strip. Since the third quarter of 2007, the Company has also typically been retaining any subordinated securities issued as part of a transaction, due to present market conditions.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. For additional information about the Company’s asset securitizations that could affect the Company’s liquidity position, including three-month average excess spread rates and other key metrics, refer to Note 6 to the Consolidated Financial Statements. In addition, with respect to both the Lending Trust and the Charge Trust, a decline in the actual or implied short-term credit rating of TRS below A-1 or P-1 (or F1 with reference to the Charge Trust) would trigger a requirement that TRS, as servicer, transfer collections on the securitized assets to investors on a daily, rather than a monthly basis or make alternative arrangements with the rating agencies to allow TRS to continue to transfer collections on a monthly basis. On April 30, 2009, the senior and long-term debt ratings of the Company and its rated subsidiaries were downgraded by S&P.  As a result, the Company believes the implied short-term credit rating of TRS was reduced below A-1. While the Company is currently evaluating the implications of this implied downgrade, it believes a daily cash settlement process, if required, would not have a significant impact on the Company’s operations or liquidity.

On March 3, 2009, the Department of the Treasury and the Federal Reserve Board announced the launch of the Term Asset-Backed Securities Loan Facility, (TALF).  Securitized credit card receivables are eligible collateral under the TALF, provided the securities qualify for AAA ratings from two or more major nationally recognized statistical rating organizations, (NRSROs).  The Company is evaluating the marketplace acceptance of the TALF programs, and may supplement its deposit-taking activities by issuing TALF-eligible securities to meet its funding objectives during 2009.  The Company believes that it can issue up to $9.8 billion of securities backed by its cardmember loans or receivables that would be eligible under this program.

Financing Activities

The Company’s assets and growth have historically been financed primarily through the issuances of senior unsecured debentures, asset securitizations, long-term committed bank borrowing facilities, commercial paper, bank notes, customer deposits, medium-term notes, and credit lines.  During the first quarter of 2009, the Company increased its deposit funding by $3.1 billion through its retail CD program. In the first quarter, the Company also raised $3.4 billion through the issuance of preferred shares under the CPP.

The Company had continuous access to the commercial paper market throughout the quarter.  In addition, the Commercial Paper Financial Facility (CPFF) became operational on October 27, 2008, and is currently set to expire on October 30, 2009.  Through its subsidiary, American Express Credit Corporation (Credco), the Company is eligible to have up to $14.7 billion of commercial paper outstanding through the CPFF.  Credco remains, after the downgrade of its short-term rating to A-2 by S&P, eligible to participate in the CPFF based on Credco’s current short-term ratings assigned to Moody’s and Fitch.  The commercial paper must be rated at least A1/P1/F1 by two or more major NRSROs to qualify for participation in the CPFF.  At March 31, 2009, the Company had $1.8 billion of commercial paper outstanding, none of which was placed with the CPFF.

Under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the Banks, as FDIC depository institutions, can issue up to $13.3 billion of senior unsecured guaranteed debt.  The Banks did not issue any securities in the first quarter of 2009.  At March 31, 2009, the Banks had $5.9 billion outstanding under this facility, with capacity of $7.4 billion remaining. The facility is currently scheduled to expire October 31, 2009.

Liquidity Strategy

The Company seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to cash and equivalents, to continuously meet its business needs, sustain operations, and satisfy its obligations for a period of at least 12 months without access to the unsecured and asset securitization debt capital markets.  This objective is managed by regularly accessing capital through a broad and diverse set of funding programs, by maintaining cash and readily-marketable securities, as well as through a variety of contingent sources of cash and financing.

As of March 31, 2009, the Company’s cash and readily-marketable securities position was as follows:

(Billions)	Total
Cash and cash equivalents	$18.5	(a)
Readily-marketable securities	10.2	(b)
Total cash and readily-marketable securities	28.7
Short-term obligations outstanding	(3.8	)(c)
Excess cash and readily-marketable securities	$24.9

(a)  Excludes cash and cash equivalents on hand for day-to-day operations of $2.3 billion.

(b) Consists of certain available-for-sale investment securities (U.S. Treasury, government-sponsored agency and government-guaranteed debt) that are considered highly liquid.

(c)  Consists of commercial paper and brokered retail CDs with original maturities of three and six months.

The upcoming approximate maturities of the Company’s long-term debt, debt issued in connection with off-balance sheet securitizations, and long-term customer deposits are as follows:

	Debt Maturities
(Billions) Quarter Ending:	On-Balance Sheet	Off-Balance Sheet	Certificates of Deposit	Total
June 30, 2009	$7.2	$0.6	$—	$7.8
September 30, 2009	2.6	2.7	—	5.3
December 31, 2009	2.8	—	1.7	4.5
March 31, 2010	2.4	2.7	0.8	5.9
Total	$15.0	$6.0	$2.5	$23.5

The Company’s funding needs for 2009 are expected to arise from these debt maturities as well as changes in business needs, primarily changes in outstanding cardmember loans and receivables. Based upon current expectations for reductions in loan and receivables balances, the Company believes that its excess cash and readily-marketable securities are sufficient to meet its funding needs throughout 2009 and for at least a twelve month period from March 31, 2009. This excludes any impact if the securitization trusts were to trigger certain events that would require an early amortization.

In addition to its cash and readily marketable securities, the Company continues to maintain a variety of contingent liquidity resources, such as its access to the Federal Reserve discount window and the Term Auction Facility program, as well as an undrawn committed conduit facility to purchase securitized credit card receivables, and committed bank credit facilities.

Cash and Readily-Marketable Securities

At March 31, 2009, the Company held a total of $18.5 billion of short-term instruments and $10.2 billion of longer-term readily-marketable securities. These investments are of high credit quality, highly liquid short-term instruments and longer-term, highly liquid instruments, such as U.S. Treasury securities, government-sponsored entity debt, and government-guaranteed debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that the Company can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2009 and 2008, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses.  In addition, net cash was provided by net income and fluctuations in other receivables and other assets.  These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s available-for-sale investment portfolio.

For the three months ended March 31, 2009 and 2008, net cash was provided by investing activities primarily due to net decreases in cardmember loans and receivables balances, and the sale of investments.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends, and repurchasing its common shares.

For the three months ended March 31, 2009 and 2008, net cash was used in financing activities primarily due to net repayments of debt and the net cash used in financing activities attributable to discontinued operations, offset by the issuance of American Express preferred shares under the CPP in the three months ended March 31, 2009.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2009	2008
Revenues
Discount revenue, net card fees and other	$2,205	$2,579
Securitization income, net	141	444
Interest income	946	1,308
Interest expense	218	609
Net interest income	728	699
Total revenues net of interest expense	3,074	3,722
Provisions for losses	1,383	881
Total revenues net of interest expense after provisions for losses	1,691	2,841
Expenses
Marketing, promotion, rewards and cardmember services	889	1,144
Salaries and employee benefits and other operating expenses	852	906
Total	1,741	2,050
Pretax segment (loss) income	(50)	791
Income tax (benefit) provision	(25)	268
Segment (loss) income	$(25)	$523

U.S. Card Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2009	2008
Card billed business	$78.0	$92.1
Total cards-in-force (millions)	43.4	43.8
Basic cards-in-force (millions)	32.3	32.7
Average basic cardmember spending (dollars)	$2,391	$2,838
U.S. Consumer Travel:
Travel sales (millions)	$627	$803
Travel commissions and fees/sales	8.1%	7.7%
Total segment assets	$55.6	$81.9
Segment capital (millions) (a)	$4,846	$4,517
Return on average segment capital (b)	6.3%	37.9%
Return on average tangible segment capital (b)	6.7%	39.4%
Cardmember receivables:
Total receivables	$15.6	$19.2
30 days past due as a % of total	3.7%	3.7%
Average receivables	$16.1	$19.7
Net write-off rate	4.9%	3.6%
Cardmember lending – owned basis (c):
Total loans	$28.2	$38.0
30 days past due loans as a % of total	5.1%	3.4%
Average loans	$30.2	$39.6
Net write-off rate	8.5%	4.5%
Net interest yield on cardmember loans (d)	10.4%	8.7%
Cardmember lending – managed basis (e):
Total loans	$56.5	$63.6
30 days past due loans as a % of total	5.1%	3.2%
Average loans	$59.1	$64.5
Net write-off rate	8.5%	4.3%
Net interest yield on cardmember loans (d)	10.8%	9.6%

(a) Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b) Return on average segment capital is calculated by dividing (i) segment income ($304 million and $1,702 million for the twelve months ended March 31, 2009 and 2008, respectively) by (ii) average segment capital ($4.8 billion and $4.5 billion for the twelve months ended March 31, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $294 million and $176 million at March 31, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

(c) “Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.

(d) See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

(e) Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended March 31,
(Millions)	2009	2008
Owned Basis:
Net interest income	$728	$699
Average loans (billions)	$30.2	$39.6
Adjusted net interest income (a)	$778	$855
Adjusted average loans (billions) (b)	$30.3	$39.6
Net interest yield on cardmember loans (c)	10.4%	8.7%

Managed Basis (d):
Net interest income (e)	$1,531	$1,382
Average loans (billions)	$59.1	$64.5
Adjusted net interest income (f)	$1,581	$1,538
Adjusted average loans (billions) (g)	$59.2	$64.6
Net interest yield on cardmember loans (c)	10.8%	9.6%

(a)    Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.

(b)   Represents owned average loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.

(c)      Net interest yield on cardmember loans represents the net spread earned on cardmember loans.  Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis.  The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses - cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

(d)   Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans.  Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

(e)    Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.

(f)      Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.

(g)   Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported a loss of $(25) million for the three months ended March 31, 2009, a $548 million or 105 percent decrease from a profit of $523 million for the same period a year ago.

Total revenues net of interest expense decreased $648 million or 17 percent to $3.1 billion for the three months ended March 31, 2009, due to lower interest income, decreased discount revenue, net card fees and other, and lower securitization income, net.

Discount revenue, net card fees and other of $2.2 billion for the three months ended March 31, 2009, declined $374 million or 15 percent from $2.6 billion largely due to decreases in billed business volumes and lower commissions and fees. The 15 percent decrease in billed business reflected a 16 percent decrease in average spending per proprietary basic card. Within the U.S. consumer business, billed business declined 16 percent and small business volumes declined 13 percent.

Securitization income, net, of $141 million decreased $303 million or 68 percent primarily due to a lower excess spread, net, driven by increased write-offs and the charge to the fair value of the interest-only strip, which was partially offset by lower interest expense due to lower rates paid on variable-rate investor certificates.

Interest income of $946 million decreased $362 million or 28 percent due to a decline in the average owned lending balance and a lower market interest rate-driven yield partially offset by the benefits of certain pricing initiatives.

Interest expense of $218 million decreased $391 million or 64 percent due to a lower market interest rate-driven cost of funds and reduced average owned cardmember lending and receivable balances.

Provisions for losses of $1.4 billion increased $502 million or 57 percent principally due to increased lending provisions reflecting higher net write-offs and past due loan levels and reserves associated with a $1.5 billion increase in cardmember loans as a result of $1.5 billion of securitized debt maturities, partially offset by reduced loan and business volumes.

Expenses of $1.7 billion decreased $309 million or 15 percent due to decreased marketing, promotion, rewards and cardmember services expenses, and lower salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $889 million decreased $255 million or 22 percent primarily due to lower volume-related rewards costs and reduced marketing and promotion expenses.

Salaries and employee benefits and other operating expenses of $852 million decreased $54 million or 6 percent from a year ago, primarily due to the favorable impact related to fair value hedge ineffectiveness and benefits from the Company’s reengineering initiatives, partially offset by costs associated with the Delta contract extension.

The effective tax rate was 50 percent and 34 percent for the three months ended March 31, 2009 and 2008, respectively.  The higher rate in the first quarter of 2009 reflects the impact of recurring tax benefits on a pretax loss and the lower rate in the first quarter of 2008 reflected tax benefits primarily related to the resolution of certain tax items from prior years.

Differences between GAAP and Managed Basis Presentation

For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively.  For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included in discount revenue, net card fees and other in the U.S. Card Services Selected Financial Information), interest income, interest expense, and provisions for losses.  On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

The Company presents U.S. Card Services information on a managed basis because that is the way the Company’s management views and manages the business.  Management believes that a full picture of trends in the Company’s cardmember lending business can only be derived by evaluating the performance of both securitized and non-securitized cardmember loans.  Management also believes that use of a managed basis presentation presents a more comprehensive portrayal of the key dynamics of the cardmember lending business.  Irrespective of the on- and off-balance sheet funding mix, it is important for management and investors to see metrics for the entire cardmember lending portfolio because they are more representative of the economics of the aggregate cardmember relationships and ongoing business performance and trends over time. It is also important for investors to see the overall growth of cardmember loans and related revenue in order to evaluate market share. These metrics are significant in evaluating the Company’s performance and can only be properly assessed when all non-securitized and securitized cardmember loans are viewed together on a managed basis.  The Company does not currently securitize international loans.

On a GAAP basis, revenue and expenses from securitized cardmember loans are reflected in the Company’s income statements in securitization income, net, fees and commissions, and provisions for losses for cardmember lending.  At the time of a securitization transaction, the securitized cardmember loans are removed from the Company’s balance sheet, and the resulting gain on sale is reflected in securitization income, net as well as an impact to provisions for losses (credit reserves are no longer recorded for the cardmember loans once sold).  Over the life of a securitization transaction, the Company recognizes servicing fees and other net revenues (referred to as “excess spread”) related to the interests sold to investors (i.e., the investors’ interests). These amounts, in addition to changes in the fair value of the interest-only strip, are reflected in securitization income, net and fees and commissions.  The Company also recognizes interest income over the life of the securitization transaction related to the interest it retains (i.e., the seller’s interest).  At the maturity of a securitization transaction, cardmember loans on the balance sheet increase, and the impact of the incremental required loss reserves is recorded in provisions for losses.

As presented, in aggregate over the life of a securitization transaction, the pretax income impact to the Company is the same whether or not the Company had securitized cardmember loans or funded these loans through other financing activities (assuming the same financing costs).  The income statement classifications, however, of specific items will differ.

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended
	March 31,
(Millions)	2009	2008
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,205	$2,579
Securitization adjustments (a)	99	73
Managed discount revenue, net card fees and other	$2,304	$2,652

Interest income:
Reported for the period (GAAP)	$946	$1,308
Securitization adjustments (a)	886	903
Managed interest income	$1,832	$2,211

Securitization income, net:
Reported for the period (GAAP)	$141	$444
Securitization adjustments (a)	(141)	(444)
Managed securitization income, net	$—	$—

Interest expense:
Reported for the period (GAAP)	$218	$609
Securitization adjustments (a)	83	220
Managed interest expense	$301	$829

Provisions for losses:
Reported for the period (GAAP)	$1,383	$881
Securitization adjustments (a)	636	387
Managed provisions for losses	$2,019	$1,268

(a) For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively.  For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included above in discount revenue, net card fees and other), interest revenue, interest expense, and provisions for losses.  On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

Results of Operations for the Three Months Ended March 31, 2009 and 2008 — Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other decreased $348 million or 13 percent to $2.3 billion for the three months ended March 31, 2009, as compared to the same period a year ago largely due to lower billed business volumes and lower commissions and fees.

Interest income decreased $379 million or 17 percent to $1.8 billion primarily due to a decrease in the average managed lending balance and lower market interest rate-driven yields, partially offset by the benefits of certain pricing initiatives.

Interest expense decreased $528 million or 64 percent due to a lower market interest rate-driven cost of funds and lower average managed cardmember lending and receivable balances.

Provisions for losses increased $751 million or 59 percent to $2.0 billion, principally due to increased lending provisions from higher write-off and delinquency rates, partially offset by reduced loan and business volumes.

International Card Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2009	2008
Revenues
Discount revenue, net card fees and other	$772	$937
Interest income	400	510
Interest expense	149	252
Net interest income	251	258
Total revenues net of interest expense	1,023	1,195
Provisions for losses	335	229
Total revenues net of interest expense after provisions for losses	688	966
Expenses
Marketing, promotion, rewards and cardmember services	258	358
Salaries and employee benefits and other operating expenses	422	491
Total	680	849
Pretax segment income	8	117
Income tax benefit	(31)	(16)
Segment income	$39	$133

International Card Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2009	2008
Card billed business	$20.5	$26.1
Total cards-in-force (millions)	15.8	16.1
Basic cards-in-force (millions)	11.0	11.4
Average basic cardmember spending (dollars)	$1,823	$2,309

International Consumer Travel:
Travel sales (millions)	$218	$298
Travel commissions and fees/sales	8.3%	8.4%
Total segment assets	$17.7	$21.3
Segment capital (millions) (a)	$2,004	$2,041
Return on average segment capital (b)	12.3%	16.4%
Return on average tangible segment capital (b)	16.6%	22.6%
Cardmember receivables:
Total receivables	$5.0	$6.3
90 days past due as a % of total	3.3%	2.2%
Net loss ratio as a % of charge volume	0.35%	0.21%
Cardmember lending:
Total loans	$8.5	$11.4
30 days past due loans as a % of total	4.2%	3.0%
Average loans	$8.8	$11.2
Net write-off rate	6.4%	4.4%

Net interest yield on cardmember loans (c)	11.7%	9.6%

(a) Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b) Return on average segment capital is calculated by dividing (i) segment income ($257 million and $322 million for the twelve months ended March 31, 2009 and 2008, respectively) by (ii) average segment capital ($2.1 billion and $2.0 billion, for the twelve months ended March 31, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $544 million and $538 million at March 31, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

(c) See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended March 31,
(Millions)	2009	2008
Net interest income	$251	$258
Average loans (billions)	$8.8	$11.2
Adjusted net interest income (a)	$254	$269
Adjusted average loans (billions) (b)	$8.8	$11.3
Net interest yield on cardmember loans (c)	11.7%	9.6%

(a)          Represents net interest income allocable to the Company’s cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember lending portfolio.

(b)         Represents average loans excluding the impact of deferred card fees net of deferred direct acquisition costs for cardmember loans.

(c)          Net interest yield on cardmember loans represents the net spread earned on cardmember loans.  Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis.  The calculation of net interest yield on cardmember loans includes interest and fees that are deemed uncollectible.  Reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses - cardmember lending, and therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

International Card Services reported segment income of $39 million for the three months ended March 31, 2009, a $94 million or 71 percent decrease from $133 million for the same period a year ago.

Total revenues net of interest expense decreased $172 million or 14 percent to $1.0 billion due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $772 million declined $165 million or 18 percent from $937 million a year ago, driven primarily by the lower level of card spending, decreased other commissions and fees, and lower travel commissions and fees. The 21 percent decrease in billed business reflected a 21 percent decrease in average spending per proprietary basic card, and a 4 percent decrease in basic cards-in-force.

Assuming no changes in foreign currency exchange rates, billed business and average spending per proprietary basic cards-in-force decreased 5 percent.  Volume declines within International Card Services’ major geographic regions were in the low single digits.

Interest income of $400 million declined $110 million or 22 percent as compared to the same period a year ago, primarily due to a reduction in average loans and lower interest on bank and other deposits, partially offset by a higher cardmember loan portfolio yield.

Interest expense decreased $103 million or 41 percent due to lower volumes and average loan balances and decreased cost of funds.

Provisions for losses of $335 million increased $106 million or 46 percent primarily due to increased charge card and lending net write-off and past due loan levels, partially offset by lower loan and business volumes.

Expenses of $680 million decreased $169 million or 20 percent due to lower marketing, promotion, rewards and cardmember services costs and decreased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $258 million decreased $100 million or 28 percent reflecting reduced marketing and promotion spending and lower volume-related rewards costs.

Salaries and employee benefits and other operating expenses decreased $69 million or 14 percent primarily due to the benefit from the Company’s reengineering initiatives. Included in the three months ended March 31, 2008, was $1 million ($1 million after-tax) of reengineering reversals.

The effective tax rate was negative 388 percent and negative 14 percent for the three months ended March 31, 2009 and 2008, respectively.  The rates in both periods reflect the impact of recurring tax benefits on varying pretax income.  As indicated in prior quarters, this rate reflects an overall tax benefit that will likely continue going forward since the Company’s internal tax allocation process provides International Card Services with the consolidated benefit related to its ongoing funding activities outside the United States.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended
	March 31,
(Millions)	2009	2008
Revenues
Discount revenue, net card fees and other	$981	$1,235
Interest income	21	46
Interest expense	58	137
Net interest income	(37)	(91)
Total revenues net of interest expense	944	1,144
Provisions for losses	47	62
Total revenues net of interest expense after provisions for losses	897	1,082
Expenses
Marketing, promotion, rewards and cardmember services	79	86
Salaries and employee benefits and other operating expenses	690	778
Total	769	864
Pretax segment income	128	218
Income tax provision	42	67
Segment income	$86	$151

Global Commercial Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2009	2008
Card billed business	$25.1	$32.8
Total cards-in-force (millions)	7.3	6.9
Basic cards-in-force (millions)	7.3	6.9
Average basic cardmember spending (dollars)	$3,517	$4,770

Global Corporate Travel:
Travel sales	$3.4	$5.4
Travel commissions and fees/sales	8.6%	7.4%
Total segment assets	$19.0	$28.4
Segment capital (millions) (a)	$3,439	$3,352
Return on average segment capital (b)	12.8%	23.2%
Return on average tangible segment capital (b)	29.2%	42.4%
Cardmember receivables:
Total receivables	$9.6	$12.8
90 days past due as a % of total	2.4%	1.7%

Net loss ratio as a % of charge volume	0.17%	0.12%

(a)          Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(b)         Return on average segment capital is calculated by dividing (i) segment income ($440 million and $558 million for the twelve months ended March 31, 2009 and 2008, respectively) by (ii) average segment capital ($3.4 billion and $2.4 billion for the twelve months ended March 31, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion and $1.1 million at March 31, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Global Commercial Services reported segment income of $86 million for the three months ended March 31, 2009, a $65 million or 43 percent decrease from $151 million for the same period a year ago.

Total revenues net of interest expense decreased $200 million or 17 percent to $944 million due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $981 million declined $254 million or 21 percent driven primarily by the lower level of card spending, as well as lower travel commissions and fees, partially offset by higher other revenues from the CPS acquisition.  The 23 percent decrease in billed business reflected a 26 percent decrease in average spending per proprietary basic card and a 6 percent increase in basic cards-in-force.

Interest income of $21 million decreased $25 million or 54 percent from $46 million, driven by lower deposit-related income.

Interest expense decreased $79 million or 58 percent to $58 million due to a lower cost of funds and lower average receivables, partially offset by the cost of funding the CPS acquisition.

Expenses of $769 million decreased $95 million or 11 percent mainly due to decreased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards, and Cardmember services expenses of $79 million, decreased $7 million or 8 percent, from $86 million, reflecting lower volume-related reward costs.

Salaries and employee benefits and other operating expenses decreased $88 million or 11 percent to $690 million primarily due to the benefit from the Company’s reengineering initiatives, partially offset by the expenses related to the CPS acquisition. Included in the three months ended March 31, 2009, were $2 million ($1 million after-tax) of reengineering costs while the three months ended March 31, 2008 included $3 million ($2 million after-tax) of reengineering reversals.

The effective tax rate was 33 percent and 31 percent for the three months ended March 31, 2009 and 2008, respectively.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended March 31,
(Millions)	2009	2008
Revenues
Discount revenue, fees and other	$813	$942
Interest income	1	1
Interest expense	(22)	(60)
Net interest income	23	61
Total revenues net of interest expense	836	1,003
Provisions for losses	35	31
Total revenues net of interest expense after provisions for losses	801	972
Expenses
Marketing and promotion	64	136
Salaries and employee benefits and other operating expenses	372	501
Total	436	637
Pretax segment income	365	335
Income tax provision	128	112
Segment income	$237	$223

Global Network & Merchant Services

Selected Statistical Information

	Three Months Ended
	March 31,
(Billions, except percentages and where indicated)	2009	2008
Global Card billed business (a)	$139.2	$166.4
Global Network & Merchant Services:
Total segment assets	$6.6	$6.8
Segment capital (millions) (b)	$1,716	$1,167
Return on average segment capital (c)	70.6%	91.3%
Return on average tangible segment capital (c)	72.4%	94.2%
Global Network Services:
Card billed business	$14.8	$15.7
Total cards-in-force (millions)	25.1	21.2

(a)

Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.

(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.

(c)

Return on average segment capital is calculated by dividing (i) segment income ($1.0 billion and $1.0 billion for the twelve months ended March 31, 2009 and 2008, respectively) by (ii) average segment capital ($1.4 billion and $1.1 billion for the twelve months ended March 31, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $36 million and $34 million at March 31, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Global Network & Merchant Services reported segment income of $237 million for the three months ended March 31, 2009, a $14 million or 6 percent increase from $223 million for the same period a year ago.

Total revenues net of interest expense declined $167 million or 17 percent to $836 million due to decreased discount revenue, fees and other revenues and lower interest expense.  Discount revenue, fees and other revenues reflected a decline in merchant-related revenues, primarily from the 16 percent decrease in global card billed business, partially offset by higher GNS-related revenues.

Interest expense credit declined $38 million or 63 percent to $22 million due to a lower volumes and lower rate-driven interest credit, primarily in the United States, related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses of $436 million decreased $201 million or 32 percent due to decreased salaries and employee benefits and other operating expenses and lower marketing and promotion expenses.

Marketing and promotion expenses of $64 million decreased $72 million or 53 percent, reflected lower brand and merchant-related market and promotion costs due to the Company’s reengineering initiatives.

Salaries and employee benefits and other operating expenses of $372 million decreased $129 million or 26 percent primarily due to higher litigation-related expenses in the first quarter of 2008 and the benefit from the Company’s reengineering initiatives. Included in the three months ended March 31, 2009 and 2008, were $3 million ($2 million after-tax) and $1 million (nil after-tax), respectively, of reengineering reversals.

The effective tax rate was 35 percent and 33 percent for the three months ended March 31, 2009 and 2008, respectively.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2009 and 2008

Corporate & Other had net income of $106 million compared with net income of $14 million for the same period a year ago.  The income for the three months ended March 31, 2009, reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively.  The income for the three months ended March 31, 2008, reflected the recognition of $43 million after-tax income related to the Visa litigation settlement, and a $19 million after-tax charge related to the exit of certain AEB operations not sold.  The net expenses for the three months ended March 31, 2009 and 2008, included $2 million after-tax of reengineering reversals and $10 million after-tax of reengineering costs, respectively.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices.  The Company’s market risk consists primarily of interest rate risk in the proprietary card-issuing businesses and foreign exchange risk in international operations.  As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), the detrimental effect on the Company’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $152 million, and of a 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would hypothetically be approximately $105 million, based on year-end positions.   These sensitivities are based on the hypothetical assumption that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree.    There were no material changes in these market risks since December 31, 2008.

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, and changes in the volume and mix of the Company’s businesses.  For example, the Company is also subject to market risk from changes in the relationship between the benchmark prime rate that determines the yield on its variable-rate lending receivables and the benchmark LIBOR rate that determines the effective interest cost on a significant portion of its outstanding debt, including asset securitizations.  Simultaneous and identically-sized changes in the same direction of these two indices do not contribute to the market risk described above, as there is no material mismatch in the effective repricing frequency of these two indices.  However, differences in the rate of change of these two indices, commonly referred to as basis risk, will impact the Company’s variable-rate U.S. lending net interest margin.  The Company currently has approximately $41 billion of prime-based, variable-rate U.S. lending receivables that are funded with LIBOR-indexed debt, including asset securitizations.  Before the current credit crisis, the spread between 1 month LIBOR and the federal funds rate has averaged 20 basis points.  During 2008, this spread was as high as approximately 300 basis points, although it has subsequently declined from those levels.

In addition to the PRIME-LIBOR spread, the Company is also subject to market risk from changes in the relationship between other benchmark indices. For example, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of some of the Company’s interest rate swaps without causing an offsetting impact in the value of the hedged items.

For a discussion of derivative ineffectiveness and its impact on our financial statements, refer to Note 14, Derivatives and Hedging Activities — Fair Value Hedges.

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

Forward-looking Statements

This release includes forward-looking statements, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The Company undertakes no obligation to update or revise any forward-looking statements.  Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following:  the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on (i) the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, (ii) the effectiveness of the Company’s credit models and (iii) the ultimate outcome of certain proposed legislative initiatives affecting the credit card business; the impact of the Company’s efforts to deal with delinquent Cardmembers in the current challenging economic environment, which may affect payment patterns of Cardmembers and the perception of the Company’s services, products and brands; the Company’s near-term write-off rates, including those for the second, third and fourth quarters of 2009, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of Cardmembers and unemployment and bankruptcy rates; differences between owned (i.e., GAAP) and managed write-off rates, which can be impacted by factors such as the various types of customer accounts in the portfolios of the Company and the lending securitization trust; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new Cardmembers, reduce Cardmember attrition, capture a greater share of existing Cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain Cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the write-off and delinquency rates in the medium- to long-term of Cardmembers added by the Company during the past few years, which could impact their profitability to the Company; the impact of the H1N1 virus (“swine” flu) on cardmember spending generally, and in particular travel and entertainment; the Company’s ability to effectively implement changes in the pricing of certain of its products and services; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the Company’s ability to meet its long-term on average and over time financial targets; the actual amount to be spent by the Company on marketing, promotion, rewards and Cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and generate excess capital and earnings in a manner and at levels that will allow the Company to return a portion of capital to shareholders, which will depend on the Company’s ability to manage its capital needs, and the effect of business mix, acquisitions and rating agency and regulatory requirements, including those arising from the Company’s status as a bank holding company; the ability of the Company to meet its objectives with respect to the growth of its brokered retail CD program and brokerage sweep account program and the implementation of its direct deposit initiative; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater Cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the underlying assumptions and expectations related to the February 2008 sale of the American Express Bank Ltd. businesses and the transaction’s impact on the Company’s earnings proving to be inaccurate or unrealized; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term (including during 2009) and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the Delta Air Lines/Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the Company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the Company’s future business growth, its credit ratings, market capacity and demand for securities offered by the Company, performance by the Company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System (the Federal Reserve) and the Federal Reserve Bank of San Francisco, the Company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions and the Company’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program, being made available through the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and other federal departments and agencies; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations and the ability of our charge card and lending trusts to maintain excess spreads at levels sufficient to avoid material set-asides or early amortization of our charge card and lending securitizations, which will depend on various factors such as income derived from the relevant portfolios and their respective credit performances; the Company’s ability to avoid material losses on its investment portfolio, including its investments in state and municipal obligations, the issuers of which could be adversely affected by the challenging economic environment; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payment industry; the Company’s ability to attract and retain executive management and other key employees in light of the limitations on compensation imposed on participants in the U.S. Department of the Treasury’s (the Treasury Department) Capital Purchase Program in which the Company is a participant; the results of the Capital Assistance Program currently being undertaken by the Treasury Department and the Federal Reserve to evaluate the Company’s capital position, which could (i) require the Company to raise additional preferred and/or common equity resulting in dilution to existing shareholders and/or (ii) result in the imposition of operating or other constraints on the Company’s business activities; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of regulations recently adopted by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; accounting changes, including the Financial Accounting Standards Board’s proposal regarding the accounting for off-balance sheet activities or other potential regulatory interpretations in this area, which, if ultimately adopted, would result in the Company’s having to consolidate the assets and liabilities of the lending securitization trust, thereby requiring the Company to reestablish loss reserves, which could reduce the Company’s regulatory capital ratios and/or change the presentation of its financial statements; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses.  A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and the Company’s other reports filed with the SEC.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below.  For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Corporate Matters

On February 20, 2009, a putative class action captioned, Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York.  The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers.  The purported class covered the period from March 1, 2007 to November 12, 2008.  The action sought unspecified damages and costs and fees.  The Brozovich action was subsequently voluntarily dismissed.  On March 27, 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which makes similar allegations to those made in Brozovich, was filed in the United States District Court for the Southern District of New York.

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards and credit cards in violation of various state and federal laws, including the following:  (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004).  The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages.  Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (SDNY) in December 2003.  Each of the above-listed actions (except for Hayama) is now pending in the SDNY under the consolidated caption “In re American Express Merchants’ Litigation”.  On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration.  Plaintiffs asked the Court to reconsider its dismissal.  That request was denied.  The plaintiffs appealed the Court’s arbitration ruling and on January 30, 2009, the United States Court of Appeals for the Second Circuit reversed the District Court.  The parties have requested a conference with the District Court to discuss next steps in light of the Second Circuit’s ruling.  On April 17, 2009, the Company filed with the United States Supreme Court an application for an extension of time to file a petition of certiorari with the Supreme Court from the arbitration ruling of the Second Circuit.  In addition, the Company continues to request the California Superior Court hearing the Hayama action referenced above to stay that action.  To date the Hayama action has been stayed. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005.  On October 1, 2007, Marcus filed a motion seeking certification of a class.  The Company has opposed Marcus’ motion for class certification.  In addition, each of the Company and Marcus have moved for summary judgment in their favor.  A decision on the class certification motion and the summary judgment motions is pending.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS.  In a case management order dated April 8, 2008, the Court defined two classes as follows:  (1) all persons who obtained American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008, and (2) all persons who obtained American Express charge cards governed by New York law with billing addresses in states other than California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008.  The Court denied the plaintiff’s motion to certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law.  Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive.  American Express denies the allegations. American Express filed a motion for summary judgment asking that the case be dismissed as a matter of law.  The summary judgment motion was partially granted in July 2008 when the Court dismissed certain claims against American Express including claims for punitive damages. Certain other claims survived summary judgment. A trial on the remaining claims began in November 2008.  The Company prevailed in Phase 1 of that trial with the Court ruling that the contract between the Company and its cardmembers was not ambiguous and that the Company operated the air-flight and baggage insurance program consistent with the contract.  On March 25, 2009, the Court entered a preliminary order in the Company’s favor in Phase 2 of the trial, finding that:  (1) the contract is not unconscionable; (2) the Company did not violate California consumer protection laws; and (3) the Company did not violate New York consumer protection laws.  The Court also awarded as-yet-to-be-determined costs to the Company.  In addition, a matter making related allegations to those raised in the Hoffman case is pending in the U.S. District Court for the Eastern District of New York.  That matter, captioned Environment Law Enforcement Systems v. American Express et al., has effectively been stayed pending the proceedings in the Hoffman action.  Following the favorable March 25, 2009, ruling in Hoffman, the plaintiff in Environmental Law Enforcement Systems asked the Court to lift the stay.  The Company has opposed that request.  Lastly, on October 30, 2008, a case making allegations similar to those raised in the Hoffman case was filed in the United States District Court for the Southern District of Florida.  That matter, captioned Kass v. American Express Card Services, Inc., American Express Company and American Express Travel Related Services, was filed as a putative class action on behalf of American Express credit card holders.  On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the Court also administratively closed the case.

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey.  The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card.  The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.”  On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.”  The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate.  In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint.  Plaintiff appealed that decision to the U.S. Court of Appeals for the Third Circuit, and on February 24, 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws.  As alleged by the plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company.  The plaintiff in each action seeks damages and injunctive relief.  American Express filed its answer to these complaints and also filed a letter with the Court requesting a pre-motion conference seeking to file a motion to dismiss these complaints as time barred.

ITEM 1A.  RISK FACTORS

For a discussion of the Company’s risk factors, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2008. There are no material changes from the risk factors set forth in such Annual Report on Form 10-K.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c)   ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2009.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under
	of Shares	Average Price	Plans or	the Plans or
Period	Purchased	Paid Per Share	Programs (3)	Programs

January 1-31, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	1,306	$19.38	N/A	N/A

February 1-28, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	679,840	$15.89	N/A	N/A

March 1-31, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	59,782	$15.37	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	740,928	$15.85	N/A

(1)

At March 31, 2009, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF A SECURITY HOLDERS

The Company’s annual meeting of shareholders was held on April 27, 2009.  The matters that were voted upon at the meeting, and the number of votes cast for or against, as well as the number of abstentions and broker non-votes, as to each such matter, where applicable, are set forth below.

	Votes For	Votes Against	Abstentions	Broker Non-Votes

Ratification of PricewaterhouseCoopers LLP’s appointment as the Company’s independent registered public accounting firm for 2009	990,247,182	3,481,650	1,229,127	—

Advisory non-binding vote approving executive compensation	715,601,119	257,325,727	22,031,113	—

Shareholder proposal relating to cumulative voting for directors	242,913,004	610,271,678	2,202,520	139,570,757

Shareholder proposal relating to the calling of special shareholder meetings	292,555,215	560,311,657	2,521,926	139,570,757

Shareholder proposal regarding American Express Code of Conduct	11	994,957,948	—	—

Election of Directors:
D.F. Akerson	968,566,880	23,669,210	2,721,869	—
C. Barshefsky	918,241,494	74,147,627	2,568,838	—
U.M. Burns	973,976,309	18,860,769	2,120,881	—
K. I. Chenault	965,680,161	26,737,380	2,542,014	—
P. Chernin	922,651,521	70,217,669	2,088,769	—
J. Leschly	917,914,988	74,534,535	2,508,436	—
R. C. Levin	977,182,427	15,657,213	2,118,319	—
R. A. McGinn	828,375,641	163,994,850	2,587,468	—
E. D. Miller	918,550,738	74,216,172	2,191,049	—
S. S Reinemund	977,567,814	15,243,909	2,146,236	—
R. D. Walter	913,549,694	79,276,547	2,131,718	—
R. A. Williams	977,772,551	15,074,873	2,110,535	—

Mr. Peter W. Lindner, a shareholder who nominated himself under the Company’s By-Laws as a candidate for director at the 2009 Annual Meeting, voted 11 shares that he owned of record in favor of his candidacy. No other shares of the Company’s common stock were voted for Mr. Lindner.

ITEM 6. EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 1, 2009	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and
Chief Financial Officer

Date: May 1, 2009	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and
Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

10.1	Form of award agreement for executive officers in connection with Portfolio Grant 2009-2010 under the American Express Company 2007 Incentive Compensation Plan.

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

E-1