Form 10-Q
period 2009-06-30
AMERICAN EXPRESS CO
filed 2009-08-03
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009
Common Shares (par value $.20 per share)	1,189,201,513 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended June 30,
	2009	2008
Revenues
Non-interest revenues
Discount revenue	$3,305	$3,991
Net card fees	532	542
Travel commissions and fees	407	573
Other commissions and fees	439	590
Securitization (loss) income, net	(2)	227
Other	670	578

Total non-interest revenues	5,351	6,501

Interest income
Interest and fees on loans	1,081	1,564
Interest and dividends on investment securities	196	217
Deposits with banks and other	11	76

Total interest income	1,288	1,857

Interest expense
Deposits	105	123
Short-term borrowings	7	136
Long-term debt	431	631
Other	4	13

Total interest expense	547	903

Net interest income	741	954

Total revenues net of interest expense	6,092	7,455

Provisions for losses
Charge card	237	241
Cardmember lending	1,303	1,537
Other	44	46

Total provisions for losses	1,584	1,824

Total revenues net of interest expense after provisions for losses	4,508	5,631
Expenses
Marketing, promotion, rewards and cardmember services	1,512	1,924
Salaries and employee benefits	1,370	1,495
Professional services	599	606
Other, net	609	832

Total	4,090	4,857

Pretax income from continuing operations	418	774
Income tax provision	76	114

Income from continuing operations	342	660
Loss from discontinued operations, net of tax	(5)	(7)

Net income	$337	$653

Earnings per Common Share — Basic: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.09	$0.57
Loss from discontinued operations	—	(0.01)

Net income attributable to common shareholders (a)	$0.09	$0.56

Earnings per Common Share — Diluted: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.09	$0.56
Loss from discontinued operations	—	—

Net income attributable to common shareholders (a)	$0.09	$0.56

Average common shares outstanding for earnings per common share:
Basic	1,162	1,154

Diluted	1,165	1,163

Cash dividends declared per common share	$0.18	$0.18

(a)	Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the quarter ended June 30, 2009, due to the repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP), (ii) preferred shares dividends and related accretion of $22 million for the quarter ended June 30, 2009 and (iii) earnings allocated to participating share awards of $1 million and $3 million for the quarters ended June 30, 2009 and 2008, respectively. Net income attributable to common shareholders, after consideration of the items described in (i) – (iii) above, was $102 million and $650 million for the quarter ended June 30, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Revenues
Non-interest revenues
Discount revenue	$6,371	$7,709
Net card fees	1,064	1,073
Travel commissions and fees	772	1,067
Other commissions and fees	892	1,212
Securitization income, net	139	671
Other	1,120	1,038

Total non-interest revenues	10,358	12,770

Interest income
Interest and fees on loans	2,373	3,235
Interest and dividends on investment securities	350	403
Deposits with banks and other	39	161

Total interest income	2,762	3,799

Interest expense
Deposits	190	272
Short-term borrowings	34	297
Long-term debt	865	1,281
Other	13	24

Total interest expense	1,102	1,874

Net interest income	1,660	1,925

Total revenues net of interest expense	12,018	14,695

Provisions for losses
Charge card	573	586
Cardmember lending	2,717	2,346
Other	97	103

Total provisions for losses	3,387	3,035

Total revenues net of interest expense after provisions for losses	8,631	11,660
Expenses
Marketing, promotion, rewards and cardmember services	2,814	3,680
Salaries and employee benefits	2,623	2,965
Professional services	1,118	1,156
Other, net	1,114	1,624

Total	7,669	9,425

Pretax income from continuing operations	962	2,235
Income tax provision	177	531

Income from continuing operations	785	1,704
Loss from discontinued operations, net of tax	(11)	(60)

Net income	$774	$1,644

Earnings per Common Share — Basic: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.41	$1.47
Loss from discontinued operations	(0.01)	(0.05)

Net income attributable to common shareholders (a)	$0.40	$1.42

Earnings per Common Share — Diluted: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.41	$1.46
Loss from discontinued operations	(0.01)	(0.05)

Net income attributable to common shareholders (a)	$0.40	$1.41

Average common shares outstanding for earnings per common share:
Basic	1,159	1,153

Diluted	1,161	1,163

Cash dividends declared per common share	$0.36	$0.36

(a)	Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the six months ended June 30, 2009, due to the repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP) (ii) preferred shares dividends and related accretion of $94 million for the six months ended June 30, 2009 and (iii) earnings allocated to participating share awards of $5 million and $9 million for the six months ended June 30, 2009 and 2008, respectively. Net income attributable to common shareholders, after consideration of the items described in (i) – (iii) above, was $463 million and $1,635 million for the six months ended June 30, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	June 30, 2009	December 31, 2008
Assets
Cash and cash equivalents
Cash and cash due from banks	$588	$1,574
Interest-bearing deposits in other banks (including federal funds sold and securities purchased under resale agreements: 2009, $126; 2008, $141)	6,129	6,554
Short-term investment securities	8,898	12,419

Total	15,615	20,547
Accounts receivable
Cardmember receivables, less reserves: 2009, $714; 2008, $810	30,728	32,178
Other receivables, less reserves: 2009, $122; 2008, $118	3,913	4,393
Loans
Cardmember lending, less reserves: 2009, $3,219; 2008, $2,570	29,238	39,641
Other, less reserves: 2009, $31; 2008, $39	549	1,018
Investment securities	22,319	12,526
Premises and equipment – at cost, less accumulated depreciation: 2009, $3,952; 2008, $3,743	2,763	2,948
Other assets	11,891	12,607
Assets of discontinued operations	19	216

Total assets	$117,035	$126,074

Liabilities and Shareholders’ Equity
Liabilities
Customers’ deposits	$20,128	$15,486
Travelers Cheques outstanding	5,968	6,433
Accounts payable	8,286	8,428
Short-term borrowings	2,198	8,993
Long-term debt	53,516	60,041
Other liabilities	13,519	14,592
Liabilities of discontinued operations	—	260

Total liabilities	103,615	114,233

Contingencies (see Note 18)
Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,189 million shares in 2009 and 1,160 million shares in 2008	239	232
Additional paid-in capital	11,155	10,496
Retained earnings	2,931	2,719
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains (losses), net of tax: 2009, $(7); 2008, $458	33	(699)
Net unrealized derivatives losses, net of tax: 2009, $27; 2008, $44	(49)	(80)
Foreign currency translation adjustments, net of tax: 2009, $45; 2008, $64	(459)	(368)
Net unrealized pension and other postretirement benefit costs, net of tax: 2009 $216; 2008, $216	(430)	(459)

Total accumulated other comprehensive loss	(905)	(1,606)

Total shareholders’ equity	13,420	11,841

Total liabilities and shareholders’ equity	$117,035	$126,074

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$774	$1,644
Loss from discontinued operations, net of tax	11	60

Income from continuing operations	785	1,704
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	3,725	3,315
Depreciation and amortization	568	359
Deferred taxes, acquisition costs and other	(1,387)	(636)
Stock-based compensation	121	128
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	422	581
Other assets	627	223
Accounts payable and other liabilities	(1,078)	2,670
Travelers Cheques outstanding	(462)	(283)
Net cash used in operating activities attributable to discontinued operations	(165)	(94)

Net cash provided by operating activities	3,156	7,967

Cash Flows from Investing Activities
Sale of investments	1,897	1,332
Maturity and redemption of investments	1,371	4,750
Purchase of investments	(10,023)	(6,668)
Net decrease (increase) in cardmember loans/receivables	8,500	(670)
Proceeds from cardmember loan securitizations	998	6,551
Maturities of cardmember loan securitizations	(2,100)	(3,970)
Purchase of premises and equipment	(334)	(405)
Sale of premises and equipment	36	22
Acquisitions, net of cash acquired	—	(4,364)
Net cash provided by investing activities attributable to discontinued operations	183	2,392

Net cash provided by (used in) investing activities	528	(1,030)

Cash Flows from Financing Activities
Net change in customer deposits	4,766	(448)
Net decrease in short-term borrowings	(6,719)	(423)
Issuance of long-term debt	2,980	10,073
Principal payments on long-term debt	(9,682)	(8,426)
Issuance of American Express Series A preferred shares and warrants	3,389	—
Issuance of American Express common shares	531	160
Repurchase of American Express Series A preferred shares	(3,389)	—
Repurchase of American Express common shares	—	(219)
Common and preferred dividends paid	(494)	(418)
Net cash used in financing activities attributable to discontinued operations	(19)	(2,446)

Net cash used in financing activities	(8,637)	(2,147)

Effect of exchange rate changes on cash	20	33

Net (decrease) increase in cash and cash equivalents	(4,933)	4,823
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2009, $3; 2008, $6,390	20,550	15,268

Cash and cash equivalents at end of period includes cash of discontinued operations: 2009, $2; 2008, $3,716	$15,617	$20,091

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

As discussed in the 2008 Form 10-K, the Company became a bank holding company during the fourth quarter of 2008 under the Bank Holding Company Act of 1956, and the Federal Reserve Board (Federal Reserve) became the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Recently Issued Accounting Standards

The Financial Accounting Standards Board (FASB) recently issued the following accounting standards, which are effective beginning January 1, 2010. The Company is currently assessing the impact of these standards.

•

FASB Statement No. 166, “Accounting for Transfers of Financial Assets” (SFAS No. 166) amends the derecognition guidance in FASB Statement 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” to remove the concept of a qualifying special purpose entity (QSPE) and to eliminate the exception for a QSPE from the consolidation guidance of FASB Interpretation 46, “Consolidation of Variable Interest Entities” (FIN 46(R)). SFAS No. 166 also requires enhanced disclosures about continuing involvement, retained risks, and the nature and financial effect of restrictions.

•

FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (SFAS No. 167) amends the consolidation guidance that applies to variable interest entities (VIEs) and requires an entity to reconsider its previous FIN 46(R) conclusions, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) what type of financial statement disclosures are required.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2. Discontinued Operations

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB), to Standard Chartered PLC (Standard Chartered). The sale was completed on February 29, 2008.

On September 18, 2007, the Company also entered into an agreement with Standard Chartered to sell American Express International Deposit Company (AEIDC), a subsidiary that issues investment certificates to AEB’s customers, 18 months after the close of the AEB sale through a put/call agreement. In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation as it is the Company’s intention to exercise its AEIDC put option in the third quarter of 2009. On May 14, 2009, in accordance with the terms of the put/call agreement, the Company formally notified Standard Chartered of its intention to exercise its AEIDC put option in the third quarter of 2009.

For all periods presented, all of the operating results, assets and liabilities, and cash flows of AEB (except for certain components of AEB that were not sold) and AEIDC have been removed from the Corporate & Other segment and are presented separately in discontinued operations in the Company’s Consolidated Financial Statements. The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

The decline in the assets of discontinued operations and the liabilities of discontinued operations between December 31, 2008 and June 30, 2009 is primarily attributable to the sale of investment securities by AEIDC and the repayment of intercompany borrowings.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Accounts Receivable

Accounts receivable at June 30, 2009 and December 31, 2008, consisted of:

(Millions)	2009	2008

U.S. Card Services	$15,937	$17,822

International Card Services	5,359	5,582

Global Commercial Services	9,945	9,397

Global Network & Merchant Services (a)	201	187

Cardmember receivables, gross (b)	31,442	32,988

Less: Cardmember reserve for losses	714	810

Cardmember receivables, net	$30,728	$32,178

Other receivables, gross (c)	$4,035	$4,511

Less: Other reserve for losses	122	118

Other receivables, net	$3,913	$4,393

(a)	Includes receivables primarily related to the Company’s business partners and International Currency Card portfolios.
(b)	Includes approximately $9.5 billion and $9.9 billion of cardmember receivables outside the United States as of June 30, 2009 and December 31, 2008, respectively.
(c)	Other receivables primarily represent amounts due from the Company’s travel customers, third party issuing partners, accrued interest on investments, receivables acquired in connection with the purchase of Corporate Payment Services (CPS), Company cash held in an off-balance sheet securitization trust for daily settlement requirements, and other receivables due to the Company in the ordinary course of business.

The following table presents changes in the cardmember receivable reserve for losses for the six months ended June 30:

(Millions)	2009	2008

Balance, January 1	$810	$1,149

Additions:

Cardmember receivables provision	573	586

Deductions/Other:

Cardmember receivables net write-offs (a)	(672)	(550)

Cardmember receivables other (b)	3	(39)

Balance, June 30	$714	$1,146

(a)	Represents write-offs of charge card balances consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries of $163 million and $101 million for the six months ended June 30, 2009 and 2008, respectively.
(b)	Primarily includes foreign currency translation adjustments. For the three months ended June 30, 2008, this amount also includes waived fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans

Loans at June 30, 2009 and December 31, 2008 consisted of:

(Millions)	2009	2008

U.S. Card Services	$23,566	$32,684

International Card Services	8,866	9,499

Global Commercial Services	25	28

Cardmember lending, gross	32,457	42,211

Less: Cardmember lending reserve for losses	3,219	2,570

Cardmember lending, net	$29,238	$39,641

Other loans, gross (a)	$580	$1,057

Less: Other reserve for losses	31	39

Other loans, net	$549	$1,018

(a)	Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the CPS acquisition. Other loans at December 31, 2008, included a loan to an affiliate in discontinued operations.

The following table presents changes in the cardmember lending reserve for losses for the six months ended June 30:

(Millions)	2009	2008

Balance, January 1	$2,570	$1,831

Additions:

Cardmember lending provisions (a)	2,692	2,282

Cardmember lending other (b)	25	64

Total provision	2,717	2,346

Deductions:

Cardmember lending net write-offs – principal (c)	(1,629)	(1,244)

Cardmember lending net write-offs – interest and fees (c)	(286)	(276)

Cardmember lending other (d)	(153)	(63)

Balance, June 30	$3,219	$2,594

(a)	Represents loss provisions for cardmember lending consisting of principal (resulting from authorized transactions), interest, and fee reserves components.
(b)	Primarily represents adjustments to cardmember lending receivables resulting from unauthorized transactions. For the six months ended June 30, 2008, this amount also includes waived fees.
(c)	Cardmember lending net write-offs – principal for June 30, 2009 and 2008 include recoveries of $174 million and $150 million, respectively. Recoveries of interest and fees were de minimis.
(d)	For June 30, 2009, this amount primarily includes $144 million of reserves that were removed in connection with securitizations during the period. The offset is in the allocated cost of the associated retained subordinated securities. This amount also includes foreign currency translation adjustments. Prior periods primarily included foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in the other loans reserve for losses for the six months ended June 30:

(Millions)	2009	2008

Balance, January 1	$39	$45

Provisions	36	19

Net write-offs and other (a)	(44)	(17)

Balance, June 30	$31	$47

(a)	Net write-offs for June 30, 2009 and 2008 include recoveries of $4 million and $4 million, respectively.

5. Investment Securities

The following is a summary of investment securities, all of which are classified as available-for-sale at June 30, 2009 and December 31, 2008:

	June 30, 2009				December 31, 2008
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,452	$35	$(533)	$5,954	$6,628	$37	$(1,034)	$5,631
U.S. Government treasury obligations	4,934	23	—	4,957	1,533	41	—	1,574
U.S. Government agency obligations	6,462	53	—	6,515	3,541	51	—	3,592
Mortgage-backed securities(a)	131	2	(1)	132	73	2	—	75
Retained subordinated securities(b)	2,932	235	(66)	3,101	1,328	—	(584)	744
Equity securities(c)	100	300	—	400	200	344	—	544
Corporate debt securities	1,186	9	(22)	1,173	230	1	(13)	218
Foreign government bonds and obligations	61	1	(2)	60	84	1	(4)	81
Other	27	—	—	27	67	—	—	67

Total	$22,285	$658	$(624)	$22,319	$13,684	$477	$(1,635)	$12,526

(a)	Represents the amount of mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Consists of investments in retained subordinated securities from the Company’s securitization of cardmember loans.
(c)	Represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).

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

•

When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy. The Company has not classified any investment securities in Level 1 of the fair value hierarchy.

•

When quoted prices in an active market are not available, the fair market values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, the Company did not apply any adjustments to prices received from the pricing services. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

As of June 30, 2009 and December 31, 2008, all of the Company’s investment securities are classified within Level 2 of the fair value hierarchy, except for the retained subordinated securities from the Company’s securitization of cardmember loans, which are classified within Level 3 of the fair value hierarchy. Refer to Note 7 for further details including the valuation methodology used to calculate the fair value of the retained subordinated securities.

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

Other-Than-Temporary Impairment

The Company reviews and evaluates investments at least quarterly, and more often as market conditions may require, to identify investments that have indications of other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, the Company considers several metrics when evaluating securities for other-than-temporary impairment. The key factors considered include the determination of the extent to which the decline in the fair value of the security is due to increased default risk for the specific issuer, or market interest rate risk. With respect to increased default risk, the Company assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, the Company assesses whether it has the intent to sell the securities, and whether it is more likely than not that the Company will not be required to sell the securities before recovery of any unrealized losses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about available-for-sale investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008:

(Millions)	June 30, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$703	$(25)	$3,533	$(508)	$2,515	$(326)	$2,037	$(708)
Retained subordinated securities	881	(55)	64	(11)	744	(584)	—	—
Corporate debt securities	29	(2)	69	(20)	35	(1)	99	(12)
Foreign government bonds and obligations	4	—	21	(2)	27	(4)	—	—
Mortgage-backed securities:	70	(1)	6	—	—	—	—	—

Total	$1,687	$(83)	$3,693	$(541)	$3,321	$(915)	$2,136	$(720)

The following tables summarize the gross unrealized losses of temporary impairments by ratio of fair value to amortized cost as of June 30, 2009 and December 31, 2008

June 30, 2009:

(Millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
90%–100%	212	$1,572	$(67)	327	$1,746	$(102)	539	$3,318	$(169)
Less than 90%	17	115	(16)	253	1,947	(439)	270	2,062	(455)

Total	229	$1,687	$(83)	580	$3,693	$(541)	809	$5,380	$(624)

December 31, 2008:

(Millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Numbers of Securities	Estimated Fair Value	Gross Unrealized Losses
90%–100%	327	$1,289	$(73)	37	$111	$(7)	364	$1,400	$(80)
Less than 90%	321	2,032	(842)	310	2,025	(713)	631	4,057	(1,555)

Total	648	$3,321	$(915)	347	$2,136	$(720)	995	$5,457	$(1,635)

At June 30, 2009, the gross unrealized losses on state and municipal securities and all other securities are attributable to a number of reasons such as increases in issuer specific credit spreads and changes in market interest rates. In assessing default risk on these securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the securities. The gross unrealized losses on the retained subordinated securities from the Company’s securitization of cardmember loans are attributable to widening of specific credit spreads of the American Express Credit Account Master Trust (Lending Trust). In assessing default risk on these securities, the Company has also analyzed the projected cash flows of the Lending Trust and expects to collect all of the contractual cash flows due on the securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Overall, for investment securities in gross unrealized loss positions identified above, the Company does not intend to sell the securities, and it is more likely than not that it will not be required to sell the securities before recovery of the unrealized losses, and expects that the contractual principal and interest will be received on the securities.

Supplemental Information

Gross realized gains and losses on sales of investment securities, included in other non-interest revenue, follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Gains(a)	$222	$1	$223	$4
Losses	—	(1)	—	(1)

Total	$222	$—	$223	$3

(a)	Primarily represents the gain from the sale of 50 percent of the Company’s investment in ICBC.

Contractual maturities of investment securities classified as available-for-sale, excluding equity securities and other securities (primarily mutual funds with no stated maturity), as of June 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$5,364	$5,400
Due after 1 year through 5 years	9,973	10,208
Due after 5 years through 10 years	680	650
Due after 10 years	6,140	5,632

Total	$22,157	$21,890

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because borrowers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Fair Values of Financial Instruments

FASB Statement No. 107, “Disclosures About Fair Value of Financial Instruments” (SFAS No. 107), as amended by FASB Staff position No. 107-1 and APB 28-1 “Interim Disclosures About Fair Value of Financial Instruments” requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements of SFAS No. 107 exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses fair value information for the Company’s financial assets and financial liabilities, included in the scope of SFAS No. 107, as amended, as of the dates presented:

(Rounded to nearest billion)	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:

Assets for which carrying values equal or approximate fair value	$75	$75	$73	$73

Loans	$30	$30	$41	$41

Financial Liabilities:

Liabilities for which carrying values equal or approximate fair value	$42	$42	$45	$44

Long-term debt	$54	$52	$60	$56

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of June 30, 2009 and December 31, 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be estimated by aggregating the amounts presented. The following methods were used to determine estimated fair values.

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest, and certain other assets. For these assets, the carrying values approximate fair value because they are short-term in duration or variable rate in nature.

In addition, the following financial assets are carried at fair value:

Investments Securities

Investment securities are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive (loss) income. Gains and losses on investment securities classified as available-for-sale are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value below amortized cost is other-than-temporary. Refer to Note 5 for additional information regarding investment securities, including the valuation methodologies used to calculate fair value.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets (accumulated other comprehensive (loss) income) based upon the nature of the derivative. Refer to Note 15 for additional information regarding derivative financial instruments, including the valuation methodologies used to calculate fair value.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest-Only Strip

The interest-only strip is recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income. Refer to Note 7 for additional information regarding the interest-only strip, including the valuation methodology used to calculate fair value.

Financial Assets Carried at Other Than Fair Value

Loans

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans, the principal market is assumed to be the securitization market, and the Company uses the hypothetical securitization price to determine the fair value of the portfolio. The securitization price is determined from the assumed proceeds of the hypothetical securitization in the current market, adjusted for securitization uncertainties such as market conditions and liquidity.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair values include accrued interest, customer deposits, Travelers Cheques outstanding, short-term borrowings, and certain other liabilities. For these liabilities, the carrying values approximate fair value because these are short-term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other Than Fair Value

Long-Term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on the Company’s current borrowing rates for similar types of borrowing. For variable-rate long-term debt that reprices within one year, fair value approximates carrying value. Refer to Note 16 for discussion of carrying and fair value information regarding guarantees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Asset Securitizations

Off-Balance Sheet Securitizations

Servicing Portfolio

The Company periodically securitizes cardmember loans through the American Express Credit Account Master Trust (the Lending Trust). The following table illustrates the activity in the Lending Trust (including the securitized cardmember loans and seller’s interest) for the six months ended June 30:

(Millions)	2009	2008
Lending Trust assets, January 1	$41,579	$36,194
Account additions, net	—	10,187
Cardmember activity, net	(6,354)	(2,394)

Lending Trust assets, June 30	$35,225	$43,987

Securitized cardmember loans, January 1	$28,955	$22,670
Impact of issuances, external	1,000	6,565
Impact of issuances, retained	1,748	895
Impact of maturities	(2,100)	(3,970)

Securitized cardmember loans, June 30	$29,603	$26,160

Seller’s interest, January 1	$12,624	$13,524
Impact of issuances	(2,748)	(7,460)
Impact of maturities	2,100	3,970
Account additions, net	—	10,187
Cardmember activity, net	(6,354)	(2,394)

Seller’s interest, June 30	$5,622	$17,827

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

The Company retains servicing responsibilities for the transferred cardmember loans through its subsidiary, American Express Travel Related Services Company, Inc. (TRS) and earns a related fee. No servicing asset or liability is recognized at the time of a securitization because the Company receives adequate compensation relative to current market servicing fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In an effort to address the concerns of the rating agencies and the recent decline in the trust excess spread due to the performance of the underlying credit card receivables in the Lending Trust and the related American Express Credit Account Secured Note Trusts (the “Note Trusts”), the subsidiaries of the Company that are the transferors of the Lending Trust announced that certain actions affecting outstanding series of securities issued by the Lending Trust and the Note Trusts were completed in order to adjust the credit enhancement structure of substantially all of the outstanding series of securities previously issued by the Lending Trust and the Note Trusts. The actions, which are permitted by the transaction documents governing the Lending Trust and Note Trusts, consist of the issuance of two new series of asset-backed securities, which will provide additional credit enhancement to all outstanding series, and the exercise of a discount option with respect to new principal receivables arising in the Lending Trust. In addition to improving the levels of credit enhancement for existing series of securities issued by the Lending Trust and the Note Trusts, the actions are expected to increase the yield (or trust excess spread rate) on assets in the Lending Trust. More particularly, the actions taken include the following:

1.	Issuance of two new series of investor certificates (collectively, the “Series D Certificates”). The invested amount of investor certificates constituting the Series D Certificates were equal to (i) approximately 4.2 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust prior to 2007 (excluding one series of investor certificates that are scheduled to mature in July 2009) and their corresponding portion of Series D Certificates and (ii) approximately 6.3 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust since 2007 and their corresponding portion of Series D Certificates, which resulted in the aggregate invested amount of the Series D Certificates being equal to approximately $1.5 billion. The Series D Certificates were acquired by the Company’s subsidiaries and affiliates that are the transferors of the Lending Trust in exchange for a portion of the Lending Trust retained interest (i.e., the “sellers’ interest”) owned by such subsidiaries and affiliates. The Series D Certificates will provide credit enhancement to the existing series of investor certificates in that they will receive payments from the cash flow of the Lending Trust only after payments due to all outstanding series of investor certificates issued by the Lending Trust that are supported by the Series D Certificates have been made to the holders thereof. The Series D Certificates were issued at a market rate of interest.

2.	Designation of a percentage of new principal receivables arising from accounts in the Lending Trust as “Discount Option Receivables” (as defined in the Lending Trust documentation). As permitted under the terms of the transaction documents governing the Lending Trust, collections on Discount Option Receivables may be applied as finance charge collections, the result of which would be expected to increase the yield on the assets in the Lending Trust. The Company estimates that this action will, over time, increase excess spread in the Lending Trust by approximately 400-600 basis points.

The Company believes that the actions described above will not have a material impact on the Company’s results of operations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securitization (Loss) Income

The following table summarizes the activity related to securitized loans reported in securitization income, net:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Excess spread, net (a)	(139)	96	(137)	406
Servicing fees	140	130	279	257
(Losses) Gains on sales from securitizations (b)	(3)	1	(3)	8

Securitization (loss) income, net	(2)	227	139	671

(a)	Excess spread, net is the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses, and the changes in the fair value of the interest-only strip. This amount excludes issuer rate fees on the securitized accounts, which is recorded in discount revenue in the Company’s Consolidated Statements of Income.
(b)	Excludes $82 million and $(48) million of impact from cardmember loan sales and maturities for the three months ended June 30, 2009, as well as $117 million and $(71) million of impact from cardmember loan sales and maturities for the three months ended June 30, 2008, reflected in the provisions for losses for each respective period. Excludes $82 million and $(141) million of impact from cardmember loan sales and maturities for the six months ended June 30, 2009, as well as $257 million and $(139) million of impact from cardmember loan sales and maturities for the six months ended June 30, 2008, reflected in the provisions for losses for each respective period.

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

Retained Interests in Securitized Assets and Fair Value Measurement

The Company retains subordinated interests in the securitized cardmember loans. These interests include one or more A-rated, BBB-rated and unrated investments in tranches of the securitization (subordinated securities) and an interest-only strip. The following table presents retained interests at June 30, 2009 and December 31, 2008:

(Millions)	2009	2008

Subordinated securities (a)	$3,101	$744

Interest-only strip (b)	—	32

Total retained interests	$3,101	$776

(a)	The subordinated securities are accounted for at fair value as available-for-sale investment securities and are reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive (loss) income.
(b)	The interest-only strip is accounted for at fair value and is reported in other assets on the Company’s Consolidated Balance Sheets with changes in fair value recorded in securitization income, net in the Company’s Consolidated Statements of Income.

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

The following table presents the changes in fair value of the Company’s retained subordinated securities and its interest-only strip during the six months ended June 30, 2009:

(Millions)	Investments– Retained Subordinated Securities		Other Assets-Interest-Only Strip
Beginning fair value, January 1, 2009	$744		$32
Increases in securitized loans	1,604		—
Decreases in securitized loans	—		(17	) (b)
Total realized and unrealized gains (losses)	753	(a)	(15	) (b)

Ending fair value, June 30, 2009	$3,101		$—

(a)	Included in accumulated other comprehensive (loss) income, net of tax.
(b)	Included in securitization income, net.

Changes in the estimates and assumptions used may have a significant impact on the Company’s valuation of the retained interests. As a result of adverse changes in certain of these assumptions, the fair value of the interest-only asset had been reduced from $32 million at December 31, 2008 to nil at June 30, 2009. The primary drivers of this decline in value are an increase in credit losses and a reduction in the finance charge yield net of certificate interest costs.

The key assumptions and the sensitivity of the current year’s fair value of the retained subordinated securities to immediate 10 percent and 20 percent adverse changes in these key assumptions are as follows:

Retained Subordinated Securities

(Millions, except rates per annum)	Assumptions	Impact on fair value of 10% adverse change	Impact on fair value of 20% adverse change

Discount rate	6.9% - 26.8%	$(80.9)	$(157.8)

LIBOR	1.6% - 3.7%	$(0.1)	$(0.2)

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other Disclosures

The table below summarizes cash flows received from the Lending Trust for the six months ended June 30, 2009 and 2008:

(Millions)	2009	2008

Proceeds from new securitizations during the period	$998	$6,551

Proceeds from collections reinvested in revolving cardmember securitizations	$38,809	$37,579

Servicing fees received	$279	$257

Excess spread received, including issuer rate collections	$788	$1,274

The following table presents quantitative information about delinquencies, net credit losses, and components of securitized cardmember loans on a trust basis at June 30, 2009 and 2008:

(Billions)	Total Principal Amount of Loans	Amount of Loans 30 Days or More Past Due	Net Credit Write-offs During the Year
2009

Cardmember loans managed(a)	$62.1	$2.7	$3.4

Less: Cardmember loans securitized	29.6	1.3	1.5

Cardmember loans on-balance sheet	$32.5	$1.4	$1.9

2008

Cardmember loans managed(a)	$75.8	$2.5	$2.2

Less: Cardmember loans securitized	26.2	0.8	0.7

Cardmember loans on-balance sheet	$49.6	$1.7	$1.5

(a)	Excludes subordinated accrued interest receivable classified in other assets of $826 million and $708 million for the periods ended June 30, 2009 and 2008, respectively.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the total assets and liabilities held by the Charge Trust at June 30, 2009 and December 31, 2008:

(Billions)	2009	2008

Assets	$7.4	$7.8
Liabilities	$5.0	$5.0

These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions. For these assets, the carrying values approximate fair value because these are short-term in duration. The long-term debt is payable only out of collections on the underlying securitized assets. The fair value of these liabilities was $4.9 billion and $4.4 billion at June 30, 2009 and December 31, 2008, respectively.

Lending Trust and Charge Trust Triggers

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates.

The following table below presents key metrics reported by each trust at June 30, 2009:

	Lending Trust	Charge Trust
Excess spread rate, net:	(a)	(b)
3-month average – Trigger event
Trust trigger for reserve account funding	≤ 5.00%	≤ 4.00%
Trust trigger for early amortization	≤ 0%	≤ 0%

3-month average – Actual rate
Floating rate series actual rate	5.37%	28.50%
Fixed rate series actual rate	1.25%	25.33%

Reserve account funding (millions)
Required amount (c)
Floating rate series	$ 0	$ 0
Fixed rate series	$ 35	$ 0
Funded amount
Floating rate series	$ 0	$ 0
Fixed rate series	$ 5 (d)	$ 0

Seller’s interest percentage:
Required amount	≥ 7%	≥ 15%
Actual amount	14%	28%

Paydown rate – 3-month average:
Required amount	N/A	≥ 60.0%
Actual amount	N/A	92.6%

(a)	The excess spread rate, net including issuer rate collections in the Lending Trust is the sum of the net cash flows of the (i) excess spread, net and (ii) issuer rate, as a percentage of the outstanding investors’ certificates. Excess spread, net is the net cash flows from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investors’ certificates, credit losses, contractual servicing fees and other expenses. The deductions may be a greater amount than the collections, resulting in negative spread losses. Excess spread, net is reported by the Company in securitization income, net in the Consolidated Statements of Income. See above for the disclosure of excess spread, net. Issuer rate collections are a portion of monthly discount revenue that is earned and collected by the Company on new transactions by cardmembers that have their loans sold into the Lending Trust. These cash flows are available to pay monthly Lending Trust expenses. The issuer rate is reported in discount revenue in the Company’s Consolidated Statements of Income. In the event the excess spread, net in the Lending Trust becomes negative, and the issuer rate collections are utilized to pay Lending Trust expenses, this would be reflected as an expense in securitization income, net in the Company’s Consolidated Statements of Income and as a reduction of the floating and fixed series excess spread rates.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

(b)	The excess spread rate, net in the Charge Trust is the net cash flows from the discounted portion of principal collections allocated to the investors’ interests after deducting the interest paid on investors’ notes, credit losses, contractual servicing fees and other expenses, as a percentage of the outstanding investors’ notes.
(c)	If the three-month average excess spread rate, net including issuer rate collections falls below the trigger level of 5 percent or 4 percent for the Lending Trust and Charge Trust, respectively, the affected Trust is required to fund a cash account in increasing amounts ($3 million to $1.9 billion for the Lending Trust and $11 million to $207 million for the Charge Trust) depending on the severity by which the excess spread rate, net falls below the trigger level.
(d)	This amount is recorded in other receivables on the Company’s Consolidated Balance Sheets. The Company has rights to this cash, and it will only be used if this cash is required to help pay off any outstanding principal or interest at maturity or in the event of an early amortization (see below).

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

8. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Net income	$337	$653	$774	$1,644
Other comprehensive income (losses):
Net unrealized securities gains	400	209	732	89
Net unrealized derivative gains (losses)	12	90	31	(15)
Foreign currency translation adjustments	(72)	(92)	(91)	(93)
Net unrealized pension and other postretirement benefit costs	8	3	29	10

Total	$685	$863	$1,475	$1,635

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Customer Deposits

At June 30, 2009 and December 31, 2008, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2009	2008
U.S.:
Interest-bearing	$19,305	$14,377
Non-interest-bearing	12	16
Non-U.S.:
Interest-bearing	785	1,072
Non-interest-bearing	26	21

Total customer deposits	$20,128	$15,486

The customer deposits are aggregated by deposit type offered by the Company at June 30, 2009 and December 31, 2008, as follows:

(Millions)	2009	2008
Retail:
Cash sweep accounts	$7,120	$7,123
CDs and other retail deposits	11,985	6,375
Institutional	200	837
Other	823	1,151

Total customer deposits	$20,128	$15,486

At June 30, 2009 and December 31, 2008 time deposits, included in interest-bearing deposits above, in denominations of $100,000 or more were as follows:

(Millions)	2009	2008
U.S.	$253	$894

Non-U.S.	6	153

Total	$259	$1,047

The scheduled maturities of all time deposits, included in interest-bearing deposits above, at June 30, 2009, are as follows:

(Millions)	U.S.	Non-U.S.	Total
2009	$3,996	$493	$4,489
2010	2,535	—	2,535
2011	2,333	—	2,333
2012	1,194	—	1,194
2013	1,219	—	1,219
After 5 years	736	—	736

Total	$12,013	$493	$12,506

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of the Company’s federal tax returns for the years 2003 and 2004. However, all of these years continue to remain open as a consequence of certain issues under appeal.

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

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $602 million principally as a result of potential resolutions through settlements of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $602 million of unrecognized tax benefits, approximately $333 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining amount of $269 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended June 30, 2009 (a)	Six Months Ended June 30, 2009 (a)	Full Year 2008 (b)
Effective tax rate	18%	18%	20%

(a)	Each of the periods reflects recurring, permanent tax benefits. However, the lower tax rate for the three and six months ended June 30, 2009 reflects the larger impact of the benefits on a decreased level of pretax income.
(b)	The full year 2008 effective tax rate reflected tax benefits related to the resolution of certain prior years’ tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. Preferred Shares and Warrants

Capital Purchase Program

On January 9, 2009, under the United States Department of the Treasury (Treasury Department) Capital Purchase Program (CPP), the Company issued to the Treasury Department for aggregate proceeds of $3.39 billion: (1) 3.39 million shares of Fixed Rate (5 percent) Cumulative Perpetual Preferred Shares, Series A, and (2) a ten-year warrant (the Warrant) for the Treasury Department to purchase up to 24 million common shares at an exercise price of $20.95 per share. Upon issuance, $3.16 billion of the proceeds was allocated to the Preferred Shares, and $232 million of the proceeds was allocated to the Warrant based on their relative fair values at the date of issuance. The value of the Preferred Shares was scheduled to accrete to the face value of $3.39 billion over five years.

On June 9, 2009, the Company received notification from the Treasury Department that it had met the requirements to repurchase the CPP Preferred Shares and completed this repurchase on June 17, 2009. As a pre-condition to the repurchase of the Preferred Shares, the Treasury Department and the Company’s Banking Regulator required that the Company raise capital in the public markets. Accordingly, on May 18, 2009, the Company issued to the public $3.0 billion of non-guaranteed senior debt, comprising $1.25 billion of 7.25 percent, five-year notes and $1.75 billion of 8.125 percent, ten-year notes. Additionally, on June 5, 2009, the Company completed a $500 million public equity offering by issuing 19.8 million common shares at $25.25 per share. The underwriters retained a 30-day option to purchase 3 million additional shares at $25.25 per share. On June 10, 2009, the underwriters exercised that option to purchase an additional 1.9 million common shares.

At the date of the CPP Preferred Shares repurchase (June 17, 2009), the $3.39 billion cash paid exceeded the $3.18 billion carrying amount of the Preferred Shares. The $212 million excess represents an in-substance Preferred Shares dividend reducing EPS to common shareholders by $0.18 for the three and six months ended June 30, 2009, respectively. Refer to Note 12.

On July 1, 2009, the Company submitted notice to the Treasury Department of its intent to repurchase the Warrant issued under the CPP, including the Company’s determination of fair value. On July 29, 2009, the Company repurchased for $340 million the Warrant from the Treasury Department. Taking into consideration the CPP Preferred Share dividends and the repayment of the Warrant, the Treasury Department earned an annualized 26 percent return on its investment.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of non-participating share awards and other financial instruments that may be converted into common shares. The following table presents computations of basic and diluted EPS:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Basic and diluted:
Income from continuing operations	$342	$660	$785	$1,704
Preferred shares dividends, accretion, and recognition of remaining unaccreted dividends (a)	(234)	—	(306)	—
Earnings allocated to participating share awards	(1)	(3)	(5)	(9)

Income from continuing operations attributable to common shareholders	107	657	474	1,695

Loss from discontinued operations	(5)	(7)	(11)	(60)

Net income attributable to common shareholders	$102	$650	$463	$1,635

Denominator:
Basic: weighted-average common stock	1,162	1,154	1,159	1,153
Add: weighted-average stock options and warrants	3	9	2	10

Diluted	1,165	1,163	1,161	1,163

Basic Earnings Per Common Share:
Income from continuing operations attributable to common shareholders	$0.09	$0.57	$0.41	$1.47
Loss from discontinued operations	—	(0.01)	(0.01)	(0.05)

Net income attributable to common shareholders	$0.09	$0.56	$0.40	$1.42

Diluted Earnings Per Common Share:
Income from continuing operations attributable to common shareholders	$0.09	$0.56	$0.41	$1.46
Loss from discontinued operations	—	—	(0.01)	(0.05)

Net income attributable to common shareholders	$0.09	$0.56	$0.40	$1.41

(a)	Includes the accelerated preferred dividend accretion of $212 million, due to the repurchase of $3.39 billion of preferred shares issued as part of the CPP.

For the three months ended June 30, 2009 and 2008, unexercised stock options of 77 million and 29 million shares, respectively, and for the six months ended June 30, 2009 and 2008, unexercised stock options of 77 million and 25 million shares, respectively, were not included in the computation of diluted EPS. In addition, for the six months ended June 30, 2009, 24 million Warrant shares were not included in the computation of diluted EPS. These stock option and Warrant shares were not included because their respective exercise prices were greater than the average market price of the Company’s common shares. See Notes 10 and 22 to the Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, for discussion of the Company’s subordinated debentures, including the circumstances under which additional common shares would be reflected in the computation of EPS.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Details of Certain Consolidated Statements of Income Lines

As a result of becoming a bank holding company, the Company has made certain additional required disclosures for certain items representing 1 percent or more of the aggregate of total interest income and total non-interest revenues.

The following is a detail of other commissions and fees for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Delinquency fees	$163	$243	$372	$523
Foreign currency conversion revenue	165	205	308	394
Other	111	142	212	295

Total other commissions and fees	$439	$590	$892	$1,212

The following is a detail of other revenues for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Gain on investment securities	$222	$—	$223	$3
Insurance premiums	75	87	151	168
Other	373	491	746	867

Total other revenues	$670	$578	$1,120	$1,038

The following is a detail of marketing, promotions, rewards and cardmember services for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Marketing and promotion	$352	$663	$697	$1,257
Cardmember rewards	1,029	1,129	1,875	2,169
Cardmember services	131	132	242	254

Total marketing, promotion, rewards and cardmember services	$1,512	$1,924	$2,814	$3,680

The following is a detail of other, net expenses for the three and six months ended June 30:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Occupancy and equipment	$392	$412	$750	$787
Communications	106	115	210	230
MasterCard and Visa settlements	(213)	(68)	(423)	(140)
Other (a)	324	373	577	747

Total other, net expense	$609	$832	$1,114	$1,624

(a)	The three and six months ended June 30, 2009 include a $59 million benefit related to prior periods from the completion of certain account reconciliations. Also included in the three and six months ended June 30, 2009 was a $61 million unfavorable impact and a $5 million benefit related to fair value hedge ineffectiveness, respectively.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS). The following table presents certain operating segment information:

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Revenues, excluding interest income:
USCS	$2,271	$2,943	$4,617	$5,966
ICS	823	992	1,595	1,929
GCS	1,035	1,405	2,016	2,640
GNMS	888	1,025	1,701	1,967
Corporate & Other, including adjustments and eliminations	334	136	429	268

Total	$5,351	$6,501	$10,358	$12,770

Interest income:
USCS	$748	$1,189	$1,694	$2,497
ICS	399	524	799	1,034
GCS	21	49	42	95
GNMS	1	1	2	2
Corporate & Other, including adjustments and eliminations	119	94	225	171

Total	$1,288	$1,857	$2,762	$3,799

Interest expense:
USCS	$214	$539	$432	$1,148
ICS	131	260	280	512
GCS	53	146	111	283
GNMS	(21)	(57)	(43)	(117)
Corporate & Other, including adjustments and eliminations	170	15	322	48

Total	$547	$903	$1,102	$1,874

Revenues net of interest expense:
USCS	$2,805	$3,593	$5,879	$7,315
ICS	1,091	1,256	2,114	2,451
GCS	1,003	1,308	1,947	2,452
GNMS	910	1,083	1,746	2,086
Corporate & Other, including adjustments and eliminations	283	215	332	391

Total	$6,092	$7,455	$12,018	$14,695

Income (Loss) from continuing operations:
USCS	$(200)	$21	$(225)	$544
ICS	64	115	103	248
GCS	71	227	157	378
GNMS	236	299	473	522
Corporate & Other	171	(2)	277	12

Total	$342	$660	$785	$1,704

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has changed the manner with which it assesses the performance of its reportable operating segments to exclude the impact of its excess liquidity funding levels. Accordingly, beginning in the first quarter of 2009, the debt and cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread are no longer included within the reportable operating segment results (primarily USCS and GCS segments) and are reported in the Corporate & Other segment. The segment results for prior quarters have not been revised for this change. The following table shows the impact of the change in the segment results as follows:

For the three months ended June 30, 2009:

(Millions)	USCS	GCS	ICS	Corporate & Other	Total

Income (Loss) from continuing operations (a)	$38.5	$10.6	$0.2	$(49.3)	$—

For the six months ended June 30, 2009:

(Millions)	USCS	GCS	ICS	Corporate & Other	Total

Income (Loss) from continuing operations (a)	$82.0	$34.5	$0.5	$(117.0)	$—

(a)	The impact on reportable operating segment debt and asset balances for this change was a decrease to USCS and GCS of $17.9 billion and $7.1 billion, respectively, and an increase to Corporate & Other of $25.0 billion.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15. Derivatives and Hedging Activities

The Company uses derivative financial instruments to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in, for example, interest rates, foreign exchange rates or equity market prices. The Company’s market risk exposures primarily arise through:

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

Derivative financial instruments derive their value from an underlying variable or multiple variables such as interest rate, foreign exchange, and equity indices or prices. These instruments can increase, reduce or otherwise alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk and related asset/liability management strategy and processes. The Company uses derivatives to manage market risk exposures that arise within its business operations, but does not engage in derivative financial instruments for trading purposes.

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

Credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company manages derivative counterparty credit risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next twelve months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, the Company may, on occasion, enter into master netting agreements.

As of June 30, 2009 and December 31, 2008, the credit and nonperformance risks associated with the Company’s derivative counterparties were not significant.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at June 30, 2009 and December 31, 2008:

	Other assets		Other liabilities
(Millions)	Fair Value (a)		Fair Value (a)
Location	June 2009	December 2008	June 2009	December 2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges	$647	$1,072	$—	$—
Cash flow hedges	—	—	76	125
Foreign exchange contracts
Net investment hedges	53	535	407	165

Total derivatives designated as hedging instruments	$700	$1,607	$483	$290

Derivatives not designated as hedging instruments
Interest rate contracts	$11	$9	$4	$20
Foreign exchange contracts	121	166	109	173

Total derivatives not designated as hedging instruments	132	175	113	193

Total derivatives (b)	$832	$1,782	$596	$483

(a)	The fair values of the Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.
(b)	Financial Interpretation No. 39, “Offsetting of Amounts Related to Certain Contracts” (FIN 39), permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. At June 30, 2009 and December 31, 2008, $54 million and $39 million, respectively, of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with FIN 39.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

A fair value hedge is a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating rate at the time of issuance. As of June 30, 2009, the Company hedged $12.4 billion of its fixed-rate debt to floating rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship, which is not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt.

The following tables summarize the impact of fair value hedges associated with the Company’s fixed-rate long-term debt described above on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

Statement of Income

(Millions)	Derivative contract gain(loss)			Hedged item gain(loss)
Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax
		2009	2008		2009	2008	2009	2008
Fair value hedges:

Interest rate contracts	Other expenses, net	$(266)	$(193)	Other expenses, net	$226	$193	$(40)	$—

For the six months ended June 30:

Statement of Income

(Millions)	Derivative contract gain(loss)			Hedged item gain(loss)
Derivative relationship	Location	Amount recognized, net of tax		Location	Amount recognized, net of tax		Ineffective net gains (losses), net of tax
		2009	2008		2009	2008	2009	2008
Fair value hedges:

Interest rate contracts	Other expenses, net	$(277)	$(111)	Other expenses, net	$280	$112	$3	$1

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

A cash flow hedge is a derivative designated to hedge the exposure of variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to fixed rate debt for the duration of the swap. As of June 30, 2009, the Company hedged $2.3 billion of its floating debt to fixed rate debt using interest rate swaps.

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

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $53 million of net pretax losses on derivative instruments from accumulated other comprehensive (loss) income into earnings during the next 12 months.

Currently, the longest period of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions is approximately less than one year, and is related to certificates of deposit.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company designates foreign currency derivatives, primarily foreign exchange forwards, as hedges of net investments in certain foreign operations. These derivatives reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries.

For derivative financial instruments that qualify as net investment hedges, the effective portions of the change in fair value of the derivatives are recorded in accumulated other comprehensive (loss) income as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other, net expense during the period of change.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the impact of cash flow hedges and net investment hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax
	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount
Derivative relationship	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest rate contracts	$ (5)	$ 49	Interest expense	$ (19)	$ (41)	Other expenses, net	$ 2	$ —

Net investment hedges:
Foreign exchange contracts	$ (459)	$ (120)	Other expenses, net	$ —	$ —	Other expenses, net	$ —	$ —

For the six months ended June 30:

(Millions)	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax
	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount
Derivative relationship	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest rate contracts	$ (17)	$ (85)	Interest expense	$ (48)	$ (70)	Other expenses, net	$ —	$ —

Net investment hedges:
Foreign exchange contracts	$ (371)	$ (287)	Other expenses, net	$ —	$ —	Other expenses, net	$ —	$ —

Derivatives Not Designated as Hedges

The Company has derivatives that act as economic hedges and are not designated for hedge accounting treatment. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivative instrument effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

For derivative financial instruments that are not designated as hedges, changes in fair value are reported in current period earnings.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the impact of derivatives not designated as hedges on the consolidated financial statements for the three and six months ended June 30:

For the three months ended June 30:

(Millions)
Derivative relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax
		2009	2008
Derivatives not designated as hedges
Interest rate contracts	Other expense, net	$11	$9
Foreign exchange contracts	Interest and dividends on investment securities	—	—
	Interest expense on short-term borrowings	1	(1)
	Other expense, net	25	(20)

Total		$37	$(12)

For the six months ended June 30:

(Millions)
Derivative relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax
		2009	2008
Derivatives not designated as hedges
Interest rate contracts	Other expense, net	$11	$5
Foreign exchange contracts	Interest and dividends on investment securities	1	—
	Interest expense on short-term borrowings	1	(1)
	Other expense, net	28	18

Total		$41	$22

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Guarantees

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

The following table provides information related to such guarantees at June 30, 2009 and December 31, 2008:

	Maximum amount of undiscounted future payments(a) (Billions)		Amount of related liability(b) (Millions)
Type of Guarantee	June 30, 2009	December 31, 2008	June 30, 2009	December 31, 2008
Card and travel operations (c)	$66	$69	$103	$99
Other (d)	1	1	101	93

Total	$67	$70	$204	$192

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes.
(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.
(c)	Includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers. The Company generally has no collateral or other recourse provisions related to these guarantees.
(d)	Other primarily includes guarantees related to the Company’s business dispositions, real estate and various tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Restructuring Charges

During the second quarter, the Company recorded restructuring charges of approximately $200 million to further reduce its operating costs in light of the uncertain economic outlook. These restructuring activities are expected to result in the elimination of approximately 4,000 positions or about 6 percent of the Company’s total worldwide workforce. The reductions will occur across all business units, markets and staff groups. The restructuring activities related principally to downsizing and reorganizing certain operations.

During the three and six months ended June 30, 2009, the Company recorded $182 million and $177 million of new restructuring charges, net of adjustments of previously accrued amounts due to revisions of prior estimates. Restructuring charges and any subsequent adjustments related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment, professional services, and other net expenses.

The following table summarizes the Company’s restructuring reserves activity for the three and six months ended June 30, 2009:

For the three months ended June 30, 2009:

(Millions)	Severance (a)	Other (b)	Total

Liability balance at March 31, 2009	$288	$36	$324
Restructuring charges, net of $18 in adjustments (c)	159	23	182
Payments	(89)	(5)	(94)
Other non-cash (d)	9	—	9

Liability balance at June 30, 2009 (e)	$367	$54	$421

For the six months ended June 30, 2009:

(Millions)	Severance (a)	Other (b)	Total

Liability balance at December 31, 2008	$365	$62	$427
Restructuring charges, net of $23 in adjustments (c)	155	22	177
Payments	(159)	(30)	(189)
Other non-cash (d)	6	—	6

Liability balance at June 30, 2009 (e)	$367	$54	$421

(a)	Accounted for in accordance with SFAS No. 112, “Employer’s Accounting for Post Employment Benefits” and SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”
(b)	Other primarily includes facility exit and contract termination costs.
(c)	Net adjustments of $18 million during the three months ended June 30, 2009, ($12 million in ICS, $1 million in GCS, and $5 million in Corporate & Other) and $23 million during the six months ended June 30, 2009, ($12 million in ICS, $(1) million in GCS, $3 million in GNMS, and $9 million in Corporate & Other) primarily related to higher employee redeployments to other positions within the Company.
(d)	Consists primarily of foreign exchange impacts.
(e)	The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2010, with the exception of certain smaller amounts related to contractual long-term severance arrangements which are expected to be completed in 2011, and certain lease obligations which will continue until their expiration in 2022.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s restructuring charges, net of adjustments by reportable segment for the three and six months ended June 30, 2009, and the cumulative amounts relating to the restructuring programs that were in progress during 2009 and initiated at various dates between 2006 and 2009.

	2009 Total Restructuring Charges net of Adjustments			Cumulative Restructuring Expense Incurred to Date On In- Progress Restructuring Programs
(Millions)	Q1	Q2	Total	Severance	Other	Total
USCS	$—	$18	$18	$70	$6	$76
ICS	—	20	20	98	4	102
GCS	2	77	79	213	25	238
GNMS	(3)	16	13	49	2	51
Corporate & Other	(4)	51	47	153	58	211	(a)

Total	$(5)	182	$177	$583	$95	$678	(b)

(a)	The Corporate & Other segment includes certain 2009 and 2008 severance and other charges of $34 million and $133 million, respectively, related to Company-wide support functions which were not allocated to the Company’s operating segments, as these were corporate initiatives and are consistent with how such charges were reported internally. Had the Company allocated the second quarter 2009 charges to the operating segments, 24 percent would have remained in Corporate & Other while the balance would have been charged out as follows: USCS (37 percent), ICS (13 percent), GCS (13 percent) and GNMS (13 percent).
(b)	As of June 30, 2009, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

18. Contingencies

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

19. Subsequent Events

The Company has performed an evaluation of subsequent events through August 3, 2009, which is the date the financial statements were issued.

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

The Company met or exceeded these targets for most of the past decade. However, during 2008 and the first half of 2009, its performance fell short of the targets as economic and market conditions deteriorated in many parts of the world. As long as these difficult conditions persist, it is unlikely that the Company will achieve its on average and over time financial objectives. The share repurchase program was suspended in 2008 and, as a result, the portion of capital generated that is returned to shareholders is likely to be significantly below recent levels.

When economic conditions improve, the Company believes it will be positioned, over the long term, to generate revenue and earnings growth in line with its historical target levels. However, evolving market, regulatory and rating agency expectations will likely cause the Company, as well as other financial institutions, to maintain in future years a higher level of capital than they would have historically maintained. These higher capital requirements would in turn lead, all other things being equal, to lower future ROE than the Company has historically targeted. While the Company is not establishing a new target at this time, it currently believes that it will ultimately be positioned to deliver a ROE in excess of 20 percent over time. As the capital requirements for financial institutions become clearer, management will have greater visibility into this area. At that time, the Company will provide updated long-term ROE and capital distribution targets.

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

Current Economic Environment/Outlook

During the second quarter of 2009, cardmember spending remained under pressure within all of the Company’s businesses. While the year-over-year spending decline was fairly consistent through the first five months of the year, the decline has moderated slightly in June and July, and will likely moderate further as comparisons to last year results continue to get easier.

In addition to the challenging economic environment, all card issuers continue to face increased regulation as policy makers around the world step up efforts to modify practices in the payments industry.

To address the current economic conditions and to better position the Company’s cost structure for an anticipated slower economic growth environment over the medium term after the recession, the Company undertook additional reengineering initiatives as described below, which resulted in the recognition of a restructuring charge in this quarter. The Company’s operating expense trends in the second quarter reflected the cost reduction resulting from these reengineering programs. Based on its progress to date, the Company is on track to realize additional operating expense benefits this year.

Consistent with the business and economic environments, the Company has begun to change its pricing structure for certain products. Through a combination of cost reduction and revenue-building actions, the Company expects to further increase its financial flexibility. As discussed further below, the Company will continue to selectively and prudently invest in longer-term business-building actions and programs with the objective of capitalizing on its strong brand and competitive position in the payments industry.

The Company continues to remain cautious about the business environment. While cardmember spending remained weak during the second quarter, increases in net write-offs during the quarter were less than initially anticipated, due largely to lower than expected bankruptcy-driven write-offs. In addition, lending past due trends continued to improve due in part to actions taken by the Company that included a number of underwriting, customer management and collection initiatives. Assuming delinquency rates continue around current levels and bankruptcies increase somewhat, the Company now expects managed lending write-off rates in the U.S. during the next two quarters to be below 10 percent1.

[1]

The “managed basis” presentation includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and the “managed basis” information is attributable to the effects of securitized activities. The Company is not presenting estimates of owned net write-of rates comparable to the managed data above because the owned write-off rates are not determinable at this time. For further discussion of the Company’s owned and managed basis presentation, refer to the information set forth under U.S. Card Services in the section captioned “Differences Between GAAP and Managed Presentations”.

The net result of all of these factors positions the Company to invest in its businesses at a somewhat greater level than previously expected. The $1.5 billion of investment-related reengineering savings included within the previously announced $2.6 billion of targeted reengineering savings would be offset to the extent of such investments.

Notwithstanding the challenging environment, the Company continues to be focused on generating earnings in excess of its dividend payment. The Company’s objectives in this environment are maintaining liquidity and profitability and investing selectively for growth.

While some of the recent trends give the Company confidence in its ability to meet its key goals, the benefits related to the lower than expected provision costs will most likely be directed towards marketing and promotion, investments and other business initiatives. The Company’s investments in the third and fourth quarters will focus on a number of key business goals, including:

•	The Company’s premium lending strategy, evidenced by the investments in its partnership expansion with Delta and the recent extension of the Starwood partnership;

•	Activities surrounding the Company’s more proactive charge card product and marketing efforts;

•	Various merchant acceptance, corporate services and GNS expansion initiatives; and

•	Activities surrounding the Company’s data and information management capabilities.

Reengineering Initiatives

In response to the adverse economic conditions and to better position the Company’s cost structure for an anticipated slower economic growth environment over the medium term after the recession, the Company took various actions in the latter part of 2008 that resulted in recording pretax reengineering charges of $449 million ($291 million after-tax) to reduce its cost structure. The reengineering plan included lowering staff levels and compensation expense and reducing operating costs and related investment spending.

The Company began the execution and implementation of these initiatives in the fourth quarter of 2008, primarily associated with severance and other costs related to the elimination of approximately 7,000 positions or approximately 10 percent of its total worldwide workforce. Actions taken under the reengineering plan were initially anticipated to generate benefits, from previously anticipated spending levels in 2009, of $700 million from staffing and compensation decisions, $125 million from lower operating costs, and $1.0 billion in reduced investment spending, for a total of approximately $1.8 billion. As described above, the Company may revise its targeted reengineering savings if operating results for the second half of 2009 improve due to continued favorable credit trends in its businesses.

The Company undertook another large companywide reengineering initiative in the second quarter of 2009 to help further reduce its operating costs in light of the challenging economic conditions that continued to exist in the first half of 2009. These latest reengineering activities, which affected virtually all of the Company’s business units and staff groups, resulted in a pretax restructuring charge in the second quarter of 2009 of approximately $200 million ($130 million after-tax) before consideration of reversals of amounts accrued in prior quarters. The reengineering activities will result in the elimination of approximately 4,000 positions, which constitutes approximately 6 percent of the Company’s worldwide workforce. The total pretax charge included approximately $177 million in employee severance obligations and other employee- related costs and approximately $23 million in other costs principally relating to the termination of certain real property leases and other contracts.

The reengineering activities commenced in the second quarter related principally to downsizing and reorganizing certain operations due to a contraction of some of the Company’s businesses. Actions taken under the reengineering plan are anticipated to generate incremental cost benefits of $175 million from staffing and compensation decisions, $125 million from lower operating costs, and $500 million in reduced investment spending, for a total of approximately $0.8 billion in 2009.

Substantially all of the reengineering activities are expected to be completed by the end of 2009, with the remainder expected to be completed by the first half of 2010. The Company estimates that all of the severance and employee-related costs and a significant majority of the other costs will result in future cash expenditures.

Cumulatively through these reengineering initiatives, the Company is expecting to eliminate approximately 11,000 positions, which accounts for approximately 17 percent of the global workforce at the end of the third quarter of 2008. While the Company believes it is on track to realize estimated savings of $2.6 billion through these reengineering initiatives over the course of 2009, the better than expected credit trends discussed earlier will likely lead to increased marketing and promotion and other investment spending, thus reducing the $1.5 billion of savings included within the Company’s total reengineering targets to the extent of such increased spending.

Discontinued Operations

For the appropriate periods, the operating results, assets and liabilities, and cash flows of American Express Bank Ltd. (AEB), which was sold to Standard Chartered PLC (Standard Chartered) in 2008, and American Express International Deposit Company (AEIDC), which will be sold to Standard Chartered in the third quarter of 2009, have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements and notes related thereto.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of the Company’s discontinued operations.

American Express Company

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Card billed business (a):
United States	$104.8	$123.5	$202.2	$238.1
Outside the United States	46.6	57.4	88.4	109.2

Total	$151.4	$180.9	$290.6	$347.3

Total cards-in-force (millions) (b):
United States	49.8	53.5	49.8	53.5
Outside the United States	38.7	36.6	38.7	36.6

Total	88.5	90.1	88.5	90.1

Basic cards-in-force (millions) (b):
United States	38.7	41.9	38.7	41.9
Outside the United States	33.9	31.6	33.9	31.6

Total	72.6	73.5	72.6	73.5

Average discount rate (c)	2.55%	2.56%	2.55%	2.56%
Average basic cardmember spending (dollars) (d)	$2,712	$3,199	$5,155	$6,185
Average fee per card (dollars) (d)	$35	$34	$35	$34
Average fee per card adjusted (dollars)(d)	$39	$39	$39	$39

(a)	Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.
(b)	Total cards-in-force represents the number of cards that are issued and outstanding. Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary basic cards-in-force includes all cards that are issued and outstanding under network partnership agreements.
(c)	This calculation is designed to approximate merchant pricing. It represents the percentage of billed business (both proprietary and GNS) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.
(d)	Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $45 million and $34 million for the quarters ended June 30, 2009 and 2008, respectively. The card fees related to cardmember loans included in interest and fees on loans were $85 million and $70 million for the six months ended June 30, 2009 and 2008, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $62 million and $82 million for the quarters ended June 30, 2009 and 2008, respectively. The amount of amortization excluded was $132 million and $159 million for the six months ended June 30, 2009 and 2008, respectively. The Company presents adjusted average fee per card because management believes that this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

Selected Statistical Information (continued)

(Billions, except percentages and where indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Worldwide cardmember receivables:
Total receivables	$31.4	$39.9	$31.4	$39.9
Loss reserves (millions):
Beginning balance	$810	$1,221	$810	$1,149
Provision	237	241	573	586
Net write-offs	(340)	(293)	(672)	(550)
Other	7	(23)	3	(39)

Ending balance	$714	$1,146	$714	$1,146

% of receivables	2.3%	2.9%	2.3%	2.9%
Net write-off rate USCS	5.2%	3.9%	5.0%	3.8%
30 days past due as a % of total – USCS	2.6%	3.0%	2.6%	3.0%
Net loss ratio as a % of charge volume – ICS	0.36%	0.22%	0.35%	0.21%
90 days past due as a % of total – ICS	3.0%	2.4%	3.0%	2.4%
Net loss ratio as a % of total – GCS	0.22%	0.10%	0.20%	0.11%
90 days past due as a % of total – GCS	1.9%	1.6%	1.9%	1.6%

Worldwide cardmember lending – owned basis (a):
Total loans	$32.5	$49.6	$32.5	$49.6
30 days past due loans as a % of total	4.3%	3.4%	4.3%	3.4%
Loss reserves (millions):
Beginning balance	$3,013	$1,919	$2,570	$1,831
Provision	1,291	1,506	2,692	2,282
Net write-offs – principal	(847)	(678)	(1,629)	(1,244)
Net write-offs – interest and fees	(131)	(149)	(286)	(276)
Other (b)	(107)	(4)	(128)	1

Ending balance	$3,219	$2,594	$3,219	$2,594

Ending Reserves – principal	$3,035	$2,395	$3,035	$2,395
Ending Reserves – interest and fees	$184	$199	$184	$199
% of loans	9.9%	5.2%	9.9%	5.2%
% of past due	230%	155%	230%	155%
Average loans	$35.2	$49.6	$37.2	$50.2
Net write-off rate	9.6%	5.5%	8.8%	5.0%
Net interest yield on cardmember loans (c)	9.7%	8.5%	10.2%	8.7%

Worldwide cardmember lending – managed basis (d):
Total loans	$62.9	$76.5	$62.9	$76.5
30 days past due loans as a % of total	4.3%	3.3%	4.3%	3.3%
Net write-offs-principal (millions)	$1,541	$974	$2,933	$1,794
Average loans	$63.9	$75.8	$66.0	$75.9
Net write-off rate	9.7%	5.1%	8.9	4.7%
Net interest yield on cardmember loans (c)	9.9%	9.0%	10.4%	9.3%

(a)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.
(b)	For the quarter and six months ended June 30, 2009, other primarily includes $144 million of reserves that were removed in connection with securitizations during the period. The offset is in the allocated cost of the associated retained subordinated securities. This amount also includes foreign currency translation adjustments. The prior period primarily includes foreign currency translation adjustments.

(c)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Owned Basis:
Net interest income	$741	$954	$1,660	$1,925
Average loans (billions)	$35.2	$49.6	$37.2	$50.2
Adjusted net interest income (a)	$853	$1,056	$1,886	$2,180
Adjusted average loans (billions) (b)	$35.4	$49.7	$37.3	$50.3

Net interest yield on cardmember loans (c)	9.7%	8.5%	10.2%	8.7%

Managed Basis (d):
Net interest income (e)	$1,464	$1,594	$3,186	$3,248
Average loans (billions)	$63.9	$75.8	$66.0	$75.9
Adjusted net interest income (f)	$1,576	$1,695	$3,411	$3,503
Adjusted average loans (billions) (g)	$64.0	$76.0	$66.1	$75.9
Net interest yield on cardmember loans (c)	9.9%	9.0%	10.4%	9.3%

(a)	Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.
(b)	Represents average owned loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses - cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.
(e)	Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.
(f)	Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.
(g)	Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended June 30, 2009 and 2008

The Company’s consolidated income from continuing operations for the three months ended June 30, 2009, decreased $318 million or 48 percent to $342 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.47 or 84 percent to $0.09.

The Company’s consolidated net income for the three months ended June 30, 2009 decreased $316 million or 48 percent from the year ago period to $337 million, and diluted EPS decreased $0.47 or 84 percent to $0.09. Net income included a loss from discontinued operations of $5 million as compared to a $7 million loss from discontinued operations a year ago. For the twelve months ended, ROE was 13.2 percent, down from 31.1 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes reduced the growth rates of revenues net of interest expense, total expenses, and provisions for losses, 4 percent, 4 percent, and 2 percent, respectively, for the three months ended June 30, 2009.

Results from continuing operations for the three months ended June 30, 2009 included:

•	A $211 million ($135 million after-tax) gain on the sale of 50 percent of the Company’s equity holdings of Industrial and Commercial Bank of China (ICBC).

•	$182 million ($118 million after-tax) of net total reengineering costs, primarily reflecting a restructuring charge related to the Company’s ongoing reengineering initiatives.

Additionally, the second quarter of 2009 diluted EPS of $0.09 was negatively impacted by $0.18 per share as a result of the accelerated accretion of the dividends on the preferred shares repurchased from United States Department of the Treasury under the terms of the Capital Purchase Program, (CPP). Excluding the impact of the accelerated accretion, adjusted diluted EPS from continuing operations attributable to common shareholders would have been $0.27. Management believes adjusted diluted earnings per share from continuing operations attributable to common shareholders provides a useful metric to evaluate the ongoing operating performance of the Company.

Results from continuing operations for the three months ended June 30, 2008 included:

•	A $136 million ($85 million after-tax) charge to the fair market value of the Company’s interest-only strip; and

•	A $101 million tax benefit related to the resolution of certain prior years’ tax items.

The second quarter of 2008 income from continuing operations included $7 million ($4 million after-tax) of reengineering costs.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $6.1 billion, down $1.4 billion or 18 percent from $7.5 billion in the same period a year ago. Total revenues net of interest expense decreased due to lower discount revenue, lower total interest income, reduced securitization income, net, lower other commissions and fees, reduced other commissions and fees and lower net card fees, partially offset by lower total interest expense and higher other revenues.

Discount revenue declined $686 million or 17 percent to $3.3 billion as a result of a 16 percent decrease in billed business. The greater discount revenue versus billed business decline reflects the relatively faster growth in billed business related to GNS, where the Company shares discount revenue with card issuing partners. The average discount rate was 2.55 percent and 2.56 percent for the three months ended June 30, 2009 and 2008, respectively. As indicated in prior quarters, selective re-pricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were down 15 percent and 19 percent, respectively, primarily due to decreases in average spending per proprietary basic card.

The table below summarizes selected statistics for increases and decreases during the three months ended June 30, 2009:

	Percentage Increase/(Decrease)	Percentage Increase/(Decrease) Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	(16)%	(13)%
Proprietary billed business	(18)	(15)
GNS billed business (b)	(3)	6
Average spending per proprietary basic card	(15)	(12)
Basic cards-in-force	(1)
United States (a):
Billed business	(15)
Average spending per proprietary basic card	(13)
Basic cards-in-force	(8)
Proprietary consumer card billed business (c)	(16)
Proprietary small business billed business (c)	(17)
Proprietary Corporate Services billed business (d)	(17)
Outside the United States (a):
Billed business	(19)	(7)
Average spending per proprietary basic card	(21)	(8)
Basic cards-in-force	7
Proprietary consumer and small business billed business (e)	(20)	(7)
Proprietary Corporate Services billed business (d)	(33)	(21)

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.
(b)	Included in the Global Network and Merchant Services segment.
(c)	Included in the U.S. Card Services segment.
(d)	Included in the Global Commercial Services segment.
(e)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected relatively flat volume levels in Latin America and Asia Pacific, and declines in the low double digits in Europe and Canada.

Total cards-in-force declined two percent due to the effect of certain credit-related actions, including the cancellation of approximately 2.7 million inactive consumer and small business-cards during the three months ended June 30, 2009, as well as more modest card acquisition activities. In the U.S. and non-U.S. businesses there was a decline in total cards in force of 3.6 million and an increase of 0.5 million, respectively, during the three months ended June 30, 2009.

Travel commissions and fees decreased $166 million or 29 percent to $407 million primarily reflecting a 39 percent decrease in worldwide travel sales, partly offset by a higher sales commission rate.

Other commissions and fees decreased $151 million or 26 percent to $439 million primarily driven by lower delinquency fees related to lower average owned loan balances and reduced spending-related foreign currency conversion revenues.

Securitization income, net decreased $229 million resulting in a loss of $(2) million primarily due to lower excess spread, net, driven by increased write-offs, partially offset by the second quarter of 2008 charge to the fair market value of the interest-only strip and lower interest expense due to lower rates paid on variable-rate investor certificates. Securitization income, net represents the non-credit provision components of the gains from securitization activities within the U.S. Card Services segment, fair market value changes of the related interest-only strip and excess spread related to securitized loans and servicing income, net of related discounts or fees. As of June 30, 2009, the fair market value of the interest-only strip was nil versus $136 million as of June 30, 2008.

Other revenues increased $92 million or 16 percent to $670 million, primarily reflecting the ICBC gain, partially offset by lower revenues from the CPS acquisition versus second quarter 2008 due to the migration of clients to the American Express network.

Interest income declined $569 million or 31 percent to $1.3 billion in 2009. Interest and fees on loans decreased 31 percent, due to a 29 percent decline in the average owned loan balance and a lower portfolio yield driven by reduced market interest rates and the impact of various customer assistance programs, partially offset by the benefit of certain repricing initiatives. Interest and dividends on investment securities decreased 10 percent primarily reflecting reduced investment yields, which more than offset increased liquidity-related investment levels. Interest on deposits with banks and others decreased 86 percent, primarily due to lower balance of deposits in other banks.

Interest expense decreased $356 million or 39 percent to $547 million in 2009. Interest on deposits decreased 15 percent, due to a lower cost of funds, which more than offset increased balances. Interest on short-term borrowings decreased 95 percent due to significantly lower short-term debt levels and a lower cost of funds. Interest on long-term debt decreased 32 percent, primarily reflecting a lower cost of funds driven by reduced market rates on variably-priced debt, as well as a slightly lower average balance of long-term debt outstanding. Other interest decreased $9 million.

Provisions for Losses

Consolidated provisions for losses decreased $240 million or 13 percent over last year to $1.6 billion, primarily due to the impact of lower average owned loan balances, partially offset by higher cardmember lending reserve levels due to increased net write-off and past due loan levels.

Charge card provisions decreased $4 million or 2 percent to $237 million, due to lower business volume and receivable levels in the second quarter of 2009, which more than offset the impact of higher losses and past due receivables.

Cardmember lending provisions decreased $234 million or 15 percent to $1.3 billion, primarily reflecting lower average owned lending balances, partially offset by higher cardmember reserve levels due to increased net write-off and past due loan levels.

Expenses

Consolidated expenses were $4.1 billion, down $767 million or 16 percent from $4.9 billion for the same period in 2008. The total expense decline reflected lower marketing and promotion expenses, reduced salaries and employee benefits expense, and lower cardmember rewards expense.

Marketing, promotion, rewards and cardmember services expenses decreased $412 million or 21 percent to $1.5 billion compared to a year ago, reflecting lower discretionary investment spending as part of the reengineering initiatives, and lower overall rewards-related spending volumes, partially offset by a slightly higher Membership Rewards redemption rate and a relatively lower decline in co-brand spending volumes.

Salaries and employee benefits expenses decreased $125 million or 8 percent to $1.4 billion, reflecting the impact of lower employee levels due to the Company’s ongoing reengineering activities and reduced incentive-related costs. Included in the three months ended June 30, 2009 and 2008, was $154 million ($100 million after-tax) and $8 million ($5 million after-tax) of reengineering costs, respectively.

Other, net expenses decreased $223 million or 27 percent to $609 million due to the $150 million settlement payment from MasterCard in the second quarter of 2009, lower travel and entertainment expenses as part of the Company’s ongoing reengineering initiatives, and a $59 million benefit related to prior periods from the completion of certain account reconciliations, partially offset by a $61 million unfavorable impact related to fair value hedge ineffectiveness.

Income Taxes

The effective tax rate was 18 percent and 15 percent for the three months ended June 30, 2009 and 2008, respectively. The tax rate for the three months ended June 30, 2009, reflects the impact of recurring permanent tax benefits on a relatively low level of pretax income. The tax rate for the three months ended June 30, 2008, included a $101 million tax benefit related to the resolution of certain prior years’ tax items.

Discontinued Operations

Loss from discontinued operations, net of tax, was $5 million and $7 million for the three months ended June 30, 2009 and 2008, respectively. Loss from discontinued operations, net of tax, for the three months ended June 30, 2009 and 2008, was $4 million and $5 million, respectively. The losses from discontinued operations arose primarily from mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

Consolidated Results of Operations for the Six Months Ended June 30, 2009 and 2008

The Company’s consolidated income from continuing operations for the six months ended June 30, 2009, decreased $919 million or 54 percent to $785 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $1.05 or 72 percent to $0.41.

The Company’s consolidated net income for the six months ended June 30, 2009, decreased $870 million or 53 percent from the year ago period to $774 million, and diluted EPS decreased $1.01 or 72 percent to $0.40. Net income included a loss from discontinued operations of $11 million as compared to a $60 million loss from discontinued operations a year ago. For the twelve months ended, ROE was 13.2 percent, down from 31.1 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes reduced the growth rates of revenues net of interest expense, total expenses, and provisions for losses by 4 percent, 4 percent, and 2 percent, respectively, for the six months ended June 30, 2009.

Results from continuing operations for the six months ended June 30, 2009, included $182 million ($118 million after-tax) of net reengineering charges and a $211 million ($135 million after-tax) gain on the sale of a portion of the Company’s equity holding in ICBC. The six months ended June 30, 2008, included an addition to lending credit reserves and a charge to the fair market value of the Company’s interest-only strip, partially offset by a tax benefit relating to the resolution of certain prior years’ tax items.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $12.0 billion, down $2.7 billion or 18 percent from $14.7 billion in the same period a year ago. Total revenues net of interest expense decreased due to lower discount revenue, lower total interest income, reduced securitization income, net, lower other commissions and fees, reduced travel commissions and fees and higher other revenues, partially offset by lower total interest expense.

Discount revenue declined $1.3 billion or 17 percent to $6.4 billion as a result of a 16 percent decrease in billed business. The greater discount revenue versus billed business decline reflects the relatively faster growth in billed business related to GNS, where the Company shares discount revenue with card issuing partners. The average discount rate was 2.55 percent and 2.56 percent for the six months ended June 30, 2009 and 2008, respectively. As indicated in prior quarters, selective re-pricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were down 15 percent and 19 percent, respectively, primarily due to decreases in average spending per proprietary basic card.

The table below summarizes selected statistics for increases and decreases during the six months ended June 30, 2009:

	Percentage Increase/(Decrease)	Percentage Increase/(Decrease) Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	(16)%	(12)%
Proprietary billed business	(18)	(15)
GNS billed business (b)	(4)	6
Average spending per proprietary basic card	(17)	(13)
Basic cards-in-force	(1)
United States (a):
Billed business	(15)
Average spending per proprietary basic card	(15)
Basic cards-in-force	(8)
Proprietary consumer card billed business (c)	(16)
Proprietary small business billed business (c)	(15)
Proprietary Corporate Services billed business (d)	(18)
Outside the United States (a):
Billed business	(19)	(5)
Average spending per proprietary basic card	(23)	(8)
Basic cards-in-force	7
Proprietary consumer and small business billed business (e)	(21)	(6)
Proprietary Corporate Services billed business (d)	(31)	(18)

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.
(b)	Included in the Global Network and Merchant Services segment.
(c)	Included in the U.S. Card Services segment.
(d)	Included in the Global Commercial Services segment.
(e)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected relatively flat volumes in Latin America and Asia, Pacific, high single digit decline in Canada, and low double-digit decline in Europe.

Total cards-in-force declined two percent due to the effect of certain credit-related actions, including the cancellation of approximately 2.7 million inactive consumer and small business-cards during the three months ended June 30, 2009, as well as more modest card acquisition activities. In the U.S. and non-U.S. businesses there was a decline in total cards in force of 4.2 million and an increase of 0.3 million, respectively, during the six months ended June 30, 2009.

Travel commissions and fees decreased $295 million or 28 percent to $772 million reflecting a 37 percent decrease in worldwide travel sales.

Other commissions and fees decreased $320 million or 26 percent to $892 million primarily driven by lower fees related to reduced average owned loan balances and credit-related actions and decreased cardmember spending levels.

Securitization income, net decreased $532 million or 79 percent to $139 million primarily due to lower excess spread, net, driven by increased write-offs partially offset by the second quarter of 2008 charge to the fair market value of the interest-only strip and lower interest expense due to lower rates paid on variable-rate investor certificates. Securitization income, net represents the non-credit provision components of the gains from securitization activities within the U.S. Card Services segment, fair market value changes of the related interest-only strip and excess spread related to securitized loans and servicing income, net of related discounts or fees. As of June 30, 2009, the fair market value of the interest-only strip was nil versus $136 million as of June 30, 2008.

Other revenues increased $82 million or 8 percent to $1.1 billion, primarily reflecting the ICBC gain, partially offset by lower revenues from the CPS acquisition due to the migration of clients to the American Express network.

Interest income declined $1.0 billion or 27 percent to $2.8 billion in 2009. Interest and fees on loans decreased 27 percent, primarily reflecting lower average owned balances. Interest and dividends on investment securities decreased 13 percent primarily reflecting reduced investment yields, which more than offset increased liquidity-related investment levels. Interest on deposits with banks and others decreased 76 percent, primarily due to significantly lower yields.

Interest expense decreased $772 million or 41 percent to $1.1 billion in 2009. Interest on deposits decreased 30 percent, due to a lower cost of funds, which more than offset increased balances. Interest on short-term borrowings decreased 89 percent due to a decrease in short-term debt levels and a lower cost of funds. Interest on long-term debt decreased 32 percent, primarily reflecting a lower cost of funds driven by reduced market rates on variably-priced debt, as well as a slightly lower average balance of long-term debt outstanding. Other interest decreased $11 million.

Provisions for Losses

Consolidated provisions for losses increased $352 million or 12 percent over last year to $3.4 billion, primarily reflecting lower owned average lending balances, partially offset by higher cardmember lending reserve levels due to increased net write-off and past due loan levels.

Charge card provisions decreased $13 million or 2 percent to $573 million, due to lower business volume and receivable levels in the second quarter of 2009, which more than offset the impact of higher losses and past due receivables.

Cardmember lending provisions increased $371 million or 16 percent to $2.7 billion, primarily reflecting lower owned average lending balances, partially offset by higher cardmember reserve levels due to increased net write-off and past due loan levels.

Expenses

Consolidated expenses were $7.7 billion, down $1.8 billion or 19 percent from $9.4 billion for the same period in 2008. The total expense decline reflected lower marketing and promotion rewards and card member services, other, net expenses and salaries and employee benefits.

Marketing, promotion, rewards and cardmember services expenses decreased $866 million or 24 percent to $2.8 billion compared to a year ago, reflecting lower discretionary investment spending as part of the reengineering initiatives, and lower overall rewards-related spending volumes, partially offset by a slightly higher Membership Rewards redemption rate and a relatively lower decline in co-brand spending volume.

Salaries and employee benefits expenses decreased $342 million or 12 percent to $2.6 billion, reflecting the impact of lower employee levels due to the ongoing reengineering activities and reduced incentive-related costs. Included in the six months ended June 30, 2009 and 2008, was $150 million ($98 million after-tax) and $17 million ($11 million after-tax) of reengineering costs, respectively.

Other, net expenses decreased $510 million or 31 percent to $1.1 billion due to the settlement payment from MasterCard in the second quarter of 2009, lower travel and entertainment expenses as part of the Company’s ongoing reengineering initiatives, a $59 million benefit related to prior periods from the completion of certain account reconciliations, and a $5 million benefit related to fair value hedge ineffectiveness.

Income Taxes

The effective tax rate was 18 percent and 24 percent for the six months ended June 30, 2009 and 2008, respectively. The effective tax rate for the six months ended June 30, 2009, reflects the impact of recurring permanent tax benefits on a decreased level of pretax income. The effective tax rate for the six months ended June 30, 2008, included $125 million of tax benefits related to the resolution of certain prior years’ tax items.

Discontinued Operations

Loss from discontinued operations, net of tax, was $11 million and $60 million for the six months ended June 30, 2009 and 2008, respectively. Loss from discontinued operations, net of tax, for the six months ended June 30, 2009 and 2008, primarily reflected net losses from AEIDC of $8 million and $75 million respectively, for mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

Investments

Investment Portfolios

The Company’s investment portfolios support specific business purposes. The most significant business purposes and the related investments used to support those business purposes are as follows:

Business Purpose	Primary Investments
Travelers Cheques	State and Municipal obligations Corporate debt obligations

Insurance	State and Municipal obligations

Liquidity	U.S. Government obligations U.S. Government-sponsored-enterprises senior unsecured obligations Corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP), that are guaranteed by the FDIC (In addition, the Company considers cash items such as money market funds and short-term time deposits as part of its liquidity resources.)

AEIDC – discontinued operations	Mortgage and other asset-backed securities

The Company’s objective is to manage the type and mix of assets as well as their maturity profile in order to ensure that the cash and liquidity needs of the respective business purpose can be met without relying on the sale of investments prior to maturity. As a result, the Company generally holds its investments until their maturity. The Company nonetheless seeks to invest in portfolios of securities with sufficient liquidity that could be accessed prior to maturity should changes in cash needs occur.

State and Municipal Obligations

Total gross unrealized losses related to state and municipal obligations amounted to approximately $533 million and $1.0 billion at June 30, 2009 and December 31, 2008, respectively.

Unrealized losses within the Company’s state and municipal obligations are caused by a variety of factors, which primarily relate to changes in market interest rates that apply across the entire market, and specific credit events associated with individual issuers. The magnitude of unrealized losses may also be influenced in part by temporary but sharp increases in the issuance or other supply of similar securities in the market and in part by the expected maturity of particular issues.

Approximately 57 percent of state and municipal obligations owned by the Company are insured by financial guarantors that guarantee timely payment of interest and ultimate payment of principal on insured obligations. To date, the Company has not realized any losses as a result of financial guarantors’ credit problems.

At June 30, 2009 the state and municipal obligations owned by the Company were rated as follows:

	Higher of Financial Guarantors’ and Underlying Issuers’ Ratings	Underlying Issuers’ Ratings without Regard to Guarantors
AAA	14%	14%
AA	43%	37%
A	34%	39%
BBB	9%	10%

During the second quarter of 2009, the Company sold approximately $660 million (par value) of state and municipal obligations. These sales generated a pretax gain of approximately $10 million. The majority of the proceeds were reinvested in shorter-dated state and municipal obligations in order to better balance the maturities of these investments with the expected maturities of the related liabilities.

Government Sponsored Enterprises

At June 30, 2009, the Company owned approximately $6.5 billion of senior unsecured debentures issued by Government Sponsored Enterprises (GSEs): Fannie Mae, Freddie Mac, and Small Business Administration. On September 7, 2008, the Federal Housing Finance Agency (FHFA) announced the decision to place Fannie Mae and Freddie Mac into conservatorship run by FHFA. These actions were designed to protect the senior and subordinated debt and the mortgage-backed securities of the GSEs. The total net unrealized gains on these securities were approximately $53 million and $51 million at June 30, 2009 and December 31, 2008, respectively.

Mortgage and Other Asset-Backed Securities

The Company’s exposure to mortgage and other asset-backed securities, excluding the investments in retained subordinated securities from the Company’s securitization programs (which had fair values of $3.1 billion and $0.7 billion at June 30, 2009 and December 31, 2008, respectively), decreased to $149 million at June 30, 2009, from $288 million at December 31, 2008. This decrease was primarily driven by the liquidation of the AEIDC portfolio. Of the $149 million in mortgage and other asset-backed securities at June 30, 2009, $17 million pertained to AEIDC and are included in assets of discontinued operations.

The remaining $132 million ($75 million at December 31, 2008) in mortgage and other asset-backed securities are classified as available-for-sale within continuing operations. The increase is primarily due to the purchase of approximately $73 million of mortgage-backed securities to support the Company’s U.S. Banking Subsidiaries Community Reinvestment Act requirements. These investments are all agency guaranteed mortgage-backed securities.

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

On May 7, 2009, the Company received a final report from the Federal Reserve with the results of the Supervisory Capital Assessment Program (SCAP), concluding that there would be “no capital need” under the more adverse economic assumptions modeled in the SCAP.

The following table presents the risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries at June 30, 2009:

	Well- Capitalized Ratio	June 30, 2009 Actual
Risk-Based Capital
Tier 1	6%
American Express Company		9.6%
Centurion Bank(a)		11.1%
FSB(a)		14.3%
Total	10%
American Express Company		11.7%
Centurion Bank(a)		12.3%
FSB(a)		15.6%
Tier 1 Leverage	5%
American Express Company		9.4%
Centurion Bank(a)		15.0%
FSB(a)		15.8%

(a)	During the second quarter of 2009, the Company contributed $900 million of capital into FSB and $475 million into Centurion Bank.

The Company started calculating risk-based capital ratios and leverage ratio in the fourth quarter of 2008. The methodology for calculating these ratios may be refined over time.

At June 30, 2009, the Company’s ratio of Tier 1 common shareholders’ equity and tangible common shareholders’ equity (TCE) over risk-weighted assets was 9.6 percent and 9.1 percent, respectively. Common shareholders’ equity equals the Company’s shareholders’ equity of $13.4 billion at June 30, 2009, and tangible common shareholders’ equity equals common shareholders’ equity less goodwill and intangibles of $3.0 billion. The Company believes that presenting the ratio of tangible common shareholders’ equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

During the quarter a number of actions have impacted the bank regulatory capital ratios, as follows:

•

As discussed in the Asset Securitization Programs section below, on May 22, 2009, the Company announced enhancements to the American Express Credit Account Master Trust, (the “Lending Trust”), creating an additional level of enhancement for existing holders of asset backed securities and designating a portion of principal receivables as “Discount Option Receivables” in order to apply collections of these receivables as finance charge collections and enhance excess spread levels. Beginning in the second quarter of 2009, these actions resulted in the inclusion of the Lending Trust’s assets as risk-weighted assets for regulatory capital purposes.

•

As discussed in the U.S. Department of Treasury Capital Purchase Program section below, the Company issued 22 million common shares in the quarter, raising $531 million, as a pre-condition to the repurchase of the preferred shares issued to the Treasury under the CPP program.

•	On June 17, 2009 the Company repurchased the $ 3.39 billion of CPP preferred shares.

The FASB amended the accounting for off-balance sheet securitization activities beginning January 2010, which when adopted on January 1, 2010, will result in the Company having to consolidate the assets (primarily lending receivables) and liabilities (primarily debt certificates) of the Lending Trust. The lending receivables will be consolidated net of the impact for any expected credit losses. The Company’s ratio of tangible common shareholders’ equity over risk-weighted assets is estimated to be 7.6 percent (1) as of June 30, 2009, if the Lending Trust were consolidated. This reflects the impact of the expected credit losses. There is no further impact from the Lending Trust’s risk weighted assets as they are now already included due to the credit enhancements made to the Trust as discussed above. In addition, the application of the amended accounting standard could result in a disproportionate amount of the Lending Trust assets being consolidated on the balance sheet of Centurion Bank, which could adversely impact its capital levels.

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

U.S. Department of Treasury Capital Purchase Program

On January 9, 2009, under the United States Department of the Treasury (Treasury Department) Capital Purchase Program (CPP), the Company issued to the Treasury Department for aggregate proceeds of $3.39 billion: (1) 3.39 million shares of Fixed Rate (5 percent) Cumulative Perpetual Preferred Shares, Series A, and (2) a ten-year warrant (the Warrant) for the Treasury Department to purchase up to 24 million common shares at an exercise price of $20.95 per share.

On June 9, 2009, the Company received notification from the Treasury Department that it had met the requirements to repurchase the CPP Preferred Shares and completed this repurchase on June 17, 2009. As a pre-condition to the repurchase of the Preferred Shares, the Treasury Department and the Company’s Banking Regulator required that the Company raise capital in the public markets. Accordingly, on May 18, 2009, the Company issued to the public $3.0 billion of non-guaranteed senior debt, comprising $1.25 billion of 7.25 percent, five-year notes and $1.75 billion of 8.125 percent, ten-year notes. Additionally, on June 5, 2009, the Company completed a $500 million public equity offering by issuing 19.8 million common shares at $25.25 per share. The underwriters retained a 30-day option to purchase 3 million additional shares at $25.25 per share. On June 10, 2009, the underwriters exercised that option and purchased an additional 1.9 million common shares.

(1)	For this ratio, the pro forma impact for the adoption of SFAS 166 and SFAS 167 assumes the recognition of expected credit losses on the consolidated lending receivables and other adjustments, which would result in both TCE and Risk Weighted Assets decreasing by approximately $1.9 billion.

On July 1, 2009, the Company submitted notice to the Treasury Department of its intent to repurchase the Warrant issued under the CPP, including the Company’s determination of fair value. On July 29, 2009, the Company repurchased for $340 million the Warrant from the Treasury Department. Taking into consideration the CPP Preferred Share dividends and the repayment of the Warrant, the Treasury Department earned an annualized 26 percent return on its investment.

Share Repurchases and Dividends

The Company has a share repurchase program to return equity capital in excess of regulatory and rating agency requirements, internal risk-based evaluation, and business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.

On a cumulative basis, since 1994 the Company has distributed 68 percent of capital generated through share repurchases and dividends. No shares have been repurchased over the past four quarters, as share repurchases were suspended during the first quarter of 2008 in light of the challenging global economic environment and limitations while under the CPP. (1)

Funding

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

The Company meets its funding needs through a variety of sources, including deposits placed with the Company’s U.S. banks, debt instruments such as commercial paper, senior unsecured debentures and asset securitizations, and long-term committed bank borrowing facilities in certain non-U.S. markets.

The market for the Company’s unsecured term debt and asset securitizations has improved in the second quarter of 2009 as the capital markets continue to recover from the strained conditions of the second half of 2008 and the first quarter of 2009. During the second quarter, the Company successfully issued $3 billion of non-guaranteed senior unsecured debt and $1 billion of the Term Asset-Backed Securities Loan Facility (TALF) eligible asset-backed securities, as well as raising $531 million through a public offering of its common shares. The Company also had continuous access to the commercial paper market throughout the quarter, and as at June 30, 2009, the Company had $1.4 billion of commercial paper outstanding. In addition, the Company increased its retail deposits funding by $2.1 billion in the quarter. See “Deposits Programs” section below for more details.

The Company’s current funding strategy for 2009 is to raise funds to maintain sufficient cash and readily-marketable securities that are easily convertible to cash, in order to, at a minimum, meet seasonal and other working capital needs for the next 12 months. Working capital needs include maturing debt obligations, both long- and short-term, changes in receivables and other asset balances, as well as operating requirements. However, this does not anticipate an early amortization event of either of the Trusts. If such an event were to occur, obtaining an alternative source of funding of a commensurate amount would present a severe liquidity challenge for the Company.

(1)	The percentage of capital generated in the quarter ended June 30, 2009 and distributed to common shareholders was approximately 32 percent which includes the $531 million capital generated through the issuance of common stock and was partially offset by the preferred share dividends and the related $212 million accelerated accretion. Without considering the common stock issuance, the distribution to shareholders of capital generated would have been approximately 151 percent.

See “Liquidity Strategy” section for more details.

The Company’s equity capital and funding strategies are designed to maintain appropriate and stable debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch), and Dominion Bond Rating Services (DBRS). However, the Company is not immune to the impact on corporate ratings arising from the uncertainty in financial markets and the weakening economic environment. The most recent updates that the ratings agencies have provided on the Company’s ratings are as follows:

Corporate Ratings

Credit Agency	Date of Notice	Entity Rated	Short- Term ratings	Long- Term ratings	Outlook	Nature of ratings update
Fitch	April 16, 2009	All rated entities	F1	A+	Negative	Outlook changed from ‘Stable’ to ‘Negative’

S&P	July 24, 2009	All rated entities	A-2	BBB+	Negative	Previous ratings reaffirmed

DBRS	July 24, 2009	All rated entities	R-1 (middle)	A (high)	Negative	Previous ratings reaffirmed

Moody’s	July 27, 2009	TRS and rated operating subsidiaries	Prime-1	A2	Stable	Previous ratings reaffirmed
		American Express Company	Prime-2	A3	Negative	Previous ratings reaffirmed

ABS Ratings

In the first quarter of 2009, both S&P and Moody’s placed various of the subordinate classes of securities of the Lending Trust on review for possible downgrade. Following the actions taken by the Company to adjust the credit enhancement structure of the securities as discussed in the Asset Securitization Programs section below, both credit agencies concluded their reviews as follows:

Credit Agency	Date of Notice	Series rated	Class B	Class C	Nature of ratings update
S&P	June 11, 2009	Pre-2007, with the exception of 2006-2	AA+	BBB+	Upgraded from AA/BBB respectively

		2006-2	AA+	BBB+	Upgraded from AA-/BBB respectively
		2007 and 2008	AA+	A-	Upgraded from A/BBB respectively

Moody’s	June 22, 2009	Pre-2007	A1	Baa2	Downgraded from Aa3/Baa1, respectively, to their original issuance ratings

		2007 and 2008	A2	Baa2	Affirmed at this rating level

All Class A securities were affirmed as AAA by both ratings agencies.

Downgrades in the Company’s long-term debt rating or asset securitization program’s securities could result in higher interest expense on the Company’s unsecured debt and asset securitizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could reduce the Company’s borrowing capacity in the unsecured term debt and asset securitization capital markets. The Company believes that the change in its funding mix, which now includes an increasing proportion of retail deposits, should reduce the impacts that credit rating downgrades would have on the Company’s funding capacity and costs. See also the Deposit Programs section below.

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

As part of its continuing objective to target broad and diversified sources of funding, the Company sought to increase its funding sources directed to individual investors. During 2008, the Company launched a brokered retail CD program through the Banks. These deposits are gathered through distribution arrangements with other firms providing brokerage and investment services to individuals. In the second quarter of 2009, the Company launched its direct deposit-taking program, Personal Savings from American Express, through FSB. All these deposit products, including CDs and High Yield Savings Accounts, are offered to individual, retail depositors in amounts that fully qualify for FDIC insurance protection. Such individual depositors have historically valued the existence of FDIC insurance, as well as brand recognition, competitive pricing and ease of funds transfers when making their deposit decisions. The Company believes it can use the American Express brand name to expand its deposit base as a key source of funding.

The Company held the following deposits as of June 30, 2009 and December 31, 2008:

(Billions)	2009	2008
Retail:
Cash sweep accounts	$7.1	$7.1
CDs and other retail deposits	12.0	6.4
Institutional	0.2	0.8
Others	0.8	1.2

Total customer deposits	$20.1	$15.5

Asset Securitization Programs

The Company periodically securitizes cardmember receivables and loans arising from its card business as the securitization market provides the Company with cost-effective funding. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a Trust, which in turn issues certificates or notes (securities) to third-party investors collateralized by the transferred assets. The proceeds from issuance are distributed to the Company, through its wholly-owned subsidiaries, as consideration for the transferred assets. Securitization transactions are accounted for as either a sale or secured borrowing, based upon the structure of the transaction.

Securitization of cardmember receivables generated under designated consumer charge card, small business charge card and corporate charge card accounts is accomplished through the transfer of cardmember receivables to the American Express Issuance Trust (Charge Trust). Securitizations of these receivables are accounted for as secured borrowings because the Charge Trust is not a qualifying special purpose entity (QSPE). Accordingly, the related assets being securitized are not accounted for as sold and continue to be reported as owned assets on the Company’s Consolidated Balance Sheets. The related securities issued to third-party investors are reported as long-term debt on the Company’s Consolidated Balance Sheets.

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

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. For additional information about the Company’s asset securitizations that could affect the Company’s liquidity position, including three-month average excess spread rates and other key metrics, refer to Note 7 to the Consolidated Financial Statements. In addition, with respect to both the Lending Trust and the Charge Trust, a decline in the actual or implied short-term credit rating of TRS below A-1 or P-1 (or F1 with reference to the Charge Trust) would trigger a requirement that TRS, as servicer, transfer collections on the securitized assets to the Trustee on a daily, rather than a monthly, basis or make alternative arrangements with the rating agencies to allow TRS to continue to transfer collections on a monthly basis. On April 30, 2009, the senior and long-term debt ratings of the Company and its rated subsidiaries were downgraded by S&P. As a result, the Company believes the implied short-term credit rating of TRS was reduced below A-1 and therefore has begun to settle with the Trustee on a daily basis for both the Lending and Charge Trusts.

On March 3, 2009, the Department of the Treasury and the Federal Reserve Board announced the launch of the TALF. Securitized credit and charge card receivables are eligible collateral under the TALF, provided the securities qualify for AAA ratings from two or more major nationally recognized statistical rating organizations (NRSROs). The Company issued $1.0 billion in securities under the TALF program in June. The Company believes that it can issue up to $9.8 billion of securities in 2009 backed by its cardmember loans or receivables that would be eligible under this program.

In an effort to address the concerns of the rating agencies and the recent decline in the trust excess spread due to the performance of the underlying credit card receivables in the American Express Credit Account Master Trust (the “Lending Trust”) and the related American Express Credit Account Secured Note Trusts (the “Note Trusts”), the subsidiaries of the Company that are the transferors of the Lending Trust announced that certain actions affecting outstanding series of securities issued by the Lending Trust and the Note Trusts were completed in order to adjust the credit enhancement structure of substantially all of the then outstanding series of securities previously issued by the Lending Trust and the Note Trusts. The actions, which are permitted by the transaction documents governing the Lending Trust and Note Trusts, consist of the issuance of two new series of asset-backed securities, which will provide additional credit enhancement to substantially all the then outstanding series, and the exercise of a discount option with respect to new principal receivables arising in the Lending Trust. In addition to improving the levels of credit enhancement for existing series of securities issued by the Lending Trust and the Note Trusts, the actions are expected to increase the yield (and as a result, trust excess spread rate) on assets in the Lending Trust. More particularly, the actions that were taken include the following:

1.

Issuance of two new series of investor certificates (collectively, the “Series D Certificates”). The invested amount of investor certificates constituting the Series D Certificates were equal to (i) approximately 4.2 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust prior to 2007 (excluding one series of investor certificates that are scheduled to mature in July 2009) and their corresponding portion of Series D Certificates and (ii) approximately 6.3 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust in 2007 and 2008 and their corresponding portion of Series D Certificates, which resulted in the aggregate invested amount of the Series D Certificates being equal to approximately $1.5 billion. The Series D Certificates were acquired by the Company’s subsidiaries and affiliates that are the transferors of the Lending Trust in exchange for a portion of the Lending Trust retained interest (i.e., the “sellers’ interest”) owned by such subsidiaries and affiliates. The Series D Certificates will provide credit enhancement to the existing series of investor certificates in that they will receive payments from the cash flow of the Lending Trust only after payments due to all outstanding series of investor certificates issued by the Lending Trust that are supported by the Series D Certificates have been made to the holders thereof. The Series D Certificates were issued at a market rate of interest.

2.	Designation of a percentage of new principal receivables arising from accounts in the Lending Trust as “Discount Option Receivables” (as defined in the Lending Trust documentation). As permitted under the terms of the transaction documents governing the Lending Trust, collections on Discount Option Receivables may be applied as finance charge collections, the result of which would be expected to increase the yield on the assets in the Lending Trust. The Company estimates that this action will, over time, increase excess spread in the Lending Trust by approximately 400-600 basis points.

The Company believes that the actions described above will not have a material impact on the Company’s results of operations. These actions described above resulted in the inclusion of the Lending Trust’s assets as risk-weighted assets for regulatory capital purposes as discussed in the Capital Strategy section above.

Committed Bank Credit Facilities

At June 30, 2009, the Company maintained committed bank lines of credit totaling $11.7 billion, of which $2.9 billion was outstanding. The Company’s subsidiary, American Express Credit Corporation (Credco), has the right to borrow a maximum amount of $10.8 billion (including amounts outstanding) under these facilities, with a commensurate maximum $1.3 billion reduction in the amount available to the Parent Company.

Government Supported Funding Programs

The Commercial Paper Funding Facility (CPFF) became operational on October 27, 2008, and is currently set to expire on February 1, 2010. Through Credco, the Company is eligible to have up to $14.7 billion of commercial paper outstanding through the CPFF. Credco remains, after the downgrade of its short-term rating to A-2 by S&P, eligible to participate in the CPFF based on Credco’s current short-term ratings assigned by Moody’s and Fitch. The commercial paper must be rated at least A1/P1/F1 by two or more major NRSROs to qualify for participation in the CPFF. At June 30, 2009, the Company had no commercial paper outstanding with the CPFF.

Under the FDIC’s Temporary Liquidity Guarantee Program (TLGP), the Banks, as FDIC depository institutions, can issue up to $13.3 billion of senior unsecured guaranteed debt. The Banks did not issue any securities through this program in the second quarter of 2009. At June 30, 2009, the Banks had $5.9 billion outstanding under this program, with capacity of $7.4 billion remaining. The program is currently scheduled to expire October 31, 2009.

Under the TALF program discussed above, the Company believes it can issue up to $9.8 billion of eligible securities backed by its cardmember loans or receivables. At June 30, 2009, the Company had $1.0 billion in securities outstanding under this program, with $8.8 billion of capacity remaining. The facility is currently scheduled to expire on December 31, 2009.

Liquidity Strategy

The Company seeks to ensure that it has adequate liquidity in the form of cash and readily-marketable securities easily convertible into cash, as well as access to cash and equivalents, to continuously meet its business needs, sustain operations, and satisfy its obligations for a period of at least 12 months without access to the unsecured and asset securitization debt capital markets. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs as well as through a variety of contingent sources of cash and financing.

As of June 30, 2009, the Company’s cash and readily-marketable securities position was as follows:

(Billions)	Total
Cash and cash equivalents	$12.7	(a)
Readily-marketable securities	12.4	(b)

Total cash and readily-marketable securities	25.1
Short-term obligations outstanding	(3.4	)(c)

Excess cash and readily-marketable securities	$21.7

(a)	Excludes cash and cash equivalents on hand for day-to-day operations of $2.9 billion.
(b)	Consists of certain available-for-sale investment securities (U.S. Treasury, government-sponsored agency and government-guaranteed debt) that are considered highly liquid.
(c)	Consists of commercial paper and brokered retail CDs with original maturities of three and six months.

At June 30, 2009, the Company held a total of $12.7 billion of short-term instruments and $12.4 billion of longer-term readily-marketable securities. These investments are of high credit quality, highly liquid short-term instruments and longer-term, highly liquid instruments, such as U.S. Government obligations, U.S. Government Sponsored Enterprises obligations, and U.S. Government-guaranteed debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that the Company can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

The upcoming approximate maturities of the Company’s long-term debt, debt issued in connection with off-balance sheet securitizations, and long-term customer deposits are as follows:

(Billions)	Debt Maturities
Quarter Ending:	On-Balance Sheet	Off-Balance Sheet	Certificates of Deposit	Total
September 30, 2009	$2.8	$2.7	$—	$5.5
December 31, 2009	2.7	0.1	1.7	4.5
March 31, 2010	2.3	3.0	0.8	6.1
June 30, 2010	2.5	1.9	—	4.4

Total	$10.3	$7.7	$2.5	$20.5

The Company’s funding needs for 2009 are expected to arise from these debt maturities as well as changes in business needs, primarily changes in outstanding cardmember loans and receivables. Based upon current expectations for reductions in loan and receivables balances, the Company believes that its excess cash and readily-marketable securities are sufficient to meet its funding needs throughout 2009 and for at least a twelve month period from June 30, 2009. This excludes any impact if the securitization trusts were to trigger certain events that would require an early amortization.

As part of its liquidity strategy, during the second quarter of 2009, the Company repurchased, in the open market, a total of $348 million (par value) of outstanding debt originally issued by its two U.S. banking subsidiaries, Centurion Bank and FSB. Concurrent with the repurchase, this debt was then retired.

In addition to its cash and readily-marketable securities, the Company continues to maintain a variety of contingent liquidity resources, such as its access to the Federal Reserve discount window and the Term Auction Facility program, committed bank credit facilities, as well as a capacity under the government-sponsored programs discussed in the Funding section above.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for the six months ended June 30, 2009 and 2008, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by net income and fluctuations in other receivables and other assets. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s available-for-sale investment portfolio. For the six months ended June 30, 2009, net cash was provided by investing activities primarily due to net decreases in cardmember loans and receivables balances, and the sale of investments. For the six months ended June 30, 2008, net cash was used in investing activities primarily from increases in net cardmember loans and receivables balances as well as acquisitions.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends, and the issuance and repurchase of common and preferred shares. For the six months ended June 30, 2009, net cash was used in financing activities primarily due to net repayments of debt, the issuance and related repayment of preferred shares, partially offset by the issuance of customer deposits and common stock. For the six months ended June 30, 2008, net cash was used in financing activities primarily from net repayments of debt and the net cash used in financing activities attributable to discontinued operations.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. The Company is a bank holding company and is subject to the supervision of the Federal Reserve Board. As such, the Company is subject to the Federal Reserve Board’s regulations and policies, including its regulatory capital requirements. In addition, the extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for changes in the financial services industry, including significant additional regulation and the formation of additional potential regulators, such as the current proposal in the U.S. Congress to establish the Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries. In May 2009, the U.S. Congress passed, and the President signed into law, legislation to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments, portions of which become effective commencing August 2009, include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. The Company continues to assess the impact of the legislation and the amendments on its business and operations and is evaluating offsetting actions to mitigate their impact. In the event any actions undertaken by the Company to offset the impact of the legislation and the amendments are not effective, they will likely have a material adverse effect on the Company’s results of operations.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (i.e., the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, a bill was introduced in Congress in early 2008 designed to give merchants antitrust immunity to negotiate interchange collectively with Visa and MasterCard. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks. In addition to the legislative and regulatory initiatives in the United States regarding card practices and merchant fees, other countries in which the Company operates have begun to consider similar legislation and rules that would impose changes on certain practices of card issuers and bankcard networks, which could have a material adverse effect on the Company’s results of operations.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$2,273	$2,716	$4,478	$5,295
Securitization income, net	(2)	227	139	671

Interest income	748	1,189	1,694	2,497
Interest expense	214	539	432	1,148

Net interest income	534	650	1,262	1,349

Total revenues net of interest expense	2,805	3,593	5,879	7,315

Provisions for losses	1,190	1,516	2,573	2,397

Total revenues net of interest expense after provisions for losses	1,615	2,077	3,306	4,918

Expenses
Marketing, promotion, rewards and cardmember services	1,021	1,240	1,910	2,384
Salaries and employee benefits and other operating expenses	926	900	1,778	1,806

Total	1,947	2,140	3,688	4,190

Pretax segment (loss) income	(332)	(63)	(382)	728
Income tax (benefit) provision	(132)	(84)	(157)	184

Segment (loss) income	$(200)	$21	$(225)	$544

U.S. Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Card billed business	$84.1	$100.0	$162.1	$192.1
Total cards-in-force (millions)	40.2	44.2	40.2	44.2
Basic cards-in-force (millions)	29.8	33.0	29.8	33.0
Average basic cardmember spending (dollars)	$2,667	$3,047	$5,058	$5,887
U.S. Consumer Travel:
Travel sales (millions)	$696	$884	$1,323	$1,687
Travel commissions and fees/sales	8.5%	9.0%	8.3%	8.4%
Total segment assets	$54.1	$83.5	$54.1	$83.5
Segment capital (millions) (a)	$5,861	$4,850	$5,861	$4,850
Return on average segment capital (b)	1.6%	25.0%	1.6%	25.0%
Return on average tangible segment capital (b)	1.7%	26.1%	1.7%	26.1%
Cardmember receivables:
Total receivables	$15.9	$19.8	$15.9	$19.8
30 days past due as a % of total	2.6%	3.0%	2.6%	3.0%
Average receivables	$15.7	$19.6	$15.9	$19.7
Net write-off rate	5.2%	3.9%	5.0%	3.8%
Cardmember lending – owned basis (c):
Total loans	$23.6	$37.8	$23.6	$37.8
30 days past due loans as a % of total	4.4%	3.5%	4.4%	3.5%
Average loans	$26.5	$37.9	$28.4	$38.8
Net write-off rate	10.3%	5.8%	9.3%	5.1%
Net interest yield on cardmember loans (d)	8.9%	8.2%	9.7%	8.4%
Cardmember lending – managed basis (e):
Total loans	$54.0	$64.7	$54.0	$64.7
30 days past due loans as a % of total	4.4%	3.3%	4.4%	3.3%
Average loans	$55.1	$64.2	$57.2	$64.4
Net write-off rate	10.0%	5.3%	9.2%	4.8%
Net interest yield on cardmember loans (d)	9.5%	8.9%	10.2%	9.2%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($83 million and $1.1 billion for the twelve months ended June 30, 2009 and 2008, respectively) by (ii) average segment capital ($5.1 billion and $4.6 billion for the twelve months ended June 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $338 million and $182 million at June 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.
(c)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.
(d)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.
(e)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Owned Basis:
Net interest income	$534	$650	$1,262	$1,349
Average loans (billions)	$26.5	$37.9	$28.4	$38.8
Adjusted net interest income (a)	$588	$776	$1,366	$1,631
Adjusted average loans (billions) (b)	$26.6	$38.0	$28.5	$38.9
Net interest yield on cardmember loans(c)	8.9%	8.2%	9.7%	8.4%

Managed Basis (d):
Net interest income (e)	$1,257	$1,290	$2,788	$2,672
Average loans (billions)	$55.1	$64.2	$57.2	$64.4
Adjusted net interest income (f)	$1,311	$1,416	$2,892	$2,954
Adjusted average loans (billions) (g)	$55.2	$64.2	$57.3	$64.5
Net interest yield on cardmember loans(c)	9.5%	8.9%	10.2%	9.2%

(a)	Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.
(b)	Represents average owned loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses—cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.
(e)	Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.
(f)	Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.
(g)	Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported a loss of $200 million for the three months ended June 30, 2009, a $221 million decrease from a profit of $21 million for the same period a year ago. For the six months ended June 30, 2009, U.S. Card Services reported a segment loss of $225 million, a $769 million decrease from the same period a year ago.

Total revenues net of interest expense decreased $788 million or 22 percent to $2.8 billion for the three months ended June 30, 2009, due to lower interest income, decreased discount revenue, net card fees and other, and lower securitization income, net. Total revenues net of interest expense decreased $1.4 billion or 20 percent to $5.9 billion for the six months ended June 30, 2009, due to lower interest income, decreased discount revenue, net card fees and other, and lower securitization income, net.

Discount revenue, net card fees and other of $2.3 billion for the three months ended June 30, 2009, declined $443 million or 16 percent from the same period a year ago, due to lower billed business volumes, reduced other commissions and fees, decreased travel commissions and fees, and lower other revenues and slightly lower net card fees. Discount revenue, net card fees and other of $4.5 billion for the six months ended June 30, 2009, declined $817 million or 15 percent largely due to decreases in billed business volumes and lower commissions and fees. The 16 percent decrease in billed business for both the three and six months ended June 30, 2009, reflected a 10 percent decline in basic cards-in-force. Within the U.S. consumer business, billed business declined 16 percent during both the three and six months ended June 30, 2009, and small business volumes declined 17 percent and 15 percent during the three and six months ended June 30, 2009, respectively.

Securitization income, net, decreased $229 million to $(2) million and $532 million to $139 million for the three and six months ended June 30, 2009, primarily due to lower excess spread, net, driven by increased write-offs, partially offset by the second quarter of 2008 charge to the fair value of the interest-only strip and lower interest expense due to lower rates paid on variable-rate investor certificates.

Interest income of $748 million decreased $441 million or 37 percent for the three months ended June 30, 2009 due to a decline of 30 percent in the average owned lending balance, and a lower portfolio yield driven by reduced market interest-rates and the impact of various customer assistance programs, and the movement of liquidity-related investment income to the Corporate & Other segment. These items were partially offset by the benefits of certain repricing initiatives. Interest income of $1.7 billion decreased $803 million or 32 percent for the six months ended June 30, 2009, due to a decline in the average owned lending balance and a lower market interest rate-driven yield partially offset by the benefits of certain pricing initiatives.

Interest expense of $214 million and $432 million for the three and six months ended June 30, 2009, respectively, decreased $325 million or 60 percent and $716 million or 62 percent as compared to a year ago, due to a lower market interest rate-driven cost of funds and reduced average owned cardmember lending and receivable and liquidity investment balances.

Provisions for losses of $1.2 billion decreased $326 million or 22 percent for the three months ended June 30, 2009, principally due to a higher level of additions to lending reserves in the second quarter of 2008 and lower loan and receivable balances which more than offset higher net write-off and past due loan levels. Provisions for loss of $2.6 billion increased $176 million or 7 percent for the six months ended June 30, 2009, reflecting higher cardmember lending reserves due to increased net write-offs and past due levels, partially offset by lower owned lending balances.

Expenses decreased $193 million or 9 percent and $502 million or 12 percent for the three and six months ended June 30, 2009, respectively, due to decreased marketing, promotion, rewards and cardmember services expenses, and lower salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.0 billion for the three months ended June 30, 2009, decreased $219 million or 18 percent due to reduced marketing and promotion expenses and lower rewards costs. Marketing, promotion, rewards and cardmember services expenses of $1.9 billion for the six months ended June 30, 2009, decreased $474 million or 20 percent due to lower marketing and promotion expenses and rewards costs.

Salaries and employee benefits and other operating expenses of $926 million for the three months ended June 30, 2009, increased $26 million or 3 percent from a year ago, primarily due to a portion of the unfavorable impact related to fair value hedge ineffectiveness, higher deposit-related FDIC assessment costs, and a portion of the Company’s second quarter 2009 net reengineering charge, partially offset by the benefits from ongoing reengineering activities. Salaries and employee benefits and other operating expenses of $1.8 billion for the six months ended June 30, 2009, decreased $28 million or 2 percent from a year ago, driven by the benefit of the fourth quarter of 2008 restructuring initiatives, partially offset by higher professional services and the additional restructuring charges in the current period.

The effective tax rate was 40 percent and 41 percent for the three months and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the rate was 133 percent (due to tax benefits that exceeded a pretax loss) and 25 percent, respectively. The effective rate in the three month period ended June 30, 2008 included tax benefits primarily related to the resolution of certain prior years’ tax items.

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

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,273	$2,716	$4,478	$5,295
Securitization adjustments (a)	79	95	178	168

Managed discount revenue, net card fees and other	$2,352	$2,811	$4,656	$5,463

Interest income
Reported for the period (GAAP)	$748	$1,189	$1,694	$2,497
Securitization adjustments (a)	771	824	1,657	1,727

Managed interest income	$1,519	$2,013	$3,351	$4,224

Securitization income, net:
Reported for the period (GAAP)	$(2)	$227	$139	$671
Securitization adjustments (a)	2	(227)	(139)	(671)

Managed securitization income, net	$—	$—	$—	$—

Interest expense:
Reported for the period (GAAP)	$214	$539	$432	$1,148
Securitization adjustments (a)	48	184	131	404

Managed interest expense	$262	$723	$563	$1,552

Provisions for losses:
Reported for the period (GAAP)	$1,190	$1,516	$2,573	$2,397
Securitization adjustments (a)	836	409	1,472	796

Managed provisions for losses	$2,026	$1,925	$4,045	$3,193

(a)	For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included above in discount revenue, net card fees and other), interest revenue, interest expense, and provisions for losses. On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other decreased $459 million or 16 percent and $807 million or 15 percent as compared to the same period a year ago to $2.4 billion and $4.7 billion for the three and six months ended June 30, 2009, respectively, largely due to lower billed business volumes, reduced other commissions and fees, decreased travel commissions and fees, lower other revenues and slightly lower net card fees.

Interest income for the three months ended June 30, 2009, decreased $494 million or 25 percent due to a 14 percent decline in average managed lending balances, and a lower portfolio yield driven by reduced market interest-rates and the impact of various customer assistance programs, and the movement of liquidity-related investment income to the Corporate & Other segment. These items were partially offset by the benefits of certain repricing initiatives. Interest income for the six months ended June 30, 2009, decreased $873 million or 21 percent primarily due to 11 percent decline in the average managed lending balances, partially offset by a lower portfolio yield as compared to a year ago.

Interest expense decreased $461 million or 64 percent and $989 million or 64 percent as compared to a year ago to $262 million and $563 million for the three and six months ended June 30, 2009, respectively, due to a lower market interest rate-driven cost of funds and lower average managed cardmember lending and receivable and liquidity investment balances.

Provisions for losses increased $101 million or 5 percent to $2 billion principally due to increased lending provisions from higher net write-off and past due loan levels, which more than offset the benefits of reduced loan and business volumes and a higher level of additions to lending reserves in the second quarter of 2008. Provision for losses increased $852 million or 27 percent to $4.0 billion for the six months ended June 30, 2009, principally due to increased lending provisions from higher write-off and delinquency rates, partially offset by reduced loan and business volumes.

International Card Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$823	$992	$1,595	$1,929

Interest income	399	524	799	1,034
Interest expense	131	260	280	512

Net interest income	268	264	519	522

Total revenues net of interest expense	1,091	1,256	2,114	2,451

Provisions for losses	302	242	637	471

Total revenues net of interest expense after provisions for losses	789	1,014	1,477	1,980

Expenses
Marketing, promotion, rewards and cardmember services	287	404	545	762
Salaries and employee benefits and other operating expenses	453	537	875	1,028

Total	740	941	1,420	1,790

Pretax segment income	49	73	57	190
Income tax benefit	(15)	(42)	(46)	(58)

Segment income	$64	$115	$103	$248

International Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Card billed business	$22.7	$28.3	$43.2	$54.4
Total cards-in-force (millions)	15.5	16.3	15.5	16.3
Basic cards-in-force (millions)	10.8	11.5	10.8	11.5
Average basic cardmember spending (dollars)	$2,083	$2,476	$3,897	$4,787

International Consumer Travel:
Travel sales (millions)	$231	$369	$449	$667
Travel commissions and fees/sales	8.7%	8.1%	8.5%	8.2%
Total segment assets	$19.3	$22.7	$19.3	$22.7
Segment capital (millions) (a)	$2,180	$2,179	$2,180	$2,179
Return on average segment capital (b)	9.7%	15.8%	9.7%	15.8%
Return on average tangible segment capital (b)	13.1%	21.5%	13.1%	21.5%

Cardmember receivables:
Total receivables	$5.4	$6.6	$5.4	$6.6
90 days past due as a % of total	3.0%	2.4%	3.0%	2.4%
Net loss ratio as a % of charge volume	0.36%	0.22%	0.35%	0.21%
Cardmember lending:
Total loans	$8.9	$11.8	$8.9	$11.8
30 days past due loans as a % of total	4.0%	3.1%	4.0%	3.1%
Average loans	$8.7	$11.6	$8.8	$11.4
Net write-off rate	7.5%	4.5%	6.9%	4.4%

Net interest yield on cardmember loans (c)	12.2%	9.6%	11.9%	9.7%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($206 million and $321 million for the twelve months ended June 30, 2009 and 2008, respectively) by (ii) average segment capital ($2.1 billion and $2.0 billion for the twelve months ended June 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $546 million and $538 million at June 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.
(c)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Net interest income	$268	$264	$519	$522
Average loans (billions)	$8.7	$11.6	$8.8	$11.4
Adjusted net interest income (a)	$265	$280	$519	$549
Adjusted average loans (billions) (b)	$8.8	$11.7	$8.8	$11.4
Net interest yield on cardmember loans (c)	12.2%	9.6%	11.9%	9.7%

(a)	Represents net interest income allocable to the Company’s cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember lending portfolio.
(b)	Represents average loans excluding the impact of deferred card fees net of deferred direct acquisition costs for cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest and fees that are deemed uncollectible. Reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses—cardmember lending, and therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

International Card Services reported segment income of $64 million for the three months ended June 30, 2009, a $51 million or 44 percent decrease from $115 million for the same period a year ago. For the six months ended June 30, 2009, International Card Services reported segment income of $103 million, a $145 million or 58 percent decrease from $248 million for the same period a year ago.

Total revenues net of interest expense decreased $165 million or 13 percent and $337 million or 14 percent for the three and six months ended June 30, 2009, respectively, to $1.1 billion and $2.1 billion due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $823 million and $1.6 billion for the three and six months ended June 30, 2009, respectively, declined $169 million or 17 percent and $334 million or 17 percent, driven primarily by the lower level of card spending, decreased other commissions and fees, lower other revenues and reduced travel commissions and fees. The 20 percent and 21 percent decrease in billed business for the three and six months ended June 30, 2009, respectively, reflected a 16 percent and 19 percent decrease in average spending per proprietary basic card, and a 6 percent decrease in basic cards-in-force for the three and six months ended June 30, 2009.

For the three and six months ended June 30, 2009, assuming no changes in foreign currency exchange rates, billed business decreased 7 percent and 6 percent, respectively, and average spending per proprietary basic cards-in-force decreased 2 percent and 4 percent, respectively. Volume declines within the major geographic regions ranged from the low single digits in Latin America to the high single digits in Canada, Asia Pacific and Europe.

Interest income of $399 million and $799 million for the three and six months ended June 30, 2009, respectively, declined $125 million or 24 percent and $235 million or 23 percent as compared to the same period a year ago, primarily due to a reduction in average loans and lower interest on bank and other deposits, partially offset by a higher cardmember loan portfolio yield.

Interest expense decreased $129 million or 50 percent and $232 million or 45 percent for the three and six months ended June 30, 2009, due to lower average loan balances and business volumes, as well as a decreased cost of funds.

Provisions for losses of $302 million and $637 million increased $60 million or 25 percent and $166 million or 35 percent primarily due to increased charge card and lending net write-off and past due loan levels, partially offset by lower loan and business volumes, for the three and six months ended June 30, 2009, respectively.

Expenses of $740 million and $1.4 billion decreased $201 million or 21 percent and $370 million or 21 percent for the three and six months ended June 30, 2009, respectively, due to lower marketing, promotion, rewards and cardmember services costs and decreased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $287 million and $545 million for the three and six months ended June 30, 2009, respectively, decreased $117 million or 29 percent and $217 million or 28 percent as compared to the same period a year ago, reflecting reduced marketing and promotion expenses and lower volume-related rewards costs.

Salaries and employee benefits and other operating expenses decreased $84 million or 16 percent and $153 million or 15 percent to $453 million and $875 million for the three and six months ended June 30, 2009, respectively, primarily due to the benefit from the Company’s reengineering initiatives, partially offset by a portion of the Company’s second quarter of 2009 net reengineering charge.

The effective tax rate was (31) percent and (81) percent for the three and six months ended June 30, 2009, respectively. The effective tax rate was (58) percent and (31) percent for the three and six months ended June 30, 2008, respectively. The rates in both periods reflect the impact of recurring tax benefits on varying pretax income. As indicated in prior quarters, this rate reflects an overall tax benefit that will likely continue going forward since the Company’s internal tax allocation process provides International Card Services with the consolidated benefit related to its ongoing funding activities outside the United States.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$1,035	$1,405	$2,016	$2,640

Interest income	21	49	42	95
Interest expense	53	146	111	283

Net interest income	(32)	(97)	(69)	(188)

Total revenues net of interest expense	1,003	1,308	1,947	2,452

Provisions for losses	53	40	100	102

Total revenues net of interest expense after provisions for losses	950	1,268	1,847	2,350

Expenses
Marketing, promotion, rewards and cardmember services	74	99	153	185
Salaries and employee benefits and other operating expenses	777	843	1,467	1,621

Total	851	942	1,620	1,806

Pretax segment income	99	326	227	544
Income tax provision	28	99	70	166

Segment income	$71	$227	$157	$378

Global Commercial Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Card billed business	$27.2	$35.4	$52.3	$68.2
Total cards-in-force (millions)	7.2	7.0	7.2	7.0
Basic cards-in-force (millions)	7.2	7.0	7.2	7.0
Average basic cardmember spending (dollars)	$3,746	$5,083	$7,278	$9,858

Global Corporate Travel:
Travel sales	$3.6	$6.2	$7.0	$11.6
Travel commissions and fees/sales	9.1%	7.5%	8.8%	7.4%
Total segment assets	$21.1	$25.8	$21.1	$25.8
Segment capital (millions) (a)	$3,344	$3,280	$3,344	$3,280
Return on average segment capital (b)	8.3%	23.6%	8.3%	23.6%
Return on average tangible segment capital (b)	18.9%	46.7%	18.9%	46.7%
Cardmember receivables:
Total receivables	$9.9	$13.4	$9.9	$13.4
90 days past due as a % of total	1.9%	1.6%	1.9%	1.6%
Net loss ratio as a % of charge volume	0.22%	0.10%	0.20%	0.11%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($284 million and $623 million for the twelve months ended June 30, 2009 and 2008, respectively) by (ii) average segment capital ($3.4 billion and $2.6 billion for the twelve months ended June 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion and $1.3 billion at June 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Global Commercial Services reported segment income of $71 million for the three months ended June 30, 2009, a $156 million or 69 percent decrease from $227 million for the same periods a year ago. For the six months ended June 30, 2009, Global Commercial Services reported segment income of $157 million, a $221 million or 58 percent decrease from the same period a year ago.

Total revenues net of interest expense decreased $305 million or 23 percent and $505 million or 21 percent for the three and six months ended June 30, 2009, respectively, to $1.0 billion and $1.9 billion due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $1.0 billion and $2.0 billion for the three and six months ended June 30, 2009, respectively, declined $370 million or 26 percent and $624 million or 24 percent for the same periods compared to a year ago, driven primarily by the reduced level of card spending, lower travel commissions and fees, decreased other revenues and reduced other commissions and fees. The 23 percent decrease in billed business and 26 percent decrease in average spending per proprietary basic card, for both the three and six months ended June 30, 2009, respectively, was coupled with a 3 percent increase in basic cards-in-force for the three and six months ended June 30, 2009.

Interest income of $21 million and $42 million for the three and six months ended June 30, 2009, respectively, declined $28 million or 57 percent and $53 million or 56 percent as compared to the same periods a year ago, driven by lower deposit-related income.

Interest expense decreased $93 million or 64 percent and $172 million or 61 percent to $53 million and $111 million for the three and six months ended June 30, 2009, respectively, due to a lower cost of funds and lower average receivables.

Expenses of $851 million and $1.6 billion decreased $91 million or 10 percent and $186 million or 10 percent for the three and six months ended June 30, 2009, respectively, mainly due to decreased salaries and employee benefits and other operating expenses and lower marketing, promotion, rewards, and cardmember services.

Marketing, promotion, rewards, and cardmember services expense decreased $25 million or 25 percent and $32 million or 17 percent to $74 million and $153 million for the three and six months ended June 30, 2009, respectively, reflecting reduced marketing and promotion expenses and lower volume-related rewards costs.

Salaries and employee benefits and other operating expenses decreased $66 million or 8 percent and $154 million or 10 percent to $777 million and $1.5 billion for the three and six months ended June 30, 2009, respectively, primarily due to the benefit from the Company’s ongoing reengineering initiatives, partially offset by a portion of the Company’s second quarter of 2009 net reengineering charge. Included in the three and six months ended June 30, 2009, were $79 million ($51 million after-tax) and $81 million ($52 million after-tax) of reengineering costs while the three and six months ended June 30, 2008, included $4 million ($3 million after-tax) and $1 million ($1 million after-tax) of reengineering costs.

The effective tax rate was 28 percent and 31 percent for the three and six months ended June 30, 2009, respectively. The effective tax rate was 30 percent and 31 percent for the three and six months ended June 30, 2008, respectively.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended June 30,		Six Months Ended June 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, fees and other	$888	$1,025	$1,701	$1,967

Interest income	1	1	2	2
Interest expense	(21)	(57)	(43)	(117)

Net interest income	22	58	45	119

Total revenues net of interest expense	910	1,083	1,746	2,086

Provisions for losses	33	26	68	57

Total revenues net of interest expense after provisions for losses	877	1,057	1,678	2,029

Expenses
Marketing and promotion	94	149	158	285
Salaries and employee benefits and other operating expenses	423	453	795	954

Total	517	602	953	1,239

Pretax segment income	360	455	725	790
Income tax provision	124	156	252	268

Segment income	$236	$299	$473	$522

Global Network & Merchant Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Global Card billed business (a)	$151.4	$180.9	$290.6	$347.3
Global Network & Merchant Services:
Total segment assets	$8.1	$7.2	$8.1	$7.2
Segment capital (millions) (b)	$1,751	$1,378	$1,751	$1,378
Return on average segment capital (c)	61.2%	88.1%	61.2%	88.1%
Return on average tangible segment capital (c)	62.6%	90.7%	62.6%	90.7%
Global Network Services:
Card billed business	$17.0	$17.5	$31.8	$33.2
Total cards-in-force (millions)	25.6	22.6	25.6	22.6

(a)	Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.
(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(c)	Return on average segment capital is calculated by dividing (i) segment income ($946 million and $1.0 billion for the twelve months ended June 30, 2009 and 2008, respectively) by (ii) average segment capital ($1.5 billion and $1.2 billion for the twelve months ended June 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $35 million and $34 million at June 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Global Network & Merchant Services reported segment income of $236 million for the three months ended June 30, 2009, a $63 million or 21 percent decrease from $299 million for the same periods a year ago. For the six months ended June 30, 2009, Global Network & Merchant Services reported segment income of $473 million, a $49 million or 9 percent decrease from the same period a year ago.

Total revenues net of interest expense declined $173 million or 16 percent and $340 million or 16 percent for the three and six months ended June 30, 2009, respectively to $910 million and $1.7 billion due to decreased discount revenue, fees and other revenues and lower interest expense. Discount revenue, fees and other revenues reflected a decline in merchant-related revenues, primarily from the 16 percent decrease for both the three and six months ended June 30, 2009, respectively, in global card billed business.

Interest expense decreased $36 million or 63 percent and $74 million or 63 percent for the three and six months ended June 30, 2009, respectively, due to lower volumes and lower rate-driven interest credit, primarily in the United States, related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses decreased $85 million or 14 percent and $286 million or 23 percent for the three and six months ended June 30, 2009, respectively, to $517 million and $953 million due to decreased salaries and employee benefits and other operating expenses and lower marketing and promotion expenses.

Marketing and promotion expenses of $94 million for the three months ended June 30, 2009, decreased $55 million or 37 percent, reflected lower brand and merchant-related expenses. For the six months ended June 30, 2009, marketing and promotion expenses of $158 million decreased $127 million or 45 percent as compared to the same period a year ago, reflecting lower brand and merchant-related marketing and promotion costs.

Salaries and employee benefits and other operating expenses of $423 million and $795 million for the three and six months ended June 30, 2009, respectively, decreased $30 million or 7 percent and $159 million or 17 percent, primarily due to the Company’s reengineering initiatives. Included in the three months ended June 30, 2009, were $16 million ($10 million after-tax) of reengineering charges. Included in the six months ended June 30, 2009, were $13 million ($8 million after-tax) charges versus $(1) million (nil after-tax) of reengineering reversals in the prior period.

The effective tax rate was 34 percent and 35 percent for the three and six months ended June 30, 2009, respectively. The effective tax rate was 34 percent for both the three and six months ended June 30, 2008, respectively.

Corporate & Other

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Corporate & Other had net income of $171 million and $277 million for the three and six months ended June 30, 2009, respectively. Net income for the three and six months ended for June 30, 2008, was $(2) million and $12 million, respectively. The income for the three months ended June 30, 2009, reflected $135 million of after-tax income related to the ICBC sale, $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, a $35 million after-tax expense related to the Company’s on-going reengineering initiatives, and higher net interest expense related to the cost of carrying increased levels of liquidity. Net income for the three months ended June 30, 2008, included $43 million of after-tax income related to the Visa litigation settlement.

The income for the six months ended June 30, 2009, reflected $186 million and $86 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, $135 million of after-tax income related to the ICBC sale, a $33 million after-tax expense related to the Company’s on-going reengineering initiatives, and higher net interest expense related to the cost of carrying increased levels of liquidity. Net income for the six months ended June 30, 2008, included $86 million of after-tax income related to the Visa litigation settlement.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk consists primarily of interest rate risk in the proprietary card-issuing businesses and foreign exchange risk in international operations. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), the detrimental effect on the Company’s pretax earnings of a hypothetical 100 basis point increase in interest rates would be approximately $152 million, and of a 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would hypothetically be approximately $105 million, based on year-end positions. These sensitivities are based on the hypothetical assumption that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2008. These sensitivities do not reflect the impact of movements in basis spreads discussed below.

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, and changes in the volume and mix of the Company’s businesses. For example, the Company is also subject to market risk from changes in the relationship between the benchmark prime rate that determines the yield on its variable-rate lending receivables and the benchmark LIBOR rate that determines the effective interest cost on a significant portion of its outstanding debt, including asset securitizations. Simultaneous and identically-sized changes in the same direction of these two indices do not contribute to the market risk described above, as there is no material mismatch in the effective repricing frequency of these two indices. However, differences in the rate of change of these two indices, commonly referred to as basis risk, will impact the Company’s variable-rate U.S. lending net interest margin. The Company currently has approximately $37.8 billion of prime-based, variable-rate U.S. lending receivables that are funded with LIBOR-indexed debt, including asset securitizations. Before the current credit crisis, the spread between 1-month LIBOR and the federal funds rate had averaged 20 basis points. During 2008, this spread was as high as approximately 300 basis points, although it has subsequently declined from those levels.

In addition to the Prime-LIBOR spread, the Company is also subject to market risk from changes in relationship between other benchmark indices. For example, hedge ineffectiveness may be caused by changes in relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of some of the Company’s interest rate swaps without causing an offsetting impact in the value of the hedged items. For a discussion of derivative fair value hedge ineffectiveness and its impact on the Company’s financial statements, refer to Note 15, Derivatives and Hedging Activities – Fair Value Hedges.

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

Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on (i) the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the company’s card products, (ii) the effectiveness of the company’s credit models and (iii) the impact of legislative initiatives affecting the credit card business, including, without limitation, The Credit Card Accountability Responsibility and Disclosure Act of 2009; the impact of the company’s efforts to deal with delinquent cardmembers in the current challenging economic environment, which may affect payment patterns of cardmembers and the perception of the company’s services, products and brands; the company’s near-term write-off rates, including those for the third and fourth quarters of 2009, which will depend in part on changes in the level of the company’s loan balances, delinquency rates of cardmembers, unemployment rates and the volume of bankruptcies; differences between owned (i.e. GAAP) and managed write-off rates, which can be impacted by factors such as the various types of customer accounts in the portfolios of the company and the lending securitization trust; consumer and business spending on the company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the write-off and delinquency rates in the medium- to long-term of cardmembers added by the company during the past few years, which could impact their profitability to the company; the company’s ability to effectively implement changes in the pricing of certain of its products and services; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the company’s borrowing costs, return on lending products and the value of the company’s investments; the company’s ability to meet its long-term on average and over time financial targets; the actual amount to be spent by the company on marketing, promotion, rewards and cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the company’s ability to grow its business and generate excess capital and earnings in a manner and at levels that will allow the company to return a portion of capital to shareholders, which will depend on the company’s ability to manage its capital needs, and the effect of business mix, acquisitions and rating agency and regulatory requirements, including those arising from the company’s status as a bank holding company; the ability of the company to meet its objectives with respect to the growth of its brokered retail CD program, brokerage sweep account program and the direct deposit initiative; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the company’s brand, allows the company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the company’s settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the company’s existing operations; the underlying assumptions and expectations related to the February 2008 sale of the American Express Bank Ltd. businesses and the transaction’s impact on the company’s earnings proving to be inaccurate or unrealized; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the company’s operating expense to revenue ratio, both in the short-term (including during 2009) and over time, of reengineering initiatives being implemented or considered by the company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the Delta Air Lines/Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the company’s businesses and/or negative changes in the company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the company’s future business growth, its credit ratings, market capacity and demand for securities offered by the company, performance by the company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco, the company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions and the company’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility and the Temporary Liquidity Guarantee Program, being made available through the Federal Reserve Bank of New York, the Federal Deposit Insurance Corporation and other federal departments and agencies; accuracy of estimates for the fair value of the assets in the company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the company’s lending securitizations and the ability of our charge card and lending trusts to maintain excess spreads at levels sufficient to avoid material set-asides or early amortization of our charge card and lending securitizations, which will depend on various factors such as income derived from the relevant portfolios and their respective credit performances; the increase in excess spread resulting from the designation of discount option receivables with respect to the American Express Credit Account Master Trust, which will depend in part on the monthly principal payment rate posted to accounts in, and the credit performance of, the securitized lending portfolio; the company’s ability to avoid material losses on its investment portfolio, including its investments in state and municipal obligations, the issuers of which could be adversely affected by the challenging economic environment; the company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payment industry; the company’s ability to attract and retain executive management and other key employees; the company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 and regulations recently adopted by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the company’s net income; accounting changes, including the Financial Accounting Standards Board’s recent adoption of changes to the accounting of off-balance sheet activities or other potential regulatory interpretations in this area, which, when effective, will result in the Company’s having to consolidate the assets and liabilities of the lending securitization trust, thereby requiring the Company to reestablish loss reserves, which could reduce the Company’s regulatory capital ratios and/or change the presentation of its financial statements; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the company’s major businesses. A further description of these and other risks and uncertainties can be found in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, the company’s Quarterly Report on Form 10-Q report for the quarter ended March 31, 2009 and the company’s other reports filed with the SEC.

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

U.S. Card Services and Global Merchant Services Matters

The Company has been named in a number of purported class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between the Company’s charge cards and credit cards in violation of various state and federal laws, including the following: (i) Cohen Rese Gallery et al. v. American Express Company et al., U.S. District Court for the Northern District of California (filed July 2003); (ii) Italian Colors Restaurant v. American Express Company et al., U.S. District Court for the Northern District of California (filed August 2003); (iii) DRF Jeweler Corp. v. American Express Company et al., U.S. District Court for the Southern District of New York (filed December 2003); (iv) Hayama Inc. v. American Express Company et al., Superior Court of California, Los Angeles County (filed December 2003); (v) Chez Noelle Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vi) Mascari Enterprises d/b/a Sound Stations v. American Express Company et al., U.S. District Court for the Southern District of New York (filed January 2004); (vii) Mims Restaurant v. American Express Company et al., U.S. District Court for the Southern District of New York (filed February 2004); and (viii) The Marcus Corporation v. American Express Company et al., U.S. District Court for the Southern District of New York (filed July 2004). The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. Upon motion to the Court by the Company, the venue of the Cohen Rese and Italian Colors actions was moved to the U.S. District Court for the Southern District of New York (SDNY) in December 2003. Each of the above-listed actions (except for Hayama) is now pending in the SDNY under the consolidated caption “In re American Express Merchants’ Litigation”. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to such date that were pending in the SDNY, and on March 15, 2006, such motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the Court’s arbitration ruling and on January 30, 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The parties have requested a conference with the District Court to discuss next steps in light of the Second Circuit’s ruling. On April 17, 2009, the Company filed with the United States Supreme Court an application for an extension of time to file a petition of certiorari with the Supreme Court from the arbitration ruling of the Second Circuit. In addition, the Company continues to request the California Superior Court hearing the Hayama action referenced above to stay that action. To date the Hayama action has been stayed. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, Marcus filed a motion seeking certification of a class. The Company has opposed Marcus’ motion for class certification. In addition, each of the Company and Marcus has moved for summary judgment in their favor. A decision on the class certification motion and the summary judgment motions is pending. On March 30, 2009, the Court denied the plaintiffs’ motion for class certification without prejudice to renew upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 30th order. A decision on the summary judgment motions is pending.

In August 2005, a purported class action captioned Performance Labs Inc. v. American Express Travel Related Services Company, Inc. (“TRS”), MasterCard International Incorporated, Visa USA, Inc. et al. was filed in the U. S. District Court for the District of New Jersey. The action was then transferred to the U.S. District Court for the Eastern District of New York. The complaint alleged that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express Cards that are not imposed equally on other forms of payment violates U.S. antitrust laws. The suit sought injunctive relief. TRS moved to dismiss the complaint. In addition, the Company learned that two additional purported class actions that made allegations similar to those made in the Performance Labs action had also been filed: 518 Restaurant Corp. v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in August 2005 in the United States District Court for the Eastern District of Pennsylvania) and Lepkowski v. American Express Travel Related Services Company, Inc., MasterCard International Incorporated, Visa USA, Inc. et al. (filed in October 2005 in the U.S. District Court for the Eastern District of New York). The plaintiffs in these actions sought injunctive relief. The 518 Restaurant Corp. action was voluntarily withdrawn without TRS ever having been served with the complaint. The complaint in the Lepkowski action was also never served. The Lepkowski and Performance Labs cases were consolidated in the U.S. District Court for the Eastern District of New York for pre-trial purposes in a larger multi-district litigation involving other named defendants not affiliated with the Company, and all proceedings in the consolidated action were stayed pending the filing of a consolidated amended complaint. Such consolidated amended complaint was filed on April 24, 2006, but the Company was not named in that action. Other defendants, not affiliated with the Company, were named. However, on April 18, 2006, Performance Labs, Inc., Joseph Lepkowski, DDS d/b/a Oak Park Dental Studio, and Jasa Inc., filed an action in the SDNY against American Express Company and American Express Travel Related Services Company, Inc. Other merchants have since filed similar complaints, including, Animal Land Inc., Rookies, Inc., Lopez DeJong Inc., Pranzo Inc., Gina Kim-Park d/b/a Mille Fiore, and Parlor Corporation. All these complaints challenge the Company’s “anti-steering” rules as unlawful under the antitrust laws. Originally plaintiffs sought only injunctive relief but have since amended their complaint to also seek unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the recent ruling of the Second Circuit (discussed above), the stay has been lifted, and American Express’s response to the complaint was filed in April 2009. Plaintiffs have also filed an amended complaint in the Lopez DeJong case and proposed that the amended complaint would serve as a “model for the First Consolidated Class Complaint” in all these matters.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws. As alleged by the plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred.

In June 2009, a putative class action, captioned Mesi v. American Express Centurion Bank, was filed in U.S. District Court for the District of Central California. The complaint seeks to certify a class of American Express cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by the Company. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief.

International Matters

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleged that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claimed reimbursement of all foreign currency conversions, CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal is expected to be heard by the Quebec Court of Appeal in late 2010 or early 2011.

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$11.2 million plus interest on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$2.2 million. The judgment has been appealed by Amex Bank of Canada. The appeal is expected to be heard by the Quebec Court of Appeal in late 2010 or early 2011.

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”), and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to us, the Company believes that the matters discussed below, together with the risk factors set forth in the 2008 Form 10-K, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2008 Form 10-K. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and could have a material adverse effect on the Company’s results of operations.

The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”), requires the Company to make fundamental changes to many of our current business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act accelerated the effective date and expanded the scope of amendments adopted in December 2008 by federal bank regulators in the United States to Regulation AA (i.e., “UDAP”), which relate to unfair and deceptive acts or practices, and Regulation Z, which relate to truth in lending, that restrict certain credit and charge card practices and require expanded disclosures to consumers. In addition, the CARD Act provides consumers with the right to opt out of interest rate increases (with limited exceptions) and other significant changes to account terms.

Most of the requirements of the CARD Act will become effective in February 2010, but several provisions will become effective on August 20, 2009. It is difficult to evaluate the resulting impact on our business at this time, as a number of the provisions in the CARD Act require significant interpretation by the Federal Reserve.

While the Company anticipates making certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on the Company’s business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of the Company’s competitors, which are difficult to predict at this time. If the Company is not able to lessen the impact of the changes required by the CARD Act, it will have a material adverse effect on results of operations.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended June 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

April 1-30, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	7,454	$16.95	N/A	N/A

May 1-31, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	4,188	$24.84	N/A	N/A

June 1-30, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	3,848	$22.94	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	15,490	$20.57	N/A

(1)	At June 30, 2009, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.
(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.
(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF A SECURITY HOLDERS

For information relating to the matter voted upon at the Company’s annual meeting of shareholders held on April 27, 2009, see the information set forth under the caption “Item 4. Submission of Matters to a Vote of Security Holders” in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2009, which is incorporated herein by reference.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: August 3, 2009	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: August 3, 2009	By	/s/ Joan C. Amble
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

Pursuant to applicable SEC rules, the Company will file, no later than 30 days after the date of the filing of this Quarterly Report, an amendment to this Quarterly Report that will contain, in XBRL (eXtensible Business Reporting Language) format, the Company’s unaudited consolidated financial statements included in this Quarterly Report.

E-1