Form 10-Q/A
period 2009-06-30
AMERICAN EXPRESS CO
filed 2009-09-02
CIK 4962

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 23, 2009
Common Shares (par value $.20 per share)	1,189,201,513 shares

Explanatory Note

The purpose of this Amendment No. 1 to our Quarterly Report on Form 10-Q for the period ended June 30, 2009, (the “Form 10-Q”), as filed with the Securities and Exchange Commission on August 3, 2009, is to furnish Exhibit 101 to the Form 10-Q as required by Rule 405 of Regulation S-T. Exhibit 101 to this report provides the following items from the Form 10-Q formatted in eXtensible Business Reporting Language (XBRL): (i) the unaudited Consolidated Statements of Income, (ii) the unaudited Consolidated Balance Sheets, (iii) the unaudited Consolidated Statements of Cash Flows, and (iv) the notes to the unaudited consolidated financial statements, tagged as blocks of text.

Users of this data are advised that pursuant to Rule 406T of Regulation S-T these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections. No other changes have been made to the Form 10-Q other than those described above. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, and does not modify or update in any way disclosures made in the Form 10-Q.

Item 6.	Exhibits

The list of exhibits required to be filed as exhibits to this report are listed on Page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: September 2, 2009	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: September 2, 2009	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and Comptroller (Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

12	Computation in Support of Ratio of Earnings to Fixed Charges.*

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	Filed with our Form 10-Q on August 3, 2009

**	Furnished with this Form 10-Q/A

E-1