Form 10-Q
period 2009-09-30
AMERICAN EXPRESS CO
filed 2009-10-30
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2009
Common Shares (par value $0.20 per share)	1,189,169,358 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Three Months Ended September 30,
	2009	2008
Revenues
Non-interest revenues
Discount revenue	$3,373	$3,848
Net card fees	538	541
Travel commissions and fees	383	499
Other commissions and fees	448	573
Securitization income, net	71	200
Other	449	553

Total non-interest revenues	5,262	6,214

Interest income
Interest and fees on loans	1,059	1,560
Interest and dividends on investment securities	229	200
Deposits with banks and other	9	74

Total interest income	1,297	1,834

Interest expense
Deposits	109	109
Short-term borrowings	2	114
Long-term debt and other	432	661

Total interest expense	543	884

Net interest income	754	950

Total revenues net of interest expense	6,016	7,164

Provisions for losses
Charge card	143	351
Cardmember lending	989	958
Other	46	50

Total provisions for losses	1,178	1,359

Total revenues net of interest expense after provisions for losses	4,838	5,805
Expenses
Marketing, promotion, rewards and cardmember services	1,619	1,929
Salaries and employee benefits	1,261	1,465
Professional services	575	608
Other, net	465	725

Total	3,920	4,727

Pretax income from continuing operations	918	1,078
Income tax provision	276	217

Income from continuing operations	642	861
Loss from discontinued operations, net of tax	(2)	(46)

Net income	$640	$815

Earnings per Common Share — Basic: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.54	$0.74
Loss from discontinued operations	—	(0.04)

Net income attributable to common shareholders (a)	$0.54	$0.70

Earnings per Common Share — Diluted: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.54	$0.74
Loss from discontinued operations	(0.01)	(0.04)

Net income attributable to common shareholders (a)	$0.53	$0.70

Average common shares outstanding for earnings per common share:
Basic	1,178	1,154

Diluted	1,181	1,158

Cash dividends declared per common share	$0.18	$0.18

(a)	Represents income from continuing operations or net income, as applicable, less earnings allocated to participating share awards and other items of $8 million and $5 million for the quarters ended September 30, 2009 and 2008, respectively. Net income attributable to common shareholders, after consideration of the items described above, was $632 million and $810 million for the quarters ended September 30, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Millions, except per share amounts)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Revenues
Non-interest revenues
Discount revenue	$9,744	$11,557
Net card fees	1,602	1,614
Travel commissions and fees	1,155	1,566
Other commissions and fees	1,340	1,785
Securitization income, net	210	871
Other	1,569	1,591

Total non-interest revenues	15,620	18,984

Interest income
Interest and fees on loans	3,432	4,795
Interest and dividends on investment securities	579	603
Deposits with banks and other	48	235

Total interest income	4,059	5,633

Interest expense
Deposits	299	381
Short-term borrowings	36	411
Long-term debt and other	1,310	1,966

Total interest expense	1,645	2,758

Net interest income	2,414	2,875

Total revenues net of interest expense	18,034	21,859

Provisions for losses
Charge card	716	937
Cardmember lending	3,706	3,304
Other	143	153

Total provisions for losses	4,565	4,394

Total revenues net of interest expense after provisions for losses	13,469	17,465
Expenses
Marketing, promotion, rewards and cardmember services	4,433	5,609
Salaries and employee benefits	3,884	4,430
Professional services	1,693	1,764
Other, net	1,579	2,349

Total	11,589	14,152

Pretax income from continuing operations	1,880	3,313
Income tax provision	453	748

Income from continuing operations	1,427	2,565
Loss from discontinued operations, net of tax	(13)	(106)

Net income	$1,414	$2,459

Earnings per Common Share — Basic: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.95	$2.21
Loss from discontinued operations	(0.01)	(0.09)

Net income attributable to common shareholders (a)	$0.94	$2.12

Earnings per Common Share — Diluted: (Note 12)
Income from continuing operations attributable to common shareholders (a)	$0.95	$2.20
Loss from discontinued operations	(0.01)	(0.10)

Net income attributable to common shareholders (a)	$0.94	$2.10

Average common shares outstanding for earnings per common share:
Basic	1,164	1,154

Diluted	1,166	1,161

Cash dividends declared per common share	$0.54	$0.54

(a)	Represents income from continuing operations or net income, as applicable, less (i) accelerated preferred dividend accretion of $212 million for the nine months ended September 30, 2009, due to the repurchase of $3.39 billion of preferred shares issued as part of the Capital Purchase Program (CPP) (ii) preferred shares dividends and related accretion of $94 million for the nine months ended September 30, 2009 and (iii) earnings allocated to participating share awards and other items of $13 million and $14 million for the nine months ended September 30, 2009 and 2008, respectively. Net income attributable to common shareholders, after consideration of the items described in (i) – (iii) above, was $1,095 million and $2,445 million for the nine months ended September 30, 2009 and 2008, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Millions, except share data)

(Unaudited)

	September 30, 2009	December 31, 2008
Assets
Cash and cash equivalents
Cash and cash due from banks	$1,704	$1,574
Interest-bearing deposits in other banks (including federal funds sold and securities purchased under resale agreements: 2009, $151; 2008, $141)	6,356	6,554
Short-term investment securities	10,588	12,419

Total	18,648	20,547
Accounts receivable
Cardmember receivables, less reserves: 2009, $599; 2008, $810	31,528	32,178
Other receivables, less reserves: 2009, $118; 2008, $118	3,267	4,393
Loans
Cardmember lending, less reserves: 2009, $3,359; 2008, $2,570	28,116	39,641
Other, less reserves: 2009, $30; 2008, $39	511	1,018
Investment securities	23,798	12,526
Premises and equipment – at cost, less accumulated depreciation: 2009, $4,055; 2008, $3,743	2,759	2,948
Other assets	11,818	12,607
Assets of discontinued operations	—	216

Total assets	$120,445	$126,074

Liabilities and Shareholders’ Equity
Liabilities
Customers’ deposits	$23,863	$15,486
Travelers Cheques outstanding	5,746	6,433
Accounts payable	8,780	8,428
Short-term borrowings	2,202	8,993
Long-term debt	52,850	60,041
Other liabilities	13,061	14,592
Liabilities of discontinued operations	—	260

Total liabilities	106,502	114,233

Contingencies (see Note 18)
Shareholders’ Equity
Common shares, $0.20 par value, authorized 3.6 billion shares; issued and outstanding 1,189 million shares in 2009 and 1,160 million shares in 2008	237	232
Additional paid-in capital	11,015	10,496
Retained earnings	3,247	2,719
Accumulated other comprehensive loss, net of tax:
Net unrealized securities gains (losses), net of tax: 2009, $(332); 2008, $458	587	(699)
Net unrealized derivatives losses, net of tax: 2009, $21; 2008, $44	(38)	(80)
Foreign currency translation adjustments, net of tax: 2009, $35; 2008, $64	(679)	(368)
Net unrealized pension and other postretirement benefit costs, net of tax: 2009 $212; 2008, $216	(426)	(459)

Total accumulated other comprehensive loss	(556)	(1,606)

Total shareholders’ equity	13,943	11,841

Total liabilities and shareholders’ equity	$120,445	$126,074

See Notes to Consolidated Financial Statements

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Millions)

(Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities
Net income	$1,414	$2,459
Loss from discontinued operations, net of tax	13	106

Income from continuing operations	1,427	2,565
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	5,234	4,828
Depreciation and amortization	777	538
Deferred taxes, acquisition costs and other	(1,423)	(363)
Stock-based compensation	158	177
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	1,028	298
Other assets	236	(162)
Accounts payable and other liabilities	(925)	1,653
Travelers Cheques outstanding	(681)	(703)
Net cash used in operating activities attributable to discontinued operations	(239)	(88)

Net cash provided by operating activities	5,592	8,743

Cash Flows from Investing Activities
Sale of investments	2,647	1,919
Maturity and redemption of investments	2,741	7,062
Purchase of investments	(12,493)	(9,591)
Net decrease in cardmember loans/receivables	9,015	679
Proceeds from cardmember loan securitizations	2,244	9,619
Maturities of cardmember loan securitizations	(4,800)	(4,670)
Purchase of premises and equipment	(491)	(633)
Sale of premises and equipment	39	15
Acquisitions, net of cash acquired	—	(4,617)
Net cash provided by investing activities attributable to discontinued operations	196	2,605

Net cash (used in) provided by investing activities	(902)	2,388

Cash Flows from Financing Activities
Net change in customer deposits	8,545	(3,230)
Net decrease in short-term borrowings	(6,724)	(3,574)
Issuance of long-term debt	4,500	13,308
Principal payments on long-term debt	(12,439)	(10,324)
Issuance of American Express Series A preferred shares and warrants	3,389	—
Issuance of American Express common shares	531	180
Repurchase of American Express Series A preferred shares	(3,389)	—
Repurchase of American Express stock warrants	(340)	—
Repurchase of American Express common shares	—	(219)
Common and preferred dividends paid	(709)	(627)
Net cash provided by (used in) financing activities attributable to discontinued operations	40	(6,079)

Net cash used in financing activities	(6,596)	(10,565)
Effect of exchange rate changes on cash	4	64

Net (decrease) increase in cash and cash equivalents	(1,902)	630
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2009, $3; 2008, $6,390	20,550	15,268

Cash and cash equivalents at end of period includes cash of discontinued operations: 2009, $0; 2008, $342	$18,648	$15,898

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

The interim financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. The Company made certain adjustments that represent corrections of errors related to prior periods (see Notes 8 and 13 for additional details). Otherwise, all adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year.

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

Recently Issued Accounting Standards

Effective for interim and annual periods ending after September 15, 2009, the Financial Accounting Standards Board (FASB) Accounting Standards CodificationTM (the Codification) is the single source of authoritative literature of U.S. generally accepted accounting principles (GAAP). The Codification consolidates all authoritative accounting literature into one internet-based research tool, which supercedes all pre-existing accounting and reporting standards, excluding separate rules and other interpretive guidance released by the Securities and Exchange Commission. New accounting guidance is now issued in the form of Accounting Standards Updates, which update the Codification. The Company has adopted the Codification in the period ending September 30, 2009, and as a result has replaced references to standards that were issued prior to the Codification with a description of the applicable accounting guidance.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The FASB recently issued the following accounting standards, which are effective beginning January 1, 2010.

•

An amendment to the accounting guidance for transfers of financial assets (originally issued as Statement of Financial Accounting Standards No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140”): The amendment eliminated the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIE). Other changes include additional considerations when determining if sale accounting is appropriate, as well as enhanced disclosures requirements. The new standard is to be applied prospectively to transactions completed after the effective date.

•

An amendment to the accounting guidance for consolidation of VIEs (originally issued as FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”): The new standard eliminates the scope exception for QSPEs and requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary, and (iii) the required financial statement disclosures. The new standard can be applied as of the effective date, with a cumulative-effect adjustment to retained earnings recognized on that date, or retrospectively, with a cumulative-effect adjustment to retained earnings recognized as of the beginning of the first year adjusted.

The Company has determined that it will be required to consolidate the American Express Credit Account Master Trust (the Lending Trust) as a result of implementing these standards, and is currently assessing the impact of such consolidation on its financial position and results of operations. The Company has provided, on a pro forma basis as of September 30, 2009, the impact of consolidating the Lending Trust on its bank regulatory capital ratios within the “Consolidated Capital Resources and Liquidity” section of the Company’s Form 10-Q for the Quarterly Period Ended September 30, 2009. The Company is also assessing the impact of these standards on certain other unconsolidated entities. Refer to Note 7 for further discussion of the Lending Trust.

2. Discontinued Operations

On September 18, 2007, the Company entered into an agreement to sell its international banking subsidiary, American Express Bank Ltd. (AEB), to Standard Chartered PLC (Standard Chartered), and to sell American Express International Deposit Company (AEIDC) through a put/call agreement to Standard Chartered 18 months after the close of the AEB sale. The sale of AEB was completed on February 29, 2008. In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation; the sale of AEIDC was completed on September 10, 2009.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3. Accounts Receivable

Accounts receivable at September 30, 2009 and December 31, 2008, consisted of:

(Millions)	2009	2008

U.S. Card Services	$15,930	$17,822

International Card Services	5,627	5,582

Global Commercial Services	10,364	9,397

Global Network & Merchant Services (a)	206	187

Cardmember receivables, gross (b)	32,127	32,988

Less: Cardmember reserve for losses	599	810

Cardmember receivables, net	$31,528	$32,178

Other receivables, gross (c)	$3,385	$4,511

Less: Other reserve for losses	118	118

Other receivables, net	$3,267	$4,393

(a)	Includes receivables primarily related to the Company’s business partners and International Currency Card portfolios.
(b)	Includes approximately $9.8 billion and $9.9 billion of cardmember receivables outside the United States as of September 30, 2009 and December 31, 2008, respectively.
(c)	Other receivables primarily represent amounts due from the Company’s travel customers, third party issuing partners, accrued interest on investments, receivables acquired in connection with the purchase of Corporate Payment Services (CPS), Company cash held in an off-balance sheet securitization trust for daily settlement requirements, and other receivables due to the Company in the ordinary course of business.

The following table presents changes in the cardmember receivable reserve for losses for the nine months ended September 30:

(Millions)	2009	2008

Balance, January 1	$810	$1,149

Additions:

Cardmember receivables provision	716	937

Deductions/Other:

Cardmember receivables net write-offs (a)	(937)	(883)

Cardmember receivables other (b)	10	(69)

Balance, September 30	$599	$1,134

(a)	Represents write-offs of charge card balances consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries of $254 million and $151 million for the nine months ended September 30, 2009 and 2008, respectively.
(b)	Primarily includes foreign currency translation adjustments. For the three months ended September 30, 2008, this amount also includes waived fees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4. Loans

Loans at September 30, 2009 and December 31, 2008 consisted of:

(Millions)	2009	2008

U.S. Card Services	$22,686	$32,684

International Card Services	8,771	9,499

Global Commercial Services	18	28

Cardmember lending, gross	31,475	42,211

Less: Cardmember lending reserve for losses	3,359	2,570

Cardmember lending, net	$28,116	$39,641

Other loans, gross (a)	$541	$1,057

Less: Other reserve for losses	30	39

Other loans, net	$511	$1,018

(a)	Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the CPS acquisition. Other loans at December 31, 2008, included a loan to an affiliate in discontinued operations.

The following table presents changes in the cardmember lending reserve for losses for the nine months ended September 30:

(Millions)	2009	2008

Balance, January 1	$2,570	$1,831

Additions:

Cardmember lending provisions (a)	3,665	3,209

Cardmember lending other (b)	41	95

Total provision	3,706	3,304

Deductions:

Cardmember lending net write-offs – principal (c)	(2,360)	(1,941)

Cardmember lending net write-offs – interest and fees (c)	(376)	(437)

Cardmember lending other (d)	(181)	(117)

Balance, September 30	$3,359	$2,640

(a)	Represents loss provisions for cardmember lending consisting of principal (resulting from authorized transactions), interest, and fee reserves components.
(b)	Primarily represents adjustments to cardmember lending receivables resulting from unauthorized transactions. For the nine months ended September 30, 2008, this amount also includes waived fees.
(c)	Cardmember lending net write-offs – principal for September 30, 2009 and 2008 include recoveries of $253 million and $236 million, respectively. Recoveries of interest and fees were de minimis.
(d)	For September 30, 2009, this amount primarily includes $169 million of reserves that were removed in connection with securitizations during the period, which is offset in the allocated cost of the associated retained subordinated securities. This amount also includes foreign currency translation adjustments. Prior periods primarily included foreign currency translation adjustments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in the other loans reserve for losses for the nine months ended September 30:

(Millions)	2009	2008

Balance, January 1	$39	$45

Provisions	64	29

Net write-offs and other (a)	(73)	(30)

Balance, September 30	$30	$44

(a)	Net write-offs and other for September 30, 2009 and 2008 include recoveries of $9 million and $8 million, respectively, and foreign currency translation adjustments of $(22) million and $7 million, respectively.

5. Investment Securities

The following is a summary of investment securities, all of which are classified as available-for-sale at September 30, 2009 and December 31, 2008:

	September 30, 2009				December 31, 2008
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,280	$94	$(145)	$6,229	$6,628	$37	$(1,034)	$5,631
U.S. Government treasury obligations	5,064	22	—	5,086	1,933	48	—	1,981
U.S. Government agency obligations	6,706	60	—	6,766	3,141	44	—	3,185
Mortgage-backed securities(a)	161	2	(1)	162	73	2	—	75
Retained subordinated securities(b)	3,172	526	(2)	3,696	1,328	—	(584)	744
Equity securities(c)	100	362	—	462	200	344	—	544
Corporate debt securities(d)	1,280	15	(16)	1,279	230	1	(13)	218
Foreign government bonds and obligations	76	2	—	78	84	1	(4)	81
Other	40	—	—	40	67	—	—	67

Total	$22,879	$1,083	$(164)	$23,798	$13,684	$477	$(1,635)	$12,526

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	Consists of investments in retained subordinated securities from the Company’s securitization of cardmember loans.
(c)	Represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).
(d)	The September 30, 2009 balance includes $1.05 billion of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the FDIC.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value

The following is a description of the valuation techniques utilized by the Company to measure the fair value of its investment securities, including the three general classifications of such items pursuant to the fair value hierarchy (Level 1, Level 2, and Level 3). These techniques may produce fair values that may not be indicative of a future sale, or reflective of future fair values. The use of different techniques to determine the fair value of these types of investment securities could result in different estimates of fair value at the reporting date.

•

Level 1 - When available, quoted market prices are used to determine fair value and the investment securities are classified within Level 1 of the fair value hierarchy. The Company has not classified any investment securities in Level 1 of the fair value hierarchy.

•

Level 2 - When quoted prices in an active market are not available, the fair values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced, but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades, broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, the Company did not apply any adjustments to prices received from the pricing services. Although the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

•

Level 3 - In certain circumstances the fair market value for the Company’s investment securities is based on internally derived assumptions surrounding the timing and amount of expected cash flows for the financial instrument. Therefore, these assumptions are unobservable in either an active or inactive market.

As of September 30, 2009 and December 31, 2008, all of the Company’s investment securities are classified within Level 2 of the fair value hierarchy, except for the retained subordinated securities from the Company’s securitization of cardmember loans, which are classified within Level 3 of the fair value hierarchy. Refer to Note 7 for further details including the valuation methodology used to calculate the fair value of the retained subordinated securities.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-Than-Temporary Impairment

The Company reviews and evaluates investments at least quarterly, and more often as market conditions may require, to identify investments that have indications of other-than-temporary impairment. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. Accordingly, the Company considers several metrics when evaluating securities for other-than-temporary impairment. The key factors considered include the determination of the extent to which the decline in the fair value of the security is due to increased default risk for the specific issuer or market interest rate risk. With respect to increased default risk, the Company assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of a financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, the Company assesses whether it has the intent to sell the securities, and whether it is more likely than not that the Company will not be required to sell the securities before recovery of any unrealized losses.

The following table provides information about available-for-sale investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008:

(Millions)	September 30, 2009				December 31, 2008
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$48	$(3)	$2,127	$(142)	$2,515	$(326)	$2,037	$(708)
Mortgage-backed securities	70	(1)	—	—	—	—	—	—
Retained subordinated securities	—	—	73	(2)	744	(584)	—	—
Corporate debt securities	122	(2)	70	(14)	35	(1)	99	(12)
Foreign government bonds and obligations	—	—	—	—	27	(4)	—	—

Total	$240	$(6)	$2,270	$(158)	$3,321	$(915)	$2,136	$(720)

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the gross unrealized losses of temporary impairments by ratio of fair value to amortized cost as of September 30, 2009 and December 31, 2008:

September 30, 2009:

(Millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
90%–100%	39	$227	$(4)	243	$1,730	$(69)	282	$1,957	$(73)
Less than 90%	5	13	(2)	63	540	(89)	68	553	(91)

Total	44	$240	$(6)	306	$2,270	$(158)	350	$2,510	$(164)

December 31, 2008:

(Millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Numbers of Securities	Estimated Fair Value	Gross Unrealized Losses
90%–100%	327	$1,289	$(73)	37	$111	$(7)	364	$1,400	$(80)
Less than 90%	321	2,032	(842)	310	2,025	(713)	631	4,057	(1,555)

Total	648	$3,321	$(915)	347	$2,136	$(720)	995	$5,457	$(1,635)

At September 30, 2009, the gross unrealized losses on state and municipal securities and all other securities are attributable to a number of reasons such as issuer specific credit spreads and changes in market interest rates. In assessing default risk on these securities, excluding the Company’s retained subordinated securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the securities. In assessing default risk on the retained subordinated securities, the Company has also analyzed the projected cash flows of the Lending Trust and expects to collect all of the contractual cash flows due on the securities.

Overall, for the investment securities in gross unrealized loss positions identified above (a) the Company does not intend to sell the securities (b) it is more likely than not that the Company will not be required to sell the securities before recovery of the unrealized losses, and (c) the Company expects that the contractual principal and interest will be received on the securities.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information

Gross realized gains and losses on sales of investment securities, included in other non-interest revenues, follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009		2008
Gains	$2	$5	$225	(a)	$9
Losses	—	(2)	—		(3)

Total	$2	$3	$225		$6

(a)	Primarily represents the gain from the sale of 50 percent of the Company’s investment in ICBC.

Contractual maturities of investment securities classified as available-for-sale, excluding (i) equity securities and (ii) other securities (primarily mutual funds with no stated maturity), as of September 30, 2009 are as follows:

(Millions)	Cost	Estimated Fair Value

Due within 1 year	$6,878	$6,910
Due after 1 year through 5 years	9,874	10,412
Due after 5 years through 10 years	676	724
Due after 10 years	5,311	5,250

Total	$22,739	$23,296

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because borrowers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6. Fair Values of Financial Instruments

GAAP requires the disclosure of the estimated fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements for the fair value of financial instruments exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts, and all non-financial instruments.

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities, as of the dates presented:

	September 30, 2009		December 31, 2008
(Rounded to nearest billion)	Carrying Value	Fair Value	Carrying Value	Fair Value

Financial Assets:

Assets for which carrying values equal or approximate fair value	$80	$80	$73	$73

Loans	$29	$29	$41	$41

Financial Liabilities:

Liabilities for which carrying values equal or approximate fair value	$46	$46	$45	$44

Long-term debt	$53	$54	$60	$56

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of September 30, 2009 and December 31, 2008, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be estimated by aggregating the amounts presented. The following methods were used to determine estimated fair values.

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

In addition, the following financial assets are carried at fair value:

Investment Securities

Investment securities are recorded at fair value on the Consolidated Balance Sheets with unrealized gains and losses recorded in accumulated other comprehensive loss. Gains and losses on investment securities classified as available-for-sale are recognized in the Consolidated Statements of Income upon disposition of the securities or when management determines that a decline in value below amortized cost is other-than-temporary. Refer to Note 5 for additional information regarding investment securities, including the valuation methodologies used to estimate fair value.

Derivative Financial Instruments

Derivative financial instruments are recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income or Consolidated Balance Sheets (accumulated other comprehensive loss) based upon the nature of the derivative. Refer to Note 15 for additional information regarding derivative financial instruments, including the valuation methodologies used to estimate fair value.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest-Only Strip

The interest-only strip is recorded at fair value on the Consolidated Balance Sheets, with gains and losses recognized in the Consolidated Statements of Income. As of September 30, 2009 and December 31, 2008 the interest-only strip had a fair value of nil and $32 million, respectively. Refer to Note 7 for additional information regarding the interest-only strip, including the valuation methodology used to estimate fair value.

Financial Assets Carried at Other Than Fair Value

Loans

Loans are recorded at historical cost, less reserves, on the Consolidated Balance Sheets. In estimating the fair value for the Company’s loans, the principal market is assumed to be the securitization market, and the Company uses the hypothetical securitization price to determine the fair value of the portfolio. The securitization price is estimated from the assumed proceeds of the hypothetical securitization in the current market, adjusted for securitization uncertainties such as market conditions and liquidity.

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair values include accrued interest, customer deposits, Travelers Cheques outstanding, short-term borrowings, and certain other liabilities. For these liabilities, the carrying values approximate fair value because they are short-term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other Than Fair Value

Long-Term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on the Company’s current borrowing rates for similar types of borrowing.

Guarantees

Refer to Note 16 for discussion of carrying and fair value information regarding guarantees.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Asset Securitizations

Off-Balance Sheet Securitizations

Servicing Portfolio

The Company periodically securitizes cardmember loans through the American Express Credit Account Master Trust (the Lending Trust). The following table illustrates the activity in the Lending Trust (including the securitized cardmember loans and seller’s interest) for the nine months ended September 30:

(Millions)	2009	2008
Lending Trust assets, January 1	$41,579	$36,194
Account additions, net	2,956	10,187
Cardmember activity, net	(7,912)	(3,456)

Lending Trust assets, September 30	$36,623	$42,925

Securitized cardmember loans, January 1	$28,955	$22,670
Impact of issuances, external	2,250	9,640
Impact of issuances, retained	2,013	1,315
Impact of maturities	(4,800)	(4,670)

Securitized cardmember loans, September 30	$28,418	$28,955

Seller’s interest, January 1	$12,624	$13,524
Impact of issuances	(4,263)	(10,955)
Impact of maturities	4,800	4,670
Account additions, net	2,956	10,187
Cardmember activity, net	(7,912)	(3,456)

Seller’s interest, September 30	$8,205	$13,970

The Company, through its subsidiaries, is required to maintain an undivided interest in the transferred cardmember loans (seller’s interest), which is equal to the balance of all cardmember loans ($35,664 million and $41,756 million at September 30, 2009 and 2008, repectively) transferred to the Lending Trust plus the associated accrued interest receivable ($959 million and $1,169 million at September 30, 2009 and 2008, respectively) less the investors’ portion of those assets (securitized cardmember loans). Seller’s interest is reported as cardmember lending on the Company’s Consolidated Balance Sheets. Any billed finance charges related to the investors’ portion of securitized cardmember loans are reported as other assets on the Company’s Consolidated Balance Sheets.

The Company retains servicing responsibilities for the transferred cardmember loans through its subsidiary, American Express Travel Related Services Company, Inc. (TRS) and earns a related fee. No servicing asset or liability is recognized at the time of a securitization because the Company receives adequate compensation relative to current market servicing fees.

In an effort to address the concerns of rating agencies and the recent decline in the trust excess spread due to the performance of the underlying credit card receivables in the Lending Trust and the related American Express Credit Account Secured Note Trusts (the “Note Trusts”), the subsidiaries of the Company that are the transferors to the Lending Trust announced in the second quarter that certain actions affecting outstanding series of securities issued by the Lending Trust and the Note Trusts were completed in order to adjust the credit enhancement structure of substantially all of the outstanding series of securities previously issued by the Lending Trust and the Note Trusts. The actions, which are permitted by the transaction documents governing the Lending Trust and Note Trusts, consist of the

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

issuance of two new series of asset-backed securities, which provided additional credit enhancement to all outstanding series, and the exercise of a discount option with respect to new principal receivables arising in the Lending Trust. In addition to improving the levels of credit enhancement for existing series of securities issued by the Lending Trust and the Note Trusts, the actions increased the yield (or trust excess spread rate) on assets in the Lending Trust. More particularly, the actions taken included the following:

1.	Issuance of two new series of investor certificates (collectively, the “Series D Certificates”). The invested amount of investor certificates constituting the Series D Certificates were equal to (i) approximately 4.2 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust prior to 2007 (excluding one series of investor certificates matured in July 2009) and their corresponding portion of Series D Certificates and (ii) approximately 6.3 percent of the sum of the aggregate outstanding balances of investor certificates issued by the Lending Trust since 2007 and their corresponding portion of Series D Certificates, which resulted in the aggregate invested amount of the Series D Certificates being equal to approximately $1.5 billion. The Series D Certificates were acquired by the Company’s subsidiaries and affiliates that are the transferors of the Lending Trust in exchange for a portion of the Lending Trust retained interest (i.e., the “sellers’ interest”) owned by such subsidiaries and affiliates. The Series D Certificates provide credit enhancement to the existing series of investor certificates in that they receive payments from the cash flow of the Lending Trust only after payments due to all outstanding series of investor certificates issued by the Lending Trust that are supported by the Series D Certificates have been made to the holders thereof. The Series D Certificates were issued at a market rate of interest.

2.	Designation of a percentage of new principal receivables arising from accounts in the Lending Trust as “Discount Option Receivables” (as defined in the Lending Trust documentation). As permitted under the terms of the transaction documents governing the Lending Trust, collections on Discount Option Receivables may be applied as finance charge collections, which increased the yield on the assets in the Lending Trust by approximately 400-600 basis points beginning with the July monthly reporting period.

The actions described above did not have a material impact on the Company’s results of operations.

Securitization Income

The following table summarizes the activity related to securitized loans reported in securitization income, net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Excess spread, net (a)	$(67)	$84	$(204)	$490
Servicing fees	142	141	421	398
Losses on securitizations (b)	(4)	(25)	(7)	(17)

Securitization income, net	$71	$200	$210	$871

(a)	Excess spread, net is the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses, and the changes in the fair value of the interest-only strip. This amount excludes issuer rate fees on the securitized accounts, which is recorded in discount revenue in the Company’s Consolidated Statements of Income.
(b)	Excludes $119 million and $(252) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2009, as well as $189 million and $(38) million of impact from cardmember loan sales and maturities for the three months ended September 30, 2008, reflected in the provisions for losses for each respective period. Excludes $201 million and $(393) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2009, as well as $446 million and $(177) million of impact from cardmember loan sales and maturities for the nine months ended September 30, 2008, reflected in the provisions for losses for each respective period.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

At the time of a cardmember loan securitization, the Company records a gain (loss) on sale, which is calculated as the difference between the proceeds from the sale and the book basis of the cardmember loans sold. The book basis is determined by allocating the carrying amount of the sold cardmember loans, net of applicable credit reserves, between the cardmember loans sold and the interests retained based on their relative fair values. Such fair values are based on market prices at the date of transfer for the sold cardmember loans and on the estimated present value of future cash flows for retained interests. Gains (losses) on sale from securitizations are reported in securitization income, net in the Company’s Consolidated Statements of Income. The income component resulting from the release of credit reserves upon sale to external investors is reported as a reduction of provisions for losses from cardmember lending. The removal of credit reserves in connection with retained subordinated securities is offset in the allocated cost of the associated retained subordinated securities.

Retained Interests in Securitized Assets and Fair Value Measurement

The Company retains subordinated interests in the securitized cardmember loans. These interests include one or more A-rated, BBB-rated and unrated investments in tranches of the securitization (subordinated securities) and an interest-only strip. The following table presents retained interests at September 30, 2009 and December 31, 2008:

(Millions)	2009	2008

Subordinated securities (a)	$3,696	$744

Interest-only strip (b)	—	32

Total retained interests	$3,696	$776

(a)	The subordinated securities are accounted for at fair value as available-for-sale investment securities and are reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in accumulated other comprehensive (loss) income.
(b)	The interest-only strip is accounted for at fair value and is reported in other assets on the Company’s Consolidated Balance Sheets with changes in fair value recorded in securitization income, net in the Company’s Consolidated Statements of Income.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents the changes in fair value of the Company’s retained subordinated securities and its interest-only strip during the nine months ended September 30, 2009:

(Millions)	Investments– Retained Subordinated Securities		Other Assets- Interest-Only Strip
Beginning fair value, January 1, 2009	$744		$32
Increases (Decreases) in securitized loans	1,844		(17	) (b)
Unrealized gains and realized (losses)	1,108	(a)	(15	) (b)

Ending fair value, September 30, 2009	$3,696		$—

(a)	Included in accumulated other comprehensive loss net of tax.
(b)	Included in securitization income, net.

Changes in the estimates and assumptions used may have a significant impact on the Company’s valuation of the retained interests. As a result of adverse changes in certain of these assumptions, the fair value of the interest-only asset had been reduced from $32 million at December 31, 2008 to nil at September 30, 2009. The primary drivers of this decline in value are an increase in credit losses and a reduction in the finance charge yield net of certificate interest costs.

The key assumptions and the sensitivity of the current year’s fair value of the retained subordinated securities to immediate 10 percent and 20 percent adverse changes in these key assumptions are as follows:

Retained Subordinated Securities

(Millions, except rates per annum)	Assumptions	Impact on fair value of 10% adverse change	Impact on fair value of 20% adverse change

Discount rate	3.26% - 20.96%	$(64.1)	$(125.5)

LIBOR	1.26% - 3.37%	$1.6	$3.2

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

Other Disclosures

The table below summarizes cash flows received from the Lending Trust for the nine months ended September 30, 2009 and 2008:

(Millions)	2009	2008

Proceeds from new securitizations during the period	$2,244	$9,619

Proceeds from collections reinvested in revolving cardmember securitizations	$59,715	$58,235

Servicing fees received	$421	$398

Excess spread received, including issuer rate collections	$1,561	$1,872

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents quantitative information about delinquencies, net credit losses, and components of securitized cardmember loans on a trust basis at September 30, 2009 and 2008:

(Billions)	Total Principal Amount of Loans	Amount of Loans 30 Days or More Past Due	Net Credit Write-offs During the Year
2009

Cardmember loans managed(a)	$59.9	$2.4	$4.9

Less: Cardmember loans securitized	28.4	1.1	2.2

Cardmember loans on-balance sheet	$31.5	$1.3	$2.7

2008

Cardmember loans managed(a)	$74.7	$2.8	$3.6

Less: Cardmember loans securitized	29.0	1.1	1.2

Cardmember loans on-balance sheet	$45.7	$1.7	$2.4

(a)	Excludes subordinated accrued interest receivable classified in other assets of $764 million and $806 million for the periods ended September 30, 2009 and 2008, respectively.

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

The following table summarizes the total assets and liabilities held by the Charge Trust at September 30, 2009 and December 31, 2008:

(Billions)	2009	2008

Assets	$7.3	$7.8
Liabilities	$5.0	$5.0

These receivables are available only for payment of the debt or other obligations issued or arising in the securitization transactions. For these assets, the carrying values approximate fair value because these are short-term in duration. The long-term debt is payable only out of collections on the underlying securitized assets. The fair value of these liabilities was $4.9 billion and $4.4 billion at September 30, 2009 and December 31, 2008, respectively.

Lending Trust and Charge Trust Triggers

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table below presents key metrics reported by each trust at September 30, 2009:

	Lending Trust	Charge Trust
Excess spread rate, net:	(a)	(b)
3-month average – Trigger event
Trust trigger for reserve account funding	<5.00%	<4.00%
Trust trigger for early amortization	< 0%	< 0%
3-month average – Actual rate
Floating rate series actual rate	12.10%	29.61%
Fixed rate series actual rate	7.71%	26.37%
Reserve account funding (millions):
Required amount (c)
Floating rate series	$0	$0
Fixed rate series	$0	$0
Funded amount
Floating rate series	$0	$0
Fixed rate series	$0	$0
Seller’s interest percentage:
Required amount	>7%	>15%
Actual amount	23%	26%
Paydown rate – 3-month average:
Required amount	N/A	>60.0%
Actual amount	N/A	94.3%

(a)	The excess spread rate, net including issuer rate collections in the Lending Trust is the sum of the net cash flows of the (i) excess spread, net and (ii) issuer rate, as a percentage of the outstanding investors’ certificates. Excess spread, net is the net cash flows from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investors’ certificates, credit losses, contractual servicing fees and other expenses. The deductions may be a greater amount than the collections, resulting in negative spread losses. Excess spread, net is reported by the Company in securitization income, net in the Consolidated Statements of Income. See above for the disclosure of excess spread, net. Issuer rate collections are a portion of monthly discount revenue that is earned and collected by the Company on new transactions by cardmembers that have their loans sold into the Lending Trust. These cash flows are available to pay monthly Lending Trust expenses. The issuer rate is reported in discount revenue in the Company’s Consolidated Statements of Income. In the event the excess spread, net in the Lending Trust becomes negative, and the issuer rate collections are utilized to pay Lending Trust expenses, this would be reflected as an expense in securitization income, net in the Company’s Consolidated Statements of Income and as a reduction of the floating and fixed series excess spread rates.
(b)	The excess spread rate, net in the Charge Trust is the net cash flows from the discounted portion of principal collections allocated to the investors’ interests after deducting the interest paid on investors’ notes, credit losses, contractual servicing fees and other expenses, as a percentage of the outstanding investors’ notes.
(c)	If the three-month average excess spread rate, net including issuer rate collections falls below the trigger level of 5 percent or 4 percent for the Lending Trust and Charge Trust, respectively, the affected Trust is required to fund a cash account in increasing amounts ($3 million to $1.8 billion for the Lending Trust and $11 million to $207 million for the Charge Trust) depending on the severity by which the excess spread rate, net falls below the trigger level.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

8. Comprehensive Income

The components of comprehensive income, net of related tax, are as follows:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Millions)	2009		2008	2009		2008
Net income	$640		$815	$1,414		$2,459
Other comprehensive income (losses):
Net unrealized securities gains (losses)	554		(423)	1,286		(334)
Net unrealized derivative gains	11		47	42		32
Foreign currency translation adjustments	(220	)(a)	(43)	(311	)(a)	(136)
Net unrealized pension and other postretirement benefit costs	4		4	33		14

Total	$989		$400	$2,464		$2,035

(a)	The three and nine months ended September 30, 2009 include a $135 million and $190 million other comprehensive loss, respectively, representing the correction of an error related to the accounting in prior periods for cumulative translation adjustments associated with a net investment in foreign subsidiaries (see Note 13 for further details).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9. Customer Deposits

At September 30, 2009 and December 31, 2008, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2009	2008
U.S.:
Interest-bearing	$23,152	$14,377
Non-interest-bearing	15	18
Non-U.S.:
Interest-bearing	673	1,072
Non-interest-bearing	23	19

Total customer deposits	$23,863	$15,486

The customer deposits are aggregated by deposit type offered by the Company at September 30, 2009 and December 31, 2008 as follows:

(Millions)	2009	2008
U.S. retail deposits:
Cash sweep and savings accounts	$9,583	$7,247
Certificates of deposit	13,569	6,258
Institutional and other deposits	711	1,981

Total customer deposits	$23,863	$15,486

At September 30, 2009 and December 31, 2008 time deposits, included in interest-bearing deposits above, in denominations of $100,000 or more were as follows:

(Millions)	2009	2008
U.S.	$85	$894

Non-U.S.	—	153

Total	$85	$1,047

The scheduled maturities of all time deposits, included in interest-bearing deposits above, at September 30, 2009 are as follows:

(Millions)	U.S.	Non-U.S.	Total
2009	$3,285	$171	$3,456
2010	3,120	232	3,352
2011	3,275	—	3,275
2012	1,596	—	1,596
2013	1,360	—	1,360
After 5 years	933	—	933

Total	$13,569	$403	$13,972

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

The Company believes it is reasonably possible that unrecognized tax benefits could decrease within the next twelve months by as much as $670 million principally as a result of potential resolutions through settlements of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $670 million of unrecognized tax benefits, approximately $318 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining amount of $352 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

The following table summarizes the Company’s effective tax rate:

	Three Months Ended September 30, 2009 (a)	Nine Months Ended September 30, 2009 (b)	Full Year 2008 (b)
Effective tax rate	30%	24%	20%

(a)	Reflects the change in the Company’s estimated annual effective tax rate and tax benefits related to the resolution of certain prior years’ tax items.
(b)	Reflects tax benefits related to the resolution of certain prior years’ tax items.

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

On June 17, 2009, the Company repurchased the Preferred Shares at their face value of $3.39 billion. As the $3.39 billion cash paid exceeded the $3.18 billion carrying amount of the Preferred Shares, the $212 million excess represented an in-substance Preferred Shares dividend reducing EPS attributable to common shareholders by $0.18 for the nine months ended September 30, 2009, respectively. Refer to Note 12.

On July 29, 2009, the Company repurchased the Warrant for $340 million. The Warrant repurchase resulted in a reduction of cash and adjustment to Retained Earnings and additional paid-in-capital on the Company’s Consolidated Balance Sheet. This repurchase had no impact on the Company’s Consolidated Income Statement and EPS for the three months ended September 30, 2009.

The Treasury Department realized an annualized return of 26 percent from the Company’s overall participation in the CPP.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12. Earnings Per Common Share (EPS)

Basic EPS is computed using average actual shares outstanding during the period. Diluted EPS is basic EPS adjusted for the dilutive effect of non-participating share awards and other financial instruments that may be converted into common shares. The following table presents computations of basic and diluted EPS:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions, except per share amounts)	2009	2008	2009	2008
Numerator:
Basic and diluted:
Income from continuing operations	$642	$861	$1,427	$2,565
Preferred shares dividends, accretion, and recognition of remaining unaccreted dividends (a)	—	—	(306)	—
Earnings allocated to participating share awards and other items	(8)	(5)	(13)	(14)

Income from continuing operations attributable to common shareholders	634	856	1,108	2,551

Loss from discontinued operations	(2)	(46)	(13)	(106)

Net income attributable to common shareholders	$632	$810	$1,095	$2,445

Denominator:
Basic: weighted-average common stock	1,178	1,154	1,164	1,154
Add: weighted-average stock options and warrants (b)	3	4	2	7

Diluted	1,181	1,158	1,166	1,161

Basic Earnings Per Common Share:
Income from continuing operations attributable to common shareholders	$0.54	$0.74	$0.95	$2.21
Loss from discontinued operations	—	(0.04)	(0.01)	(0.09)

Net income attributable to common shareholders	$0.54	$0.70	$0.94	$2.12

Diluted Earnings Per Common Share:
Income from continuing operations attributable to common shareholders	$0.54	$0.74	$0.95	$2.20
Loss from discontinued operations	(0.01)	(0.04)	(0.01)	(0.10)

Net income attributable to common shareholders	$0.53	$0.70	$0.94	$2.10

(a)	Includes the accelerated preferred dividend accretion of $212 million for the nine months ended September 30, 2009, due to the repurchase of $3.39 billion of preferred shares issued as part of the CPP.
(b)	For the three months ended September 30, 2009 and 2008, unexercised stock options on 71 million and 46 million shares, respectively, and for the nine months ended September 30, 2009 and 2008, unexercised stock options on 79 million and 32 million shares, respectively, were not included in the computation of diluted EPS. These stock options were not included because their respective exercise prices were greater than the average market price of the Company’s common shares.

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

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13. Details of Certain Consolidated Statements of Income Lines

As a result of becoming a bank holding company, the Company has made certain additional required disclosures for items representing 1 percent or more of the aggregate of total interest income and total non-interest revenues.

The following is a detail of other commissions and fees for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Delinquency fees	$118	$201	$420	$862
Foreign currency conversion revenue	184	201	492	615
Service fees and other	146	171	428	308

Total other commissions and fees	$448	$573	$1,340	$1,785

The following is a detail of other revenues for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Insurance premium revenue	$73	$77	$225	$245
Publishing revenue	62	89	160	237
Gain on investment securities	2	3	225	6
Other	312	384	959	1,103

Total other revenues	$449	$553	$1,569	$1,591

The following is a detail of marketing, promotions, rewards and cardmember services for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Marketing and promotion	$504	$649	$1,201	$1,906
Cardmember rewards	983	1,132	2,858	3,301
Cardmember services	132	148	374	402

Total marketing, promotion, rewards and cardmember services	$1,619	$1,929	$4,433	$5,609

The following is a detail of other, net expenses for the three and nine months ended September 30:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Occupancy and equipment	$374	$398	$1,124	$1,185
Communications	105	118	315	348
Other non-income taxes	99	66	173	178
MasterCard and Visa settlements	(214)	(214)	(640)	(357)
Foreign exchange (gain) loss	(160)	(10)	(152)	5
Other (a)	261	367	759	990

Total other, net expense	$465	$725	$1,579	$2,349

(a)	The three and nine months ended September 30, 2009 include (i) a $135 million benefit representing the correction of an error related to the accounting for cumulative translation adjustments associated with a net investment in foreign subsidiaries (the impact of the incorrect accounting was not material to any of the quarterly or annual periods in which it occurred and resulted in a $60 million overstatement of pre-tax income in the second quarter of 2009, a $135 million understatement of pre-tax income in the fourth quarter of 2008 and minimal amounts for all other periods affected dating back to the third quarter of 2007 when the incorrect accounting originated), (ii) a $45 million benefit resulting from the change in fair value of certain forward exchange contracts, and (iii) lower travel and entertainment and other expenses due to the Company’s ongoing reengineering activities. The nine months ended September 30, 2009 also include a $59 million benefit representing the correction of an error related to prior periods from the completion of certain account reconciliations. Based on the items described above, the aggregate impact from the correction of errors in accounting for the nine months ended September 30, 2009 resulted in a $254 million overstatement of pre-tax income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14. Reportable Operating Segment Information

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS). The following table presents certain operating segment information:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues, excluding interest income:
USCS	$2,338	$2,797	$6,955	$8,763
ICS	866	965	2,461	2,894
GCS	1,017	1,291	3,033	3,931
GNMS	945	1,015	2,646	2,982
Corporate & Other, including adjustments and eliminations	96	146	525	414

Total	$5,262	$6,214	$15,620	$18,984

Interest income:
USCS	$772	$1,190	$2,466	$3,687
ICS	392	523	1,191	1,557
GCS	8	43	50	138
GNMS	1	2	3	4
Corporate & Other, including adjustments and eliminations	124	76	349	247

Total	$1,297	$1,834	$4,059	$5,633

Interest expense:
USCS	$207	$528	$639	$1,676
ICS	110	256	390	768
GCS	28	134	139	417
GNMS	(17)	(54)	(60)	(171)
Corporate & Other, including adjustments and eliminations	215	20	537	68

Total	$543	$884	$1,645	$2,758

Revenues net of interest expense:
USCS	$2,903	$3,459	$8,782	$10,774
ICS	1,148	1,232	3,262	3,683
GCS	997	1,200	2,944	3,652
GNMS	963	1,071	2,709	3,157
Corporate & Other, including adjustments and eliminations	5	202	337	593

Total	$6,016	$7,164	$18,034	$21,859

Income (Loss) from continuing operations:
USCS	$109	$244	$(116)	$788
ICS	127	67	230	315
GCS	116	134	273	512
GNMS	240	258	713	780
Corporate & Other	50	158	327	170

Total	$642	$861	$1,427	$2,565

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The Company has changed the manner by which it assesses the performance of its reportable operating segments to exclude the impact of its excess liquidity funding levels. Accordingly, beginning in the first quarter of 2009, the debt and cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread are no longer included within the reportable operating segment results (primarily USCS and GCS segments) and are reported in the Corporate & Other segment. The segment results for prior quarters have not been revised for this change. The following table shows the impact of the change in the segment results as follows:

For the three months ended September 30, 2009:

(Millions)	USCS	GCS	ICS	Corporate & Other	Total

Income (Loss) from continuing operations (a)	$38.7	$12.7	$0.3	$(51.7)	$—

For the nine months ended September 30, 2009:

(Millions)	USCS	GCS	ICS	Corporate & Other	Total

Income (Loss) from continuing operations (a)	$120.7	$47.2	$0.8	$(168.7)	$—

(a)	The impact on reportable operating segment debt and asset balances for this change was a decrease to USCS and GCS of $22.9 billion and $5.2 billion, respectively, and an increase to Corporate & Other of $28.1 billion.

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

General principles and the overall framework for managing market risk across the Company are defined in the Market Risk Policy approved by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, chaired by the Chief Market Risk Officer of the Company. In addition to the Market Risk Committee, market risk exposures for certain regulated entities are monitored and managed by various asset/liability committees, guided by Board-approved policies covering derivative financial instruments, funding and investments.

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

For the Company’s charge card and fixed-rate lending products, interest rate exposure is managed by shifting the mix of funding toward fixed-rate debt and by using derivative instruments, with an emphasis on interest rate swaps, which effectively fix interest expense for the length of the swap. For the majority of its cardmember loans, which earn a floating-rate of interest, interest rate exposure is managed by shifting the mix of funding toward floating-rate debt by using interest rate swaps to convert the fixed rate funding into floating rate funding for the length of the swap. The Company regularly reviews its strategy and may modify it. In addition, the Company may change the amount hedged and the hedge percentage may change based on changes in business volumes and mix, among other factors.

Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency denominated balance sheet exposures, translation exposure associated with the Company’s net investments in foreign operations, and foreign currency earnings in international units. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivative financial instruments such as foreign exchange forwards, options, and cross-currency swap contracts, which can help “lock in” the value of the Company’s exposure to specific currencies.

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

As of September 30, 2009 and December 31, 2008, the credit and nonperformance risks associated with the Company’s derivative counterparties were not significant.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative product assets and liabilities at September 30, 2009 and December 31, 2008:

	Other assets		Other liabilities
	Fair Value (a)		Fair Value (a)
(Millions) Location	September 2009	December 2008	September 2009	December 2008

Derivatives designated as hedging instruments
Interest rate contracts
Fair value hedges	$793	$1,072	$—	$—
Cash flow hedges	—	—	59	125
Foreign exchange contracts
Net investment hedges	86	535	224	165

Total derivatives designated as hedging instruments	$879	$1,607	$283	$290

Derivatives not designated as hedging instruments
Interest rate contracts	$11	$9	$7	$20
Foreign exchange contracts (b)	188	166	137	173

Total derivatives not designated as hedging instruments	199	175	144	193

Total derivatives (c)	$1,078	$1,782	$427	$483

(a)	The fair values of the Company’s derivative instruments are classified within Level 2 of the fair value hierarchy.
(b)	As of September 30, 2009, foreign exchange contracts include embedded foreign currency derivatives.
(c)	GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. At September 30, 2009 and December 31, 2008, $48 million and $39 million, respectively, of derivative assets and liabilities have been offset and represents the impact of legally enforceable master netting agreements that provide for the net settlement of all contracts in accordance with GAAP.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge the exposure of future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating rate at the time of issuance. As of September 30, 2009, the Company hedged $15.1 billion of its fixed-rate debt to floating rate debt using interest rate swaps.

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

The following tables summarize the impact of fair value hedges associated with the Company’s fixed-rate long-term debt described above on the consolidated financial statements for the three and nine months ended September 30:

For the three months ended September 30:

Statement of Income

	Derivative contract gain(loss)			Hedged item gain(loss)
(Millions)		Amount recognized, net of tax			Amount recognized, net of tax		Ineffective net gains (losses), net of tax
Derivative relationship	Location	2009	2008	Location	2009	2008	2009	2008
Fair value hedges:
Interest rate contracts	Other expenses, net	$95	$48	Other expenses, net	$(100)	$(43)	$(5)	$5

For the nine months ended September 30:

Statement of Income

	Derivative contract gain(loss)			Hedged item gain(loss)
(Millions)		Amount recognized, net of tax			Amount recognized, net of tax		Ineffective net gains (losses), net of tax
Derivative relationship	Location	2009	2008	Location	2009	2008	2009	2008
Fair value hedges:
Interest rate contracts	Other expenses, net	$(181)	$(63)	Other expenses, net	$180	$69	$(1)	$6

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivative instruments, primarily interest rate swaps. These derivative instruments effectively convert floating rate debt to fixed-rate debt for the duration of the swap. As of September 30, 2009, the Company hedged $2.4 billion of its floating debt using interest rate swaps.

For derivative financial instruments that qualify as cash flow hedges, the effective portions of the gain or loss on the derivatives are recorded in accumulated other comprehensive loss and reclassified into earnings when the hedged cash flows are recognized into earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss, as determined by the accounting requirements, is reported as a component of other expense, net.

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $42 million of net pretax losses on derivative instruments from accumulated other comprehensive loss into earnings during the next 12 months.

Currently, the longest period of time over which the Company is hedging its exposure to variability in future cash flows for forecasted transactions is less than one year, and is related to certificates of deposit.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portions of financial instruments that qualify as net investment hedges are recorded in accumulated other comprehensive loss as part of the cumulative translation adjustment. Any ineffective portions of net investment hedges are recognized in other, net expenses during the period of change.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following tables summarize the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements for the three and nine months ended September 30:

For the three months ended September 30:

	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax
(Millions)	Recognized in Other Comprehensive Income (OCI)		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount
Derivative relationship	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest rate contracts	$ (3)	$ 3	Interest expense	$(14)	$(44)	Other expenses, net	$—	$—

Net investment hedges:
Foreign exchange contracts	$(272)	$356	Other expenses, net	$—	$—	Other expenses, net	$—	$ 2

For the nine months ended September 30:

	Derivative impact on OCI gain (loss), net of tax					Derivative ineffectiveness gain (loss), net of tax
(Millions)	Recognized in Other Comprehensive Income		Location Reclassified into Income	Amount Reclassified into Income		Location Reclassified into Income	Amount
Derivative relationship	2009	2008		2009	2008		2009	2008
Cash flow hedges:
Interest rate contracts	$(20)	$(82)	Interest expense	$(62)	$(114)	Other expenses, net	$—	$—

Net investment hedges:
Foreign exchange contracts	$(643)	$69	Other expenses, net	$—	$—	Other expenses, net	$—	$ 2

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

The Company’s foreign subsidiaries may also enter into operating lease contracts that are denominated in a currency different from the functional or local currency of both parties to the contract. Certain of those contracts may also contain lease payments that are indexed (e.g. to the U.S. Consumer Price Index). The foreign currency and index based payment components of these leases may meet the definition of an embedded derivative. These leases are assessed to determine if the embedded derivative requires separate reporting and accounting, and if so, the embedded derivative is accounted for at fair value.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

For derivative financial instruments that are not designated as hedges, changes in fair value are reported in current period earnings.

The following tables summarize the impact of derivatives not designated as hedges on the Consolidated Financial Statements for the three and nine months ended September 30:

For the three months ended September 30:

Derivative relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax
(Millions)		2009	2008
Derivatives not designated as hedges
Interest rate contracts	Other expenses, net	$—	$(15)
Foreign exchange contracts(a)	Interest and dividends on investment securities	1	—
	Interest expense on short-term borrowings	1	(1)
	Interest expense on long-term debt and other	1	4
	Other expenses, net	36	(90)

Total		$39	$(102)

(a)	For the period ended September 30, 2009, foreign exchange contracts include embedded foreign currency derivatives. Gain (loss) on embedded derivatives is included in Other expenses, net.

For the nine months ended September 30:

Derivative relationship	Income Statement classification of gain (loss) on derivatives not designated as hedges	Amount recognized net of tax
(Millions)		2009	2008
Derivatives not designated as hedges
Interest rate contracts	Other expenses, net	$11	$(10)
Foreign exchange contracts(a)	Interest and dividends on investment securities	2	—
	Interest expense on short-term borrowings	2	(2)
	Interest expense on long-term debt and other	8	13
	Other expenses, net	57	(75)

Total		$80	$(74)

(a)	For the period ended September 30, 2009, foreign exchange contracts include embedded foreign currency derivatives. Gain (loss) on embedded derivatives is included in Other expenses, net.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

16. Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.

In relation to its maximum amount of undiscounted payments as seen below, to date the Company has not experienced any significant losses related to guarantees. The Company’s initial recognition of guarantees is at fair market value, which has been determined in accordance with GAAP governing fair value measurement.

The following table provides information related to such guarantees at September 30, 2009 and December 31, 2008:

	Maximum amount of undiscounted future payments(a) (Billions)		Amount of related liability(b) (Millions)
Type of Guarantee	September 30, 2009	December 31, 2008	September 30, 2009	December 31, 2008
Card and travel operations (c)	$65	$69	$100	$99
Other (d)	1	1	81	93

Total	$66	$70	$181	$192

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes.
(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.
(c)	Includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers. The Company generally has no collateral or other recourse provisions related to these guarantees.
(d)	Other primarily includes guarantees related to the Company’s business dispositions, real estate and various tax items.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17. Restructuring Charges

During the three and nine months ended September 30, 2009, the Company recorded $6 million and $183 million of new restructuring charges, net of adjustments of previously accrued amounts due to revisions of prior estimates. The restructuring activities in the quarter related principally to downsizing and reorganizing certain operations in network services, prepaid services, and staff groups. Year-to-date activity primarily relates to charges the Company took in the second quarter to further reduce its operating costs.

Restructuring charges and any subsequent adjustments related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment, professional services, and other net expenses.

The following table summarizes the Company’s restructuring reserves activity for the three and nine months ended September 30, 2009:

For the three months ended September 30, 2009:

(Millions)	Severance(a)	Other (b)	Total

Liability balance at June 30, 2009	$367	$54	$421
Restructuring charges, net of $7 in adjustments (c)	4	2	6
Payments	(73)	(6)	(79)
Other non-cash (d)	7	1	8

Liability balance at September 30, 2009 (e)	$305	$51	$356

For the nine months ended September 30, 2009:

(Millions)	Severance(a)	Other (b)	Total

Liability balance at December 31, 2008	$365	$62	$427
Restructuring charges, net of $30 in adjustments (c)	159	24	183
Payments	(232)	(36)	(268)
Other non-cash (d)	13	1	14

Liability balance at September 30, 2009 (e)	$305	$51	$356

(a)	Accounted for in accordance with the GAAP governing the accounting for nonretirement postemployment benefits and for costs associated with exit or disposal activities.
(b)	Other primarily includes facility exit and contract termination costs.
(c)	Net adjustments of $7 million during the three months ended September 30, 2009 ($2 million in USCS, $1 million in ICS, $4 million in GCS, $(1) million in GNMS, and $1 million in Corporate & Other) and $30 million during the nine months ended September 30, 2009 ($2 million in USCS, $13 million in ICS, $3 million in GCS, $2 million in GNMS, and $10 million in Corporate & Other) primarily related to higher employee redeployments to other positions within the Company.
(d)	Consists primarily of foreign exchange impacts.
(e)	The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2010, with the exception of certain smaller amounts related to contractual long-term severance arrangements which are expected to be completed in 2012, and certain lease obligations which will continue until their expiration in 2022.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s restructuring charges, net of adjustments by reportable segment for the three and nine months ended September 30, 2009, and the cumulative amounts relating to the restructuring programs that were in progress during 2009 and initiated at various dates between 2006 and 2009.

	2009 Total Restructuring Charges net of Adjustments			Cumulative Restructuring Expense Incurred to Date On In- Progress Restructuring Programs
(Millions)	Q1-Q2	Q3	Total	Severance	Other	Total
USCS	$18	$(2)	$16	$68	$6	$74
ICS	20	(1)	19	97	4	101
GCS	79	(4)	75	209	25	234
GNMS	13	1	14	50	2	52
Corporate & Other	47	12	59	163	60	223	(a)

Total	$177	$6	$183	$587	$97	$684	(b)

(a)	The Corporate & Other segment includes certain 2009 and 2008 severance and other charges of $34 million and $133 million, respectively, related to Company-wide support functions which were not allocated to the Company’s operating segments, as these were corporate initiatives and are consistent with how such charges were reported internally.
(b)	As of September 30, 2009, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

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

19. Subsequent Events

The Company has performed an evaluation of subsequent events through October 30, 2009, which is the date the financial statements were issued.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express Company (the Company), a bank holding company, is a leading global payments and travel company. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:

•	charge and credit card products;

•	expense management products and services;

•	consumer and business travel services;

•	stored value products such as Travelers Cheques and other prepaid products;

•	network services for the Company’s network partners; and

•	merchant acquisition and merchant processing, point-of-sale, servicing and settlement and marketing products and services for merchants.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line applications, targeted sales forces, and direct response advertising.

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

In addition, assuming achievement of these financial targets, the Company has sought to return at least 65 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.

The Company met or exceeded these targets for most of the past decade. However, during 2008 and the first nine months of 2009, its performance fell short of the targets due to the effects of the continuing global economic downturn. As long as these difficult conditions persist, it is unlikely that the Company will achieve its financial targets, on average and over time. The Company’s share repurchase program was suspended in 2008 and, as a result, the amount of capital generated that is returned to shareholders has been and will likely continue to be below the levels achieved earlier in the decade.

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

Current Economic Environment/Outlook

While year-over-year cardmember spending volume comparisons remained negative during the third quarter, monthly comparisons have recently improved as spending levels have stabilized. This pattern was fairly consistent across all of the Company’s businesses. In addition, the number of cardmember transactions on the Company’s network was relatively flat year-over-year. If third quarter spending volumes continue through the fourth quarter, which is subject to various uncertainties such as consumer confidence and the strength of the economy, among other factors, the Company would expect further narrowing of the decline in growth metrics given easier year-over-year comparisons.

Credit trends continued to show overall improvement. Charge card losses have moderated in the United States and worldwide past-due trends have improved. As expected, lending write-offs declined substantially in the quarter, although remain at historically high levels. Despite the decline, the Company increased reserves in light of the uncertainty surrounding the timing of an ultimate improvement in unemployment and other economic trends. While there is still reason to be cautious about the impact of high unemployment levels, the Company expects to see sequential improvement in the loan loss provision during the fourth quarter. As a result, the Company anticipates that it will make a greater level of incremental investments in the fourth quarter compared to the third quarter. Assuming current delinquency trends continue and bankruptcies do not increase significantly, the Company expects managed lending write-off rates in the United States for the fourth quarter to be less than the write-off rate in the third quarter1.

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

Reengineering Initiatives

In response to recent adverse economic conditions and to better position the Company’s cost structure for an anticipated slower economic growth environment over the medium term after the recession, the Company took various actions in the latter part of 2008 and in the second quarter of 2009 to reduce its cost structure that resulted in recording pretax reengineering charges of $449 million ($291 million after-tax) and $200 million ($130 million after-tax; before consideration of adjustments in the second quarter to amounts accrued in prior quarters), respectively. The Company estimates that all of the severance and employee-related costs and a significant majority of the other costs will result in future cash expenditures. The Company’s operating expense trends in the third quarter continued to reflect the cost reductions resulting from these reengineering programs.

Cumulatively through these reengineering initiatives, the Company expects to eliminate approximately 11,000 positions, which accounted for approximately 17 percent of the global workforce at the end of the third quarter of 2008. The Company initially estimated that these initiatives would result in combined savings of approximately $2.6 billion over the course of 2009, including approximately $1.5 billion of reduced investment spending; however, the better than expected credit trends discussed earlier will likely lead to increased investment spending, thereby reducing the $1.5 billion of savings included within the Company’s total reengineering targets. Based on its progress to date, the Company is on track to realize additional operating expense benefits this year.

Discontinued Operations

For the appropriate periods, the operating results, assets and liabilities, and cash flows of American Express Bank Ltd. (AEB), which was sold to Standard Chartered PLC (Standard Chartered) in 2008, and American Express International Deposit Company (AEIDC), which was sold to Standard Chartered in the third quarter of 2009, have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements and notes related thereto.

Refer to Note 2 to the Consolidated Financial Statements for further discussion of the Company’s discontinued operations.

American Express Company

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Card billed business (a):
United States	$106.5	$120.3	$308.7	$358.4
Outside the United States	50.1	55.2	138.5	164.4

Total	$156.6	$175.5	$447.2	$522.8

Total cards-in-force (millions) (b):
United States	49.4	54.3	49.4	54.3
Outside the United States	39.0	37.8	39.0	37.8

Total	88.4	92.1	88.4	92.1

Basic cards-in-force (millions) (b):
United States	38.6	42.3	38.6	42.3
Outside the United States	34.3	32.8	34.3	32.8

Total	72.9	75.1	72.9	75.1

Average discount rate (c)	2.54%	2.56%	2.55%	2.56%
Average basic cardmember spending (dollars) (d)	$2,898	$3,049	$8,029	$9,233
Average fee per card (dollars) (d)	$37	$34	$37	$34
Average fee per card adjusted (dollars)(d)	$41	$39	$41	$39

(a)	Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.
(b)	Total cards-in-force represents the number of cards that are issued and outstanding. Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary basic cards-in-force includes all cards that are issued and outstanding under network partnership agreements.
(c)	This calculation is designed to approximate merchant pricing. It represents the percentage of billed business (both proprietary and GNS) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.
(d)	Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $47 million and $35 million for the quarters ended September 30, 2009 and 2008, respectively. The card fees related to cardmember loans included in interest and fees on loans were $132 million and $105 million for the nine months ended September 30, 2009 and 2008, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $57 million and $84 million for the quarters ended September 30, 2009 and 2008, respectively. The amount of amortization excluded was $189 million and $243 million for the nine months ended September 30, 2009 and 2008, respectively. The Company presents adjusted average fee per card because management believes that this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

Selected Statistical Information (continued)

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Worldwide cardmember receivables:
Total receivables	$32.1	$37.6	$32.1	$37.6
Loss reserves (millions):
Beginning balance	$714	$1,146	$810	$1,149
Provision	143	351	716	937
Net write-offs	(265)	(333)	(937)	(883)
Other	7	(30)	10	(69)

Ending balance	$599	$1,134	$599	$1,134

% of receivables	1.9%	3.0%	1.9%	3.0%
Net write-off rate – USCS	3.2%	3.4%	4.4%	3.7%
30 days past due as a % of total – USCS	2.2%	3.3%	2.2%	3.3%
Net loss ratio as a % of charge volume – ICS	0.37%	0.25%	0.36%	0.23%
90 days past due as a % of total – ICS	2.5%	2.7%	2.5%	2.7%
Net loss ratio as a % of total – GCS	0.23%	0.15%	0.21%	0.12%
90 days past due as a % of total – GCS	1.5%	1.8%	1.5%	1.8%

Worldwide cardmember lending – owned basis (a):
Total loans	$31.5	$45.7	$31.5	$45.7
30 days past due loans as a % of total	4.0%	3.7%	4.0%	3.7%
Loss reserves (millions):
Beginning balance	$3,219	$2,594	$2,570	$1,831
Provision	973	927	3,665	3,209
Net write-offs – principal	(731)	(697)	(2,360)	(1,941)
Net write-offs – interest and fees	(90)	(161)	(376)	(437)
Other (b)	(12)	(23)	(140)	(22)

Ending balance	$3,359	$2,640	$3,359	$2,640

Ending Reserves – principal	$3,246	$2,426	$3,246	$2,426
Ending Reserves – interest and fees	$113	$214	$113	$214
% of loans	10.7%	5.8%	10.7%	5.8%
% of past due	264%	154%	264%	154%
Average loans	$32.3	$47.7	$35.7	$49.3
Net write-off rate	9.1%	5.8%	8.8%	5.2%
Net interest yield on cardmember loans (c)	9.7%	8.9%	9.8%	8.8%

Worldwide cardmember lending – managed basis (d):
Total loans	$60.7	$75.5	$60.7	$75.5
30 days past due loans as a % of total	4.0%	3.8%	4.0%	3.8%
Net write-offs-principal (millions)	$1,327	$1,090	$(4,260)	$2,884
Average loans	$61.8	$76.1	$64.6	$75.9
Net write-off rate	8.6%	5.7%	8.8%	5.1%
Net interest yield on cardmember loans (c)	10.0%	9.2%	10.3%	9.2%

(a)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.
(b)	For the quarter and nine months ended September 30, 2009, other primarily includes $25 million and $169 million of reserves that were removed in connection with securitizations during the period, respectively. The offset is in the allocated cost of the associated retained subordinated securities. This amount also includes foreign currency translation adjustments. The prior period primarily includes foreign currency translation adjustments.

(c)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio. The Company believes net interest yield cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio. Owned net interest yield for the nine months ended September 30, 2009, has been revised for a correction in the calculation methodology.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Owned Basis:
Net interest income	$754	$950	$2,414	$2,875
Average loans (billions)	$32.3	$47.7	$35.7	$49.3
Adjusted net interest income (a)	$797	$1,068	$2,628	$3,248
Adjusted average loans (billions) (b)	$32.4	$47.8	$35.8	$49.4

Net interest yield on cardmember loans (c)	9.7%	8.9%	9.8%	8.8%

Managed Basis (d):
Net interest income (e)	$1,410	$1,637	$4,596	$4,885
Average loans (billions)	$61.8	$76.1	$64.6	$75.9
Adjusted net interest income (f)	$1,554	$1,756	$4,966	$5,259
Adjusted average loans (billions) (g)	$62.0	$76.2	$64.8	$76.0
Net interest yield on cardmember loans (c)	10.0%	9.2%	10.3%	9.2%

(a)	Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.
(b)	Represents average owned loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses - cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation. The Company believes net interest yield cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio. Owned net interest yield for the nine months ended September 30, 2009, has been revised for a correction in the calculation methodology.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.
(e)	Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.
(f)	Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.
(g)	Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended September 30, 2009 and 2008

The Company’s consolidated income from continuing operations for the three months ended September 30, 2009, decreased $219 million or 25 percent to $642 million as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $0.20 or 27 percent to $0.54.

The Company’s consolidated net income for the three months ended September 30, 2009 decreased $175 million or 21 percent from the year ago period to $640 million, and diluted EPS decreased $0.17 or 24 percent to $0.53. Net income included a loss from discontinued operations of $2 million as compared to a $46 million loss from discontinued operations a year ago. For the twelve months ended, ROE was 11.7 percent, down from 27.8 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes reduced the growth rates of revenues net of interest expense, total expenses, and provisions for losses by 2 percent, for the three months ended September 30, 2009.

Results from continuing operations for the three months ended September 30, 2009 included:

•

A $180 million ($113 million after-tax) benefit related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries. See also Business Segment Results – Corporate & Other below for further discussion.

Results from continuing operations for the three months ended September 30, 2008 included:

•	A $100 million ($62 million after-tax) charge to the fair market value of the Company’s interest-only strip.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $6.0 billion, down $1.2 billion or 16 percent from $7.2 billion in the same period a year ago. Total revenues net of interest expense decreased due to lower discount revenue, lower total interest income, reduced securitization income, net, lower other commissions and fees, reduced travel commissions and fees, decreased other revenues and slightly lower net card fees, partially offset by lower total interest expense.

Discount revenue declined $475 million or 12 percent to $3.4 billion as a result of an 11 percent decrease in billed business. The greater discount revenue versus billed business decline primarily reflects the relatively faster growth in billed business related to GNS, where the Company shares discount revenue with card issuing partners. The average discount rate was 2.54 percent and 2.56 percent for the three months ended September 30, 2009 and 2008, respectively. As indicated in prior quarters, selective repricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were down 11 percent and 9 percent, respectively, primarily due to decreases in average spending per proprietary basic card.

The table below summarizes selected statistics for increases and decreases during the three months ended September 30, 2009:

	Percentage Increase/(Decrease)	Percentage Increase/(Decrease) Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	(11)%	(9)%
Proprietary billed business	(12)	(11)
GNS billed business (b)	2	7
Average spending per proprietary basic card	(5)	(3)
Basic cards-in-force	(3)
United States (a):
Billed business	(11)
Average spending per proprietary basic card	(4)
Basic cards-in-force	(9)
Proprietary consumer card billed business (c)	(12)
Proprietary small business billed business (c)	(15)
Proprietary Corporate Services billed business (d)	(10)
Outside the United States (a):
Billed business	(9)	(3)
Average spending per proprietary basic card	(8)	(2)
Basic cards-in-force	5
Proprietary consumer and small business billed business (e)	(12)	(6)
Proprietary Corporate Services billed business (d)	(19)	(13)

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.
(b)	Included in the Global Network and Merchant Services segment.
(c)	Included in the U.S. Card Services segment.
(d)	Included in the Global Commercial Services segment.
(e)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected mid-single digit volume increases in Latin America, a slight increase in Asia Pacific, and high-single digit declines in Canada and Europe.

Total cards-in-force declined 4 percent due to the effect of certain credit-related actions, including the cancellation of approximately 3.3 million inactive consumer and small business cards during the three months ended September 30, 2009. In U.S. businesses total cards in force declined 0.4 million while in non-U.S. businesses total cards in force increased 0.3 million, during the three months ended September 30, 2009.

Travel commissions and fees decreased $116 million or 23 percent to $383 million primarily reflecting a 29 percent decrease in worldwide travel sales, partly offset by a higher sales commission rate.

Other commissions and fees decreased $125 million or 22 percent to $448 million primarily driven by lower delinquency fees reflecting decreased owned loan balances and the impacts of various customer assistance programs, in addition to reduced spending-related foreign currency conversion revenues.

Securitization income, net decreased $129 million or 65 percent to $71 million driven by increased write-offs and lower interest and fee income on cardmember loans, partially offset by the third quarter of 2008 charge to the fair market value of the interest-only strip and lower interest expense due to lower rates paid on variable-rate investor certificates.

Other revenues decreased $104 million or 19 percent to $449 million, primarily reflecting decreased revenues from the CPS acquisition versus the third quarter of 2008 due to the migration of clients to the American Express network as well as lower publishing revenues.

Interest income declined $537 million or 29 percent to $1.3 billion in 2009. Interest and fees on loans decreased 32 percent, primarily due to a decline in the average owned loan balance, reduced market interest rates and the impact of various customer assistance programs, partially offset by the benefit of certain repricing initiatives. Interest and dividends on investment securities increased 15 percent primarily reflecting increased investment levels partially offset by reduced investment yields. Interest on deposits with banks and other decreased 88 percent, primarily due to a reduced yield and a lower balance of deposits in other banks.

Interest expense decreased $341 million or 39 percent to $543 million in 2009. Interest on deposits remained flat, due to a lower cost of funds, which more than offset increased balances. Interest on short-term borrowings decreased 98 percent due to significantly lower short-term debt levels and a lower cost of funds. Interest on long-term debt and other decreased 35 percent, primarily reflecting a lower cost of funds driven by reduced market rates on variably-priced debt, as well as a slightly lower average balance of long-term debt outstanding.

Provisions for Losses

Consolidated provisions for losses decreased $181 million or 13 percent over last year to $1.2 billion, primarily due to the impact of lower owned loan and receivable balances, and improved charge card credit indicators, partially offset by a higher cardmember lending reserve.

Charge card provisions decreased $208 million or 59 percent to $143 million, driven by improved credit indicators and lower receivable levels.

Cardmember lending provisions increased $31 million or 3 percent to $989 million, primarily reflecting a higher cardmember reserve level, partially offset by a lower owned loan balance.

Expenses

Consolidated expenses were $3.9 billion, down $807 million or 17 percent from $4.7 billion for the same period in 2008. The total expense decline reflected decreased other, net expenses, reduced salaries and employee benefits expense, and lower marketing, promotion, rewards and cardmember services expenses.

Marketing, promotion, rewards and cardmember services expenses decreased $310 million or 16 percent to $1.6 billion compared to a year ago, reflecting lower discretionary investment spending as part of the reengineering initiatives, lower overall rewards-related spending volumes, and the benefit of a revised, more restrictive redemption policy related to 30 days past due accounts, partially offset by higher redemption costs.

Salaries and employee benefits expenses decreased $204 million or 14 percent to $1.3 billion, primarily reflecting lower employee levels and related costs due to the Company’s ongoing reengineering initiatives, partially offset by costs related to employee compensation program-related changes. Included in the three months ended September 30, 2009 and 2008, was $12 million ($9 million after-tax) and $11 million ($7 million after-tax) of reengineering costs, respectively.

Other, net expenses decreased $260 million or 36 percent to $465 million reflecting the $180 million benefit in the third quarter of 2009 related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries (as discussed further in Business Segment Results – Corporate & Other below), as well as lower travel and entertainment and other expenses due to the Company’s ongoing reengineering activities.

Income Taxes

The effective tax rate was 30 percent and 20 percent for the three months ended September 30, 2009 and 2008, respectively. The effective tax rate for each of these periods reflects the change in the Company’s estimated annual effective tax rate, and tax benefits related to the resolution of certain prior years’ tax items.

Discontinued Operations

Loss from discontinued operations, net of tax, was $2 million and $46 million for the three months ended September 30, 2009 and 2008, respectively. The losses from discontinued operations arose primarily from mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

Consolidated Results of Operations for the Nine Months Ended September 30, 2009 and 2008

The Company’s consolidated income from continuing operations for the nine months ended September 30, 2009, decreased $1.1 billion or 44 percent to $1.4 billion as compared to the same period a year ago, and diluted earnings per share (EPS) from continuing operations declined $1.25 or 57 percent to $0.95.

The Company’s consolidated net income for the nine months ended September 30, 2009, decreased $1.0 billion or 42 percent from the year ago period to $1.4 billion, and diluted EPS decreased $1.16 or 55 percent to $0.94. Net income included a loss from discontinued operations of $13 million as compared to a $106 million loss from discontinued operations a year ago. For the twelve months ended, ROE was 11.7 percent, down from 27.8 percent a year ago.

The Company’s revenues, expenses, and provisions for losses are affected by changes in the relative values of non-U.S. currencies to the U.S. dollar. The currency rate changes reduced the growth rates of revenues net of interest expense, total expenses, and provisions for losses by 4 percent, 4 percent, and 2 percent, respectively, for the nine months ended September 30, 2009.

Additionally, basic and diluted EPS from continuing operations of $0.95 was negatively impacted by $0.18 per share in the second quarter of 2009 as a result of the accelerated accretion of the dividends on the preferred shares repurchased from United States Department of the Treasury under the terms of the Capital Purchase Program (CPP). Excluding the impact of the accelerated accretion, adjusted diluted EPS from continuing operations attributable to common shareholders would have been $1.13. Management believes adjusted diluted earnings per share from continuing operations attributable to common shareholders provides a useful metric to evaluate the ongoing operating performance of the Company.

Results from continuing operations for the nine months ended September 30, 2009, included a $211 million ($135 million after-tax) gain on the sale of a portion of the Company’s equity holding in ICBC, $189 million ($124 million after-tax) of net reengineering charges, and a $180 million ($113 million after-tax) benefit related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries (see also Business Segment Results – Corporate & Other below for further discussion).

Results from continuing operations for the nine months ended September 30, 2008 included an addition to lending credit reserves and a charge to the fair market value of the Company’s interest-only strip, which is partially offset by a tax benefit relating to the resolution of certain prior years’ tax items.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $18.0 billion, down $3.9 billion or 17 percent from $21.9 billion in the same period a year ago. Total revenues net of interest expense decreased due to lower discount revenue, lower total interest income, reduced securitization income, net, lower other commissions and fees, and reduced travel commissions and fees, partially offset by lower total interest expense.

Discount revenue declined $1.8 billion or 16 percent to $9.7 billion as a result of a 14 percent decrease in billed business. The greater discount revenue versus billed business decline primarily reflects the relatively faster growth in billed business related to GNS, where the Company shares discount revenue with card issuing partners. The average discount rate was 2.55 percent and 2.56 percent for the nine months ended September 30, 2009 and 2008, respectively. As indicated in prior quarters, selective repricing initiatives, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were down 14 percent and 16 percent, respectively, primarily due to decreases in average spending per proprietary basic card.

The table below summarizes selected statistics for increases and decreases during the nine months ended September 30, 2009:

	Percentage Increase/(Decrease)	Percentage Increase/(Decrease) Assuming No Changes in Foreign Exchange Rates
Worldwide (a):
Billed business	(14)%	(11)%
Proprietary billed business	(16)	(14)
GNS billed business (b)	(2)	7
Average spending per proprietary basic card	(13)	(10)
Basic cards-in-force	(3)
United States (a):
Billed business	(14)
Average spending per proprietary basic card	(11)
Basic cards-in-force	(9)
Proprietary consumer card billed business (c)	(15)
Proprietary small business billed business (c)	(15)
Proprietary Corporate Services billed business (d)	(15)
Outside the United States (a):
Billed business	(16)	(4)
Average spending per proprietary basic card	(18)	(6)
Basic cards-in-force	5
Proprietary consumer and small business billed business (e)	(18)	(6)
Proprietary Corporate Services billed business (d)	(27)	(16)

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.
(b)	Included in the Global Network and Merchant Services segment.
(c)	Included in the U.S. Card Services segment.
(d)	Included in the Global Commercial Services segment.
(e)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected mid-single digit volume increases in Latin America, a slight increase in Asia Pacific, and high-single digit declines in Canada and Europe.

Total cards-in-force declined 4 percent due to the effect of certain credit-related actions, including the cancellation of approximately 3.3 million inactive consumer and small business cards during the nine months ended September 30, 2009. In U.S. businesses total cards-in-force declined 0.4 million while in non-U.S. businesses total cards-in-force increased 0.3 million, during the nine months ended September 30, 2009.

Travel commissions and fees decreased $411 million or 26 percent to $1.2 billion reflecting a 34 percent decrease in worldwide travel sales.

Other commissions and fees decreased $445 million or 25 percent to $1.3 billion primarily driven by lower delinquency fees reflecting decreased owned loan balances and the impacts of various customer assistance programs, in addition to reduced spending-related foreign currency conversion revenues.

Securitization income, net decreased $661 million or 76 percent to $210 million primarily due to lower excess spread, net, driven by increased write-offs and decreased interest and fee income earned on cardmember loans, partially offset by the charge to the fair market value of the interest-only strip in 2008 and lower interest expense due to lower rates paid on variable-rate investor certificates.

Other revenues decreased $22 million or 1 percent to $1.6 billion, primarily reflecting decreased revenues from the CPS acquisition versus the third quarter of 2008 due to migration of clients to the American Express network as well as lower publishing revenues.

Interest income declined $1.6 billion or 28 percent to $4.1 billion in 2009. Interest and fees on loans decreased 28 percent, primarily due to a decline in the average owned loan balances, reduced market interest rates and the impact of various customer assistance programs, partially offset by the benefit of certain repricing initiatives. Interest and dividends on investment securities decreased 4 percent primarily reflecting reduced investment yields, which more than offset increased investment levels. Interest on deposits with banks and other decreased 80 percent, primarily due to a reduced yield and a lower balance of deposits in other banks.

Interest expense decreased $1.1 billion or 40 percent to $1.6 billion in 2009. Interest on deposits decreased 22 percent, due to a lower cost of funds, which more than offset increased balances. Interest on short-term borrowings decreased 91 percent due to a decrease in short-term debt levels and a lower cost of funds. Interest on long-term debt and other decreased 33 percent, primarily reflecting a lower cost of funds driven by reduced market rates on variably-priced debt, as well as a slightly lower average balance of long-term debt outstanding.

Provisions for Losses

Consolidated provisions for losses increased $171 million or 4 percent over last year to $4.6 billion, primarily reflecting higher net write-off rates and past due rates, partially offset by lower owned loan and receivable balances.

Charge card provisions decreased $221 million or 24 percent to $716 million, driven by improved credit indicators and lower receivable levels.

Cardmember lending provisions increased $402 million or 12 percent to $3.7 billion, primarily reflecting higher cardmember reserve levels, partially offset by a lower owned balance.

Expenses

Consolidated expenses were $11.6 billion, down $2.6 billion or 18 percent from $14.2 billion for the same period in 2008. The total expense decline reflected lower marketing, promotion, rewards and cardmember services, other, net expenses and salaries and employee benefits.

Marketing, promotion, rewards and cardmember services expenses decreased $1.2 billion or 21 percent to $4.4 billion compared to a year ago, reflecting lower discretionary investment spending as part of the reengineering initiatives, lower overall rewards-related spending volumes, and the benefit of a revised, more restrictive redemption policy related to 30 days past due accounts, partially offset by higher redemption costs.

Salaries and employee benefits expenses decreased $546 million or 12 percent to $3.9 billion, primarily reflecting lower employee levels and related costs due to the ongoing reengineering initiatives, partially offset by costs related to employee compensation program-related changes. Included in the nine months ended September 30, 2009 and 2008, was $189 million ($124 million after-tax) and $28 million ($18 million after-tax) of reengineering costs, respectively.

Other, net expenses decreased $770 million or 33 percent to $1.6 billion and included the $180 million benefit in the third quarter of 2009 related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries (as discussed further in Business Segment Results – Corporate & Other below), a $59 million benefit related the correction of an error related to prior periods from the completion of certain account reconciliations, the settlement payment from MasterCard in the second quarter of 2009, as well as lower travel and entertainment and other expenses due to the Company’s ongoing reengineering activities.

Income Taxes

The effective tax rate was 24 percent and 23 percent for the nine months ended September 30, 2009 and 2008, respectively. The effective tax rate for each of these periods reflects tax benefits related to the resolution of certain prior years’ tax items.

Discontinued Operations

Loss from discontinued operations, net of tax, was $13 million and $106 million for the nine months ended September 30, 2009 and 2008, respectively. Loss from discontinued operations, net of tax, for the nine months ended September 30, 2009 and 2008, primarily reflected net losses from AEIDC of $10 million and $117 million respectively, for mark-to-market adjustments and sales associated with the AEIDC investment portfolio.

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

The Financial Accounting Standards Board (FASB) amended the accounting for off-balance sheet securitization activities beginning January 2010, which when adopted on January 1, 2010, will result in the Company having to consolidate the assets (primarily cardmember loans) and liabilities (primarily debt certificates) of the Lending Trust. The cardmember loans will be consolidated by American Express Travel Related Services (TRS), a wholly-owned subsidiary of the Company and a leading global payments and travel company, net of the impact for any expected credit losses. The table below includes the Company’s pro-forma capital ratios as of September 30, 2009, assuming the Lending Trust was consolidated on that date.

The following table presents the risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries, as well as the Company’s pro-forma capital ratios, at September 30, 2009:

	Well- Capitalized Ratio	September 30, 2009 Actual	September 30, 2009 Pro-forma(b) (c)
Risk-Based Capital
Tier 1	6%
American Express Company		9.7%	8.2%
Centurion Bank		12.5%	12.5%
FSB		14.3%	14.3%
Total	10%
American Express Company		11.8%	10.4%
Centurion Bank		13.7%	13.7%
FSB(a)		16.9%	16.9%
Tier 1 Leverage	5%
American Express Company		9.6%	6.6%
Centurion Bank		16.9%	16.9%
FSB		14.8%	14.8%
Tier 1 Common Risk-Based
American Express Company		9.7%	8.2%
Common Equity to Risk-Weighted Assets(d)
American Express Company		12.4%	10.8%
Tangible Common Equity to Risk-Weighted Assets(d)
American Express Company		9.7%	8.1%

(a)	During the third quarter of 2009, FSB issued $400 million of subordinated debt to TRS. This debt is included in FSB’s Tier 2 Capital.
(b)	Assumes the recognition of corresponding reserves and other adjustments would result in tangible common shareholders’ equity (TCE), Tier 1 common equity, and risk-weighted assets decreasing by $2.0 billion, $1.8 billion, and $1.7 billion, respectively, and an increase to total average assets of $23.9 billion.
(c)	TRS will be considered the consolidating entity for the off-balance sheet securitized trust (Lending Trust) and therefore there would be no impact to the capital ratios of Centurion Bank and FSB.
(d)	Common shareholders’ equity equals the Company’s shareholders’ equity of $13.9 billion at September 30, 2009, and tangible common shareholders’ equity equals common shareholders’ equity, less goodwill and intangibles of $3.0 billion. Risk-weighted assets at September 30, 2009, were $112.3 billion. The Company believes that presenting the ratio of tangible common shareholders’ equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position. See also footnote (b) above.

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

U.S. Department of Treasury Capital Purchase Program

On January 9, 2009, under the United States Department of the Treasury (Treasury Department) Capital Purchase Program (CPP), the Company issued to the Treasury Department for aggregate proceeds of $3.39 billion: (1) 3.39 million shares of Fixed Rate (5 percent) Cumulative Perpetual Preferred Shares, Series A, and (2) a ten-year warrant (the Warrant) for the Treasury Department to purchase up to 24 million common shares at an exercise price of $20.95 per share. The Company repurchased the Preferred Shares from the Treasury Department on June 17, 2009, and repurchased the Warrant for $340 million on July 29, 2009. Refer to Note 11 to the Consolidated Financial Statements for further discussion of this program.

Share Repurchases and Dividends

The Company has a share repurchase program to return equity capital in excess of regulatory and rating agency requirements, internal risk-based evaluation, and business needs to shareholders. These share repurchases both offset the issuance of new shares as part of employee compensation plans and reduce shares outstanding.

On a cumulative basis, since 1994 the Company has distributed 68 percent of capital generated through share repurchases and dividends. No shares have been repurchased over the past six quarters, as share repurchases were suspended during the first quarter of 2008 in light of the challenging global economic environment and limitations while under the CPP.

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

The market for the Company’s unsecured term debt and asset securitizations has improved in the third quarter of 2009 as the capital markets continue to recover. During the third quarter, the Company successfully issued $1.5 billion of senior unsecured debt and $1.25 billion of Term Asset-Backed Securities Loan Facility (TALF) eligible asset-backed securities. The Company also had continuous access to the commercial paper market throughout the quarter, and at September 30, 2009, the Company had $1.1 billion of commercial paper outstanding. In addition, the Company increased its U.S. retail deposits funding by $4.1 billion in the quarter. See “Deposit Programs” section below for more details. Subsequent to September 30, 2009, the Company successfully accessed the UK and Canadian unsecured debt markets, and issued £750 million (approximately $1.2 billion) and Canadian $950 million (approximately $1.0 billion), respectively.

The Company’s funding strategy is to raise funds to maintain sufficient cash and readily-marketable securities that are easily convertible to cash in order to, at a minimum, meet seasonal and other working capital needs for the next 12 months. Working capital needs include maturing debt obligations, both long and short term, changes in receivables and other asset balances, as well as ongoing operating requirements. However, this does not anticipate an early amortization event of either of the Trusts. If such an event were to occur (which the Company believes is unlikely), obtaining an alternative source of funding of a commensurate amount would present a severe liquidity challenge for the Company.

See “Liquidity Strategy” section for more details.

The Company’s equity capital and funding strategies are designed to maintain appropriate and stable debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch), and Dominion Bond Rating Services (DBRS). There have been no changes to the ratings during the last quarter.

Credit Agency	Entity Rated	Short- Term ratings	Long- Term ratings	Outlook
DBRS	All rated entities	R-1 (middle)	A (high)	Negative

Fitch	All rated entities	F1	A+	Negative

Moody’s	TRS and rated operating subsidiaries	Prime-1	A2	Stable
	American Express Company	Prime-2	A3	Negative

S&P	All rated entities	A-2	BBB+	Negative

Downgrades in the Company’s debt rating or asset securitization program’s securities could result in higher interest expense on the Company’s unsecured debt and asset securitizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes that the change in its funding mix, which now includes an increasing proportion of U.S. retail deposits, should reduce the impacts that credit rating downgrades would have on the Company’s funding capacity and costs. See also the Deposit Programs section below.

Deposit Programs

The Company offers brokered deposits within its American Express Centurion Bank and American Express Bank, FSB subsidiaries (together, the “Banks”). These funds are insured up to $250,000 through the Federal Deposit Insurance Corporation (FDIC). In addition, during the second quarter of 2009, the Company launched a direct deposit-taking program, Personal Savings from American Express. This program makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly from American Express Bank, FSB to consumers.

The customer deposits are aggregated by deposit type offered by the Company at September 30, 2009 and December 31, 2008, as follows:

(Billions)	2009	2008
U.S. retail deposits:
Cash sweep and savings accounts	$9.6	$7.2
Certificates of deposit	13.6	6.3
Institutional and other deposits	0.7	2.0

Total customer deposits	$23.9	$15.5

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

When the Lending Trust issues a security to a third party, a new investor interest is created. The Company removes the corresponding cardmember loans from its Consolidated Balance Sheets, recognizes a gain or loss on sale and release of credit reserves, and records an interest-only strip. Since the third quarter of 2007, the Company has also typically been retaining some or all of subordinated securities issued as part of a transaction, due to present market conditions.

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

On March 3, 2009, the Department of the Treasury and the Federal Reserve Board launched the TALF. Securitized credit and charge card receivables are eligible collateral under the TALF, provided the securities qualify for AAA ratings from two or more major nationally recognized statistical rating organizations (NRSROs). The Company issued $1.25 billion in AAA rated TALF eligible securities during September 2009, bringing the total amount issued for the year to date to $2.25 billion. The TALF program has recently been extended to March 31, 2010, and the Company believes that it has a total of $14.35 billion of capacity under this program, with $12.1 billion remaining.

In an effort to address the concerns of the rating agencies and the decline in the trust excess spread due to the performance of the underlying credit card receivables in the Lending Trust and the related American Express Credit Account Secured Note Trusts (the “Note Trusts”), the subsidiaries of the Company that are the transferors of the Lending Trust undertook certain actions during the second quarter 2009 to adjust the credit enhancement structure of substantially all of the then outstanding series of securities previously issued by the Lending Trust and the Note Trusts. The actions entailed the issuance of two new series of asset-backed securities, to provide additional credit enhancement to substantially all of the then outstanding series, and the exercise of a discount option with respect to new principal receivables arising in the Lending Trust. The Company believes that these actions will not have a material impact on the Company’s results of operations. These actions resulted in the inclusion of the Lending Trust’s assets as risk-weighted assets for regulatory capital purposes. For additional information regarding such actions, see Note 7 to the Consolidated Financial Statements of the Company in this Form 10-Q.

The credit rating agencies are assessing the potential impact of the adoption of recently issued accounting standards for transfers of financial assets and for consolidation of variable interest entities (the “Accounting Standards”) on credit ratings of the securities issued by securitization trusts within the overall asset-backed securities market. (The Accounting Standards, previously issued as FASB Statements Nos. 166 and 167, are discussed further in Note 1 to the Consolidated Financial Statements.) In particular, the agencies are assessing the FDIC’s safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the safe harbor rule, the FDIC will not reclaim any financial asset transferred in connection with a securitization, provided that such transfer meets all conditions for GAAP sale accounting. Because the adoption of the Accounting Standards may cause some asset transfers to securitization trusts to no longer be deemed asset sales for accounting purposes within a company’s consolidated group, the rating agencies have indicated that they may ultimately conclude that the safe harbor no longer applies and, in certain cases, that the highest rating an ABS security could receive would be the sponsoring bank’s unsecured debt rating, rather than relying on their separate evaluation of the securitization trust. Accordingly, the ability of the Company’s securitization programs to receive or maintain AAA ratings on ABS securities under the same terms and conditions as it has done in the past, or at all, is subject to uncertainty. Any action by the rating agencies as described above could adversely impact the Company’s ability to utilize ABS as a source of funding for its business.

Committed Bank Credit Facilities

At September 30, 2009, the Company maintained committed bank lines of credit totaling $12.0 billion, of which $3.1 billion was outstanding. The Company’s subsidiary, American Express Credit Corporation (Credco), has an allocation of $9.9 billion under these facilities and also has access to the Parent Company’s allocation of $1.3 billion, for a maximum borrowing capacity of $11.2 billion.

Liquidity Strategy

The Company seeks to ensure that it has adequate liquidity in the form of cash and cash equivalents and readily-marketable securities easily convertible into cash, as well as access to cash and cash equivalents, to continuously meet its business needs, sustain operations, and satisfy its obligations for a period of at least 12 months without access to the unsecured and asset securitization debt capital markets. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs as well as through a variety of contingent sources of cash and financing.

As of September 30, 2009, the Company’s cash and readily-marketable securities position was as follows:

(Billions)	Total
Cash and cash equivalents	$15.4	(a)
Readily-marketable securities	12.8	(b)

Total cash and readily-marketable securities	28.2
Short-term obligations outstanding	(3.2	)(c)

Excess cash and readily-marketable securities	$25.0

(a)	Excludes cash and cash equivalents on hand for day-to-day operations of $3.2 billion.

(b)	Consists of certain available-for-sale investment securities (U.S. Treasury, government-sponsored agency and government-guaranteed debt) that are considered highly liquid.
(c)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.

At September 30, 2009, the Company held a total of $15.4 billion of short-term instruments and $12.8 billion of longer-term readily-marketable securities for liquidity purposes. These investments are of high credit quality, highly liquid short-term instruments and longer-term, highly liquid instruments, such as U.S. Government obligations, U.S. Government Sponsored Enterprises obligations, and U.S. Government-guaranteed debt. These instruments are managed to either mature prior to the maturity of borrowings that will occur within the next 12 months, or are sufficiently liquid that the Company can sell them or enter into sale/repurchase agreements to immediately raise cash proceeds to meet liquidity needs.

The upcoming approximate maturities of the Company’s long-term debt, debt issued in connection with off-balance sheet securitizations, and long-term customer deposits are as follows:

(Billions)	Debt Maturities
Quarter Ending:	On-Balance Sheet	Off-Balance Sheet	Certificates of Deposit	Total
December 31, 2009	$2.7	$—	$1.7	$4.4
March 31, 2010	2.3	2.7	0.8	5.8
June 30, 2010	2.6	1.8	—	4.4
September 30, 2010	1.6	1.8	0.2	3.6

Total	$9.2	$6.3	$2.7	$18.2

The Company’s funding needs for the next 12 months are expected to arise from these debt maturities as well as changes in business needs, primarily changes in outstanding cardmember loans and receivables. Based upon current expectations, the Company believes that its excess cash and readily-marketable securities are sufficient to meet its funding needs through the balance of 2009 and for at least a twelve month period from September 30, 2009. This excludes any impact if the securitization trusts were to trigger certain events that would require an early amortization.

In addition to its cash and readily-marketable securities, the Company continues to maintain a variety of contingent liquidity resources, such as its access to the Federal Reserve discount window and the Term Auction Facility program, committed bank credit facilities, as well as capacity under certain government-sponsored programs.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for the nine months ended September 30, 2009 and 2008, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by net income and fluctuations in other receivables for the nine months ended September 30, 2009, and accounts payable and other liabilities for the nine months ended September 30, 2008. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables, securitizations of cardmember loans and receivables, and the Company’s available-for-sale investment portfolio. For the nine months ended September 30, 2009, net cash was used in investing activities primarily due to the purchase of investments. For the nine months ended September 30, 2008, net cash was provided by investing activities primarily due to net decreases in cardmember loans and receivables balances as well as net cash provided by investing activities attributable to discontinued operations.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends, and the issuance and repurchase of common and preferred shares. For the nine months ended September 30, 2009, net cash was used in financing activities primarily due to net repayments of debt, the issuance and related repayment of preferred shares, partially offset by the issuance of customer deposits and common stock. For the nine months ended September 30, 2008, net cash was used in financing activities primarily from net repayments of debt, net cash used in financing activities attributable to discontinued operations, and customer deposits.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. The Company is a bank holding company and is subject to the supervision of the Federal Reserve Board. As such, the Company is subject to the Federal Reserve Board’s regulations and policies, including its regulatory capital requirements. In addition, the extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of proposals for changes in the financial services industry, including significant additional regulation and the formation of additional potential regulators. To that end, in spring 2009 legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals also call for substantive regulation across the financial services industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed, and new requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization. Legislative and regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs).

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries. In May 2009, the U.S. Congress passed, and the President of the United States signed into law, legislation to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments, portions of which became effective commencing August 2009, include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. In September 2009, legislation was introduced to further accelerate the implementation of those initiatives. The Company is undertaking various actions to mitigate the impact of the legislation and the amendments on its business and operations. In the event any actions undertaken by the Company to offset the impact of the legislation and the amendments are not effective, they will likely have a material adverse effect on the Company’s results of operations.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, a bill was introduced in Congress in early 2008 designed to give merchants antitrust immunity to negotiate interchange collectively with Visa and MasterCard. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks. In addition to the legislative and regulatory initiatives in the United States regarding card practices and merchant fees, other countries in which the Company operates have begun to consider similar legislation and rules that would impose changes on certain practices of card issuers and bankcard networks, which could have a material adverse effect on the Company’s results of operations.

BUSINESS SEGMENT RESULTS

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$2,267	$2,597	$6,745	$7,892
Securitization income, net	71	200	210	871

Interest income	772	1,190	2,466	3,687
Interest expense	207	528	639	1,676

Net interest income	565	662	1,827	2,011

Total revenues net of interest expense	2,903	3,459	8,782	10,774

Provisions for losses	850	941	3,423	3,338

Total revenues net of interest expense after provisions for losses	2,053	2,518	5,359	7,436

Expenses
Marketing, promotion, rewards and cardmember services	1,050	1,245	2,960	3,629
Salaries and employee benefits and other operating expenses	864	909	2,642	2,715

Total	1,914	2,154	5,602	6,344

Pretax segment income (loss)	139	364	(243)	1,092
Income tax provision (benefit)	30	120	(127)	304

Segment income (loss)	$109	$244	$(116)	$788

U.S. Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Card billed business	$85.2	$97.9	$247.3	$290.0
Total cards-in-force (millions)	39.8	44.7	39.8	44.7
Basic cards-in-force (millions)	29.7	33.4	29.7	33.4
Average basic cardmember spending (dollars)	$2,851	$2,950	$7,875	$8,836
U.S. Consumer Travel:
Travel sales (millions)	$629	$771	$1,952	$2,458
Travel commissions and fees/sales	8.4%	8.2%	8.4%	8.3%
Total segment assets	$53.2	$80.5	$53.2	$80.5
Segment capital (millions) (a)	$5,837	$5,069	$5,837	$5,069
Return on average segment capital (b)	-1.0%	17.0%	-1.0%	17.0%
Return on average tangible segment capital (b)	-1.1%	17.7%	-1.1%	17.7%
Cardmember receivables:
Total receivables	$15.9	$18.8	$15.9	$18.8
30 days past due as a % of total	2.2%	3.3%	2.2%	3.3%
Average receivables	$15.8	$19.3	$15.9	$19.5
Net write-off rate	3.2%	3.4%	4.4%	3.7%
Cardmember lending – owned basis (c):
Total loans	$22.7	$34.6	$22.7	$34.6
30 days past due loans as a % of total (d)	4.2%	3.9%	4.2%	3.9%
Average loans	$23.4	$36.3	$26.9	$37.9
Net write-off rate	9.8%	6.1%	9.4%	5.4%
Net interest yield on cardmember loans (e)	8.8%	8.6%	9.1%	8.5%
Cardmember lending – managed basis (f):
Total loans	$51.9	$64.3	$51.9	$64.3
30 days past due loans as a % of total	4.1%	3.9%	4.1%	3.9%
Average loans	$52.9	$64.6	$55.8	$64.5
Net write-off rate	8.9%	5.9%	9.1%	5.1%
Net interest yield on cardmember loans (e)	9.6%	9.1%	10.0%	9.2%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($(52) million and $795 million for the twelve months ended September 30, 2009 and 2008, respectively) by (ii) average segment capital ($5.3 billion and $4.7 billion for the twelve months ended September 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $383 million and $188 million at September 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.
(c)	“Owned,” a GAAP basis measurement, reflects only cardmember loans included on the Company’s Consolidated Balance Sheets.
(d)	The ratio shown for 30 days past due loans as a % of total loans as of September 30, 2009, was revised from the ratio of 4.0 percent previously reported in the Company’s Form 8-K filed on October 15, 2009.
(e)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

(f)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. The difference between the “owned basis” (GAAP) information and “managed basis” information is attributable to the effects of securitization activities. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Owned Basis:
Net interest income	$565	$662	$1,827	$2,011
Average loans (billions)	$23.4	$36.3	$26.9	$37.9
Adjusted net interest income (a)	$521	$787	$1,832	$2,418
Adjusted average loans (billions) (b)	$23.5	$36.3	$27.0	$37.9
Net interest yield on cardmember loans (c)	8.8%	8.6%	9.1%	8.5%

Managed Basis (d):
Net interest income (e)	$1,221	$1,349	$4,009	$4,021
Average loans (billions)	$52.9	$64.6	$55.8	$64.5
Adjusted net interest income (f)	$1,278	$1,475	$4,169	$4,429
Adjusted average loans (billions) (g)	$53.0	$64.7	$55.9	$64.6
Net interest yield on cardmember loans (c)	9.6%	9.1%	10.0%	9.2%

(a)	Represents net interest income allocable to the Company’s owned cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s owned cardmember lending portfolio.
(b)	Represents average owned loans excluding the impact of deferred card fees net of deferred direct acquisition costs for owned cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans (both on an owned and managed basis) is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans (both on an owned and managed basis) includes interest and fees that are deemed uncollectible. For the owned basis presentation, reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses—cardmember lending, and for the managed basis presentation, reserves and net write-offs related to uncollectible interest and fees are included as a reduction to securitization income, net; therefore, such reserves and net write-offs are not included in the net interest yield calculation. The Company believes net interest yield cardmember loans (on both an owned and managed basis) is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio. Owned net interest yield for the nine months ended September 30, 2009, has been revised for a correction in the calculation methodology.
(d)	Includes on-balance sheet cardmember loans and off-balance sheet securitized cardmember loans. Refer to the information set forth under U.S. Card Services Selected Financial Information for further discussion of the managed basis presentation.
(e)	Includes the GAAP to managed basis securitization adjustments to interest income and interest expense as set forth under U.S. Card Services Selected Financial Information managed basis presentation.
(f)	Represents net interest income allocable to the Company’s managed cardmember lending portfolio, which excludes the impact of card fees on managed loans and balance transfer fees attributable to the Company’s managed cardmember lending portfolio.
(g)	Represents average managed loans excluding the impact of deferred card fees net of deferred direct acquisition costs for managed cardmember loans.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $109 million for the three months ended September 30, 2009, a $135 million decrease or 55 percent from $244 million for the same period a year ago. For the nine months ended September 30, 2009, U.S. Card Services reported a segment loss of $116 million, a $904 million decrease from the same period a year ago.

Total revenues net of interest expense decreased $556 million or 16 percent to $2.9 billion for the three months ended September 30, 2009, due to lower interest income, decreased discount revenue, net card fees and other, and lower securitization income, net. Total revenues net of interest expense decreased $2.0 billion or 18 percent to $8.8 billion for the nine months ended September 30, 2009, due to lower interest income, decreased discount revenue, net card fees and other, and lower securitization income, net.

Discount revenue, net card fees and other of $2.3 billion for the three months ended September 30, 2009, declined $330 million or 13 percent from the same period a year ago, due to lower billed business volumes, reduced other commissions and fees, decreased net card fees, lower travel commissions and fees and slightly lower other revenues. Discount revenue, net card fees and other of $6.7 billion for the nine months ended September 30, 2009, declined $1.1 billion or 15 percent largely due to decreases in billed business volumes and lower commissions and fees. The 13 percent and 15 percent decrease in billed business for the three and nine months ended September 30, 2009, reflected an 11 percent decline in basic cards-in-force. Within the U.S. consumer business, billed business declined 12 percent and 15 percent during the three and nine months ended September 30, 2009, and small business volumes declined 15 percent during both the three and nine months ended September 30, 2009, respectively.

Securitization income, net, decreased $129 million to $71 million and $661 million to $210 million for the three and nine months ended September 30, 2009, respectively, primarily due to lower excess spread, net, driven by increased write-offs and lower interest and fee income on cardmember loans, partially offset by the 2008 charge to the fair value of the interest-only strip and lower interest expense due to lower rates paid on variable-rate investor certificates.

Interest income of $772 million decreased $418 million or 35 percent for the three months ended September 30, 2009, due to a decline of 36 percent in the average owned lending balance and a lower portfolio yield, driven by reduced market interest rates and the impact of various customer assistance programs, and the movement of liquidity-related investment income to the Corporate & Other segment. These items were partially offset by the benefits of certain repricing initiatives. Interest income of $2.5 billion decreased $1.2 billion or 33 percent for the nine months ended September 30, 2009, due to a decline in the average owned lending balance and a lower market interest rate-driven yield partially offset by the benefits of certain repricing initiatives.

Interest expense of $207 million and $639 million for the three and nine months ended September 30, 2009, respectively, decreased $321 million or 61 percent and $1.0 billion or 62 percent as compared to a year ago, due to a lower market interest rate-driven cost of funds and reduced average owned cardmember lending and receivable and liquidity investment balances.

Provisions for losses of $850 million decreased $91 million or 10 percent for the three months ended September 30, 2009, principally due to lower loan and receivable balances and decreased write-offs in the charge portfolio, partially offset by a higher cardmember lending reserve level. Lending net write-off and past due rates increased versus last year but decreased versus last quarter. The write-off and past due rates during 2009 reflect the impact of various customer assistance programs. Provisions for losses of $3.4 billion increased $85 million or 3 percent for the nine months ended September 30, 2009, reflecting higher cardmember lending reserves due to increased net write-offs and past due levels, partially offset by lower owned lending and receivable balances.

Expenses decreased $240 million or 11 percent and $742 million or 12 percent for the three and nine months ended September 30, 2009, respectively, due to decreased marketing, promotion, rewards and cardmember services expenses, and lower salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $1.1 billion for the three months ended September 30, 2009, decreased $195 million or 16 percent due to reduced marketing and promotion expenses and lower rewards costs. Marketing, promotion, rewards and cardmember services expenses of $3.0 billion for the nine months ended September 30, 2009, decreased $669 million or 18 percent due to lower marketing and promotion expenses and rewards costs.

Salaries and employee benefits and other operating expenses of $864 million for the three months ended September 30, 2009, decreased $45 million or 5 percent from a year ago, partially due to benefits from ongoing reengineering activities. Salaries and employee benefits and other operating expenses of $2.6 billion for the nine months ended September 30, 2009, decreased $73 million or 3 percent from a year ago, driven by the benefit of the fourth quarter of 2008 reengineering initiatives, partially offset by higher professional services and the additional reengineering charges in the current period. Included in the three and nine months ended September 30, 2009, were reengineering adjustments and costs of $2 million ($1 million after-tax) and $16 million ($11 million after-tax), respectively, while the three and nine months ended September 30, 2008, were nil for both periods.

The effective tax rate was 22 percent and 52 percent for the three months and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the rate was 33 percent and 28 percent, respectively. The effective rate in the three month period ended September 30, 2009 and 2008 included tax benefits primarily related to the resolution of certain prior years’ tax items.

Differences between GAAP and Managed Basis Presentation

For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included in discount revenue, net card fees and other), interest income, interest expense, and provisions for losses. On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

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

U.S. Card Services

Selected Financial Information

Managed Basis Presentation

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,267	$2,597	$6,745	$7,892
Securitization adjustments (a)	82	122	260	290

Managed discount revenue, net card fees and other	$2,349	$2,719	$7,005	$8,182

Interest income
Reported for the period (GAAP)	$772	$1,190	$2,466	$3,687
Securitization adjustments (a)	714	883	2,371	2,610

Managed interest income	$1,486	$2,073	$4,837	$6,297

Securitization income, net:
Reported for the period (GAAP)	$71	$200	$210	$871
Securitization adjustments (a)	(71)	(200)	(210)	(871)

Managed securitization income, net	$—	$—	$—	$—

Interest expense:
Reported for the period (GAAP)	$207	$528	$639	$1,676
Securitization adjustments (a)	58	196	189	600

Managed interest expense	$265	$724	$828	$2,276

Provisions for losses:
Reported for the period (GAAP)	$850	$941	$3,423	$3,338
Securitization adjustments (a)	529	629	2,001	1,425

Managed provisions for losses	$1,379	$1,570	$5,424	$4,763

(a)	For U.S. Card Services, the managed basis presentation assumes that there have been no off-balance sheet securitization transactions, i.e., all securitized cardmember loans and related income effects are reflected as if they were in the Company’s balance sheets and income statements, respectively. For the managed basis presentation, revenue and expenses related to securitized cardmember loans are reflected in other commissions and fees (included above in discount revenue, net card fees and other), interest revenue, interest expense, and provisions for losses. On a managed basis, there is no securitization income, net as the managed basis presentation assumes no securitization transactions have occurred.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008 – Managed Basis

The following discussion of U.S. Card Services is on a managed basis.

Discount revenue, net card fees and other decreased $370 million or 14 percent and $1.2 billion or 14 percent as compared to the same period a year ago to $2.3 billion and $7.0 billion for the three and nine months ended September 30, 2009, respectively, largely due to lower billed business volumes, reduced other commissions and fees, decreased net card fees, lower travel commissions and fees and slightly lower other revenues.

Interest income for the three months ended September 30, 2009, decreased $587 million or 28 percent due to a decline of 18 percent in the average managed lending balances and a lower portfolio yield, driven by reduced market interest rates and the impact of various customer assistance programs, and the movement of liquidity-related investment income to the Corporate & Other segment. These items were partially offset by the benefits of certain repricing initiatives. Interest income for the nine months ended September 30, 2009, decreased $1.5 billion or 23 percent primarily due to 13 percent decline in the average managed lending balances and a lower portfolio yield as compared to a year ago.

Interest expense decreased $459 million or 63 percent and $1.4 billion or 64 percent as compared to a year ago to $265 million and $828 million for the three and nine months ended September 30, 2009, respectively, due to a lower market interest rate-driven cost of funds and lower average managed cardmember lending and receivable and liquidity investment balances.

Provisions for losses decreased $191 million or 12 percent to $1.4 billion principally due to lower loan and receivable balances and lower write-offs in the charge portfolio, partially offset by higher net write-offs versus last quarter in the lending portfolio. Provisions for losses increased $661 million or 14 percent to $5.4 billion for the nine months ended September 30, 2009, principally due to increased lending provisions from higher write-off and delinquency rates, partially offset by reduced loan and business volumes.

International Card Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$866	$965	$2,461	$2,894

Interest income	392	523	1,191	1,557
Interest expense	110	256	390	768

Net interest income	282	267	801	789

Total revenues net of interest expense	1,148	1,232	3,262	3,683

Provisions for losses	250	316	887	787

Total revenues net of interest expense after provisions for losses	898	916	2,375	2,896

Expenses
Marketing, promotion, rewards and cardmember services	302	388	847	1,150
Salaries and employee benefits and other operating expenses	469	527	1,344	1,555

Total	771	915	2,191	2,705

Pretax segment income	127	1	184	191
Income tax benefit	—	(66)	(46)	(124)

Segment income	$127	$67	$230	$315

International Card Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Card billed business	$24.2	$27.5	$67.4	$81.8
Total cards-in-force (millions)	15.2	16.4	15.2	16.4
Basic cards-in-force (millions)	10.6	11.5	10.6	11.5
Average basic cardmember spending (dollars)	$2,273	$2,393	$6,162	$7,182

International Consumer Travel:
Travel sales (millions)	$258	$334	$707	$1,001
Travel commissions and fees/sales	8.5%	8.4%	8.5%	8.3%
Total segment assets	$19.3	$22.6	$19.3	$22.6
Segment capital (millions) (a)	$2,265	$2,257	$2,265	$2,257
Return on average segment capital (b)	12.4%	11.8%	12.4%	11.8%
Return on average tangible segment capital (b)	16.7%	15.9%	16.7%	15.9%

Cardmember receivables:
Total receivables	$5.6	$6.1	$5.6	$6.1
90 days past due as a % of total	2.5%	2.7%	2.5%	2.7%
Net loss ratio as a % of charge volume	0.37%	0.25%	0.36%	0.23%
Cardmember lending:
Total loans	$8.8	$11.1	$8.8	$11.1
30 days past due loans as a % of total	3.7%	3.3%	3.7%	3.3%
Average loans	$8.9	$11.4	$8.8	$11.4
Net write-off rate	7.1%	5.1%	7.0%	4.7%

Net interest yield on cardmember loans (c)	12.3%	9.7%	12.0%	9.7%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($266 million and $247 million for the twelve months ended September 30, 2009 and 2008, respectively) by (ii) average segment capital ($2.1 billion for the twelve months ended September 30, 2009 and 2008). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $551 million and $544 million at September 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.
(c)	See below for calculations of net interest yield on cardmember loans. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember lending portfolio.

Selected Statistical Information (continued)

Calculation of net interest yield on cardmember loans

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Net interest income	$282	$267	$801	$792
Average loans (billions)	$8.9	$11.4	$8.8	$11.4
Adjusted net interest income (a)	$276	$281	$796	$830
Adjusted average loans (billions) (b)	$8.9	$11.5	$8.9	$11.4
Net interest yield on cardmember loans (c)	12.3%	9.7%	12.0%	9.7%

(a)	Represents net interest income allocable to the Company’s cardmember lending portfolio, which excludes the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember lending portfolio.
(b)	Represents average loans excluding the impact of deferred card fees net of deferred direct acquisition costs for cardmember loans.
(c)	Net interest yield on cardmember loans represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest and fees that are deemed uncollectible. Reserves and net write-offs related to uncollectible interest and fees are recorded through provisions for losses—cardmember lending, and therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

International Card Services reported segment income of $127 million for the three months ended September 30, 2009, a $60 million or 90 percent increase from $67 million for the same period a year ago. For the nine months ended September 30, 2009, International Card Services reported segment income of $230 million, a $85 million or 27 percent decrease from $315 million for the same period a year ago.

Total revenues net of interest expense decreased $84 million or 7 percent and $421 million or 11 percent for the three and nine months ended September 30, 2009, respectively, to $1.1 billion and $3.3 billion due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $866 million and $2.5 billion for the three and nine months ended September 30, 2009, respectively, declined $99 million or 10 percent and $433 million or 15 percent, driven primarily by the lower level of card spending, decreased other commissions and fees, lower other revenues and reduced travel commissions and fees, partially offset by an increase in net card fees. The 12 percent and 18 percent decrease in billed business for the three and nine months ended September 30, 2009, respectively, reflected a 5 percent and 14 percent decrease in average spending per proprietary basic card, and an 8 percent decrease in basic cards-in-force for the three and nine months ended September 30, 2009.

For the three and nine months ended September 30, 2009, assuming no changes in foreign currency exchange rates, billed business decreased 6 percent for both periods, and average spending per proprietary basic cards-in-force increased 1 percent and declined 2 percent, respectively. Volume comparisons within the major geographic regions ranged from a low single digit increase in Latin America to high single digit decreases in Canada, Asia Pacific and Europe.

Interest income of $392 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively, declined $131 million or 25 percent and $366 million or 24 percent as compared to the same period a year ago, primarily due to a reduction in average loans and lower interest on bank and other deposits, partially offset by a higher cardmember loan portfolio yield.

Interest expense decreased $146 million or 57 percent and $378 million or 49 percent for the three and nine months ended September 30, 2009, due to lower average loan and receivable balances, as well as a decreased cost of funds.

Provisions for losses of $250 million decreased $66 million or 21 percent, primarily due to benefits of lower loan and receivable balances, for the three months ended September 30, 2009. Provisions for losses of $887 increased $100 million or 13 percent primarily due to higher delinquency and write-off rates, partially offset by lower loan and business volumes, for the nine months ended September 30, 2009.

Expenses of $771 million and $2.2 billion decreased $144 million or 16 percent and $514 million or 19 percent for the three and nine months ended September 30, 2009, respectively, due to lower marketing, promotion, rewards and cardmember services costs and decreased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses of $302 million and $847 million for the three and nine months ended September 30, 2009, respectively, decreased $86 million or 22 percent and $303 million or 26 percent as compared to the same period a year ago, reflecting reduced marketing and promotion expenses and lower rewards costs.

Salaries and employee benefits and other operating expenses decreased $58 million or 11 percent and $211 million or 14 percent to $469 million and $1.3 billion for the three and nine months ended September 30, 2009, respectively, primarily due to the benefits from the Company’s ongoing reengineering initiatives. Included in the three and nine months ended September 30, 2009, were $1 million ($1 million after-tax) and $14 million ($9 million after-tax) of reengineering adjustments and costs, respectively, while the three and nine months ended September 30, 2008, were $1 million (nil after-tax) and $1 million ($1 million after-tax) of reengineering adjustments, respectively.

The effective tax rate for all periods is not meaningful. For all periods presented, the rate reflects the effect of recurring tax benefits on varying levels of pretax income. As indicated in previous quarters, this segment reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the U.S., which is allocated to ICS under the Company’s internal tax allocation process and is likely to continue going forward.

Global Commercial Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, net card fees and other	$1,017	$1,291	$3,033	$3,931

Interest income	8	43	50	138
Interest expense	28	134	139	417

Net interest income	(20)	(91)	(89)	(279)

Total revenues net of interest expense	997	1,200	2,944	3,652

Provisions for losses	40	60	140	162

Total revenues net of interest expense after provisions for losses	957	1,140	2,804	3,490

Expenses
Marketing, promotion, rewards and cardmember services	81	113	234	298
Salaries and employee benefits and other operating expenses	706	836	2,173	2,457

Total	787	949	2,407	2,755

Pretax segment income	170	191	397	735
Income tax provision	54	57	124	223

Segment income	$116	$134	$273	$512

Global Commercial Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Card billed business	$27.9	$32.3	$80.2	$100.5
Total cards-in-force (millions)	7.1	7.0	7.1	7.0
Basic cards-in-force (millions)	7.1	7.0	7.1	7.0
Average basic cardmember spending (dollars)	$3,907	$4,611	$11,189	$14,465

Global Corporate Travel:
Travel sales	$3.5	$5.1	$10.5	$16.7
Travel commissions and fees/sales	8.8%	8.0%	8.8%	7.6%
Total segment assets	$22.7	$23.6	$22.7	$23.6
Segment capital (millions) (a)	$3,424	$3,564	$3,424	$3,564
Return on average segment capital (b)	7.7%	21.2%	7.7%	21.2%
Return on average tangible segment capital (b)	17.4%	43.9%	17.4%	43.9%
Cardmember receivables:
Total receivables	$10.4	$12.5	$10.4	$12.5
90 days past due as a % of total	1.5%	1.8%	1.5%	1.8%
Net loss ratio as a % of charge volume	0.23%	0.15%	0.21%	0.12%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing (i) segment income ($266 million and $622 million for the twelve months ended September 30, 2009 and 2008, respectively) by (ii) average segment capital ($3.5 billion and $2.9 billion for the twelve months ended September 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion and $1.5 billion at September 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Global Commercial Services reported segment income of $116 million for the three months ended September 30, 2009, a $18 million or 13 percent decrease from $134 million for the same periods a year ago. For the nine months ended September 30, 2009, Global Commercial Services reported segment income of $273 million, a $239 million or 47 percent decrease from the same period a year ago.

Total revenues net of interest expense decreased $203 million or 17 percent and $708 million or 19 percent for the three and nine months ended September 30, 2009, respectively, to $997 million and $2.9 billion due to decreased discount revenue, net card fees and other, and lower interest income, partially offset by lower interest expense.

Discount revenue, net card fees and other revenues of $1.0 billion and $3.0 billion for the three and nine months ended September 30, 2009, respectively, declined $274 million or 21 percent and $898 million or 23 percent for the same periods compared to a year ago, driven primarily by lower travel commissions and fees, the reduced level of card spending, decreased other revenues and reduced other commissions and fees. The 14 percent and 20 percent decrease in billed business and 15 percent and 23 percent decrease in average spending per proprietary basic card, for the three and nine months ended September 30, 2009, respectively, was coupled with a 1 percent increase in basic cards-in-force for the three and nine months ended September 30, 2009.

Interest income of $8 million and $50 million for the three and nine months ended September 30, 2009, respectively, declined $35 million or 81 percent and $88 million or 64 percent as compared to the same periods a year ago, driven by lower rates within deposit-related income.

Interest expense decreased $106 million or 79 percent and $278 million or 67 percent to $28 million and $139 million for the three and nine months ended September 30, 2009, respectively, primarily due to a lower cost of funds.

Provisions for losses of $40 million decreased $20 million or 33 percent primarily driven by lower receivable balances and improving past due levels for the three months ended September 30, 2009. Provisions for losses of $140 million decreased $22 million or 14 percent primarily due to lower receivable balances and improving past due levels for the nine months ended September 30, 2009.

Expenses of $787 million and $2.4 billion decreased $162 million or 17 percent and $348 million or 13 percent for the three and nine months ended September 30, 2009, respectively, mainly due to decreased salaries and employee benefits and other operating expenses and lower marketing, promotion, rewards, and cardmember services.

Marketing, promotion, rewards, and cardmember services expense decreased $32 million or 28 percent and $64 million or 21 percent to $81 million and $234 million for the three and nine months ended September 30, 2009, respectively, primarily reflecting lower rewards costs.

Salaries and employee benefits and other operating expenses decreased $130 million or 16 percent and $284 million or 12 percent to $706 million and $2.2 billion for the three and nine months ended September 30, 2009, respectively, reflecting the benefits from the Company’s ongoing reengineering initiatives. Included in the three and nine months ended September 30, 2009, were nil and $81 million ($52 million after-tax) of reengineering costs, respectively, while the three and nine months ended September 30, 2008, included $1 million (nil after-tax) and $2 million ($1 million after-tax) of reengineering costs, respectively.

The effective tax rate was 32 percent and 31 percent for the three and nine months ended September 30, 2009, respectively. The effective tax rate was 30 percent for both the three and nine months ended September 30, 2008, respectively.

Global Network & Merchant Services

Selected Income Statement Data

	Three Months Ended September 30,		Nine Months Ended September 30,
(Millions)	2009	2008	2009	2008
Revenues
Discount revenue, fees and other	$945	$1,015	$2,646	$2,982

Interest income	1	2	3	4
Interest expense	(17)	(54)	(60)	(171)

Net interest income	18	56	63	175

Total revenues net of interest expense	963	1,071	2,709	3,157

Provisions for losses	33	34	101	91

Total revenues net of interest expense after provisions for losses	930	1,037	2,608	3,066

Expenses
Marketing and promotion	157	150	315	435
Salaries and employee benefits and other operating expenses	415	490	1,210	1,444

Total	572	640	1,525	1,879

Pretax segment income	358	397	1,083	1,187
Income tax provision	118	139	370	407

Segment income	$240	$258	$713	$780

Global Network & Merchant Services

Selected Statistical Information

(Billions, except percentages and where indicated)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Global Card billed business(a)	$156.6	$175.5	$447.2	$522.8
Global Network & Merchant Services:
Total segment assets	$7.7	$8.0	$7.7	$8.0
Segment capital (millions) (b)	$1,803	$1,437	$1,803	$1,437
Return on average segment capital (c)	56.9%	82.4%	56.9%	82.4%
Return on average tangible segment capital (c)	58.1%	84.7%	58.1%	84.7%
Global Network Services:

Card billed business	$18.6	$18.2	$50.4	$51.4
Total cards-in-force (millions)	26.3	24.0	26.3	24.0

(a)	Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.
(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(c)	Return on average segment capital is calculated by dividing (i) segment income ($928 million and $1.0 billion for the twelve months ended September 30, 2009 and 2008, respectively) by (ii) average segment capital ($1.6 billion and $1.3 billion for the twelve months ended September 30, 2009 and 2008, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $35 million and $34 million at September 30, 2009 and 2008, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business growth.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Global Network & Merchant Services reported segment income of $240 million for the three months ended September 30, 2009, and $18 million or 7 percent decrease from $258 million for the same periods a year ago. For the nine months ended September 30, 2009, Global Network & Merchant Services reported segment income of $713 million, a $67 million or 9 percent decrease from the same period a year ago.

Total revenues net of interest expense declined $108 million or 10 percent and $448 million or 14 percent for the three and nine months ended September 30, 2009, respectively to $963 million and $2.7 billion due to decreased discount revenue, fees and other revenues and lower net interest income. Discount revenue, fees and other revenues reflected a decline in merchant-related revenues, primarily from the 11 percent and 14 percent decrease for the three and nine months ended September 30, 2009, respectively, in global card billed business.

Interest expense credit decreased $37 million or 69 percent and $111 million or 65 percent for the three and nine months ended September 30, 2009, respectively, due to lower volumes and a lower rate-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Expenses decreased $68 million or 11 percent and $354 million or 19 percent for the three and nine months ended September 30, 2009, respectively, to $572 million and $1.5 billion due to decreased marketing and promotion expenses and lower salaries and employee benefits and other operating expenses.

Marketing and promotion expenses of $157 million for the three months ended September 30, 2009, increased $7 million or 5 percent, reflected higher brand-related marketing investments. For the nine months ended September 30, 2009, marketing and promotion expenses of $315 million decreased $120 million or 28 percent as compared to the same period a year ago, reflecting lower brand and merchant-related marketing and promotion costs, partially offset by higher brand-related marketing investments.

Salaries and employee benefits and other operating expenses of $415 million and $1.2 billion for the three and nine months ended September 30, 2009, respectively, decreased $75 million or 15 percent and $234 million or 16 percent, primarily reflecting the benefits from the Company’s ongoing reengineering initiatives. Included in the three and nine months ended September 30, 2009, were $1 million ($1 million after-tax) and $14 million ($9 million after-tax) of reengineering cost, respectively, while the three and nine months ended September 30, 2008, were $4 million ($3 million after-tax) and $3 million ($3 million after-tax) of reengineering cost, respectively.

The effective tax rate was 33 percent and 34 percent for the three and nine months ended September 30, 2009, respectively. The effective tax rate was 35 percent and 34 percent for the three and nine months ended September 30, 2008, respectively.

Corporate & Other

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Corporate & Other had net income of $50 million and $327 million for the three and nine months ended September 30, 2009, respectively. Net income for the three and nine months ended for September 30, 2008, was $158 million and $170 million, respectively.

In the third quarter of 2009, the Company recorded a $180 million ($113 million after-tax) benefit, reflected in the “other, net” expense line in the Corporate & Other segment, associated with the Company’s accounting for a net investment in consolidated foreign subsidiaries. $135 million ($85 million after-tax) of this benefit represents a correction of an error related to the accounting for cumulative translation adjustments in prior periods. The impact of the incorrect accounting was not material to any of the quarterly or annual periods in which it occurred. The error resulted in a $60 million ($38 million after-tax) income overstatement in the second quarter of 2009, a $135 million ($85 million after-tax) income understatement in the fourth quarter of 2008 and minimal amounts for all other periods affected dating back to the third quarter of 2007, when the incorrect accounting originated. Also included in the $180 million is a non-recurring $45 million ($28 million after-tax) related benefit which was recorded in the third quarter of 2009 as a result of changes in the fair value of certain foreign exchange forward contracts that are economic hedges to foreign currency exposures of net investments in consolidated foreign subsidiaries.

The income for the three months ended September 30, 2009, also reflected $93 million and $43 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, a $41 million of tax expense primarily due to an increase in the Company’s estimated annual effective tax rate, a $10 million after-tax expense related to the Company’s on-going reengineering initiatives, higher net interest expense related to the cost of carrying increased debt and liquidity levels and costs related to employer compensation program-related changes. Net income for the three months ended September 30, 2008, also included $56 million in tax benefits primarily due to a decrease in the Company’s estimated annual effective tax rate, and $4 million of after-tax expense related to the Company’s ongoing reengineering initiatives.

The income for the nine months ended September 30, 2009, also reflected $279 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, $135 million of after-tax income related to the ICBC sale, the $113 million after-tax benefits related to the accounting for a net investment in the Company’s consolidated foreign subsidiaries described above, a $43 million after-tax expense related to the Company’s on-going reengineering initiatives, higher net interest expense related to the cost of carrying increased levels of liquidity and costs related to employer compensation program-related changes. Net income for the nine months ended September 30, 2008, included $93 million and $129 million of after-tax income related to the MasterCard and Visa litigation settlements, respectively, and $15 million of after-tax expense related to the Company’s ongoing reengineering initiatives.

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

The actual impact of interest rate and foreign exchange rate changes will depend on, among other factors, the timing of rate changes, the extent to which different rates do not move in the same direction or in the same direction to the same degree, and changes in the volume and mix of the Company’s businesses. For example, the Company is also subject to market risk from changes in the relationship between the benchmark prime rate that determines the yield on its variable-rate lending receivables and the benchmark LIBOR rate that determines the effective interest cost on a significant portion of its outstanding debt, including asset securitizations. Simultaneous and identically-sized changes in the same direction of these two indices do not contribute to the market risk described above, as there is no material mismatch in the effective repricing frequency of these two indices. However, differences in the rate of change of these two indices, commonly referred to as basis risk, will impact the Company’s variable-rate U.S. lending net interest margin. The Company currently has approximately $35.9 billion of prime-based, variable-rate U.S. lending receivables that are funded with LIBOR-indexed debt, including asset securitizations. Before the current credit crisis, the spread between 1- month LIBOR and the federal funds rate had averaged 20 basis points. During 2008, this spread was as high as approximately 300 basis points, although it has subsequently declined from those levels.

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

Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on (i) the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, (ii) the effectiveness of the Company’s credit models and (iii) the impact of recently enacted statutes and proposed legislative initiatives affecting the credit card business, including, without limitation, The Credit Card Accountability Responsibility and Disclosure Act of 2009; the impact of the Company’s efforts to deal with delinquent cardmembers in the current challenging economic environment, which may affect payment patterns of cardmembers and the perception of the Company’s services, products and brands; the Company’s near-term write-off rates, including those for the fourth quarter of 2009, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, unemployment rates and the volume of bankruptcies; differences between owned (i.e., GAAP) and managed write-off rates, which can be impacted by factors such as the various types of customer accounts in the portfolios of the Company and the lending securitization trust; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the write-off and delinquency rates in the medium- to long-term of cardmembers added by the Company during the past few years, which could impact their profitability to the Company; the Company’s ability to effectively implement changes in the pricing of certain of its products and services; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the actual amount to be spent by the Company on marketing, promotion, rewards and cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment, and during the remainder of 2009, the extent of provision benefit, if any, from lower than expected write-offs; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and generate excess capital and earnings in a manner and at levels that will allow the Company to return a portion of capital to shareholders, which will depend on the Company’s ability to manage its capital needs, and the effect of business mix, acquisitions and rating agency and regulatory requirements, including those arising from the Company’s status as a bank holding Company; the ability of the Company to meet its objectives with respect to the growth of its brokered retail CD program, brokerage sweep account program and the direct deposit initiative; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States the benefits of greater cardmember loyalty and higher spend per customer, and merchant benefits such as greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term (including during 2009) and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events (including, among others, the Delta Air Lines/Northwest Airlines merger) affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the Company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the Company’s future business growth, its credit ratings, market capacity and demand for securities offered by the Company, performance by the Company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco, the Company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions and the Company’s ability to meet the criteria for participation in certain liquidity facilities and other funding programs, including the Commercial Paper Funding Facility and the Term Asset-Backed Securities Lending Facility, being made available through the Federal Reserve Bank of New York, and other federal departments and agencies; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable, including the valuation of the interest-only strip relating to the Company’s lending securitizations and the ability of our charge card and lending trusts to maintain excess spreads at levels sufficient to avoid material set-asides or early amortization of our charge card and lending securitizations, which will depend on various factors such as income derived from the relevant portfolios and their respective credit performances; the increase in excess spread resulting from the designation of discount option receivables with respect to the American Express Credit Account Master Trust, which will depend in part on the monthly principal payment rate posted to accounts in, and the credit performance of, the securitized lending portfolio; the Company’s ability to avoid material losses on its investment portfolio, including its investments in state and municipal obligations, the issuers of which could be adversely affected by the challenging economic environment; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payment industry; the Company’s ability to attract and retain executive management and other key employees; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the potential impact of The Credit Card Accountability Responsibility and Disclosure Act of 2009 and regulations recently adopted by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; accounting changes, including the Financial Accounting Standards Board’s recent adoption of changes to the accounting of off-balance sheet activities or other potential regulatory interpretations in this area, which when effective, will result in the Company’s having to consolidate the assets and liabilities of the lending securitization trust, thereby requiring the Company to reestablish loss reserves, which could reduce the Company’s regulatory capital ratios and/or change the presentation of its financial statements, and could result in lower credit ratings on securities issued by the Company’s off-balance sheet securitization trusts as a result of the uncertainty with respect to the ability of rating agencies to continue to rely on the FDIC’s safe harbor rule regarding the isolation of securitized assets in the event of a sponsoring bank’s receivership or conservatorship, which could adversely impact the Company’s ability to utilize securitizations as a component of its funding strategy; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2009, and the Company’s other reports filed with the SEC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, and its Quarterly Reports on Form 10-Q for the periods ended March 31 and June 30, 2009.

Corporate

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants. The case captioned as City of Tallahassee Retirement System v. Akerson et al. alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time such charges were entered was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to American Express Bank Limited’s (AEBL) and TRS’s anti-money laundering programs. The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges”. The complaint seeks monetary damages on behalf of the Company. The defendants filed a motion to dismiss the complaint and in October 2009, the Court dismissed the complaint against all defendants.

In December 2008, a putative class action captioned Obester v. American Express Company, et. al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The Company is also a defendant in three other putative class actions making allegations similar to those made in the Obester matter: Tang v. American Express Company, et. al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et. al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et. al., filed on February 10, 2009 in the United States District Court for the Southern District of New York. American Express has filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended complaint, captioned In Re American Express ERISA Litigation. American Express' motion to dismiss this action is pending with the Court.

On February 20, 2009, a putative class action captioned, Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. On March 27, 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which makes similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. On October 13, 2009, plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action.

U.S. Card Services and Global Merchant Services Matters

In June 2006, a putative class action captioned Homa v. American Express Company et al. was filed in the U.S. District Court for the District of New Jersey. The case alleges, generally, misleading and fraudulent advertising of the “tiered” “up to 5 percent” cash rebates with the Blue Cash card. The complaint initially sought certification of a nationwide class consisting of “all persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.” On December 1, 2006, however, plaintiff filed a First Amended Complaint dropping the nationwide class claims and asserting claims only on behalf of New Jersey residents who “while so residing in New Jersey, applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present.” The plaintiff seeks unspecified damages and other unspecified relief that the Court deems appropriate. In May 2007, the Court granted the Company’s motion to compel individual arbitration and dismissed the complaint. Plaintiff appealed that decision to the U.S. Court of Appeals for the Third Circuit, and on February 24, 2009, the Third Circuit reversed the decision and remanded the case back to the District Court for further proceedings. On October 22, 2009, a putative class action captioned Pagsolingan v. American Express Company, et al. was filed in the U.S. District Court for the Northern District of California. That case makes allegations that are largely similar to those made in Homa, except that Pagsolingan alleges multiple theories of liability and seeks to certify a nationwide class of “[a]ll persons who applied for and received an American Express Blue Cash card during the period from September 30, 2003 to the present and who did not get the rebate or rebates provided for in the offer.”

In January 2009, the Company signed a Memorandum of Understanding to resolve claims raised in a putative class action captioned Kaufman v. American Express Travel Related Services, pending in the United States District Court for the Northern District of Illinois. Since such time, the parties have entered into a settlement agreement that was submitted to the Court for preliminary approval, and a ruling on preliminary approval remains pending. The allegations in Kaufman relate primarily to monthly service fee charges, with the critical claim being that the Company’s gift card product violates consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The proposed Settlement Class consists of “All purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, in addition to certain non-monetary relief, the Company would pay $3 million into a settlement fund. Members of the settlement class would then be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees, and any monies remaining in the settlement fund after payment of all claims would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards with no purchase fee. Finally, the Company would be responsible for paying class counsel’s reasonable fees and expenses and certain expenses of administering the class settlement. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express Travel Related Services, pending in the United States District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California state court in San Diego. If the Kaufman settlement ultimately receives final approval, all related gift cards claims and suits would also be released.

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 (the “2008 Form 10-K”) and the Company’s Quarterly Report on Form 10-Q for the three months ended June 30, 2009 (the “2009 second quarter Form 10-Q”), and should be read in conjunction with the discussion of risk factors set forth in such sections. Based on the information currently known to us, the Company believes that the matters discussed below, together with the risk factors set forth in the 2008 Form 10-K and the 2009 second quarter Form 10-Q, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2008 Form 10-K and the 2009 second quarter Form 10-Q. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

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

Most of the requirements of the CARD Act will become effective in February 2010, but several provisions became effective on August 20, 2009. In September 2009, legislation was introduced in House of Representatives to accelerate the effective date of the remaining provisions of the CARD Act to December 1, 2009. It is difficult to evaluate the resulting impact on our business at this time, as a number of the provisions in the CARD Act require significant interpretation by the Federal Reserve.

While the Company is making certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on the Company’s business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of the Company’s competitors, which are difficult to predict at this time. If the Company is not able to lessen the impact of the changes required by the CARD Act, it will have a material adverse effect on results of operations.

Proposed legislative and regulatory reforms could, if enacted or adopted, result in our business becoming subject to significant and extensive additional regulations.

The extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for changes in the financial services industry, including significant additional regulation and the formation of additional potential regulators. To that end, earlier in 2009 legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. Additional legislative proposals also call for substantive regulation across the financial services industry, including more heightened scrutiny and regulation for any financial firm whose combination of size, leverage, and interconnectedness could pose a threat to financial stability if it failed and new requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization. Other initiatives include the Federal Reserve’s proposed guidance on incentive compensation policies at banking organizations and legislation introduced in the US Congress that would accelerate implementation of the recently enacted CARD Act and, among other things, implement an interest rate freeze on existing credit card balances (except under limited circumstances) through February 22, 2010. Legislative and regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices, affect retention of key Company personnel and expose the Company to additional costs (including increased compliance costs).

Potential actions by the FDIC and the rating agencies could impact the Company’s ABS program.

The credit rating agencies are assessing the potential impact of the adoption of recently issued accounting standards for transfers of financial assets and for consolidation of variable interest entities (the “Accounting Standards”) on credit ratings of the securities issued by securitization trusts within the overall asset-backed securities market. (The Accounting Standards, previously issued as FASB Statements Nos. 166 and 167, are discussed further in Note 1 to the Consolidated Financial Statements.) In particular, the agencies are assessing the FDIC’s safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the safe harbor rule, the FDIC will not reclaim any financial asset transferred in connection with a securitization, provided that such transfer meets all conditions for GAAP sale accounting. Because the adoption of the Accounting Standards may cause some asset transfers to securitization trusts to no longer be deemed asset sales for accounting purposes within a company’s consolidated group, the rating agencies have indicated that they may ultimately conclude that the safe harbor no longer applies and, in certain cases, that the highest rating an ABS security could receive would be the sponsoring bank’s unsecured debt rating, rather than relying on their separate evaluation of the securitization trust. Accordingly, the ability of the Company’s securitization programs to receive or maintain AAA ratings on ABS securities under the same terms and conditions as it has done in the past, or at all, is subject to uncertainty. Any action by the rating agencies as described above could adversely impact the Company’s ability to utilize ABS as a source of funding for its business.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended September 30, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

July 1-31, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	534	$25.69	N/A	N/A

August 1-31, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	5,954	$29.92	N/A	N/A

September 1-30, 2009
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	1,193	$33.83	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	7,681	$30.23	N/A

(1)	At September 30, 2009, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.
(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.
(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index,” which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: October 30, 2009	By	/s/ Daniel T. Henry
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: October 30, 2009	By	/s/ Joan C. Amble
Joan C. Amble
Executive Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description
10.1	Letter Agreement, dated October 2, 2009, between American Express Company and Alfred F. Kelly, Jr.*

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*	A portion of this exhibit has been omitted and has been filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment under Rule 24b-2 promulgated under the Securities Exchange Act of 1934, as amended.
**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1