Form 10-K
period 2009-12-31
AMERICAN EXPRESS CO
filed 2010-02-26
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2009, the aggregate market value of the registrant’s voting shares held by non-affiliates of the registrant was approximately $27.6 billion based on the closing sale price as reported on the New York Stock Exchange.

As of February 22, 2010, there were 1,196,727,420 common shares of the registrant outstanding.

Documents Incorporated By Reference

Parts I, II and IV: Portions of Registrant’s 2009 Annual Report to Shareholders.

Part III: Portions of Registrant’s Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Annual Meeting of Shareholders to be held on April 26, 2010.

Form 10-K

Item Number

PART I*

ITEM 1.	BUSINESS

INTRODUCTION

Overview

American Express Company, together with its consolidated subsidiaries (“American Express,” the “Company,” “we,” “us” or “our”), is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. Our principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. We were founded in 1850 as a joint stock association. We were incorporated in 1965 as a New York corporation. American Express Company and its principal operating subsidiary, American Express Travel Related Services Company, Inc. (“TRS”), are bank holding companies under the Bank Holding Company Act of 1956 (the “BHC Act”), subject to the supervision and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve”).

Our headquarters are located in New York, New York in lower Manhattan. We also have offices in other locations in North America, as well as throughout the world.

We are principally engaged in businesses comprising four reportable operating segments: U.S. Card Services, International Card Services, Global Commercial Services, and Global Network & Merchant Services, all of which we describe below.

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

2009 Highlights

Compared with 2008, we delivered:

•	total revenues net of interest expense of $24.5 billion, down 14% from $28.4 billion

•	income from continuing operations of $2.1 billion, down 26% from $2.9 billion

•	net income of $2.1 billion, down 21% from $2.7 billion

*	Some of the statements in this report constitute forward-looking statements. You can identify forward-looking statements by words such as “believe,” “expect,” “anticipate,” “optimistic,” “intend,” “plan,” “aim,” “will,” “may,” “should,” “could,” “would,” “likely,” “estimate,” “predict,” “potential,” “continue” or other similar expressions. We discuss certain factors that affect our business and operations and that may cause our actual results to differ materially from these forward-looking statements under “Item 1A. Risk Factors” below. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. We undertake no obligation to update publicly or revise any forward-looking statements.

•	diluted earnings per share based on income from continuing operations of $1.54, down 38% from $2.47

•	diluted earnings per share based on net income of $1.54, down 34% from $2.32

•	return on average equity of 14.6%, compared with 22.3%.

2009 was a challenging year characterized by a weak economy, frozen credit markets in the first half of the year and high credit losses industrywide. In the first two quarters, the Company’s spending and cardmember loan balances declined by double digits as compared to the corresponding periods in 2008 and credit metrics (e.g. past due and write-off rates) peaked at historically high levels. In the third quarter, the Company’s credit actions began to positively impact past due and write-off rates and spending declines began to become less severe. The fourth quarter showed greater improvement.

In the fourth quarter of 2009 the year-over-year growth rate in cardmember spending volumes was positive for the first time since the third quarter of 2008, benefiting from both easier comparisons to year-ago billings as well as higher levels of spending. Improvements in billed business trends were experienced in all business lines in the fourth quarter. In addition, for the first time during the year, the growth rate in both the number of card transactions and average transaction size were positive in the fourth quarter as compared to the corresponding period in 2008. Despite these favorable trends, the Company expects the global economy to continue to recover gradually and the resulting environment to be characterized by billings growth that is more modest than it experienced before the recession, as consumers and businesses remain cautious about their spending.

For a complete discussion of our 2009 financial results, including financial information regarding each of our reportable operating segments, see pages 18-128 of our 2009 Annual Report to Shareholders, which are incorporated herein by reference. For a summary of the Company and our reportable operating segments, and a discussion of our principal sources of revenue, see pages 18-21 and pages 73-74, respectively, of the 2009 Annual Report to Shareholders.

Products and Services

The Company’s range of products and services include:

•	charge and credit card products

•	expense management products and services

•	consumer and business travel services

•	stored value products such as Travelers Cheques and other prepaid products

•	network services for the Company’s network partners

•	merchant acquisition and processing, point-of-sale, servicing and settlement and marketing and information products and services for merchants

•	fee services, including market and trend analyses along with related consulting services and customer loyalty and rewards programs.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels including direct mail, on-line, targeted sales forces, and direct response advertising.

Our general-purpose card network, card-issuing and merchant-acquiring and processing businesses are global in scope. We are a world leader in providing charge and credit cards to consumers, small businesses and corporations. These cards include cards issued by American Express as well as cards issued by third-party banks and other institutions that are accepted on the American Express network (collectively, “Cards”). Our Cards permit our cardmembers (“Cardmembers”) to charge purchases of goods and services in most countries around the world at the millions of merchants that accept Cards bearing our logo. We have total worldwide Cards-in-force of 87.9 million (including Cards issued by third parties). In 2009, our worldwide billed business (spending on American Express® Cards, including Cards issued by third parties) was $620 billion.

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

Organizational Changes

To put us in a better position to grow within our traditional businesses, new revenue categories and emerging payments, we implemented a number of organizational changes in October 2009. To realize the full potential of our traditional card and network businesses, we grouped our global consumer and small business card-issuing, merchant and network businesses under the senior leadership of our Vice Chairman. This move will enable us to sharpen our focus on our strongest growth opportunities, while maintaining the appropriate confidentiality protections. We are also creating an Enterprise Growth Group that will focus exclusively on generating new sources of fee revenue from our existing assets and advancing our efforts in emerging payments. This includes developing new opportunities for growth that transcend individual businesses and take advantage of technological trends. In addition, under the leadership of our Group President and Chief Information Officer, we created a new Global Services Group that unites our U.S. and international cardmember servicing organizations, as well as most processing and support functions across the Company, including among others, technology support and certain key processing functions in areas such as finance and human resources. With this change to Global Services, the Company is organizing support functions by process rather than business unit, which the Company expects will streamline costs, reduce duplication of work, better integrate skills and expertise, and improve customer service. This organization has been tasked with generating an annualized level of gross expense savings of approximately $500 million by 2012. It is expected that a portion of any such savings would be reinvested in growth initiatives. Also, as part of the organizational changes, our Chief Executive Officer is now working directly with the leaders of our Global Commercial Card and Global Travel Services groups on overall strategies to capitalize on Business-to-Business growth opportunities.

Spend-Centric Model is Competitive Advantage

Despite the challenges of the current economic environment, we believe our “spend-centric” business model (which focuses on generating revenues primarily by driving spending on our Cards and secondarily by finance charges and fees) continues to give us significant competitive advantages, even when the overall spending level is down. Average spending on our Cards, which is substantially higher on a per-card basis for us versus our competitors, represents greater value to merchants in the form of loyal customers and higher sales. This enables us to earn a premium discount rate and thereby invest in greater value-added services for merchants and Cardmembers. As a result of the higher revenues generated from higher spending, we have the flexibility to offer more attractive rewards, other incentives to Cardmembers and targeted marketing programs for merchants, which in turn creates an incentive for Cardmembers to spend more on their Cards. The significant investments we make in rewards and other compelling value propositions for Cardmembers drives Card usage at merchants. This business model, along with our closed-loop network, in which we are both the Card issuer and, in most instances, the merchant acquirer, gives us a competitive advantage that we seek to leverage to provide more value to Cardmembers, merchants and our Card-issuing partners.

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

GLOBAL NETWORK & MERCHANT SERVICES

The Global Network & Merchant Services (“GNMS”) segment operates a global general-purpose charge and credit card network for both proprietary Cards and Cards issued under the global network services business. It also manages merchant services globally, which includes signing merchants to accept Cards as well as processing and settling Card transactions for those merchants. This segment also offers merchants point-of-sale, servicing and settlement and marketing and information products and services.

Cards bearing our logo are issued by our principal operating subsidiary, TRS, the Company’s U.S. bank subsidiaries, American Express Centurion Bank (“Centurion Bank”) and American Express Bank, FSB (“AEBFSB”), and by other operating and bank subsidiaries outside the United States. They are accepted at all merchant locations worldwide that accept American Express-branded Cards. In addition, depending on the product, Cards bearing our logo are generally accepted at ATM locations worldwide that accept Cards. TRS and its subsidiaries, including Centurion Bank and AEBFSB, issue the majority of Cards on our network.

Our Global Network Services (“GNS”) business establishes and maintains relationships with banks and other institutions around the world that issue Cards and, in certain countries, acquire local merchants on the American Express network. GNS is key to our strategy of broadening the Cardmember and merchant base for our network worldwide.

Our Global Merchant Services (“GMS”) business provides us with access to rich transaction data through our closed-loop network, which encompasses relationships with both the Cardmember and the merchant. This capability helps us acquire new merchants, deepen relationships with existing merchants, process transactions, and provide targeted marketing, analytical and other value-added services to merchants in our network. In addition, it allows us to analyze trends and spending patterns among various segments of our customer base.

A key asset of our network is the American Express brand, which is one of the world’s most highly recognized and respected brands.

Global Network Services

We continue to pursue a strategy, through our GNS business, of inviting U.S. and foreign banks and other institutions to issue Cards and acquire merchants on the American Express network. By leveraging our global infrastructure and the appeal of the American Express brand, we broaden our Cardmember and merchant base for our network worldwide. The GNS business has established more than 130 card-issuing and/or merchant-acquiring arrangements with banks and other institutions in 129 countries.

Historically, we had successfully implemented our GNS business strategy in a number of countries outside the United States. In contrast to the situation outside the United States, until 2004, no major U.S. banks had issued Cards in the United States on the American Express global network. This situation was the result of rules and policies of Visa Inc., Visa USA, and Visa International (collectively “Visa”) and MasterCard International, Inc. (“MasterCard”) in the United States at the time, which mandated expulsion of members that issued American Express-branded Cards. These rules were struck down in 2004 in a lawsuit brought by the U.S. Department of Justice. As a result of this decision, beginning in 2004, we have been able to extend our network to other card issuers in the United States, just as we have done internationally.

In 2009, GNS signed 7 new partners to issue Cards and/or acquire merchants on the American Express network. Additionally, GNS partners launched approximately 100 new products during 2009, bringing the total number of American Express-branded GNS partner products launched to date to approximately 1,030.

GNS focuses on partnering with qualified third-party banks and other financial institutions that choose to issue Cards accepted on our global network and/or acquire merchants on our network. Although we customize our network arrangements to the particular country and each partner’s requirements, as well as to our strategic plans in that marketplace, all GNS arrangements are designed to help issuers develop products for their highest-spending and most affluent customers and to support the value of American Express Card acceptance to merchants. We choose to partner with institutions that share a core set of attributes compatible with the American Express brand, such as commitment to high quality standards and strong marketing expertise, and we require adherence to our product, brand and service standards.**

With approximately 1,030 different Card products launched on our network so far by our partners, GNS is an increasingly important business that is strengthening our brand visibility around the world, driving more transaction volume onto our merchant network and increasing the number of merchants accepting the American Express Card. GNS enables us to expand our network’s global presence generally without assuming additional Cardmember credit risk or having to invest a large amount of resources, as our GNS partners already have established attractive customer bases they can target with American Express-branded products, and are responsible for managing the credit risk associated with the Cards they issue. Since 1999, Cards-in-force issued by GNS partners have grown at a compound annual growth rate of 25%, and totaled over 26 million Cards at the end of 2009. Outside the United States, 74% of new Cards issued in 2009 were Cards issued by GNS partners. Spending on GNS Cards has grown at a compound annual rate of 25% since 1999. Year over year spending growth on these Cards in 2009 was 7%, with total spending equal to $72 billion.

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

Independent Operator Arrangements

The first type of GNS arrangement is known as an independent operator (“IO”) arrangement. As of the end of 2009, we had 65 of these arrangements around the world. We pursue these arrangements to expand the presence of the American Express network in markets in which we do not offer a proprietary local currency Card. The partner’s local presence and relationships help us enhance the impact of our brand in the market, reach

**	The use of the term “partner” or “partnering” does not mean or imply a formal legal partnership, and is not meant in any way to alter the terms of American Express’s relationship with third-party issuers and merchant acquirers.

merchant coverage goals more quickly, and operate at economic scale and cost levels that would be difficult for us to achieve on our own. Subject to meeting our standards, IO bank partners are licensed to issue local currency Cards in their markets, including the classic Green, Gold and Platinum American Express Cards. In addition, the majority of these partners serve as the merchant acquirer and processor for local merchants. American Express retains the relationship with multinational merchants. Our IO partners own the customer relationships and credit risk for the Cards they issue, and make the decisions about which customers will be issued Cards. GNS generates revenues in IO arrangements from Card licensing fees, royalties on Cardmember billings, foreign exchange conversion revenue, royalties on charge volume at merchants, share of discount revenue and, in some partnerships, royalties on net spread revenue or royalties on cards-in-force. Our IO partners are responsible for transaction authorization, billing and pricing, Cardmember and merchant servicing, and funding Card receivables for their Cards and payables for their merchants.

We bear the credit risk arising from the IO partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an IO partner’s credit rating and other indicators of financial health, we may require an IO partner to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of countries where we have entered into IO arrangements include Brazil, Russia, China, Ecuador, Greece, South Korea, Pakistan, Croatia, Peru, Portugal, Vietnam, Georgia and Bangladesh. Through our IO partnerships, we believe we can accelerate growth in Cardmember spending, Cards-in-force and merchant acceptance in these countries.

Network Card License Arrangements

The second type of GNS arrangement is known as a network card license (“NCL”). At the end of 2009, we had 61 of these arrangements in place worldwide. We pursue these arrangements to increase our brand presence and gain market share in markets in which we have a proprietary Card-issuing and/or merchant acquiring business and, in a few cases, those in which we have IO partners. In an NCL arrangement, we grant the third-party financial institution a license to issue American Express-branded Cards. The NCL issuer owns the customer relationships for all Cards it issues, provides customer service to its Cardmembers, authorizes transactions, manages billing and credit, is responsible for marketing the Cards, and designs Card product features (including rewards and other incentives for Cardmembers), subject to meeting certain standards. We operate the merchant network, route and process Card transactions from the merchant’s point-of-sale through submission to the issuer, and settle with issuers. The NCL is the type of arrangement we have implemented with banks in the United States, United Kingdom, Australia and Japan.

GNS’ revenues in NCL arrangements are driven by a variety of factors, including the level of Cardmember spending, royalties, currency conversions and licensing fees paid by the partner and fees charged to the Card issuer based on charge volume, and our provision of value-added services such as Cardmember insurance products and other Card features and benefits for the issuer’s Cards. As indicated above, the NCL issuer bears the credit risk for the issued Cards, as well as the Card marketing and acquisition costs, Cardmember fraud risks and costs of rewards and other loyalty initiatives. We bear the risk arising from the NCL partner’s potential failure to meet its settlement obligations to us. We mitigate this risk by partnering with institutions that we believe are financially sound and will meet their obligations, and by monitoring their financial health, their compliance with the terms of their relationship with us and the political, economic and regulatory environment in which they operate. In addition, depending on an NCL issuer’s credit rating and other indicators of financial health, we may require an NCL issuer to post a letter of credit, bank guarantee or other collateral to reduce this risk.

Examples of NCL arrangements include our relationships with Bank of America in the United States, Lloyds TSB Bank in the United Kingdom and Westpac Banking Corporation in Australia.

Joint Venture Arrangements

The third type of GNS arrangement is a joint venture (“JV”) arrangement. We have utilized this type of arrangement in Switzerland and Belgium, as well as in other countries. In these markets, we join with a third-party to establish a separate business in which we have a significant ownership stake. The JV typically signs new merchants to the American Express network and issues local currency Cards that carry our logo. In a JV arrangement, the JV is responsible for the Cardmember credit risk and bears the operating and marketing costs. Unlike the other two types of GNS arrangements, we share management, risk, and profit and loss responsibility with our JV partners. Income is generated by discount revenues, card fees and net spread revenues. The economics of the JV are similar to those of our proprietary Card-issuing business, which we discuss under “U.S. Card Services,” and we receive a portion of the JV’s income depending on, among other things, the level of our ownership interest. Our subsidiary, AEOCC Ltd., purchases card receivables from certain of the GNS JVs from time to time.

GNS Business Highlights

Outside the United States we signed a number of agreements in 2009 to enhance our presence in existing markets and further expanded our global presence into new markets.

Some of the highlights of our GNS business outside the United States in 2009 include:

•

Announcement of new card partnerships in the Asia-Pacific region with ANZ, one of the largest banks in Australia and a leading bank in New Zealand and the South Pacific, Commonwealth Bank, which operates the largest financial services distribution network in Australia, and United Overseas Bank Limited (UOB), one of the leading credit card issuers in Singapore

•	Announcement of our new partnership in Brazil with Banco do Brasil and the issuance of the Ourocard Estilo Platinum American Express and Ourocard Platinum American Express® products

•	Issuance of the City Bank American Express® Gold Credit Card and the City Bank American Express® Credit Card in Bangladesh, with our new partner, City Bank

•	Launch of the American Express® Card and the American Express® Gold Card in Georgia, with our new partner, Bank of Georgia.

GNS continues to expand its airline co-brand portfolio, launching 12 new airline co-brands in 2009 bringing the total to 49 airline co-brand products. Some of the key airline co-brand launches outside the United States in 2009 include:

•	Launch of Quantas Airlines co-brand cards with National Australia Bank and ANZ in Australia

•	Launch of the Turkish Airlines co-brand card with Garanti Bank.

Some of the highlights of our GNS business in the United States in 2009 include:

•	Launch of The PenFed Premium Travel Rewards American Express® Card with our new partner Pentagon Federal Credit Union (PenFed)

•

Expansion of our wealth management portfolio in the United States with Bank of America’s launch of the Merrill Accolades™ American Express® Card, developed for Bank of America Merrill Lynch’s wealth management clients

•	Launch of The Fidelity® Private Client American Express® Card, the fourth Card in Fidelity’s American Express portfolio.

Global Merchant Services

We operate a GMS business, which includes signing merchants to accept Cards, accepting and processing Card transactions, and settling with merchants that accept Cards for purchases made by Cardmembers with Cards (“Charges”). We also provide marketing, information and programs to merchants, leveraging the capabilities provided by our closed-loop structure, as well as point-of-sale products and servicing.

Our objective is for Cardmembers to be able to use the Card wherever and however they desire, and to increase merchant coverage in key geographic areas and in selected new industries that have not traditionally accepted general-purpose credit and charge cards as a means of payment. We add new merchants to our network through a number of sales channels: a proprietary sales force, third-party sales and service agents, strategic alliances with banks and processors, the Internet, telemarketing and inbound “Want to Honor” calls (i.e., where merchants desiring to accept the Card contact us directly). As discussed in the “Global Network Services” section, our IO partners and JVs also add new local merchants to the American Express network.

During 2009, we continued expanding our integrated American Express OnePoint® solution for small- and medium-sized merchants. Under this program, third-party service agents provide payment processing services to merchants on our behalf for Card transactions, while we retain the acceptance contract with participating merchants, establish merchant pricing and receive the same transactional information we always have received through our closed-loop network. This program simplifies card processing for small- and medium-sized merchants by providing them with a single source for statements, settlement and customer service.

GMS continues to significantly expand the number of merchants that accept our Card products as well as the kinds of businesses that accept the Card. Over the last several years, we have focused our efforts on increasing the use of our Cards for everyday spending. In 1990, 64% of our U.S. billings came from the travel and entertainment sectors and 36% came from retail and other sectors. That proportion has now been more than reversed. In 2009, U.S. non-travel and entertainment billings represented approximately 71% of the U.S. billed business on American Express Cards. This shift resulted from the growth, over time, in the types of merchants that began to accept charge and credit cards in response to consumers’ increased desire to use these cards for more of their purchases, and our focus on expanding Card acceptance to meet Cardmembers’ needs.

During 2009, we continued our efforts to encourage consumers to use the Card for everyday spending and to increase the number and types of merchants in retail and everyday spending categories that accept the Card, such as quick-serve restaurants, mass transit and recurring billing merchants. For example, during 2009, we announced Card acceptance agreements in the United States with:

•	Big Lots

•	Hennes & Mauritz (“H&M”)

•	Weis Markets Inc.

Outside the United States, we signed card acceptance agreements with:

•	McDonald’s Restaurants of Canada Limited, now accepting the Card at 1,200 locations across Canada

•	Air Asia, Asia’s leading lowfare carrier

•	Yahoo! Auction, now accepting the Card in Japan

•	PTT Public Company Limited, the largest petrol retail distributor in Thailand, now accepting the Card at its more than 900 petroleum service stations.

In addition, we continued our drive to bring Card acceptance to industries where cash or checks are the predominant form of payment. For example, we have made headway in promoting Card acceptance payments in industries such as pharmaceuticals, construction, industrial supply and advertising. Acceptance agreements signed in 2009 in the United States include:

•	Lehigh Hanson, one of North America’s largest suppliers of heavy building materials to the construction industry

•	Professional Veterinary Products, one of the nation’s largest animal health products distributors.

Internationally, among others, a Card acceptance agreement was reached with Travis Perkins, a leading builders’ merchant and home improvement retailer headquartered in the United Kingdom, with more than 1,000 locations.

Globally, acceptance of general-purpose charge and credit cards continues to increase. As in prior years, during 2009, we continued to grow merchant acceptance of Cards around the world and to refine our approach to calculating merchant coverage in accordance with changes in the marketplace. Management estimates that, as of the end of 2009, our merchant network in the United States accommodated more than 90% of our Cardmembers’ general-purpose charge and credit card spending, and our international merchant network as a whole accommodated approximately 80% of our Cardmembers’ general-purpose charge and credit card spending. These percentages are based on comparing our Cardmembers’ spending on our network currently with our estimate of what our Cardmembers would spend on our network if all merchants that accept general-purpose credit and charge cards accepted American Express Cards.

We earn “discount” revenue from fees charged to merchants for accepting Cards as payment for goods or services sold. The merchant discount is the fee charged to the merchant for accepting Cards and is generally expressed as a percentage of the amount charged on a Card. In some instances, an additional flat transaction fee is assessed. The merchant discount is generally deducted from the amount of the payment that the “merchant acquirer” (in most cases, TRS or one of its subsidiaries) pays to a merchant for Charges submitted. A merchant acquirer is the entity that contracts for Card acceptance with the merchant, accepts transactions from the merchant, pays the merchant for these transactions and submits the transactions to the American Express network, which submits the transactions to the appropriate Card issuer. When a Cardmember presents the Card for payment, the merchant creates a record of charge for the transaction and submits it to the merchant acquirer for payment. To the extent that TRS or one of its subsidiaries is the merchant acquirer, the merchant discount is recorded by us as discount revenue at the time the transaction is received by us from the merchant.

Where we act as the merchant acquirer and the Card presented at a merchant is issued by a third-party bank or financial institution, such as in the case of our GNS partners, we will make financial settlement to the merchant and receive the discount revenue. In our role as the operator of the Card network, we will also receive financial settlement from the Card issuer, who receives an issuer rate (i.e., the individually negotiated amount that Card issuers receive for transactions charged on our network with Cards they issue, which is usually expressed as a percentage of the charged amount). The difference between the discount revenue (received by us in the form of the merchant discount) and the issuer rate received by the Card issuer generates a return to us. In cases where American Express is the Card issuer and the merchant acquirer is a third-party bank or financial institution (which can be the case in a country in which the IO is the local merchant acquirer), we receive an individually negotiated issuer rate in our settlement with the merchant acquirer, which is recorded by us as discount revenue. By contrast with networks such as Visa and MasterCard, there is no collectively set interchange rate on the American Express network.

The following diagrams depict the relationships among the parties in a point-of-sale transaction effected on the American Express network where we act as both the Card issuer and merchant acquirer (the “3-Party Model”) and under an NCL arrangement where third-party financial institutions act as Card issuers (the “NCL Model”):

The merchant discount we charge is principally determined by the value we deliver to the merchant and generally represents a premium over other networks. We deliver greater value to merchants through higher spending Cardmembers relative to users of cards issued on competing card networks, our marketing expertise, information and fraud services, and Cardmembers’ insistence on using their Cards when enrolled in rewards or other Card loyalty programs, including Cardmembers who are part of our Corporate Card program.

The merchant discount varies, among other factors, with the industry in which the merchant does business, the merchant’s Charge volume, the timing and method of payment to the merchant, the method of submission of Charges and, in certain instances, the geographic scope of the Card acceptance agreement signed with us (local or global) and the Charge amount.

In 2009, as in prior years, we experienced some reduction in our global weighted average merchant discount rate. Over time, selective re-pricing initiatives, changes in the mix of business and volume-related pricing discounts likely will continue to result in some erosion in the average discount rate.

While most merchants that accept our Cards understand our merchant discount pricing in relation to the value provided, we do encounter a relatively small number of merchants that accept our Cards, but tell their customers that they prefer to accept another type of payment and, consequently, suppress use of the Card. Subject to local legal requirements, we respond to this issue vigorously to ensure that our Cardmembers are able to use their Card where and when they want to and to protect the American Express brand. We have made progress limiting Card suppression by concentrating on acquiring merchants where Cardmembers want to use the Card; continuing to enhance the value we provide to merchants through programs such as DailyWish and American

Express Selects®, which enable merchants of any size to gain valuable exposure and additional sales by providing exclusive offers and experiences to American Express Cardmembers; developing and providing new and innovative business insights and fraud tools using information available through our closed-loop network; providing better and earlier communication of our value proposition; and, when appropriate, cancelling merchants who suppress the use of our Card products. We recognize that it is the merchant’s choice whether or not to accept American Express cards, and therefore we dedicate substantial resources to delivering value to attract and retain our merchant customers.

The laws of certain countries and most states in the United States do not prohibit merchants from surcharging credit card purchases. American Express’ policy generally does not prohibit surcharging so long as it is permitted by law and a merchant does not discriminate against the Card by surcharging higher amounts on purchases with the Card than is imposed for purchases with other cards, or by imposing a surcharge only on Card purchases, but not on purchases made with other cards. American Express also does not prohibit merchants from offering discounts to customers who pay with cash or check. For information concerning the Department of Justice’s information and document request regarding our policies relating to merchant surcharging and “anti-steering,” please see “Other Matters” within “Legal Proceedings” below beginning on page 87.

Merchant satisfaction is a key goal of our GMS business. We focus on understanding and addressing factors that influence merchant satisfaction, including developing and executing innovative programs that increase Card usage at merchants, using technology resources, enhancing operational efficiencies and merchants’ ease of doing business with us, making our United States operating procedures easily available to merchants on our Web site, applying our closed-loop capabilities and deep marketing expertise, and strengthening our relationships with merchants through an expanding roster of services that helps them meet their business goals.

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

We continue to focus our commitment to driving global interoperability in payment card specifications, making it easier for merchants to accept our Cards, for Cardmembers to have a more seamless experience at the point of sale, and for issuers who have more than one network relationship to have a standard across their card products. In January 2009, we became the fourth owner-member of EMVCo, the standards body that manages, maintains, and enhances specifications for chip-based payment cards and acceptance devices, including point-of-sale terminals. Our participation in this company will help drive secure and interoperable payments globally for transactions made with chip cards by aligning and progressing the EMV™ specifications. Further, as EMVCo’s scope expands to include emerging payment technologies such as contactless cards and mobile phones, our participation will allow for our products and specifications to be universally compatible and ready for merchant acceptance.

We continue to focus our efforts in areas that make use and acceptance of the Card more convenient for merchants and Cardmembers. For instance, ExpressPay from American Express®, a contactless payment feature embedded in certain cards, continues to provide a fast, easy-to-use alternative for making everyday purchases at merchants where speed and convenience is important. In the U.S., top quick-service restaurants, movie theaters, drug and convenience stores and major retail chains readily accept payments through ExpressPay, which is powered by radio-frequency technology that is currently embedded within several Card products. Similarly, Automatic Bill Payment focuses on providing convenience by allowing merchants to bill Cardmembers on a regular basis for recurring charges approved by the Cardmember such as insurance premiums, newspaper subscriptions, health club memberships, commutation costs and telecommunication services. We have also made modifications to our host authorization system to approve more transactions and reduce Cardmember inconvenience at the point-of-sale including eliminating the signature requirement for transactions of $25 or less.

Wherever we manage both the acquiring relationship with merchants and the Card-issuing side of the business, there is a “closed-loop,” which distinguishes our network from the bankcard networks, in that we have access to information at both ends of the Card transaction. We maintain direct relationships with both our Cardmembers and our merchants, and we handle all key aspects of those relationships. Our relationships allow us to analyze information on Cardmember spend. This enables us to provide targeted marketing for merchants and special offers to Cardmembers through a variety of channels. At the same time, we protect the confidentiality of this data, and comply with our privacy and firewall policies and applicable legal requirements.

We work closely with our Card-issuing and merchant-acquiring bank partners to maintain key elements of this closed-loop, which permits them to customize marketing efforts, deliver greater value to their Cardmembers and help us to direct increased business to merchants who accept the Card.

As the merchant acquirer, we have certain exposures that arise if a billing dispute between a Cardmember and a merchant is settled in favor of the Cardmember. Drivers of this liability are returns in the normal course of business, disputes over fraudulent charges, the quality or non-delivery of goods and services and billing errors. Typically, we offset the amount due to the Cardmember against payments for the merchant’s current or future Charge submissions. We can realize losses when a merchant’s offsetting Charge submissions cease, such as when the merchant decides to no longer accept the Card, commences a bankruptcy proceeding or goes out of business. We actively monitor our merchant base to assess the risk of this exposure. When appropriate, we will take action to reduce the net exposure to a given merchant by holding cash reserves funded through Charge payable holdbacks from a merchant, lengthening the time between when the merchant submits a Charge for payment and when we pay the merchant by requiring the merchant to secure a letter of credit or a parent company guarantee, or implementing other appropriate risk management tools. We also establish reserves on our balance sheet for these contingencies in accordance with relevant accounting rules.

With the increase in electronic transmission of payment card transaction data over merchants’ point-of-sale systems, American Express and the other major card networks recognized the necessity for merchants and merchant processors to secure this data against accidental or intentional compromise using a standard protocol that applies to all card types. In 2006, in order to strengthen the security practices of merchants and payment processing firms and to secure payment account data in a globally consistent manner, we and Discover Financial Services, JCB, MasterCard Worldwide and Visa formed PCI Security Standards Council, LLC (“PCI SSC”), an independent standards-setting organization. PCI SSC’s role is to manage the Payment Card Industry (PCI) Data Security Standard, and more recently the PCI PIN Entry Device (PED) Security Requirements and the Payment Application Data Security Standard, which focus on improving payment card account security throughout the transaction process. By establishing PCI SSC, we and the other founders have developed common standards that are more accessible and efficient for participants in the payment card industry. All our merchants and service providers that store, process and transmit payment card data are required to comply with the PCI Data Security Standard. PCI SSC is dedicated to driving greater education, awareness and adoption of these security standards to ensure that all stakeholders involved in the payment process conduct their business responsibly.

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

GLOBAL NETWORK & MERCHANT SERVICES—Competition

Our global card network, including our Global Merchant Services and Global Network Services businesses, competes with other charge and credit card networks, including, among others, Visa, MasterCard, Diners Club International (which was acquired by Discover Financial Services), Discover (primarily in the United States), and JCB Co., Ltd. (primarily in Asia). We are the third largest general-purpose charge and credit card network based on charge volume, behind Visa and MasterCard, which are larger than we are in most markets. In addition, apart from such network services, a range of companies globally, including merchant acquirers and processors, carry out some activities similar to those performed by our GMS and GNS businesses. No single entity participates on a global basis in the full range of activities that are encompassed by our closed-loop business model.

The principal competitive factors that affect the network and merchant service businesses include:

•	the number of Cards-in-force and amount of spending on these Cards

•	the quantity and quality of the establishments where the Cards can be used

•	the economic attractiveness to card issuers and merchant acquirers of participating in the network

•	the success of marketing and promotional campaigns

•	reputation and brand recognition

•	innovation in systems, technology and product offerings, particularly in on-line commerce

•	the quality of customer service

•	the security of Cardmember and merchant information

•	the impact of existing litigation, legislation and government regulation

•	the cost of Card acceptance relative to the value provided.

Another aspect of network competition is the recent emergence and rapid growth of alternative payment mechanisms and systems, which include aggregators (such as PayPal), wireless payment technologies (including using mobile telephone networks to carry out transactions), prepaid systems and systems linked to credit cards, and bank transfer models. To the extent alternative payment mechanisms and systems, such as aggregators, continue to successfully expand in the online payments space, our merchant revenues and our ability to access transaction data through our closed-loop network could be negatively impacted. In the United States, alternative payment vehicles continue to emerge that seek to redirect online customers to payment systems based on ACH (automated clearing house, i.e., inter-bank transfer), and existing debit networks are making efforts to develop online PIN functionality, which could potentially reduce the relative use of charge and credit cards online. For a discussion concerning our recent acquisition of Revolution Money Inc. in the emerging payments area, please see “Enterprise Growth” beginning on page 34 below.

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

GLOBAL NETWORK & MERCHANT SERVICES—Regulation

Local regulations governing the issuance of charge and credit cards have not been a significant factor impacting GNS’ arrangements with banks and qualifying financial institutions, because such banks and institutions generally are already authorized to issue general-purpose cards and, in the case of our IO arrangements, to operate merchant-acquiring businesses. Accordingly, our GNS partners have generally not had difficulty obtaining appropriate government authorization in the markets in which we have chosen to enter into GNS arrangements. As a network service provider to regulated U.S. banks, our GNS business is subject to review by certain federal bank regulators, including the Federal Reserve, the Federal Deposit Insurance Corporation (“FDIC”), the Office of the Comptroller of the Currency and the Office of Thrift Supervision. As the operator of a general-purpose card network, we are also subject to certain provisions of the Currency and Foreign Transactions Reporting Act and the accompanying regulations issued by the U.S. Department of the Treasury (collectively referred to as the “Bank Secrecy Act”), as amended by the USA PATRIOT Act of 2001 (the “Patriot Act”). We conduct due diligence on our GNS partners to ensure that they have implemented and maintain sufficient anti-money laundering (“AML”) controls to prevent our network from being used for money laundering or terrorist financing purposes. As a result of American Express Company and TRS each becoming bank holding companies, our business is also subject to further regulation and regulatory oversight by the Federal Reserve. For additional information about this change in regulatory status, please see “Supervision and Regulation—General” beginning on page 35 below.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers and the fees merchants are charged to accept cards. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Germany, Hungary, the European Union (EU), Australia, Brazil, Mexico, Venezuela, among others, have conducted investigations that are either ongoing or on appeal.

The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge payable by merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have collectively set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue from consumers such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In certain countries where antitrust actions or regulations have led our competitors to lower their fees, we have made adjustments to our pricing to merchants to reflect local competitive trends. For example, reductions in bankcard interchange mandated by the Reserve Bank of Australia reforms in 2003 have resulted in lower merchant discount rates for Visa and MasterCard acceptance. As a result of changes in the marketplace, we have reduced our own merchant discount rates in Australia, although we have been able to increase billed business and the number of merchants accepting our Cards. In addition, under legislation enacted in Argentina, a merchant acquirer is required to charge the same merchant discount rate to all merchants in the same industry category, and merchant discount rates for credit cards cannot exceed 3%. The Central Bank of Venezuela has issued regulations regarding the maximum level of merchant discount rates by industry category. In Hungary, recently enacted legislation will require point-of-sale service charges not to exceed 2%.

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

In December 2007, the European Commission ruled that MasterCard’s multilateral interchange fees (“MIF”) for cross-border payment card transactions violate EC Treaty rules on restrictive business practices. The Commission’s decision applies to cross-border consumer credit, charge and debit card transactions within the EU and to domestic transactions to which MasterCard has chosen to apply the cross-border MIF. The ruling does not prevent MasterCard and its member banks from adopting an alternative MIF arrangement that can be proven to comply with EU Competition rules. Although the Commission’s investigation included commercial cards, it has reserved judgment for the time being on the legality of MasterCard’s cross-border MIF for commercial card transactions. MasterCard lodged an appeal against the Commission’s findings, which is pending. An interim settlement has been agreed to between the Commission and MasterCard, capping MIF at 30 basis points for consumer card transactions and 20 basis points for debit card transactions.

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

These developments may affect how the competition authorities in the Member States of the EU view domestic interchange. In 2007, for example, the competition regulator in Poland found insufficient basis for Visa and MasterCard interchange fees and ordered the associations and their members to stop their current interchange setting practices immediately. The banks appealed that decision, and in November 2008 the decision was overturned. The Polish Competition Authority has appealed that ruling.

In August 2009, Visa and MasterCard settled an anti-trust case with the New Zealand regulatory authorities regarding whether the setting of interchange rates constituted price fixing and whether other scheme rules lessened competition. The settlement results in changes to the Visa and MasterCard scheme rules, which will set maximum interchange rates and also allow bilateral setting of lower interchange rates between issuers and acquirers, as well as remove the schemes’ no surcharging rules. The full extent of the impact of the changes to interchange on our discount rate in New Zealand is not likely to be known until the schemes publish their maximum interchange rates on April 17, 2010.

Regulators have also considered the industry practice of prohibiting merchants from passing the cost of merchant discount fees along to consumers through surcharges on card purchases. In Australia, we have seen selective, but increasing, merchant surcharging on our Cards in certain industries and, in some cases, on a basis that is greater than that applied to cards issued on the bankcard networks. The European Union has adopted a new legislative framework for electronic payment services, including cards, referred to as the Payment Services Directive. The Payment Services Directive prescribes common rules for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business. The objective of the Payment Services Directive is to facilitate the creation of a single, internal payments market in the EU through harmonization of EU Member State laws governing payment services. One provision of the Payment Services Directive permits merchants to surcharge, subject to disclosure requirements, but also allows individual Member States to override this rule by prohibiting or limiting surcharging. To date, the United Kingdom has decided to permit surcharging (and the United Kingdom has for a number of years permitted merchants to levy a surcharge on credit card purchases). There are varied approaches in most of the other countries where some prohibit surcharging, others allow surcharging, and still others allow surcharging but limit it in some way, such as by capping the surcharge allowed or limiting the types of transactions where surcharging is permitted. All member states permit or propose to permit discounts. The Payment Services Directive complements another European initiative, the Single Euro Payments Area (“SEPA”), which is an industry-led initiative with support from EU institutions. Among other changes, SEPA will involve the adoption of new, pan-European technical standards for cards and card transactions. All of the foregoing requires significant costs to implement and maintain.

In the United States, Congress continues to debate the interchange issue. There have been several hearings on Visa/MasterCard interchange over the last several years, and in 2009 at the request of Congress, the Government Accountability Office (GAO) completed a study on the structure of interchange fees and their impact on consumers and merchants. The report provides a balanced view of the interchange issue and explains how large merchants would benefit and how consumers could be harmed by the pending legislative proposals. In 2009, legislation was reintroduced in Congress that would give all U.S. merchants antitrust immunity to negotiate collectively the price and terms of card acceptance on networks. The House Judiciary Committee bill covers networks with at least a 20% share of U.S. credit and debit card payments combined, which would not apply to the American Express network but, if enacted, would have an effect on American Express in the marketplace. The Senate version of the bill covers networks with at least 10% of U.S. credit or debit payments, which would apply to American Express. Both bills have a default process for having prices and terms set through government action rather than competitive forces. A similar version of the House bill (the “Credit Card Fair Fee Act”) was passed in the House Judiciary Committee in 2008. No action was taken on either of these bills in 2009. The House Financial Services Committee held a hearing on a third piece of interchange-related legislation that was reintroduced in 2009 (the “Credit Card Interchange Fees Act”), a bill that would regulate payment network rules, including the American Express network. No further action was taken on this bill. It is expected that Congressional hearings will continue in 2010 on the interchange issue. The Federal Reserve and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States.

During the last three years, there were also a number of bills proposed in individual state legislatures seeking to impose caps on credit card interchange or to prohibit card companies from charging merchant discount on the sales tax portion of credit card purchases. Other proposals were aimed at increasing the transparency of card network rules for merchants. In addition, a number of bills were proposed to establish merchant liability for the costs of a data security breach of a merchant’s system or require merchants to adopt technical safeguards to protect sensitive card holder payment information. Proposed state legislation aimed at regulating pricing or other aspects of merchants’ card acceptance will continue during 2010. In the event that governmental or regulatory activity to limit interchange or merchant fees continues or increases, or state data security legislation is adopted, our revenues and profitability could be adversely affected. During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. For information about our ongoing response to a Civil Investigative Demand from the Antitrust Division of the United States Department of Justice, please see “Other Matters” within “Legal Proceedings” below.

U.S. CARD SERVICES

As a significant part of our proprietary Card-issuing business, our U.S. banking subsidiaries, Centurion Bank and AEBFSB, issue a wide range of Card products and services to consumers and small businesses in the United States. Our consumer travel business, which provides travel services to Cardmembers and other consumers, complements our core Card business, as does our Global Prepaid business. The proprietary Card business offers a broad set of card products to attract our target customer base. Core elements of our strategy are:

•	focusing on acquiring and retaining high-spending, creditworthy Cardmembers

•	designing Card products with features that appeal to specific customer segments

•	the use of strong incentives to drive spending on our various Card products, including our Membership Rewards® program and other rewards features

•	the use of loyalty programs such as Delta SkyMiles, sponsored by our co-brand and other partners to drive spending

•	the development and nurturing of wide-ranging relationships with co-brand and other partners

•	promoting and using incentives for Cardmembers to use their Cards in new and expanded merchant categories, including everyday spend and traditional cash and check categories

•	providing exceptional customer service.

In September, 2009, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 21 of the largest card issuers in the United States, for the third consecutive year.

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

Centurion Bank and AEBFSB as Issuers of Certain Cards

We have two U.S. bank subsidiaries, Centurion Bank and AEBFSB, which are wholly owned subsidiaries of TRS. Each bank is a Federal Deposit Insurance Corporation (“FDIC”) insured depository institution. The activities of Centurion Bank and AEBFSB are subject to examination by their respective regulators. Both banks take steps to maintain compliance programs to address the various safety and soundness, internal control and compliance requirements, including anti-money laundering requirements that apply to them. You can find a further discussion of the anti-money laundering initiatives affecting us under “Corporate & Other” below.

Certain additional information regarding each bank is set forth in the table below:

	Centurion Bank	AEBFSB
Type of Bank	Utah-chartered industrial bank	Federal savings bank
Regulatory Supervision	Regulated, supervised and regularly examined by the Utah Department of Financial Institutions and the FDIC	Regulated, supervised and regularly examined by the Office of Thrift Supervision (“OTS”), a bureau of the U.S. Department of the Treasury
Types of cards issued	• Revolving credit cards • Consumer charge cards	• Revolving credit cards • Consumer charge cards • All OPEN® credit cards and charge cards
Marketing methods	Primarily direct mail and other remote marketing channels	• Direct mail and other remote marketing channels • In-person selling and third-party co-brand partners
Risk-based capital adequacy requirements*, based on Tier One risk-based capital, total risk-based capital and Tier One core capital ratios at December 31, 2009	Well-capitalized	Well-capitalized**

*	The risk-based capital standards for both the FDIC and OTS are substantively identical. A bank generally is deemed to be well capitalized if it maintains a Tier One risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10% and a leverage ratio of at least 5%.
**	Since January 2009, AEBFSB has committed to maintain a Total capital ratio of no less than 15%.

Charge Cards

Our charge Cards, which generally carry no preset spending limits, are primarily designed as a method of payment and not as a means of financing purchases of goods or services. Charges are approved based on a variety of factors including a Cardmember’s current spending patterns, payment history, credit record, and financial resources. Cardmembers generally must pay the full amount billed each month, and no finance charges are assessed on the balance. Charge Card accounts that are past due are subject, in most cases, to a delinquency assessment and, if not brought to current status, may be cancelled. The no preset spending limit and pay-in-full nature of these products attract high-spending Cardmembers who want to use a charge Card to facilitate larger payments.

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

In 2009, we launched two new Card products to the charge Card portfolio. Premier Rewards Gold launched in October, targeting high-spending, frequent travelers who want to maximize rewards. This Card offers triple Membership Rewards® points on airfare purchases, double points on gas and grocery and single points on all other spend. In addition, cardmembers receive 15,000 bonus points when they spend $30,000 in a year. In November, we piloted ZYNCSM Card from American Express, a new charge Card for a younger demographic with a low annual fee of $25. Cardmembers get core charge Card features and protections on the base card, and have the option of purchasing “packs” with specialized lifestyle-based features and benefits.

During 2009, we launched the “Don’t Take Chances, Take ChargeSM” marketing campaign, which highlights the benefits of the American Express Charge Card. The campaign is part of an ongoing effort to inform consumers about the charge Card and illustrates how it can help customers, particularly during difficult economic times. Our charge Card products have global breadth, high average spend, lower losses and annual card fees. In addition, at a time when people are looking for financial discipline and value, charge Cards, being a pay-in-full product, allow consumers and companies to control their debt.

In another effort to help Cardmembers achieve financial empowerment, we launched the online Money Manager, where Cardmembers can track spend across all of their financial accounts—not just American Express. Cardmembers can set budgets by category and receive alerts to keep them apprised of their spending versus their budget. We also announced a unique, new service that helps American Express® Charge Cardmembers to set, manage, and track spending limits on additional Cards on their account, which is available for anyone who is 15 years of age or older.

Revolving Credit Cards

We offer a variety of revolving credit Cards. These Cards have a range of different payment terms, interest rate and fee structures, rewards programs and Cardmember benefits. Revolving credit Card products, such as Blue from American Express, Blue Cash from American Express and Blue Sky from American Express, provide Card members with the flexibility to pay their bill in full each month or carry a monthly balance on their Cards to finance the purchase of goods or services. Along with charge Cards and co-brand Cards, these revolving credit Cards attract affluent Cardmembers and promote increased relevance for our expanding merchant network. Our non-co-Brand proprietary lending products represent approximately 13% of our US Card Services billings. As we continue to scale back on these Cards and target premium charge Card and co-brand Card products, the Company’s priority will be to drive billed business and average spend per card rather than achieve broad growth in cards-in-force.

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

During 2009, we extended our exclusive U.S. co-brand partnership with Starwood Hotel and Resorts Worldwide, Inc. and JetBlue for a multi-year period, allowing for the continued expansion of the programs and providing attractive economic and business benefits for both companies. We also unveiled a number of new benefits available on our Delta SkyMiles Credit Cards that allows Cardmembers to earn and redeem miles in more ways and places, on both Delta and Northwest-operated flights. In addition, we also launched a new premium co-branded credit Card called the Hilton HHonors Surpass® Card from American Express, with several enhancements to the existing Hilton HHonors® Card from American Express.

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

Card Pricing and Account Management

Certain Cards, particularly charge Cards, charge an annual fee that varies based on the type of Card and the number of Cards for each account. We also offer many revolving credit Cards with no annual fee but on which we assess finance charges for revolving balances. Depending on the product, we also charge Cardmembers an annual program fee to participate in the Membership Rewards programs and fees for account performance (e.g., late fees) or for certain services (e.g., additional copies of account statements). We apply standards and criteria for creditworthiness to each Cardmember through a variety of means both at the time of initial solicitation or application and on an ongoing basis during the Card relationship. We use sophisticated credit models and techniques in our risk management operations. For a further description of our risk management policies, please see “Risk Management” appearing on page 47 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

Membership Rewards® Program

The Membership Rewards program from American Express has over 1,600 redemption partners worldwide. The program allows Cardmembers to earn one point for virtually every dollar charged on eligible, enrolled American Express Cards, and then redeem points for a wide array of rewards, including travel, retail merchandise, dining and entertainment, financial services and even donations to benefit tens of thousands of charities. Points generally have no expiration date and there is no limit on the number of points one can earn. A large majority of spending by eligible Cardmembers earns points under this program.

The U.S. Membership Rewards program has over 150 redemption partners and features over 500 merchandise brands. Membership Rewards program tiers are aligned with specific Card products to better meet Cardmember lifestyle and reward program usage needs. American Express Cardmembers participate in one of three Membership Rewards program tiers based on the Credit or Charge Card they have in their wallet. For those Cardmembers with American Express Cards, such as Blue from American Express and ZYNC from American Express, we have the Membership Rewards Express® program. American Express Charge Cardmembers with American Express Green and Gold Cards have the Membership Rewards program. Platinum Card® members and Centurion® Card members are enrolled in the Membership Rewards First® program.

During the year we also expanded our list of redemption partners and announced a number of innovations to meet customer demand.

We enhanced our Membership Rewards® program with the introduction of new reward options designed to provide cardmembers with greater breadth and variety as well as utility. Specifically, these included: providing Cardmembers the ability to designate their points as payment for “everyday charges” within their online statement; the launch of the Membership Rewards Specials program featuring specials for popular reward options, including electronics and travel products and services; and the addition of a number of new partners, such as Zappos.Com and British Airways, which give Cardmembers a broader range of opportunities to redeem points with casual dining restaurants, retailers and airlines.

When a Cardmember enrolled in the Membership Rewards program uses the Card, we establish reserves to cover the cost of estimated future reward redemptions for points earned to date. When a Membership Rewards program enrollee redeems a reward using Membership Rewards points, we make a payment to the Membership Rewards program partner providing the reward pursuant to contractual arrangements. Membership Rewards expense is driven by Cardmember charge volume, customer participation in the program, and contractual arrangements with redemption partners. At year end, we estimated that current Cardmembers will redeem approximately 90% of their points. For more information on our Membership Rewards Program, see “Critical Accounting Policies—Reserves for Membership Rewards Costs” appearing on page 24 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

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

•   Online Year-End Summary

•   American Express Roadside Assistance Services

•   American Express Bill Pay®

•   Advanced Ticket Sales

•   Automatic Flight Insurance

•   Premium Baggage Protection

•   CreditSecure®

•   Account Protector

•   Online Fraud Protection Guarantee

•   Credit Card Registry

•   My Free Credit Score and Report

•   Identity Theft Assistance

•   Event Ticket Protection Plan

•   Platinum Office Program

•   Online Money Manager

•   Exclusive Access to Cardmember Events

OPEN

In addition to our U.S. Consumer Card business, through AEBFSB we are also a leading provider of financial services to small businesses (generally, firms with less than 100 employees and/or annual sales up to $10 million). American Express OPEN (“OPEN”) offers small business owners a wide range of tools, services and savings designed to meet their evolving needs, including:

•	charge and credit cards

•	rewards on eligible spend and business relevant redemptions

•	retail and travel protections such as purchase protection and baggage insurance

•	travel services

•	3% - 10% or more discounts at select suppliers of travel, business services, and products through OPEN Savings®

•	expense management reporting

•	enhanced online account management capabilities

•	resources to help grow and manage a business through the community-driven website, OPEN Forum®.

All American Express OPEN® Cardmembers are automatically enrolled in OPEN Savings®, a program that offers discounts for all OPEN customers on travel and other major business expenses simply by using their American Express OPEN Card at participating companies. These savings may be combined with any existing discounts or offers. During 2009, American Express OPEN also launched several new initiatives including:

•	a business co-brand with Lowe’s

•	Accept PaySM—an integrated online invoicing and electronic payment solution for small businesses

•	OPEN Forum 2.0, with enhancements to our online resource and networking website for small business owners

•

OPEN for Government Contracts: Victory in ProcurementSM (VIP) for Small Business, a national program to help small business owners capitalize on the enormous growth opportunity provided through government contracts.

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

Most financial institutions that offer demand deposit accounts also issue debit cards to permit depositors to access their funds. Use of debit cards for point-of-sale purchases has grown as most financial institutions have replaced ATM cards with general-purpose debit cards bearing either the Visa or MasterCard logo. As a result, the purchase volume and number of transactions made with debit cards in the United States has grown more rapidly than credit and charge card transactions. Debit cards are marketed as replacements for cash and checks, and transactions made with debit cards are typically for small dollar amounts. The ability to substitute debit cards for credit and charge cards is limited because there is no credit extended and the consumer must have sufficient funds in his or her demand deposit account to pay for the purchase at the time of the transaction as opposed to charge cards where payment is due at the end of the month or credit cards where payment can be extended over a period of time. We do not currently issue point-of-sale debit cards for use on the American Express network.

The principal competitive factors that affect the card-issuing business include:

•	features and the quality of the services, including rewards programs, provided to Cardmembers

•	the number, spending characteristics and credit performance of Cardmembers

•	the quantity and quality of the establishments that accept Cards

•	the cost of Cards to Cardmembers

•	pricing, payment and other Card account terms and conditions

•	the number and quality of other charge and credit cards available to Cardmembers

•	the nature and quality of expense management data capture and reporting capability

•	the success of targeted marketing and promotional campaigns

•	reputation and brand recognition

•	the ability of issuers to manage credit and interest rate risk throughout the economic cycle

•	the ability of issuers to implement operational and cost efficiencies

•	the quality of customer service.

As the payment industry continues to evolve, we are also beginning to face competition from non-traditional players, such as online networks and telecom providers, that leverage new technologies and customers’ existing charge and credit card account and bank relationships to create payment solutions. In addition, the evolution of payment products in emerging markets may be different than it has been in developed markets. Instead of migrating from cash to checks to plastic, technology and consumer behaviors in these markets may result in the skipping of one or more steps to alternative payment mechanisms such as mobile payments. For a discussion concerning our recent acquisition of Revolution Money Inc. in the emerging payments area, please see “Enterprise Growth” beginning on page 34 below.

Financing Activities

The Company meets its funding needs through a variety of sources, including cash or assets that are readily convertible into cash, deposits placed with the Company’s U.S. banks, unsecured medium- and long-term notes, asset securitizations, and long-term committed bank borrowing facilities in certain non-U.S. markets.

American Express Credit Corporation, a wholly owned subsidiary of TRS, along with its subsidiaries (“Credco”), acquires the majority of charge Card receivables arising from the use of corporate Cards issued in the

United States and consumer and corporate Cards issued in certain currencies outside the United States. Credco finances the acquisition of receivables principally through the sale of medium- and long-term notes. Centurion Bank and AEBFSB finance their revolving credit receivables and consumer and small business charge card receivables, in part, through the sale of medium-term notes and by offering consumer deposits in the United States. TRS, Centurion Bank and AEBFSB also typically have funded receivables through asset securitization programs. The cost of funding Cardmember receivables and loans is a major expense of Card operations.

(You can find a discussion of our securitization and other financing activities on pages 40-43 under the caption “Financial Review,” and Note 7 on pages 87-90 of our 2009 Annual Report to Shareholders, which portions we incorporate herein by reference.) In addition, please see “Difficult conditions in the global capital markets and economy generally, as well as political conditions in the United States and elsewhere, may materially adversely affect our business and results of operations” and “Adverse capital and credit market conditions may significantly affect the Company’s ability to meet liquidity needs, access to capital and cost of capital” in “Item 1A—Risk Factors” below.

Deposit Programs

As an additional source of funding, our banking subsidiaries offer deposits to individuals through brokerage networks as well as directly to consumers. As of December 31, 2009, we had approximately $26.3 billion in total consumer deposits, a large portion of which was raised through brokerage networks. Our deposit-taking activities compete with other deposit-taking organizations that source deposits through telephone, internet and other electronic delivery channels, brokerage networks, and/or through branch locations. We compete primarily in the deposit markets on the basis of price and our brand reputation for safety and service. We seek to obtain the deposits of new customers as well as existing card customers by offering attractive rates and marketing our name brand.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The Federal Deposit Insurance Act (“FDIA”) generally prohibits a bank, including our banking subsidiaries, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is well-capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator).

Card-Issuing Business—Regulation

The charge card and consumer lending businesses are subject to extensive regulation. In the United States, we are subject to a number of federal laws and regulations, including:

•	the Equal Credit Opportunity Act (which generally prohibits discrimination in the granting and handling of credit)

•

the Fair Credit Reporting Act (“FCRA”), as amended by the Fair and Accurate Credit Transactions Act (“FACT Act”) (which, among other things, regulates use by creditors of consumer credit reports and credit prescreening practices and requires certain disclosures when an application for credit is rejected)

•

the Truth in Lending Act (“TILA”) (which, among other things, requires extensive disclosure of the terms upon which credit is granted), including the amendments to TILA that were adopted through the enactment of the Fair Credit and Charge Card Disclosure Act (which mandates certain disclosures on credit and charge card applications)

•	the Fair Credit Billing Act (which, among other things, regulates the manner in which billing inquiries are handled and specifies certain billing requirements)

•	the Electronic Funds Transfer Act (which regulates disclosures and settlement of transactions for electronic funds transfers including those at ATMs)

•	the Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”) (which prohibits certain acts and practices in connection with consumer credit card accounts)

•	Regulation Z (which was recently amended by the Federal Reserve to extensively revise the open end consumer credit disclosure requirements and to implement the requirements of the CARD Act)

•	federal and state laws and regulations that generally prohibit engaging in unfair and deceptive business practices.

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

Centurion Bank, AEBFSB and our other bank entities are subject to a variety of laws and regulations applicable to financial institutions. Changes in such laws and regulations or in the regulatory application or judicial interpretation thereof could impact the manner in which we conduct our business and the costs of compliance. The regulatory environment in which our Card and lending businesses operate has become increasingly complex and robust. The U.S. Congress and regulators, as well as various consumer advocacy groups, have continued their focus and attention on certain practices of credit card issuers, such as unfair and deceptive business practices, increases in APRs, changes in the terms of the account, and the types and levels of fees and financial charges charged by card issuers for, among other things, late payments, returned checks, payments by telephone, copies of statements and the like. We regularly review and, as appropriate, refine our business practices in light of existing and anticipated developments in laws, regulations and industry trends so we can continue to manage our business prudently and consistent with regulatory requirements and expectations. For information about the recently enacted CARD Act, please see “Privacy and Fair Credit Reporting” within “Supervision and Regulatory- General” below beginning on page 42.

In June 2009, we announced that Centurion Bank and AEBFSB entered into separate settlement agreements with the FDIC and the OTS, respectively. The settlement agreements related to convenience checks used by certain Cardmembers, which were declined as a result of a change in the Cardmember’s risk profile. Among other terms of the settlement agreements, the banks agreed to modify certain practices of their convenience check programs and disclosures and to assist qualifying Cardmembers in the removal of their respective names from any “bad check” registry or similar database and to refund certain amounts to affected Cardmembers.

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

American Express Consumer Travel Network—USA

The American Express Consumer Travel Network—USA provides travel, financial and Cardmember services to consumers through American Express-owned travel service offices, call centers, participating American Express Representatives (independently owned travel agency locations that operate under the American Express brand) and the Consumer Travel Web site. U.S. Consumer Travel has distinguished itself in the luxury marketplace through its Platinum Travel Services and Centurion Travel Services. These services provide programs such as the International Airline Program, which offers special discount fares on certain international first- and business-class tickets, and the Fine Hotels & Resorts program, a luxury hotel program offering room upgrades and value-added amenities. Other premium programs developed by Consumer Travel for Centurion Card and Platinum Card members include the Cruise Privileges Program, Destinations Vacations Program and the Private Jet Services Program. Consumer Travel also provides other value-added programs such as Gold Card Destinations, a collection of travel benefits exclusively for Gold Card members, and Destination Family®, a set of valuable benefits and offers across cruise, tour, hotel, and car rental designed for American Express Card members traveling with families.

In addition, the Consumer Travel business operates a wholesale travel business in the United States through our Travel Impressions subsidiary. (A wholesaler purchases inventory, such as hotel rooms, from suppliers and then resells the services to the customer at retail prices that the wholesaler determines.) Our wholesale travel business manages and operates American Express Vacations, which is sold exclusively through the American Express Consumer Travel Network, and distributes travel packages through other retail travel agents and private label brands for third parties in the United States.

Our Consumer Travel Web site, americanexpress.com/travel, offers a full range of travel rates and discounts on airfares, hotels, car rentals, last-minute deals, cruises and full vacation packages. The Web site offers unique American Express Cardmember benefits such as an American Express Travel Office locator, Travel Specialist finder tools, double Membership Rewards points, and travel planning resources and destination content through the “Local Color” portion of the Web site. In addition, Cardmembers are able to Pay With Points by redeeming Membership Rewards points for some categories of travel through our Web site, as well as through our call centers and Travel Offices. The ability to Pay With Points for travel is unique among our competitors and has been well received by our customers.

Consumer Travel continues to attract agencies to our Representative Network to increase our network footprint in areas where American Express Cardmembers are concentrated. In 2009, 18 new member agencies joined the Representative Network. Key signings included Altour International, one of the largest travel companies in the United States, and National Travel Center in Charleston, West Virginia, a leading travel management company in the region. Furthermore, in 2009, the Representative Network launched a series of new services allowing Representatives to better service Cardmembers and customers. These services include Pay with Points, AgentPort—a Tour and Cruise on-line search engine, and the Hotel Luxury Collection—a value-added hotel program with over 700 properties worldwide. TRS’ travel network of retail travel locations is important in supporting the American Express brand and providing Cardmember servicing throughout the world.

In 2009, we opened a flagship travel service office in Cambridge, Massachusetts, which, in addition to providing service from American Express’ travel agents, offers visitors new services including a Cardmember lounge, concierge services, unique virtual technology and special travel offers and events.

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

The Company continued to bolster its international proprietary Card business through the launch of numerous new or enhanced Card products during 2009. These are Cards that we issue, either on our own or, as further described below, as co-brands with partnering institutions. This past year, among other new proprietary products, we announced or launched Cards with SAS Scandinavian Airlines in Sweden, All Nippon Airways Co., Ltd. in Japan and The Express Rewards Credit CardSM in the United Kingdom. We offer many of the same programs and services in our international proprietary Card-issuing business as we do in our U.S. proprietary issuing business. For example, as in the United States, we offer various flexible payment options similar to our Sign & Travel® program and our Extended Payment Option to Cardmembers in several international markets.

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

As in the United States, rewards programs are a strong driver of Cardmember spending in the international consumer business. We have more than 1,500 redemption partners across our international business, with an average of approximately 84 partners in each country; approximately 30% of these partners are in the travel industry. Cardmembers can redeem their points with more than 40 airlines and over 175 hotels. Our redemption options include travel, retail merchandise, entertainment, shopping and recreation gift certificates, experiences, financial services and charity rewards. In 2009, we continued to enhance our rewards programs in several markets, offering more flexible choices that enable Cardmembers to redeem Membership Rewards points more quickly.

Membership Travel Services International provides premium travel and concierge services to our Platinum and Centurion Customers, through 24 exclusively dedicated call centers in 23 international countries. Additionally, Membership Travel Services operates 16 proprietary Travel Service Offices in Mexico, Italy and Argentina to provide all Cardmembers with travel and general card service assistance. We also provide foreign exchange services in Mexico and Italy. We have taken steps to enhance our capabilities to sell exclusively negotiated benefits and luxury travel packages with preferred suppliers through the Fine Hotels and Resorts Program, American Express Vacations and American Express’s International Airline Program. Our International Airline Program (IAP), which is exclusively available to Platinum Card and Centurion Card members, allows these Card members to receive complimentary companion tickets or a class upgrade when flying on qualifying international flights in business or first class.

We expanded the flexibility of payment for travel and concierge services by allowing International Consumer Cardmembers to use their Membership Rewards points to pay for their travel purchases in 14 international markets.

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

International Proprietary Consumer Card—Regulation

As discussed elsewhere in this Report, regulators in 2009 continued to introduce a variety of proposed reforms to the payments landscape in a number of our key international markets, some of which have already been adopted. We expect this activity to continue in 2010. Regulators continue to consider developments in the United States and other jurisdictions to help inform and guide their policy. While the nature of the proposals vary, a number of markets have been focused on pricing, disclosure and other card practices and we expect this to continue in 2010.

As a consequence, international markets may consider and implement additional card practice regulation in 2010. As we move forward we continue to evaluate our business planning in light of changing market circumstances and the evolving political, economic, regulatory and media environment.

GLOBAL COMMERCIAL SERVICES

In our Global Commercial Services (“GCS”) segment, we provide expense management services to companies and organizations worldwide through Global Commercial Card and Global Travel Services. American Express is a leading global issuer of commercial cards and is also a leading global travel management company for corporations and businesses. During 2009, we added or retained several major Commercial Card clients in the United States and internationally including Affiliated Computer Services, Inc., International Business Machines Corporation, PepsiCo, Inc., Emerson Electric Co., Stryker, Tri-Pen Management Corporation and UPS. Additionally, in 2009, we added or retained several American Express Business Travel clients in the United States and internationally, including International Business Machines Corporation, Rio Tinto Limited, CBS Corporation, Zurich Insurance Company Ltd, and The Nielsen Company.

GCS offers a number of products and services, which include:

•	A comprehensive offering of Corporate Card Programs, such as:

•	Corporate Cards, issued to individuals through a corporate account established by their employer and designed primarily for travel and entertainment (“T&E”) spending

•	Corporate Meeting Cards, which are provided primarily to corporate meeting planners as a tool to help companies control their meeting and event expenses

•	Business Travel Accounts, centrally billed accounts that companies can use to charge their employees’ travel expenses.

•	A suite of Business-to-Business Payment Solutions, including:

•	Corporate Purchasing Card, an account established by corporations to pay for everyday business expenses such as office and computer supplies

•	Payment, which provides fast and efficient payment for large-ticket purchases and permits the processing of large transactions with effective fraud controls

•	Buyer Initiated Payment, an electronic solution for companies looking to automate their payment processes.

•	American Express Business Travel, which helps businesses manage and optimize their travel expenses through a variety of travel-related products, services and solutions.

Global Commercial Card

Global Commercial Card (“GCC”) offers a range of expense management solutions to companies worldwide through our Corporate Card Programs and our Business-to-Business Payment Solutions. The American Express® Corporate Card is a charge card that individuals may obtain through a corporate account established by their employer for business purposes. Through our Corporate Card Program, companies can manage their travel, entertainment and purchasing expenses and improve negotiating leverage with suppliers, among other benefits. We use our direct relationships with merchants to offer Corporate Card clients superior data about company spending, as well as streamlined dispute resolution. We issue local currency Corporate Cards in 41 countries and international dollar/euro Corporate Cards in 84 countries. In addition, we provide Corporate Cards issued through our GNS partner relationships for presence in 31 additional countries.

With the heightened focus on cost containment, many companies increasingly are interested in our Corporate Meeting Card program, which helps businesses control meeting-related expenses. It allows clients to capture meeting spending, to simplify the payment process, and to gain access to data to support negotiations with suppliers.

We also offer a series of Business-to-Business Payment Solutions to help companies manage non-T&E (or B2B) spending. This type of spending by corporations helps to diversify our spend mix beyond travel and entertainment. These solutions provide a variety of benefits to companies including cost savings, process efficiency, improved cash flow and increased visibility, control and security. The Corporate Purchasing Card helps large corporations and mid-sized companies manage their everyday spending. The Corporate Purchasing Card is used to pay for everyday goods and business expenses, such as office supplies, industrial supplies and business equipment in 22 markets around the world.

vPayment allows corporate customers to make payments with enhanced controls, data capture and reconciliation capabilities. vPayment offers companies single-use virtual account numbers. Charges are authorized for a specified amount during a specified amount of time. The solution automates reconciliation; eliminates manual check requests; interfaces easily with enterprise resource planning (ERP), procurement and accounts payable systems; and can be used at one or more stages of the procurement-to-payables process.

Buyer Initiated Payment allows American Express to pay B2B suppliers electronically on behalf of our clients, permitting them to manage payments, extend their own days payable outstanding or float, and increase their cash on hand. Buyer Initiated Payment has been offered first to clients in the United States and will be offered in other markets around the world in 2011. This solution is best suited for mid- to large-sized companies that want to transition rapidly to electronic payments, reduce supplier inquiries, convert paper to electronic payments, and optimize cash flow.

In addition to providing expense management services to large and global corporations, GCC markets Commercial Card programs to middle-market companies (defined in the United States as firms with annual revenues of $10 million to $1 billion worldwide). GCC is focused on continuing to expand its business with mid-sized companies, which represent significant growth opportunities. Businesses of this size often do not have a Commercial Card program. However, once enrolled in a Commercial Card program, mid-sized companies, which usually do not have well-defined purchasing programs, typically put a significant portion of their business spending (both T&E and non-T&E, such as office supplies) on the Commercial Card because they can gain control, savings and employee benefits.

American Express also partners with many other companies around the world to offer a number of co-brand corporate Cards in various markets. These products, typically suited for mid-sized companies, provide savings on everyday business spending and /or air travel. To date, American Express has 15 co-brand partnerships worldwide. These include the two new co-brand corporate cards we added in 2009: the SAS American Express Corporate Card in Denmark, Norway and Sweden and the American Express BP Corporate Card in Australia, a unique card program that allows eligible clients to achieve savings and benefits on fuel expenses and on Qantas air travel. GCC offers the Savings at Work® Program to mid-sized companies in the United States, as well as similar programs globally, which provides companies with cash back and/or discounted pricing on everyday business products and services, such as car rentals, hotels, restaurants and courier services. Corporate Cardmembers can also take advantage of our Membership Rewards program to redeem points for air travel and hotel stays, as well as shopping, home, and recreation items. Membership Rewards is a powerful tool for encouraging Card usage and corporate policy compliance—leading to greater control and savings.

GCC offers American Express @ Work®, a secure, web-based suite of online tools that enables clients to manage their Corporate Card, Corporate Purchasing Card, BTA and Corporate Meeting Card programs on a 24/7 basis through a single user interface. American Express @ Work provides authorized client representatives online access to global management information to help them gain visibility into their spending patterns, as well as the ability to make changes to their program or Commercial Card accounts. American Express @ Work also feeds data to automated expense reporting solutions and includes reconciliation tools that together allow clients to enforce program compliance and effectively integrate spending information with their internal accounting systems. This suite of online tools assists companies in managing expenses more efficiently than offline alternatives, thereby decreasing both the direct and indirect costs associated with maintaining accounts and ensuring program compliance.

Global Commercial Card—Competition

In the current economic environment, the interest in expense management tools is particularly strong, as clients aim to capture data, analyze trends and make decisions that enhance their cash flow and profitability. Both Visa and MasterCard continue to support card issuers such as U.S. Bank, JPMorgan Chase, and Citibank to build and support data collection and reporting necessary to satisfy customer requirements. Commercial card issuers have increasingly acquired niche technology offerings to enhance data capture capabilities and reporting functionality. Global servicing, data quality, technological functionality and simplicity, and customer experience are among the key competitive factors in the commercial card business.

Global Commercial Card—Regulation

The Global Commercial Card business, which engages in the extension of commercial credit, is subject to more limited regulation than our consumer lending business. In the United States, we are subject to certain of the federal and state laws applicable to our consumer lending business, including the Equal Credit Opportunity Act, the FCRA (as amended by the FACT Act), as well laws that generally prohibit engaging in unfair and deceptive business practices. (For a discussion of this legislation, see “Card-Issuing Business—Regulation”.) We are also subject to certain state laws that regulate fees and charges on our products. Additionally, as a global business, we are subject to U.S. state data security and breach notification laws and regulations, as well as significant data protection laws in the European Union and many foreign countries in which we operate. We are also subject to bankruptcy and debtor relief laws that can affect our ability to collect amounts owed to us. As discussed above, along with the rest of our business, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. (For a discussion of this legislation and its effect on our business, see “Supervision & Regulation—General” within “Corporate & Other” below.)

Global Travel Services

Global Travel Services (“GTS”) consists of American Express Business Travel and Global Foreign Exchange Services. American Express Business Travel (“Business Travel”) provides globally integrated solutions, both online and offline, to help organizations manage and optimize their travel investments and service their traveling employees. These solutions include travel reservation advice and transaction processing through a global network that is available 24 hours per day; travel expense management policy consultation; meeting management, supplier negotiation and consultation; advisory services; management information reporting, data analysis and benchmarking; and group and incentive travel services.

In 2009, we announced, with Maritz Travel, the launch of MaXvantageSM, an alliance to provide end-to-end strategic meetings management services to support a business’ entire meeting, event and incentive travel portfolio. We have also launched the CXO Planning Dashboard, which is designed to help senior-level executives make informed, targeted decisions that support revenue generating activities within cost reduction parameters. We also introduced new online initiatives from Business Travel designed to provide companies with enhanced services and increased efficiencies. We continue to update our economic model and invest in new products, services and technologies to enhance the value that we deliver to our customers and address ongoing travel industry challenges and opportunities. For example, we have substantially reduced our reliance on commission revenues from suppliers (such as airlines or hotels), and now generate revenues primarily from customers who pay for the services that we provide.

These services include solutions designed to provide our clients with savings, control, services and traveler care. For example, we offer customers savings and benefits through the Preferred ExtraSM supplier value programs and advisory services, which provide preferred supplier rates and consulting solutions in all areas of travel and entertainment expense management.

In 2009, we further developed our comprehensive cost-saving travel management offerings, including products such as Recession-Proof Your Travel Investment, a proprietary methodology that allows us to make travel program recommendations to maximize returns. We also established virtual meetings eXpert, an online / offline solution that aggregates both public and private telepresence inventory, makes it accessible to companies so they have a broader pool of virtual meeting options, and delivers the methodology and intelligence necessary to guide travelers to make informed decisions about traveling and potential alternatives. Additionally, we established eXpert insights, a new line that enables clients to benefit from the collective knowledge of numerous consultants and years of travel management experience, as well as gain access to our data repository, through a series of in-depth research reports. We also launched small meetings eXpert, a new online meetings marketplace that reinvents the way users plan and book meetings with fewer than 50 attendees and delivers real-time connection to browse content, compare rates and book guest rooms, meeting space, catering and audio visual equipment. Finally, we grew www.businesstravelconneXion.com, our online community for business travel, to nearly 8,000 members.

Business Travel has moved many of its business processes and customer servicing online. In the United States, more than 50% of all Business Travel transactions continue to be processed online. In addition, the volume of online transactions is growing in other markets around the world.

Global Foreign Exchange Services (“GFES”) consists of retail and wholesale foreign exchange services and FX International Payments. Other than in Australia and Singapore, where we operate foreign exchange offices in city locations, we concentrate our retail foreign exchange business in key international airports, for example at London Heathrow in the United Kingdom, Barajas Madrid in Spain and Changi Airport in Singapore. For corporate clients, our FX International Payments online product allows companies and financial institutions to make cross-border payments in major foreign currencies at competitive exchange rates.

In 2009, we secured agreements to operate on an exclusive basis at Edinburgh airport in the United Kingdom. We also launched in 2009 our FX International Payments business in New Zealand and increased the global portfolio of active customers to over 10,000 by signing in excess of 2,500 new corporate clients, including 37 financial institutions in the United States.

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

For many years, travel management companies have faced pressure on revenues from airlines, as most carriers have stopped paying “base” commissions to travel agents for tickets sold and significantly reduced other forms of travel agent compensation. Carriers have also increased the number of transactions they book directly through their Web sites and other means. These trends have reduced the revenue opportunities for travel management companies because they do not receive distribution revenue from directly booked transactions. In recent years, the airline industry has undergone bankruptcies, restructurings, consolidations and other similar events including expanded grants of antitrust immunity to airline alliances. This immunity enables airlines to closely coordinate their international operations and to launch highly integrated joint ventures in transatlantic and other markets. These types of structural changes may result in additional challenges to travel management companies. For additional information concerning these issues, please see “Risk Factors—We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business” on page 78 below.

Overall, intense competition among travel management companies, the ongoing trends of increasing direct sales by airlines, the rise of low-cost carriers and ongoing reductions in or elimination of airline commissions and fees, continue to put pressure on revenue for travel agents.

Over the last few years we have evolved our business model allowing us to charge customers for the services we provide and the value we create, and restructured our expense base through the rationalization of our call center locations and the transitioning of many of our services online. This restructuring, as well as our global presence, has helped us to balance these revenue pressures. We continue to look for new ways to enhance the value we deliver for our customers both online and offline. Additionally, we are focusing on developing new and innovative products, services and technologies, which enhance the value we deliver to our customers and suppliers and address ongoing travel industry challenges and opportunities.

CORPORATE & OTHER

Corporate & Other consists of corporate functions and auxiliary businesses, including the Company’s publishing business, Travelers Cheques and other prepaid products, as well as other company operations. We also discuss information relevant to the Company as a whole in this section.

Global Prepaid

We have been in the business of issuing and selling travelers checks since 1891. We sell the American Express® Travelers Cheque (“Travelers Cheque” or “Cheque”) as a safe and convenient alternative to cash. Travelers Cheques are currently available in U.S. dollars and four foreign currencies, including Euros. We also issue and sell other forms of paper travelers checks, including American Express® Gift Cheques, which are available in U.S. and Canadian dollars. Sales of Travelers Cheques continued to decline in 2009.

In addition to travelers checks, Global Prepaid also offers prepaid gift cards in the United States and Canada, including the American Express® Gift Card, which can be used in the United States and Canada at merchants that accept American Express Cards. On September 30, 2009, American Express announced that it had eliminated all monthly fees on its gift cards, becoming the first “open system” gift card (i.e., a gift card that can be used at multiple unaffiliated sellers of goods or services) to do so. Sales of gift cards continued to rise in

2009, reflecting the growing popularity of these products and our efforts to increase buying convenience for customers. Global Prepaid also offers a variety of incentive prepaid cards, such as prepaid rebate and reward card products.

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

During 2009, we solidified our position as the largest gift card issuer in the United States by signing or renewing distribution deals with a number of large partners, including Simon Malls and General Growth Properties, and we continue to expand the network of retail locations at which our gift card products are sold.

Global Prepaid—Competition

Travelers Cheques compete with a wide variety of financial payment products including cash, foreign currency, checks, other brands of travelers checks, debit, prepaid and ATM cards and, in some circumstances, other payment cards. Our prepaid cards compete with the same payment methods, and in particular, with cash, checks and other open-system and store-specific gift cards.

The principal competitive factors affecting the travelers check and prepaid card industry are:

•	the number and location of merchants willing to accept the form of payment

•	the availability to the consumer of other forms of payment

•	the amount of fees charged to the consumer

•	the compensation paid to, and frequency of settlement by, selling outlets

•	the accessibility of sales and refunds for the products

•	the success of marketing and promotional campaigns

•	the ability to service the customer satisfactorily, including for lost or stolen instruments.

Global Prepaid—Regulation

As an issuer of travelers checks, we are regulated in the United States under the “money transmitter” or “sale of check” laws in effect in most states. These laws require travelers check (and, where applicable, prepaid card) issuers to obtain licenses, to meet certain safety and soundness criteria, to hold outstanding proceeds of sale in highly rated and secure investments, and to provide detailed reports. We invest the proceeds from sales of our Travelers Cheques and prepaid cards in accordance with applicable law, predominantly in highly rated debt securities consisting primarily of intermediate- and long-term federal, state and municipal obligations. Many states examine licensees annually. In addition, federal anti-money laundering regulations require, among other things, the registration of traveler check issuers as “Money Service Businesses” and compliance with anti-money laundering recordkeeping and reporting requirements by issuers and selling outlets. At this time, stored value issuers and redeemers, while considered to be “Money Service Businesses,” are not required to register under these regulations. Outside the United States, there are varying licensing and anti-money laundering requirements, including some that are similar to those in the United States.

Travelers check issuers are required by the laws of many states to comply with state unclaimed and abandoned property laws under which such issuers must pay to states the face amount of any travelers check that is uncashed or unredeemed after 15 years. The abandoned property laws of numerous states also apply to prepaid cards in a variety of ways.

In May 2009, the CARD Act amended provisions of the Electronic Funds Transfer Act to impose new restrictions on the terms of gift cards and certain other prepaid cards, including restrictions on the fees that may be charged, expiration dates, and consumer disclosures. Under the CARD Act, the Federal Reserve must promulgate regulations to implements its gift card provisions, which regulations will become effective in August 2010. In addition, a number of states have also enacted laws pertaining to the issuance and the sale of gift cards. We continue to monitor state legislative activity restricting the terms of gift cards. In certain states where regulation continues to restrict fees and has made it unprofitable for us to offer gift cards, we have limited or withdrawn from selling these cards.

American Express Publishing

Through American Express Publishing, we publish luxury lifestyle magazines such as Travel + Leisure®, Food & Wine® and Departures®; travel resources such as SkyGuide®; business resources such as the American Express Appointment Book and SkyGuide Executive Travel, a business traveler supplement; a variety of general interest, cooking, travel, wine, financial and time management books; branded membership services; a growing roster of international magazine editions; as well as directly sold and licensed products. American Express Publishing also has a custom publishing group and is expanding its service-driven Web sites such as: travelandleisure.com, foodandwine.com, departures.com, tlgolf.com, tlfamily.com and eskyguide.com. We have an agreement with Time Inc. under which it manages our publishing business, and we share profits relating to this business.

Global Services Group

As part of the organizational changes announced in October 2009, management created a new Global Services organization to heighten the company’s focus on customer service and to ensure all business operations are managed as effectively and efficiently as possible. We are organizing support functions by process rather than business unit, which the Company expects will streamline costs, reduce duplication of work, better integrate skills and expertise, and improve customer service.

Global Services is comprised principally of the following divisions:

World Service

We have consolidated our U.S. and International service organizations for the first time. Our customer service units have worked over a number of years to ensure outstanding service to customers, while at the same time improving operating margins. As mentioned earlier in this Report, J.D. Power and Associates released its annual nationwide credit card satisfaction study and ranked American Express highest in overall satisfaction among 21 of the largest card issuers in the United States for the third consecutive year.

Global Business Services

The Global Business Services division is principally comprised of procurement, real estate, human resources processing and financial processing. By consolidating these internal process-driven activities, we will seek to simplify and standardize processes for increased quality, efficiency and cost savings.

Corporate Development

The Corporate Development Group is responsible for supporting AXP growth and profitability by working with our business units to identify and execute on acquisitions, investments, joint ventures, partnerships and divestitures.

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

We continue to leverage the Internet to lower costs, improve service quality and enhance our business model. During 2009, we continued to broaden our focus to use the Internet to drive revenue and build our brand, while continuing to migrate transaction volumes at lower costs. We also continue to have more online customer service interactions in the United States than we do by telephone or in person.

As of year-end, customers had enrolled approximately 26 million Cards globally in our “Manage Your Card Account” service. This service enables Cardmembers to review and pay their American Express bills electronically, view and service their Membership Rewards program accounts and conduct various other functions quickly and securely online. We now have an online presence in 23 markets around the world, including the United Kingdom, Australia, Italy, France, Mexico and Japan.

We continue to devote substantial resources to our technology platform to ensure the highest level of data integrity, security and privacy. In 2006, we and several other payment card networks formed PCI SSC, an independent standards-setting organization to manage the evolution of technical data security standards. In 2009, we became an owner-member of EMVCo, the standards body that manages, maintains, and enhances specifications for chip-based payment cards and acceptance devices, including point-of-sale terminals. (For a discussion of these organizations, see the “Global Merchant Services” section above.)

In 2002, we outsourced most of our technology infrastructure management and support to IBM. The various arrangements covered under our agreement with IBM range in term from 8 to 12 years, with certain rights to extend. This arrangement currently enables us to benefit from IBM’s expertise while lowering our information technology costs. IBM is currently responsible for managing most of our day-to-day technology infrastructure functions, including most of our mainframe and midrange computing systems; Web hosting; database administration; and a portion of our help desk services function. We also outsource other technology infrastructure functions to other third-party service providers. Our internal IT organization continues to retain the Company’s key technology competencies, including information technology strategy, information security, managing strategic relationships with technologies’ partners, data center operations, developing and maintaining applications and databases and managing the technology portfolios of our businesses.

Enterprise Growth

As part of the organizational changes, we also are creating a new Enterprise Growth group to leverage existing assets, generate incremental fee revenue and drive our entry into new payment areas and related businesses. The objective for the Enterprise Growth organization is to develop opportunities for growth that transcend individual businesses that take advantage of some of the new technological trends that are emerging across the payments industry.

Consistent with our focus on new payments areas, on January 15, 2010, we purchased Revolution Money Inc., a provider of secure person-to-person payment services through an internet based platform, for approximately $300 million. Revolution Money’s online person-to-person payment accounts are FDIC insured and suited for social and instant messaging networks. Additionally, Revolution Money offers the RevolutionCard, a general-use PIN-based card with enhanced security; no name or account number appears on the card and transactions are processed using PIN numbers. We believe Revolution Money’s assets and expertise complement not only our existing payments and processing capabilities, but also provide us with innovative technology and expertise that can help extend our leadership beyond the traditional payments arena.

Fee Services

Our existing businesses, as well as our Enterprise Growth Group, are tasked with developing new fee-generating products and services by leveraging our Blue Box resources. Two recently introduced examples of these services from our existing businesses in other segments include:

•

Business Insights, a new business that incorporates analytics and consulting to assist merchants with identifying new trends, enabling product innovation, expanding geographically, and improving the effectiveness of their marketing

•	LoyaltyEdgeSM, a new business line that will assist partners with developing, operating, and improving their own loyalty programs, which includes Delta Airlines as the first customer.

Supervision and Regulation—General

Overview

American Express Company and TRS are bank holding companies under the BHC Act and have elected to be treated as financial holding companies under the BHC Act. As a bank holding company under the BHC Act, the Company is subject to supervision and examination by the Federal Reserve. Under the system of “functional regulation” established under the BHC Act, the Federal Reserve supervises the Company, including all of its nonbank subsidiaries, as an “umbrella regulator” of the consolidated organization and generally defers to the primary U.S. regulators of the Company’s U.S. depository institution subsidiaries, as applicable, and to the other U.S. regulators of the Company’s U.S. non-depository institution subsidiaries that regulate certain activities of those subsidiaries, such as insurance companies regulated by state insurance authorities.

Many aspects of our business are also subject to rigorous regulation by other U.S. federal and state regulatory agencies and securities exchanges and by non-U.S. government agencies or regulatory bodies and securities exchanges. Certain of our public disclosure, internal control environment and corporate governance principles are subject to the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”) and related regulations and rules of the SEC and the New York Stock Exchange, Inc. As a global financial institution, to the extent that different regulatory systems impose overlapping or inconsistent requirements on the conduct of our business, we face complexity and additional costs in our compliance efforts.

New laws or regulations or changes to existing laws and regulations (including changes in interpretation or enforcement) could materially adversely affect our financial condition or results of operations. More specifically, severe market disruptions in 2008 have led to numerous proposals in the United States and internationally for potentially significant changes in the regulation of the financial services industry. Please see “Risk Factors—Proposed legislative and regulatory reforms could, if enacted or adopted, result in our business becoming subject to significant and extensive additional regulations, which could adversely affect our results of operations and financial condition” on pages 70-71 for a further discussion of some of these proposals and their potential impact on our results of operations and financial condition.

Banking Regulation

Federal and state banking laws, regulations and policies extensively regulate the Company, TRS, Centurion Bank and AEBFSB, including prescribing standards relating to capital, earnings, liquidity, dividends, the repurchase or redemption of shares, loans or extension of credit to affiliates and insiders, internal controls, information systems, internal audit systems, loan documentation, credit underwriting, asset growth and impaired assets. Such laws and regulations are intended primarily for the protection of depositors, other customers and the federal deposit insurance funds, as well as to minimize systemic risk, and not for the protection of holders of our securities. Bank regulatory agencies have broad examination and enforcement power over bank holding companies and their subsidiaries, including the power to impose substantial fines, limit dividends, restrict operations and acquisitions and require divestitures. Bank holding companies and banks, as well as subsidiaries of both, are prohibited by law from engaging in practices that the relevant regulatory authority deems unsafe or unsound.

Financial Holding Company Status and Activities

The BHC Act limits the nonbanking activities of bank holding companies. Unless a bank holding company has qualified as a “financial holding company,” its nonbanking activities are restricted to those “so closely related to banking as to be a proper incident thereto.” An eligible bank holding company may elect to be a financial holding company, which is authorized to engage in a broader range of financial activities. A financial holding company may engage in any activity that has been determined by rule or order to be financial in nature, incidental to such financial activity, or (with prior Federal Reserve approval) complementary to a financial activity and that does not pose a substantial risk to the safety or soundness of a depository institution or to the financial system generally. American Express engages in various activities permissible only for a bank holding company that has elected to be treated as a financial holding company, including in particular providing travel agency services, acting as a finder and certain insurance underwriting and agency services.

For a bank holding company to be eligible for financial holding company status, all of its subsidiary U.S. depository institutions must be “well capitalized” and “well managed” and have received at least a satisfactory rating on its most recent Community Reinvestment Act of 1977 (the “CRA”) review. If, after becoming a financial holding company and undertaking activities in reliance on such qualification, the company fails to continue to meet applicable capital or managerial standards for financial holding company status, the company must enter into an agreement with the Federal Reserve to comply with applicable capital and managerial standards. Moreover, until all relevant conditions are satisfied, the Company, its subsidiaries and affiliates may not, without the Federal Reserve’s prior approval, commence any additional activities, or acquire control or shares of any company, in reliance on the Company’s status as a financial holding company, and the Company must comply with any additional limitations that the Federal Reserve imposes. If the company does not return to compliance within 180 days, the Federal Reserve may order the company to divest its subsidiary U.S. depository institutions or the company may discontinue or divest investments in companies engaged in activities permissible only for a bank holding company that has elected to be treated as a financial holding company. If any subsidiary U.S. depository institution fails to maintain a satisfactory rating under the CRA, American Express would be subject to substantially the same restrictions on activities and acquisitions as set forth above.

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

The Change in Bank Control Act prohibits a person, entity, or group of persons or entities acting in concert, from acquiring “control” of a bank holding company such as the Company unless the Federal Reserve has been given prior notice and has not objected to the transaction. Under Federal Reserve regulations, the acquisition of 10% or more of a class of voting stock of the Company would create a rebuttable presumption of acquisition of control of the Company under certain circumstances.

In addition, any company is required to obtain the approval of the Federal Reserve under the BHC Act before acquiring control of the Company, which, among other things, includes the acquisition of ownership of or control over 25% or more of any class of voting securities of the Company or the power to exercise a “controlling influence” over the Company. In the case of an acquirer that is a bank or bank holding company, the BHC Act requires approval of the Federal Reserve for the acquisition of ownership or control of any voting securities of the Company, if the acquisition results in the bank or bank holding company controlling more than 5% of the outstanding shares of any class of voting securities of the Company.

Source of Strength

Under Federal Reserve policy, the Company is expected to act as a source of strength to Centurion Bank and to commit capital and financial resources to support it. Such support may be required by the Federal Reserve at times when, absent Federal Reserve policy, we otherwise might determine not to provide it. Capital loans by a bank holding company to any of its subsidiary banks are subordinate in right of payment to deposits and to certain other indebtedness of such subsidiary banks. In the event of a bank holding company’s bankruptcy, any commitment by the bank holding company to a federal bank regulator to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Capital Adequacy

The Company, TRS, Centurion Bank and AEBFSB are required to comply with the applicable capital adequacy standards established by the federal banking regulators. There are two risk-based measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve, as well as a leverage measure.

The Company currently calculates its risk-based capital ratios under guidelines adopted by the Federal Reserve, based on the 1998 Capital Accord (“Basel I”) of the Basel Committee on Banking Supervision (the “Basel Committee”). The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in credit and market risk profiles among banks and financial holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

Under Basel I, as adopted by the applicable federal bank regulatory agencies, the minimum guideline for the ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of the total capital must be composed of Tier 1 capital, which includes common equity, undivided profits, minority interests in the equity accounts of consolidated subsidiaries (including, for bank holding companies but not banks, trust preferred securities), non-cumulative perpetual preferred stock and for bank holding companies (but not banks) a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets. Tier 2 capital may consist of, among other things, qualifying subordinated debt, mandatorily convertible debt securities, other preferred stock and trust preferred securities and a limited amount of the allowance for loan losses. Non-cumulative perpetual preferred stock, trust preferred securities and other so-called “restricted core capital elements” are generally limited to 25% of Tier 1 capital. The minimum guideline for the ratio of Tier 1 capital to risk weighted assets is 4%.

In June 2004, the Basel Committee published new international guidelines for determining regulatory capital (“Basel II”). In December 2007, the U.S. bank regulatory agencies jointly adopted a final rule based on Basel II. The Company, Centurion Bank and AEBFSB are required now to transition to the Basel II-based guidelines, absent a waiver. The final rule provides for a series of three transitional periods during which the Company must calculate its risk-based capital ratios under both the Basel I-based guidelines and the new Basel II-based guidelines, with the minimum capital requirements during the transitional periods being the greater of the required capital as calculated under the final rule and a designated percentage of required capital as calculated under Basel I. Prior to beginning the three transitional periods, we must complete a satisfactory parallel-run period of no less than four consecutive calendar quarters during which we will be required to confidentially report regulatory capital under both the Basel I and Basel II regulations. Under the final rule, we must adopt a board of directors-approved implementation plan for Basel II and begin the first transitional period for capital calculation under the final rule no later than January 1, 2013, unless this time is extended by the Federal Reserve.

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

As a supervisory matter, federal bank regulatory agencies expect most bank holding companies, and in particular larger bank holding companies such as the Company, to maintain regulatory capital ratios that, at a minimum, qualify a bank holding company and its depository institution subsidiaries as “well capitalized.” The required ratios to qualify as well capitalized are a total risk-based capital ratio of at least 10%, a Tier 1 risk-based capital ratio of at least 6% and a leverage ratio of at least 5%. Following the recent financial crisis, the federal bank regulatory agencies have encouraged larger bank holding companies to maintain capital ratios appreciably above even the well-capitalized standard. Moreover, the Federal Reserve is focusing more on the regulatory requirement that common equity be the “predominant” element of Tier 1 capital. In addition, the Federal Reserve has assessed the capital adequacy of the country’s 19 largest bank holding companies, including the Company, under a so-called “stress test” relating primarily to loan quality.

For information regarding our capital ratios, please see “Consolidated Capital Resources and Liquidity” on pages 39-40 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

Proposed Capital and Liquidity Requirements

In December 2009, the Basel Committee issued two consultative documents proposing reforms to bank capital and liquidity regulation. The Basel Committee’s capital proposals would significantly revise the definitions of Tier 1 capital and Tier 2 capital. Among other things, they would: (i) re-emphasize that common equity is the “predominant” component of Tier 1 capital by (a) adding a minimum common equity to risk-weighted assets ratio, with the ratio itself to be determined based on the outcome of an impact study that the Basel Committee is conducting, and (b) requiring that goodwill, general intangibles and certain other items that currently must be deducted from Tier 1 capital instead be deducted from common equity as a component of Tier 1 capital; (ii) disqualify innovative capital instruments – including U.S.-style trust preferred securities and other instruments that effectively pay cumulative dividends – from Tier 1 capital status; (iii) strengthen the risk coverage of the capital framework, particularly with respect to counterparty credit risk exposures arising from derivatives, repos and securities financing activities; (iv) introduce a leverage ratio requirement as an international standard; and (v) implement measures to promote the build-up of capital buffers in good times that can be drawn upon during periods of stress, introducing a countercyclical component designed to address the concern that existing capital requirements are procyclical – that is, they encourage reducing capital buffers in good times, when capital could more easily be raised, and increasing capital buffers in times of distress, when access to capital markets may be limited or they may effectively be closed. The capital proposals do not specify a percentage for the new ratio of common equity to risk-weighted assets or changes in the current minimum Tier 1 capital and total capital risk-based capital requirements, which currently are 4% and 8%, respectively. Instead, they state that the minimum percentage requirements for the new ratio of common equity to risk-weighted assets and the other capital ratios—including Tier 1 capital to risk-weighted assets, total capital to risk-weighted assets and the new leverage ratio—will be included in a “fully calibrated, comprehensive set” of capital and liquidity proposals to be released by December 31, 2010. Independently, in September 2009, the Department of the Treasury issued a policy statement titled “Principles for Reforming the U.S. and International Regulatory Capital Framework for Banking Firms” setting forth core principles intended to address many of the same substantive items as the Basel Committee capital proposals and specifically calling for increased capital requirements for financial institutions, and “substantially heightened” capital requirements for large financial institutions.

If implemented, the Basel Committee’s liquidity proposals, although apparently similar in many respects to tests historically applied by banking organizations and regulators for management and supervisory purposes, would for the first time be formulaic and required by regulation. They would impose two measures of liquidity risk exposure, one based on a 30-day time horizon and the other addressing longer-term structural liquidity mismatches over a one-year time period.

The Basel Committee indicated that it expects final provisions responsive to the proposals to be implemented by December 31, 2012. Ultimate implementation in individual countries, including the United States, is subject to the discretion of the bank regulators in those countries. The Basel Committee’s final proposals may differ from the proposals released in December 2009, and the regulations and guidelines adopted by regulatory authorities having jurisdiction over the Company and our subsidiaries may differ from the final accord of the Basel Committee. Moreover, although some aspects of the Basel Committee proposals were quite specific (e.g., the definition of the components of capital), others were merely conceptual (e.g., the description of the leverage test) and others not specifically addressed (e.g., the minimum percentages for required capital ratios). We are not able to predict at this time the content of guidelines or regulations that will ultimately be adopted by regulatory agencies having authority over the Company and our subsidiaries or the impact of changes in capital and liquidity regulation upon us. However, a requirement that the Company and our depository institution subsidiaries maintain more capital, with common equity as a more predominant component, or manage the configuration of their assets and liabilities in order to comply with formulaic liquidity requirements, could significantly impact our return on equity, financial condition, operations, capital position and ability to pursue business opportunities.

Prompt Corrective Action

The FDIA requires, among other things, that federal banking regulators take prompt corrective action in respect of FDIC-insured depository institutions that do not meet minimum capital requirements. The FDIA specifies five capital tiers: “well capitalized,” “adequately capitalized,” “undercapitalized,” “significantly undercapitalized,” and “critically undercapitalized.” A depository institution’s capital tier will depend upon how its capital levels compare to various relevant capital measures and certain other factors, as established by regulation. A bank may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating. Once an institution becomes “undercapitalized,” the FDIA imposes progressively more restrictive constraints on operations, management and capital distributions, depending on the capital category in which an institution is classified. A depository institution that is not well capitalized is also subject to certain limitations on brokered deposits and Certificate of Deposit Account Registry Service deposits. The vast majority of the Company’s U.S. retail deposits have to date been raised through broker channels. For a description of our deposit programs, please see “Deposit Programs” beginning on page 23 above and “Deposit Programs” on page 42 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Dividends

The Company and TRS as well as Centurion Bank and AEBFSB are limited by banking statutes and regulations in their ability to pay dividends. In general, federal and applicable state bank laws prohibit, without first obtaining regulatory approval, insured depository institutions, such as Centurion Bank and AEBFSB, from making dividend distributions if such distributions are not paid out of available recent earnings or would cause the institution to fail to meet capital adequacy standards. In addition to specific limitations on the dividends that subsidiary banks can pay to their holding companies, federal regulators could prohibit a dividend that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

It is Federal Reserve policy that bank holding companies should generally pay to common shareholders dividends on common stock only out of net income available to common shareholders over the past year and only if the prospective rate of earnings retention appears consistent with the organization’s current and expected future capital needs, asset quality, and overall financial condition. Moreover, bank holding companies should not maintain dividend levels that place undue pressure on the capital of depository institution subsidiaries or that may undermine the bank holding company’s ability to be a source of strength to its banking subsidiaries. The Federal Reserve could prohibit a dividend by the Company or TRS that would constitute an unsafe or unsound banking practice in light of the financial condition of the banking organization.

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

FDIC Insurance Assessments

Centurion Bank and AEBFSB accept deposits, and those deposits are insured by the FDIC up to the applicable limits. The FDIC’s deposit insurance fund is funded by assessments on insured depository institutions, which depend on the risk category of an institution and the amount of insured deposits that the institution holds. The FDIC may increase or decrease the assessment rate schedule on a semi-annual basis. Furthermore, assessment rates are subject to adjustments based upon the insured depository institution’s ratio of (1) long-term unsecured debt to domestic deposits, (2) secured liabilities to domestic deposits, and (3) brokered deposits to domestic deposits (if greater than 10%).

As part of its efforts to rebuild the deposit insurance fund, the FDIC adopted a rule imposing a special assessment of five basis points on each FDIC-insured depository institution’s assets, minus its Tier 1 capital, as of June 30, 2009. This special assessment was collected on September 30, 2009. Additionally, also as part of its efforts to rebuild the deposit insurance fund, the FDIC required insured depository institutions, including Centurion Bank and AEBFSB, to prepay their estimated assessments for all of 2010, 2011 and 2012 on December 30, 2009. The prepaid assessment amount for our insured depository institution subsidiaries totaled approximately $95.2 million, $6.7 million of which was recorded as an expense for income statement purposes in 2009 and $88.5 million of which was recorded as a prepaid expense for balance sheet purposes as of December 31, 2009. Also as part of its efforts to rebuild the deposit insurance fund, the FDIC recently adopted a rule implementing a uniform increase of three basis points for assessment rates, effective January 1, 2011.

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

FDIC Powers upon Insolvency of Insured Depository Institutions

If the FDIC is appointed the conservator or receiver of an insured depository institution, such as Centurion Bank or AEBFSB, upon its insolvency or in certain other events, the FDIC has the power: (1) to transfer any of the depository institution’s assets and liabilities to a new obligor without the approval of the depository institution’s creditors; (2) to enforce the terms of the depository institution’s contracts pursuant to their terms; or (3) to repudiate or disaffirm any contract or lease to which the depository institution is a party, the performance of which is determined by the FDIC to be burdensome and the disaffirmation or repudiation of which is determined by the FDIC to promote the orderly administration of the depository institution.

In addition, under federal law, the claims of holders of U.S. deposit liabilities and certain claims for administrative expenses against an insured depository institution would be afforded a priority over other general unsecured claims against the institution, including claims of debt holders of the institution and depositors in non-U.S. offices, in the liquidation or other resolution of the institution by a receiver. As a result, whether or not the FDIC ever sought to repudiate any debt obligations of Centurion Bank or AEBFSB, the debt holders would be treated differently from, and could receive substantially less, if anything, than the depositors in U.S. offices of the depository institution.

Cross-Guarantee Provisions

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

Community Reinvestment Act

Centurion Bank and AEBFSB are subject to the provisions of the Community Reinvestment Act (“CRA”). Under the terms of the CRA, the primary federal regulator of a depository institution is required, in connection with its examination of the depository institution, to assess such depository institution’s record in meeting the credit needs of the communities served by that depository institution, including low- and moderate-income neighborhoods. Furthermore, such assessment is also required of any depository institution that has applied to, among other things, merge or consolidate with or acquire the assets or assume the liabilities of a federally regulated financial institution or to open or relocate a branch office. In the case of a bank holding company applying for approval to acquire a bank or bank holding company, the Federal Reserve will assess the record of each subsidiary depository institution of the applicant bank holding company in considering the application. In addition, as discussed previously, the failure of the Company’s subsidiary depository institutions to maintain satisfactory CRA ratings could result in restrictions on the Company’s and TRS’ ability to engage in activities in reliance on financial holding company authority.

Privacy and Fair Credit Reporting

We use information about our customers to develop and make available relevant, personalized products and services. Certain customers are given choices about how we use and disclose their information, and we give them notice regarding the measures we take to safeguard this information. Regulatory activity in the areas of privacy and data security continues to increase worldwide, spurred by advancements in technology and related concerns about the rapid and widespread dissemination and use of information. As noted above, as part of our efforts to enhance payment account data security, in 2006, we and several other payment card networks formed PCI SSC, an independent standards-setting organization to manage the evolution of the PCI Data Security Standard, which helps organizations that process card payments to prevent credit/charge card security breaches and fraud through increased controls around data and its exposure to compromise.

The Gramm-Leach-Bliley Act (“GLBA”) became effective on July 1, 2001. GLBA requires consumer notice of a financial institution’s privacy policies and practices and affords customers the right to “opt out” of the institution’s disclosure of their personal financial information to unaffiliated third parties (with limited exceptions). This legislation does not preempt state laws that afford greater privacy protections to consumers, and several states have adopted such legislation. For example, in 2003 California enacted that state’s Financial Information Privacy Act. As noted elsewhere in this Report, we are also subject to the FCRA, which, among other things, places restrictions (with limited exceptions) on the sharing and use of certain personal financial information of our customers with and by our affiliates.

In addition, various federal banking regulatory agencies, and as many as 45 states, the District of Columbia, Puerto Rico, and the Virgin Islands, have enacted security breach laws and regulations, requiring varying levels of consumer notification in the event of a security breach. Data breach laws are also becoming more prevalent in other parts of the world where we operate, including Japan, Mexico and Germany. In many countries that have yet to impose automatic data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data breaches.

Beyond these data breach laws, a growing number of states, including Massachusetts and Nevada, have adopted broad-ranging data security regulations regarding the protection of customer and employee data that could result in higher compliance and technology costs for the Company. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to, among other things, take the necessary technical and organizational measures to protect personal data.

We continue our efforts to safeguard the data entrusted to us in accordance with applicable law and our internal data protection policies, including taking steps to reduce the potential for identity theft, while seeking to collect and use data properly to achieve our business objectives.

In May 2009, the CARD Act was enacted to prohibit certain practices for consumer credit card accounts. The CARD Act, among other requirements, prohibits issuers from treating a payment as late for any purpose, including increasing the annual percentage rate or imposing a fee, unless a consumer has been provided a “reasonable amount of time” to make the payment. It also requires issuers to apply payment amounts in excess of the minimum payment first to the balance with the highest APR and then to balances with lower APRs. In addition, the Act prohibits an issuer from increasing the APR on outstanding balances, except in limited circumstances such as when a promotional rate expires, a variable rate adjusts, or an account is seriously delinquent or completes a workout arrangement. These requirements became effective on February 22, 2010.

Also, beginning on February 22, 2010, issuers must maintain reasonable written policies to consider a consumer’s income or assets and current obligations prior to opening an account or increasing a credit line. This may require adjustments to our account opening decisioning and line increase decisioning processes. This is not expected to have any significant impact on these decisions – if anything it could result in fewer applications for new accounts being accepted or fewer requests for line increases being approved. In addition, applicants for new accounts who are under the age of 21 must demonstrate an independent ability to make the required minimum periodic payments. This may decrease the number of applications that are approved for applicants under the age of 21.

The Act also requires that penalty fees be reasonable and proportional, and that issuers review recent APR increases periodically to determine if a decrease is appropriate. These provisions become effective on August 22, 2010. Since the Federal Reserve has not yet published final rules implementing these provisions, it is difficult to assess the potential impact these requirements may have on our operations.

The Federal Reserve also amended its rules on the format and content of consumer credit card disclosures. The amendments require revisions to the format and content of all main types of open-end consumer credit disclosures, including applications and solicitations, account-opening disclosures, and periodic billing statements. These amendments become effective on July 1, 2010. While the Company is making certain changes to its product terms and practices that are designed to mitigate the impact of the changes required by the CARD Act, there is no assurance that it will be successful. The long-term impact of the CARD Act on the Company’s business practices and revenues will depend upon a number of factors, including its ability to successfully implement its business strategies, consumer behavior and the actions of the Company’s competitors, which are difficult to predict at this time. If the Company is not able to lessen the impact of the changes required by the CARD Act, it will have a material adverse effect on results of operations.

The Fair Credit Reporting Act of 1970 (“FCRA”) regulates the disclosure of consumer credit reports by consumer reporting agencies and the use of consumer credit report information by banks and other companies. FCRA was significantly amended by the enactment in December 2003 of the Fair and Accurate Credit Transactions Act (the “FACT Act”). The FACT Act requires any company that receives information concerning a consumer from an affiliate, subject to certain exceptions, to permit the consumer to opt out from having that information used to market the company’s products to the consumer. In November 2007, the federal banking agencies issued a final rule implementing the affiliate marketing provisions of the FACT Act. Companies subject to oversight by these agencies were required to comply with the rules by October 1, 2008. We qualify for an exception from the affiliate marketing provisions of the FACT Act, and as a result, we do not need to provide an affiliate marketing opt out. The FACT Act further amends the FCRA by adding several new provisions designed to prevent or decrease identity theft and to improve the accuracy of consumer credit information. The federal banking agencies and the FTC published a final rule in November 2007 requiring financial institutions to implement a program containing reasonable policies and procedures to address the risk of identity theft and to identify accounts where identity theft is more likely to occur. Companies subject to oversight by the federal banking agencies originally were required to comply with the rule by November 1, 2008, but the FTC has stated it will suspend enforcement of its rule until June 1, 2010. TRS continues to be regulated by the FTC with respect to this new rule and is currently evaluating what steps it will need to take to comply. The FACT Act also imposes new duties on both consumer reporting agencies and on businesses that furnish or use information contained in consumer credit reports. For example, a furnisher of information is required to implement procedures to prevent the reporting of any information that it learns is the result of identity theft. Also, if a consumer disputes the accuracy of information provided to a consumer reporting agency, the furnisher of that information must conduct an investigation and respond to the consumer in a timely fashion. The federal banking regulatory agencies and the FTC have issued rules that specify the circumstances under which furnishers of information would be required to investigate disputes regarding the accuracy of the information provided to a consumer reporting agency. The FACT Act also requires grantors of credit that use consumer credit report information in making a determination to offer a borrower credit on terms that are “materially less favorable” than the terms offered to most of the lender’s other customers to notify the borrower that the terms are based on a consumer credit report. In such a case the borrower is entitled to receive a free copy of the report from the consumer reporting agency. The federal bank regulatory agencies and the FTC have issued rules that specify the circumstances under which “risk-based pricing” notices must be provided to customers and the content, format and timing of such notices. Grantors of credit using prescreened consumer credit report information in credit solicitations are also required to include an enhanced notice to consumers that they have the right to opt out from receiving further prescreened offers of credit. The enactment of the FACT Act and the promulgation of rules implementing it are not expected to have a significant impact on our business or practices.

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

Over the last several years, the industry has seen increased regulatory scrutiny of the AML compliance programs of financial institutions, with emphasis on record keeping and reporting requirements such as the requirement to identify and report suspicious activity, leading to enforcement actions for non-compliance. To meet this increased scrutiny, we continue to enhance our enterprise-wide AML compliance program. Our AML compliance programs primarily consist of risk-based policies, procedures and controls that are reasonably designed to prevent, detect and report money laundering.

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

Compensation Practices

Our compensation practices are subject to oversight by the Federal Reserve. In October 2009, the Federal Reserve issued a comprehensive proposal on incentive compensation policies that applies to all banking organizations supervised by the Federal Reserve, including bank holding companies such as American Express. The proposal sets forth three key principles for incentive compensation arrangements that are designed to help ensure that incentive compensation plans do not encourage excessive risk-taking and are consistent with the safety and soundness of banking organizations. The three principles provide that a banking organization’s incentive compensation arrangements should provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, be compatible with effective internal controls and risk management, and be supported by strong corporate governance. Any deficiencies in compensation practices of a banking institution that are identified by the Federal Reserve in connection with its review of such organization’s compensation practices may be incorporated into the organization’s supervisory ratings, which can affect its ability to make acquisitions or perform other actions. The proposal provides that enforcement actions may be taken against a banking organization if its incentive compensation arrangements or related risk-management control or governance processes pose a risk to the organization’s safety and soundness and the organization is not taking prompt and effective measures to correct the deficiencies. Separately, the FDIC has solicited comments on whether to amend its risk-based deposit insurance assessment system to potentially increase assessment rates on financial institutions with compensation programs that put the FDIC deposit insurance fund at risk, and proposed legislation would subject compensation practices at financial institutions to heightened standards and increased scrutiny.

The scope and content of the U.S. banking regulators’ policies on executive compensation are continuing to develop and are likely to continue evolving in the near future. It cannot be determined at this time whether compliance with such policies will adversely affect the ability of American Express and its subsidiaries to hire, retain and motivate its and their key employees.

Foreign Corrupt Practices Act

Our international operations are subject to U.S. laws governing the activities of U.S. companies transacting business abroad, including the Foreign Corrupt Practices Act (the “FCPA”). The FCPA prohibits U.S. companies from making improper payments, or offers of payments, to foreign governments and their officials and political parties for the purpose of obtaining or retaining business. The FCPA also requires us to comply with certain accounting standards, which are enforced by the SEC. Violations of the FCPA may result in severe criminal and civil sanctions and other penalties. We have implemented safeguards to deter prohibited practices; however, if our employees or agents fail to comply with applicable laws governing our international operations, we may face investigations or prosecutions, which could have a material adverse effect on our financial condition or results of operations.

FOREIGN OPERATIONS

We derive a significant portion of our revenues from the use of our Card products, Travelers Cheques, travel and other financial products and services in countries outside the United States and continue to broaden the use of these products and services outside the United States. (For a discussion of our revenue by geographic region, see Note 25 to our Consolidated Financial Statements, which you can find on pages 122-124 of our 2009 Annual Report to Shareholders and which is incorporated herein by reference.) Our revenues can be affected by political and economic conditions in these countries (including the availability of foreign exchange for the payment by the local Card issuer of obligations arising out of local Cardmembers’ spending outside such country, for the payment of Card bills by Cardmembers who are billed in other than their local currency, and for the remittance of the proceeds of Travelers Cheque sales). Substantial and sudden devaluation of local Cardmembers’ currency can also affect their ability to make payments to the local issuer of the Card in connection with spending outside the local country.

As a result of our foreign operations, we are exposed to the possibility that, because of foreign exchange rate fluctuations, assets and liabilities denominated in currencies other than the U.S. dollar may be realized in amounts greater or less than the U.S. dollar amounts at which they are currently recorded in our Consolidated Financial Statements. Examples of transactions in which this may occur include the purchase by Cardmembers of goods and services in a currency other than the currency in which they are billed; the sale in one currency of a Travelers Cheque denominated in a second currency; and, in most instances, investments in foreign operations. These risks, unless properly monitored and managed, could have an adverse effect on our operations. For more information on how we manage risk relating to foreign exchange, see “Risk Management—Market Risk Management Process” on pages 47-49 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

SALE OF AMERICAN EXPRESS BANK LTD. / DISCONTINUED OPERATIONS

On September 18, 2007, we entered into an agreement to sell our international banking subsidiary, American Express Bank Ltd. (“AEBL”), to Standard Chartered PLC (“Standard Chartered”), and to sell American Express International Deposit Company (“AEIDC”) through a put/call agreement to Standard Chartered 18 months after the close of the AEBL sale. The sale of AEBL was completed on February 29, 2008. In the third quarter of 2008, AEIDC qualified to be reported as a discontinued operation and the sale of AEIDC was completed on September 10, 2009.

For all periods presented, all of the operating results, assets and liabilities, and cash flows of AEBL (except for certain components of AEBL that were not sold) and AEIDC have been removed from the Corporate & Other segment and are presented separately in discontinued operations in the Company’s Consolidated Financial Statements. The Notes to the Consolidated Financial Statements have been adjusted to exclude discontinued operations unless otherwise noted.

You can find more information regarding this transaction on page 21 under caption “Financial Review” and in Note 2 to our Consolidated Financial Statements, appearing on page 76 of our 2009 Annual Report to Shareholders, which are incorporated herein by reference.

SEGMENT INFORMATION AND CLASSES OF SIMILAR SERVICES

You can find information regarding the Company’s reportable operating segments, geographic operations and classes of similar services in Note 25 to our Consolidated Financial Statements, which appears on pages 122-124 of our 2009 Annual Report to Shareholders, which Note is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE COMPANY

Set forth below in alphabetical order is a list of all our executive officers as of February 25, 2010. None of our executive officers has any family relationship with any other executive officer, and none of our executive officers became an officer pursuant to any arrangement or understanding with any other person. Each executive officer has been elected to serve until the next annual election of officers or until his or her successor is elected and qualified. Each officer’s age is indicated by the number in parentheses next to his or her name.

DOUGLAS E. BUCKMINSTER -	President, International Consumer and Small Business Services

Mr. Buckminster (49) has been President, International Consumer and Small Business Services of the Company since November 2009. Prior thereto he had been Executive Vice President, International Consumer Products and Marketing since July 2002.

KENNETH I. CHENAULT -	Chairman and Chief Executive Officer

Mr. Chenault (58) has been Chairman since April 2001 and Chief Executive Officer since January 2001.

L. KEVIN COX -	Executive Vice President, Human Resources

Mr. Cox (46) has been Executive Vice President, Human Resources of the Company since April 2005. Prior thereto, he had been Executive Vice President of The Pepsi Bottling Group since September 2004.

EDWARD P. GILLIGAN -	Vice Chairman

Mr. Gilligan (50) has been Vice Chairman of the Company and head of the Company’s Global Consumer and Small Business Card Issuing, Network and Merchant businesses since October 2009. Prior thereto, he had been Vice Chairman of the Company and head of the Company’s Global Business to Business Group since July 2007. Prior thereto, he had been Group President, American Express International & Global Corporate Services since July 2005. Prior thereto, he had been Group President, Global Corporate Services since June 2000 and Group President, Global Corporate Services & International Payments, since July 2003.

WILLIAM H. GLENN -	Executive Vice President, Global Merchant Services

Mr. Glenn (52) has been Executive Vice President since September 2008 and President, Global Merchant Services since June 2007. Prior thereto, he had been President of Merchant Services North America and Global Merchant Network Group since September 2002.

ASH GUPTA -	President of Risk, Information Management and Banking Group and Chief Risk Officer

Mr. Gupta (56) has been President of Risk, Information Management and Banking Group and Chief Risk Officer since July 2007. Prior thereto, he had been Executive Vice President and Chief Risk Officer of the Company since July 2003.

JOHN D. HAYES -	Executive Vice President and Chief Marketing Officer

Mr. Hayes (55) has been Executive Vice President since May 1995 and Chief Marketing Officer of the Company since August 2003.

DANIEL T. HENRY -	Executive Vice President and Chief Financial Officer

Mr. Henry (60) has been Executive Vice President and Chief Financial Officer of the Company since October 2007. Since February 2007, Mr. Henry had been serving as Executive Vice President and Acting Chief Financial Officer of the Company. Prior thereto, he had been Executive Vice President and Chief Financial Officer, U.S. Consumer, Small Business and Merchant Services since October 2005 and Executive Vice President and Chief Financial Officer, U.S. Consumer and Small Business Services since August 2000.

ALFRED F. KELLY, JR. -	President

Mr. Kelly (51) has been President of the Company since July 2007. Prior thereto, he was Group President, Consumer, Small Business and Merchant Services since October 2005. Prior thereto, he had been President, U.S. Consumer and Small Business Services since June 2000.

JUDSON C. LINVILLE -	President and Chief Executive Officer, Consumer Services

Mr. Linville (52) has been President and Chief Executive Officer of Consumer Services, since July 2007. Prior thereto, he had been President, U.S. Consumer Card Services Group from 2005 through 2007. Prior thereto, he was Executive Vice President, Service Delivery Network from 2001 through 2005.

LOUISE M. PARENT -	Executive Vice President and General Counsel

Ms. Parent (59) has been Executive Vice President and General Counsel since May 1993.

THOMAS SCHICK -	Executive Vice President, Corporate and External Affairs

Mr. Schick (63) has been Executive Vice President, Corporate and External Affairs since March 1993.

STEPHEN SQUERI -	Group President, Global Services and Chief Information Officer

Mr. Squeri (50) has been Group President, Global Services, since October 2009. Since May 2005, he served as Executive Vice President, Chief Information Officer. In July 2008, he took on the additional responsibilities as head of Corporate Development. Prior thereto, he had been President, Global Commercial Card – Global Corporate Services since January 2002.

EMPLOYEES

We had approximately 58,300 employees on December 31, 2009.

GUIDE 3 – STATISTICAL DISCLOSURE BY BANK HOLDING COMPANIES

The accompanying supplemental information should be read in conjunction with the Consolidated Financial Statements and the Notes to the Consolidated Financial Statements in the Company’s 2009 Annual Report to Shareholders, which information is incorporated herein by reference (“Annual Report”). This information excludes discontinued operations unless otherwise noted.

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

Years Ended December 31, (Millions, except percentages)	2009			2008			2007
	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield	Average Balance (a)	Interest Income	Average Yield
Interest-earning assets
Interest-bearing deposits in other banks (b) (c) (d)
U.S. (primarily U.S. in 2007)	$6,986	$13	0.2%	$8,575	$136	1.6%	$3,796	$297	n.m.	%
Non-U.S.	1,395	28	2.0	662	19	2.9	n.m.	n.m.	n.m.
Securities purchased under agreements to resell (d)
Non-U.S.	123	6	4.9	122	10	8.2	31	2	6.5
Short-term investment securities
U.S.	10,523	28	0.3	4,926	73	1.5	624	34	5.4
Non-U.S.	195	1	0.5	31	2	6.5	24	1	4.2
Cardmember loans (e) (f)
U.S.	26,114	2,984	11.4	36,962	4,464	12.1	37,298	4,881	13.1
Non-U.S.	8,696	1,446	16.6	10,670	1,649	15.5	9,774	1,371	14.0
Other loans
U.S.	140	3	2.1	175	4	2.3	145	26	17.9
Non-U.S.	527	38	7.2	646	74	11.5	802	104	13.0
Taxable investment securities (g)
U.S.	13,198	457	3.5	5,841	333	5.6	5,280	272	4.7
Non-U.S.	285	18	6.0	382	24	6.1	363	24	6.6
Non-taxable investment securities (g)
U.S.	5,989	286	6.8	6,565	334	7.6	7,445	356	8.2
Other assets (h)
Primarily U.S.	485	23	n.m.	336	79	n.m.	200	56	n.m.

Total interest-earning assets (i)	$74,656	$5,331	7.3%	$75,893	$7,201	9.7%	$65,782	$7,424	11.6%

U.S.	63,435	3,794		63,380	5,423		54,788	5,922
Non-U.S.	11,221	1,537		12,513	1,778		10,994	1,502

Years Ended December 31, (Millions, except percentages)	2009	2008	2007
	Average Balance (a)	Average Balance (a)	Average Balance (a)
Non-interest-earning assets
Cash and due from banks
U.S.	$603	$902	$728
Non-U.S.	380	361	747
Cardmember receivables, net
U.S.	17,056	20,220	20,699
Non-U.S.	13,812	16,500	15,934
Other receivables, net
U.S.	2,149	2,349	991
Non-U.S.	1,249	1,279	984
Reserves for cardmember and other loans losses
U.S.	(2,556)	(1,923)	(1,104)
Non-U.S.	(564)	(432)	(370)
Other assets (j)
U.S.	12,288	9,699	6,741
Non-U.S.	2,131	2,205	2,003

Total non-interest-earning assets	46,548	51,160	47,353

U.S.	29,540	31,247	28,055
Non-U.S.	17,008	19,913	19,298
Assets of discontinued operations	75	5,745	21,509

Total assets	$121,279	$132,798	$134,644

U.S.	92,975	94,627	82,843
Non-U.S.	28,229	32,426	30,292
Assets of discontinued operations	75	5,745	21,509
Percentage of total average assets attributable to non-U.S. activities	23.3%	24.4%	22.5%

(a)	Averages based on monthly balances, except reserves for cardmember and other receivables/loans, which are based on quarterly averages.
(b)	Amounts include (i) average interest-bearing restricted cash balances of $417 million, $214 million, and $293 million for 2009, 2008 and 2007, respectively, which are included in other assets on the Consolidated Balance Sheets, and (ii) the associated interest income.
(c)	Average balances in 2007 include negative cash balances not reclassified to liabilities which also could not be segregated between U.S. and non-U.S. As a result, the average yield on interest-bearing deposits in other banks has not been shown for 2007 as it would not be meaningful (n.m.).
(d)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.
(e)	Card fees related to cardmember loans included in interest income were $107 million, $95 million, and $90 million in U.S. and $79 million, $51 million and $40 million in non-U.S. for 2009, 2008 and 2007, respectively.
(f)	Average non-accrual loans were included in the average loan balances used to determine the average yield on loans in amounts of $554 million, $8 million and $34 million in U.S. as well as $15 million, $6 million and $5 million in non-U.S. for 2009, 2008 and 2007, respectively.
(g)	Average yields for available-for-sale investment securities have been calculated using total amortized cost balances and do not include changes in fair value recorded in other comprehensive (loss) income. Average yield on non-taxable investment securities is calculated on a tax-equivalent basis using the U.S. federal statutory tax rate of 35 percent.
(h)	Amounts include (i) average equity securities balances, which are included in investment securities on the Consolidated Balance Sheets, and (ii) the associated dividend income. The average yield on other assets has not been shown as it would not be meaningful.
(i)	The average yield on total interest-earning assets is adjusted for the impacts of items mentioned in (g) above.
(j)	Includes premises and equipment, net of accumulated depreciation.

Years Ended December 31, (Millions, except percentages)	2009			2008			2007
	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate	Average Balance (a)	Interest Expense	Average Rate
Interest-bearing liabilities
Customer deposits
U.S.	$19,638	$393	2.0%	$12,130	$366	3.0%	$8,390	$436	5.2%
Non-U.S.	798	32	4.0	1,432	88	6.1	2,021	130	6.4
Federal funds purchased and securities sold under agreements to repurchase
U.S.	48	—	—	1,493	53	3.5	1,974	99	5.0
Short-term borrowings (b)
U.S.	2,145	31	1.4	12,490	399	3.2	12,408	615	5.0
Non-U.S.	801	6	0.7	942	31	3.3	1,193	18	1.5
Long-term debt (b)
U.S.	54,032	1,658	3.1	54,408	2,491	4.6	46,788	2,547	5.4
Non-U.S.	1,463	55	3.8	1,968	82	4.2	2,199	94	4.3
Other liabilities (c)
Primarily U.S.	284	32	n.m.	277	45	n.m.	259	42	n.m.

Total interest-bearing liabilities	$79,209	$2,207	2.8%	$85,140	$3,555	4.2%	$75,232	$3,981	5.3%

U.S.	76,147	2,114		80,798	3,354		69,819	3,739
Non-U.S.	3,062	93		4,342	201		5,413	242
Non-interest-bearing liabilities
Travelers Cheques outstanding
U.S.	5,623			6,289			6,532
Non-U.S.	330			410			464
Accounts payable
U.S.	5,726			6,933			6,679
Non-U.S.	3,075			2,666			2,390
Other liabilities
U.S.	9,861			9,033			7,660
Non-U.S.	2,824			4,691			4,230

Total non-interest-bearing liabilities	27,439			30,022			27,955

U.S.	21,210			22,255			20,871
Non-U.S.	6,229			7,767			7,084
Liabilities of discontinued operations	61			5,561			20,706

Total liabilities	106,709			120,723			123,893

U.S.	97,357			103,053			90,690
Non-U.S.	9,291			12,109			12,497
Liabilities of discontinued operations	61			5,561			20,706

Total shareholders’ equity	14,570			12,075			10,751

Total liabilities and shareholders’ equity	$121,279			$132,798			$134,644

Percentage of total average liabilities attributable to non-U.S. activities	8.7%			10.0%			10.1%
Interest rate spread			4.5%			5.5%			6.3%

Net interest income and net average yield on interest-earning assets (d)		$3,124	4.4%		$3,646	5.0%		$3,443	5.6%

(a)	Averages based on monthly balances.
(b)	Interest expense incurred on derivative instruments in qualifying hedging relationships has been reported along with the related interest expense incurred on the hedged debt instrument.
(c)	Amounts include (i) average deferred compensation liability balances which are included in other liabilities on the Consolidated Balance Sheets, and (ii) the associated interest expense. The average rate on other liabilities has not been shown as it would not be meaningful.
(d)	Net average yield on interest-earning assets is defined as net interest income divided by average total interest-earning assets as adjusted for the items mentioned in note (g) on page 50.

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

	2009 versus 2008			2008 versus 2007
	Increase (Decrease) due to change in:			Increase (Decrease) due to change in:
Years Ended December 31, (Millions)	Average Volume	Average Rate	Net Change	Average Volume	Average Rate	Net Change
Interest-earning assets
Interest-bearing deposits in other banks (b)
U.S. (Primarily U.S. in 2007)	$(25)	$(98)	$(123)	$513	$(655)	$(142)
Non-U.S.	21	(12)	9	—	—	—
Securities purchased under agreements to resell (b)
Non-U.S.	—	(4)	(4)	6	2	8
Short-term investment securities
U.S.	83	(128)	(45)	234	(195)	39
Non-U.S.	11	(12)	(1)	—	1	1
Cardmember loans
U.S.	(1,310)	(170)	(1,480)	(44)	(373)	(417)
Non-U.S.	(305)	102	(203)	126	152	278
Other loans
U.S.	(1)	—	(1)	5	(27)	(22)
Non-U.S.	(14)	(22)	(36)	(20)	(10)	(30)
Taxable investment securities
U.S.	404	(280)	124	9	52	61
Non-U.S.	(5)	(1)	(6)	2	(2)	—
Non-taxable investment securities
U.S.	(17)	(31)	(48)	5	(27)	(22)
Other assets
Primarily U.S.	35	(91)	(56)	38	(15)	23

Change in interest income	(1,123)	(747)	(1,870)	874	(1,097)	(223)

Interest-bearing liabilities
Customer deposits
U.S.	227	(200)	27	194	(264)	(70)
Non-U.S.	(39)	(17)	(56)	(38)	(4)	(42)
Federal funds purchased and securities sold under agreements to repurchase
U.S.	(51)	(2)	(53)	(24)	(22)	(46)
Short-term borrowings
U.S.	(330)	(38)	(368)	4	(220)	(216)
Non-U.S.	(5)	(20)	(25)	(4)	17	13
Long-term debt
U.S.	(17)	(816)	(833)	415	(471)	(56)
Non-U.S.	(21)	(6)	(27)	(10)	(2)	(12)
Other liabilities
Primarily U.S.	1	(14)	(13)	3	—	3

Change in interest expense	(235)	(1,113)	(1,348)	540	(966)	(426)

Change in net interest income	$(888)	$366	$(522)	$334	$(131)	$203

(a)	Refer to the notes on pages 50 and 51 for additional information.
(b)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.

INVESTMENT SECURITIES PORTFOLIO

The following table presents the fair value of the Company’s available-for-sale investment securities portfolio. Refer to Note 6, “Investment Securities” on page 84 in the Annual Report for additional information.

December 31, (Millions)	2009	2008	2007
State and municipal obligations (a)	$6,250	$5,631	$7,131
U.S. Government treasury obligations	5,566	1,981	1,971
U.S. Government agency obligations	6,745	3,185	3,139
Mortgage-backed securities	180	75	79
Retained subordinated securities	3,599	744	78
Equity securities	530	544	—
Corporate debt securities	1,335	218	282
Foreign government bonds and obligations	92	81	53
Other (a) (b)	40	67	481

Total available-for-sale securities	$24,337	$12,526	$13,214

(a)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.
(b)	Balances at December 31, 2009 and 2008, primarily include investments in various mutual funds. Balance at December 31, 2007, primarily includes short-term money market securities with original maturities of 91 days to one year, as well as investments in various mutual funds.

The following table presents an analysis of remaining contractual maturities and weighted average yields for available-for-sale investment securities. Yields on tax-exempt obligations have been computed on a tax-equivalent basis as discussed earlier.

	2009
December 31, (Millions, except percentages)	Due in 1 year or less	Due after 1 through 5 years	Due after 5 through 10 years	Due after 10 years	Total
State and municipal obligations (a)	$303	$71	$361	$5,515	$6,250
U.S. Government treasury obligations	5,533	9	6	18	5,566
U.S. Government agency obligations	3,964	2,779	—	2	6,745
Mortgage-backed securities (a)	—	—	3	177	180
Retained subordinated securities (b)	295	2,925	379	—	3,599
Corporate debt securities	185	1,123	10	17	1,335
Foreign government bonds and obligations	53	12	—	27	92

Total fair value (c)	$10,333	$6,919	$759	$5,756	$23,767

Weighted average yield (d)	1.44%	6.37%	6.28%	6.71%	4.29%

(a)	The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because borrowers have the right to call or prepay certain obligations.
(b)	The Company’s individual investments in the unrated classes of its retained subordinated securities contain multiple maturity dates over periods ranging from 2010 through 2018. Accordingly, in the table above, the Company has classified such investments based on the weighted-average maturity.
(c)	Excludes equity securities and other securities included in the prior table above as these are not debt securities with contractual maturities.
(d)	Average yields for available-for-sale investment securities have been calculated using the effective yield on the date of purchase.

As of December 31, 2009, other than U.S. Government treasury and agency obligations, the Company’s holdings in the American Express Credit Account Master Trust (the “Lending Trust”) with a book value of $3.6 billion were the only investments that exceeded 10 percent of shareholders’ equity. The securities issued by the Lending Trust consist of investments in retained subordinated securities from the Company’s cardmember loan securitization program.

LOANS AND CARDMEMBER RECEIVABLES PORTFOLIOS

The following table presents gross loans, net of unearned income, and gross cardmember receivables by customer type segregated between U.S. and non-U.S., based on the domicile of the borrowers. Allowance for losses is presented beginning on page 60. Refer to Note 4, “Accounts Receivable” on page 80 and Note 5, “Loans” on page 82 in the Annual Report for additional information.

December 31, (Millions)	2009	2008	2007	2006	2005
Loans
U.S. loans
Cardmember (a)	$23,507	$32,684	$43,253	$33,543	$24,788
Other (b)	46	144	91	132	985
Non-U.S. loans
Cardmember (a)	9,265	9,527	11,155	9,685	8,234
Other (b)	487	913	716	885	851

Total loans	$33,305	$43,268	$55,215	$44,245	$34,858

Cardmember receivables
U.S. cardmember receivables
Consumer (c)	$17,750	$17,822	$21,418	$20,586	$19,241
Commercial (d)	5,587	5,269	6,261	5,897	5,370
Non-U.S. cardmember receivables
Consumer (c)	6,149	5,769	7,243	6,484	5,926
Commercial (d)	4,257	4,128	5,150	4,400	3,622

Total cardmember receivables	$33,743	$32,988	$40,072	$37,367	$34,159

(a)	Represents loans to individual and small business consumers.
(b)	Other loans at December 31, 2009 and 2008 primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network, and small business loans associated with the acquisition of Corporate Payment Services. Other loans at December 31, 2008, also included a loan to an affiliate in discontinued operations. 2007 and prior periods primarily represent small business installment loans.
(c)	Represents receivables from individual and small business charge card consumers.
(d)	Represents receivables from corporate charge card clients.

MATURITIES AND SENSITIVITIES TO CHANGES IN INTEREST RATES

The following table presents contractual maturities of loans and cardmember receivables by customer type and segregated between U.S. and non-U.S. borrowers, and distribution between fixed and floating interest rates for loans due after one year based upon the stated terms of the loan agreements.

	2009
December 31, (Millions)	Within 1 year (a) (b)	1-5 years (b) (c)	After 5 years (c)	Total
Loans
U.S. loans
Cardmember	$23,459	$48	$—	$23,507
Other	13	25	8	46
Non-U.S. loans
Cardmember	9,250	3	12	9,265
Other	449	30	8	487

Total loans	$33,171	$106	$28	$33,305

Loans due after one year at fixed interest rates		$105	$22	$127
Loans due after one year at variable interest rates		1	6	7

Total loans		$106	$28	$134

Cardmember receivables
U.S. cardmember receivables
Consumer	$17,723	$27	$—	$17,750
Commercial	5,587	—	—	5,587
Non-U.S. cardmember receivables
Consumer	6,149	—	—	6,149
Commercial	4,257	—	—	4,257

Total cardmember receivables	$33,716	$27	$—	$33,743

(a)	Cardmember loans have no stated maturity and are therefore included in the due within one year category. However, many of the Company’s cardmembers will revolve their balances, which may extend their repayment period beyond one year for balances due at December 31, 2009.
(b)	Cardmember receivables are immediately due upon receipt of cardmember statements and have no stated interest rate and are included within the due within one year category. Receivables due after one year represent long-term modification programs or Troubled Debt Restructurings (TDR), wherein the terms of a receivable have been modified for cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower.
(c)	Cardmember and other loans due after one year primarily represent installment loans and approximately $51 million of TDRs.

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

December 31, (Millions)	2009 (a)
Individuals	$56,671
Commercial (b)	$9,844

Total on-balance sheet	$66,515

Unused lines of credit-individuals (c)	$222,415

(a)	Refer to Note 22, “Significant Credit Concentrations” on page 118 in the Annual Report for additional information on concentrations, including those from airlines and for a discussion of how the Company manages concentration exposures. Certain distinctions between categories require management judgment.
(b)	Includes corporate charge card receivables of $513 million from financial institutions, $12 million from U.S. Government agencies and $9.3 billion from other corporate institutions.
(c)	Because charge card products have no preset spending limit, the associated credit limit on cardmember receivables is not quantifiable. Therefore, the quantified unused line-of-credit amounts only include the approximate credit line available on cardmember loans (including both for on-balance sheet loans and loans previously securitized).

RISK ELEMENTS

The following table presents the amounts of non-performing loans and cardmember receivables that are either non-accrual, past due, or restructured, segregated between U.S. and non-U.S. borrowers. Past due loans are loans that are contractually past due 90 days or more as to principal or interest payments. Restructured loans and cardmember receivables are those that meet the definition of “Troubled Debt Restructurings”.

December 31, (Millions)	2009	2008	2007	2006	2005
Loans
Non-accrual loans (a)
U.S. (b)	$480	$8	$8	$112	$274
Non-U.S.	14	6	5	5	1

Total non-accrual loans	494	14	13	117	275

Loans contractually 90 days past-due and still accruing interest
U.S. (c)	148	761	558	277	138
Non-U.S.	151	166	149	133	110

Total loans contractually 90 days past-due and still accruing interest	299	927	707	410	248

Restructured loans (c) (d)
U.S.	64	41	47	73	85
Non-U.S.	15	24	41	66	—

Total restructured loans	79	65	88	139	85

Total non-performing loans	$872	$1,006	$808	$666	$608

Cardmember receivables
Restructured cardmember receivables (c) (d)
U.S.	35	6	4	—	—

Total restructured cardmember receivables	$35	$6	$4	$—	$—

(a)	The Company’s policy is generally to cease accruing interest income once a related cardmember loan is 180 days past due at which time the cardmember loan is written off. The Company establishes loan loss reserves for estimated uncollectible interest receivable balances prior to write-off. Beginning with 2009, certain cardmember loans placed with outside collection agencies are put on non-accrual status.
(b)	As of December 31, 2009, these amounts primarily include certain cardmember loans placed with outside collection agencies. Non-accrual loans at December 31, 2006 and 2005 included a single loan to a U.S. commercial airline of approximately $104 million and $266 million, respectively, which was paid off in full during the second quarter of 2007. The loan was put on non-accrual status in the third quarter of 2005.
(c)	Represents long-term modification programs or TDR, wherein the terms of a loan or receivable have been modified for cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower. The Company may modify cardmember loans and receivables and such modifications may include reducing the interest rate/delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement reverts back to its original terms. In addition to TDRs, the Company has instituted other modification programs that include short-term (12 months or less) interest rate and fee reductions to cardmembers experiencing financial difficulty (“Short Term Modification Programs”). As of December 31, 2009, 2008 and 2007, approximately $701 million, $497 million and $0, respectively, in cardmember loans and receivables have been modified under these Short Term Modification Programs and are not included in the schedule above, except for $46 million, $69 million and $0, respectively, which are included within loans contractually 90 days past due and still accruing interest.
(d)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.

IMPACT OF NON-PERFORMING LOANS ON INTEREST INCOME

The following table presents the gross interest income for both non-accrual and restructured loans for 2009 that would have been recognized if such loans had been current in accordance with their original contractual terms, and had been outstanding throughout the period or since origination if held for only part of 2009. The table also presents the interest income related to these loans that was actually recognized for the period. These amounts are segregated between U.S. and non-U.S. borrowers.

Year Ended December 31, (Millions)	2009
	U.S.	Non-U.S.	Total
Gross amount of interest income that would have been recorded in accordance with the original contractual terms (a)	$53	$4	$57
Interest income actually recognized	3	1	4

Total interest revenue foregone	$50	$3	$53

(a)	Based on the contractual rate that was being charged at the time the loan was restructured or placed on non-accrual status.

POTENTIAL PROBLEM RECEIVABLES

This disclosure presents outstanding amounts as well as specific reserves for certain receivables where information about possible credit problems of borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present repayment terms. At December 31, 2009, the Company did not identify any potential problem loans or receivables within the cardmember loans and receivables portfolio that were not already included in “Risk Elements” above.

CROSS-BORDER OUTSTANDINGS

Cross-border disclosure is based upon the Federal Financial Institutions Examination Council’s (“FFIEC”) guidelines governing the determination of cross-border risk. The Company has adopted the FFIEC guidelines for its cross-border disclosure starting with 2009 reporting. Accordingly, the amounts for 2008 and 2007 have been revised from the previously reported amounts to conform to the current presentation.

The primary differences between the FFIEC and Guide 3 guidelines for reporting cross-border exposure are: i) available-for-sale investment securities are reported based on amortized cost for FFIEC instead of fair values for Guide 3; ii) net local country claims are reduced by local country liabilities (regardless of currency denomination) excluding any debt that is funding the local assets through a foreign domiciled subsidiary for FFIEC compared to Guide 3 where only amounts in the same currencies are offset and such debt noted above is a reduction to local country claims; iii) the FFIEC methodology includes mark-to-market exposures of derivative assets which are excluded under Guide 3; and iv) investment in unconsolidated subsidiaries are included under FFIEC but excluded under Guide 3.

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

The table separately presents the amounts of cross-border outstandings by type of borrower including governments and official institutions, banks and other financial institutions and other, along with an analysis of local country assets net of local country liabilities.

Years Ended December 31, (Millions)		Governments and official institutions	Banks and other financial institutions	Other	Net local country claims	Total cross-border outstandings	Cross-border commitments (b)	Total exposure
Australia	2009	$—	$1,026	$1	$3,869	$4,896	$—	$4,896
	2008	—	278	5	3,686	3,969	—	3,969
	2007	—	45	6	4,517	4,568	—	4,568

United Kingdom	2009	—	959	314	1,264	2,537	—	2,537
	2008	—	844	379	2,286	3,509	—	3,509
	2007	—	339	637	2,067	3,043	—	3,043

France	2009	—	1,136	7	876	2,019	—	2,019
	2008	—	1,213	9	800	2,022	—	2,022
	2007	—	263	9	858	1,130	—	1,130

Canada	2009	4	25	3	1,667	1,699	—	1,699
	2008	5	782	3	1,451	2,241	—	2,241
	2007	6	155	3	1,432	1,596	—	1,596

Netherlands	2009	—	35	188	—	223	—	223
	2008	—	886	223	183	1,292	—	1,292
	2007	—	264	271	108	643	—	643

Other countries (a)	2009	1	5	223	2,156	2,385	—	2,385
	2008	—	1,003	227	1,984	3,214	—	3,214
	2007	—	250	288	1,992	2,530	—	2,530

(a)	Includes the following countries each of whose cross-border outstandings are between 0.75 percent and 1.0 percent of consolidated total assets: (i) Mexico; (ii) Italy; and (iii) Sweden.
(b)	Generally, all charge and credit cards have revocable lines of credit, and therefore, are not disclosed as cross border commitments. Refer to loan concentrations on page 56 for amount of unused lines of credit.

SUMMARY OF LOAN LOSS EXPERIENCE

ANALYSIS OF THE ALLOWANCE FOR LOAN LOSSES

The following table summarizes the changes to the Company’s allowance for cardmember loan losses. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2009	2008	2007	2006	2005
Cardmember loans
Allowance for loan losses at beginning of year
U.S. loans	$2,164	$1,457	$836	$727	$727
Non-U.S. loans	406	374	335	269	245

Total allowance for losses	2,570	1,831	1,171	996	972

Cardmember lending provisions (a)
U.S. loans	3,276	3,490	2,179	993	895
Non-U.S. loans	990	741	582	630	454

Total cardmember lending provisions	4,266	4,231	2,761	1,623	1,349

Write-offs
U.S. loans	(2,914)	(2,816)	(1,630)	(946)	(867)
Non-U.S. loans	(810)	(708)	(655)	(600)	(412)

Total write-offs	(3,724)	(3,524)	(2,285)	(1,546)	(1,279)

Recoveries
U.S. loans	230	207	198	108	56
Non-U.S. loans	97	94	97	79	68

Total recoveries	327	301	295	187	124

Net write-offs (b) (c)	(3,397)	(3,223)	(1,990)	(1,359)	(1,155)

Other (d)
U.S. loans	(215)	(174)	(126)	(46)	(84)
Non-U.S. loans	44	(95)	15	(43)	(86)

Total other	(171)	(269)	(111)	(89)	(170)

Allowance for loan losses at end of year
U.S. loans	2,541	2,164	1,457	836	727
Non-U.S. loans	727	406	374	335	269

Total allowance for losses	$3,268	$2,570	$1,831	$1,171	$996

Net write-offs / average cardmember loans outstanding (b) (c) (e)	8.5%	5.5%	3.5%	3.3%	3.5%

(a)	Refer to Note 5 on page 82 in the Annual Report for a discussion of management’s process for evaluating allowance for loan losses.
(b)	In the third quarter of 2008, the Company revised its method of reporting the cardmember lending net write-off rate. Historically, the net write-off rate has been presented using net write-off amounts for principal, interest, and fees. However, industry convention is generally to include only the net write-offs related to principal in write-off rate disclosures. The write-off rate for 2009, 2008 and 2007 is a principal only write-off rate consistent with industry convention. The write-off rate for 2006 and 2005 reflects principal only write-offs in the U.S. and total write-offs (principal, interest, and fees) outside the U.S. as principal only write-off information was not available outside the U.S. for 2006 and prior periods.
(c)	For purposes of calculating the net write-off rate in accordance with (b) above, net write-offs were $2.9 billion, $2.6 billion, $1.6 billion, $1.2 billion and $985 million for 2009-2005, respectively.
(d)	The amount for 2009 primarily includes $160 million of reserves that were removed in connection with securitizations during the year. The offset is in the allocated cost of the associated retained subordinated securities. For 2008, this amount includes reclassification of waived fee reserves to contra-cardmember loans. This amount, for all periods, also includes foreign currency translation adjustments.
(e)	Average cardmember loans are based on monthly balances.

The following table summarizes the changes to the Company’s allowance for other loan losses. The table segregates such changes between U.S. and non-U.S. borrowers. (a) (b)

Years Ended December 31, (Millions, except percentages)	2009	2008	2007	2006	2005
Other loans
Allowance for loan losses at beginning of year
U.S. loans	$15	$12	$16	$19
Non-U.S. loans	24	33	24	19

Total allowance for losses	39	45	40	38	$17

Provisions for other loan losses (c)
U.S. loans	5	10	4	1
Non-U.S. loans	45	53	41	21

Total provisions for other loan losses	50	63	45	22

Write-offs
U.S. loans	(19)	(8)	(9)	(6)
Non-U.S. loans	(50)	(72)	(36)	(19)

Total write-offs	(69)	(80)	(45)	(25)

Recoveries
U.S. loans	1	1	1	2
Non-U.S. loans	10	7	6	4

Total recoveries	11	8	7	6

Net write-offs	(58)	(72)	(38)	(19)

Other (d)
U.S. loans	—	—	—	—
Non-U.S. loans	(4)	3	(2)	(1)

Total other	(4)	3	(2)	(1)

Allowance for loan losses at end of year
U.S. loans	2	15	12	16
Non-U.S. loans	25	24	33	24

Total allowance for losses	$27	$39	$45	$40	$38

Net write-offs/average other loans outstanding (e)	8.7%	8.8%	4.0%	1.2%

(a)	Not all information for 2005 has been presented as the information was not available.
(b)	Certain reclassifications of prior year amounts have been made to conform to the current presentation.
(c)	Provisions for other loan losses are determined based on a specific identification methodology and models that analyze specific portfolios statistics.
(d)	Includes primarily foreign currency translation adjustments.
(e)	Calculated as net write-offs as a percentage of average other loans, which are based on monthly balances.

The following table summarizes the changes to the Company’s allowance for losses on cardmember receivables. The table segregates such changes between U.S. and non-U.S. borrowers.

Years Ended December 31, (Millions, except percentages)	2009	2008	2007	2006	2005
Cardmember receivables
Allowance for losses at beginning of year
U.S. receivables
Consumer	$474	$844	$666	$659	$533
Commercial	113	104	99	96	90

Total U.S. receivables	587	948	765	755	623
Non-U.S. receivables
Consumer	173	167	188	166	156
Commercial	50	34	28	21	27

Total non-U.S. receivables	223	201	216	187	183

Total allowance for losses	810	1,149	981	942	806

Provisions for losses (a)
U.S. receivables
Consumer	492	899	824	567	696
Commercial	106	130	96	68	97

Total U.S. provisions	598	1,029	920	635	793
Non-U.S. receivables
Consumer	196	255	170	264	206
Commercial	63	79	50	36	39

Total non-U.S. provisions	259	334	220	300	245

Total provisions for losses	857	1,363	1,140	935	1,038

Write-offs
U.S. receivables
Consumer	(984)	(1,326)	(748)	(671)	(654)
Commercial	(154)	(142)	(111)	(84)	(115)

Total U.S. write-offs	(1,138)	(1,468)	(859)	(755)	(769)
Non-U.S. receivables
Consumer	(261)	(214)	(208)	(193)	(172)
Commercial	(81)	(57)	(43)	(39)	(38)

Total non-U.S. write-offs	(342)	(271)	(251)	(232)	(210)

Total write-offs	(1,480)	(1,739)	(1,110)	(987)	(979)

Years Ended December 31, (Millions, except percentages)	2009	2008	2007	2006	2005
Cardmember receivables
Recoveries
U.S. receivables
Consumer	$268	$115	$139	$121	$99
Commercial	29	27	22	20	26

Total U.S. recoveries	297	142	161	141	125
Non-U.S. receivables
Consumer	37	34	32	27	27
Commercial	15	11	10	9	7

Total non-U.S. recoveries	52	45	42	36	34

Total recoveries	349	187	203	177	159

Net write-offs (b)	(1,131)	(1,552)	(907)	(810)	(820)

Other (c)
U.S. receivables
Consumer	6	(58)	(37)	(10)	(15)
Commercial	(1)	(6)	(2)	(1)	(2)

Total U.S. other	5	(64)	(39)	(11)	(17)
Non-U.S. receivables
Consumer	3	(69)	(15)	(76)	(51)
Commercial	2	(17)	(11)	1	(14)

Total non-U.S. other	5	(86)	(26)	(75)	(65)

Total other	10	(150)	(65)	(86)	(82)

Allowance for losses at end of year
U.S. receivables
Consumer	256	474	844	666	659
Commercial	93	113	104	99	96

Total U.S. receivables	349	587	948	765	755
Non-U.S. receivables
Consumer	148	173	167	188	166
Commercial	49	50	34	28	21

Total non-U.S. receivables	197	223	201	216	187

Total allowance for losses	$546	$810	$1,149	$981	$942

Net write-offs / average cardmember receivables outstanding (d)	3.6%	4.1%	2.4%	2.4%	2.6%
Net loss ratio as a percentage of charge volume (e)			0.24%	0.24%	0.26%

(a)	Refer to Note 4 on page 80 in the Annual Report for a discussion of management’s process for evaluating allowance for loan losses.
(b)	In the fourth quarter of 2008, the Company revised the time period in which past due cardmember receivables in U.S. Card Services are written off to 180 days past due, consistent with applicable regulatory guidance. Previously, receivables were written off when 360 days past billing. The net write-offs for 2008 include approximately $341 million resulting from this write-off methodology change.
(c)	Includes foreign currency translation adjustments for all periods. For 2008, this amount also included other adjustments primarily related to the reclassification of waived fee reserves to a contra-cardmember receivable.
(d)	The net write-off rate presented is on a worldwide basis and is based on write-offs of principal and fees. The U.S. Card Services write-off rate was 3.8 percent for 2009 and 3.6 percent for 2008 and is based on principal-only write-offs. Averages are based on monthly balances. If the $341 million referenced in (b) above had been included in U.S. Card Services write-offs, the net write-off rate would have been 5.4 percent for 2008.
(e)	The net loss ratio represents the worldwide ratio of charge card write-offs consisting of principal (resulting from authorized and unauthorized transactions) and fee components, less recoveries, on cardmember receivables expressed as a percent of gross amounts billed to customers. As a result of the change discussed in (b) above, the Company stopped calculating the worldwide net loss ratio beginning in 2008. The net loss ratio for 2009 and 2008 for International Card Services was 0.36 percent and 0.24 percent, respectively and for Global Commercial Services was 0.19 percent and 0.13 percent, respectively.

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

December 31, (Millions, except percentages)	2009		2008		2007		2006		2005
Allowance for losses at end of year applicable to	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables	Amount	Percent of loans/ receivables in each category to total loans/ receivables
Loans
U.S. loans
Cardmember	$2,541	71%	$2,164	76%	$1,457	79%	$836	76%	$727	71%
Other	2	—	15	1	12	—	16	—	18	3
Non-U.S. loans
Cardmember	727	28	406	22	374	20	335	22	269	24
Other	25	1	24	1	33	1	24	2	20	2

	$3,295	100%	$2,609	100%	$1,876	100%	$1,211	100%	$1,034	100%

Cardmember receivables
U.S. cardmember receivables
Consumer	$256	53%	$474	54%	$844	53%	$666	55%	$659	56%
Commercial	93	17	113	16	104	16	99	16	96	16
Non-U.S. cardmember receivables
Consumer	148	18	173	17	167	18	188	17	166	17
Commercial	49	12	50	13	34	13	28	12	21	11

	$546	100%	$810	100%	$1,149	100%	$981	100%	$942	100%

CUSTOMER DEPOSITS

The following table presents the average balances and average interest rate paid for types of customer deposits segregated between U.S. and non-U.S. offices. Refer to Note 9, “Customer Deposits” on page 93 in the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2009		2008		2007
	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate	Average Balance (a)	Average Rate
U.S. customer deposits
Savings	$7,977	0.8%	$3,215	2.5%	$3,383	5.4%
Time	11,412	2.9	8,737	3.3	4,930	5.1
Other (b) (c)	249	0.5	178	—	77	—

Total U.S. customer deposits	19,638	2.0	12,130	3.0	8,390	5.2

Non-U.S. customer deposits
Time	497	5.0	791	5.7	1,180	6.5
Other (c)	301	2.3	641	6.7	841	6.3

Total Non-U.S. customer deposits	798	4.0	1,432	6.1	2,021	6.4

Total customer deposits	$20,436	2.1%	$13,562	3.3%	$10,411	5.4%

(a)	Averages are based on monthly balances.
(b)	The average balances include primarily non-interest-bearing and interest-bearing demand deposits.
(c)	Includes primarily non-interest-bearing demand, interest-bearing demand and savings deposits. None of these customer deposit categories exceeded 10 percent of average total customer deposits for any of the periods presented.

TIME CERTIFICATES OF DEPOSIT OF $100,000 OR MORE

The following table presents the amount of time certificates of deposit of $100,000 or more issued by the Company in its U.S. offices, further segregated by time remaining until maturity.

	By remaining maturity as of December 31, 2009
(Millions)	3 months or less	Over 3 months but within 6 months	Over 6 months but within 12 months	Over 12 months	Total
U.S. time certificates of deposits ($100,000 or more)	$71	$2	$15	$108	$196

As of December 31, 2009, the Company did not have time deposits of $100,000 or more issued by non-U.S. offices.

RETURN ON EQUITY AND ASSETS

The following table presents the Company’s return on average total assets, return on average shareholders’ equity, dividend payout ratio, and average shareholders’ equity to average total assets ratio.

Years Ended December 31, (Millions, except percentages and per share amounts)	2009	2008	2007
Net income	$2,130	$2,699	$4,012
Net income per share—basic (a)	$1.54	$2.33	$3.40
Dividends declared per share	$0.72	$0.72	$0.63
Return on average total assets (b)	1.8%	2.0%	3.0%
Return on average shareholders’ equity (c)	14.6%	22.3%	37.3%
Dividend payout ratio (d)	46.8%	30.9%	18.5%
Average shareholders’ equity to average total assets ratio	12.0%	9.1%	8.0%

(a)	Effective January 1, 2009, guidance for determining whether instruments granted in share-based payment transactions are participating securities requires that restricted stock awards be included in the computation of basic and diluted earnings per share pursuant to the two-class method. Accordingly, the Company has retrospectively adjusted EPS for 2008 and 2007.
(b)	Based on the year’s net income as a percentage of average total assets calculated using monthly average balances.
(c)	Based on the year’s net income as a percentage of average shareholders’ equity calculated using monthly average balances.
(d)	Calculated on the year’s dividends declared per share as a percentage of the year’s net income per basic share.

SHORT-TERM BORROWINGS

The following table presents amounts and weighted average rates for categories of short-term borrowings. Refer to Note 10, “Debt” on page 94 in the Annual Report for additional information.

Years Ended December 31, (Millions, except percentages)	2009	2008	2007
Commercial paper
Balance at the end of the year	$975	$7,272	$10,490
Monthly average balance outstanding during the year	$1,990	$10,638	$7,807
Maximum month-end balance during the year	$5,201	$14,634	$10,490
Stated rate at December 31 (a)	0.19%	2.20%	4.36%
Weighted average rate during the year	1.50%	2.90%	5.15%

Federal funds purchased and securities sold under repurchase agreements (b)
Balance at the end of the year	$—	$470	$2,434
Monthly average balance outstanding during the year	$48	$1,493	$1,974
Maximum month-end balance during the year	$86	$2,972	$3,358
Stated rate at December 31 (a)	—%	1.30%	4.98%
Weighted average rate during the year	0.76%	3.58%	5.01%

Other short-term borrowings
Balance at the end of the year	$1,369	$1,251	$4,837
Monthly average balance outstanding during the year	$956	$2,794	$5,794
Maximum month-end balance during the year	$1,369	$4,244	$6,632
Stated rate at December 31 (a)	0.85%	1.90%	4.83%
Weighted average rate during the year	0.70%	4.33%	3.98%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of December 31, 2009, 2008, and 2007, respectively.
(b)	Includes term federal funds purchased and overnight federal funds purchased.

Short-term borrowings, including commercial paper and federal funds purchased, are defined as any debt instrument with an original maturity of 12 months or less. Federal funds purchased represent overnight and term funds as well as Federal Home Loan Bank advances. Commercial paper generally is issued in amounts not less than $100,000 and with maturities of 270 days or less. Other short-term borrowings include interest-bearing overdrafts with banks, interest bearing amounts due to merchants in accordance with merchant service agreements, as well as other short-term borrowings.

ITEM 1A.	RISK FACTORS

This section highlights specific risks that could affect our Company and its businesses. You should carefully consider each of the following risks and all of the other information set forth in this Annual Report on Form 10-K. Based on the information currently known to us, we believe the following information identifies the most significant risk factors affecting our Company. However, the risks and uncertainties our Company faces are not limited to those described below. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

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

Ongoing concerns over the availability and cost of credit, the mortgage and real estate markets, sovereign debt crises, fear of a double-dip recession and geopolitical issues have contributed to uncertain expectations for the economy and the markets going forward. These factors, combined with still relatively low levels of business and consumer confidence and increased unemployment, continue to impact global economies, which helped drive declines in credit and charge card usage and adverse changes in payment patterns by consumers and businesses. It is unclear the degree to which the U.S. government’s economic stimulus spending will foster economic growth in the United States during the remainder of 2010. This environment has had, and may continue to have, an adverse effect on us, in part because we are very dependent upon consumer and business behavior. If the economy were to worsen, customer behaviors could change further. For example, Cardmembers could decide to redeem Membership Rewards points at abnormally high levels to replace cash expenditures.

Factors such as consumer spending, business investment, government spending, interest rates, the volatility and strength of the capital markets and inflation all affect the business and economic environment and, ultimately, our profitability. An economic downturn characterized by higher unemployment, lower family income, lower corporate earnings, lower business investment and lower consumer spending is likely to materially and adversely affect our business, results of operations and financial condition. Furthermore, the factors discussed above may cause our earnings, credit metrics and margins to fluctuate and diverge from expectations of analysts and investors, who may have differing assumptions regarding their impact on our business, and may impact the trading price of our common shares.

The scarcity of available credit, lack of confidence in the financial markets, reduced consumer and business spending, and credit metric performance also pose other risks to our results of operations and financial condition. In particular, we may face the following risks, among others, in connection with these events:

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

•

In the event the respective three-month average rate of excess spread earned on credit card loans and charge card receivables securitized by us falls below certain designated levels, the securitization trusts established by us would be required to fund a cash reserve account (from cash that would normally revert back to us through the collection process), or, in the event such three-month average should fall below zero, the securitization trusts established by us would be required to amortize earlier than scheduled, which would accelerate our need for additional funding.

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

Terrorist attacks, natural disasters or other catastrophic events may have a negative effect on our business. Because of our proximity to the World Trade Center, our headquarters were damaged as a result of the terrorist attacks of September 11, 2001. Similar events or other disasters or catastrophic events in the future could have a negative effect on our businesses and infrastructure, including our information technology systems. Because we derive a portion of our revenues from travel-related spending, our business will be sensitive to safety concerns, and thus is likely to decline during periods in which travelers become concerned about safety issues or when travel might involve health-related risks.

If the conditions described above (or similar ones) persist or worsen, we could experience continuing or increased adverse effects on our results of operations and financial condition.

Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital.

The global money and capital markets, while demonstrating generally improved conditions, remain susceptible to volatility and disruption, which could negatively impact market liquidity conditions.

We need liquidity to pay operating expenses, interest on debt and dividends on capital stock and to repay maturing liabilities. Without sufficient liquidity, we could be forced to limit our investments in growth opportunities or curtail operations. The principal sources of our liquidity are payments from Cardmembers, cash flow from our investment portfolio and assets, consisting mainly of cash or assets that are readily convertible into cash, deposits placed with the Company’s U.S. banks, debt instruments such as unsecured medium- and long-term notes and asset securitizations, and long-term committed bank borrowing facilities in certain non-U.S. markets.

Notwithstanding our solid financial position, we are not immune from pressures experienced broadly across the financial markets. The fragility of the credit markets and the current economic and regulatory environment have impacted financial services companies. Although the market for our unsecured term debt and asset securitizations has improved since the third quarter of 2009, there is no assurance that the markets will be open to us in the future. Therefore, our ability to obtain financing in the debt capital markets for unsecured term debt and asset securitizations is dependent on investor demand. In addition, our liquidity position will be impacted by our ability to meet our objectives with respect to the growth of our brokered retail CD program and brokerage sweep account program and the implementation of our direct deposit initiative. We also would have less flexibility in accessing the commercial paper market as a short-term funding vehicle due to Credco’s short-term debt rating and the volatility in the commercial paper market generally.

In the event that current sources of liquidity, including internal sources, do not satisfy our needs, we would be required to seek additional financing. The availability of additional financing will depend on a variety of factors such as market conditions, the general availability of credit and consumer deposits, the overall availability of credit to the financial services industry, our credit ratings (which were downgraded in April 2009 by two of the major ratings agencies), and credit capacity, as well as the possibility that lenders or depositors could develop a negative perception of our long- or short-term financial prospects if we incur large credit losses or if the level of our business activity decreases due to an economic downturn.

Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. While we experienced some positive credit trends in the latter half of 2009, if the performance of our charge card and credit card portfolios were to weaken through increasing delinquencies and write-offs, our long-term and short-term debt ratings could be further downgraded and our access to capital could be materially adversely affected and our cost of capital could increase. Disruptions, uncertainty or volatility in the capital and credit markets may also limit our access to capital required to operate our business. Such market conditions may limit our ability to replace, in a timely manner, maturing liabilities, satisfy regulatory capital requirements and access the capital necessary to grow our business. As such, we may be forced to delay raising capital or bear an unattractive cost to raise capital, which could decrease profitability and significantly reduce financial flexibility. If levels of market disruption and volatility worsen, there can be no assurance that we will not experience an adverse effect, which may be material, on our ability to access capital and on our business, financial condition and results of operations.

For a further discussion of our liquidity and funding needs, see “Financial Review—Funding Programs and Activities” on pages 40-43 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

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

Any reduction in the Company’s and its subsidiaries’ credit ratings could increase the cost of our funding from, and restrict our access to, the capital markets and have a material adverse effect on our results of operations and financial condition.

Although the Company’s and its subsidiaries’ long-term debt is currently rated investment grade by the major rating agencies, the ratings of that debt have been downgraded during the second quarter of 2009 by Moody’s Investors Services (“Moody’s”) and Standard & Poor’s (“S&P”), two of the major rating agencies. The rating agencies regularly evaluate the Company and its subsidiaries, and their ratings of the Company’s and its subsidiaries’ long-term and short-term debt are based on a number of factors, including their financial strength as well as factors not entirely within their control, including conditions affecting the financial services industry generally, and the wider state of the economy. There can be no assurance that the Company and its subsidiaries will maintain their current respective ratings. Failure to maintain those ratings could, among other things, adversely limit our access to the capital markets and adversely affect the cost and other terms upon which the Company and its subsidiaries are able to obtain funding.

We cannot predict what actions rating agencies may take. As with other companies in the financial services industry, the Company’s and its subsidiaries’ ratings could be downgraded at any time and without any notice by any of the rating agencies.

Adverse currency fluctuations and foreign exchange controls could decrease revenue we receive from our international operations.

During 2009, over 32% of our revenue net of interest expense was generated from activities outside the United States. We are exposed to foreign exchange risk from our international operations, and some of the revenue we generate outside the United States is subject to unpredictable and indeterminate fluctuations if the values of other currencies change relative to the U.S. dollar. Resulting exchange gains and losses are included in our net income. Furthermore, we may become subject to exchange control regulations that might restrict or prohibit the conversion of our other revenue currencies into U.S. dollars. The occurrence of any of these events or circumstances could decrease the revenues we receive from our international operations and have a material adverse effect on our results of operations.

Legal and Regulatory Risks

The Credit Card Accountability Responsibility and Disclosure Act of 2009 will significantly impact our business practices and could have a material adverse effect on our results of operations.

The CARD Act requires the Company to make fundamental changes to many of our current business practices, including marketing, underwriting, pricing and billing. Among other things, the CARD Act prohibits an issuer from increasing the APR on outstanding balances (with limited exceptions), requires additional account disclosures, provides consumers with the right to opt out of significant changes to account terms, and restricts penalty fees and charges that may be imposed by an issuer.

Most of the requirements of the CARD Act become effective in February 2010. Additional amendments to Regulation Z revising the open-end credit disclosure requirements become effective on July 1, 2010. Two provisions of the CARD Act do not come into effect until August 22, 2010. One of these provisions addresses the reasonableness and proportionality of penalty fees charged. The other provision requires issuers to evaluate past interest rate increases twice per year. The Federal Reserve is required to adopt regulations implementing these provisions, but has not yet done so. Because implementing regulations are not final, it is difficult to assess the impact of these two provisions. However, the regulations implementing these provisions could have a significant impact on our results of our operations.

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

Proposed legislative and regulatory reforms could, if enacted or adopted, result in our business becoming subject to significant and extensive additional regulations, which could adversely affect our results of operations and financial condition.

The extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to numerous proposals for legislative and regulatory reform that could substantially intensify the regulation of the financial services industry and that may significantly impact the Company. These proposals include the following:

•

Establishing a federal consumer financial protection agency that would have, among other things, broad authority to regulate, and take enforcement actions against, providers of credit, savings, payment and other consumer financial products and services.

•

Requiring heightened scrutiny and stricter regulation of any financial institution whose combination of size, leverage and interconnectedness could pose a threat to financial stability if it failed, restricting the activities of such institutions, and allowing regulators to dismantle large or systemically important banks and financial institutions, even healthy ones, if they are considered a grave risk to the economy.

•

Requiring large financial institutions, including, as proposed, American Express, to contribute to a fund that would be used to recover the cost of dismantling a bank or financial institution that is dismantled because it poses a grave risk to the economy.

•

Changing requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization, as well as enhanced disclosure requirements for asset securitizations.

•	Tightening controls on the ability of banking institutions to engage in transactions with affiliates.

•

Assessing financial institutions with over $50 billion in consolidated assets, including, as proposed, American Express, with a “financial crisis responsibility fee” assessed at approximately 0.15% of total assets (less Tier 1 capital and less FDIC-assessed deposits). The fee as proposed would last for at least the next ten years and has been proposed for the purpose of recovering projected losses from the Troubled Asset Relief Program.

•	Limiting the size and activities of financial institutions, including proposals to repeal portions of the Gramm-Leach-Bliley Act.

•

Amending regulatory capital standards, and increasing regulatory capital requirements, for banks and other financial institutions, including American Express and its insured depository institution subsidiaries, and establishing new formulaic liquidity requirements applicable to financial institutions, including those proposals described above under “Supervision and Regulation—Proposed Capital and Liquidity Requirements” on pages 38-39.

•

Establishing heightened standards for and increased scrutiny of compensation policies at financial institutions, including those proposals described above under “Supervision and Regulations—Compensation Practices” on pages 44-45.

Lawmakers and regulators in the United States and worldwide continue to consider these and a number of other wide-ranging and comprehensive proposals for altering the structure, regulation and competitive relationships of the nation’s financial institutions. For example, separate comprehensive financial reform bills were introduced in both houses of Congress in the second half of 2009, and the U.S. House of Representatives passed a financial reform bill in December of 2009, but similar action has not been taken by the U.S. Senate.

In addition to proposed legislation effecting the financial services industry, our results of operations could be adversely impacted by other legislative action or inaction, including the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which could increase our effective tax rate and have an adverse impact on our net income.

We cannot predict the final form, or effects on American Express, of these or other potential or proposed reforms. These and other potential or proposed legislative and regulatory changes could impact the profitability of the Company’s business activities, limit our ability to pursue business opportunities, require the Company to change certain of its business practices or alter its relationships with customers, affect retention of key Company personnel, or expose the Company to additional costs (including increased compliance costs). Such changes also may require us to invest significant management attention and resources to make any necessary changes and could adversely affect our results of operations and financial condition.

Please see “Supervision and Regulation” on pages 35-45 for more information about the regulation to which we are subject.

Potential actions by the FDIC and the rating agencies could impact the Company’s ABS program.

The credit rating agencies are assessing the potential impact of the adoption of recently issued accounting standards for transfers of financial assets and for consolidation of variable interest entities (the “New Accounting Standards”) on credit ratings of the securities issued by securitization trusts within the overall asset-backed securities market. (The New Accounting Standards, previously issued as FASB Statements Nos. 166 and 167, are discussed further in Note 1 to our Consolidated Financial Statements, which you can find on page 76 of our 2009 Annual Report to Shareholders and which is incorporated herein by reference.) In particular, the agencies are assessing the FDIC’s safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the safe harbor rule, the FDIC will not reclaim any financial asset transferred in connection with a securitization, provided that such transfer meets all conditions for GAAP sale accounting. Although the FDIC extended, on an interim basis, the safe harbor rule to some transfers of financial assets in connection with securitizations where the transfer will no longer qualify for sale accounting treatment under GAAP as a result of the New Accounting Standards, the Company cannot predict how the FDIC will act and whether or to what extent the safe harbor rule might apply in the future. Because the adoption of the New Accounting Standards may cause some asset transfers to securitization trusts to no longer be deemed asset sales for accounting purposes within a company’s consolidated group, the rating agencies have indicated that they may ultimately conclude that the safe harbor no longer applies and, in certain cases, that the highest rating an ABS security could receive would be based on the sponsoring bank’s unsecured debt rating, rather than relying on their separate evaluation of the securitization trust. Accordingly, the ability of the Company’s securitization programs to receive or maintain AAA ratings on ABS securities under the same terms and conditions as it has done in the past, or at all, is subject to uncertainty. Any action by the rating agencies as described above could adversely impact the Company’s ability to utilize ABS as a source of funding for its business.

Our financial condition and results of operations could be adversely affected by increases in FDIC deposit insurance assessments.

FDIC deposit insurance assessments have become considerably higher recently because market developments have significantly depleted the FDIC deposit insurance fund and reduced the ratio of reserves to insured deposits. The failure of additional insured depository institutions could result in further depletion of the deposit insurance fund. Assessments may continue to increase, and special assessments may be levied, until the value of the fund has returned to levels the FDIC determines appropriate. We generally cannot control the amount of premiums that we are required to pay for FDIC insurance. We cannot predict whether, or to what extent, the FDIC will increase deposit insurance assessments further or whether the FDIC will levy additional special assessments. Further increase in assessments, or imposition of special assessments, by the FDIC could have a material adverse effect on our results of operations and financial condition.

Our business, financial condition and results of operations could be adversely affected by new regulation and supervision to which we are subject as a result of becoming a bank holding company.

On November 14, 2008, American Express Company and TRS each became bank holding companies under the BHC Act and have elected to be treated as financial holding companies under the BHC Act. As a result of becoming a bank holding company, we are subject to regulation by the Federal Reserve, including, without limitation, consolidated capital regulation at the holding company level, maintenance of certain capital and management standards in connection with our two U.S. depository institutions and restrictions on our non-banking activities under the Federal Reserve’s regulations. For additional information about this change in regulatory status, please see “Supervision and Regulation—General” beginning on page 35 above.

If we fail to satisfy regulatory requirements applicable to bank holding companies, our financial condition and results of operations could be adversely affected.

We are subject to restrictions that limit our ability to pay dividends and repurchase our capital stock.

We are limited in our ability to pay dividends by our regulators who could prohibit a dividend that would be considered an unsafe or unsound banking practice. For example, it is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of earnings, and only if prospective earnings retention is consistent with the organization’s expected future needs, asset quality, and financial condition. For more information on bank holding company dividend restrictions, please see “Financial Review—Share Repurchases and Dividends” on page 40 and Note 23 on page 119 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference.

Banks, card issuers and card network operators generally are the subject of increasing global regulatory focus, which may impose costly new compliance burdens on our Company and lead to decreased transaction volumes and revenues through our network.

We are subject to regulations that affect banks and the payments industry in the United States and many other countries in which our charge and credit Cards are used and where we conduct banking and Card activities. In particular, we are subject to numerous regulations applicable to financial institutions in the United States and abroad. We are also subject to regulations as a provider of services to financial institutions. Regulation of the payments industry has increased significantly in recent years. For example, we are subject to certain provisions of the Bank Secrecy Act as amended by the Patriot Act, with regard to maintaining effective anti-money laundering programs. Increased regulatory focus in this area could result in additional obligations or restrictions with respect to the types of products and services we may offer to consumers, the countries in which our charge and credit Cards may be used, and the types of cardholders and merchants who can obtain or accept our charge and credit Cards. In addition, the European Union has adopted a new legislative directive, called the Payment Services Directive, for electronic payment services, including cards, that puts in place a common legal framework for licensing and supervision of payment services providers, including card issuers and merchant acquirers, and for their conduct of business.

The U.S. Congress is also presently considering, or may consider, legislative initiatives in the area of Internet transactions, such as Internet prescription drug purchases and copyright and trademark infringement, among others, that could impose additional compliance burdens on our Company. Federal and state law enforcement authorities have also contacted payment companies concerning these issues. If implemented, these initiatives may require us to monitor, filter, restrict, or otherwise oversee various categories of charge and credit card transactions, thereby increasing our costs or decreasing our transaction volumes. Various regulatory agencies and legislatures are also considering regulations and legislation covering identity theft, account management guidelines, disclosure rules, security, and marketing that would impact us directly, in part due to increased scrutiny of our underwriting standards. These new requirements may restrict our ability to issue charge and credit cards or partner with other financial institutions, which could decrease our transaction volumes. In some circumstances, new regulations and legislation could have the effect of limiting our ability to offer new types of charge or credit cards or restricting our ability to offer existing Cards, such as stored value cards, which could materially and adversely reduce our revenues and revenue growth.

In recent years, regulators in several countries outside the United States have focused on the fees involved in the operation of card networks, including interchange fees paid to card issuers and the fees merchants are charged to accept cards. Regulators in the United Kingdom, Canada, New Zealand, Poland, Italy, Switzerland, Germany, Hungary, the European Union (EU), Australia, Brazil, Mexico, and Venezuela, among others, have conducted investigations that are either ongoing or on appeal. The interchange fee, which is the collectively set fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard, is generally the largest component of the merchant service charge charged to merchants for bankcard debit and credit card acceptance in these systems. By contrast, the American Express network does not have collectively set interchange fees. Although the regulators’ focus has primarily been on Visa and MasterCard as the dominant card networks and on their operations on a multilateral basis, antitrust actions and government regulation of the bankcard associations’ pricing could ultimately affect all networks. Lower interchange and/or merchant discount revenue may lead card issuers to look for other sources of revenue such as higher annual card fees or interest charges, as well as to reduce costs by scaling back or eliminating rewards programs.

In the United States, Congress continues to debate the interchange issue. There have been several hearings on Visa/MasterCard interchange over the last several years, and in 2009 at the request of Congress, the Government Accountability Office (GAO) completed a study on the structure of interchange fees and their impact on consumers and merchants. The report provides a balanced view of the interchange issue and explains how large merchants would benefit and how consumers could be harmed by the pending legislative proposals. In 2009, legislation was reintroduced in Congress that would give all U.S. merchants antitrust immunity to negotiate collectively the price and terms of card acceptance on networks. The House Judiciary Committee bill covers networks with at least a 20% share of U.S. credit and debit card payments combined, which would not apply to the American Express network but, if enacted, would have an effect on American Express in the marketplace. The Senate version of the bill covers networks with at least 10% of U.S. credit or debit payments, which would apply to American Express. Both bills have a default process for having prices and terms set through government action rather than competitive forces. A similar version of the House bill (the “Credit Card Fair Fee Act”) was passed in the House Judiciary Committee in 2008. No action was taken on either of these bills in 2009. The House Financial Services Committee held a hearing on a third piece of interchange-related legislation that was reintroduced in 2009 (the “Credit Card Interchange Fees Act”), a bill that would regulate payment network rules, including the American Express network. No further action was taken on this bill. It is expected that Congressional hearings will continue in 2010 on the interchange issue. The Federal Reserve and various Federal Reserve Banks have been following developments on interchange and have held several conferences focused on interchange rates. While the Federal Reserve has expressed interest in monitoring this issue, it has not indicated the need to regulate interchange rates in the United States.

Increased regulatory focus on our Company, such as in connection with the matters discussed above, may increase our compliance costs or result in a reduction of transactions processed on our networks or merchant discount revenues from such transactions, which could materially and adversely impact our results of operations.

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

We are subject to regulations related to privacy and data security/breach, and we could be negatively impacted by these regulations. For example, in the United States, we are subject to the data security rule under the Gramm-Leach-Bliley Act. The data security rule requires that each financial institution develop, implement, and maintain a written, comprehensive information security program containing safeguards that are appropriate to the financial institution’s size and complexity, the nature and scope of the financial institution’s activities, and the sensitivity of any customer information at issue.

Further, a growing number of states, including, notably, Massachusetts and Nevada, have adopted broad-ranging data security regulations regarding the protection of customer and employee data that could result in higher compliance and technology costs for the Company, as well as potentially significant fines and penalties for non-compliance.

Many foreign jurisdictions in which we operate are also expanding the scope of their data security requirements and standards, as well as increasing enforcement activity in this area. In 1995, the European Parliament and Council passed European Directive 95/46/EC on the protection of individuals with regard to the processing of personal data and on the free movement of such data (commonly referred to as the Data Protection Directive), which obligates the controller of an individual’s personal data to take the necessary technical and organizational measures to protect personal data. The Data Protection Directive has been implemented through local laws regulating data protection in European Union Member States. As these laws expand throughout the European Union where we have a significant commercial presence, compliance costs are increasing, particularly in the context of ensuring that adequate data privacy protections and data transfer mechanisms are in place.

In addition to the foregoing enhanced data security requirements, various federal banking regulatory agencies, and as many as 45 states, the District of Columbia, Puerto Rico, and the Virgin Islands, have enacted data breach regulations and laws requiring varying levels of consumer notification in the event of a security breach. Data breach laws are also becoming more prevalent in other parts of the world where we operate, including Japan, Mexico and Germany. In many countries that have yet to impose automatic data breach notification requirements, regulators have increasingly used the threat of significant sanctions and penalties by data protection authorities to encourage voluntary notification and discourage data breaches. Many of these regulations also apply broadly to retailers/merchants that accept our cards; thus, to the extent they experience data security breaches, this presents additional risks for American Express and our Cardmembers. The heightened legislative and regulatory focus on data privacy and security, including requiring consumer notification in the event of a data breach, continues. The current 111th Congress will likely consider data security/data breach legislation in 2010 that, if implemented, could present new risks and costs for us.

We continue to seek ways to minimize these risks and costs internally by improving our own data privacy and security policies and practices, and externally through regular improvements to the PCI Data Security Standard and by placing strong contractual obligations on retailers/merchants that accept our Cards, as well as on our service providers, relating to data security and data breach. Still, increased regulation and enforcement activity throughout the world in the areas of data privacy and data security/breach may materially increase our costs and may decrease the number of our Cards that we issue, or restrict our ability to fully exploit our closed-loop capability, which could materially and adversely affect our profitability. Our failure to comply with the privacy and data security/breach laws and regulations to which we are subject could result in fines, sanctions, and damage to our global reputation and our brand.

Our success is dependent, in part, upon our executive officers and other key personnel, and the loss of key personnel could materially adversely affect our business.

Our success depends, in part, on our executive officers and other key personnel. Our senior management team has significant industry experience and would be difficult to replace. Our senior management team is relatively small and we believe we are in a critical period of competition in the financial services and payments industry. The market for qualified individuals is highly competitive, and we may not be able to attract and retain qualified personnel or candidates to replace or succeed members of our senior management team or other key personnel. As further described in “Supervision and Regulation—Compensation Practices” on pages 44-45, our compensation practices are subject to review and oversight by the Federal Reserve. As a large financial and banking institution, we may be subject to limitations on compensation practices, which may or may not affect our competitors, by the Federal Reserve, the FDIC or other regulators worldwide. These limitations, including any incentive compensation policies, could further affect our ability to attract and retain our executive officers and other key personnel. The loss of key personnel could materially adversely affect our business.

Litigation and regulatory actions could subject us to significant fines, penalties and/or requirements resulting in increased expenses.

Businesses in the credit card industry have historically been subject to significant legal actions, including class action lawsuits and patent claims. Many of these actions have included claims for substantial compensatory or punitive damages. In addition, we may be involved in various actions or proceedings brought by governmental regulatory agencies in the event of noncompliance with laws or regulations, which could subject us to significant fines, penalties or other requirements resulting in increased expenses and damage to our global reputation and our brand.

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

Our competitors may also be more efficient in introducing innovative products, programs and services than we are. Spending on our Cards could be impacted by consumer usage of debit cards, as we do not currently issue point-of-sale debit cards for use on the American Express Network. In fact, the purchase volume and number of transactions made with debit cards in the United States has grown more rapidly than credit and charge card transactions. In addition, to the extent alternative payment mechanisms and systems, such as aggregators, continue to successfully expand in the online payments space, our merchant revenues and our ability to access transaction data through our closed-loop network could be negatively impacted.

Regulators have recently put forward various proposals that may impact our businesses, including proposals relating to restrictions on the type of activities in which financial institutions are permitted to engage and the size of financial institutions, and proposals to impose taxes or fees on certain financial institutions. These or similar proposals, which may not apply to all of our competitors, could impact our ability to compete effectively.

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

We may not be successful in our efforts to promote Card usage through our marketing, promotion and rewards programs or to effectively control the costs of such programs, both of which may impact our profitability.

Our business is characterized by the high level of spending by our Cardmembers. Increasing consumer and business spending and borrowing on our payment services products, particularly credit and charge Cards and Travelers Cheques and other prepaid products, and growth in Card lending balances, depend in part on our ability to develop and issue new or enhanced Card and prepaid products and increase revenues from such products. One of the ways in which we attract new Cardmembers, reduce Cardmember attrition and seek to capture a greater share of customers’ total spending on Cards issued on our network, both in the United States and in our international operations, is through our Membership Rewards program, as well as other Cardmember benefits. We may not be able to cost effectively manage and expand Cardmember benefits, including containing the growth of marketing, promotion and rewards expenses and Cardmember services expenses. In addition, many credit card issuers have instituted rewards and co-brand programs that are similar to ours, and issuers may in the future institute programs that are more attractive to cardmembers than our programs.

Our ability to continue to invest in marketing, promotion and rewards programs, as well as our overall profitability, may be negatively impacted if we are unable to replace the payments provided to us under our previously disclosed litigation settlements with Visa and MasterCard once the aggregate settlement amounts have been paid in full through the fourth and second quarters of 2011, respectively.

Our brand and reputation are key assets of our Company, and our business may be affected by how we are perceived in the marketplace.

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

We have agreements with business partners in a variety of industries, including the airline industry, that represent a significant portion of our business. We are exposed to risks associated with these industries, including bankruptcies, restructurings, consolidations and alliances of our partners, and the possible obligation to make payments to our partners.

In the ordinary course of our business we enter into different types of contractual arrangements with business partners in a variety of industries. For example, we have partnered with Costco and Delta Air Lines to offer co-branded cards for consumers and small businesses, and through our Membership Rewards program we have partnered with businesses in many industries, most notably the airline industry, to offer benefits to Cardmember participants. The airline industry represents a significant portion of our billed business and in recent years has undergone bankruptcies, restructurings, consolidations and other similar events. In addition, under some types of these contractual arrangements, upon the occurrence of certain triggering events, we may be obligated to make payments to certain co-brand partners, merchants, vendors and customers. If we are not able to effectively manage the triggering events, we could unexpectedly have to make payments to these partners, which could have a negative effect on our financial condition and results of operations. Similarly, we have credit risk to certain co-brand partners relating to our prepayments for loyalty program points that will not be fully redeemed for multi-year periods. We are also exposed to risk from bankruptcies, restructurings, consolidations and other similar events that may occur in any industry representing a significant portion of our billed business, which could negatively impact particular card products and services (and billed business generally) and our financial condition and results of operations. For example, we could be materially impacted if we were obligated to or elected to reimburse Cardmembers for products and services purchased from merchants that are bankrupt or have ceased operations.

There could be continued significant consolidation in the airline industry, particularly in the United States, through mergers and/or grants of antitrust immunity to airline alliances and joint ventures. The United States Department of Transportation has granted antitrust immunity to members of the Skyteam Alliance and the Star Alliance, enabling them to closely coordinate their international operations and to launch highly integrated joint ventures in transatlantic and other markets. The Department of Transportation has granted preliminary approval of a similar request by members of the Oneworld Alliance for antitrust immunity. Among other things, this immunity permits alliance members to jointly price and manage capacity on covered routes, share revenues and costs, and coordinate sales and corporate contracts, outside of the scope of the antitrust laws. The European Commission’s review of each of these alliances is continuing. Increasing consolidation and expanded antitrust immunity could create challenges for our relationships with the airlines including by reducing our profitability on our airline business. Airlines are also some of the most important and valuable partners in our Membership Rewards program. If a participating airline merged with an airline that did not participate in Membership Rewards, the combined airline would have to determine whether or not to continue participation. Similarly, if one of our co-brand airline partners merged with an airline that had a competing co-brand card, the combined airline would have to determine which co-brand cards it would offer. If a surviving airline determined to withdraw from Membership Rewards or to cease offering an American Express co-brand card, our business could be adversely affected. For additional information relating to the agreements with Delta and general risks related to the airline industry, see “Financial Review—Exposure to Airline Industry” on page 60 of our 2009 Annual Report to Shareholders, which is hereby incorporated by reference.

Our reengineering and other cost control initiatives may not prove successful, and we may not realize all or a significant portion of the benefits we intended.

We have regularly undertaken, and are currently undertaking, a variety of efforts to reengineer our business operations in order to achieve cost savings and other benefits (including the reinvestment of such savings in key areas such as marketing, promotion, rewards and infrastructure), enhance revenue-generating opportunities and improve our operating expense to revenue ratio both in the short-term and over time. These efforts include cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing functions (including, among others, technologies operations), relocating certain functions to lower cost overseas locations, moving internal and external functions to the Internet to save costs and planned staff reductions relating to certain of these reengineering actions. If we do not successfully achieve these efforts in a timely manner or if we are not able to capitalize on these efforts, including the ability of the Global Services Group to generate an annualized level of gross expense savings of approximately $500 million by 2012, we may not realize all or a significant portion of the benefits we intended. Failure to achieve these benefits could have a negative effect on our financial condition and results of operations.

Our risk management policies and procedures may not be effective.

We must effectively manage credit risk related to consumer debt, business loans, settlement risk with regard to GNS partners, merchant bankruptcies, the rate of bankruptcies, and other credit trends that can affect spending on Card products, debt payments by individual and corporate customers and businesses that accept our Card products.

Credit risk is the risk of loss from obligor or counterparty default. We are exposed to both consumer credit risk, principally from Cardmember receivables and our other consumer lending activities, and institutional credit risk from merchants, GNS partners and GCC clients. Third parties may default on their obligations to us due to bankruptcy, lack of liquidity, operational failure or other reasons. Country, regional and political risks are components of credit risk. Rising delinquencies and rising rates of bankruptcy are often precursors of future write-offs and may require us to increase our reserve for loan losses. Higher write-off rates and an increase in our reserve for loan losses adversely affect our profitability and the performance of our securitizations, and may increase our cost of funds.

Although we make estimates to provide for credit losses in our outstanding portfolio of loans and receivables, these estimates may not be accurate. In addition, the information we use in managing our credit risk may be inaccurate or incomplete. Although we regularly review our credit exposure to specific clients and counterparties and to specific industries, countries and regions that we believe may present credit concerns, default risk may arise from events or circumstances that are difficult to foresee or detect, such as fraud. We may also fail to receive full information with respect to the credit risks of our customers.

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

We must also accurately estimate the fair value of the assets in our investment portfolio and, in particular, those investments that are not readily marketable.

Additionally, we must effectively manage liquidity risk to which we are exposed. Liquidity risk is defined as the inability to access cash and equivalents needed to meet business requirements and satisfy our obligations. If we are unsuccessful in managing our liquidity risk, we may maintain too much liquidity, which can be costly and limit financial flexibility, or we may be too illiquid, which could result in financial distress during a liquidity event. For additional information regarding our management of liquidity risk, see “Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs, access to capital and cost of capital” above.

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

Although we have devoted significant resources to develop our risk management policies and procedures and expect to continue to do so in the future, our hedging strategies and other risk management techniques may not be fully effective. See “Financial Review—Risk Management” on pages 47-49 of our 2009 Annual Report to Shareholders for a discussion of the policies and procedures we use to identify, monitor and manage the risks we assume in conducting our businesses. Management of credit, market and operational risk requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective.

An inability to accept or maintain deposits due to market demand or regulatory constraints could materially adversely affect our liquidity position and our ability to fund our business.

As an additional source of funding, our banking subsidiaries offer deposits to individuals through brokerage networks as well as directly to consumers.

As of December 31, 2009, we had approximately $26.3 billion in total customer deposits, a large portion of which was raised through brokerage networks. Many other financial services firms are increasing their use of deposit funding, and as such we may experience increased competition in the deposit markets, particularly as to brokerage networks. We cannot predict how this increased competition will affect deposit renewal rates, costs or availability. If we are required to offer higher interest rates to attract or maintain deposits, our funding costs will be adversely impacted.

Our ability to obtain deposit funding and offer competitive interest rates on deposits is also dependent on capital levels of our bank subsidiaries. The FDIA generally prohibits a bank, including our banking subsidiaries, from accepting brokered deposits or offering interest rates on any deposits significantly higher than the prevailing rate in its normal market area or nationally (depending upon where the deposits are solicited), unless (1) it is well-capitalized or (2) it is adequately capitalized and receives a waiver from the FDIC. A bank that is adequately capitalized generally may not pay an interest rate on any deposit, including direct-to-consumer deposits, in excess of 75 basis points over the national rate published by the FDIC. There are no such restrictions on a bank that is well-capitalized (provided such bank is not subject to a capital maintenance provision within a written agreement, consent order, order to cease and desist, capital directive, or prompt corrective action directive issued by its federal regulator). While we met the FDIC’s definition of “well-capitalized” as of December 31, 2008 and December 31, 2009, there can be no assurance that we will continue to meet this definition. Additionally, our regulators can adjust the requirements to be well-capitalized at any time and have authority to place limitations on our deposit businesses, including the interest rate we pay on deposits. An inability to attract or maintain deposits in the future could materially adversely affect our liquidity position and our ability to fund our business.

If our global network systems are disrupted or we are unable to process transactions efficiently or at all, our revenue and profitability would be materially reduced.

Our transaction authorization, clearing and settlement systems may experience service interruptions as a result of fire, natural disasters, power loss, disruptions in long distance or local telecommunications access, fraud, terrorism or accident. A natural disaster or other problem at our facilities could interrupt our services. Additionally, we rely on third-party service providers for the timely transmission of information across our global network. If a service provider fails to provide the communications capacity or services we require, as a result of natural disaster, operational disruption, terrorism or any other reason, the failure could interrupt our services, adversely affect the perception of our brands’ reliability and materially reduce our revenue and profitability.

We rely on third-party providers of various computer systems and other services integral to the operations of our businesses. These third parties may act in ways that could harm our business.

We operate a service network around the world. In order to achieve cost and operational efficiencies, we outsource to third-party vendors many of the computer systems and other services that are integral to the operations of our global businesses. A significant amount of this outsourcing occurs in developing countries. We are subject to the risk that certain decisions are subject to the control of our third-party service providers and that these decisions may adversely affect our activities. In addition, the management of multiple third-party vendors increases our operational complexity and decreases our control. It is also possible that the cost efficiencies of certain outsourcings will decrease as the demand for these services increases around the world.

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

On November 24, 2009, a putative class action captioned Amick v. American Express Travel Related Services Co., was filed in the U.S. District Court for the Southern District of New York seeking to recover unpaid wages and overtime compensation at one of the Company’s call centers. The Plaintiff seeks to represent all similarly situated employees in a collective action under the Fair Labor Standards Act (“FLSA”) and in a Rule 23 class action under the North Carolina Wage and Hour Act. On January 26, 2010, the Court granted the Company’s motion to transfer the case to the U.S. District Court for the Middle District of North Carolina.

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants. The case captioned as City of Tallahassee Retirement System v. Akerson et al. alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time such charges were entered was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to American Express Bank Limited’s (AEBL) and TRS’s anti-money laundering programs. The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges.” The complaint seeks monetary damages on behalf of the Company. The defendants filed a motion to dismiss the complaint and in October 2009, the Court dismissed the complaint against all defendants. The plaintiff has filed a Notice of Appeal of the dismissal.

In December 2008, a putative class action captioned Obester v. American Express Company, et. al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The Company is also a defendant in three other putative class actions making allegations similar to those made in the Obester matter: Tang v. American Express Company, et. al., filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et. al., filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et. al., filed on February 10, 2009 in the United States District Court for the Southern District of New York. American Express has filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended complaint, captioned In Re American Express ERISA Litigation. American Express’ motion to dismiss this action is pending with the Court.

On February 20, 2009, a putative class action captioned, Brozovich v. American Express Co., Kenneth I. Chenault and Daniel T. Henry, was filed in the United States District Court for the Southern District of New York. The lawsuit alleged violations of the federal securities laws in connection with certain alleged misstatements regarding the credit quality of the Company’s credit card customers. The purported class covered the period from March 1, 2007 to November 12, 2008. The action sought unspecified damages and costs and fees. The Brozovich action was subsequently voluntarily dismissed. On March 27, 2009, a putative class action, captioned Baydale v. American Express Co., Kenneth I. Chenault and Daniel Henry, which makes similar allegations to those made in the Brozovich action, was filed in the United States District Court for the Southern District of New York. On October 13, 2009, plaintiff in the Baydale action filed an Amended Consolidated Class Action Complaint in the action. The Company has filed a motion to dismiss and that motion is pending with the Court.

U.S. Card Services and Global Merchant Services Matters

Beginning July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have since all been consolidated in the U.S. District Court for the Southern District of New York under the caption: “In re American Express Merchants’ Litigation”. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al., The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. On April 30, 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. On March 15, 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the Court’s arbitration ruling and on January 30, 2009, the United States Court of Appeals for the Second Circuit reversed the District Court. The Company has filed with the United States Supreme Court a petition of certiorari from the Second Circuit’s arbitration ruling. That petition is pending. The Company also filed a motion to dismiss the action filed by the Marcus Corporation, which was denied in July 2005. On October 1, 2007, Marcus filed a motion seeking certification of a class. On March 30, 2009, the Court denied the plaintiffs’ motion for class certification without prejudice to renew upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 30th order. In September 2008, American Express moved for summary judgment seeking dismissal of Marcus’ complaint and the plaintiff Marcus cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. One case making similar allegations was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request the California Superior Court hearing the Hayama action referenced above to stay that action. To date the Hayama action has been stayed.

On February 19, 2009, an amended complaint was filed in In Re: American Express Merchants’ Litigation. The amended complaint contains a single count alleging a violation of federal antitrust laws through an alleged unlawful tying of: (a) corporate, small business and/or personal charge card services; and (b) Blue, Costco and standard GNS credit card services.” In addition, on February 19, 2009, a new complaint making the same allegations as made in the amended complaint filed in In Re: American Express Merchants’ Litigation was also filed in the United States District Court for the Southern District of New York. That new case is captioned: Greenporter LLC and Bar Hama LLC, on behalf of themselves and all others similarly situated v. American Express Company and American Express Travel Related Services Company, Inc. Proceedings in the Greenporter action and on the amended complaint filed in In Re: American Express Merchant’s Litigation have been held in abeyance pending the disposition of the motions for summary judgment in the Marcus case.

Beginning August 2005, the Company has been named in a number of putative class actions alleging that the Company’s policy prohibiting merchants from imposing restrictions on the use of American Express Cards violates U.S. antitrust laws. These cases are now all consolidated in the U.S. District Court for the Southern District of New York under the caption: “In Re: American Express Anti-Steering Rules Antitrust Litigation”. The plaintiffs’ complaint seeks injunctive relief and unspecified damages. These plaintiffs have agreed that a stay would be imposed with regard to their respective actions pending the appeal of the Court’s arbitration ruling discussed above. Given the ruling of the Second Circuit (discussed above), the stay has been lifted, and American Express’s response to the complaint was filed in April 2009. On December 1, 2009, the United States Judicial Panel on Multi-District Litigation denied the plaintiffs motion to consolidate their cases with the individual suits discussed below pending in the U.S. District Court for the Eastern District of New York. The U.S. District Court for the Southern District of New York entered a scheduling order on December 28, 2009.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws. As alleged by the plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court has not yet ruled on the motion to dismiss and entered a scheduling order on January 26, 2010.

In July, 2009, a putative class action, captioned The Wild Grape v. American Express Company, et al., was filed in the U.S. District Court for the Central District of California. The complaint challenges American Express’s policy of retaining the discount charged to certain merchants when underlying purchases are returned to the merchant by an American Express cardmember for a refund. The complaint seeks certification of a California-only class. American Express has filed a motion to dismiss the complaint.

In June 2009, a putative class action, captioned Mesi v. American Express Centurion Bank, was filed in U.S. District Court for the Central District of California. The complaint seeks to certify a class of American Express cardmembers with billing addresses in 16 different states “whose interest rates on their outstanding balances were retroactively increased” by the Company. The complaint seeks, among other things, damages “in excess of $5,000,000” and unspecified injunctive relief. The complaint has been amended twice by plaintiff. On December 7, 2009, the Court ordered that the matter be stayed pending decisions on relevant legal issues in other cases not involving American Express.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increases. American Express filed a motion to compel arbitration, and plaintiff has indicated they will amend their complaint to limit the class to California residents only.

In January 2006, in a matter captioned Hoffman, et al. v. American Express Travel Related Services Company, Inc., No. 2001-02281, Superior Court of the State of California, County of Alameda, the Court certified a class action against TRS. In a case management order dated April 8, 2008, the Court defined two classes as follows: (1) all persons who obtained American Express charge cards governed by New York law with billing addresses in California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008, and (2) all persons who obtained American Express charge cards governed by New York law with billing addresses in states other than California who purchased American Express’ fee based travel related insurance plans from September 6, 1995, through February 12, 2008. The Court denied the plaintiff’s motion to certify a class to pursue claims on behalf of persons who held American Express credit cards governed by Utah law. Plaintiffs allege that American Express violated California and New York law by allegedly billing customers for flight and baggage insurance that they did not receive. American Express denies the allegations. American Express filed a motion for summary judgment asking that the case be dismissed as a matter of law. The summary judgment motion was partially granted in July 2008 when the Court dismissed certain claims against American Express including claims for punitive damages. Certain other claims survived summary judgment. A trial on the remaining claims began in November 2008. The Company prevailed in Phase 1 of that trial with the Court ruling that the contract between the Company and its cardmembers was not ambiguous and that the Company operated the air-flight and baggage insurance program consistent with the contract. On March 25, 2009, the Court entered a preliminary order in the Company’s favor in Phase 2 of the trial, finding that: (1) the contract is not unconscionable; (2) the Company did not violate California consumer protection laws; and (3) the Company did not violate New York consumer protection laws. The Court also awarded as-yet-to-be-determined costs to the Company. Plaintiff has filed a Notice of Appeal in the case. In addition, a matter making related allegations to those raised in the Hoffman case is pending in the U.S. District Court for the Eastern District of New York. That matter, captioned Environment Law Enforcement Systems v. American Express et al., has effectively been stayed pending the proceedings in the Hoffman action. Following the favorable March 25, 2009, ruling in Hoffman, the plaintiff in Environmental Law Enforcement Systems asked the Court to lift the stay and to allow plaintiff to obtain certain cardmember information. The Company opposed that request, and the Court denied the request. Lastly, on October 30, 2008, a case making allegations similar to those raised in the Hoffman case was filed in the United States District Court for the Southern District of Florida. That matter, captioned Kass v. American Express Card Services, Inc., American Express Company and American Express Travel Related Services, was filed as a putative class action on behalf of American Express credit card holders. On March 11, 2009, the Kass Court entered an order granting the joint motion of the parties to stay the case, and the Court also administratively closed the case.

In July 2004, a purported class action captioned Ross, et al. v. American Express Company, American Express Travel Related Services and American Express Centurion Bank was filed in the U.S. District Court for the Southern District of New York. The complaint alleges that American Express conspired with Visa, MasterCard and Diners Club in the setting of foreign conversion rates and in the inclusion of arbitration clauses in certain of their cardmember agreements. The suit seeks injunctive relief and unspecified damages. The class is defined as “all Visa, MasterCard and Diners Club general-purpose cardholders who used cards issued by any of the MDL Defendant Banks.” American Express cardholders are not part of the class. In September 2005, the Court denied the Company’s motion to dismiss the action and preliminarily certified an injunction class of Visa and MasterCard cardholders to determine the validity of Visa’s and MasterCard’s cardmember arbitration clauses. American Express filed a motion for reconsideration with the District Court, which motion was denied in September 2006. The Company filed an appeal from the District Court’s order denying its motion to compel arbitration. In October 2008, the U.S. Court of Appeals for the Second Circuit denied the Company’s appeal and remanded the case to the District Court for further proceedings. On January 22, 2010, the Court (1) certified a damage class of all Visa, MasterCard and Diners Club general purpose cardholders who used cards issued by any of the alleged co-conspiring banks during the period July 22, 2000 to November 8, 2006, and who were assessed a foreign transaction fee or surcharge and who have submitted valid claims in In Re Currency Conversion Antitrust Litigation.; and (2) the Court denied American Express’ motion to amend its answer to add the affirmative defense of release.

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

In January 2009, the Company signed a Memorandum of Understanding to resolve claims raised in a putative class action captioned Kaufman v. American Express Travel Related Services, pending in the United States District Court for the Northern District of Illinois. Since such time, the parties have entered into a settlement agreement that was submitted to the Court for preliminary approval, and a final ruling on preliminary approval remains pending. The allegations in Kaufman relate primarily to monthly service fee charges, with the critical claim being that the Company’s gift card product violates consumer protection statutes because consumers allegedly have difficulty spending small residual amounts on the gift cards prior to the imposition of monthly service fees. The proposed Settlement Class consists of “All purchasers, recipients and holders of all gift cards issued by American Express from January 1, 2002 through the date of preliminary approval of the Settlement, including without limitation, gift cards sold at physical retail locations, via the internet, or through mall co-branded programs.” Under the terms of the proposed settlement, in addition to certain non-monetary relief, the Company would pay $3 million into a settlement fund. Members of the settlement class would then be entitled to submit claims against the settlement fund to receive refunds of certain gift card fees, and any monies remaining in the settlement fund after payment of all claims would be paid to charity. In addition, the Company would make available to the settlement class for a period of time the opportunity to buy gift cards with no purchase fee. Finally, the Company would be responsible for paying class counsel’s reasonable fees and expenses and certain expenses of administering the class settlement. The Company is also a defendant in two other putative class actions making allegations similar to those made in Kaufman: Goodman v. American Express Travel Related Services, pending in the United States District Court for the Eastern District of New York, and Jarratt v. American Express Company, filed in California state court in San Diego. If the Kaufman settlement ultimately receives final approval, all related gift cards claims and suits would also be released.

International Matters

In May 2006, in a matter captioned Marcotte v. Bank of Montreal et al., filed in the Superior Court of Quebec, District of Montreal (originally filed in April 2003) the Court authorized a class action against Amex Bank of Canada, Bank of Montreal, Toronto-Dominion Bank, Royal Bank of Canada, Canadian Imperial Bank of Commerce, Scotiabank, National Bank of Canada, Laurentian Bank of Canada and Citibank Canada. The action alleges that conversion commissions made on foreign currency transactions are credit charges under the Quebec Consumer Protection Act (the QCPA) and cannot be charged prior to the 21-day grace period under the QCPA. The class includes all persons holding a credit card issued by one of the defendants to whom fees were charged since April 17, 2000, for transactions made in foreign currency before expiration of the period of 21 days following the statement of account. The class claims reimbursement of all foreign currency conversions,

CDN$400 per class member for trouble, inconvenience and punitive damages, interest and fees and costs. The trial in the Marcotte action commenced in September 2008 and was completed in November. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$7.1 million plus interest on the QCPA claims and individual claims to be made on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$21.52 per cardmember. The judgment has been appealed by all banks, including Amex Bank of Canada. The appeal is expected to be heard by the Quebec Court of Appeal in the fall of 2011.

In November 2006, in a matter captioned Sylvan Adams v. Amex Bank of Canada filed in the Superior Court of Quebec, District of Montreal (originally filed in November 2004), the Court authorized a class action against Amex Bank of Canada. The plaintiff alleges that prior to December 2003, Amex Bank of Canada charged a foreign currency conversion commission on transactions to purchase goods and services in currencies other than Canadian dollars and failed to disclose the commissions in monthly billing statements or solicitations directed to prospective cardmembers. The class, consisting of all Cardmembers in Quebec that purchased goods or services in a foreign currency prior to December 2003, claims reimbursement of all foreign currency conversion commissions, CDN$1,000 in punitive damages per class member, interest and fees and costs. The trial in the Adams action commenced, and was completed, in December 2008 after the conclusion of the trial in the Marcotte action. The Court rendered a judgment in favor of the plaintiffs against Amex Bank of Canada on June 11, 2009, and awarded damages in the amount of CDN$11.2 million plus interest on the non-disclosure claims. In addition, the Court awarded punitive damages in the amount of CDN$2.2 million. The judgment has been appealed by Amex Bank of Canada. The appeal is expected to be heard by the Quebec Court of Appeal in the fall of 2011.

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

Other Matters

During the last few years as regulatory interest in credit card network pricing to merchants and related issues has increased, the Company has responded to many inquiries from banking and competition authorities throughout the world. On October 14, 2008, the Company received a Civil Investigative Demand (“CID”), dated October 10, 2008, from the Antitrust Division of the United States Department of Justice (“DOJ”). A CID is a request for information in the course of a civil investigation and does not constitute the commencement of legal proceedings. The DOJ is permitted by statute to issue a CID to anyone whom it believes may have information relevant to an investigation. The receipt of a CID does not presuppose that there is probable cause to believe that a violation of the antitrust laws has occurred or that a formal complaint ultimately will be filed. The DOJ has requested the production of documents and information regarding the Company’s policies relating to merchant surcharging and its “anti-steering” policies that prohibit merchants from discriminating against the Card in favor of other forms of payment. The Company is cooperating with the DOJ’s request. The Company has also received a similar civil investigative demand from the attorney general of the state of Ohio. These investigations are ongoing.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

We did not submit any matters to a vote of our security holders during the last quarter of our fiscal year ended December 31, 2009.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

(a) Our common stock trades principally on The New York Stock Exchange under the trading symbol AXP. As of December 31, 2009, we had 41,273 common shareholders of record. You can find price and dividend information concerning our common stock in Note 27 to our Consolidated Financial Statements, which can be found on page 127 of our 2009 Annual Report to Shareholders, which note is incorporated herein by reference. For information on dividend restrictions, please see “Financial Review—Share Repurchases and Dividends” on page 40 and Note 23 on page 119 of our 2009 Annual Report to Shareholders, which information is incorporated herein by reference. You can find information on securities authorized for issuance under our equity compensation plans under the captions “Executive Compensation—Share Plans,” and “Executive Compensation—Equity Compensation Plan Information” to be contained in the Company’s definitive 2010 proxy statement for our Annual Meeting of Shareholders, which is scheduled to be held on April 26, 2010. The information to be found under such captions is incorporated herein by reference. Our definitive 2010 proxy statement for our Annual Meeting of Shareholders is expected to be filed with the SEC in March 2010 (and, in any event, not later than 120 days after the close of our most recently completed fiscal year).

Under the Treasury’s Capital Purchase Program pursuant to the Emergency Economic Stabilization Act of 2008, we announced on January 9, 2009, the receipt of aggregate proceeds of $3.39 billion from the Treasury in exchange for the sale to the Treasury of (i) 3,388,890 shares of our Fixed Rate Cumulative Perpetual Preferred Stock, Series A, par value $1.66 2/3 per share (the “Series A Preferred Stock”), having a liquidation preference per share equal to $1,000 and (ii) a ten-year warrant (the “Warrant”) to purchase up to 24,264,129 shares of our common shares at an initial per share exercise price of $20.95 per share. We repurchased all of the Series A Preferred Stock in June 2009 and repurchased the Warrant in July 2009. For additional information about these transactions, please see our Current Reports on Form 8-K filed on January 9, 2009, June 17, 2009 and July 29, 2009.

(b) Not applicable.

(c) The table below sets forth the information with respect to purchases of our common stock made by or on behalf of the Company during the quarter ended December 31, 2009.

Period	Total Number of Shares Purchased	Average Price Paid Per Share		Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1-31, 2009 Repurchase program (1) Employee transactions (2)	— 456	$	— 33.39	— N/A	100,018,968 N/A

November 1-30, 2009 Repurchase program (1) Employee transactions (2)	— 20,254	$	— 34.84	— N/A	100,018,968 N/A

December 1-31, 2009 Repurchase program (1) Employee transactions (2)	— 433,920	$	— 41.31	— N/A	100,018,968 N/A

Total Repurchase program (1) Employee transactions (2)	— 454,630	$	— 41.01	— N/A	100,018,968 N/A

(1)	At December 31, 2009, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares under various Board authorizations to repurchase up to an aggregate of 770 million shares of common stock, including purchases made under agreements with third parties.
(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, shall be the average of the high and low price of the Company’s common stock on the date the relevant transaction occurs.
(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	SELECTED FINANCIAL DATA

The “Consolidated Five-Year Summary of Selected Financial Data” appearing on page 128 of our 2009 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The information set forth under the heading “Financial Review” appearing on pages 18-65 of our 2009 Annual Report to Shareholders is incorporated herein by reference.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information set forth under the heading “Risk Management” appearing on pages 47-49 and in Note 12 to our Consolidated Financial Statements on pages 98-101 of our 2009 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The “Report of Independent Registered Public Accounting Firm” (PricewaterhouseCoopers LLP), the “Consolidated Financial Statements” and the “Notes to Consolidated Financial Statements” appearing on pages 67-127 of our 2009 Annual Report to Shareholders are incorporated herein by reference.

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

“Management’s Report on Internal Control over Financial Reporting,” which sets forth management’s evaluation of internal control over financial reporting, and the “Report of Independent Registered Public Accounting Firm” on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, appearing on pages 66 and 67 of our 2009 Annual Report to Shareholders, are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

Not applicable.

PART III

ITEMS 10, 11, 12 and 13.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE; EXECUTIVE COMPENSATION; SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS; CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We expect to file with the SEC, in March 2010 (and, in any event, not later than 120 days after the close of our last fiscal year), a definitive proxy statement, pursuant to SEC Regulation 14A in connection with our Annual Meeting of Shareholders to be held April 26, 2010, which involves the election of directors. The following information to be included in such proxy statement is incorporated herein by reference:

•	information included under the caption “Corporate Governance—Summary of the Company’s Corporate Governance Principles—Independence of Directors”

•	information included in the table under the caption “Corporate Governance—Membership on Board Committees”

•	information under the captions “Corporate Governance—Compensation and Benefits Committee—Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”

•	information included under the caption “Corporate Governance—Audit and Risk Committee”

•	information included under the caption “Compensation of Directors”

•	information included under the caption “Ownership of Our Common Shares”

•	information included under the caption “Item 1—Election of Directors”

•	information included under the caption “Executive Compensation”

•	information under the caption “Certain Relationships and Transactions”

•	information under the caption “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information set forth under the heading “Item 2—Ratification of the Appointment of Independent Registered Public Accounting Firm—Audit Fees;” “—Audit-Related Fees;” “—Tax Fees;” “—All Other Fees;” and “—Policy on Pre-Approval of Services Provided by Independent Registered Public Accounting Firm,” which will appear in the Company’s definitive proxy statement in connection with our Annual Meeting of Shareholders to be held April 26, 2010, is incorporated herein by reference.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)

1. Financial Statements:

The financial statements filed as a part of this report are listed on page F-1 hereof under “Index to Financial Statements,” which is incorporated herein by reference.

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

AMERICAN EXPRESS COMPANY

February 25, 2010	/s/ DANIEL T. HENRY
Daniel T. Henry Executive Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated.

/S/ KENNETH I. CHENAULT Kenneth I. Chenault Chairman, Chief Executive Officer and Director	/S/ JAN LESCHLY Jan Leschly Director

/S/ DANIEL T. HENRY Daniel T. Henry Executive Vice President and Chief Financial Officer	/S/ RICHARD C. LEVIN Richard C. Levin Director

/S/ JOAN C. AMBLE Joan C. Amble Executive Vice President and Comptroller	/S/ RICHARD A. MCGINN Richard A. McGinn Director

/S/ DANIEL F. AKERSON Daniel F. Akerson Director	/S/ EDWARD D. MILLER Edward D. Miller Director

/S/ CHARLENE BARSHEFSKY Charlene Barshefsky Director	/S/ STEVEN S REINEMUND Steven S Reinemund Director

/S/ URSULA M. BURNS Ursula M. Burns Director	/S/ ROBERT D. WALTER Robert D. Walter Director

/S/ PETER CHERNIN Peter Chernin Director	/S/ RONALD A. WILLIAMS Ronald A. Williams Director

February 25, 2010

AMERICAN EXPRESS COMPANY

INDEX TO FINANCIAL STATEMENTS

(Items 15(a)(1) and 15(a)(2) of Form 10-K)

	Form 10-K	Annual Report to Shareholders (Page)
American Express Company and Subsidiaries:
Data incorporated by reference from 2009 Annual Report to Shareholders:
Management’s report on internal control over financial reporting		66
Report of independent registered public accounting firm (PricewaterhouseCoopers LLP)		67
Consolidated statements of income for each of the three years in the period ended December 31, 2009		69
Consolidated balance sheets at December 31, 2009 and 2008		70
Consolidated statements of cash flows for each of the three years in the period ended December 31, 2009		71
Consolidated statements of shareholders’ equity for each of the three years in the period ended December 31, 2009		72
Notes to consolidated financial statements		73-128
Consent of independent registered public accounting firm	F-2

Schedules:

All schedules for American Express Company and subsidiaries have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the respective financial statements or notes thereto. Refer to Notes 4, 5 and 26 to the Consolidated Financial Statements in our 2009 Annual Report to Shareholders for information on accounts receivable reserves, loan reserves and condensed financial information of the Parent Company Only, respectively.

*            *            *

The Consolidated Financial Statements of American Express Company (including the report of independent registered public accounting firm) listed in the above index, which are included in our 2009 Annual Report to Shareholders, are hereby incorporated by reference. With the exception of the pages listed in the above index, unless otherwise incorporated by reference elsewhere in this Annual Report on Form 10-K, our 2009 Annual Report to Shareholders is not to be deemed filed as part of this report.

F-1

Exhibit 23.1

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We hereby consent to the incorporation by reference in the Registration Statements (Form S-8 No. 2-46918, No. 2-59230, No. 2-64285, No. 2-73954, No. 2-89680, No. 33-01771, No. 33-02980, No. 33-28721, No. 33-33552, No. 33-36442, No. 33-48629, No. 33-62124, No. 33-65008, No. 33-53801, No. 333-12683, No. 333-41779, No. 333-52699, No. 333-73111, No. 333-38238, No. 333-98479; and No. 333-142710; Form S-3 No. 2-89469, No. 33-43268, No. 33-50997, No. 333-32525, No. 333-45445, No. 333-47085, No. 333-55761, No. 333-51828, No. 333-113768, No. 333-117835, No. 333-138032 and 333-162791) of American Express Company of our report dated February 25, 2010, relating to the consolidated financial statements and the effectiveness of internal control over financial reporting, which appears in the 2009 Annual Report to Shareholders, which is incorporated by reference in this Annual Report on Form 10-K.

/s/ PricewaterhouseCoopers LLP

New York, New York
February 25, 2010

F-2

EXHIBIT INDEX

The following exhibits are filed as part of this Annual Report. The exhibit numbers preceded by an asterisk (*) indicate exhibits electronically filed herewith. All other exhibit numbers indicate exhibits previously filed and are hereby incorporated herein by reference. Exhibits numbered 10.1 through 10.28, 10.30 through 10.35, 10.39, 10.40, 10.45 and 10.46 are management contracts or compensatory plans or arrangements.

3.1	Company’s Restated Certificate of Incorporation (incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-3, dated July 31, 1997 (Commission File No. 333-32525)).

3.2	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

3.3	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2008).

3.4	Company’s Certificate of Amendment of the Certificate of Incorporation (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

3.5	Company’s By-Laws, as amended through February 23, 2009 (incorporated by reference to Exhibit 3.5 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

4.1	The instruments defining the rights of holders of long-term debt securities of the Company and its subsidiaries are omitted pursuant to Section (b)(4)(iii)(A) of Item 601 of Regulation S-K. The Company hereby agrees to furnish copies of these instruments to the SEC upon request.

4.2	Warrant to Purchase Common Stock (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

4.3	Form of Global Note for $1,250,000,000 principal amount of 7.25% Notes due May 20, 2014 (incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated May 19, 2009).

4.4	Form of Global Note for $1,750,000,000 principal amount of 8.125% Notes due May 20, 2019 (incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated May 19, 2009).

10.1	American Express Company 1998 Incentive Compensation Plan, as amended through July 25, 2005 (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2005).

10.2	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2004).

10.3	Amendment of American Express Company 1998 Incentive Compensation Plan Master Agreement, dated April 27, 1998 (for awards made prior to January 22, 2007) (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.4	American Express Company 1998 Incentive Compensation Plan Master Agreement, dated January 22, 2007 (for awards made on or after such date) (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.4 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.5	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 22, 2007 (filed January 26, 2007)).

10.6	Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 1998 Incentive Compensation Plan, as amended (for awards made after January 22, 2007) (incorporated by reference to Exhibit 10.6 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.7	American Express Company 2007 Incentive Compensation Plan, (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated April 23, 2007 (filed April 27, 2007)).

10.8	American Express Company 2007 Incentive Compensation Plan Master Agreement (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.8 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.9	Form of award agreement for executive officers in connection with Portfolio Grants under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2007).

10.10	Section 409A Amendments to form of award agreement for Portfolio Grants made under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.11	Form of award agreement for executive officers in connection with Performance Grant awards (a/k/a Incentive Awards) under the American Express Company 2007 Incentive Compensation Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.12	Description of Compensation Payable to Non-Management Directors (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed January 13, 2006)).

10.13	American Express Company Deferred Compensation Plan for Directors and Advisors, as amended through January 1, 2009 (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.14	American Express Company 2007 Pay-for-Performance Deferral Program Document (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 20, 2006 (filed November 22, 2006)).

10.15	Description of amendments to 1994 – 2006 Pay-for-Performance Deferral Programs (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.16	American Express Company 2006 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated November 21, 2005 (filed November 23, 2005)).

10.17	American Express Company 2005 Pay-for-Performance Deferral Program Guide (incorporated by reference to Exhibit 10.10 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2004).

10.18	Description of American Express Company Pay-for-Performance Deferral Program (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. l-7657), dated November 22, 2004 (filed January 28, 2005)).

10.19	Amendment to the Pre-2008 Nonqualified Deferred Compensation Plans of American Express Company (incorporated by reference to Exhibit 10.19 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.20	American Express Company Retirement Plan for Non-Employee Directors, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.21	Certificate of Amendment of the American Express Company Retirement Plan for Non-Employee Directors dated March 21, 1996 (incorporated by reference to Exhibit 10.11 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1995).

10.22	American Express Key Executive Life Insurance Plan, as amended (incorporated by reference to Exhibit 10.12 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the fiscal year ended December 31, 1991).

10.23	Amendment to American Express Company Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.24	Amendment to American Express Company Key Executive Life Insurance Plan, effective as of January 22, 2007 (incorporated by reference to Exhibit 10.22 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2006).

10.25	American Express Key Employee Charitable Award Program for Education (incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.26	American Express Directors’ Charitable Award Program (incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1990).

10.27	American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.20 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1988).

10.28	Amendment to American Express Company Salary/Bonus Deferral Plan (incorporated by reference to Exhibit 10.4 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1994).

10.29	Tax Allocation Agreement, dated May 27, 1994, between Lehman Brothers Holdings Inc. and the Company (incorporated by reference to Exhibit 10.2 of Lehman Brothers Holdings Inc.’s Transition Report on Form 10-K (Commission File No. 1-9466) for the transition period from January 1, 1994 to November 30, 1994).

10.30	American Express Company 1993 Directors’ Stock Option Plan, as amended (incorporated by reference to Exhibit 10.11 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2000).

10.31	American Express Senior Executive Severance Plan, effective January 1, 1994 (as amended and restated through January 1, 2009) (incorporated by reference to Exhibit 10.31 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.32	Amendments of (i) the American Express Supplemental Retirement Plan, (ii) the American Express Salary/Bonus Deferral Plan and (iii) the American Express Key Executive Life Insurance Plan (incorporated by reference to Exhibit 10.37 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1997).

10.33	American Express Supplemental Retirement Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.33 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.34	American Express Directors’ Stock Plan (incorporated by reference to Exhibit 4.4 of the Company’s Registration Statement on Form S-8, dated December 9, 1997 (Commission File No. 333-41779)).

10.35	American Express Annual Incentive Award Plan (as amended and restated effective January 1, 2009) (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.36	Agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 10.43 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 1994).

10.37	Agreement dated July 20, 1995 between the Company and Berkshire Hathaway Inc. and its subsidiaries (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 1995).

10.38	Amendment dated September 8, 2000 to the agreement dated February 27, 1995 between the Company and Berkshire Hathaway Inc. (incorporated by reference to Exhibit 99.3 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657) dated January 22, 2001).

10.39	Description of a special grant of a stock option and restricted stock award to Kenneth I. Chenault, the Company’s President and Chief Operating Officer (incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended June 30, 1999).

10.40	American Express Company 2003 Share Equivalent Unit Plan for Directors, as amended and restated, effective January 1, 2009 (incorporated by reference to Exhibit 10.40 of the Company’s Annual Report on Form 10-K (Commission File No. 1-7657) for the year ended December 31, 2008).

10.41	Separation and Distribution Agreement between American Express Company and Ameriprise Financial, Inc., dated August 24, 2005 (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated August 24, 2005 (filed August 30, 2005)).

10.42	Employee Benefits Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.43	Tax Allocation Agreement, dated as of September 30, 2005, by and between American Express Company and Ameriprise Financial, Inc. (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated October 6, 2005).

10.44	Letter Agreement, dated January 9, 2009, between American Express Company and the United States Department of the Treasury, which includes the Securities Purchase Agreement–Standard Terms attached thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (Commission File No. 1-7657), dated January 7, 2009 (filed January 9, 2009)).

10.45	Form of award agreement for executive officers in connection with Portfolio Grant 2009-2010 under the American Express Company 2007 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended March 31, 2009).

10.46	Letter Agreement, dated October 2, 2009, between the Company and Alfred F. Kelly, Jr. (incorporated by reference to Exhibit 10.1 of the Company’s Quarterly Report on Form 10-Q (Commission File No. 1-7657) for the quarter ended September 30, 2009).

*12	Computation in Support of Ratio of Earnings to Fixed Charges.

*13	Portions of the Company’s 2009 Annual Report to Shareholders that are incorporated herein by reference.

*21	Subsidiaries of the Company.

*23.1	Consent of PricewaterhouseCoopers LLP (contained on page F-2 of this Annual Report on Form 10-K).

*31.1	Certification of Kenneth I. Chenault, Chief Executive Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*31.2	Certification of Daniel T. Henry, Chief Financial Officer, pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

*32.1	Certification of Kenneth I. Chenault, Chief Executive Officer, and Daniel T. Henry, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS 101.SCH 101.CAL 101.DEF 101.LAB 101.PRE

XBRL Instance Document**

XBRL Taxonomy Extension Schema Document**

XBRL Taxonomy Extension Calculation Linkbase Document**

XBRL Taxonomy Extension Definition Linkbase.**

XBRL Taxonomy Extension Label Linkbase Document**

XBRL Taxonomy Extension Presentation Linkbase Document**

**	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File No. 1-7657

American Express Company

(Exact name of Company as specified in charter)

EXHIBITS