Form 10-Q
period 2010-03-31
AMERICAN EXPRESS CO
filed 2010-05-05
CIK 4962

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Shares (par value $.20 per share)	1,201,260,494 shares

AMERICAN EXPRESS COMPANY

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

Three Months Ended March 31 (Millions, except per share amounts)	2010	2009
Revenues
Non-interest revenues
Discount revenue	$3,466	$3,066
Net card fees	521	532
Travel commissions and fees	386	365
Other commissions and fees	500	453
Securitization income, net	—	141
Other	426	450

Total non-interest revenues	5,299	5,007

Interest income
Interest and fees on loans	1,775	1,292
Interest and dividends on investment securities	117	154
Deposits with banks and other	13	28

Total interest income	1,905	1,474

Interest expense
Deposits	128	85
Short-term borrowings	1	27
Long-term debt and other	469	443

Total interest expense	598	555

Net interest income	1,307	919

Total revenues net of interest expense	6,606	5,926

Provisions for losses
Charge card	227	336
Cardmember loans	688	1,414
Other	28	53

Total provisions for losses	943	1,803

Total revenues net of interest expense after provisions for losses	5,663	4,123

Expenses
Marketing, promotion, rewards and cardmember services	1,962	1,302
Salaries and employee benefits	1,327	1,253
Professional services	561	519
Other, net	561	505

Total	4,411	3,579

Pretax income from continuing operations	1,252	544
Income tax provision	367	101

Income from continuing operations	885	443
Loss from discontinued operations, net of tax	—	(6)

Net income	$885	$437

Earnings per Common Share – Basic: (Note 14)
Income from continuing operations attributable to common shareholders (a)	$0.74	$0.32
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders (a)	$0.74	$0.31

Earnings per Common Share – Diluted: (Note 14)
Income from continuing operations attributable to common shareholders (a)	$0.73	$0.32
Loss from discontinued operations, net of tax	—	(0.01)

Net income attributable to common shareholders (a)	$0.73	$0.31

Average common shares outstanding for earnings per common share:
Basic	1,185	1,156
Diluted	1,191	1,156
Cash dividends declared per common share	$0.18	$0.18

(a)	Calculated based on income from continuing operations or net income, as applicable, less (i) preferred shares dividends and related accretion of $72 million for the quarter ended March 31, 2009 and (ii) earnings allocated to participating share awards of $12 million and $4 million for the quarters ended March 31, 2010 and 2009, respectively.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(Millions, except share data)	March 31, 2010	December 31, 2009
Assets
Cash and cash equivalents
Cash and cash due from banks	$329	$881
Interest-bearing deposits in other banks (including securities purchased under resale agreements: 2010, $291; 2009, $212)	18,893	10,597
Short-term investment securities	1,876	4,064

Total	21,098	15,542
Accounts receivable
Cardmember receivables (includes gross receivables of a consolidated variable interest entity: 2010, $7,348; 2009, $8,314), less reserves: 2010, $498; 2009, $546	33,197	33,197
Other receivables, less reserves: 2010, $156; 2009, $109	2,727	5,007

Loans
Cardmember loans (includes gross loans of a consolidated variable interest entity: 2010, $33,968)(a), less reserves: 2010, $5,314; 2009, $3,268	52,281	29,504
Other, less reserves: 2010, $27; 2009, $27	440	506
Investment securities	18,341	24,337
Premises and equipment – at cost, less accumulated depreciation:
2010, $4,248; 2009, $4,130	2,731	2,782
Other assets (includes restricted cash of consolidated variable interest entities: 2010, $653; 2009, $1,799)(a)	12,499	13,213

Total assets	$143,314	$124,088

Liabilities and Shareholders’ Equity
Liabilities
Customer deposits	$28,120	$26,289
Travelers Cheques outstanding	5,529	5,975
Accounts payable	9,195	8,926
Short-term borrowings	1,931	2,344
Long-term debt (includes debt issued by consolidated variable interest entities: 2010, $25,545; 2009, $4,970)	72,293	52,338
Other liabilities	12,821	13,810

Total liabilities	129,889	109,682

Contingencies (see Note 16)
Shareholders’ Equity
Common shares, $.20 par value, authorized 3.6 billion shares; issued and outstanding 1,197 million shares in 2010 and 1,192 million shares in 2009	238	237
Additional paid-in capital	11,302	11,144
Retained earnings	2,925	3,737
Accumulated other comprehensive loss, net of tax:
Net unrealized securities losses, net of tax: 2010, $(88); 2009, $(291)	176	507
Net unrealized derivatives losses, net of tax: 2010, $12; 2009, $15	(21)	(28)
Foreign currency translation adjustments, net of tax: 2010, $34; 2009, $31	(753)	(722)
Net unrealized pension and other postretirement benefit costs, net of tax: 2010 $220; 2009, $244	(442)	(469)

Total accumulated other comprehensive loss	(1,040)	(712)

Total shareholders’ equity	13,425	14,406

Total liabilities and shareholders’ equity	$143,314	$124,088

(a)	The balance as of December 31, 2009 includes an undivided, pro-rata interest in an unconsolidated variable interest entity (historically referred to as “seller’s interest”) totaling $8,752, of which $8,033 is included in cardmember loans and $719 is included in other assets. Refer to Note 7 for additional details.

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Three Months Ended March 31 (Millions)	2010	2009
Cash Flows from Operating Activities
Net income	$885	$437
Loss from discontinued operations, net of tax	—	6

Income from continuing operations	885	443
Adjustments to reconcile income from continuing operations to net cash provided by operating activities:
Provisions for losses	943	1,803
Depreciation and amortization	221	192
Deferred taxes, acquisition costs and other	149	(375)
Stock-based compensation	51	53
Changes in operating assets and liabilities, net of effects of acquisitions and dispositions:
Other receivables	278	1,466
Other assets	(25)	230
Accounts payable and other liabilities	(971)	(2,304)
Travelers Cheques outstanding	(455)	(515)
Net cash provided by operating activities attributable to discontinued operations	—	1

Net cash provided by operating activities	1,076	994

Cash Flows from Investing Activities
Sale of investments	720	351
Maturity and redemption of investments	3,917	544
Purchase of investments	(2,293)	(6,039)
Net decrease in cardmember loans/receivables	3,069	8,489
Maturities of cardmember loan securitizations	—	(1,500)
Purchase of premises and equipment	(153)	(88)
Sale of premises and equipment	6	9
Acquisitions/Dispositions, net of cash acquired	(254)	—
Net decrease in restricted cash	3,101	20
Net cash provided by investing activities attributable to discontinued operations	—	12

Net cash provided by investing activities	8,113	1,798

Cash Flows from Financing Activities
Net change in customer deposits	1,823	2,647
Net decrease in short-term borrowings	(379)	(6,041)
Issuance of long-term debt	117	—
Principal payments on long-term debt	(5,127)	(2,271)
Issuance of American Express Series A preferred shares and warrants	—	3,389
Issuance of American Express common shares	121	—
Common and preferred dividends paid	(216)	(226)
Net cash used in financing activities attributable to discontinued operations	—	(3)

Net cash used in financing activities	(3,661)	(2,505)

Effect of exchange rate changes on cash	28	(27)

Net increase in cash and cash equivalents	5,556	260
Cash and cash equivalents at beginning of period includes cash of discontinued operations: 2010, $0; 2009, $3	15,542	20,550

Cash and cash equivalents at end of period includes cash of discontinued operations: 2010, $0; 2009, $13	$21,098	$20,810

See Notes to Consolidated Financial Statements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The Company

American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world.

The accompanying Consolidated Financial Statements should be read in conjunction with the financial statements incorporated by reference in the Annual Report on Form 10-K of American Express Company (the Company) for the year ended December 31, 2009 (2009 Form 10-K).

The interim consolidated financial information in this report has not been audited. In the opinion of management, all adjustments necessary for a fair statement of the consolidated financial position and the consolidated results of operations for the interim periods have been made. All adjustments made were of a normal, recurring nature. Results of operations reported for interim periods are not necessarily indicative of results for the entire year. Certain amounts in prior periods have been reclassified to conform to the current presentation.

Accounting estimates are an integral part of the Consolidated Financial Statements. These estimates are based, in part, on management’s assumptions concerning future events. Among the more significant assumptions are those that relate to reserves for cardmember losses relating to loans and charge card receivables, reserve for Membership Rewards cost, fair value measurements, goodwill and income taxes. These accounting estimates reflect the best judgment of management, but actual results could differ.

Recently Issued Accounting Standards

Effective January 1, 2010, the Company adopted Accounting Standards Update (ASU) No. 2009-16, Transfers and Servicing (Topic 860): Accounting for Transfers of Financial Assets and ASU No. 2009-17, Consolidations (Topic 810): Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities (generally referred to herein as new GAAP effective January 1, 2010). These standards eliminate the concept of a qualifying special purpose entity (QSPE), therefore requiring these entities to be evaluated under the accounting guidance for consolidation of variable interest entities (VIEs). In addition, ASU 2009-17 requires an entity to reconsider its previous consolidation conclusions reached under the VIE consolidation model, including (i) whether an entity is a VIE, (ii) whether the enterprise is the VIE’s primary beneficiary and (iii) the required financial statement disclosures.

Upon adoption of new GAAP effective January 1, 2010, the Company was required to change its accounting for the American Express Credit Account Master Trust (the Lending Trust), a previously unconsolidated VIE, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheet. The Company continues to consolidate the American Express Issuance Trust (the Charge Trust). Prior period results have not been restated for the change in accounting for the Lending Trust. Refer to Note 7 for further discussion.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

2.	Acquisition

On January 15, 2010, the Company purchased Revolution Money, a provider of secure person-to-person payment services through an internet based platform, for a cash purchase price of approximately $305 million. Among the assets acquired was $184 million of goodwill, $119 million of amortizing intangible assets, and other miscellaneous net assets totaling $2 million. As of March 31, 2010, these assets are reflected in the Corporate & Other segment; the final purchase price and segment allocation will be completed in a subsequent quarter. The acquisition of Revolution Money did not have a significant impact on the Company’s results of operations for the quarter ended March 31, 2010.

3.	Fair Values

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in an orderly transaction between market participants at the measurement date, and is based on the Company’s principal or most advantageous market for the specific asset or liability.

Generally Accepted Accounting Principles (GAAP) provide for a three-level hierarchy of inputs to valuation techniques used to measure fair value, defined as follows:

•	Level 1 - Inputs that are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•

Level 2 - Inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the asset or liability, including:

•	Quoted prices for similar assets or liabilities in active markets

•	Quoted prices for identical or similar assets or liabilities in markets that are not active

•	Inputs other than quoted prices that are observable for the asset or liability

•	Inputs that are derived principally from or corroborated by observable market data by correlation or other means

•

Level 3 - Inputs that are unobservable and reflect the Company’s own assumptions about the assumptions market participants would use in pricing the asset or liability based on the best information available in the circumstances (e.g. internally derived assumptions surrounding the timing and amount of expected cash flows).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s financial assets and financial liabilities measured at fair value on a recurring basis by GAAP’s valuation hierarchy (as described above), as of March 31, 2010 and December 31, 2009:

(Millions)	2010				2009
	Total	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3
Assets:
Investment securities(a):
Equity securities	$487	$487	$—	$—	$530	$530	$—	$—
Retained subordinated securities(b)	—	—	—	—	3,599	—	—	3,599
Debt securities and other	17,854	—	17,854	—	20,208	—	20,208	—
Interest-only strip(b)	—	—	—	—	20	—	—	20
Derivatives(c)	922	—	922	—	833	—	833	—

Total assets	$19,263	$487	$18,776	$—	$25,190	$530	$21,041	$3,619

Liabilities:
Derivatives(c)	$241	$—	$241	$—	$283	$—	$283	$—

Total liabilities	$241	$—	$241	$—	$283	$—	$283	$—

(a)	Refer to Note 6 for the fair values of investment securities on a further disaggregated basis.
(b)	As a result of new GAAP effective January 1, 2010, the Company no longer presents the retained subordinated securities and interest-only strip within its Consolidated Financial Statements in periods subsequent to December 31, 2009. Refer to Note 7 for further details.
(c)	GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of March 31, 2010 and December 31, 2009, $14 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets. Refer to Note 9 for the fair values of derivative assets and liabilities on a further disaggregated basis.

The table below presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) as of December 31, 2009, including realized and unrealized gains (losses) included in earnings and accumulated other comprehensive (loss) income (AOCI):

(Millions)	2009(a)
	Investments-Retained Subordinated Securities		Other Assets- Interest-Only Strip
Beginning fair value, January 1	$744		$32
Increases in securitized loans(b)	1,760		—
Unrealized and realized gains (losses)	1,095	(c)	(12	)(d)

Ending fair value, December 31	$3,599		$20

(a)	The Company did not measure any financial instruments at fair value using significantly unobservable inputs during the three months ended March 31, 2010.
(b)	Represents cost basis of securitized loans.
(c)	Included in AOCI, net of taxes.
(d)	Included in securitization income, net.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Valuation Techniques Used in Measuring Fair Value

GAAP requires disclosure of the estimated fair value of all financial instruments. A financial instrument is defined as cash, evidence of an ownership in an entity, or a contract between two entities to deliver cash or another financial instrument or to exchange other financial instruments. The disclosure requirements for the fair value of financial instruments exclude leases, equity method investments, affiliate investments, pension and benefit obligations, insurance contracts and all non-financial instruments.

For the financial assets and liabilities measured at fair value on a recurring basis (summarized in the valuation hierarchy table on the previous page) the Company applies the following valuation techniques to measure fair value:

Investment Securities (Excluding Retained Subordinated Securities and the Interest-only Strip)

•	When available, quoted market prices in active markets are used to determine fair value. Such investment securities are classified within Level 1 of the fair value hierarchy.

•

When quoted prices in an active market are not available, the fair values for the Company’s investment securities are obtained primarily from pricing services engaged by the Company, and the Company receives one price for each security. The fair values provided by the pricing services are estimated by using pricing models, where the inputs to those models are based on observable market inputs. The inputs to the valuation techniques applied by the pricing services vary depending on the type of security being priced but are typically benchmark yields, benchmark security prices, credit spreads, prepayment speeds, reported trades and broker-dealer quotes, all with reasonable levels of transparency. The pricing services did not apply any adjustments to the pricing models used. In addition, the Company did not apply any adjustments to prices received from the pricing services. The Company classifies the prices obtained from the pricing services within Level 2 of the fair value hierarchy because the underlying inputs are directly observable from active markets or recent trades of similar securities in inactive markets. However, the pricing models used do entail a certain amount of subjectivity and therefore differing judgments in how the underlying inputs are modeled could result in different estimates of fair value.

The Company reaffirms its understanding of the valuation techniques used by its pricing services at least annually. In addition, the Company corroborates the prices provided by its pricing services to test their reasonableness by comparing their prices to valuations from different pricing sources as well as comparing prices to the sale prices received from sold securities. Refer to Note 6 for additional fair value information.

Retained Subordinated Securities

In 2009, the Company determined the fair value of its retained subordinated securities using discounted cash flow models. The discount rate used was based on an interest rate curve that was observable in the marketplace plus an unobservable credit spread commensurate with the risk of these securities and similar financial instruments. The Company classified such securities in Level 3 of the fair value hierarchy because the applicable credit spreads were not observable due to the illiquidity in the market with respect to these securities and similar financial instruments.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Interest-only Strip

In 2009, the fair value of the interest-only strip was the present value of estimated future positive excess spread expected to be generated by the securitized loans over the estimated remaining life of those loans. Management utilized certain estimates and assumptions to determine the fair value of the interest-only strip asset, including estimates for finance charge yield, credit losses, London Interbank Offered Rate (LIBOR) (which determined future certificate interest costs), monthly payment rate and discount rate. On a quarterly basis, the Company compared the assumptions it used in calculating the fair value of its interest-only strip to observable market data when available, and to historical trends. The interest-only strip was classified within Level 3 of the fair value hierarchy due to the significance of the unobservable inputs used in valuing this asset.

Derivative Financial Instruments

The fair value of the Company’s derivative financial instruments, which could be assets or liabilities on the Consolidated Balance Sheets, is estimated by using either a third-party valuation service that uses proprietary pricing models, or by using internal pricing models, neither of which contain a high level of subjectivity as the valuation techniques used do not require significant judgment and inputs to those models are readily observable from actively quoted markets. In each case, the valuation models used are consistently applied and reflect the contractual terms of the derivatives, including the period of maturity, and market-based parameters such as interest rates, foreign exchange rates, equity indices or prices, and volatility.

Credit valuation adjustments are necessary when the market parameters (for example, a benchmark curve) used to value derivatives are not indicative of the credit quality of the Company or its counterparties. The Company considers the counterparty credit risk by applying an observable forecasted default rate to the current exposure. Refer to Note 9 for additional fair value information.

The following table discloses the estimated fair value for the Company’s financial assets and financial liabilities not carried at fair value, as of March 31, 2010 and December 31, 2009:

	2010			2009
(Rounded to nearest billion)	Carrying Value	Fair Value		Carrying Value	Fair Value

Financial Assets:
Assets for which carrying values equal or approximate fair value	$58	$58	(a)	$57	$57	(b)
Loans, net	$53	$53	(a)	$30	$30

Financial Liabilities:

Liabilities for which carrying values equal or approximate fair value	$34	$34		$33	$33
Certificates of deposit	$16	$16		$15	$16
Long-term debt	$72	$74	(a)	$52	$54	(b)

(a)	Includes fair values of cardmember receivables, loans and long-term debt of $7.3 billion, $31.4 billion and $25.8 billion, respectively, held by consolidated VIEs as of March 31, 2010. Refer to the Consolidated Balance Sheets for the related carrying values.
(b)	Includes fair values of cardmember receivables and long-term debt of $8.3 billion and $5.0 billion, respectively, held by a consolidated VIE as of December 31, 2009. Refer to the Consolidated Balance Sheets for the related carrying values.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The fair values of these financial instruments are estimates based upon market conditions and perceived risks as of March 31, 2010 and December 31, 2009, and require management judgment. These figures may not be indicative of their future fair values. The fair value of the Company cannot be estimated by aggregating the amounts presented.

The following methods were used to determine estimated fair values:

Financial Assets for Which Carrying Values Equal or Approximate Fair Value

Financial assets for which carrying values equal or approximate fair value include cash and cash equivalents, cardmember receivables, accrued interest, and certain other assets. For these assets, the carrying values approximate fair value because they are short-term in duration or variable rate in nature.

Financial Assets Carried at Other than Fair Value

Loans, net

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

Financial Liabilities for Which Carrying Values Equal or Approximate Fair Value

Financial liabilities for which carrying values equal or approximate fair value include accrued interest, customer deposits (excluding certificates of deposit, which are described further below), Travelers Cheques outstanding, short-term borrowings, and certain other liabilities for which the carrying values approximate fair value because they are short-term in duration, variable rate in nature, or have no defined maturity.

Financial Liabilities Carried at Other than Fair Value

Certificates of Deposit

Certificates of deposit (CDs) are recorded at their historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using a discounted cash flow methodology based on the Company’s current borrowing rates for similar types of CDs.

Long-term Debt

Long-term debt is recorded at historical issuance cost on the Consolidated Balance Sheets. Fair value is estimated using either quoted market prices or discounted cash flows based on the Company’s current borrowing rates for similar types of borrowings.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.	Accounts Receivable

Accounts receivable as of March 31, 2010 and December 31, 2009, consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$16,571	$17,750
International Card Services	5,542	5,944
Global Commercial Services(b)	11,383	9,844
Global Network & Merchant Services(c)	199	205

Cardmember receivables, gross(d)	33,695	33,743
Less: Cardmember reserve for losses	498	546

Cardmember receivables, net	$33,197	$33,197

Other receivables, net(e)	$2,727	$5,007

(a)	Includes $6.8 billion and $7.8 billion of gross cardmember receivables of a consolidated VIE as of March 31, 2010 and December 31, 2009, respectively.
(b)	Includes $0.5 billion of gross cardmember receivables of a consolidated VIE as of both March 31, 2010 and December 31, 2009.
(c)	Includes receivables primarily related to the Company’s International Currency Card portfolios.
(d)	Includes approximately $10.4 billion of cardmember receivables outside the United States as of both March 31, 2010 and December 31, 2009.
(e)	Other receivables primarily represent amounts due from the Company’s travel customers, third party issuing partners, accrued interest on investments, and other receivables due to the Company in the ordinary course of business. As of December 31, 2009, these amounts also include $1.9 billion of cash held in an unconsolidated VIE required for daily settlement requirements. Beginning January 1, 2010, this VIE is consolidated by the Company and cash held by this consolidated VIE is considered restricted cash included in other assets on the Company’s Consolidated Balance Sheets. Refer to Note 7 for additional details.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table presents changes in the cardmember receivable reserve for losses for the three months ended March 31:

(Millions)	2010	2009
Balance, January 1	$546	$810
Additions:
Cardmember receivables provisions(a)	184	318
Cardmember receivables provisions—other(b)	43	18

Total provision	227	336

Deductions:
Cardmember receivables net write-offs(c)(d)	(244)	(332)
Cardmember receivables—other(e)	(31)	(4)

Balance, March 31	$498	$810

(a)	Represents loss provisions for cardmember receivables consisting of principal (resulting from authorized transactions) and fee reserve components.
(b)	Primarily represents adjustments to cardmember receivables resulting from unauthorized transactions.
(c)	Represents write-offs consisting of principal (resulting from authorized transactions) and fee components, less recoveries of $101 million and $77 million for the three months ended March 31, 2010 and 2009, respectively. For the three months ended March 31, 2009, these amounts also include adjustments to cardmember receivables resulting from unauthorized transactions.
(d)	Through December 31, 2009, cardmember receivables in the International Card Services (ICS) and Global Commercial Services (GCS) segments were written off when 360 days past billing or earlier. During the first quarter of 2010, consistent with applicable bank regulatory guidance, the Company modified its methodology to write off cardmember receivables in the ICS and GCS segments when 180 days past due or earlier. Net write-offs for cardmember receivables in the three months ended March 31, 2010 include approximately $108 million resulting from this change in write-off methodology. The impact of this change to the provision for charge card losses was not material.
(e)	For the three months ended March 31, 2010, these amounts include adjustments to cardmember receivables resulting from unauthorized transactions. For the three months ended March 31, 2009 adjustments to cardmember receivables resulting from unauthorized transactions were included in cardmember receivables net write-offs. For all periods these amounts also include foreign currency translation adjustments.

Refer to Note 5 for impaired cardmember receivables as of March 31, 2010 and December 31, 2009.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	Loans

Loans as of March 31, 2010 and December 31, 2009 consisted of:

(Millions)	2010	2009
U.S. Card Services(a)	$49,205	$23,507
International Card Services	8,354	9,241
Global Commercial Services	36	24

Cardmember loans(b)	57,595	32,772
Less: Cardmember loans reserve for losses	5,314	3,268

Cardmember loans, net	$52,281	$29,504

Other loans, net(c)	$440	$506

(a)	As of March 31, 2010, includes approximately $34 billion of gross cardmember loans of a consolidated VIE. As of December 31, 2009 includes approximately $8 billion for an undivided, pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”). Refer to Note 7 for additional details.
(b)	Cardmember loan balance is net of unamortized net card fees of $115 million and $114 million as of March 31, 2010 and December 31, 2009, respectively.
(c)	Other loans primarily represent small business installment loans, a store card portfolio whose billed business is not processed on the Company’s network and small business loans associated with the CPS acquisition.

The following table presents changes in the cardmember loans reserve for losses for the three months ended March 31:

(Millions)	2010	2009
Balance, January 1	$3,268	$2,570
Reserves established for consolidation of a variable interest entity	2,531	—

Total adjusted balance, January 1	5,799	2,570

Additions:
Cardmember loans provisions(a)	670	1,401
Cardmember loans—other(b)	18	13

Total provision	688	1,414

Deductions:
Cardmember loans net write-offs – principal(c)	(1,035)	(782)
Cardmember loans net write-offs – interest and fees(c)	(114)	(155)
Cardmember loans—other(d)	(24)	(34)

Balance, March 31	$5,314	$3,013

(a)	Represents loss provisions for cardmember loans consisting of principal (resulting from authorized transactions), interest and fee reserves components.
(b)	Primarily represents adjustments to cardmember loans resulting from unauthorized transactions.
(c)	Cardmember loans net write-offs – principal for the three months ended March 31, 2010 and 2009 include recoveries of $139 million and $96 million, respectively. Recoveries of interest and fees were de minimis.
(d)	These amounts include foreign currency translation adjustments and net write-offs related to unauthorized transactions.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Impaired Loans and Receivables

Impaired loans and receivables are defined by GAAP as individual larger balance or homogeneous pools of smaller balance restructured loans and receivables for which it is probable that the lender will be unable to collect all amounts due according to the original contractual terms of the loan and receivable agreement.

The Company considers impaired loans and receivables to include: (i) loans over 90 days past due still accruing interest, (ii) non-accrual loans, and (iii) loans and receivables modified in a troubled debt restructuring (TDR). Information regarding the Company’s impaired loans and receivables as of March 31, 2010 and December 31, 2009 is as follows:

(Millions)	2010	(d)	2009	(d)
Loans over 90 days past due and accruing interest(a)	$421		$299
Non-accrual loans(b)	881		494
Loans and receivables modified in a TDR(c)	260		114

(a)	The Company’s policy is generally to accrue interest through the date of charge-off (i.e. 180 days past due). The Company establishes reserves for interest that the Company believes will not be collected.
(b)	For U.S. Card Services, the Company generally ceases the accrual of interest on cardmember loans placed with outside collection agencies. These amounts primarily include cardmember loans placed with outside collection agencies that have not yet aged to 180 days past due.
(c)	The Company may modify cardmember loans and receivables and such modifications may include reducing the interest rate, delinquency fees on the loans and receivables and/or placing the cardmember on a fixed payment plan not exceeding 60 months. If the cardmember does not comply with the modified terms, then the loan or receivable agreement reverts back to its original terms. Impaired loans and receivables include long-term modification programs, wherein the terms of a loan or receivable have been modified for cardmembers that are experiencing financial difficulties and a long-term concession (more than 12 months) has been granted to the borrower. Reserves for losses for TDRs is determined by the difference between cash flows expected to be received from the cardmember discounted at the original contractual interest rates and the carrying value of the cardmember balance.
(d)	The increases in loans over 90 days past due and accruing interest and non-accrual loans were due to the adoption of new GAAP effective January 1, 2010, which resulted in the consolidation of the Lending Trust as discussed further in Note 1. The increase in loans and receivables modified in a TDR was substantially due to the adoption of these new standards. As a result of these changes, amounts as of March 31, 2010 include impaired loans and receivables for both the Charge Trust and Lending Trust; correspondingly, amounts as of December 31, 2009 only include impaired loans and receivables for the Charge Trust and the seller’s interest portion of the Lending Trust.

Other Loans and Receivables with Short-term Modifications

In addition to the TDRs discussed above, the Company has instituted other modification programs that include short-term (12 months or less) interest rate and fee reductions to cardmembers experiencing financial difficulty (“Short Term Modification Programs”). The short-term modifications to these cardmember loans and receivables had no incremental impact on the Company’s reserve for losses.

Information regarding loans and receivables with short-term modifications as of March 31, 2010 and December 31, 2009 is as follows:

(Millions)	2010	(b)	2009	(b)
Loans and receivables with short-term modifications(a)	$1,420		$701

(a)	These amounts include $135 million and $46 million as of March 31, 2010 and December 31, 2009, respectively, of cardmember loans that are also included in loans past due 90 days or more still accruing interest above.
(b)	The increase in loans and receivables with short-term modifications was due to the adoption of new GAAP effective January 1, 2010, which resulted in the consolidation of the Lending Trust as discussed further in Note 1. As a result of these changes, amounts as of March 31, 2010 include loans and receivables with short-term modifications for both the Charge Trust and Lending Trust; correspondingly, amounts as of December 31, 2009 only include such loans and receivables for the Charge Trust.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	Investment Securities

Investment securities include debt and equity securities and are classified as available for sale. The Company’s investment securities, principally debt securities, are carried at fair value on the Consolidated Balance Sheets with unrealized gains (losses) recorded in AOCI, net of income tax provisions (benefits). Realized gains and losses are recognized in results of operations upon disposition of the securities using the specific identification method on a trade date basis. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of its investment securities.

The following is a summary of investment securities as of March 31, 2010 and December 31, 2009:

	2010				2009
(Millions)	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
State and municipal obligations	$6,215	$46	$(231)	$6,030	$6,457	$51	$(258)	$6,250
U.S. Government treasury obligations	3,911	9	(2)	3,918	5,556	10	—	5,566
U.S. Government agency obligations	6,141	40	—	6,181	6,699	47	(1)	6,745
Mortgage-backed securities(a)	197	2	(1)	198	179	3	(2)	180
Retained subordinated securities(b)	—	—	—	—	3,088	512	(1)	3,599
Equity securities(c)	100	387	—	487	100	430	—	530
Corporate debt securities(d)	1,385	17	(7)	1,395	1,333	14	(12)	1,335
Foreign government bonds and obligations	88	4	—	92	90	2	—	92
Other(e)	40	—	—	40	40	—	—	40

Total	$18,077	$505	$(241)	$18,341	$23,542	$1,069	$(274)	$24,337

(a)	Represents mortgage-backed securities guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae.
(b)	As a result of the adoption of new GAAP effective January 1, 2010, the Company no longer presents the retained subordinated securities within its Consolidated Financial Statements in periods subsequent to December 31, 2009. The December 31, 2009 balance consists of investments in retained subordinated securities issued by unconsolidated VIEs related to the Company’s cardmember loan securitization programs. Refer to Note 7 for further details.
(c)	Principally represents the Company’s investment in Industrial and Commercial Bank of China (ICBC).
(d)	The March 31, 2010 and December 31, 2009 balances include, on a cost basis, $1.2 billion and $1.1 billion, respectively, of corporate debt obligations issued under the Temporary Liquidity Guarantee Program (TLGP) that are guaranteed by the Federal Deposit Insurance Corporation (FDIC).
(e)	Other is comprised of investments in various mutual funds.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Other-Than-Temporary Impairment

Realized losses are recognized when management determines that a decline in value is other-than-temporary. Such determination requires judgment regarding the amount and timing of recovery. The Company reviews and evaluates its investments at least quarterly and more often, as market conditions may require, to identify investments that have indications of other-than-temporary impairments. The determination of other-than-temporary impairment is a subjective process, requiring the use of judgments and assumptions. It is reasonably possible that a change in estimate will occur in the near term relating to other-than-temporary impairment. Accordingly, the Company considers several factors when evaluating debt securities for an other-than-temporary impairment including the determination of the extent to which the decline in fair value of the security is due to increased default risk for the specific issuer or market interest rate risk. With respect to increased default risk, the Company assesses the collectibility of principal and interest payments by monitoring issuers’ credit ratings, related changes to those ratings, specific credit events associated with the individual issuers as well as the credit ratings of a financial guarantor, where applicable, and the extent to which amortized cost exceeds fair value and the duration and size of that difference. With respect to market interest rate risk, including benchmark interest rates and credit spreads, the Company assesses whether it has the intent to sell the securities, and whether it is more likely than not that the Company will not be required to sell the securities before recovery of any unrealized losses.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table provides information about the Company’s investment securities with gross unrealized losses and the length of time that individual securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009:

(Millions)	2010				2009
	Less than 12 months		12 months or more		Less than 12 months		12 months or more
Description of Securities	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
State and municipal obligations	$895	$(22)	$2,025	$(209)	$837	$(25)	$2,074	$(233)
U.S. Government treasury obligations	1,315	(2)	—	—	—	—	—	—
U.S. Government agency obligations	—	—	—	—	249	(1)	—	—
Mortgage-backed securities	121	(1)	—	—	120	(2)	—	—
Retained subordinated securities	—	—	—	—	—	—	75	(1)
Corporate debt securities	—	—	38	(7)	102	(1)	38	(11)

Total	$2,331	$(25)	$2,063	$(216)	$1,308	$(29)	$2,187	$(245)

The following table summarizes the gross unrealized losses due to temporary impairments by ratio of fair value to amortized cost as of March 31, 2010 and December 31, 2009:

(Millions)	Less than 12 months			12 months or more			Total
Ratio of Fair Value to Amortized Cost	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses	Number of Securities	Estimated Fair Value	Gross Unrealized Losses
2010:
90%–100%	163	$2,316	$(23)	229	$1,373	$(80)	392	$3,689	$(103)
Less than 90%	2	15	(2)	63	690	(136)	65	705	(138)

Total as of March 31, 2010	165	$2,331	$(25)	292	$2,063	$(216)	457	$4,394	$(241)

2009:
90%–100%	155	$1,289	$(25)	225	$1,411	$(87)	380	$2,700	$(112)
Less than 90%	2	19	(4)	78	776	(158)	80	795	(162)

Total as of December 31, 2009	157	$1,308	$(29)	303	$2,187	$(245)	460	$3,495	$(274)

The gross unrealized losses on state and municipal securities and all other debt securities are attributable to a number of reasons such as issuer specific credit spreads and changes in market interest rates.

In assessing default risk on these securities, excluding the Company’s retained subordinated securities, the Company has qualitatively considered the key factors identified above and determined that it expects to collect all of the contractual cash flows due on the securities. In assessing default risk on the retained subordinated securities in 2009, the Company analyzed the projected cash flows of the Lending Trust and determined that it expected to collect all of the contractual cash flows due on the securities.

Overall, for the investment securities in gross unrealized loss positions identified above (a) the Company does not intend to sell the securities, (b) it is more likely than not that the Company will not be required to sell the securities before recovery of the unrealized losses and (c) the Company expects that the contractual principal and interest will be received on the securities. As a result, the Company recognized no other-than-temporary impairments during the periods presented.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Supplemental Information

Gross realized gains on the sales of investment securities, included in other non-interest revenues, were $1 million for each of the three month periods ended March 31, 2010 and March 31, 2009. The Company did not have any gross realized losses on the sales of investment securities during either of these periods.

Contractual maturities of investment securities, excluding equity securities and other securities as of March 31, 2010, are as follows:

(Millions)	Cost	Estimated Fair Value
Due within 1 year:	$8,453	$8,489
Due after 1 year but within 5 years	3,296	3,319
Due after 5 year but within 10 years	343	353
Due after 10 years	5,845	5,653

Total	$17,937	$17,814

The expected payments on state and municipal obligations and mortgage-backed securities may not coincide with their contractual maturities because borrowers have the right to call or prepay certain obligations.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7. Asset Securitizations

Charge Trust and Lending Trust

The Company periodically securitizes cardmember receivables and loans arising from its card business through the transfer of those assets to securitization trusts. The trusts then issue securities to third-party investors, collateralized by the transferred assets.

Cardmember receivables are transferred to the American Express Issuance Trust (the Charge Trust), and cardmember loans are transferred to the American Express Credit Account Master Trust (the Lending Trust). As of December 31, 2009 and for all prior periods, cardmember receivables transferred to the Charge Trust did not qualify as accounting sales and, accordingly, the Charge Trust was consolidated by the Company. As a result, securitized cardmember receivables and the related debt securities issued to third parties by the Charge Trust were included on the Company’s Consolidated Balance Sheets. The Lending Trust met the criteria of a QSPE for GAAP in effect through December 31, 2009 and, accordingly, cardmember loans transferred to the Lending Trust qualified as accounting sales. As a result, when cardmember loans were sold through securitizations, the Company removed the loans from its Consolidated Balance Sheets and recognized a gain or loss on sale, recorded certain retained interests in the securitization (i.e., retained subordinated securities and an interest-only strip asset) and received an undivided pro-rata interest in the excess loans held in the Lending Trust (historically referred to as “seller’s interest”).

Upon adoption of new GAAP effective January 1, 2010, the Company continues to consolidate the Charge Trust. In addition, the Company was required to change its accounting for the Lending Trust, which is now consolidated. As a result, beginning January 1, 2010, the securitized cardmember loans and the related debt securities issued to third parties by the Lending Trust are included on the Company’s Consolidated Balance Sheets. Prior period Consolidated Financial Statements have not been restated for this accounting change.

The Charge Trust and the Lending Trust are consolidated by American Express Travel Related Services Company, Inc. (TRS), which is a consolidated subsidiary of the Company. The trusts are considered VIEs as they have insufficient equity at risk to finance their activities, which are to issue securities that are collateralized by the underlying cardmember receivables and loans.

TRS, in its role as servicer of the Charge Trust and the Lending Trust, has the power to direct the most significant activity of the trusts, which is the collection of the underlying cardmember receivables and loans in the trusts. In addition, TRS owns approximately $1.4 billion of subordinated securities issued by the Lending Trust as of March 31, 2010. These subordinated securities have the obligation to absorb losses of the Lending Trust and provide the right to receive benefits from the Lending Trust, both of which are significant. TRS’ role as servicer for the Charge Trust does not provide it with a significant obligation to absorb losses or a significant right to receive benefits. However, TRS’ position as the parent company of the entities that transferred the receivables to the Charge Trust makes it the party most closely related to the Charge Trust. Based on these considerations, TRS was determined to be the primary beneficiary of both the Charge Trust and the Lending Trust.

The debt securities issued by the Charge Trust and the Lending Trust are non-recourse to the Company. Securitized cardmember receivables and loans held by the Charge Trust and the Lending Trust are available only for payment of the debt securities or other obligations issued or arising in the securitization transactions. The long-term debt of each trust is payable only out of collections on their respective underlying securitized assets.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

There was approximately $10 million and $1.8 billion of restricted cash held by the Charge Trust as of March 31, 2010 and December 31, 2009, respectively, and approximately $643 million of restricted cash held by the Lending Trust as of March 31, 2010, included in other assets on the Company’s Consolidated Balance Sheets. Also, as of December 31, 2009, other receivables on the Company’s Consolidated Balance Sheet included $1.9 billion of cash held in the Lending Trust. These amounts relate to collections of cardmember receivables and loans to be used by the trusts to fund future expenses, and obligations, including interest paid on investor certificates, credit losses and upcoming debt maturities.

Lending Trust – Impact on the Consolidated Balance Sheet

The following table summarizes the major balance sheet impacts, including adjustments associated with the adoption of new GAAP effective January 1, 2010, for the consolidation of the Lending Trust:

(Billions)	Balance December 31, 2009	Adjustments	Adjusted Balance January 1, 2010
Cardmember loans	$32.8	$29.0	$61.8
Loss reserves (cardmember loans)	(3.3)	(2.5)	(5.8)
Investment securities	24.3	(3.6)	20.7
Other receivables	5.1	(1.9)	3.2
Other assets	13.2	2.2	15.4
Long-term debt	52.3	25.0	77.3
Shareholders’ equity	14.4	(1.8)	12.6

The primary changes to the Company’s Consolidated Balance Sheets were:

•	An increase to cardmember loans and long-term debt for the (i) cardmember loans held by the Lending Trust and (ii) debt securities issued by the Lending Trust;

•	Establishment of a cardmember reserve for losses for the additional cardmember loans;

•	The elimination in consolidation of the Company’s retained subordinated securities against the debt securities issued by the Lending Trust;

•	A reduction to shareholders’ equity, primarily for the after tax effect of establishing the additional reserve for losses on cardmember loans.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Lending Trust Long-term Debt

As previously discussed, consolidation of the Lending Trust on January 1, 2010 resulted in an increase to long-term debt on the Company’s Consolidated Balance Sheet. The Lending Trust’s long-term debt outstanding, defined as debt with original maturities of one year or greater, as of March 31, 2010 was as follows:

(Millions, except percentages)	Maturity Dates	Outstanding Balance	Quarter-End Stated Rate on Debt(a)
Fixed Rate Senior Notes	2011	$438	5.35%
Fixed Rate Subordinated Notes	2011	62	5.61%
Floating Rate Senior Notes	2010-2018	20,235	0.80%
Floating Rate Subordinated Notes	2010-2018	1,694	0.61%

Total		$22,429	0.89%

(a)	For floating rate debt issuances, the stated interest rates are based on the floating rates in effect as of March 31, 2010. These rates may not be indicative of future interest rates.

Aggregate annual maturities on long-term debt obligations for the Lending Trust (based on final maturity dates) were as follows, as of March 31, 2010:

(Millions)	Amount
2010	$4,050
2011	5,330
2012	5,222
2013	1,992
2014	2,685
Thereafter	3,150

Total	$22,429

Charge Trust and Lending Trust Triggering Events

Under the respective terms of the Charge Trust and the Lending Trust agreements, the occurrence of certain events could result in establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of March 31, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Securitization Income

As a result of the adoption of new GAAP effective January 1, 2010, the Company no longer recognizes securitization income, net. The components of securitization income, net for the cardmember loans and long-term debt are now recorded in other commissions and fees, interest income and interest expense. The following table summarizes the activity related to securitized loans reported in securitization income, net, prior to adoption of the new accounting standards:

Three Months Ended March 31 (Millions)	2009
Excess spread, net (a)	$2
Servicing fees	139
Losses on securitizations (b)	—

Securitization income, net	$141

(a)	Excess spread, net was the net cash flow from interest and fee collections allocated to the investors’ interests after deducting the interest paid on investor certificates, credit losses, contractual servicing fees, other expenses, and the changes in the fair value of the interest-only strip. This amount excludes issuer rate fees on the securitized accounts, which were recorded in discount revenue in the Company’s Consolidated Statements of Income.
(b)	Excludes $93 million of impact from cardmember maturities for the three months ended March 31, 2009, reflected in the provisions for losses for the period.

Retained Interests in Securitized Assets

As of December 31, 2009, the Company retained subordinated interests in the securitized cardmember loans. These interests included one or more A-rated, BBB-rated and unrated investments in tranches of the securitization (subordinated securities) of $3.6 billion and an interest-only strip of $20 million. The subordinated securities were accounted for at fair value as available-for-sale investment securities and were reported in investments on the Company’s Consolidated Balance Sheets with unrealized gains (losses) recorded in AOCI. The interest-only strip was accounted for at fair value and was reported in other assets on the Company’s Consolidated Balance Sheets with changes in fair value recorded in securitization income, net in the Company’s Consolidated Statements of Income.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	Customer Deposits

As of March 31, 2010 and December 31, 2009, customer deposits were categorized as interest-bearing or non-interest-bearing deposits as follows:

(Millions)	2010	2009
U.S.:
Interest-bearing	$27,381	$25,579
Non-interest-bearing	11	13
Non-U.S.:
Interest-bearing	706	680
Non-interest-bearing	22	17

Total customer deposits	$28,120	$26,289

The customer deposits are aggregated by deposit type offered by the Company as of March 31, 2010 and December 31, 2009 as follows:

(Millions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$11,837	$10,498
Certificates of deposit	15,544	15,081
Other deposits	739	710

Total customer deposits	$28,120	$26,289

The scheduled maturities of all certificates of deposit as of March 31, 2010 are as follows:

(Millions)	U.S.	Non-U.S.	Total
2010	$3,873	$419	$4,292
2011	5,286	1	5,287
2012	2,645	—	2,645
2013	2,225	—	2,225
2014	1,014	—	1,014
After 5 years	501	—	501

Total	$15,544	$420	$15,964

As of March 31, 2010 and December 31, 2009, the outstanding amounts of certificates of deposit in denominations of $100,000 or more were as follows:

(Millions)	2010	2009
U.S.	$253	$196
Non-U.S.	303	293

Total	$556	$489

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	Derivatives and Hedging Activities

The Company uses derivative financial instruments (derivatives) to manage exposure to various market risks. Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk exposure is primarily generated by:

•	Interest rate risk in its card and insurance and travelers cheque businesses, and its investment portfolios; and

•	Foreign exchange risk in its international operations.

General principles and the overall framework for managing market risk across the Company are defined in the Market Risk Policy, which is the responsibility of the Asset-Liability Committee (ALCO). Market risk limits and escalation triggers in that policy are approved by the ALCO and by the Enterprise-wide Risk Management Committee (ERMC). Market risk is centrally managed by the Market Risk Committee, which is chaired by the Chief Market Risk Officer of the Company and reports into the ALCO. Market risk management is also guided by policies covering the use of derivatives, funding and liquidity and investments. Derivatives derive their value from an underlying variable or multiple variables, including interest rate, foreign exchange, and equity indices or prices. These instruments enable end users to increase, reduce or alter exposure to various market risks and, for that reason, are an integral component of the Company’s market risk management. The Company does not engage in derivatives for trading purposes.

The Company’s market exposures are in large part by-products of the delivery of its products and services. Interest rate risk arises through the funding of cardmember receivables and fixed-rate loans with variable-rate borrowings as well as through the risk to net interest margin from changes in the relationship between benchmark rates such as Prime and LIBOR.

Interest rate exposure within the Company’s charge card and fixed-rate lending products is managed by varying the proportion of total funding provided by short-term and variable-rate debt and deposits compared to fixed-rate debt and deposits. In addition, interest rate swaps are used from time to time to effectively convert fixed-rate debt to variable-rate or to convert variable-rate debt to fixed rate. The Company may change the mix between variable-rate and fixed-rate funding based on changes in business volumes and mix, among other factors. The majority of its cardmember loans, which are linked to a benchmark rate such as Prime that can reprice monthly, are funded with variable-rate funding, the majority of which are linked to LIBOR.

Foreign exchange risk is generated by cardmember cross-currency charges, foreign currency balance sheet exposures, translation of foreign subsidiary equity, and foreign currency earnings in international units. The Company’s foreign exchange risk is managed primarily by entering into agreements to buy and sell currencies on a spot basis or by hedging this market exposure to the extent it is economically justified through various means, including the use of derivatives such as foreign exchange forward, and cross-currency swap contracts, which can help “lock in” the value of the Company’s exposure to specific currencies.

Derivatives may give rise to counterparty credit risk. The Company manages this risk by considering the current exposure, which is the replacement cost of contracts on the measurement date, as well as estimating the maximum potential value of the contracts over the next 12 months, considering such factors as the volatility of the underlying or reference index. To mitigate derivative credit risk, counterparties are required to be pre-approved and rated as investment grade. Counterparty risk exposures are monitored by the Company’s Institutional Risk Management Committee (IRMC). The IRMC formally reviews large institutional exposures to ensure compliance with the Company’s ERMC guidelines and procedures and determines the risk mitigation actions, when necessary. Additionally, to mitigate counterparty credit risk the Company may, on occasion, enter into master netting agreements.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

As of March 31, 2010 and December 31, 2009, the counterparty credit risk associated with the Company’s derivatives was not significant. In relation to the Company’s credit risk, under the terms of its derivatives, the Company is not required to either immediately settle any outstanding liability balances, or post collateral upon the occurrence of a specified credit risk-related event.

The Company’s derivatives are carried at fair value on the Consolidated Balance Sheets. The accounting for changes in fair value depends on the instruments’ intended use and the resulting hedge designation, if any, as discussed below. Refer to Note 3 for a description of the Company’s methodology for determining the fair value of its derivatives.

The following table summarizes the total gross fair value, excluding interest accruals, of derivative assets and liabilities as of March 31, 2010 and December 31, 2009:

	Other assets		Other liabilities
	Fair Value		Fair Value
(Millions)	2010	2009	2010	2009
Derivatives designated as hedging instruments:
Interest rate contracts
Fair value hedges	$756	$632	$6	$6
Cash flow hedges	—	1	33	44
Foreign exchange contracts
Net investment hedges	101	132	99	130

Total derivatives designated as hedging instruments	$857	$765	$138	$180

Derivatives not designated as hedging instruments:
Interest rate contracts	$10	$11	$5	$5
Foreign exchange contracts(a)	55	57	95	95
Equity-linked contract(b)	—	—	3	3

Total derivatives not designated as hedging instruments	65	68	103	103

Total derivatives(c)	$922	$833	$241	$283

(a)	Includes foreign currency derivatives embedded in certain operating agreements.
(b)	Represents an equity-linked derivative embedded in one of the Company’s investment securities.
(c)	GAAP permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists between the Company and its derivative counterparty. As of March 31, 2010 and December 31, 2009, $14 million and $33 million, respectively, of derivative assets and liabilities have been offset and presented net on the Consolidated Balance Sheets.

Derivatives that Qualify for Hedge Accounting

Derivatives executed for hedge accounting purposes are documented and designated as such when the Company enters into the contracts. In accordance with its risk management policies, the Company structures its hedges with very similar terms to the hedged items. The Company formally assesses, at inception of the hedge accounting relationship and on a quarterly basis, whether derivatives designated as hedges are highly effective in offsetting the fair value or cash flows of hedged items. These assessments usually are made through the application of the regression analysis method. If it is determined that a derivative is not highly effective as a hedge, the Company will discontinue the application of hedge accounting.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Fair Value Hedges

A fair value hedge involves a derivative designated to hedge the Company’s exposure to future changes in the fair value of an asset or a liability, or an identified portion thereof that is attributable to a particular risk. The Company is exposed to interest rate risk associated with its fixed-rate long-term debt. The Company uses interest rate swaps to convert certain fixed-rate long-term debt to floating-rate at the time of issuance. As of March 31, 2010 and December 31, 2009, the Company hedged $15.1 billion, of its fixed-rate debt to floating-rate debt using interest rate swaps.

To the extent the fair value hedge is effective, the gain or loss on the hedging instrument offsets the loss or gain on the hedged item attributable to the hedged risk. Any difference between the changes in the fair value of the derivative and the hedged item is referred to as hedge ineffectiveness and is recorded in earnings as a component of other, net expenses. Hedge ineffectiveness may be caused by differences between the debt’s interest coupon and the benchmark rate, which is in turn primarily due to credit spreads at inception of the hedging relationship that are not reflected in the valuation of the interest rate swap. Furthermore, hedge ineffectiveness may be caused by changes in the relationship between 3-month LIBOR and 1-month LIBOR rates, as these so-called basis spreads may impact the valuation of the interest rate swap without causing an offsetting impact in the value of the hedged debt. If a fair value hedge is de-designated or no longer considered to be effective, changes in fair value of the derivative continue to be recorded through earnings but the hedged asset or liability is no longer adjusted for changes in fair value. The existing basis adjustment of the hedged asset or liability is then amortized or accreted as an adjustment to yield over the remaining life of that asset or liability.

The following table summarizes the impact on the Consolidated Statements of Income associated with the Company’s fixed-rate long-term debt described above for the three months ended March 31:

(Millions)	Gains (losses) recognized in income
	Derivative contract			Hedge item			Net hedge ineffectiveness
	Location	Amount		Location	Amount
		2010	2009		2010	2009	2010	2009
Interest rate contracts	Other, net expenses	$124	$(17)	Other, net expenses	$(115)	$83	$9	$66

Cash Flow Hedges

A cash flow hedge involves a derivative designated to hedge the Company’s exposure to variable future cash flows attributable to a particular risk of an existing recognized asset or liability, or a forecasted transaction. The Company hedges existing long-term variable-rate debt, the rollover of short-term borrowings and the anticipated forecasted issuance of additional funding through the use of derivatives, primarily interest rate swaps. These instruments effectively convert floating-rate debt to fixed-rate debt for the duration of the swap. As of March 31, 2010 and December 31, 2009, the Company hedged $1.5 billion and $1.6 billion, respectively, of its floating debt using interest rate swaps.

For derivatives that qualify as cash flow hedges, the effective portion of the gain or loss on the derivatives is recorded in AOCI and reclassified into earnings when the hedged cash flows are recognized in earnings. The amount that is reclassified into earnings is presented in the Consolidated Statements of Income with the hedged instrument or transaction impact, primarily in interest expense. Any ineffective portion of the gain or loss on the derivatives is reported as a component of other, net expenses. If a cash flow hedge is de-designated or terminated prior to maturity, the amount previously recorded in AOCI is recognized into earnings over the period that the hedged item impacts earnings. If a hedge relationship is discontinued because it is probable that the forecasted transaction will not occur according to the original strategy, any related amounts previously recorded in AOCI are recognized into earnings immediately.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

In the normal course of business, as the hedged cash flows are recognized into earnings, the Company expects to reclassify $28 million of net pretax losses on derivatives from AOCI into earnings during the next 12 months.

Net Investment Hedges

A net investment hedge is used to hedge future changes in currency exposure of a net investment in a foreign operation. The Company primarily designates foreign currency derivatives, typically foreign exchange forwards, and on occasion foreign currency denominated debt, as hedges of net investments in certain foreign operations. These instruments reduce exposure to changes in currency exchange rates on the Company’s investments in non-U.S. subsidiaries. The effective portion of the gain or loss on net investment hedges are recorded in AOCI as part of the cumulative translation adjustment. Any ineffective portion of the gain or loss on net investment hedges is recognized in other, net expenses during the period of change.

The following table summarizes the impact of cash flow hedges and net investment hedges on the Consolidated Financial Statements for the three months ended March 31:

(Millions)			Gains (losses) recognized in income
	Gains (losses) recognized in AOCI, net of tax		Location	Amount reclassified from AOCI into income		Location	Net hedge ineffectiveness
	2010	2009		2010	2009		2010	2009
Cash flow hedges(a):
Interest rate contracts	$(2)	$(12)	Interest expense	$(13)	$(44)	Other, net expenses	$—	$(3)

Net investment hedges:
Foreign exchange contracts	$136	$88	Other, net expenses	$—	$—	Other, net expenses	$—	$—

(a) As of March 31, 2010 and 2009, there was no impact on the Consolidated Financial Statements due to forecasted transactions no longer probable to occur.

Derivatives Not Designated as Hedges

The Company has derivatives that act as economic hedges and are not designated for hedge accounting purposes. Foreign currency transactions and non-U.S. dollar cash flow exposures from time to time may be partially or fully economically hedged through foreign currency contracts, primarily foreign exchange forwards, options, and cross-currency swaps. These hedges generally mature within one year. Foreign currency contracts involve the purchase and sale of a designated currency at an agreed upon rate for settlement on a specified date. The changes in the fair value of the derivatives effectively offset the related foreign exchange gains or losses on the underlying balance sheet exposures. From time to time, the Company may enter into interest rate swaps to specifically manage funding costs related to its proprietary card business.

The Company has certain operating agreements whose payments may be linked to a market rate or price, primarily foreign currency rates. The payment components of these agreements may meet the definition of an embedded derivative, which is assessed to determine if it requires separate accounting and reporting. If so, the embedded derivative is accounted for separately and is classified as a foreign exchange contract based on its primary risk exposure. In addition, the Company also holds an investment security containing an embedded equity-linked derivative.

For derivatives that are not designated as hedges, changes in fair value are reported in current period earnings.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the impact of derivatives not designated as hedges on the Consolidated Statements of Income for the three months ended March 31:

(Millions)	Gains (losses) recognized in income
	Location	Amount
		2010	2009
Interest rate contracts	Other, net expenses	$(1)	$(1)
Foreign exchange contracts(a)	Other non-interest revenues	—	(1)
	Interest and dividends on investment securities	1	2
	Interest expense on short-term borrowings	2	—
	Interest expense on long-term debt and other	19	4
	Other, net expenses	(18)	2

Total		$3	$6

(a)	For the three months ended March 31, 2010, foreign exchange contracts include embedded foreign currency derivatives. Gains (losses) on these embedded derivatives are included in other, net expenses.

10.	Guarantees

The Company provides cardmember protection plans that cover losses associated with purchased products, as well as certain other guarantees in the ordinary course of business which are within the scope of GAAP governing the accounting for guarantees.

In relation to its maximum amount of undiscounted future payments as seen in the table that follows, to date the Company has not experienced any significant losses related to guarantees. The Company’s initial recognition of guarantees is at fair value, which has been determined in accordance with GAAP governing fair value measurement. In addition, the Company establishes reserves when an unfavorable outcome is probable and the amount of the loss can be reasonably estimated.

The following table provides information related to such guarantees as of March 31, 2010 and December 31, 2009:

	Maximum amount of undiscounted future payments(a) (Billions)		Amount of related liability(b) (Millions)
	2010	2009	2010	2009
Type of Guarantee
Card and travel operations(c)	$66	$66	$113	$112
Other (d)	1	1	101	74

Total	$67	$67	$214	$186

(a)	Represents the notional amounts that could be lost under the guarantees and indemnifications if there were a total default by the guaranteed parties. The Merchant Protection guarantee is calculated using management’s best estimate of maximum exposure based on all eligible claims as measured against annual billed business volumes. The Company mitigates this risk by withholding settlement from the merchant or obtaining deposits and other collateral from merchants considered higher risk due to various factors. The amounts being held by the Company are not significant when compared to the maximum potential amount of future payments under this guarantee.
(b)	Included as part of other liabilities on the Company’s Consolidated Balance Sheets.
(c)	Includes Credit Card Registry, Return Protection, Account Protection and Merchant Protection, which the Company offers directly to cardmembers.
(d)	Other primarily includes guarantees related to the Company’s business dispositions, real estate and tax, as well as contingent consideration obligations, each of which are individually smaller indemnifications.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	Comprehensive Income

Comprehensive income includes net income and changes in AOCI, which is a balance sheet item in the Shareholders’ Equity section of the Company’s Consolidated Balance Sheets. AOCI is comprised of items that have not been recognized in earnings but may be recognized in earnings in the future when certain events occur. The components of comprehensive income, net of tax, were as follows:

Three Months Ended March 31 (Millions)	2010	2009
Net income	$885	$437
Other comprehensive income gains (losses):
Net unrealized securities gains (losses)	(16)	332
Net unrealized derivative gains (losses)	7	19
Foreign currency translation adjustments	(31)	(19)
Net unrealized pension and other postretirement benefit costs	27	21

Total	$872	$790

12.	Restructuring Charges

During the three months ended March 31, 2010, the Company recorded $16 million of restructuring charges, including a net increase of $5 million to previously accrued amounts. The restructuring activity in the quarter related principally to downsizing and reorganizing certain operations, and revisions of prior estimates within the Company’s business travel and staff group areas.

Restructuring charges related to severance obligations are included in salaries and employee benefits in the Company’s Consolidated Statements of Income, while charges pertaining to other exit costs are included in occupancy and equipment, professional services and other net expenses.

The following table summarizes the Company’s restructuring reserves activity for the three months ended March 31, 2010:

(Millions)	Severance(a)	Other(b)	Total
Liability balance as of December 31, 2009	$253	$32	$285
Restructuring charges, including $5 in net adjustments(c)	17	(1)	16
Payments	(44)	(3)	(47)
Other non-cash(d)	(9)	(1)	(10)

Liability balance as of March 31, 2010(e)	$217	$27	$244

(a)	Accounted for in accordance with the GAAP governing the accounting for nonretirement postemployment benefits and for costs associated with exit or disposal activities.
(b)	Other primarily includes facility exit, asset impairment and contract termination costs.
(c)	Net adjustments of $5 million were recorded in the Company’s reportable operating segments as follows: $(1) million in USCS, $(2) million in ICS, $12 million in GCS, $1 million in GNMS, and $(5) million in Corporate & Other. These adjustments primarily relate to revisions of prior estimates.
(d)	Consists of foreign exchange impacts.
(e)	The majority of cash payments related to the remaining restructuring liabilities are expected to be completed in 2011, with the exception of certain smaller amounts related to contractual long-term severance arrangements which are expected to be completed in 2013, and certain lease obligations which will continue until their expiration in 2018.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s restructuring charges, net of adjustments, by reportable segment for the three months ended March 31, 2010, and the cumulative amounts relating to the restructuring programs that were in progress during 2010 and initiated at various dates between 2007 and 2010:

	2010	Cumulative Restructuring Expense Incurred To Date on In Progress Restructuring Programs
(Millions)	Total Restructuring Charges including Net Adjustments	Severance	Other	Total
USCS	$(1)	$46	$6	$52
ICS	—	80	3	83
GCS	18	239	30	269
GNMS	1	49	9	58
Corporate & Other	(2)	117	35	152	(a)

Total	$16	$531	$83	$614	(b)

(a)	The Corporate & Other segment includes certain severance and other charges of $132 million, related to Company-wide support functions which were not allocated to the Company’s operating segments, as these were corporate initiatives and are consistent with how such charges were reported internally.
(b)	As of March 31, 2010, the total expenses to be incurred for previously approved restructuring activities that were in progress are not expected to be materially different than the cumulative expenses incurred to date for these programs.

13.	Income Taxes

The Company is under continuous examination by the Internal Revenue Service (IRS) and tax authorities in other countries and states in which the Company has significant business operations. The tax years under examination and open for examination vary by jurisdiction. In June 2008, the IRS completed its field examination of the Company’s federal tax returns for the years 1997 through 2002. In July 2009, the IRS completed its field examination of the Company’s federal tax returns for the years 2003 and 2004. However, all of these years continue to remain open as a consequence of certain issues under appeal. The Company is currently under examination by the IRS for the years 2005 through 2007.

The Company believes it is reasonably possible that its unrecognized tax benefits could decrease within the next 12 months by as much as $664 million principally as a result of potential resolutions of prior years’ tax items with various taxing authorities. The prior years’ tax items include unrecognized tax benefits relating to the timing of recognition of certain gross income, the deductibility of certain expenses or losses, and the attribution of taxable income to a particular jurisdiction or jurisdictions. Of the $664 million of unrecognized tax benefits, approximately $309 million are temporary differences that, if recognized, would only impact the effective rate due to net interest assessments and state tax rate differentials. With respect to the remaining decrease of $355 million, it is not possible to quantify the impact that the decrease could have on the effective tax rate and net income due to the inherent complexities and the number of tax years open for examination in multiple jurisdictions. Resolution of the prior years’ items that comprise this remaining amount could have an impact on the effective tax rate and on net income, either favorably (principally as a result of settlements that are less than the liability for unrecognized tax benefits) or unfavorably (if such settlements exceed the liability for unrecognized tax benefits).

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

The following table summarizes the Company’s effective tax rate:

Three Months Ended March 31	2010	2009

Effective tax rate(a)	29%	19%

(a)	Each of the periods reflects recurring, permanent tax benefits in relation to the level of pretax income.

14. Earnings Per Common Share (EPS)

The following table presents computations of basic and diluted EPS:

Three Months Ended March 31 (Millions, except per share amounts)	2010	2009
Numerator:
Basic and diluted:
Income from continuing operations	$885	$443
Preferred shares dividends, accretion, and recognition of remaining unaccreted dividends(a)	—	(72)
Earnings allocated to participating share awards and other items	(12)	(4)
Loss from discontinued operations, net of tax	—	(6)

Net income attributable to common shareholders	$873	$361

Denominator:
Basic: weighted-average common stock	1,185	1,156
Add: weighted-average stock options and warrants(b)	6	—

Diluted	1,191	1,156

Basic EPS:
Income from continuing operations attributable to common shareholders	$0.74	$0.32
Loss from discontinued operations	—	(0.01)

Net income attributable to common shareholders	$0.74	$0.31

Diluted EPS:
Income from continuing operations attributable to common shareholders	$0.73	$0.32
Loss from discontinued operations	—	(0.01)

Net income attributable to common shareholders	$0.73	$0.31

(a)	Includes dividends paid for the period January 9, 2009 through February 15, 2009 of $17 million, as well as dividends declared, but not yet paid, for the period February 16, 2009 through May 15, 2009 of $44 million on 3.39 million shares of Fixed Rate Cumulative Perpetual Preferred Shares Series A (the Preferred Shares) issued to the Treasury Department under the United States Department of Treasury Capital Purchase Program on January 9, 2009. The Company repurchased the Preferred Shares at par on June 17, 2009.
(b)	For the three months ended March 31, 2010 and 2009, the dilutive effect of unexercised stock options excluded 40 million and 87 million options, respectively, and 24 million warrants for the three months ended March 31, 2009, from the computation of EPS because inclusion of the options and warrants would have been anti-dilutive.

The subordinated debentures issued by the Company would affect the EPS computation only in the unlikely event the Company fails to achieve specified performance measures related to the Company’s tangible common equity and consolidated net income. In that circumstance the Company would reflect the additional common shares in the EPS computation.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

15.	Details of Certain Consolidated Statements of Income Lines

The following is a detail of other commissions and fees for the three months ended March 31:

(Millions)	2010	2009
Foreign currency conversion revenue	$188	$143
Delinquency fees	159	171
Service fees	82	78
Other	71	61

Total other commissions and fees	$500	$453

The following is a detail of other revenues for the three months ended March 31:
(Millions)	2010	2009
Insurance premium revenue	$74	$77
Gain on investment securities	1	1
Other	351	372

Total other revenues	$426	$450

The following is a detail of marketing, promotion, rewards and cardmember services for the three months ended March 31:
(Millions)	2010	2009
Marketing and promotion	$595	$345
Cardmember rewards	1,218	846
Cardmember services	149	111

Total marketing, promotion, rewards and cardmember services	$1,962	$1,302

The following is a detail of other, net expense for the three months ended March 31:
(Millions)	2010	2009
Occupancy and equipment	$384	$358
Communications	95	104
MasterCard and Visa settlements	(213)	(213)
Other	295	256

Total other, net expense	$561	$505

16.	Contingencies

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceedings could have a material impact on results of operations in any particular reporting period as the proceedings are resolved.

AMERICAN EXPRESS COMPANY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

17.	Reportable Operating Segments

The Company is a leading global payments, network, and travel company that is principally engaged in businesses comprising four reportable operating segments: U.S. Card Services (USCS), International Card Services (ICS), Global Commercial Services (GCS), and the Global Network & Merchant Services (GNMS). Corporate functions and auxiliary businesses, including the Company’s publishing business, the Global Prepaid business, as well as other company operations are included in Corporate & Other.

Beginning in the first quarter of 2010, the Company made changes to the manner in which it allocates equity capital as well as funding and the related interest expense charged to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the Company believes more accurately reflect the capital characteristics and funding requirements of its segments. The segment results for quarters prior to the first quarter of 2010 have been restated for this change. Debt and cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread continues to be reported in the Corporate & Other segment.

The following table presents certain operating segment information for the three months ended March 31, 2010:

(Millions)	USCS	ICS	GCS	GNMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$2,317	$882	$1,069	$949	$82	$5,299

Interest income	1,411	363	1	1	129	1,905

Interest expense	190	106	48	(47)	301	598

Total revenues net of interest expense	3,538	1,139	1,022	997	(90)	6,606

Income (loss) from continuing operations	$428	$151	$92	$267	$(53)	$885

The following table presents certain operating segment information for the three months ended March 31, 2009:

(Millions)	USCS	ICS	GCS	GNMS	Corporate & Other(a)	Consolidated

Non-interest revenues	$2,336	$787	$982	$807	$95	$5,007

Interest income	928	365	1	—	180	1,474

Interest expense	162	108	45	(50)	290	555

Total revenues net of interest expense	3,102	1,044	938	857	(15)	5,926

Income (loss) from continuing operations	$(7)	$52	$81	$250	$67	$443

(a)	Corporate & Other includes adjustments and eliminations for intersegment activity.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

American Express is a global service company that provides customers with access to products, insights and experiences that enrich lives and build business success. The Company’s principal products and services are charge and credit payment card products and travel-related services offered to consumers and businesses around the world. The Company’s range of products and services include:

•	charge and credit card products;

•	expense management products and services;

•	consumer and business travel services;

•	stored value products such as Travelers Cheques and other prepaid products;

•	network services for the Company’s network partners;

•	merchant acquisition and processing, point-of-sale, servicing and settlement and marketing products and services for merchants; and

•	fee services, including market and trend analyses and related consulting services and the design of customized customer loyalty and rewards programs.

The Company’s products and services are sold globally to diverse customer groups, including consumers, small businesses, middle-market companies, and large corporations. These products and services are sold through various channels, including direct mail, on-line applications, targeted direct and third-party sales forces, and direct response advertising.

The Company’s products and services generate the following types of revenue for the Company:

•	Discount revenue, which is the Company’s largest revenue source, represents fees charged to merchants when cardmembers use their cards to purchase goods and services on the Company’s network;

•	Net card fees, which represent revenue earned for annual charge card memberships;

•	Travel commissions and fees, which are earned by charging a transaction or management fee for airline or other travel-related transactions;

•	Other commissions and fees, which are earned on foreign exchange conversions and card-related fees and assessments;

•

Other revenue, which represents insurance premiums earned from cardmember travel and other insurance programs, revenues arising from contracts with Global Network Services’ (GNS) partners (including royalties and signing fees), publishing revenues and other miscellaneous revenue and fees; and

•	Interest and fees on loans, which principally represents interest income earned on outstanding balances, and card fees related to the cardmember loans portfolio.

In addition to funding and operating costs associated with these types of revenue, other major expense categories are related to marketing and reward programs that add new cardmembers and promote cardmember loyalty and spending, and provisions for anticipated cardmember credit and fraud losses.

In 2009, to better position the Company to grow its traditional businesses, and to develop new revenue categories and emerging payments, the Company implemented a number of organizational changes. The Company’s global consumer and small business card-issuing, merchant and network businesses were grouped under the senior leadership of the Vice Chairman of American Express. The Company is also creating the Enterprise Growth Group, which will focus exclusively on generating new sources of fee revenue from existing assets and advancing the Company’s efforts in emerging payments. A new Global Services Group was formed under the leadership of the Company’s Group President and Chief Information Officer, which unites the Company’s U.S. and international cardmember servicing organizations, as well as most processing and support functions across the Company, including, among others, technology support and certain key processing functions in areas such as finance and human resources. Also, as part of these organizational changes, the Company’s Chief Executive Officer is now working directly with the leaders of the Global Commercial Card and Global Travel Services groups on overall strategies to capitalize on Business-to-Business growth opportunities.

Historically, the Company has sought to achieve a number of financial targets, on average and over time:

•	Revenues net of interest expense growth of at least 8 percent;

•	Earnings per share (EPS) growth of 12 to 15 percent; and

•	Return on average equity (ROE) of 33 to 36 percent.

In addition, assuming achievement of such financial targets, the Company has sought to return at least 65 percent of the capital it generates to shareholders as a dividend or through the repurchase of common stock.

The Company met or exceeded these targets for most of the past decade. However, during 2008 and 2009, its performance fell short of the targets due to the effects of the continuing global economic downturn. As long as these difficult conditions persist, it is unlikely that the Company will achieve all of its on average and over time financial objectives. The Company’s share repurchase program was suspended in 2008 and, as a result, the amount of capital generated that is returned to shareholders has been and will likely continue to be below the levels achieved earlier in the decade.

The Company believes it will be positioned, over the long term, to generate revenue and earnings growth in line with its historical target levels. However, evolving market, regulatory and rating agency expectations will likely cause the Company, as well as other financial institutions, to maintain in future years a higher level of capital than they would have historically maintained. These higher capital requirements would in turn lead, all other things being equal, to lower future ROE than the Company has historically targeted. While the Company is not establishing a new target at this time, it currently believes it will ultimately be positioned to deliver a ROE in excess of 20 percent over time. The Company expects to provide updated long-term ROE and capital distribution targets later this year.

Certain reclassifications of prior year amounts have been made to conform to the current presentation.

Certain of the statements in this Form 10-Q report are forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Refer to the “Forward-Looking Statements” section below.

Bank Holding Company

The Company is a bank holding company under the Bank Holding Company Act of 1956, and the Federal Reserve Board (Federal Reserve) is the Company’s primary federal regulator. As such, the Company is subject to the Federal Reserve’s regulations, policies and minimum capital standards.

Current Economic Environment/Outlook

The Company’s results for the first quarter of 2010 continued to reflect an improved economic environment. Year-over-year cardmember spending volumes grew both in the United States and internationally, and across all of the Company’s businesses. Growth in both the number of transactions and average transaction size contributed to the higher spending.

Credit trends continued to be favorable in the quarter. The Company’s charge card write-off and delinquency rates in the United States were at relatively low levels although the Company expects these rates to rise to some extent over time as the Company continues to focus on charge card growth. As previously disclosed, if past due trends, bankruptcies and recoveries remain stable, the Company would expect the U.S. lending net write-off rate in the second quarter of 2010 to be lower than that in the first quarter.

The improving credit trends contributed to the release in the first quarter of approximately $500 million in loss reserves, although reserve coverage ratios remained strong. The release of the reserves in turn enabled the Company to increase investments in business building initiatives in the quarter. Going forward in 2010, the Company intends to continue to invest a substantial portion of expected benefits from its credit performance in marketing and promotion and certain other operating expenses. During the first quarter of 2010, due to several factors, rewards costs grew faster than spending volumes and the comparative growth rate is expected to continue at a somewhat higher level through the remainder of the year.

Net interest yield for the first quarter decreased year-over-year. The lower yield was driven by reduced market interest rates, the impact of various customer assistance programs and the implementation of elements of the CARD Act, which factors more than offset the benefit of certain repricing initiatives implemented by the Company. As previously disclosed, the Company expects net interest yield to return to more historic levels over the course of the year primarily due to the on-going impact of the CARD Act.

Despite the improved economic environment and the favorable spending and credit trends discussed above, the Company recognizes that certain challenges remain. These include high unemployment levels and uncertainty in customer behavior and the legislative and regulatory environment.

Reengineering Initiatives

In the fourth quarter of 2008 and the second quarter of 2009 the Company undertook major reengineering initiatives that together were expected to produce cost benefits of approximately $2.6 billion in 2009 versus the previously anticipated spending levels. These initiatives included reducing staffing levels and compensation expenses (expected benefit of $875 million in 2009), reducing certain operating costs (expected benefit of $250 million in 2009) and scaling back investment spending (expected benefit of $1.5 billion in 2009). The Company recorded restructuring charges of $404 million ($262 million after-tax) in the fourth quarter of 2008 and $182 million ($118 million after-tax) in the second quarter of 2009, respectively, primarily associated with severance and other costs related to the expected elimination of a total of approximately 11,000 positions, which accounted for approximately 17 percent of its global workforce as of September 30, 2008.

As the Company has previously indicated, beginning in the third quarter of 2009, benefits related to better than initially forecasted credit and business trends for 2009, which have continued into 2010, were utilized to increase spending on marketing and other business-building initiatives during the second half of the year. This has reduced the expected carryover into 2010 of the reengineering benefits previously discussed in

2009 related to investment spending and position eliminations, although the employee count decline of approximately 8,000, or 12 percent, since September 30, 2008, primarily due to these initiatives, will continue to provide benefits.

Despite improved business performance, the Company continues to identify new reengineering opportunities. In the first quarter of 2010, income from continuing operations reflects $16 million ($11 million after-tax) of net reengineering costs, primarily in the Global Commercial Services segment.

Acquisitions

On January 15, 2010, the Company purchased Revolution Money, a provider of secure person-to-person payment services through an internet based platform, for approximately $305 million. Revolution Money offers online person-to-person payment accounts that are FDIC-insured and suited for social and instant messaging networks and offers the RevolutionCard, a general-use PIN-based card with enhanced security. The Company believes Revolution Money’s assets and expertise complement both its existing payments and processing capabilities, and also provides it with an innovative technology platform that can help extend the Company’s leadership beyond the traditional payments arena. Refer to Note 2 to the Consolidated Financial Statements for further discussion of the acquisition of Revolution Money.

Discontinued Operations

For the applicable periods, the operating results, assets and liabilities, and cash flows of American Express Bank Ltd. (AEB), which was sold to Standard Chartered PLC (Standard Chartered) in 2008, and American Express International Deposit Company (AEIDC), which was sold to Standard Chartered in the third quarter of 2009, have been removed from the Corporate & Other segment and reported separately within the discontinued operations captions on the Company’s Consolidated Financial Statements.

American Express Company

Selected Statistical Information

Three Months Ended March 31 (Billions, except percentages and where indicated)	2010	2009
Card billed business(a):
United States	$108.0	$97.4
Outside the United States	53.0	41.8

Total	$161.0	$139.2

Total cards-in-force (millions)(b):
United States	48.8	53.4
Outside the United States	39.2	38.2

Total	88.0	91.6

Basic cards-in-force (millions)(b):
United States	38.1	41.6
Outside the United States	34.4	33.3

Total	72.5	74.9

Average discount rate(c)	2.55%	2.56%
Average basic cardmember spending (dollars)(d)	$3,012	$2,443
Average fee per card (dollars)(d)	$37	$34
Average fee per card adjusted (dollars)(d)	$40	$38

(a)	Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards. Card billed business is reflected in the United States or outside the United States based on where the cardmember is domiciled.
(b)	Total cards-in-force represents the number of cards that are issued and outstanding. Proprietary basic consumer cards-in-force includes basic cards issued to the primary account owner and does not include additional supplemental cards issued on that account. Proprietary basic small business and corporate cards-in-force include basic and supplemental cards issued to employee cardmembers. Non-proprietary basic cards-in-force includes all cards that are issued and outstanding under network partnership agreements.
(c)	This calculation is designed to reflect pricing at merchants accepting general purpose American Express cards. It represents the percentage of billed business (both proprietary and Global Network Services) retained by the Company from merchants it acquires, prior to payments to third parties unrelated to merchant acceptance.
(d)	Average basic cardmember spending and average fee per card are computed from proprietary card activities only. Average fee per card is computed based on net card fees, including the amortization of deferred direct acquisition costs, plus card fees included in interest and fees on loans (including related amortization of deferred direct acquisition costs), divided by average worldwide proprietary cards-in-force. The card fees related to cardmember loans included in interest and fees on loans were $51 million and $40 million for the quarters ended March 31, 2010 and 2009, respectively. The adjusted average fee per card is computed in the same manner, but excludes amortization of deferred direct acquisition costs (a portion of which is charge card related and included in net card fees and a portion of which is lending related and included in interest and fees on loans). The amount of amortization excluded was $51 million and $70 million for the quarters ended March 31, 2010 and 2009, respectively. The Company presents adjusted average fee per card because management believes this metric presents a useful indicator of card fee pricing across a range of its proprietary card products.

American Express Company

Selected Statistical Information

(continued)

Three Months Ended March 31 (Billions, except percentages and where indicated)	2010	2009
Worldwide cardmember receivables:
Total receivables	$33.7	$30.3
Loss reserves (millions):
Beginning balance	$546	$810
Provisions for losses on authorized transactions	184	318
Net write-offs(a)	(244)	(332)
Other	12	14

Ending balance	$498	$810

% of receivables	1.5%	2.7%
Net write-off rate – USCS	1.7%	4.9%
30 days past due as a % of total – USCS	1.9%	3.7%
Net loss ratio (as a % of charge volume) – ICS/GCS(a) (b)	0.38%	0.24%
90 days past billing as a % of total – ICS/GCS(a)	0.9%	2.7%

Worldwide cardmember loans – Total Portfolio vs. Owned Basis(c):	Total Portfolio	Owned
Total loans	$57.6	$36.7
30 days past due as a % of total	3.3%	4.9%
Loss reserves (millions):
Beginning balance:	$3,268	$2,570
Adoption of new GAAP consolidation standard(d)	2,531	—
Provisions for losses on authorized transactions	670	1,401
Net write-offs – principal	(1,035)	(782)
Net write-offs – interest and fees	(114)	(155)
Other	(6)	(21)

Ending balance	$5,314	$3,013

Ending Reserves – principal	$5,161	$2,806
Ending Reserves – interest and fees	$153	$207
% of loans	9.2%	8.2%
% of past due	277%	168%
Average loans	$59.3	$39.0
Net write-off rate	7.0%	8.0%
Net interest income divided by average loans(e) (f)	8.9%	9.6%
Net interest yield on cardmember loans(e)	10.3%	10.8%

Worldwide cardmember loans – Total Portfolio vs. Managed Basis(g):	Total Portfolio	Managed
Total loans	$57.6	$65.0
30 days past due loans as a % of total	3.3%	5.0%
Net write-offs – principal (millions)	$1,035	$1,392
Average loans	$59.3	$67.9
Net write-off rate	7.0%	8.2%
Net interest yield on cardmember loans(e)	10.3%	11.1%

(a)	Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services and Global Commercial Services are written off when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for International Card Services and approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratios and decreased the 90 days past billing metrics for these segments, but did not have a substantial impact on provisions for losses. If these amounts had been excluded from net write-offs, the combined net loss ratio for International Card Services/Global Commercial Services would have been 0.13 percent.
(b)	Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude net write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been restated for this change as it was deemed immaterial.

American Express Company

Selected Statistical Information

(continued)

(c)	For periods ended on or prior to December 31, 2009, “owned”, a GAAP basis presentation, reflects only cardmember loans (non-securitized) included on the Company’s Consolidated Balance Sheets. Beginning January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is consolidated on its balance sheet upon the adoption of GAAP governing the accounting for transfers of financial assets and consolidation of variable interest entities (the new GAAP effective January 1, 2010). Accordingly, subsequent to January 1, 2010 securitized and non-securitized cardmember loans are presented on a GAAP basis and are referred to collectively as total portfolio. Refer to page 57 for total portfolio and owned basis information.
(d)	Reflects the new GAAP effective January 1, 2010, which resulted in all securitization transactions being accounted for as secured borrowings by the Company. This adoption resulted in the consolidation of the American Express Credit Account Master Trust (the Lending Trust), reflecting $29.0 billion of additional cardmember loans along with a $2.5 billion loan loss reserve on the Company’s balance sheets.
(e)	See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loan portfolio.
(f)	This calculation includes elements of total interest income and total interest expense that are not attributable to the cardmember loan portfolio, and thus is not representative of net interest yield on cardmember loans. The calculation includes interest income and interest expense attributable to investment securities and other interest-bearing deposits as well as to cardmember loans, and interest expense attributable to other activities, including cardmember receivables.
(g)	For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. For periods ending after January 1, 2010, information presented is based on the Company’s total portfolio of cardmember loans determined in accordance with GAAP. Both managed and total portfolio include securitized and non-securitized cardmember loans. Refer to page 57 for discussion of total portfolio and managed basis information.

American Express Company

Selected Statistical Information

(continued)

Calculation of net interest yield on cardmember loans(a)

Three Months Ended March 31, (Millions, except percentages and where indicated)	2010	2009
	Total Portfolio	Owned
Total Portfolio vs Owned Basis(b):
Net interest income	$1,307	$919
Average loans (billions)	$59.3	$39.0
Adjusted net interest income(c)	$1,498	$1,041
Adjusted average loans (billions)(d)	$59.2	$39.1
Net interest income divided by average loans	8.9%	9.6%
Net interest yield on cardmember loans(e)	10.3%	10.8%

	Total Portfolio	Managed
Total Portfolio vs Managed Basis(f):
Net interest income(g)	$1,307	$1,722
Average loans (billions)	$59.3	$67.9
Adjusted net interest income(c)	$1,498	$1,858
Adjusted average loans (billions)(d)	$59.2	$68.0
Net interest yield on cardmember loans(e)	10.3%	11.1%

(a)	Beginning in the first quarter of 2010, the Company changed the manner in which it allocates capital and related interest expense to its reportable operating segments to more accurately reflect the funding and capital characteristics of its segments. The change to interest allocation impacted the consolidated net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been restated for this change on both an owned and managed basis.
(b)	For periods ended on or prior to December 31, 2009, “owned”, a GAAP basis presentation, reflects only cardmember loans (non-securitized) included on the Company’s Consolidated Balance Sheets. Beginning January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is consolidated on its balance sheet upon the adoption of new GAAP effective January 1, 2010. Accordingly, subsequent to January 1, 2010 securitized and non-securitized cardmember loans are presented on a GAAP basis and are referred to collectively as total portfolio. Refer to page 57 for total portfolio and owned basis information.
(c)	Represents net interest income allocated to the Company’s cardmember loans portfolio on an owned, managed or total portfolio basis, as applicable, in each case excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.
(d)	Represents average cardmember loans on an owned, managed or total portfolio basis, as applicable, in each case excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.
(e)	Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all presentations of net interest yield on cardmember loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses - cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.
(f)	For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. For periods ending after January 1, 2010, information presented is based on the Company’s total portfolio of cardmember loans determined in accordance with GAAP. Both managed and total portfolio include securitized and non-securitized cardmember loans. Refer to page 57 for discussion of total portfolio and managed basis information.
(g)	For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” basis presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed” basis information, which adjustments are set forth under the U.S. Card Services Total Portfolio and Managed Basis Presentation table on page 58.

The following discussions regarding Consolidated Results of Operations and Consolidated Liquidity and Capital Resources are presented on a basis consistent with GAAP unless otherwise noted.

Consolidated Results of Operations for the Three Months Ended March 31, 2010 and 2009

The Company’s consolidated net income for the three months ended March 31, 2010 increased $448 million or 103 percent from the same period a year ago to $885 million, and diluted EPS increased $0.42 or 135 percent to $0.73. On a trailing 12-month basis, ROE was 18.0 percent, up from 16.3 percent a year ago.

The Company’s total revenues net of interest expense and total expenses increased by approximately 11 percent and 23 percent, respectively, and provisions for losses decreased by approximately 48 percent in the three months ended March 31, 2010. Assuming no changes in foreign currency exchange rates, total revenues net of interest expense and total expenses increased by approximately 8 percent and 19 percent, respectively, and provisions for losses decreased by approximately 49 percent in the three months ended March 31, 20101.

Total Revenues Net of Interest Expense

Consolidated total revenues net of interest expense were $6.6 billion, up $0.7 billion or 11 percent from $5.9 billion in the same period a year ago. The increase in total revenues net of interest expense was driven by the new GAAP effective January 1, 2010, which caused the reporting of write-offs related to securitized loans to move from securitization income, net in the first quarter of 2009 to provisions for cardmember loan losses in the first quarter of 2010. In addition, total revenues net of interest expense increased due to higher discount revenues, higher other commissions and fees and higher travel commissions and fees, offset by lower net interest income on the combined securitized and non-securitized loan portfolio, reduced other revenues and lower net card fees.

Discount revenue increased $400 million or 13 percent to $3.5 billion as a result of a 16 percent increase in billed business. The lesser discount revenue versus billed business growth reflects the relatively faster growth in billed business related to GNS, where discount revenue is shared with card issuing partners, as well as a slight decline versus last year in the average discount rate. The average discount rate was 2.55 percent and 2.56 percent for the three months ended March 31, 2010 and 2009, respectively. As previously indicated, changes in the mix of business and volume-related pricing discounts will likely result in some erosion of the average discount rate over time.

U.S. billed business and billed business outside the United States were up 11 percent and 27 percent, respectively, primarily due to increases in average spending per proprietary basic card. Billed business outside the United States was up 14 percent assuming no changes in foreign currency exchange rates.

[1]

These currency rate adjustments assume a constant exchange rate between periods for purposes of currency translation into U.S. dollars (i.e., assumes the foreign exchange rates used to determine results for the current year apply to the corresponding year-earlier period against which such results are being compared). Management believes this presentation is helpful to investors by making it easier to compare the Company’s performance from one period to another without the variability caused by fluctuations in currency exchange rates.

The table below summarizes selected statistics for increases and decreases during the three months ended March 31, 2010:

	Percentage Increase/(Decrease)	Percentage Increase Assuming No Changes in Foreign Exchange Rates
Worldwide(a) :
Billed business	16%	12%
Proprietary billed business	13	10
GNS billed business(b)	36	25
Average spending per proprietary basic card	23	20
Basic cards-in-force	(3)
United States(a):
Billed business	11
Average spending per proprietary basic card	22
Basic cards-in-force	(8)
Proprietary consumer card billed business(c)	10
Proprietary small business billed business(c)	6
Proprietary Corporate Services billed business(d)	20
Outside the United States(a):
Billed business	27	14
Average spending per proprietary basic card	29	16
Basic cards-in-force	3
Proprietary consumer and small business billed business(e)	19	6
Proprietary Corporate Services billed business(d)	28	16

(a)	Captions in the table above not designated as “proprietary” include both proprietary and Global Network Services data.
(b)	Included in the Global Network & Merchant Services segment.
(c)	Included in the U.S. Card Services segment.
(d)	Included in the Global Commercial Services segment.
(e)	Included in the International Card Services segment.

Assuming no changes in foreign exchange rates, total billed business outside the United States reflected growth in the mid single-digits in Canada, a low double-digit increase in Europe, a mid-teen increase in Latin America and a low 20 percent increase in Asia Pacific.

Total cards in force declined 4 percent worldwide due to decreases of 9 percent in USCS, 5 percent in ICS and 4 percent in GCS, partially offset by a 6 percent increase in GNS. The declines in USCS reflect the cancellation of approximately 2.8 million inactive cards during the second and third quarter of 2009. During the quarter, total cards-in-force decreased by 100,000 in the U.S. and increased 200,000 outside of the U.S.

Travel commissions and fees increased $21 million or 6 percent to $386 million, reflecting a 20 percent increase in worldwide travel sales, partially offset by a lower sales revenue rate.

Other commissions and fees increased $47 million or 10 percent to $500 million, primarily driven by the new GAAP effective January 1, 2010 where fees related to securitized receivables are now recognized as other commissions and fees starting in the first quarter of 2010. These fees were previously reported in securitization income, net. The increase also reflects greater foreign currency conversion revenues related to higher spending, partially offset by lower delinquency fees in the non-securitized cardmember loan portfolio.

Other revenues decreased $24 million or 5 percent to $426 million, primarily reflecting decreased revenues from the Corporate Payment Services (CPS) acquisition in 2008 due to the migration of clients to the American Express network during the first quarter of 2009, partially offset by higher GNS partner-related revenue.

Interest income increased $431 million or 29 percent to $1.9 billion in 2010. Interest and fees on loans increased 37 percent, driven by an increase in the average loan balance resulting from the consolidation of securitized receivables in accordance with the new GAAP effective January 1, 2010. Interest income related to securitized receivables was reported in securitization income, net in prior periods, but is now reported in interest and fees on loans. The increase related to this consolidation was partially offset by lower average non-securitized cardmember loans, as well as by a lower yield on cardmember loans as reduced market interest rates, the impact of various customer assistance programs and the implementation of elements of the CARD Act more than offset the benefit of certain repricing initiatives effective during 2009. Interest and dividends on investment securities decreased $37 million or 24 percent to $117 million, primarily reflecting decreased short-term investment levels and reduced investment yields. Interest on deposits with banks and others decreased $15 million or 54 percent to $13 million, primarily due to the lower market interest rate environment.

Interest expense increased $43 million or 8 percent to $598 million in 2010. Interest on deposits increased $43 million or 51 percent to $128 million, as a significant increase in balances was partially offset by a lower cost of funds. Interest on short-term borrowings decreased $26 million or 96 percent to $1 million, reflecting lower short-term debt levels due to the strategic shift to deposit funding. Interest on long-term debt and other increased $26 million or 6 percent to $469 million, primarily reflecting the consolidation of long-term debt associated with securitized loans previously held off-balance sheet in accordance with new GAAP effective January 1, 2010. Interest expense related to this debt was reported in securitization income, net in prior periods, but is reported in long-term debt and other interest expense in 2010. Excluding this impact, interest expense was flat due to lower average debt outstanding unrelated to securitized loans offset by a higher cost of funds.

Provisions for Losses

Consolidated provisions for losses decreased $860 million or 48 percent over last year to $943 million, due to the benefit of improving credit performance in both the loan and charge card portfolios.

Charge card provisions decreased $109 million or 32 percent to $227 million, driven by improving credit performances.

Cardmember loans provisions decreased $726 million or 51 percent to $688 million, primarily reflecting a lower USCS cardmember reserve level at the end of the first quarter versus the level at January 1, 2010 after the adoption of the new GAAP effective January 1, 2010, due to improving credit performance, partially offset by an increase related to the inclusion of expense for written-off securitized loans, which was previously reported in securitization income, net.

Other provision for losses decreased $25 million or 47 percent to $28 million, reflecting lower merchant-related reserves.

Expenses

Consolidated expenses were $4.4 billion, up $832 million or 23 percent from $3.6 billion for the same period in 2009. The increase was a result of increased marketing and promotion expenses, cardmember rewards expenses, higher salaries and employee benefits expenses, higher professional services expenses, higher other, net expenses, increased cardmember services expenses and higher occupancy and equipment expenses, partially offset by lower communications expenses.

Marketing and promotion expenses increased $250 million or 72 percent to $595 million, reflecting the increased investment spending resulting from better credit and business trends during the first quarter of 2010.

Cardmember rewards expense increased $372 million or 44 percent to $1.2 billion, primarily due to higher redemption rates, reflecting various redemption option value improvements and a more tenured user base due to recent low acquisition levels; greater rewards-related spending volumes; and a higher average cost per point due to redemption mix changes and increased co-brand expenses.

Cardmember services expenses increased $38 million or 34 percent to $149 million, primarily reflecting higher volume-related expense and higher insurance claims and benefits.

Salaries and employee benefits expense increased $74 million or 6 percent to $1.3 billion, primarily reflecting higher incentive compensation expense, the impact of foreign currency translation and severance costs in GCS. These were partially offset by lower employee levels and related expenses due to the benefits of the Company’s reengineering initiatives.

Other, net expenses increased $39 million or 91 percent to $82 million, primarily reflecting a $63 million favorable impact related to hedge ineffectiveness in the first quarter of 2009 versus a $9 million favorable impact in the first quarter of 2010, partially offset by lower expenses from the CPS acquisition.

Income Taxes

The effective tax rate was 29 percent and 19 percent for the three months ended March 31, 2010 and 2009, respectively. Each of the periods reflects recurring permanent tax benefits in relation to the level of pretax income.

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

The level and composition of the Company’s equity capital are determined in large part by the Company’s internal assessment of its business activities, as well as rating agency and regulatory capital requirements. They are also influenced by subsidiary capital requirements, the business environment, and by conditions in the debt capital markets. The Company, as a bank holding company, is subject to regulatory requirements administered by the U.S. federal banking agencies. The Federal Reserve has established specific capital adequacy guidelines that involve quantitative measures of assets, liabilities, and certain off-balance sheet items.

The Financial Accounting Standards Board (FASB) amended the accounting for off-balance sheet securitization activities beginning January 1, 2010, which resulted in the Company consolidating the assets (primarily cardmember loans) and liabilities (primarily debt certificates) of the Lending Trust. Both the cardmember loans, net of the impact for any expected credit losses, and the debt are consolidated by American Express Travel Related Services (TRS), a wholly-owned subsidiary of the Company. Refer to Note 1 to the Consolidated Financial Statements for further discussion of the impact of the consolidation of the Lending Trust.

The following table presents the regulatory risk-based capital ratios and leverage ratio for the Company and its significant banking subsidiaries, as well as additional ratios widely utilized in the market place, as of March 31, 2010:

	Current Well- Capitalized Ratio	Actual
Risk-Based Capital
Tier 1	6.0%
American Express Company		9.8%
Centurion Bank		16.0%
FSB		15.5%
Total	10.0%
American Express Company		12.0%
Centurion Bank		17.3%
FSB		18.1%
Tier 1 Leverage	5.0%
American Express Company		7.8%
Centurion Bank		18.2%
FSB		15.0%
Tier 1 Common Risk-Based
American Express Company		9.8%
Common Equity to Risk-Weighted Assets(a)
American Express Company		12.6%
Tangible Common Equity to Risk-Weighted Assets(a)
American Express Company		9.5%

(a)	Common equity equals the Company’s shareholders’ equity of $13.4 billion as of March 31, 2010, and tangible common equity equals common shareholders’ equity, less goodwill and other intangibles of $3.3 billion. Risk-weighted assets as of March 31, 2010, were $106.6 billion. The Company believes that presenting the ratio of tangible common equity to risk-weighted assets is a useful measure of evaluating the strength of the Company’s capital position.

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

The Company maintains certain flexibility to shift capital across its businesses as appropriate. For example, the Company may infuse additional capital into subsidiaries to maintain capital at targeted levels in consideration of debt ratings and regulatory requirements. These infused amounts can affect the capital profile and liquidity level for American Express’ Parent Company (Parent Company). During the first quarter of 2010, the Company returned $216 million in dividends to shareholders, which represents approximately 22 percent of total capital generated.

Share Repurchases and Dividends

The Company has a share repurchase program to return excess capital to shareholders. These share repurchases reduce shares outstanding and offset, in whole or in part, the issuance of new shares as part of employee compensation plans.

On a cumulative basis, since 1994 the Company has distributed 66 percent of capital generated through share repurchases and dividends. No shares have been repurchased over the past eight quarters, as share repurchases were suspended during the first quarter of 2008 in light of the challenging global economic environment and limitations while participating in the United States Department of the Treasury (Treasury Department) Capital Purchase Program.

Funding

The Company seeks to maintain broad and well-diversified funding sources to allow it to meet its maturing obligations, cost-effectively finance current and future asset growth in its global businesses as well as maintain a strong liquidity profile. The diversity of funding sources by type of debt instrument, by maturity and by investor base, among other factors, provides additional insulation from the impact of disruptions in any one type of debt, maturity, or investor. The mix of the Company’s funding in any period will seek to achieve cost-efficiency consistent with both maintaining diversified sources and achieving its liquidity objectives. The Company’s funding strategy and activities are integrated into its asset-liability management activities.

The Company meets its funding needs through a variety of sources, including debt instruments such as senior unsecured debentures, asset securitizations and commercial paper, as well as retail deposits placed with the Company’s U.S. banks and long-term committed bank borrowing facilities in certain non-U.S. markets.

During the first quarter, the Company sold $117 million of subordinated asset-backed securities, which had been issued as part of a securitization transaction in 2008 and had been retained. As of March 31, 2010, the Company had $0.9 billion of commercial paper outstanding. In addition, the Company increased its U.S. retail deposits funding by $1.8 billion in the quarter. See “Deposit Programs” section below for more details. Subsequent to March 31, 2010, the Company priced the issuance of the following asset-backed securities from the Lending Trust:

•	$850 million Class A at one-month LIBOR plus 25 basis points

•	$62 million Class B at one-month LIBOR plus 60 basis points

The securities are expected to be issued May 5, 2010.

The Company’s funding strategy is to raise funds to meet all financing obligations, including seasonal and other working capital needs, while maintaining sufficient cash and readily-marketable securities that are easily convertible to cash, in order to meet all long-term funding maturities for a 12-month period. The Company has $7.0 billion of unsecured long-term debt, $8.8 billion of asset securitizations, and $3.8 billion of long-term deposits that will mature in the next 12 months to March 31, 2011. See “Liquidity Strategy” section for more details.

The Company’s equity capital and funding strategies are designed, among other things, to maintain appropriate and stable unsecured debt ratings from the major credit rating agencies, Moody’s Investor Services (Moody’s), Standard & Poor’s (S&P), Fitch Ratings (Fitch), and Dominion Bond Rating Services (DBRS). Such ratings support the Company’s access to cost effective unsecured funding as part of its overall financing programs; ratings for the Company’s ABS activities are evaluated separately.

Unsecured Debt Ratings

Credit Agency	Entity Rated	Short-Term Debt and Deposit ratings	Long-Term Senior Unsecured Debt ratings	Outlook

DBRS	All rated entities	R-1 (middle)	A (high)	Stable(a)

Fitch	All rated entities	F1	A+	Stable(b)

Moody’s	TRS and rated operating subsidiaries	Prime-1	A2	Stable

	American Express Company	Prime-2	A3	Negative

S&P	All rated entities	A-2	BBB+	Stable(a)

(a) In January 2010 both DBRS and S&P revised their ratings outlook from “Negative” to “Stable”. (b) In April 2010 Fitch revised its ratings outlook from “Negative” to “Stable”.

Downgrades in the Company’s unsecured debt or asset securitization program’s securities ratings could result in higher interest expense on the Company’s unsecured debt and asset securitizations, as well as higher fees related to borrowings under its unused lines of credit. In addition to increased funding costs, declines in credit ratings could reduce the Company’s borrowing capacity in the unsecured debt and asset securitization capital markets. The Company believes the change in its funding mix, which now includes an increasing proportion of FDIC-insured (as defined below) U.S. retail deposits, should reduce the impact that credit rating downgrades would have on the Company’s funding capacity and costs.

Deposit Programs

The Company offers deposits within its American Express Centurion Bank and American Express Bank, FSB subsidiaries (together, the “Banks”). These funds are currently insured up to $250,000 through the Federal Deposit Insurance Corporation (FDIC). During the second quarter of 2009, the Company, through FSB, launched a direct deposit-taking program, Personal Savings from American Express, to supplement its distribution of deposit products through third-party distribution channels. This program, which currently represents a small portion of the Company’s deposit program, makes FDIC-insured certificates of deposit (CDs) and high-yield savings account products available directly to consumers.

The Company held the following deposits as of March 31, 2010 and December 31, 2009:

(Billions)	2010	2009
U.S. retail deposits:
Cash sweep and savings accounts	$11.8	$10.5
Certificates of deposit	15.6	15.1
Other deposits	0.7	0.7

Total customer deposits	$28.1	$26.3

Asset Securitization Programs

The Company periodically securitizes cardmember receivables and loans arising from its card business as the securitization market provides the Company with cost-effective funding. Securitization of cardmember receivables and loans is accomplished through the transfer of those assets to a trust, which in turn issues certificates or notes (securities) collateralized by the transferred assets to third-party investors. The proceeds from issuance are distributed to the Company, through its wholly-owned subsidiaries, as consideration for the transferred assets. Refer to Note 1 to the Consolidated Financial Statements for a description of the adoption of new GAAP effective January 1, 2010.

Securitization of cardmember receivables generated under designated consumer charge card, small business charge card and corporate charge card accounts is accomplished through the transfer of cardmember receivables to the American Express Issuance Trust (Charge Trust). Securitization of the Company’s cardmember loans generated under designated consumer lending accounts is accomplished through the transfer of cardmember loans to the American Express Credit Account Master Trust (Lending Trust). The Company consolidates the Charge Trust and the Lending Trust. Accordingly, the receivables and loans being securitized are reported as owned assets on the Company’s Consolidated Balance Sheets and the related securities issued to third-party investors are reported as long-term debt on the Company’s Consolidated Balance Sheets.

Under the respective terms of the Lending Trust and the Charge Trust agreements, the occurrence of certain events could result in payment of trust expenses, establishment of reserve funds, or in a worst-case scenario, early amortization of investor certificates. As of March 31, 2010, no triggering events have occurred resulting in funding of reserve accounts or early amortization.

The credit rating agencies are assessing the potential impact of the adoption of new GAAP effective January 1, 2010 on credit ratings of the securities issued by securitization trusts within the overall asset-backed securities market. In particular, the agencies are assessing the FDIC’s safe harbor rule relating to the FDIC’s treatment of securitized assets in the event of a sponsoring financial institution’s receivership or conservatorship. Pursuant to the safe harbor rule, the FDIC will not reclaim any financial asset transferred in connection with a securitization, provided that such transfer meets all conditions for sale accounting in accordance with GAAP. Because of the adoption of new GAAP effective January 1, 2010, all assets being securitized are included in the Company’s Consolidated Balance Sheets. For this reason, the rating agencies have indicated that they may ultimately conclude that the safe harbor no longer applies and, in certain cases, that the highest rating an ABS security could receive would be based on the sponsoring bank’s unsecured debt rating, rather than relying on their separate evaluation of the securitization trust. At present, the FDIC has extended the safe harbor rule to September 30, 2010. Nonetheless, the ability of the Company’s securitization programs to receive or maintain AAA ratings on ABS securities under the same terms and conditions as done in the past, or at all, is subject to uncertainty. Any action by the rating agencies as described above could adversely impact the Company’s capacity and cost of using ABS as a source of funding for its business.

Committed Bank Credit Facilities

As of March 31, 2010, the Company maintained committed bank lines of credit totaling $12.0 billion, of which $3.3 billion was drawn. In April 2010, an additional $0.4 billion was drawn on these facilities. These draw downs are part of the Company’s normal funding activities. The Company’s subsidiary, American Express Credit Corporation (Credco), has an allocation of $9.9 billion under these facilities and also has access to the Parent Company’s allocation of $1.3 billion for a maximum borrowing capacity of $11.2 billion.

Liquidity Strategy

As noted above, the Company seeks to ensure that it has adequate liquidity in the form of excess cash and readily-marketable securities that are easily convertible into cash, to satisfy all maturing long-term funding obligations for a 12-month period, in addition to having access to significant additional contingent liquidity sources. This objective is managed by regularly accessing capital through a broad and diverse set of funding programs. The Company maintains a liquidity plan that enables it to continuously meet its financing obligations even when access to its primary funding sources become impaired or markets become inaccessible.

As of March 31, 2010, the Company’s excess cash and readily-marketable securities available to fund long-term maturities were as follows:

(Billions)
Cash	$21.5	(a)
Readily-marketable securities	11.2	(b)

Cash and readily-marketable securities	32.7
Less:
Operating cash	(2.8	)(c)
Short-term obligations outstanding	(2.9	)(d)

Excess cash and readily-marketable securities	$27.0

(a)	Includes cash and cash equivalents of $21.1 billion as well as cash of $0.4 billion held in other assets on the Consolidated Balance Sheet for certain forthcoming asset-backed securitization maturities in the second quarter of 2010.
(b)	Consists of certain available-for-sale investment securities (U.S. Treasury and agency securities and government-guaranteed debt) that are considered highly liquid and either mature prior to the maturity of borrowings that will occur within the next 12 months, or could be sold or pledged under sale/repurchase agreements to raise cash.
(c)	Cash on hand for day-to-day operations.
(d)	Consists of commercial paper and U.S. retail CDs with original maturities of three and six months.

The upcoming approximate maturities of the Company’s long-term unsecured debt, debt issued in connection with asset-backed securitizations, and certificates of deposit are as follows:

(Billions)	Funding Maturities
Quarter Ending:	Unsecured Debt	Asset-Backed Securitization	Certificates of Deposit	Total
June 30, 2010	$2.6	$1.8	$—	$4.4
September 30, 2010	1.0	2.3	0.2	3.5
December 31, 2010	3.4	1.5	1.6	6.5
March 31, 2011	—	3.2	2.0	5.2

Total	$7.0	$8.8	$3.8	$19.6

The Company’s funding needs for the next 12 months are expected to arise from these maturities as well as changes in business needs, primarily changes in outstanding cardmember loans and receivables.

The Company considers various factors in determining the amount of liquidity it maintains, such as economic and financial market conditions, seasonality in business operations, growth in its businesses, the cost and availability of alternative liquidity sources, and regulatory and credit rating agency considerations.

The yield the Company receives on its cash and readily-marketable securities is generally less than the interest expense on the sources of funding for these balances. Thus, the Company incurs substantial net interest costs on these amounts. The level of net interest costs will be dependent on the size of the Company’s cash and readily-marketable securities holdings, as well as the difference between the cost of funding these amounts and their investment yields.

In addition to its cash and readily-marketable securities, the Company continues to maintain a variety of contingent liquidity resources, such as access to secured borrowing from the Federal Reserve Bank of San Francisco through the Federal Reserve discount window, and committed bank credit facilities.

Cash Flows

Cash Flows from Operating Activities

The Company generated net cash provided by operating activities in amounts greater than net income for both the three months ended March 31, 2010 and 2009, primarily due to provisions for losses, which represent expenses in the Consolidated Statements of Income but do not require cash at the time of provision. Similarly, depreciation and amortization represent non-cash expenses. In addition, net cash was provided by net income and fluctuations in other receivables and other assets, partially offset by fluctuations in accounts payable and other liabilities and Travelers Cheques outstanding. These accounts vary significantly in the normal course of business due to the amount and timing of various payments.

For the three months ended March 31, 2010, net cash provided by operating activities of $1.1 billion increased $0.1 billion compared to the same period in 2009. The increase was primarily due to fluctuations in accounts payable and other liabilities and other assets, as well as an increase in net income, partially offset by lower provisions for losses and changes in other receivables.

Cash Flows from Investing Activities

The Company’s investing activities primarily include funding cardmember loans and receivables and the Company’s available-for-sale investment portfolio.

For the three months ended March 31, 2010, net cash provided by investing activities of $8.1 billion increased $6.3 billion compared to the same period in 2009. The increase was primarily due to increased maturity and redemption of investments; lower purchases of investments; maturities of cardmember loan securitizations in 2009 resulting in an increase in an undivided pro-rata interest in an unconsolidated VIE (historically referred to as “seller’s interest”); and fluctuations in restricted cash primarily due to a decrease in restricted cash of a consolidated VIE in 2010 which was used to pay down long-term debt of the consolidated VIE, partially offset by changes in cardmember loans and receivables.

Cash Flows from Financing Activities

The Company’s financing activities primarily include issuing and repaying debt, taking customer deposits, paying dividends and repurchasing its common shares.

For the three months ended March 31, 2010, net cash used in financing activities of $3.7 billion increased $1.2 billion compared to the same period in 2009. The increase was primarily due to a fluctuation in customer deposits, the increase in principal payments on long-term debt (including payments made on long-term debt of a consolidated VIE of $2.7 billion in 2010) and no issuance of preferred shares and warrants in 2010, partially offset by a decreased cash outflow for short-term borrowings.

Certain Legislative, Regulatory and Other Developments

As a participant in the financial services industry, the Company is subject to a wide array of regulations applicable to its businesses. The Company is a bank holding company and is subject to the supervision of the Federal Reserve. As such, the Company is subject to the Federal Reserve’s regulations and policies, including its regulatory capital requirements. In addition, the extreme disruptions in the capital markets since mid-2007 and the resulting instability and failure of numerous financial institutions have led to a number of proposals for changes in the financial services industry, including significant additional regulation and the potential formation of additional regulatory bodies.

To that end, in the summer of 2009 legislation proposing significant structural reforms to the financial services industry was introduced in the U.S. Congress. Among other things, the legislation proposes the establishment of a Consumer Financial Protection Agency, which would have broad authority to regulate providers of credit, savings, payment and other consumer financial products and services. As proposed, the legislation could also lead to additional state regulation of consumer financial services. The legislation also calls for substantive regulation across the financial services industry, such as new requirements for the securitization market, including requiring sponsors of securitizations to retain a material economic interest in the credit risk associated with the underlying securitization. The legislation would also require heightened scrutiny and stricter regulation of any financial institution whose combination of size, leverage and interconnectedness could pose a threat to financial stability if it failed, restricting the activities of such institutions, and allowing regulators to dismantle large or systemically important banks and financial institutions, even healthy ones, if they are considered a grave risk to the economy. In addition, proposals would require large financial institutions, including, American Express, to contribute to a fund that would be used to recover the cost of dismantling a bank or financial institution that is dismantled because it poses a grave risk to the economy. Also under consideration is a “financial crisis responsibility fee” that would be assessed on large financial institutions at approximately 0.15 percent of total assets (less Tier 1 capital and less FDIC-assessed deposits) for at least the next ten years for the purpose of recovering projected losses from the Troubled Asset Relief Program. Separate comprehensive financial reform bills have been introduced in both houses of Congress; the U.S. House of Representatives passed a financial reform bill in December of 2009 and the U.S. Senate is currently considering similar legislation. Governments outside the United States are also considering wide-ranging and comprehensive financial services industry reform proposals, including various taxes on financial transactions and financial institutions’ profits, assets, and compensation. Legislative and regulatory changes could impact the profitability of the Company’s business activities, require the Company to change certain of its business practices and expose it to additional costs (including increased compliance costs). In addition to the proposed legislative initiatives in the U.S. Congress, the Securities and Exchange Commission has adopted new regulations governing the availability of information to the public that has been provided by a company to credit rating agencies, which become effective in June 2010. It also has proposed new rules that would apply to securitization transactions, which would require, among other things, disclosure of additional information in offering documents and other reports regarding the assets underlying the securitization. The Company is evaluating the effects of the new rules and the proposed rules on its securitization program and the market for asset-backed securities more generally.

In recent years, there has been a heightened level of regulatory attention on banks and the payments industry in many countries. In May 2009, the U.S. Congress passed, and the President of the United States signed into law, legislation to fundamentally reform credit card billing practices, pricing and disclosure requirements. This legislation accelerated the effective date and expanded the scope of amendments to the rules regarding Unfair or Deceptive Acts or Practices (UDAP) and Truth in Lending Act that restrict certain credit and charge card practices and require expanded disclosures to consumers, which were adopted in December 2008 by federal bank regulators in the United States. Together, the legislation and the regulatory amendments, portions of which became effective commencing August 2009, include, among other matters, rules relating to the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates. Certain other provisions of the CARD Act that go into effect in August 2010 require penalty fees to be reasonable and proportional in relation to the circumstances for which such fees are levied and require issuers to evaluate past interest rate increases twice per year to determine whether it is appropriate to reduce such increases. The Company is undertaking various actions to mitigate the impact of the legislation and the amendments on its business and operations. In the event any actions undertaken by the Company to offset their impact are not effective, the legislation and amendments will likely have a material adverse effect on the Company’s results of operations.

The credit and charge card industry also faces continuing scrutiny in connection with the fees merchants are charged to accept cards. Although investigations into the way bankcard network members collectively set the “interchange” (that is, the fee paid by the bankcard merchant acquirer to the card issuing bank in “four party” payment networks, like Visa and MasterCard) had largely been a subject of regulators outside the United States, legislation has been introduced in Congress designed to give merchants antitrust immunity to negotiate interchange collectively with card networks and to regulate certain card network practices. Although, unlike the Visa and MasterCard networks, the American Express network does not collectively set fees, antitrust actions and government regulation of the bankcard networks’ pricing could ultimately affect all networks.

A number of U.S. states are also considering legislation that would prohibit card networks from imposing conditions, restrictions or penalties on a merchant if the merchant, among other things, (i) provides a discount to a customer for using one form of payment versus another or one type of credit or charge card versus another, (ii) imposes a minimum dollar requirement on customers with respect to the use of credit or charge cards or (iii) chooses to accept credit and charges cards at some of its locations but not at others. One such bill is pending enactment in Vermont.

In addition to the legislative and regulatory initiatives in the United States regarding card practices and merchant fees, other countries in which the Company operates have been considering and in some cases adopting similar legislation and rules that would impose changes on certain practices of card issuers and bankcard networks, which could have a material adverse effect on the Company’s results of operations.

Our results of operations also could be adversely impacted by various proposals to reform the taxation of income earned by U.S. companies’ international business operations and by other legislative action or inaction, including the potential failure of the U.S. Congress to extend the active financing exception to Subpart F of the Internal Revenue Code.

In December 2009, the Basel Committee on Banking Supervision of the Bank of International Settlements (BIS) released a comprehensive list of proposals of new and revised international capital and liquidity standards for banks. These proposals, if enacted, could have a substantial impact on the capital structure and liquidity profiles of the banking industry, including those of the Company. The Committee is evaluating comments it received on the proposals prior to finalizing the content and timing of implementation of the proposals.

BUSINESS SEGMENT RESULTS

Beginning in the first quarter of 2010, the Company made changes to the manner in which it allocates equity capital as well as funding and the related interest expense charged to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the Company believes more accurately reflect the capital characteristics and funding requirements of its segments. The segment results for quarters prior to the first quarter of 2010 have been restated for this change. Debt and cash and investment balances associated with the Company’s excess liquidity funding and the related net negative interest spread continues to be reported in the Corporate & Other segment. The change to interest allocation also impacted the consolidated and segment reported net interest yield on cardmember loans.

As discussed more fully below, results are presented on a GAAP basis unless otherwise stated.

U.S. Card Services

Selected Income Statement Data

GAAP Basis Presentation

Three Months Ended March 31 (Millions)	2010	2009
Revenues
Discount revenue, net card fees and other	$2,317	$2,195

Securitization income, net(a)	—	141

Interest income	1,411	928
Interest expense	190	162

Net interest income	1,221	766

Total revenues net of interest expense	3,538	3,102

Provisions for losses	687	1,383

Total revenues net of interest expense after provisions for losses	2,851	1,719

Expenses
Marketing, promotion, rewards and cardmember services	1,301	889
Salaries and employee benefits and other operating expenses	873	852

Total	2,174	1,741

Pretax segment income (loss)	677	(22)
Income tax provision (benefit)	249	(15)

Segment income (loss)	$428	$(7)

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.

U.S. Card Services

Selected Statistical Information

Three Months Ended March 31 (Billions, except percentages and where indicated)	2010	2009
Card billed business	$84.9	$$78.0
Total cards-in-force (millions)	39.5	43.4
Basic cards-in-force (millions)	29.4	32.3
Average basic cardmember spending (dollars)	$2,884	$2,391
U.S. Consumer Travel:
Travel sales (millions)	$735	$627
Travel commissions and fees/sales	7.8%	8.1%
Total segment assets	$75.3	$55.6
Segment capital (millions)(a)	$5,311	$4,512
Return on average segment capital(b)	15.8%	9.4%
Return on average tangible segment capital(b)	17.2%	10.1%

Cardmember receivables:
Total receivables	$16.6	$15.6
30 days past due as a % of total	1.9%	3.7%
Average receivables	$16.7	$16.1
Net write-off rate	1.7%	4.9%

	Total Portfolio	Owned
Cardmember loans – Total Portfolio vs. Owned Basis(c):
Total loans	$49.2	$28.2
30 days past due loans as a % of total	3.3%	5.1%
Average loans	$50.5	$30.2
Net write-off rate	7.2%	8.5%
Net interest income divided by average loans(d)(f)	9.8%	10.3%
Net interest yield on cardmember loans(d)	10.0%	10.4%

	Total Portfolio	Managed
Cardmember loans – Total Portfolio vs. Managed Basis(e):
Total loans	$49.2	$56.5
30 days past due loans as a % of total	3.3%	5.1%
Average loans	$50.5	$59.1
Net write-off rate	7.2%	8.5%
Net interest yield on cardmember loans(d)	10.0%	10.9%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing the (i) one year period segment income ($846 million and $410 million for the twelve months ended March 31, 2010 and 2009, respectively) by the (ii) one year average segment capital ($5.4 billion and $4.3 billion for the twelve months ended March 31, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $440 million and $294 million as of March 31, 2010 and 2009, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business.
(c)	For periods ended on or prior to December 31, 2009, “owned”, a GAAP basis presentation, reflects only cardmember loans (non-securitized) included on the Company’s Consolidated Balance Sheets. Beginning January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is consolidated on its balance sheet upon the adoption of new GAAP effective January 1, 2010. Accordingly, subsequent to January 1, 2010 securitized and non-securitized cardmember loans are presented on a GAAP basis and are referred to collectively as total portfolio. Refer to page 57 for total portfolio and owned basis information.
(d)	See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and net interest income divided by average loans, a GAAP measure. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loan portfolio.
(e)	For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. For periods ending after January 1, 2010, information presented is based on the Company’s total portfolio of cardmember loans determined in accordance with GAAP. Both managed and total portfolio include securitized and non-securitized cardmember loans. Refer to page 57 for discussion of total portfolio and managed basis information.
(f)	This calculation includes elements of total interest income and total interest expense that are not attributable to the cardmember loan portfolio, and thus is not representative of net interest yield on cardmember loans. The calculation includes interest income and interest expense attributable to investment securities and other interest-bearing deposits as well as to cardmember loans, and interest expense attributable to other activities, including cardmember receivables.

U.S. Card Services

Selected Statistical Information

(continued)

Calculation of net interest yield on cardmember loans(a)

Three Months Ended March 31 (Millions, except percentages or where indicated)	2010	2009
	Total Portfolio	Owned
Total Portfolio vs. Owned Basis(b):
Net interest income	$1,221	$766
Average loans (billions)	$50.5	$30.2
Adjusted net interest income(c)	$1,246	$775
Adjusted average loans (billions)(d)	$50.5	$30.3
Net interest income divided by average loans	9.8%	10.3%
Net interest yield on cardmember loans(e)	10.0%	10.4%

	Total Portfolio	Managed
Total Portfolio vs. Managed Basis(f):
Net interest income(g)	$1,221	$1,569
Average loans (billions)	$50.5	$59.1
Adjusted net interest income(c)	$1,246	$1,592
Adjusted average loans (billions)(d)	$50.5	$59.2
Net interest yield on cardmember loans(e)	10.0%	10.9%

(a)	Beginning in the first quarter of 2010, the Company changed the manner in which it allocates interest expense and capital to its reportable operating segments. The change reflects modifications in allocation methodology that the Company believes more accurately reflect funding and capital characteristics of its segments. The change to interest allocation impacted the segment net interest yield on cardmember loans. Accordingly, the net interest yield for periods prior to the first quarter of 2010 have been restated for this change.
(b)	For periods ended on or prior to December 31, 2009, “owned”, a GAAP basis presentation, reflects only cardmember loans (non-securitized) included on the Company’s Consolidated Balance Sheets. Beginning January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is consolidated on its balance sheet upon the adoption of new GAAP effective January 1, 2010. Accordingly, subsequent to January 1, 2010 securitized and non-securitized cardmember loans are presented on a GAAP basis and are referred to collectively as total portfolio. Refer to page 57 for total portfolio and owned basis information.
(c)	Represents net interest income allocated to the Company's cardmember loans portfolio on an owned, managed or total portfolio basis, as applicable, in each case excluding the impact of card fees on loans and balance transfer fees attributable to the Company's cardmember loans.
(d)	Represents average cardmember loans on an owned, managed or total portfolio basis, as applicable, in each case excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.
(e)	Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all presentations of net interest yield on cardmember loans, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses—cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.
(f)	For periods ended on or prior to December 31, 2009, information presented is based on the Company’s historical non-GAAP, or “managed” basis presentation. For periods ending after January 1, 2010, information presented is based on the Company’s total portfolio of cardmember loans determined in accordance with GAAP. Both managed and total portfolio include securitized and non-securitized cardmember loans. Refer to page 57 for discussion of total portfolio and managed basis information.
(g)	For periods ended on or prior to December 31, 2009, the information presented includes the adjustments to the GAAP “owned” presentation for such periods attributable to securitization activity for interest income and interest expense to arrive at the non-GAAP “managed basis” information, which adjustments are set forth under the U.S. Card Services Total Portfolio and Managed Basis Presentation table on page 58.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

The following discussion of U.S. Card Services’ segment results of operations is presented on a GAAP basis.

U.S. Card Services reported segment income of $428 million for the three months ended March 31, 2010, a $435 million increase from a loss of $7 million for the same period a year ago.

Total revenues net of interest expense increased $436 million or 14 percent to $3.5 billion for the three months ended March 31, 2010, driven primarily by the impact of new GAAP effective January 1, 2010. In addition, this line reflects higher discount revenue, net card fees and other, and higher interest income partially offset by higher interest expense.

Discount revenue, net card fees and other was $2.3 billion for the three months ended March 31, 2010, an increase of $122 million or 6 percent from $2.2 billion, driven by the new GAAP effective January 1, 2010, which led to the inclusion of fees formerly recorded in securitization income, net, within discount revenue, net card fees and other. In addition, the increase reflects higher billed business volumes as well as increased travel revenues, partially offset by lower delinquency and over-limit fees, decreased net card fees and lower other revenues. The 9 percent increase in billed business reflected a 21 percent increase in average spending per proprietary basic card, partially offset by a 9 percent decrease in basic cards-in-force. Within the U.S. consumer business, billed business increased 10 percent and small business volumes increased 6 percent.

Interest income of $1.4 billion increased $483 million or 52 percent, due to the first quarter 2010 consolidation of securitized cardmember loans, partially offset by a lower loan portfolio yield and reduced average balances of non-securitized cardmember loans. The lower yield was driven by reduced market interest rates, the impact of various customer assistance programs, and the CARD Act, partially offset by the benefits of certain repricing initiatives.

Interest expense of $190 million increased $28 million or 17 percent, reflecting higher expense related to the first quarter 2010 consolidation of off-balance sheet debt, partially offset by a lower market interest rate-driven cost of funds and reduced funding requirements due to the reduction in the average balances of non-securitized cardmember loans.

Provisions for losses of $687 million decreased $696 million or 50 percent, principally reflecting improving cardmember loan and charge card credit trends and a lower average balance of non-securitized loans, partially offset by the impact of write-offs on the securitized cardmember loans.

Expenses were $2.2 billion for the three months ended March 31, 2010, an increase of $433 million or 25 percent due to increased marketing, promotion, rewards and cardmember services expenses, and slightly higher salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses were $1.3 billion for the three months ended March 31, 2010, an increase of $412 million or 46 percent, reflecting higher rewards costs and increased marketing and promotion expenses.

Salaries and employee benefits and other operating expenses were $873 million for the three months ended March 31, 2010, an increase of $21 million or 2 percent, reflecting a portion of the favorable impact related to hedge ineffectiveness in the first quarter of 2009 and higher technology-related expense in the first quarter of 2010, partially offset by the benefits from reengineering activities.

The effective tax rate was 37 percent and 68 percent for the three months ended March 31, 2010 and 2009, respectively. The higher rate in the first quarter of 2009 reflects the impact of recurring tax benefits on a pretax loss.

Total Portfolio Information

In accordance with the new GAAP effective January 1, 2010, the Company’s securitized portfolio of cardmember loans and related debt is consolidated on its balance sheet. Going forward, the Company will present certain financial and statistical information relating to the performance of its business (or particular segments of its business, e.g., USCS) based on its “total portfolio” of cardmember loans and related debt.

•

For periods ending after January 1, 2010, total portfolio information includes the Company’s entire portfolio of securitized and non-securitized cardmember loans and related debt determined in accordance with GAAP; and

•

For periods ending on or prior to December 31, 2009, the Company’s historical non-GAAP, or “managed” basis presentation is provided, which includes the Company’s entire portfolio of securitized and non-securitized cardmember loans and related debt.

Historical Presentation of “Owned” and “Managed” Basis

For periods ended on or prior to December 31, 2009, the Company’s non-securitized cardmember loan and related debt performance information on a GAAP basis were referred to as the “owned” basis presentation. For such periods, the Company also provided such information on a non-GAAP “managed” basis. The managed basis presentation assumed there had been no off-balance sheet securitizations for the Company’s U.S. Card Services segment (the Company does not currently securitize its international cardmember loans), resulting in the inclusion of all securitized and non-securitized cardmember loans and related debt in the Company’s total portfolio basis performance information.

Under the owned basis presentation prior to a securitization, revenues and expenses from cardmember loans and related debt were reflected in the Company’s income statements in other commissions and fees, net interest income and provisions for losses for cardmember loans. At the time of a securitization transaction, the securitized cardmember loans were removed from the Company’s balance sheet, and the resulting gain on sale was reflected in securitization income, net, as well as a reduction to the provision for losses (credit reserves were no longer recorded for the cardmember loans once sold). Over the life of a securitization transaction, the Company recognized the net cash flow from interest and fee collections on interests sold to investors (the investors’ interests) after deducting interest paid on the investors’ certificates, credit losses, contractual service fees, other expenses and changes in the fair value of the interest-only strip (referred to as “excess spread”). These amounts, in addition to servicing fees and the non-credit components of the gains/(losses) from securitization activities were reflected in securitization income, net. The Company also recognized interest income over the life of the securitization transaction related to the interest it retained (i.e., the seller’s interest). At the maturity of a securitization transaction, cardmember loans on the balance sheet increased, and the impact of the incremental required loss reserves was recorded in provisions for losses.

Under the managed basis presentation, revenues and expenses related to securitized cardmember loans and related debt are reflected in other commissions and fees (included in discount revenue, net card fees and other), interest income, interest expense and provisions for losses. In addition, there is no securitization income, net as this presentation assumes no securitization transactions have occurred.

Historically, the Company included USCS information on a managed basis, as that was the manner in which the Company’s management viewed and managed the business. Management believed that a full picture of trends in the Company’s cardmember loans business could only be derived by evaluating the performance of both securitized and non-securitized cardmember loans, as the presentation of the entire cardmember loan portfolio was more representative of the economics of the aggregate cardmember relationships and ongoing business performance and related trends over time. The managed basis presentation also provided investors a more comprehensive assessment of the information necessary for the Company and investors to evaluate the Company’s market share.

For additional information on the differences between the Company’s historical owned and total managed basis presentations, see the Company’s 2009 Financial Review included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The following table sets forth total portfolio financial information for the three months ended March 31, 2010 and March 31, 2009. The March 31, 2010 financial information was determined in accordance with the new GAAP effective January 1, 2010. The March 31, 2009 information includes the “owned” (GAAP) basis presentation, together with the adjustments for securitization activity to arrive at the “managed” (non-GAAP) basis presentation. For additional information, see “Total Portfolio Information” above:

U.S. Card Services

Selected Financial Information

Total Portfolio and Managed Basis Presentation

Three Months Ended March 31 (Millions)	2010	2009
	Total Portfolio	Managed
Discount revenue, net card fees and other:
Reported for the period (GAAP)	$2,317	$2,195
Securitization adjustments	—	99

Total discount revenue, net card fees and other	$2,317	$2,294

Interest income:
Reported for the period (GAAP)	$1,411	$928
Securitization adjustments	—	886

Total interest income	$1,411	$1,814

Securitization income, net (a):
Reported for the period (GAAP)	$—	$141
Securitization adjustments	—	(141)

Total securitization income, net	$—	$—

Interest expense:
Reported for the period (GAAP)	$190	$162
Securitization adjustments	—	83

Total interest expense	$190	$245

Provisions for losses:
Reported for the period (GAAP)	$687	$1,383
Securitization adjustments	—	636	(b)

Total provisions for losses	$687	$2,019

(a)	In accordance with the new GAAP effective January 1, 2010, the Company no longer reports securitization income, net in its income statement.
(b)	Includes provisions for losses for off-balance sheet cardmember loans based on the same methodology as applied to on-balance sheet cardmember loans, except that any quarterly adjustment to reserve levels for on-balance sheet loans to address external environmental factors was not applied to adjust the provision expense for the securitized portfolio.

Discount revenue, net card fees and other increased $23 million or 1 percent, reflecting higher billed business volumes and increased travel revenues partially offset by reduced delinquency and over-limit fees, decreased net card fees and lower other revenues.

Interest income decreased $403 million or 22 percent to $1.4 billion, due to a decline of 15 percent in the average total portfolio lending balance and a lower portfolio yield. The lower yield was driven by reduced market interest rates, the impact of various customer assistance programs and the CARD Act, partially offset by repricing initiatives.

Interest expense decreased $55 million or 22 percent to $190 million, due to a lower market interest rate-driven cost of funds and reduced funding requirements due to a lower average total portfolio cardmember lending balance.

Provisions for losses decreased $1.3 billion or 66 percent to $687 million, principally due to improving cardmember lending and charge card credit performance and a lower average loan balance.

International Card Services

Selected Income Statement Data

Three Months Ended March 31 (Millions)	2010	2009
Revenues
Discount revenue, net card fees and other	$882	$787

Interest income	363	365
Interest expense	106	108

Net interest income	257	257

Total revenues net of interest expense	1,139	1,044
Provisions for losses	158	335

Total revenues net of interest expense after provisions for losses	981	709
Expenses
Marketing, promotion, rewards and cardmember services	350	258
Salaries and employee benefits and other operating expenses	447	422

Total	797	680

Pretax segment income	184	29
Income tax provision (benefit)	33	(23)

Segment income	$151	$52

International Card Services

Selected Statistical Information

Three Months Ended March 31 (Billions, except percentages and where indicated)	2010	2009

Card billed business	$24.4	$20.5
Total cards-in-force (millions)	15.0	15.8
Basic cards-in-force (millions)	10.4	11.0
Average basic cardmember spending (dollars)	$2,340	$1,823

International Consumer Travel:
Travel sales (millions)	$261	$218
Travel commissions and fees/sales	7.3%	8.3%
Total segment assets	$19.9	$17.7
Segment capital (millions)( a)	$2,117	$2,064
Return on average segment capital(b)	19.7%	11.2%
Return on average tangible segment capital(b)	26.5%	14.9%

Cardmember receivables:
Total receivables	$5.5	$5.0
90 days past billing as a % of total(c)	1.1%	3.3%
Net loss ratio (as a % of charge volume)(c) (d)	0.53%	0.35%

Cardmember loans:
Total loans	$8.4	$8.5
30 days past due loans as a % of total	3.3%	4.2%
Average loans	$8.8	$8.8
Net write-off rate	5.5%	6.4%
Net interest income divided by average loans(e)(f)	11.8%	11.8%
Net interest yield on cardmember loans(e)	11.7%	12.2%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing the (i) one year period segment income ($431 million and $246 million for the twelve months ended March 31, 2010 and 2009, respectively) by the (ii) one year average segment capital ($2.2 billion and $2.2 billion for the twelve months ended March 31, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $554 million and $544 million as of March 31, 2010 and 2009, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business.
(c)	Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in International Card Services are written off when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $60 million for International Card Services resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses. If this amount had been excluded from net write-offs, the net loss ratio for International Card Services would have been 0.17 percent.
(d)	Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been restated for this change as it was deemed immaterial.
(e)	See below for calculations of net interest yield on cardmember loans, a non-GAAP measure, and the ratio of net interest income divided by average loans, a GAAP measure. The Company believes net interest yield on cardmember loans is useful to investors because it provides a measure of profitability of the Company’s cardmember loans portfolio.
(f)	This calculation includes elements of total interest income and total interest expense that are not attributable to the cardmember loan portfolio, and thus is not representative of net interest yield on cardmember loans. The calculation includes interest income and interest expense attributable to investment securities and other interest-bearing deposits as well as to cardmember loans, and interest expense attributable to other activities, including cardmember receivables.

International Card Services

Selected Statistical Information

(continued)

Calculation of net interest yield on cardmember loans(a)

Three Months Ended March 31 (Millions, except for percentages and where indicated)	2010	2009
Net interest income	$257	$257
Average loans (billions)	$8.8	$8.8
Adjusted net interest income(b)	$253	$265
Adjusted average loans (billions)(c)	$8.8	$8.8
Net interest income divided by average loans	11.8%	11.8%
Net interest yield on cardmember loans(d)	11.7%	12.2%

(a)	Beginning in the first quarter of 2010, the Company changed the manner in which it allocates equity capital as well as funding and the interest expense to its reportable operating segments. The changes reflect the inclusion of additional factors in its allocation methodologies that the Company believes more accurately reflect the capital characteristics and funding requirements of its segments. The change to interest allocation impacted the segment net interest yield on cardmember loans. Accordingly, the net interest yields for periods prior to the first quarter of 2010 have been restated for this change.
(b)	Represents net interest income allocated to the Company’s cardmember loans portfolio, excluding the impact of card fees on loans and balance transfer fees attributable to the Company’s cardmember loans.
(c)	Represents average cardmember loans excluding the impact of deferred card fees, net of deferred direct acquisition costs of cardmember loans.
(d)	Net interest yield on cardmember loans is a non-GAAP financial measure that represents the net spread earned on cardmember loans. Net interest yield on cardmember loans is computed by dividing adjusted net interest income by adjusted average loans, computed on an annualized basis. The calculation of net interest yield on cardmember loans includes interest that is deemed uncollectible. For all net interest yield presentations, reserves and net write-offs related to uncollectible interest are recorded through provisions for losses - cardmember loans; therefore, such reserves and net write-offs are not included in the net interest yield calculation.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

International Card Services reported segment income of $151 million for the three months ended March 31, 2010, a $99 million or more than 100 percent increase from $52 million for the same period a year ago as total revenues net of interest expense increased 9 percent, provisions for losses decreased 53 percent and expenses increased by 17 percent. Both the revenue and expense comparisons were influenced by the translation impact of a weaker dollar during the first quarter of 2010.

Total revenues net of interest expense increased $95 million or 9 percent to $1.1 billion, primarily due to increased discount revenue, net card fees and other, and lower interest expense, partially offset by lower interest income.

Discount revenue, net card fees and other revenues was $882 million for the three months ended March 31, 2010, an increase of $95 million or 12 percent from $787 million for the same period a year ago, driven primarily by the higher level of card spending, higher other commissions and fees, increased net card fees and slightly higher travel commissions and fees, partially offset by lower other revenues. The 19 percent increase in billed business reflects a 28 percent increase in average spending per proprietary basic cards-in-force, partially offset by a 5 percent decrease in basic cards-in-force.

Assuming no changes in foreign currency exchange rates, billed business and average spending per proprietary basic cards-in-force increased 6 percent and 14 percent, respectively. Volume comparisons within the major geographic regions included a low single-digit increase in Canada, mid single-digit increases in Asia Pacific and Europe, and a low double-digit increase in Latin America.

Interest income was $363 million for the three months ended March 31, 2010, a decrease of $2 million or 1 percent as compared to the same period a year ago, primarily due to a lower yield on cardmember loans, partially offset by higher loan card fees.

Interest expense was $106 million for the three months ended March 31, 2010, a decrease of $2 million or 2 percent, due to lower cost of funds, partially offset by increased funding requirements due to a higher average receivable balance.

Provisions for losses was $158 million for the three months ended March 31, 2010, a decrease of $177 million or 53 percent, primarily reflecting improving cardmember loan and charge card credit trends.

Expenses were $797 million for the three months ended March 31, 2010, an increase of $117 million or 17 percent, due to higher marketing, promotion, rewards and cardmember services costs and increased salaries and employee benefits and other operating expenses.

Marketing, promotion, rewards and cardmember services expenses were $350 million for the three months ended March 31, 2010, an increase of $92 million or 36 percent, reflecting higher marketing and promotion spending and greater rewards costs.

Salaries and employee benefits and other operating expenses were $447 million for the three months ended March 31, 2010, an increase of $25 million or 6 percent, reflecting higher professional services and technology-related expenses, partially offset by the benefits from the Company’s reengineering activities.

The effective tax rate was 18 percent in the first quarter of 2010 compared with (79) percent for the first quarter of 2009. The rates in both periods reflect the impact of recurring tax benefits on varying pretax income. As indicated in prior quarters, this segment reflects the favorable impact of the consolidated tax benefit related to its ongoing funding activities outside the United States, which is allocated to ICS under the Company’s internal tax allocation process. The availability of this benefit in future years is largely dependent on a provision of the U.S. Internal Revenue Code that Congress has not yet acted to extend. Refer to Certain Legislative, Regulatory and Other Developments above for further discussion of this provision.

Global Commercial Services

Selected Income Statement Data

Three Months Ended March 31 (Millions)	2010	2009

Revenues
Discount revenue, net card fees and other	$1,069	$982

Interest income	1	1
Interest expense	48	45

Net interest income	(47)	(44)

Total revenues net of interest expense	1,022	938
Provisions for losses	78	47

Total revenues net of interest expense after provisions for losses	944	891

Expenses
Marketing, promotion, rewards and cardmember services	113	79
Salaries and employee benefits and other operating expenses	695	690

Total	808	769

Pretax segment income	136	122
Income tax provision	44	41

Segment income	$92	$81

Global Commercial Services

Selected Statistical Information

Three Months Ended March 31 (Billions, except percentages and where indicated)	2010	2009

Card billed business	$30.8	$25.1
Total cards-in-force (millions)	7.0	7.3
Basic cards-in-force (millions)	7.0	7.3
Average basic cardmember spending (dollars)	$4,400	$3,517

Global Corporate Travel:
Travel sales	$4.1	$3.4

Travel commissions and fees/sales	7.4%	8.6%
Total segment assets	$23.5	$19.0
Segment capital (millions)(a)	$3,394	$3,560
Return on average segment capital(b)	10.1%	11.2%
Return on average tangible segment capital(b)	21.9%	24.7%

Cardmember receivables:
Total receivables	$11.4	$9.6
90 days past billing as a % of total(c)	0.8%	2.4%
Net loss ratio (as a % of charge volume)(c) (d)	0.28%	0.17%

(a)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(b)	Return on average segment capital is calculated by dividing the (i) one year period segment income ($361 million and $393 million for the twelve months ended March 31, 2010 and 2009, respectively) by the (ii) one year average segment capital ($3.6 billion and $3.5 billion for the twelve months ended March 31, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $1.9 billion at both March 31, 2010 and 2009. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business.
(c)	Effective January 1, 2010, the Company revised the time period in which past due cardmember receivables in Global Commercial Services are written off when they are 180 days past due or earlier, consistent with applicable bank regulatory guidance and the write-off methodology adopted for U.S. Card Services in the fourth quarter of 2008. Previously, receivables were written off when they were 360 days past billing or earlier. Therefore, the net write-offs for the first quarter of 2010 include net write-offs of approximately $48 million for Global Commercial Services resulting from this write-off methodology change, which increased the net loss ratio and decreased the 90 days past billing metric for this segment, but did not have a substantial impact on provisions for losses. If this amount had been excluded from net write-offs, the net loss ratio for Global Commercial Services would have been 0.11 percent.
(d)	Beginning with the first quarter of 2010, the Company has revised the net loss ratio to exclude write-offs related to unauthorized transactions, consistent with the methodology for calculation of the net write-off rate for U.S. Card Services. The metrics for prior periods have not been restated for this change as it was deemed immaterial.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Global Commercial Services reported segment income of $92 million, an increase of $11 million or 14 percent compared to the same period a year ago as total revenues net of interest expense increased 9 percent, provisions for losses increased 66 percent and expenses increased by 5 percent. Both the revenue and expense comparisons were influenced by the translation impact of a weaker dollar during the first quarter of 2010.

Total revenues net of interest expense increased $84 million or 9 percent to $1.0 billion, due to increased discount revenue, net card fees and other, partially offset by higher interest expense.

Discount revenue, net card fees and other revenues of $1.1 billion increased $87 million or 9 percent, driven primarily by the increased level of card spending, higher travel commissions and fees and slightly higher net card fees, partially offset by decreased other revenues and reduced other commissions and fees. The 23 percent increase in billed business reflected a 25 percent increase in average spending per proprietary basic cards-in-force partially offset by a 4 percent decrease in basic cards-in-force.

Interest expense increased $3 million or 7 percent to $48 million, primarily driven by increased funding requirements due to higher average receivables balances, partially offset by a lower cost of funds, primarily in the United States.

Expenses were $808 million for the three months ended March 31, 2010, an increase of $39 million or 5 percent, mainly due to increased marketing, promotion, rewards and cardmember services expenses.

Provision for losses increased $31 million or 66 percent to $78 million on higher receivables levels and the enhancement of the GCS reserve methodology partially offset by improved credit performance within the underlying portfolio.

Marketing, promotion, rewards and cardmember services expenses increased $34 million or 43 percent to $113 million compared to $79 million in the same period a year ago, reflecting higher rewards costs and slightly greater marketing and promotion expenses.

Salaries and employee benefits and other operating expenses increased $5 million or 1 percent to $695 million, reflecting higher net charges during the first quarter of 2010 related to reengineering and business-building initiatives, partially offset by the benefits from the Company’s reengineering activities and higher expenses in the first quarter of 2009 related to the CPS acquisition.

The effective tax rate was 32 percent and 34 percent for the three months ended March 31, 2010 and 2009, respectively.

Global Network & Merchant Services

Selected Income Statement Data

Three Month Period Ended March 31 (Millions)	2010	2009

Revenues
Discount revenue, fees and other	$949	$807

Interest income	1	—
Interest expense	(47)	(50)

Net interest income	48	50

Total revenues net of interest expense	997	857
Provisions for losses	21	35

Total revenues net of interest expense after provisions for losses	976	822

Expenses
Marketing and promotion	166	64
Salaries and employee benefits and other operating expenses	395	372

Total	561	436

Pretax segment income	415	386
Income tax provision	148	136

Segment income	$267	$250

Global Network & Merchant Services

Selected Statistical Information

Three Month Period Ended March 31 (Billions, except percentages and where indicated)	2010	2009

Global Card billed business(a)	$161.0	$139.2
Global Network & Merchant Services:
Total segment assets	$10.8	$9.4
Segment capital (millions)(b)	$1,361	$1,459
Return on average segment capital(c)	65.8%	90.8%
Return on average tangible segment capital(c)	67.4%	93.6%

Global Network Services:
Card billed business	$20.1	$14.8
Total cards-in-force (millions)	26.5	25.1

(a)	Global Card billed business includes activities (including cash advances) related to proprietary cards, cards issued under network partnership agreements, and certain insurance fees charged on proprietary cards.
(b)	Segment capital represents capital allocated to a segment based upon specific business operational needs, risk measures, and regulatory capital requirements.
(c)	Return on average segment capital is calculated by dividing the (i) one year period segment income ($1.0 billion and $1.1 billion for the twelve months ended March 31, 2010 and 2009, respectively) by the (ii) one year average segment capital ($1.4 billion and $1.2 billion for the twelve months ended March 31, 2010 and 2009, respectively). Return on average tangible segment capital is computed in the same manner as return on average segment capital except the computation of average tangible segment capital excludes average goodwill and other intangibles of $34 million and $36 million at March 31, 2010 and 2009, respectively. The Company believes the return on average tangible segment capital is a useful measure of the profitability of its business.

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Global Network & Merchant Services reported segment income of $267 million for the three months ended March 31, 2010, a $17 million or 7 percent increase from $250 million for the same period a year ago as total revenues net of interest expense increased 16 percent, partially offset by an increase in expenses of 29 percent. Both revenue and expense comparisons were influenced by the translation impact of a weaker dollar during the first quarter of 2010.

Discount revenue, fees, and other increased $142 million or 18 percent to $949 million, reflecting an increase in merchant-related revenues driven by the 16 percent increase in global card business as well as higher volume driven GNS-related revenues.

Total revenues net of interest expense increased $140 million or 16 percent to $997 million, due to increased discount revenue, fees and other revenues, partially offset by a slightly lower interest expense credit. Discount revenue, fees and other revenues reflected an increase in merchant-related revenues, driven by a 16 percent increase in global card billed business, as well as higher volume driven GNS-related revenues.

Interest expense credit decreased $3 million or 6 percent to a credit of $47 million, due to a lower funding rate-driven interest credit related to internal transfer pricing, which recognizes the merchant services’ accounts payable-related funding benefit.

Provisions for losses decreased $14 million or 40 percent to $21 million reflecting lower merchant-related reserves.

Expenses were $561 million for the three months ended March 31, 2010, an increase of $125 million or 29 percent, due to increased marketing and promotion and salaries and employee benefits and other operating expenses.

Marketing and promotion expenses increased $102 million or more than 100 percent, reflecting higher brand, merchant and partner-related marketing investments.

Salaries and employee benefits and other operating expenses increased 23 million or 6 percent, reflecting higher technology and volume-related expenses.

The effective tax rate was 36 percent and 35 percent for the three months ended March 31, 2010 and 2009, respectively.

Corporate & Other

Results of Operations for the Three Months Ended March 31, 2010 and 2009

Corporate & Other had net expense of $53 million for the three months ended March 31, 2010 compared with net income of $67 million for the same period a year ago, reflecting higher operating and liquidity expenses. The income for the three months ended March 31, 2010 and 2009 both included $136 million of after-tax income for the previously announced MasterCard and Visa settlements.

OTHER REPORTING MATTERS

Accounting Developments

See “Recently Issued Accounting Standards” section of Note 1 to the Consolidated Financial Statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk to earnings or value resulting from movements in market prices. The Company’s market risk consists primarily of interest rate risk in the proprietary card-issuing and Travelers Cheque businesses and foreign exchange risk in international operations. As described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (see “Item 7A. Quantitative and Qualitative Disclosures About Market Risk”), the detrimental effect on the Company’s pretax earnings of:

•	a hypothetical 100 basis point increase in interest rates would be approximately $117 million;

•	a hypothetical 10 percent strengthening of the U.S. dollar related to anticipated overseas operating results for the next 12 months would be approximately $112 million.

These sensitivities are based on the 2009 year-end positions, and assume that all relevant maturities and types of interest rates and foreign exchange rates that affect the Company’s results would increase instantaneously and simultaneously and to the same degree. There were no material changes in these market risks since December 31, 2009.

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

Forward-looking Statements

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, which are subject to risks and uncertainties. The forward-looking statements, which address the Company’s expected business and financial performance, among other matters, contain words such as “believe”, “expect”, “anticipate”, “optimistic”, “intend”, “plan”, “aim”, “will”, “may”, “should”, “could”, “would”, “likely”, and similar expressions. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The Company undertakes no obligation to update or revise any forward-looking statements. Factors that could cause actual results to differ materially from these forward-looking statements include, but are not limited to, the following: the Company’s ability to exceed for 2010 its on-average, over-time earnings per share growth target of 12 percent to 15 percent per annum, which will depend on, among other things, the factors described below, including the level of consumer and business spending, credit trends, expense management, currency and interest rate fluctuations and general economic conditions, such as unemployment and GDP growth; the Company’s ability to manage credit risk related to consumer debt, business loans, merchants and other credit trends, which will depend in part on (i) the economic environment, including, among other things, the housing market, the rates of bankruptcies and unemployment, which can affect spending on card products, debt payments by individual and corporate customers and businesses that accept the Company’s card products, (ii) the effectiveness of the Company’s credit models and (iii) the impact of recently enacted statutes and proposed legislative initiatives affecting the credit card business, including, without limitation, The Credit Card Accountability Responsibility and Disclosure Act of 2009 (the “CARD Act”); the impact of the Company’s efforts to deal with delinquent cardmembers in the current challenging economic environment, which may affect payment patterns of cardmembers and the perception of the Company’s services, products and brands; the Company’s near-term write-off rates, including those for the second quarter of 2010, which will depend in part on changes in the level of the Company’s loan balances, delinquency rates of cardmembers, unemployment rates, the volume of bankruptcies and recoveries of previously written-off loans; consumer and business spending on the Company’s credit and charge card products and Travelers Cheques and other prepaid products and growth in card lending balances, which depend in part on the economic environment, and the ability to issue new and enhanced card and prepaid products, services and rewards programs, and increase revenues from such products, attract new cardmembers, reduce cardmember attrition, capture a greater share of existing cardmembers’ spending, and sustain premium discount rates on its card products in light of regulatory and market pressures, increase merchant coverage, retain cardmembers after low introductory lending rates have expired, and expand the Global Network Services business; the write-off and delinquency rates in the medium- to long-term of cardmembers added by the Company during the past few years, which could impact their profitability to the Company; the Company’s ability to effectively implement changes in the pricing of certain of its products and services; fluctuations in interest rates (including fluctuations in benchmarks, such as LIBOR and other benchmark rates that may give rise to basis risk, and credit spreads), which impact the Company’s borrowing costs, return on lending products and the value of the Company’s investments; the Company’s net interest yield on cardmember loans trending downward over time closer to historical levels, which will be impacted by the effects of the CARD Act and changes in consumer behavior that affect loan balances; the actual amount to be spent by the Company on marketing, promotion, rewards and cardmember services based on management’s assessment of competitive opportunities and other factors affecting its judgment and during 2010, the extent of provision benefit, if any, from lower than expected write-offs; the ability to control and manage operating, infrastructure, advertising and promotion expenses as business expands or changes, including the ability to accurately estimate the provision for the cost of the Membership Rewards program; fluctuations in foreign currency exchange rates; the Company’s ability to grow its business and generate excess capital and earnings in a manner and at levels that will allow the Company to return a portion of capital to shareholders, which will depend on the Company’s ability to manage its capital needs, and the effect of business mix, acquisitions and rating agency and regulatory requirements, including those arising from the Company’s status as a bank holding company; the ability of the Company to meet its objectives with respect to the growth of its brokered retail CD program, brokerage sweep account program and the direct deposit initiative, which will depend in part on customer demand, the perception of the Company’s brand and regulatory capital requirements; the success of the Global Network Services business in partnering with banks in the United States, which will depend in part on the extent to which such business further enhances the Company’s brand, allows the Company to leverage its significant processing scale, expands merchant coverage of the network, provides Global Network Services’ bank partners in the United States with the benefits of greater cardmember loyalty and higher spend per customer and benefits merchants through, among other things, greater transaction volume and additional higher spending customers; the ability of the Global Network Services business to meet the performance requirements called for by the Company’s settlements with MasterCard and Visa; trends in travel and entertainment spending and the overall level of consumer confidence; the uncertainties associated with business acquisitions, including, among others, the failure to realize anticipated business retention, growth and cost savings, as well as the ability to effectively integrate the acquired business into the Company’s existing operations; the success, timeliness and financial impact (including costs, cost savings, and other benefits, including increased revenues), and beneficial effect on the Company’s operating expense to revenue ratio, both in the short-term and over time, of reengineering initiatives being implemented or considered by the Company, including cost management, structural and strategic measures such as vendor, process, facilities and operations consolidation, outsourcing (including, among others, technologies operations), relocating certain functions to lower-cost overseas locations, moving internal and external functions to the internet to save costs, and planned staff reductions relating to certain of such reengineering actions, including, the ability of the Company to generate an annualized level of greater than $500 million of gross expense savings by 2012 from reengineering actions in its Global Services unit; the Company’s ability to reinvest the benefits arising from such reengineering actions in its businesses; bankruptcies, restructurings, consolidations or similar events affecting the airline or any other industry representing a significant portion of the Company’s billed business, including any potential negative effect on particular card products and services and billed business generally that could result from the actual or perceived weakness of key business partners in such industries; the triggering of obligations to make payments to certain co-brand partners, merchants, vendors and customers under contractual arrangements with such parties under certain circumstances; a downturn in the Company’s businesses and/or negative changes in the Company’s and its subsidiaries’ credit ratings, which could result in contingent payments under contracts, decreased liquidity and higher borrowing costs; the ability of the Company to satisfy its liquidity needs and execute on its funding plans, which will depend on, among other things, the Company’s future business growth, its credit ratings, market capacity and demand for securities offered by the Company, performance by the Company’s counterparties under its bank credit facilities and other lending facilities, regulatory changes, including changes to the policies, rules and regulations of the Board of Governors of the Federal Reserve System and the Federal Reserve Bank of San Francisco, the Company’s ability to securitize and sell receivables and the performance of receivables previously sold in securitization transactions; accuracy of estimates for the fair value of the assets in the Company’s investment portfolio and, in particular, those investments that are not readily marketable; the ability of the Company’s charge card and lending trusts to maintain excess spreads at levels sufficient to avoid material set-asides or early amortization of the Company’s charge card and lending securitizations, which will depend on various factors such as income derived from the relevant portfolios and their respective credit performances; the increase in excess spread resulting from the designation of discount option receivables with respect to the American Express Credit Account Master Trust, which will depend in part on the monthly principal payment rate posted to accounts in, and the credit performance of, the securitized lending portfolio; the Company’s ability to invest in technology advances across all areas of its business to stay on the leading edge of technologies applicable to the payments industry; the Company’s ability to attract and retain executive management and other key employees; the Company’s ability to protect its intellectual property rights (IP) and avoid infringing the

IP of other parties; the potential negative effect on the Company’s businesses and infrastructure, including information technology, of terrorist attacks, natural disasters, intrusion into our infrastructure by “hackers” or other catastrophic events in the future; political or economic instability in certain regions or countries, which could affect lending and other commercial activities, among other businesses, or restrictions on convertibility of certain currencies; changes in laws or government regulations; the administration’s proposal to impose a “financial crisis responsibility fee” at the rate of approximately 15 basis points on certain liabilities of banks, bank holding companies and other financial institutions with consolidated assets of at least $50 billion; the potential failure of the United States Congress to extend the active financing exception to Subpart F of the Internal Revenue Code, which could increase the Company’s effective tax rate and have an adverse impact on net income; the potential impact of the CARD Act and regulations adopted by federal bank regulators relating to certain credit and charge card practices, including, among others, the imposition by card issuers of interest rate increases on outstanding balances and the allocation of payments in respect of outstanding balances with different interest rates, which could have an adverse impact on the Company’s net income; accounting changes, including the implementation of changes to the accounting for off-balance sheet activities or other potential regulatory interpretations in this area, which, effective January 1, 2010, required the Company to consolidate the assets and liabilities of the lending securitization trust, thereby requiring the Company to reestablish loss reserves, which has in turn resulted in a reduction to the Company’s regulatory capital ratios and has also resulted in a change with respect to the presentation of its financial statements beginning with the first quarter of 2010, and which also could result in lower credit ratings on securities issued by the Company’s off-balance sheet securitization trusts as a result of the uncertainty with respect to the ability of rating agencies to continue to rely on the FDIC’s safe harbor rule regarding the isolation of securitized assets in the event of a sponsoring bank’s receivership or conservatorship, which in turn could adversely impact the Company’s ability to utilize securitizations as a component of its funding strategy; outcomes and costs associated with litigation and compliance and regulatory matters; and competitive pressures in all of the Company’s major businesses. A further description of these and other risks and uncertainties can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and the Company’s other reports filed with the SEC.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in a number of legal and arbitration proceedings, including class actions, concerning matters arising in connection with the conduct of their respective business activities. The Company believes it has meritorious defenses to each of these actions and intends to defend them vigorously. In the course of its business, the Company and its subsidiaries are also subject to governmental examinations, information gathering requests, subpoenas, inquiries and investigations. The Company believes that it is not a party to, nor are any of its properties the subject of, any pending legal, arbitration, regulatory, tax or investigative proceedings that would have a material adverse effect on the Company’s consolidated financial condition or liquidity. However, it is possible that the outcome of any such proceeding could have a material impact on results of operations in any particular reporting period as the proceedings are resolved. Certain legal proceedings involving the Company are described below. For a discussion of certain other legal proceedings involving the Company and its subsidiaries, please refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Corporate Matters

In November 2009, a putative class action captioned Amick v. American Express Travel Related Services Co., was filed in the U.S. District Court for the Southern District of New York seeking to recover unpaid wages and overtime compensation at one of the Company’s call centers. The Plaintiff seeks to represent all similarly situated employees in a collective action under the Fair Labor Standards Act (“FLSA”) and in a Rule 23 class action under the North Carolina Wage and Hour Act. On January 26, 2010, the Court granted the Company’s motion to transfer the case to the U.S. District Court for the Middle District of North Carolina. Subsequently, plaintiff voluntarily dismissed its action, without prejudice, but has joined as a plaintiff in the Patzke matter discussed below.

In February 2010, a putative class action captioned Patzke, Knauss and Amick v. American Express Travel Related Services Company, Inc., was filed in the U.S. District Court for the District of Arizona. Similar to the Amick complaint discussed above, the complaint in Patzke seeks to recover allegedly unpaid wages and overtime compensation for a class of employees at the Company’s call centers. In April 2010, plaintiffs served an Amended Complaint on the Company that, among other things, added Amick as a plaintiff. The Company has filed a motion to have the Patzke action transferred to North Carolina, which was the venue of the Amick action.

In May 2008, a shareholders’ derivative suit was filed in New York State Supreme Court in Manhattan naming American Express Company and certain current and former directors and senior executives as defendants. The case captioned as City of Tallahassee Retirement System v. Akerson et al. alleges breaches of fiduciary duty “arising from knowing breaches of fiduciary obligations by certain current and former officers and directors of the Company that have led to the imposition of deferred criminal charges on a bank that at the time such charges were entered was owned by American Express, as well as the Company’s payment of approximately $65 million in penalties to federal and state regulators” related to American Express Bank Limited’s (AEBL) and TRS’s anti-money laundering programs. The complaint also states that the sale of AEBL took place after American Express had “allowed the value of its banking business unit to be dramatically impaired on account of the systemic violations of law and resulting deferred criminal charges.” The complaint seeks monetary damages on behalf of the Company. The defendants filed a motion to dismiss the complaint and in October 2009, the Court dismissed the complaint against all defendants. The plaintiff had filed a Notice of Appeal of the dismissal, but has since informed the Company that it does not intend to pursue such appeal.

In December 2008, a putative class action captioned Obester v. American Express Company, et. al. was filed in the United States District Court for the Southern District of New York. The complaint alleges that the defendants violated certain ERISA obligations by: allowing the investment of American Express Retirement Savings Plan assets in American Express common stock when American Express common stock was not a prudent investment; misrepresenting and failing to disclose material facts to Plan participants in connection with the administration of the Plan; and breaching certain fiduciary obligations. The Company is also a defendant in three other putative class actions making allegations similar to those made in the Obester matter: Tang v. American Express Company, et. al. , filed on December 29, 2008 in the United States District Court for the Southern District of New York, Miner v. American Express Company et. al. , filed on February 4, 2009 in the United States District Court for the Southern District of New York, and DiLorenzo v. American Express Company et. al. , filed on February 10, 2009 in the United States District Court for the Southern District of New York. American Express has filed a motion to dismiss these actions. In April 2009, these actions were consolidated into a Consolidated Amended complaint, captioned In Re American Express ERISA Litigation. Following argument on American Express’ motion to dismiss this action, the Court permitted plaintiffs to file a Second Amended Complaint. In April 2010, American Express has filed a motion to dismiss the amended complaint.

U.S. Card Services and Global Merchant Services Matters

Since July 2003 the Company has been named in a number of putative class actions in which the plaintiffs allege an unlawful antitrust tying arrangement between certain of the Company’s charge cards and credit cards in violation of various state and federal laws. These cases have all been consolidated in the U.S. District Court for the Southern District of New York under the caption: In re American Express Merchants’ Litigation. A case making similar allegations was also filed in the Southern District of New York in July 2004 captioned: The Marcus Corporation v. American Express Company et al. The Marcus case is not consolidated. The plaintiffs in these actions seek injunctive relief and an unspecified amount of damages. In April 2004, the Company filed a motion to dismiss all the actions filed prior to the date of its motion. In March 2006, that motion was granted, with the Court finding the claims of the plaintiffs to be subject to arbitration. Plaintiffs asked the District Court to reconsider its dismissal. That request was denied. The plaintiffs appealed the District Court’s arbitration ruling and in January 2009, the U.S. Court of Appeals for the Second Circuit reversed the District Court. The Company filed with the U.S. Supreme Court a petition of certiorari from the Second Circuit’s arbitration ruling. On May 3, 2010, the Supreme Court granted the Company’s petition, vacated the judgment of the Second Circuit and remanded the case back to the Second Circuit for further consideration. The Company also filed a motion to dismiss the action filed by The Marcus Corporation, which was denied in July 2005. In October 2007, The Marcus Corporation filed a motion seeking certification of a class. In March 2009, the Court denied the plaintiffs’ motion for class certification, without prejudicing their right to remake such a motion upon resolution of the pending summary judgment motion. In April 2009, the Court denied plaintiffs’ motion for reconsideration of the March 2009 order. In September 2008, American Express moved for summary judgment seeking dismissal of The Marcus Corporation’s complaint, and The Marcus Corporation cross-moved for partial summary judgment on the issue of liability. A decision on the summary judgment motions is pending. A case captioned Hayama Inc. v. American Express Company et al., which makes similar allegations as those in the actions described above, was filed and remains in the Superior Court of California, Los Angeles County (filed December 2003). The Company continues to request that the California Superior Court that is hearing the Hayama action stay such action. To date the Hayama action has been stayed.

In June 2008, five separate lawsuits were filed against American Express Company in the U.S. District Court for the Eastern District of New York alleging that the Company’s “anti-steering” rules in its merchant acceptance agreements violate federal antitrust laws. As alleged by the plaintiffs, these rules prevent merchants from offering consumers incentives to use alternative forms of payments when consumers wish to use an American Express-branded card. The five suits were filed by each of Rite-Aid Corp., CVS Pharmacy Inc., Walgreen Co., Bi-Lo LLC., and H.E. Butt Grocery Company. The plaintiff in each action seeks damages and injunctive relief. American Express filed its answer to these complaints and also filed a motion to dismiss these complaints as time barred. The Court entered a scheduling order on January 26, 2010 and denied the Company’s motion to dismiss the complaints in March 2010.

In July, 2009, a putative class action, captioned The Wild Grape v. American Express Company, et al., was filed in the U.S. District Court for the Central District of California. The complaint challenges American Express’s policy of retaining the discount charged to certain merchants when underlying purchases are returned to the merchant by an American Express cardmember for a refund. The complaint seeks certification of a California-only class. American Express has filed a motion to dismiss the complaint. In April 2010, prior to the Court’s reaching a decision on the Company’s motion to dismiss, plaintiff agreed to dismiss its lawsuit after the parties resolved the action on an individual basis.

In October 2009, a putative class action, captioned Lopez, et al. v. American Express Bank, FSB and American Express Centurion Bank, was filed in the U.S. District Court for the Central District of California. The complaint seeks to certify a nationwide class of American Express cardmembers whose interest rates were changed from fixed to variable in or around August 2009 or otherwise increases. American Express filed a motion to compel arbitration, and plaintiff has amended their complaint to limit the class to California residents only. The Company has filed a motion to dismiss the amended complaint, which is pending.

ITEM 1A.	RISK FACTORS

This section supplements and updates certain of the information found under Item 1A. “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 (the “2009 Form 10-K”) and should be read in conjunction with the discussion of risk factors set forth in such section. Based on the information currently known to the Company, it believes that the matter discussed below, together with the risk factors set forth in the 2009 Form 10-K, identify the most significant risk factors affecting the Company. However, the risks and uncertainties that the Company faces are not limited to those described below and those set forth in the 2009 Form 10-K. Additional risks and uncertainties not presently known to the Company or that it currently believes to be immaterial may also adversely affect the Company’s business and the trading price of its securities.

Our business is subject to the effects of weather and natural disasters.

As previously disclosed, natural disasters, severe weather conditions and other catastrophic events can have a negative effect on the Company’s business. Because the Company derives a portion of its revenues from travel-related spending, its business is sensitive to disruptions in air travel and other forms of travel caused by such events. Such disruptions can result in the payment of claims under travel interruption insurance policies that the Company offers and, if such disruptions to travel are prolonged, they can materially adversely affect overall travel-related spending. If the conditions described above (or similar ones) result in widespread or lengthy disruptions to travel, they could have a material adverse effect on our results of operations.

For a discussion of other risk factors relating to the Company, see Part I, Item 1A. “Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(c) ISSUER PURCHASES OF SECURITIES

The table below sets forth the information with respect to purchases of the Company’s common stock made by or on behalf of the Company during the quarter ended March 31, 2010.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

January 1-31, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	14,630	$38.11	N/A	N/A

February 1-28, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	1,118,998	$37.93	N/A	N/A

March 1-31, 2010
Repurchase program (1)	—	$—	—	100,018,968
Employee transactions (2)	28,956	$38.02	N/A	N/A

Total
Repurchase program (1)	—	$—	—
Employee transactions (2)	1,162,584	$37.94	N/A

(1)	At March 31, 2010, there are approximately 100 million shares of common stock remaining under Board authorization. Such authorization does not have an expiration date, and at present, there is no intention to modify or otherwise rescind such authorization. Since September 1994, the Company has acquired 670 million shares of common stock under various Board authorizations to repurchase up to an aggregate of 770 million shares, including purchases made under agreements with third parties.
(2)	Includes: (a) shares delivered by or deducted from holders of employee stock options who exercised options (granted under the Company’s incentive compensation plans) in satisfaction of the exercise price and/or tax withholding obligation of such holders and (b) restricted shares withheld (under the terms of grants under the Company’s incentive compensation plans) to offset tax withholding obligations that occur upon vesting and release of restricted shares. The Company’s incentive compensation plans provide that the value of the shares delivered or attested to, or withheld, be based on the price of the Company’s common stock on the date the relevant transaction occurs.
(3)	Share purchases under publicly announced programs are made pursuant to open market purchases or privately negotiated transactions (including with employee benefit plans) as market conditions warrant and at prices the Company deems appropriate.

ITEM 6.	EXHIBITS

The list of exhibits required to be filed as exhibits to this report are listed on page E-1 hereof, under “Exhibit Index”, which is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMERICAN EXPRESS COMPANY
(Registrant)

Date: May 4, 2010	By	/S/ DANIEL T. HENRY
Daniel T. Henry
Executive Vice President and Chief Financial Officer

Date: May 4, 2010	By	/S/ JOAN C. AMBLE
Joan C. Amble
Executive Vice President and Comptroller
(Principal Accounting Officer)

EXHIBIT INDEX

The following exhibits are filed as part of this Quarterly Report:

Exhibit	Description

12	Computation in Support of Ratio of Earnings to Fixed Charges.

31.1	Certification of Kenneth I. Chenault pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2	Certification of Daniel T. Henry pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1	Certification of Kenneth I. Chenault and Daniel T. Henry pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	These interactive data files are furnished and deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

E-1